Form 10-Q
period 2008-06-30
Homeowners Choice, Inc.
filed 2008-08-29
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

Homeowners Choice, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-5961396
(State of Incorporation)	(IRS Employer Identification No.)

2340 Drew Street, Suite 200

Clearwater, FL 33765

(Address, including zip code of principal executive offices)

(727) 213-2449

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on August 29, 2008 was 6,848,668.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	At June 30, 2008	At December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$18,455	15,729
Short-term investments	28,059	17,055
Accrued interest and dividends receivable	138	60
Premiums receivable	14,650	3,256
Assumed reinsurance balances receivable	966	—
Deferred policy acquisition costs	5,724	3,163
Office equipment, net	96	36
Deferred income taxes	1,087	653
Other assets	709	41

Total assets	$69,884	39,993

Liabilities and Stockholders’ Equity

Losses and loss adjustment expenses	5,569	1,688
Unearned premiums	35,897	19,814
Ceded reinsurance balances payable	1,559	1,060
Assumed reinsurance balances payable	—	833
Accrued expenses	2,275	832
Income taxes payable	2,358	1,266
Other liabilities	935	162

Total liabilities	48,593	25,655

Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 5,182,000 shares issued and outstanding)	—	—
Additional paid-in capital	13,600	13,383
Retained earnings	7,691	955

Total stockholders’ equity	21,291	14,338

Total liabilities and stockholders’ equity	$69,884	39,993

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue

Net premiums earned	$9,818	—	20,259	—
Net investment income	381	111	727	111
Other	284	—	403	—

Total revenue	10,483	111	21,389	111

Expenses

Losses and loss adjustment expenses	4,173	—	6,447	—
Policy acquisition and other underwriting expenses	1,803	6	4,119	6
Pre-opening expenses	—	265	—	344

Total expenses	5,976	271	10,566	350

Income (loss) before income taxes	4,507	(160)	10,823	(239)

Income taxes	1,694	40	4,087	40

Net income (loss)	$2,813	(200)	6,736	(279)

Basic earnings (loss) per share	$.54	(.05)	1.30	(.13)

Diluted earnings (loss) per share	$.54	(.05)	1.30	(.13)

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$6,736	(279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	217	—
Depreciation and amortization	7	—
Deferred income tax benefit	(434)	—
Changes in operating assets and liabilities:
Premiums receivable	(11,394)	—
Assumed reinsurance balances receivable	(966)	—
Accrued interest and dividends receivable	(78)	—
Other assets	(668)	(117)
Reinsurance balances payable	(334)	—
Deferred policy acquisition costs	(2,561)	—
Losses and loss adjustment expenses	3,881	—
Unearned premiums	16,083	—
Income taxes payable	1,092	40
Accrued expenses and other liabilities	2,216	(63)

Net cash provided by (used in) operating activities	13,797	(419)

Cash flows from investing activities:
Purchase of office equipment, net	(67)	—
Purchase of short-term investments, net	(11,004)	(2,000)

Net cash used in investing activities	(11,071)	(2,000)

Cash flows from financing activity-
Proceeds from sale of common stock	—	12,955

Net increase in cash and cash equivalents	2,726	10,536

Cash and cash equivalents at beginning of period	15,729	1

Cash and cash equivalents at end of period	$18,455	10,537

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,428	—

Cash paid for interest	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2008

(Dollars in thousands)

			Additional		Total
	Common stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2007	5,182,000	$—	13,383	955	14,338

Net income (unaudited)	—	—	—	6,736	6,736

Stock-based compensation (unaudited)	—	—	217	—	217

Balance at June 30, 2008 (unaudited)	5,182,000	$—	13,600	7,691	21,291

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Property & Casualty Insurance Company, Inc. , Homeowners Choice Managers, Inc., Southern Administration, Inc., and Claddaugh Casualty Insurance Company, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting and do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008 or any other interim period. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the SEC on July 24, 2008.

In preparing the interim unaudited condensed consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss adjustment expense reserves, the recoverability of deferred policy acquisition costs, the determination of federal income taxes, and the net realizable value of reinsurance recoverables. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 2 — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 3) and is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS No. 159”),” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities and also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008. Consequently, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Management is in the process of evaluating the impact of SFAS 141(R) and does not anticipate it will have a material impact on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 2 — Recent Accounting Pronouncements, continued

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is in the process of evaluating the impact of SFAS 160 and does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162 (“SFAS 162”), “The hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

In May 2008, the FASB issued FASB Statement No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts,” an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognizes a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 163 will have on its consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 3 — Fair Value Measurement

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to level 1 inputs and the lowest priority to level 3 inputs. In general, fair values determined by level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by level 2 inputs utilize inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The types of instruments valued based on quoted prices for similar assets or liabilities in active markets, executable quotes for assets and liabilities in less active markets, or inputs derived from observable market data include short-term investments. Such instruments are generally classified within level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Short-term investments	$—	28,059	—	28,059

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 4 — Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains contingently liable with respect to claims payments in the event that any of the reinsurers are unable to meet their obligations under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Premiums Written
Direct	$18,227	—	26,858	—
Assumed	1,272	—	14,196	—

Gross written	19,499	—	41,054	—
Ceded	(3,190)	—	(4,711)	—

	16,309	—	36,343	—

Premiums Earned
Direct	$3,234	—	4,375	—
Assumed	9,774	—	20,595	—

Gross earned	13,008	—	24,970	—
Ceded	(3,190)	—	(4,711)	—

Net premiums earned	$9,818	—	20,259	—

The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during the three and six month periods ended June 30, 2008 were approximately $73,000 related to one non-catastrophic event. At June 30, 2008, assumed reinsurance balances receivable included approximately $966,000 due from Citizens Property Insurance Corporation.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 5 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Month Period Ended June 30, 2008	Six Month Period Ended June 30, 2008
Balance, beginning of period	$2,848	1,688
Less reinsurance recoverables	—	—

Net balance – beginning of period	2,848	1,688

Incurred related to:
Current period	3,997	6,818
Prior period	176	(371)

Total incurred	4,173	6,447

Paid related to:
Current period	(1,310)	(1,866)
Prior period	(142)	(700)

Total paid	(1,452)	(2,566)

Net balance at end of period	5,569	5,569
Plus reinsurance recoverables	73	73

Balance, end of period	$5,642	5,642

There was no activity in the liability for unpaid losses and LAE for the 2007 periods as the Company’s insurance operations did not commence until July 2007.

Note 6 — Income Taxes

During the three and six months ended June 30, 2008, the Company recorded approximately $1.7 million and $4.1 million, respectively, of income tax expense, which resulted in an estimated annual effective tax rate of approximately 38%. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate primarily due to state income taxes. For the three and six months ended June 30, 2007, income tax expense amounted to approximately $40,000. At June 30, 2007, pending commencement of insurance underwriting operations, management determined a valuation allowance was necessary to fully offset the deferred tax asset. Such valuation allowance was reversed subsequent to the commencement of insurance underwriting operations in July 2007 as, in the opinion of management, it was more likely than not all deferred tax assets would be realized.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 7 — Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. A summary of the numerator and denominator of the basic and fully diluted earnings (loss) per share is presented below (dollars and shares in thousands):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2008	2007	2008	2007
Numerator -
Net earnings (loss)	$2,813	(200)	6,736	(279)

Denominator:
Weighted average shares - basic	5,182	4,328	5,182	2,176

Effect of dilutive securities -
Stock options	—	—	—	—

Weighted average shares - diluted	5,182	4,328	5,182	2,176

Earnings (loss) per share–basic and diluted	$.54	(.05)	1.30	(.13)

Note 8 — Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment.”

The Company has a Stock Option and Incentive Plan (the “Plan”) that provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At June 30, 2008, options to purchase 4,850,000 shares are available for grant under the Plan. The options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 — Stock-Based Compensation, continued

A summary of the activity in the Company’s stock option plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,150,000	$2.50	9.5 years	$—
Granted	—
Exercised	—
Forfeited	—

Outstanding at June 30, 2008	1,150,000	$2.50	9.0 years	$—

Exercisable at June 30, 2008	507,000	$2.50	9.0 years	$—

At June 30, 2008, there was approximately $804,000 of total unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the plan, which the Company expects to recognize over a weighted-average period of forty-six months. No options were granted during the three and six months ended June 30, 2008. The total fair value of shares vesting and recognized as compensation expense was approximately $108,000 and $217,000, respectively, for the three and six month periods ended June 30, 2008 and the associated income tax benefit recognized was $37,000 and $80,000, respectively. No stock-based compensation expense or related income tax benefits were recognized during the three and six month periods ended June 30, 2007.

No options were granted during the six months ended June 30, 2008. The fair value of options granted during the three and six months ended June 30, 2007 was estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

Dividend yield	0%
Expected volatility	48.0%
Risk-free interest rate	3.63% to 4.75%
Expected life (in years)	5.5 to 6.5
Weighted-average fair value of options granted	$1.26

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 — Deferred policy acquisition costs

Deferred policy acquisition costs incurred and amortized are as follows (dollars in thousands):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$4,686	—	3,163	—
Costs, deferred during the year	3,150	—	6,585	—
Amortization charged to expense	(2,112)	—	(4,024)	—

Balance, end of period	$5,724	—	5,724	—

Note 10 — Reverse Common Stock Split

On June 16, 2008, the Company effected a 1 for 2.50 reverse split of its issued and outstanding common stock. The accompanying condensed consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock split for all periods presented.

Note 11 — Subsequent Event

On July 24, the Company’s Registration Statement on Form S-1, as amended (File No. 333-150513), relating to the initial public offering of the Company’s units, with each unit consisting of one share of the Company’s common stock and one warrant (“Unit”), was declared effective by the SEC. The Registration Statement covered the offer and sale by the Company of 1,666,668 Units, which were sold to the public on July 30, 2008 at a price of $7.00 per Unit. Such Units are currently traded on the NASDAQ Global Market under the symbol “HCIIU.” It is anticipated that on or about September 15, 2008, the securities comprising the Units will begin separate trading, with the common stock and the warrants being traded on the NASDAQ Global Market under the symbols “HCII” and “HCIIW,” respectively. Two warrants may be exercised to acquire one share of common stock at an exercise price equal to $9.10 per share (130% of the public offering price) on or before July 30, 2013. In addition, the Company’s placement agents received an aggregate of 166,666 warrants to purchase 166,666 shares of common stock at an exercise price of $9.10 per share. Thus, the Company has reserved 1,000,000 shares of common stock for issuance upon exercise of the warrants. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares. The initial public offering resulted in aggregate proceeds to the Company of approximately $11.7 million and net proceeds of approximately $9.8 million after underwriting commissions and offering expenses. As of August 29, 2008, the Company has issued and outstanding a total of 6,848,668 shares of its common stock, which number includes the 1,666,668 shares underlying the Units issued in the initial public offering.

Report by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2008, and for the three and six month periods ended June 30, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2008. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated June 16, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

August 22, 2008

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to: the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; changing rates of inflation; and other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission (“SEC”) reports.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our Prospectus filed with the SEC on July 24, 2008 and with other information included in this Form 10-Q under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Prospectus filed with the SEC on July 24, 2008. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners Choice, Inc. and its subsidiaries.

OVERVIEW

General

We are a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we currently provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. As of June 30, 2008, we had total assets of $69.9 million and stockholders’ equity of $21.3 million. Our net income was approximately $6.7 million for the six months ended June 30, 2008.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. Since inception, we have assumed, through our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., more than 23,000 property and casualty insurance policies, of which approximately 20,000 remain in force at June 30, 2008, from Citizens. These policies were assumed in four separate assumption transactions which took place in July 2007, November 2007, February 2008, and June 2008 and account for substantially all of our premium revenue since inception. Of those policies assumed, approximately 85% are homeowners’ insurance policies, and the remaining 15% are a combination of policies written for condominium-owners and tenants. Citizens currently retains 16% of the unearned premium for the policies that we assume, which is included in our policy acquisition cost. Our existing policies represent approximately $51.0 million in annualized premiums. We expect to have the opportunity to participate in at least one additional assumption transaction during 2008. However, we cannot currently quantify the number of policies or annualized premiums that will be assumed, if any.

Citizens requires us to offer renewals on the policies we acquire for a period of three years subsequent to the initial expiration of the assumed policies. We are required to offer these renewals at rates that are equivalent to or less than rates charged by Citizens. The policyholder has the option to renew with us or they may ask their agent to place their coverage with another insurance company. We strive to retain these policies by offering competitive rates to our policyholders, which may be below the rates we initially charged in our take-out program as Citizens does not receive any portion of the renewal premium and, additionally, we expect our internal costs to renew the policy to be less than the original acquisition costs.

We face various challenges to implementing our operating and growth strategies. Because we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by our insurance subsidiary’s regulation and supervision by the State of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. Additionally, we compete with large, well-established insurance companies as well as other specialty insurers that, in most cases, possess greater financial resources, larger agency networks, and greater name recognition than we do.

Recent Developments

On July 30, 2008, we closed our initial public offering, which resulted in aggregate gross proceeds to the Company of approximately $11.7 million and aggregate net proceeds to us of approximately $9.8 million after deducting commissions paid to placement agents and offering expenses. A total of 1,666,668 units, with each unit consisting of one share of the Company’s common stock and one warrant (“Unit”), were sold to the public at a price of $7.00 per Unit. Two warrants may be exercised to acquire one share of common stock at an exercise price equal to $9.10 per share (130% of the public offering price) on or before July 30, 2013. In addition, the Company’s placement agents received an aggregate of 166,666 warrants to purchase 166,666 shares of common stock at an exercise price of $9.10 per share. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares. As of August 29, 2008, we had issued and outstanding a total of 6,848,668 shares of our common stock, which number includes the 1,666,668 shares underlying the Units issued in our initial public offering. In addition, the Company has reserved 1,000,000 shares of common stock for issuance upon exercise of the warrants issued in our initial public offering.

Effective June 15, 2008, we completed our fourth assumption transaction under which a total of approximately 1,600 policies were assumed by us through our participation in the Citizens takeout program. The assumed premiums with respect to this June 2008 takeout amounted to approximately $2.7 million.

Effective June 1, 2008, we entered into reinsurance treaties, which provide approximately $198 million of coverage for aggregate losses and loss adjustment expenses during the 2008-2009 hurricane season. We expect to be charged approximately $28.0 million in annual premiums with respect to these new reinsurance treaties, with such costs to be recognized over the reinsurance treaty period covering June 1, 2008 through May 31, 2009. In comparison, our reinsurance treaties covering the 2007-2008 hurricane season provided only $39 million of coverage for aggregate losses and loss adjustment expenses at a cost to us of approximately $4.5 million, which we recognized over the period from July 1, 2007 through May 31, 2008. Thus, we expect our losses and loss adjustment expenses and related loss ratio to increase during the remaining months of 2008 as compared to the first six months of 2008. We anticipate additional premium writing will offset the increase in reinsurance costs, with no significant impact on our financial results.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenue
Net premiums earned	$9,818	—	20,259	—
Net investment income	381	111	727	111
Other Income	284	—	403	—

Total operating revenue	10,483	111	21,389	111

Operating Expenses
Losses and loss adjustment expenses	4,173	—	6,447	—
Policy acquisition and other underwriting expenses	1,803	6	4,119	6
Pre-opening expenses	—	265	—	344

Total operating expenses	5,976	271	10,566	350

Income (loss) before income taxes	4,507	(160)	10,823	(239)
Income taxes	1,694	40	4,087	40

Net income (loss)	$2,813	(200)	6,736	(279)

Loss Ratio	42.50%	—	31.82%	—
Expense Ratio	18.36%	—	20.33%	—

Combined Ratio	60.86%	—	52.15%	—

Comparison of the Three Months ended June 30, 2008 to the Three Months ended June 30, 2007

Our results of operations for the three month period ending June 30, 2007 reflect a net loss of $200,000, or $0.05 loss per basic and diluted share. These results primarily reflect pre-opening expenses incurred prior to the start of our insurance operations in June 2007. Total operating expenses were $271,000 and were partially offset by net investment income of $111,000. Investment income resulted from income earned as a result of investing the proceeds of our private placement in short-term investments. All further commentary with respect to our operating results will be specific to the current year results and performance.

Our results of operations for the three months ended June 30, 2008 reflect net income of $2,813,000, or $0.54 earnings per basic and diluted share.

Revenue

Net Premiums Earned of $9,818,000 for the three months ended June 30, 2008 reflects the revenue from policies assumed from Citizens in July and November 2007 and February and June 2008, and the earnings on the renewal of these policies, reduced by the appropriate reinsurance costs. Net Premiums Written during the three months ended June 30, 2008 totaled $16,310,000.

Net Premiums Written is a non-GAAP financial measure representing the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net Premiums Written is a statutory measure designed to determine production levels. Net Premiums Earned is the most directly comparable GAAP measure and represents the portion of Net Premiums Written that is recognized as revenue in the financial statements for the period.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2008 and June 30, 2007 (dollars in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net Premiums Written	$16,310	—
Increase in Unearned Premiums	(6,492)	—

Net Premiums Earned	$9,818	—

Net Investment Income for the three months ended June 30, 2008 of $381,000 is specific to our investment in certificates of deposit and money market funds.

Other Income for the three months ended June 30, 2008 of $284,000 primarily reflects the policy fee income we receive with respect to our issuance of renewal policies.

Expenses

Losses and loss adjustment expenses for the three months ended June 30, 2008 of $4,173,000 reflects the impact of case reserve strengthening and development of incurred but not reported losses.

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2008 of $1,803,000 reflect the commissions payable to agents for production of policies, policy administration costs and administrative overhead expenses.

Income Taxes for the three months ended June 30, 2008 were $1,694,000 for state and federal income taxes resulting in an effective tax rate for the period of 37.59%.

Ratios:

The loss ratio (GAAP basis) applicable to the quarter ended June 30, 2008 (loss and loss adjustment expenses related to premiums earned) was 42.50%.

The expense ratio (GAAP basis) applicable to the quarter ended June 30, 2008 (policy acquisition and other underwriting expenses related to premiums earned) was 18.36%.

The combined loss ratio and the expense ratio (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined loss ratio under 100.00% generally reflects profitable underwriting results. A combined loss ratio over 100.00% generally reflects unprofitable underwriting results. The Company’s combined loss ratio for the three months ended June 30, 2008 was 60.86%.

Comparison of the Six Months ended June 30, 2008 to the Six Months ended June 30, 2007

Our results of operations for the six months ended June 30, 2007 reflect a net loss of $279,000, or $0.13 loss per basic and diluted share. These results primarily reflect pre-opening expenses incurred prior to the start of our insurance operations in June 2007. Total operating expenses were $350,000 and were partially offset by net investment income of $111,000. Investment income resulted from income earned from our short-term investments, primarily from investing the aggregate proceeds of $12,955,000 from our private sale of 5,820,000 common shares in April 2007. All further commentary with respect to our operating results will be specific to the current year results and performance.

Our results of operations for the six months ended June 30, 2008 reflect net income of $6,736,000, or $1.30 earnings per basic and diluted share.

Revenue

Net Premiums Earned of $20,259,000 for the six months ended June 30, 2008 reflects the earnings from policies assumed from Citizens in July and November 2007 and February and June 2008, and the earnings on the renewal of these policies, reduced by the appropriate reinsurance costs. Net Premiums Written during the six months ended June 30, 2008 totaled $36,342,000.

Net Premiums Written is a non-GAAP financial measure representing the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net Premiums Written is a statutory measure designed to determine production levels. Net Premiums Earned is the most directly comparable GAAP measure and represents the portion of Net Premiums Written that is recognized as income in the financial statements for the period.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2008 and June 30, 2007 (dollars in thousands):

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Net Premiums Written	$36,342	—
Increase in Unearned Premiums	(16,083)	—

Net Premiums Earned	$20,259	—

Net Investment Income for the six months ended June 30, 2008 of $727,000 is specific to our investment in certificates of deposit and money market funds.

Other Income for the six months ended June 30, 2008 of $403,000 primarily reflects the policy fee income we receive with respect to our issuance of renewal policies.

Expenses

Losses and loss adjustment expenses for the six months ended June 30, 2008 of $6,447,000 reflects the impact of case reserve strengthening and development of incurred but not reported losses.

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2008 of $4,119,000 reflect the commissions payable to agents for production of policies, policy administration costs and administrative overhead expenses.

Income Taxes for the six months ended June 30, 2008 were $4,087,000 for state and federal income taxes resulting in an effective tax rate for the period of 37.76%.

Ratios:

The loss ratio (GAAP basis) applicable to the six months ended June 30, 2008 (loss and loss adjustment expenses related to premiums earned) was 31.82%.

The expense ratio (GAAP basis) applicable to the six months ended June 30, 2008 (policy acquisition and other underwriting expenses related to premiums earned) was 20.33%.

The combined loss ratio and the expense ratio (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined loss ratio under 100.00% generally reflects profitable underwriting results. A combined loss ratio over 100.00% generally reflects unprofitable underwriting results. The Company’s combined loss ratio for the six months ended June 30, 2008 was 52.15%.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our cash flow requirements through issuance of our common stock, net premiums received and investment income. In April 2007, we issued and sold 5,182,000 shares of our common stock to a group of accredited investors, including certain of our officers and directors, for an aggregate purchase price of $12,955,000. On July 30, 2008, our cash position increased by approximately $10.7 million upon receipt of the proceeds raised through completion of our initial public offering of which approximately $0.3 million of offering expenses are unbilled and remain to be paid. We plan to use a portion of these proceeds to increase the statutory capital and surplus of our insurance subsidiary, which we expect will allow us to write additional policies. We expect to use the remaining proceeds from this offering to increase working capital. We believe our cash from net premiums and investment income will be sufficient to cover our cash outflows for at least the next 12 months.

Our cash flows from operating, investing and financing activities for the six month periods ended June 30, 2008 and 2007 are summarized below:

Cash Flows for the Six Months Ended June 30, 2008

Net cash provided by operating activities for the six months ended June 30, 2008 was approximately $13.8 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $11.1 million was primarily the result of our purchase of short-term investments. We had no sales of common stock or other cash flows from financing activities during the six months ended June 30, 2008.

Cash Flows for the Six Months Ended June 30, 2007

Net cash used in operating activities for the six months ended June 30, 2007 was $419,000 consisting primarily of our net loss for the period. Net cash used in investing activities to purchase short-term investments totaled $2.0 million for the six months ended June 30, 2007. Net cash provided by financing activities totaled approximately $13.0 million and consisted entirely of the proceeds from the sale of our common stock through a private transaction that was completed in April 2007.

In the future, we expect our primary cash flow sources will be premiums and investment income. Our primary cash outflows are claims payments and operating expenses. In the insurance industry cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss expenses are paid out within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

We have tailored our investment policy in an effort to minimize risk in the current financial market, particularly the debt securities market. Therefore, we currently invest our excess cash in money market accounts and in certificates of deposit (i.e., CDs) that mature in no more than thirteen months. With the exception of large national banks, it is our current policy not to deposit more than an aggregate of $5.5 million in any one bank at any time. In the future we may alter our investment policy to include investments such as federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

Our insurance subsidiary requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. From the beginning of our operations in June 2007 through June 30, 2008, liquidity generated from our private placement, operations and investment income was sufficient to meet obligations. We attempt to maintain adequate levels of liquidity and surplus to manage the risks inherent with any differences between the duration of our liabilities and invested assets. We believe that we maintain sufficient liquidity to pay our insurance subsidiary’s claims and expenses, as well as satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation (the “Florida OIR”) if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. For a three-year period beginning March 30, 2007, our insurance subsidiary, as a newly licensed Florida insurer, is precluded from paying dividends unless approved in advance by the Florida OIR.

We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard its financial position.

We recently formed a fourth subsidiary, Claddaugh Casualty Insurance Company Ltd. Claddaugh’s incorporation required minimum capital and surplus of $2.0 million, which we funded with a $120,000 cash deposit and a $1,880,000 letter of credit. We pledged a certificate of deposit, with a $1,880,000 face amount, as collateral for the letter of credit. When deemed appropriate by management, we plan to satisfy some of our reinsurance needs by purchasing reinsurance from this subsidiary. Any reinsurance contracts entered into with this subsidiary will be subject to review by the Florida OIR.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments to develop amounts reflected and disclosed in our financial statements. Material estimates that are particularly susceptible to significant change in the near term are related to our losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. We base our estimates on various assumptions and actuarial data that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates.

We believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, deferred tax assets and liabilities, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements.

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies. Unearned premiums represent the portion of the premium related to the unexpired policy term.

Losses and Loss Adjustment Expenses. Reserves for losses and loss adjustment expenses (“LAE”) are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such reserves are determined based on the assessment of claims reported and the development of pending claims. These reserves are based on individual case estimates for the reported losses and LAE and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the losses and LAE are adjusted.

The estimates of unpaid losses and LAE are subject to trends in claim severity and frequency and are continually reviewed. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and LAE. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Reinsurance. In the normal course of business, we seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Reinsurance premiums and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income.

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) primarily represent commissions paid to Citizens or outside agents at the time of collection of the policy premium, salaries and premium taxes and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium earned, related investment income, unpaid loss and LAE and certain other costs expected to be incurred as the premium is earned.

DAC is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, we believe it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

Realization of deferred tax assets depends upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years.

Stock-Based Compensation. We account for our stock option plans in accordance with SFAS No. 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of SFAS 123(R), the Company recognizes stock-based compensation in the consolidated statements of operations on a straight-line basis over the vesting period. As permitted by SFAS 123(R), we use the Black-Scholes option pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument resulting in changes in interest rates, equity prices, or credit risk.

Credit risk is a major factor in operating our business. We have established policies and procedures to evaluate our exposure, particularly with regard to our investment holdings, and our receivable balances from insureds and reinsurers. We review credit risk from a variety of sources: credit risk from financial institutions; investment risk; counter-party risk from reinsurers; premium receivables; and key vendor relationships.

We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance company from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance company remains obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk in connection with reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continually evaluate their financial condition.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

During the period covered by this report, we hired a controller to provide further oversight and management of the annual and interim financial closing and reporting process. With this exception, there have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be party to claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, or liquidity.

ITEM 1a – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Prospectus, which was filed with the Securities and Exchange Commission on July 24, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering

On July 24, 2008, our Registration Statement on Form S-1, as amended (File No. 333-150513), relating to our initial public offering of our units, common stock, and warrants was declared effective by the SEC. The Registration Statement covered the offer and sale by the Company of 1,666,668 units (the “Units”), with each Unit consisting of one share of the Company’s common stock and one warrant (each a “Warrant”), which were sold to the public on July 30, 2008 at a price of $7.00 per Unit. Two Warrants may be exercised to acquire one share of common stock at an exercise price equal to $9.10 per share (130% of the public offering price) on or before July 30, 2013. In addition, our placement agents, Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., received an aggregate of 166,666 warrants (the “Placement Agent Warrants”) to purchase 166,666 shares of common stock at an exercise price of $9.10 per share. Thus, we have reserved 1,000,000 shares of common stock for issuance upon exercise of the Warrants and Placement Agent Warrants. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares. Our initial public offering closed on July 30, 2008 resulted in aggregate gross proceeds to us of approximately $11.7 million and aggregate net proceeds of approximately $9.8 million after deducting an aggregate of $935,000 in commissions paid to placement agents and an estimated $944,000 in offering expenses. As of August 29, 2008, we have issued and outstanding a total of 6,848,668 shares of our common stock, which number includes the 1,666,668 shares underlying the Units issued in our initial public offering.

No offering expenses were paid directly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. Approximately $500,000 of our offering expenses were paid and we have an estimated additional $154,000 payable to a law firm at which one of our directors is a partner.

We did not receive the proceeds from our initial public offering until July 31, 2008, which occurred after the end of the period covered by this report. Accordingly, we had not used any of the proceeds of our initial public offering as of June 30, 2008.

We anticipate that we will use the net proceeds from our initial public offering primarily for increasing our statutory capital and surplus so that we can write additional policies, as well as for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission on July 24, 2008.

(c) Repurchases of Securities

None.

(d) Working Capital Restrictions and Other Limitations on Payment of Dividends

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. For a three-year period beginning March 30, 2007, our insurance subsidiary, as a newly licensed Florida insurer, is precluded from paying dividends unless approved in advance by the Florida OIR.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our first annual meeting of the shareholders on May 29, 2008. At the meeting Francis X. McCahill, III, Martin A Traber and Garth A. Vernon were elected as Class A directors, George Apostolou, Paresh Patel and Gregory Politis were elected as Class B directors and Sanjay Madhu, Krishna Persaud and Anthony Sarvanos were elected as Class C directors.

Set forth below is a brief description of each matter voted upon at the meeting and the number of votes cast for or against each matter as well as abstentions.

PROPOSAL I.	For	Against	Abstain
To authorize and approve an amendment to the Company’s Articles of Incorporation to increase the amount of common stock from 50,000,000 to 100,000,000.	10,115,000	100,000	—

PROPOSAL II.	For	Against	Abstain
To amend the articles of incorporation of the Company to remove the language “Non-Voting” from the description of the authorized preferred stock and insert language that provides for “blank check” preferred stock.	9,220,000	495,000	—

PROPOSAL III.	For	Against	Abstain
To amend the Company’s Articles of Incorporation and Bylaws to divide the Board of Directors into three classes of Directors serving staggered, three-year terms and to allow the Board of Directors to increase or decrease the number of Directors.	9,865,000	150,000	100,000

PROPOSAL IV.

The election of nine Directors in three separate classes.

To elect as Class A Directors of the Company, Francis X. McCahill, III, Martin A. Traber and Garth A. Vernon, to serve an initial one-year term expiring in 2009.

	For	Against	Abstain
Francis X. McCahill, III	10,115,000	—	—

	For	Against	Abstain
Martin A. Traber	10,115,000	—	—

	For	Against	Abstain
Garth A. Vernon	10,115,000	—	—

To elect as Class B Directors of the Company, George Apostolou, Paresh Patel and Gregory Politis, to serve an initial two-year term expiring in 2010.

	For	Against	Abstain
George Apostolou	10,115,000	—	—

	For	Against	Abstain
Paresh Patel	10,115,000	—	—

	For	Against	Abstain
Gregory Politis	10,115,000	—	—

To elect as Class C Directors of the Company, Sanjay Madhu, Krishna Persaud and Anthony Sarvanos, to serve an initial three-year term expiring in 2011.

	For	Against	Abstain
Sanjay Madhu	10,115,000	—	—

	For	Against	Abstain
Krishna Persaud	10,115,000	—	—

	For	Against	Abstain
Anthony Sarvanos	10,115,000	—	—

PROPOSAL V.	For	Against	Abstain
To authorize and approve a 1-for-2.50 split of the Company’s common stock.	10,115,000	—	—

PROPOSAL VI.	For	Against	Abstain
To amend the Company’s Bylaws to permit the Board of Directors the authority to adopt, alter and amend the Bylaws without a shareholder vote.	8,820,000	1,195,000	100,000

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6, 10.7 and 10.21 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Ronald E. Chapman. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.4	Separation Agreement and General Release dated December 19, 2007 between Homeowners Choice, Inc. and Ronald E. Chapman. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	ISO Master Agreement dated November 1, 2007 between Insurance Services Office, Inc. and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	Assumption Agreement dated June 19, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.11	Service Contract for Homeowners Claims Handling dated May 30, 2007, but effective July 1, 2007, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 22, 2008.

10.13	Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers.

10.14	Reinstatement Premium Protection Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers.

10.15	Multi-Year Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers.

10.17	Assignment of Lease dated July 31, 2007 by Cypress Underwriters, Inc. to Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Voting Agreement among Homeowners Choice, Inc. and certain shareholders, including an amendment terminating the agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.21	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

August 29, 2008	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

August 29, 2008	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.