Form 10-Q
period 2008-09-30
Homeowners Choice, Inc.
filed 2008-11-12
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(727) 213-3600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on November 5, 2008 was 6,888,668.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	At September 30, 2008	At December 31, 2007
	(Unaudited)
Assets

Cash and cash equivalents	$26,169	15,729
Short-term investments	26,382	17,055
Accrued interest and dividends receivable	55	60
Premiums receivable	12,888	3,256
Ceded reinsurance balances receivable	2,830	—
Assumed reinsurance balances receivable	497	—
Deferred policy acquisition costs	5,424	3,163
Office equipment, net	237	36
Deferred income taxes, net	1,161	653
Income taxes receivable	152	—
Other assets	223	41

Total assets	$76,018	39,993

Liabilities and Stockholders’ Equity

Losses and loss adjustment expenses	7,323	1,688
Unearned premiums	34,233	19,814
Ceded reinsurance balances payable	—	1,060
Assumed reinsurance balances payable	—	833
Accrued expenses	1,711	832
Income taxes payable	—	1,266
Other liabilities	733	162

Total liabilities	44,000	25,655

Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,848,668 and 5,182,000 shares issued and outstanding in 2008 and 2007)	—	—
Additional paid-in capital	23,525	13,383
Retained earnings	8,493	955

Total stockholders’ equity	32,018	14,338

Total liabilities and stockholders’ equity	$76,018	39,993

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue

Net premiums earned	$8,051	1,692	28,309	1,692
Net investment income	425	203	1,152	314
Other	189	—	591	—

Total revenue	8,665	1,895	30,052	2,006

Expenses

Losses and loss adjustment expenses	4,565	984	11,011	984
Policy acquisition and other underwriting expenses	2,774	1,182	6,893	1,188
Pre-opening expenses	—	75	—	419

Total expenses	7,339	2,241	17,904	2,591

Income (loss) before income taxes	1,326	(346)	12,148	(585)
Income tax expense (benefit)	524	(232)	4,610	(192)

Net income (loss)	$802	(114)	7,538	(393)

Basic earnings (loss) per share	$.13	(.02)	1.36	(.12)

Diluted earnings (loss) per share	$.12	(.02)	1.33	(.12)

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,538	(393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	344	320
Depreciation and amortization	17	1
Deferred income tax benefit	(508)	(344)
Loss on sale of office equipment	1	—
Changes in operating assets and liabilities:
Premiums receivable	(9,632)	(2)
Reinsurance balances receivable	(2,830)
Assumed reinsurance balances receivable	(497)	—
Accrued interest and dividends receivable	5	(102)
Other assets	(182)	(70)
Reinsurance balances payable	(1,893)	1,091
Deferred policy acquisition costs	(2,261)	(817)
Losses and loss adjustment expenses	5,635	734
Unearned premiums	14,419	5,144
Income taxes payable	(1,418)	152
Accrued expenses and other liabilities	1,450	9

Net cash provided by operating activities	10,188	5,723

Cash flows from investing activities:
Purchase of office equipment, net	(221)	(17)
Proceeds from sale of office equipment	2	—
Purchase of short-term investments, net	(9,327)	(2,004)

Net cash used in investing activities	(9,546)	(2,021)

Cash flows from financing activity-
Net proceeds from sale of common stock and warrants	9,798	12,955

Net increase in cash and cash equivalents	10,440	16,657

Cash and cash equivalents at beginning of period	15,729	1

Cash and cash equivalents at end of period	$26,169	16,658

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6,537	—

Cash paid for interest	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2008

(Dollars in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	5,182,000	$—	13,383	955	14,338
Proceeds from the sale of common stock (unaudited)	1,666,668	—	7,526	—	7,526
Common stock warrants (unaudited)	—	—	2,272	—	2,272
Net income (unaudited)	—	—	—	7,538	7,538
Stock-based compensation (unaudited)	—	—	344	—	344

Balance at September 30, 2008 (unaudited)	6,848,668	$—	23,525	8,493	32,018

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Property & Casualty Insurance Company, Inc., Homeowners Choice Managers, Inc., Southern Administration, Inc., and Claddaugh Casualty Insurance Company, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting and do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2008 and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008 or any other interim period. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the SEC on July 24, 2008.

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 2 — Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of SFAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. In addition, on October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FAS 157-3). FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued and did not have an impact on our financial statements. The Company is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is in the process of evaluating the impact of SFAS 160 and does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 2 — Recent Accounting Pronouncements, continued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. The Company does not believe the adoption will have a material impact on its consolidated financial statements. Presently, the Company is not involved in any transactions subject to reporting under SFAS 161.

In May 2008, the FASB issued FASB Statement No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts,” an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognizes a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 163 will have on its consolidated financial statements. Presently, the Company is not involved in any transactions subject to reporting under SFAS 161.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 3 — Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. SFAS 157 builds on current practice and requirements under existing accounting pronouncements and, accordingly, does not prescribe any new fair value measurements.

SFAS 157 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Short-term investments	$—	26,382	—	26,382

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 4 — Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of the reinsurers are unable to meet their obligations under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Premiums Written
Direct	$10,536	43	37,394	43
Assumed	(359)	7,785	13,837	7,785

Gross written	10,177	7,828	51,231	7,828
Ceded	(3,966)	(991)	(8,677)	(991)

Net premiums written	6,211	6,837	42,554	6,837

Premiums Earned
Direct	$1,089	5	5,464	5
Assumed	10,928	2,678	31,522	2,678

Gross earned	12,017	2,683	36,986	2,683
Ceded	(3,966)	(991)	(8,677)	(991)

Net premiums earned	$8,051	1,692	28,309	1,692

During the three and nine months ended September 30, 2008, the recoverables pertaining to reinsurance contracts that were deducted from losses incurred amounted to approximately $102,000 and $175,000, respectively, and related to one non-catastrophic event. No such amounts were recoverable during the three and nine months ended September 30, 2007. At September 30, 2008, assumed reinsurance balances receivable included approximately $497,000 due from Citizens Property Insurance Corporation (“Citizens”).

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

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$5,642	—	1,688	—
Less reinsurance recoverables	—	—	—	—

Net balance – beginning of period	5,642	—	1,688	—

Incurred related to:
Current period	4,311	984	11,128	984
Prior period	254	—	(117)	—

Total incurred	4,565	984	11,011	984

Paid related to:
Current period	(2,875)	(734)	(4,740)	(734)
Prior period	(195)	—	(895)	—

Total paid	(3,070)	(734)	(5,635)	(734)

Net balance at end of period	7,137	250	7,064	250
Plus reinsurance recoverables	186	—	259	—

Balance, end of period	$7,323	250	7,323	250

Note 6 — Income Taxes

During the three and nine months ended September 30, 2008, the Company recorded approximately $0.5 million and $4.6 million, respectively, of income tax expense, which resulted in estimated annual effective tax rates of approximately 40% and 38%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items. For the three and nine months ended September 30, 2007, the Company recorded income tax benefits of $232,000 and $192,000, respectively. During the quarter ended September 30, 2007, the Company reversed the previously established valuation allowance as, in the opinion of management, it was more likely than not all deferred tax assets would be realized.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 7 — Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of shares outstanding and reflects the assumed exercise or conversion of dilutive securities, such as stock options and warrants, computed using the treasury stock method. A summary of the numerator and denominator of the basic and fully diluted earnings (loss) per share is presented below (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator -
Net earnings (loss)	$802	(114)	7,538	(393)

Denominator:
Weighted average shares – basic	6,305	5,182	5,559	3,189
Effect of dilutive securities – Stock options	344	—	91	—
Shares issuable upon conversion of warrants	—	—	—	—

Weighted average shares – diluted	6,649	5,182	5,650	3,189

Earnings (loss) per share – basic	$.13	(.02)	1.36	(.12)

Earnings (loss) per share – diluted	$.12	(.02)	1.33	(.12)

For the three and nine months ended September 30, 2008, 40,000 options and 1,833,334 warrants to purchase an aggregate of 1,040,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 specific to the options and $9.10 specific to the warrants exceeded the average market price of the Company’s common stock.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 — Stockholders’ Equity

Common Stock

On July 24, 2008, the Company’s Registration Statement on Form S-1, as amended (File No. 333-150513), relating to the initial public offering of the Company’s units was declared effective by the SEC. The Registration Statement covered the offer and sale by the Company of 1,666,668 units consisting of one share of the Company’s common stock and one warrant (“Unit”), which were sold to the public on July 30, 2008 at a price of $7.00 per Unit. On September 15, 2008, the securities comprising the Units began separate trading, with the common stock and the warrants being traded on the NASDAQ Global Market under the symbols “HCII” and “HCIIW,” respectively. Two warrants may be exercised to acquire one share of common stock at an exercise price equal to $9.10 per share on or before July 30, 2013. In addition, the Company’s placement agents with respect to the initial public offering received an aggregate of 166,666 warrants to purchase 166,666 shares of common stock at an exercise price of $9.10 per share. These placement agent warrants are exercisable beginning on January 27, 2009 through their expiration date of July 30, 2013. Thus, the Company has reserved 1,000,000 shares of common stock for issuance upon exercise of the warrants. At any time after January 30, 2009 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per share of the Company’s common stock has exceeded $11.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares. The initial public offering resulted in aggregate gross proceeds to the Company of approximately $11.7 million and net proceeds of approximately $9.8 million after underwriting commissions and offering expenses. With respect to the warrants, the fair value of approximately $2.3 million of non-cash offering costs was offset by a credit to additional paid-in-capital. The fair value of the warrants was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, and a risk-free interest rate of 3.36%.

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At September 30, 2008, options to purchase 4,810,000 shares are available for grant under the Plan. The options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 — Stockholders’ equity, continued

A summary of the activity in the Company’s stock option plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,150,000	$2.50	8.7 years	$—
Granted	40,000	7.00	9.8 years
Exercised	—
Forfeited	—

Outstanding at September 30, 2008	1,190,000	$2.65	8.7 years	$4,025,000

Exercisable at September 30, 2008	558,000	$2.50	8.7 years	$1,953,000

The following table summarizes information about the options that were granted during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options granted	40,000	60,000	40,000	1,150,000
Per share weighted average grant-date fair value	$2.95	1.35	2.95	1.26

At September 30, 2008, there was approximately $789,000 of total unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of twenty-two (22) months. No options were exercised during the three and nine months ended September 30, 2008. The total fair value of shares vesting and recognized as compensation expense was approximately $127,000 and $344,000, respectively, for the three and nine month periods ended September 30, 2008 and the associated income tax benefit recognized was $45,000 and $125,000 respectively. The total fair value of shares vesting and recognized as compensation expense was approximately $320,000 for the three and nine month periods ended September 30, 2007 and the associated income tax benefit recognized was $100,000.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 — Stockholders’ equity, continued

The fair value of options granted during the three and nine months ended September 30, 2008 and 2007 was estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Expected volatility	48.0%	48.0%	48.0%	48.0%
Risk-free interest rate	3.25%	3.63 to 4.75%	3.25%	3.63 to 4.75%
Expected life (in years) of options granted	6.0	5.5 to 6.5	6.0	5.5 to 6.5

Note 9 — Deferred policy acquisition costs

Deferred policy acquisition costs incurred and amortized are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$5,724	—	3,163	—
Costs, deferred during the period	1,613	1,247	8,140	1,247
Amortization charged to expense	(1,913)	(430)	(5,879)	(430)

Balance, end of period	$5,424	817	5,424	817

Note 10 — Commitments and Contingencies

The Company’s subsidiary, Claddaugh Casualty Insurance Company Ltd. (“Claddaugh”), has been required since inception to maintain minimum capital and surplus of $2.0 million, which the Company funded with a $120,000 cash deposit and a $1,880,000 bank letter of credit. Claddaugh is the beneficiary of the letter of credit, which is collateralized by the Company’s $1,880,000 certificate of deposit. During the quarter ended September 30, 2008, the Company’s insurance subsidiary (HCPC) entered into a reinsurance treaty with Claddaugh whereby Claddaugh will be responsible for the first $2.0 million of catastrophic claims in excess of $1.2 million. In the event Claddaugh incurs losses in excess of its cash reserves or in the event such losses are of amounts that would cause Claddaugh’s capital and surplus to fall below $2.0 million, the Company may be required to provide additional capital to Claddaugh or otherwise fund any draws by Claddaugh on the letter of credit.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 11 — Subsequent Event

Effective October 14, 2008, the Company assumed a total of 46,049 policies upon completion of a fifth assumption transaction with Citizens. Including this October 2008 assumption, the Company’s existing policies represent approximately $120 million in annualized premiums. Upon completion of the October 2008 assumption transaction and based on the policies assumed and related total insured value, the Company has qualified for a reduction in assumed commissions from 16% to 6% of premiums assumed retroactive to June 2007. As a result, the Company expects to receive additional funds from Citizens and recognize a pre-tax gain of approximately $3.6 million during the fourth quarter of 2008.

Report by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2008, and for the three and nine month periods ended September 30, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2008. These interim condensed financial statements are the responsibility of the Company’s management.

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

November 4, 2008

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

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to: the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; changing rates of inflation; and other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission (“SEC”) reports.

OVERVIEW

General

We are a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. We earn revenue and generate cash through the collection of premiums and investment of cash. As of September 30, 2008, we had total assets of $76.0 million and stockholders’ equity of $32.0 million. Our net income was approximately $7.5 million for the nine months ended September 30, 2008.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. Since inception, we have assumed, through our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., more than 70,000 property and casualty insurance policies, of which approximately 63,000 remain in force at November 12, 2008, from Citizens. These policies were assumed in five separate assumption transactions which took place in July 2007, November 2007, February 2008, June 2008, and October 2008 and account for substantially all of our premium revenue since inception. Of those policies assumed, approximately 88% are homeowners’ insurance policies, and the remaining 12% are a combination of policies written for condominium-owners and tenants. Since inception through September 30, 2008, Citizens retained 16% of the unearned premium for the policies that we assumed, which is included in our policy acquisition costs. Upon completion of the October 2008 assumption transaction and based on the policies assumed and related total insured value, we now qualify for a reduction in the assumed commissions from 16% to 6% retroactive to June 2007. Our existing policies represent approximately $120 million in annualized premiums.

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

Our level of profitability is primarily determined by how adequately our rates and investment income cover our costs and expenses, which consist primarily of reinsurance, non-catastrophic losses, commissions payable to agents for production of policies, policy administration costs and administrative overhead expenses. One factor leading to variation in our operational results is the timing and magnitude of our assumption of insurance policies from Citizens as each assumption increases the number of our policies and consequently results in higher premium revenue and associated expenses. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.

One result of recent legislation enacted in January 2007 by the Florida Legislature has been an increase in the number of competitors in the homeowners’ insurance market. Since that time, there have been more than a dozen new homeowners’ insurance companies including our subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., which have received authority by the Florida Office of Insurance Regulation to commence business. Another result has been to make Citizens more competitive. This competitiveness combined with the continuing efforts of large, national insurance companies to reduce their market share in Florida, has caused Citizens to maintain a substantial share of the Florida homeowners insurance market despite its take-out program. Over the last three years, many large national insurance companies have sought to reduce their Florida market share by cancelling or not renewing certain of their property and casualty policies, which often forced policyholders to obtain insurance coverage through Citizens. As a result, we have had an opportunity to increase our business through new policy assumption transactions.

Portions of our operating revenue are derived from investing our excess cash. To mitigate risk from recent turmoil in the financial markets, we have elected to invest our cash in bank certificates of deposit and money market accounts and, thus, have experienced no investment losses to date. We expect to continue this practice over the near term.

Recent Developments

Effective October 14, 2008, we assumed a total of 46,049 policies upon completion of our fifth assumption transaction with Citizens. Including this October 2008 assumption, our existing policies represent approximately $120 million in annualized premiums. Upon completion of the October 2008 assumption transaction and based on the policies assumed and related total insured value, we now qualify for a reduction in the assumed commissions from 16% to 6% of premiums assumed retroactive to June 2007. As a result, we expect to receive additional funds from Citizens and recognize a pre-tax gain of approximately $3.6 million during the fourth quarter of 2008.

During the quarter ended September 30, 2008, we received approximately 45 claims aggregating $271,000 in estimated losses as a result of Tropical Storm Fay. Such losses represent approximately 6% of our losses and loss adjustment expenses for the quarter ended September 30, 2008. Because our estimated losses from Tropical Storm Fay are below the loss retention threshold for our reinsurance program, we are responsible for payment of 100% of our policyholders’ claims related to this storm. As of September 30, 2008, we have paid approximately $153,000 of the $271,000 in estimated losses. The remaining $118,000 is included in our reserves for losses and loss adjustment expenses as of September 30, 2008.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenue
Net premiums earned	$8,051	1,692	28,309	1,692
Net investment income	425	203	1,152	314
Other Income	189	—	591	—

Total operating revenue	8,665	1,895	30,052	2,006

Operating Expenses
Losses and loss adjustment expenses	4,565	984	11,011	984
Policy acquisition and other underwriting expenses	2,774	1,182	6,893	1,188
Pre-opening expenses	—	75	—	419

Total operating expenses	7,339	2,241	17,904	2,591

Income (loss) before income taxes	1,326	(346)	12,148	(585)
Income taxes	524	(232)	4,610	(192)

Net income (loss)	$802	(114)	7,538	(393)

Loss Ratio	56.70%	58.16%	38.90%	58.16%
Expense Ratio	34.46%	69.86%	24.35%	70.21%

Combined Ratio	91.16%	128.02%	63.25%	128.37%

Comparison of the Three Months ended September 30, 2008 to the Three Months ended September 30, 2007

Our results of operations for the three months ended September 30, 2008 reflect net income of $802,000, or $.12 earnings per diluted share, compared to the net loss of $114,000, or $0.02 loss per diluted share, for the three months ended September 30, 2007. Our insurance operations began in July 2007. Thus, our 2007 results of operations include only the July 2007 assumption transaction whereas our results of operations for the three months ended September 30, 2008 reflect the results of four assumption transactions being completed.

Revenue

Net Premiums Earned of $8,051,000 for the three months ended September 30, 2008 reflect the revenue from policies assumed from Citizens in July and November 2007 and February and June 2008, and the earnings on the renewal of these policies, reduced by the appropriate reinsurance costs. In comparison, net premiums earned of $1,692,000 for the three months ended September 30, 2007 reflect only those revenues from policies assumed from Citizens in July 2007, reduced by the appropriate reinsurance costs. Net Premiums Written during the three months ended September 30, 2008 and 2007 totaled $6,211,000 and $6,837,000, respectively.

Net Premiums Written is a non-GAAP financial measure representing the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. Net Premiums Written is a statutory measure designed to determine production levels. Net Premiums Earned is the most directly comparable GAAP measure and represents the portion of Net Premiums Written that is recognized as revenue in the financial statements for the period.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2008 and September 30, 2007 (dollars in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net Premiums Written	$6,211	6,837
Decrease/(Increase) in Unearned Premiums	1,840	(5,145)

Net Premiums Earned	$8,051	1,692

Net Investment Income for the three months ended September 30, 2008 and 2007 of $425,000 and $203,000, respectively, is specific to our investment in certificates of deposit and money market accounts. Such investments and the related investment income have increased primarily as the result of incremental premiums we have collected and invested following each assumption transaction. However, the increase in our investment income in 2008 was offset to some extent by a decline in short-term interest rates. Since we have limited our investments to bank certificates of deposit and money market accounts, we experienced no investment losses during the three months ended September 30, 2008 and 2007.

Other Income for the three months ended September 30, 2008 of $189,000 primarily reflects the policy fee income we receive with respect to our issuance of renewal policies. We had no such renewals during the three months ended September 30, 2007.

Expenses

Losses and loss adjustment expenses for the three months ended September 30, 2008 and 2007 of $4,565,000 and $984,000, respectively, reflects the impact of case reserve strengthening and development of incurred but not reported losses. The increase in 2008 is primarily attributable to the increase in our policy volume, which grew from approximately 7,000 as of September 30, 2007 to approximately 20,000 as of September 30, 2008. Additionally, we can attribute $271,000 of our third quarter 2008 losses to Tropical Storm Fay which occurred during August 2008.

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2008 and 2007 of $2,774,000 and $1,182,000, respectively, reflect the ceded commissions and commissions payable to agents for production of policies, policy administration costs and administrative overhead expenses. The increase is primarily attributable to the increase in our policy volume and growth of our operations.

Income Taxes for the three months ended September 30, 2008 were $524,000 for state and federal income taxes resulting in an effective tax rate for the period of 39.52%. During the same period in the prior year, we recognized a tax benefit of $232,000.

Ratios:

The loss ratio (GAAP basis) applicable to the quarter ended September 30, 2008 (loss and loss adjustment expenses related to premiums earned) was 56.70% compared to 58.16% for the quarter ended September 30, 2007.

The expense ratio (GAAP basis) applicable to the quarter ended September 30, 2008 (policy acquisition and other underwriting expenses related to premiums earned) was 34.46% compared to 69.86% for the quarter ended September 30, 2007. A portion of our administrative expenses are fixed or otherwise do not fluctuate significantly as our revenue increases. Thus, we have experienced an improvement in our expense ratio primarily as a result of our revenue growth in 2008.

The loss ratio and the expense ratio (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. The Company’s combined ratio for the three months ended September 30, 2008 was 91.16% compared to 128.02% for the three months ended September 30, 2007.

Comparison of the Nine months ended September 30, 2008 to the Nine months ended September 30, 2007

Our results of operations for the nine months ended September 30, 2008 reflect net income of $7,538,000, or $1.33 earnings per diluted share, compared to the net loss of $393,000, or $0.12 loss per diluted share, for the nine months ended September 30, 2007. Our insurance operations began in July 2007. Thus, our 2007 results of operations include only the July 2007 assumption transaction whereas our results of operations for the three months ended September 30, 2008 reflect the results of four assumption transactions being completed.

Revenue

Net Premiums Earned of $28,309,000 for the nine months ended September 30, 2008 reflect the revenue from policies assumed from Citizens in July and November 2007 and February and June 2008, and the earnings on the renewal of these policies, reduced by the appropriate reinsurance costs. In comparison, net premiums earned of $1,692,000 for the nine months ended September 30, 2007 reflect only those revenues from policies assumed from Citizens in July 2007, reduced by the appropriate reinsurance costs. Net Premiums Written during the nine months ended September 30, 2008 and 2007 totaled $42,554,000 and $6,837,000, respectively.

Net Premiums Written is a non-GAAP financial measure representing the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. Net Premiums Written is a statutory measure designed to determine production levels. Net Premiums Earned is the most directly comparable GAAP measure and represents the portion of Net Premiums Written that is recognized as revenue in the financial statements for the period.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2008 and September 30, 2007 (dollars in thousands):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net Premiums Written	$42,554	6,837
Increase in Unearned Premiums	(14,245)	(5,145)

Net Premiums Earned	$28,309	1,692

Net Investment Income for the nine months ended September 30, 2008 and 2007 of $1,152,000 and $314,000, respectively, is specific to our investment in certificates of deposit and money market accounts. Such investments and the related investment income have increased primarily as the result of incremental premiums we have collected and invested following each assumption transaction. However, the increase in our investment income in 2008 was offset to some extent by a decline in short-term interest rates. Since we have limited our investments to bank certificates of deposit and money market accounts, we experienced no investment losses during the nine months ended September 30, 2008 and 2007.

Other Income for the nine months ended September 30, 2008 of $591,000 primarily reflects the policy fee income we receive with respect to our issuance of renewal policies. We had no such renewals during the nine months ended September 30, 2007.

Expenses

Losses and loss adjustment expenses for the nine months ended September 30, 2008 and 2007 of $11,011,000 and $984,000, respectively, reflects the impact of case reserve strengthening and development of incurred but not reported losses. The increase in 2008 is primarily attributable to the increase in our policy volume, which grew from approximately 7,000 as of September 30, 2007 to approximately 20,000 as of September 30, 2008. Additionally, we can attribute $271,000 of our third quarter 2008 losses to Tropical Storm Fay which occurred during August 2008.

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2008 and 2007 of $6,893,000 and $1,188,000, respectively, reflect the ceded commissions and commissions payable to agents for production of policies, policy administration costs and administrative overhead expenses. The increase is primarily attributable to the increase in our policy volume and growth of our operations.

Income Taxes for the nine months ended September 30, 2008 were $4,610,000 for state and federal income taxes resulting in an effective tax rate for the period of 37.95%. During the same period in the prior year, we recognized a tax benefit of $192,000.

Ratios:

The loss ratio (GAAP basis) applicable to the nine months ended September 30, 2008 (loss and loss adjustment expenses related to premiums earned) was 38.90% compared to 58.16% for the nine months ended September 30, 2007.

The expense ratio (GAAP basis) applicable to the nine months ended September 30, 2008 (policy acquisition and other underwriting expenses related to premiums earned) was 24.35% compared to 70.21% for the nine months ended September 30, 2007. A portion of our administrative expenses are fixed or otherwise do not fluctuate significantly as our revenue increases. Thus, we have experienced an improvement in our expense ratio primarily as a result of our revenue growth in 2008.

The loss ratio and the expense ratio (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. The Company’s combined ratio for the nine months ended September 30, 2008 was 63.25% compared to 128.37% for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our cash flow requirements through issuance of our common stock, net premiums received and investment income. In April 2007, we issued and sold 5,182,000 shares of our common stock in a private placement to a group of accredited investors, including certain of our officers and directors, for an aggregate purchase price of approximately $13.0 million. During the nine months ended September 30, 2008, our cash position increased by approximately $10.4 million primarily as a result of the completion of our initial public offering on July 30, 2008. We used the proceeds from our initial public offering to increase the statutory capital and surplus of our insurance subsidiary, which allowed us to assume an additional 46,049 policies through an assumption transaction completed in October 2008. We believe our cash from net premiums and investment income will be sufficient to cover our cash outflows for at least the next 12 months, which will include an estimated $250,000 that remains to be paid in connection with the acquisition of our new policy administration system.

Our insurance subsidiary requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. From the beginning of our operations in June 2007 through September 30, 2008, liquidity generated from our private placement, initial public offering, operations and investment income was sufficient to meet obligations. We attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. We believe that we maintain sufficient liquidity to pay our insurance subsidiary’s claims and expenses, as well as satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial resources.

We recently entered into a reinsurance treaty with our subsidiary, Claddaugh Casualty Insurance Company Ltd. (“Claddaugh”), which is retroactive to June 1, 2008 and provides coverage through May 31, 2009. Under this agreement, Claddaugh will be responsible for the first $2.0 million of catastrophic claims in excess of $1.2 million. Our subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPC”), will retain the liability for the first $1.2 million of catastrophic claims. Claddaugh did not assume the reinsurance liability related to any of our existing reinsurance contracts. With respect to the Claddaugh reinsurance treaty, HCPC must pay Claddaugh reinsurance premiums in four installments aggregating $1,036,000. As of September 30, 2008, HCPC has paid $520,000 to

Claddaugh representing two of four installments. In the event Claddaugh incurs losses in excess of Claddaugh’s cash reserves or in the event such losses are of amounts that would cause Claddaugh’s capital and surplus to fall below $2.0 million, we may be required to provide additional capital to Claddaugh or otherwise fund any draws by Claddaugh on a bank letter of credit, which we secured by a $1,880,000 certificate of deposit.

In the future, we anticipate our principal sources of funds will be premiums and investment income. Additionally, we anticipate our primary use of funds will be to pay claims and operating expenses. In the insurance industry, cash collected for premiums from policies written is invested, with interest and dividends and related gains and losses accrued thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss expenses are paid out within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

Our cash flows from operating, investing and financing activities for the nine month periods ended September 30, 2008 and 2007 are summarized below:

Cash Flows for the Nine Months Ended September 30, 2008

Net cash provided by operating activities for the nine months ended September 30, 2008 was approximately $10.2 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $9.5 million was primarily the result of our purchase of short-term investments. Net cash provided by financing activities totaled approximately $9.8 million and consisted entirely of the net proceeds from the sale of our common stock and warrants through our initial public offering completed in July 2008.

Cash Flows for the Nine Months Ended September 30, 2007

Net cash provided by operating activities for the nine months ended September 30, 2007 was approximately $5.7 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $2.0 million was primarily the result of our purchase of short-term investments. Net cash provided by financing activities totaled approximately $13.0 million and consisted entirely of the proceeds from the sale of our common stock through a private transaction that was completed in April 2007.

Investments

We have tailored our investment policy in an effort to minimize risk in the current financial market. Therefore, we currently invest our excess cash in money market accounts and in certificates of deposit (i.e., CDs) that mature in no more than thirteen months. With the exception of large national banks, it is our current policy not to deposit more than an aggregate of $5.5 million in any one bank at any time. In the future, we may alter our investment policy to include investments such as federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

Dividends

Our insurance subsidiary is subject to restrictions on the dividends it may pay to our parent corporation, Homeowners Choice, Inc. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. For a three-year period beginning March 30, 2007, our insurance subsidiary, as a newly licensed Florida insurer, is precluded from paying dividends unless approved in advance by the Florida Office of Insurance Regulation. Additionally, Florida statutes preclude our insurance subsidiary from making dividend payments or distributions to our parent corporation without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

DAC is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Upon completion of the October 2008 assumption transaction, we now qualify for a reduction in the assumed commissions from 16% to 6% of premiums assumed retroactive to June 2007. The amount of DAC considered recoverable could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be party to claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or liquidity.

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

None.

(b)	Use of Proceeds from Initial Public Offering

As previously reported, our initial public offering closed on July 30, 2008 resulting in aggregate gross proceeds to us of approximately $11.7 million and aggregate net proceeds of approximately $9.8 million after deducting commissions paid to placement agents and offering expenses. Effective August 29, 2008, we transferred $10.0 million, which included the entire net proceeds from our initial public offering, to our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. This $10.0 million investment in our insurance subsidiary allowed us to increase our insurance company’s statutory capital and surplus to a level sufficient to allow us to assume a total of 46,049 policies from Citizens in the October 2008 assumption transaction. We estimate these policies represent approximately $82 million in additional annualized premium.

(c)	Repurchases of Securities

None.

(d)	Working Capital Restrictions and Other Limitations on Payment of Dividends

We are not subject to working capital restrictions or other limitations on the payment of dividends. Our insurance subsidiary, however, is subject to restrictions on the dividends it may pay to our parent corporation, Homeowners Choice, Inc. Those restrictions could impact our ability to pay dividends if our Board of Directors determines to do so. See the discussion under “Dividends” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by this reference.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6, 10.7 and 10.21 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Ronald E. Chapman. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.4	Separation Agreement and General Release dated December 19, 2007 between Homeowners Choice, Inc. and Ronald E. Chapman. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	ISO Master Agreement dated November 1, 2007 between Insurance Services Office, Inc. and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	Assumption Agreement dated June 19, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.11	Service Contract for Homeowners Claims Handling dated May 30, 2007, but effective July 1, 2007, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.14	Reinstatement Premium Protection Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.15	Multi-Year Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.17	Assignment of Lease dated July 31, 2007 by Cypress Underwriters, Inc. to Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Voting Agreement among Homeowners Choice, Inc. and certain shareholders, including an amendment terminating the agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.20	Reimbursement Contract, effective June 1, 2008, between Florida Hurricane Catastrophe Fund and Homeowners Choice property & Casualty Insurance Company, Inc., including addenda.

10.21	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

November 12, 2008	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2008	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.