Form 10-K
period 2008-12-31
Homeowners Choice, Inc.
filed 2009-03-13
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

Homeowners Choice, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-5961396
(State of Incorporation)	(IRS Employer Identification No.)

2340 Drew Street, Suite 200

Clearwater, FL 33765

(Address, including zip code of principal executive offices)

(727) 213-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares, no par value	NASDAQ Global Market
Common stock warrants	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 229.10(f)(1) of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 229.10(f)(1) of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, based on the Company’s initial public offering price of the securities of $7.00, was $27,034,000. Effective July 30, 2008, the date of the Company’s initial public offering, the aggregate market value of the voting stock held by non-affiliates, based on the closing price of the Company’s common stock on July 30, 2008, was $36,515,708.

The number of shares outstanding of the registrant’s common stock, no par value, on March 9, 2009 was 6,892,668.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I

ITEM 1 – Business

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, which consist of Homeowners Choice Property & Casualty Insurance Company, Inc., Homeowners Choice Managers, Inc., Southern Administration, Inc., and Claddaugh Casualty Insurance Company, Ltd., we currently provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our property and casualty business is our only reportable segment. Our financial information is set forth in Part II, Item 8.

Our principal executive offices are located at 2340 Drew Street, Suite 200, Clearwater, Florida 33765, and our telephone number is (727) 213-3600.

We file annual, quarterly, and current reports with the Securities and Exchange Commission (“SEC”). These filings are accessible free of charge on our website, www.hcpci.com (click “SEC filings” at the “Investors” tab), as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. Our SEC filings are also available via the SEC’s website at www.sec.gov. In addition, these filings are accessible at the SEC’s Public Reference Room, which is located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

As of December 31, 2008 and 2007, we had total assets of $132.0 million and $40.0 million, respectively, and stockholders’ equity of $37.4 million and $14.3 million, respectively. Our net income was approximately $12.7 million and $1.0 million, respectively, for the years ended December 31, 2008 and 2007.

Company History

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Since inception, we have assumed from Citizens more than 88,000 property and casualty insurance policies, of which approximately 66,000 remain in force as of March 1, 2009. These policies were assumed in six separate assumption transactions which took place in July 2007, November 2007, February 2008, June 2008, October 2008, and December 2008 and account for substantially all of our premium revenue since inception. Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our existing policies represent approximately $130 million in annualized premiums.

Citizens requires us to offer renewals on the policies we acquire for a period of three years subsequent to the initial expiration of the assumed policies. We are required to offer these renewals at rates that are equivalent to or less than rates charged by Citizens. The policyholder has the option to renew with us or they may ask their agent to place their coverage with another insurance company. They may also elect to return to Citizens prior to the policy renewal date. We strive to retain these policies by offering competitive rates to our policyholders.

We face various challenges to implementing our operating and growth strategies. Because we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by our insurance subsidiary’s regulation and supervision by the state of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. See Item 1A, “Risk Factors,” below.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies. Many of our competitors have larger financial capacities, greater resource availability, and more diversification in terms of insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national insurers may have certain competitive advantages such as increased name recognition, increased loyalty of their customer base, and reduced policy acquisition costs. Additionally, as described in greater detail below in “Government Regulation,” the Florida legislature passed a new law in 2007 authorizing Citizens to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expanding the authority of Citizens to write commercial insurance. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our independent agent network, and superior service to our agents and insureds.

Seasonality of Our Business

We expect to experience increases in our losses and loss adjustment expenses during the period from June 1 through November 30 each year as this period is typically the period during which hurricanes and tropical storms occur. As a result of such seasonal variations in our reported losses, we anticipate our operating profits during the period from June 1 through November 30 each year may be negatively impacted by an increase in losses and loss adjustment expenses. Conversely, we expect more favorable operating results during the period from December 1 through May 31 each year. Although 2008 was a fairly uneventful year for tropical storm development in Florida, our losses during the third quarter of 2008 included $262,000 specific to Tropical Storm Faye.

Government Regulation

We are subject to the laws and regulations in Florida, and the regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand. Recent legislation, among other things, reduces anticipated reinsurance costs and expands the role of Citizens. Other provisions contained in the recent legislation prevent non-renewals and cancellation (except for material misrepresentation and non-payment of premium) and new restrictions on coverage are prohibited until January 2010. We are unaware of any other consumer initiatives which could have a material adverse effect on our business, results of operations or financial condition.

Many states, including Florida, have also enacted laws which restrict an insurer’s underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases, in premium rates. These laws may adversely affect the ability of an insurer to earn a profit on its underwriting operations.

Certain states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to affect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies. As discussed above, the recent consumer initiatives with Florida’s property insurers demonstrate the state’s ability to adopt such laws or to effectuate these policies through interpretations of existing laws. Also, the Florida legislature may adopt additional laws of this type in the future, which may adversely affect our business. In most years, the Florida legislature considers bills affecting the residential property insurance market in Florida. Property insurance legislation passed in 2008 increases penalties on insurers for noncompliance with the insurance code, establishes a private cause of action relating to insurers’ claims payment practices, and extends the notice period applicable to insurers’ nonrenewals of certain residential policies. The legislature also revised procedures governing insurers’ rate filings.

Most states, including Florida, require licensure and regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license or by withholding approval. In addition, regulatory authorities may preclude or delay our entry into markets by disapproving or withholding approval of our product filings. As a new insurance company, we will also be subject to examination every year for our first three years of operations.

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. In accordance with the National Association of Insurance Commissioners (“NAIC”), the Florida Office of Insurance Regulation (“Florida OIR”) intends to comply with recent initiatives recommending that all insurance companies under the same insurance holding company registration statement, be subjected to concurrent triennial examinations. At present, we have only one insurance subsidiary subject to NAIC and Florida OIR examinations.

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida Office of Insurance Regulation requires our regulated insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPC”), to have securities with a fair value of $300,000, which HCPC currently has in the form of a $300,000 cash deposit with the state of Florida.

Employees

We currently employ approximately 35 individuals, all of whom are full-time employees working from our headquarters in Clearwater, Florida.

Executive Officers

The following table provides information with respect to our executive officers:

Name	Age	Position
Richard R. Allen	62	Chief Financial Officer
Andrew L. Graham	51	Vice President and General Counsel
Francis McCahill, III	61	President and Chief Executive Officer
Jay Madhu	42	Vice President of Marketing and Director of Investor Relations
Paresh Patel	46	Executive Chairman, Strategic Planning and Investments

Richard R. Allen has served as the Chief Financial Officer of our company since November 2006 and also serves as a director of our subsidiary, Claddaugh Casualty Insurance Company, Ltd. Mr. Allen has over thirty years of experience in property/casualty insurance finance and management to include agency/broker relations, reinsurance and financial controls and reporting and third party administration. He has held various positions with several insurance companies as Chief Financial Officer, Controller and Senior Accounting Manager. From 1999 to 2005, Mr. Allen served as the Internal Auditor of Anthem Blue Cross and Blue Shield. From 1996 to 1998, Mr. Allen served as Controller for Symons International Group. From 1994 to 1996, Mr. Allen served as Controller/Treasurer of Coronet Insurance. In addition, Mr. Allen served as the Budget/Cost Manager of Bankers Life and Casualty from 1982 to 1990, and as the Controller of Bankers Standard Insurance Company, an affiliate of CIGNA, from 1969 to 1981. He has experience in forensic accounting and has participated, as a consultant, in numerous projects with state insurance departments. Mr. Allen earned his Bachelor of Science Degree from Quincy University in Quincy, Illinois.

Andrew L. Graham has served as our General Counsel since June 1, 2008 and also currently serves as our Corporate Secretary. He was named an executive officer of the Company in February 2009. Mr. Graham served from 1999 to 2007 in various capacities, including General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. Mr. Graham also serves on the Board of Trustees of Hillsborough Community College. Mr. Graham holds a Bachelor of Science Degree from Florida State University and a Juris Doctorate, as well as a Master of Laws (L.L.M.) in Taxation, from the University of Florida College of Law.

Francis McCahill, III has served as our President and Chief Executive Officer and as a director of our company since November 2006. He also currently serves as the President and as a director of our four subsidiaries, Homeowners Choice Property & Casualty Insurance Company, Inc., Homeowners Choice Managers, Inc., Claddaugh Casualty Insurance Company, Ltd., and Southern Administration, Inc. Mr. McCahill’s insurance career began in 1971. His experience includes senior level positions with major insurance brokerage firms including Frank B. Hall and Johnson & Higgins. From 1977 to 1988, he managed the worldwide Risk Management Programs of New York City-based Bristol-Myers Squibb Corp., Norton Simon, Inc. and Florida-based Harris Corporation. In 1991, after managing Johnson & Higgins’ Central Florida Region, Mr. McCahill founded Braishfield of Florida, Inc. and Pollution Liability United States, Inc. As founder/president of those organizations, he established both entities as major insurance service providers throughout Florida. Mr. McCahill also founded Cypress Underwriters, Inc. of Port St. Lucie, Florida where he served as President from 1999 to 2006. In addition, Mr. McCahill was Tribunalized at Lloyd’s of London. Mr. McCahill attended the United States Merchant Marine Academy, earned his Bachelor’s Degree from St. John’s University (College of Insurance), and attended Concord University School of Law. He received a number of Certificates in finance and risk management from the Wharton School of Business and the University of Florida.

Jay Madhu is currently Vice President of Marketing and Director of Investor Relations, having served as our Director of Investor Relations since February 2008. Additionally, Mr. Madhu has been a director of our company since May 2007. As an owner and manager of commercial properties, Mr. Madhu has been president of 5th Avenue Group LC since 2002 and President of Forrest Terrace LC since 1999. In addition, Mr. Madhu is an investor in banking and health maintenance organizations. He has also been President of The Mortgage Corporation Network (correspondent lenders) since 1996. Prior to that, Mr. Madhu was Vice President, mortgage division, First Trust Mortgage & Finance, from 1994 to 1996; Vice President, residential first mortgage division, Continental Management Associates Limited, Inc., from 1993 to 1994; and President, S&S Development, Inc. from 1991 to 1993. He attended Northwest Missouri State University, where he studied marketing and management.

Paresh Patel is currently Executive Chairman, Strategic Planning and Investments. Mr. Patel has been a director of our company since November 2006 and has served as the Chairman of our Board since May 2007. His analytical and technology skills were developed through experience with international financial, telecommunications and consulting positions. As a private investor from 2000 to 2006, Mr. Patel used statistical and probability techniques to develop and implement a system for managing money as a business to generate cash flow. Prior to that, Mr. Patel was director of customer care and billing with Global Crossing from 1998 to 2000. In that position, Mr. Patel defined business processes and systems, hired and trained department staff and led the merger of the customer care and billing systems with those of the company’s acquisitions. As an independent consultant from 1991 to 1998, Mr. Patel worked with large international telephone companies. Mr. Patel received his bachelor’s and master’s degrees in Electronic Engineering from Cambridge University, England. He also serves as a director of NorthStar Bank and was one of its founders.

ITEM 1A– Risk Factors

Our business is subject to a number of risks, including those described below, which could have a material effect on our results of operations, financial condition or liquidity and, additionally, could cause our operating results to vary significantly from period to period.

We currently conduct business in Florida only. Thus, any single catastrophic event or other condition affecting losses in Florida could adversely affect our financial condition and results of operations.

While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, a single catastrophic event, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting the state of Florida could have a disproportionately adverse impact on our business, financial condition, and results of operations. In addition, the fact that our business is concentrated in the state of Florida subjects it to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms, and floods. Changes in the prevailing regulatory, legal, economic, political, demographic, competitive, and other conditions in the state of Florida could also make it less attractive for us to do business in Florida and would have a more pronounced effect on our business than it would on other insurance companies that are geographically diversified. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in the state of Florida could have an adverse effect on our business, financial condition, and results of operations.

Our results may fluctuate based on many factors including cyclical changes in the insurance industry.

The insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is offset over time by an increased supply of insurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly.

We cannot predict whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our ability to transact business would be materially and adversely affected.

We may be unable to attract and retain qualified personnel.

Our operations are highly dependent on the efforts of our senior executive officers, in particular, our President and Chief Executive Officer, Francis McCahill, our Chief Financial Officer, Richard Allen and our Chairman, Paresh Patel. The loss of their leadership, industry knowledge and experience could negatively impact our operations.

We do not have significant redundancy in our operations.

We have a single facility located in Clearwater, Florida in an area subject to tropical storms, which could damage the facility or interrupt its power supply. The loss or significant impairment of functionality in this facility for any reason would have a material, adverse effect on our business as we do not have significant redundancies or back-up systems to replace this facility if its functionality is impaired.

Our information technology systems may fail or suffer a loss of security which could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., the printing and mailing of our policies, endorsements, renewal notices, etc). The successful operation of our systems depends on a continuous supply of electricity. The failure of these systems or disruption in the supply of electricity could interrupt our operations. This could result in a material adverse effect on our business results.

The development and expansion of our business is dependent upon the successful development and implementation of advanced computer and data processing systems. Because our insurance subsidiary intends to expand its business by writing additional voluntary policies, we are developing new information technology systems to handle and process an increased volume of voluntary policies. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations.

Because we believe that our independent agents will play a key role in our efforts to increase the number of voluntary policies written by our insurance subsidiary, we are also in the process of developing business platforms and distribution initiatives that will allow us to provide information to, and exchange information with, our agents in an effective and efficient manner. These systems are intended to provide us with current information regarding the insurance markets in which we operate, therefore permitting us to adjust our selective underwriting criteria as needed to rapidly respond to market changes. In the event that the development of these systems does not proceed as planned, the expansion of our business could be delayed. Internet disruptions or system failures once these systems are fully operational could also adversely affect our future business volume and results of operations.

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

Increased competition, competitive pressures, industry developments, and market conditions could affect the growth of our business and adversely impact our financial results.

The property and casualty insurance industry in Florida is cyclical and, during times of increased capacity, highly competitive. We compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field, and other companies that write insurance only in Florida. Many of these competitors have greater financial resources, larger agency networks and greater name recognition than our company. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverage offered, availability of coverage desired by customers, commission structure, and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

Our ability to compete in the property and casualty insurance industry and our ability to expand our business may be negatively affected by the fact that we are a new company. As a new company that has been in business for less than five years, we are not eligible to be rated by A.M. Best. While our insurance subsidiary has obtained a Demotech rating of “A Exceptional,” which is accepted by mortgage companies operating in the state of Florida, mortgage companies in other states may require homeowners to obtain property insurance from an insurance company with a certain minimum A.M. Best rating. As a result, the minimum A.M. Best rating requirement may also prevent us from expanding our business into other states in the near term, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.

As a new company, our experience with claims and the risks related to certain claims is inherently limited. These inherent limitations may increase the likelihood that our projections and our estimates may be inaccurate, which in turn may increase the likelihood that our actual losses may exceed our loss reserves. If our actual losses exceed our loss reserves, our financial results, our ability to expand our business, and our ability to compete in the property and casualty insurance industry may be negatively affected. In addition, industry developments could further increase competition in our industry. These developments could include —

•

an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage;

•	changing practices caused by the Internet, which has led to greater competition in the insurance business;

•	changes in Florida’s regulatory climate; and

•

the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiary.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available.

If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.

If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected.

Our objective is to establish loss reserves that are adequate and represent management’s best estimate; that is, the amounts originally recorded as reserves should at least equal the ultimate cost to investigate and settle claims. However, the process of establishing adequate reserves is complex and inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. We regularly monitor and evaluate loss and loss adjustment expense reserve development to verify reserve adequacy.

Due to these uncertainties, the ultimate losses may vary materially from current loss reserves which could have a material adverse effect on our future financial condition, results of operations and cash flows.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued and renewed, and our financial position and results of operations may be adversely affected.

The failure of our claims handling administrator to pay claims accurately could adversely affect our business, financial results and capital requirements.

We have outsourced our claims handling administration to a third party adjuster. We therefore rely on this third party adjuster to accurately evaluate and pay claims that are made under our policies. Many factors affect the ability of our third party adjuster to pay claims accurately, including the training and experience of its claims representatives, the culture of its claims organization and the effectiveness of its management, its ability to develop or select and implement appropriate procedures and systems to support its claims functions and other factors. As claims administration is our responsibility, any failure on the part of our third party adjuster to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth will depend on our ability to expand the number of insurance policies we write in Florida, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida in recent years, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

We may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained earnings will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our company’s capital and surplus, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of capital and surplus, premium and loss reserves invested. As we continue to grow and to deploy our capital, the proportion of income invested will decrease, and investment income will make up a smaller percentage of our net revenue. Currently, substantially all of our capital is invested in money market accounts or in bank deposits (i.e., CDs) that generally mature in no more than thirteen months. We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners, and tenants for losses that result from, among other things, catastrophes. We are therefore subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and financial condition. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. See the risk factor below entitled “Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we risk non-collectibility of reinsurance amounts due us from reinsurers with which we have contracted.”

Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, and the escalation of loss severity may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiary.

Loss severity in the property and casualty insurance industry has continued to increase in recent years, principally driven by larger court judgments. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render our loss reserves inadequate for current and future losses.

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we risk non-collectibility of reinsurance amounts due us from reinsurers with which we have contracted.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The cost of such reinsurance is subject to prevailing market conditions beyond our control such as the amount of capital in the reinsurance market and natural and man-made catastrophes. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material adverse effect on our financial position, results of operations and cash flows.

With respect to the reinsurance treaties we currently have in effect, our ability to recover amounts due from reinsurers is subject to the reinsurance company’s ability and willingness to pay and to meet their obligations to us. While we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and monitor from time to time their financial condition, we rely principally on A.M. Best, our broker, and other rating agencies in determining their ability to meet their obligations to us. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material adverse effect on our financial condition or results of operations.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure, which include:

•	engaging in vigorous underwriting;

•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones, credit exposure and other bases; and

•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations in all of these tactics. We cannot provide assurance that an event or series of unanticipated events will not result in loss levels which could have a material adverse effect on our financial condition or results of operations.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Our underwriting process is designed to limit our exposure to known risks, including but not limited to exclusions relating to homes in close proximity to the coast line. Various provisions of our policies, such as limitations or exclusions from coverage which have been negotiated to limit our risks, may not be enforceable in the manner we intend.

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us or to our claims handling administrator and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely effect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

In the future, we may rely on independent agents to write our insurance policies, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.

We have begun writing insurance policies through independent agents unrelated to the Citizens’ take-out program, which we refer to as voluntary policies. Although voluntary policies comprise a minute percentage of our business, we expect to increase the number of voluntary policies we write as our business expands. An inability to sell our products through independent agents would negatively affect our revenues.

Many of our competitors rely on independent agents. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell could negatively affect our revenues.

Our success depends on our ability to accurately price the risks we underwrite.

The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including —

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques;

•	changes in legal standards, claim settlement practices, and restoration costs; and

•	legislatively imposed consumer initiatives.

Because we assumed the substantial majority of our current policies from Citizens, our rates are based, to a certain extent, on the rates charged by Citizens. In determining the rates we charge in connection with the policies we assumed from Citizens, our rates must be equal to or less than the rates charged by Citizens. If Citizens reduces its rates, we must reduce our rates to keep them equivalent to or less than Citizens’ rates; however, if Citizens increases its rates, we may not automatically increase our rates. The risk that Citizens will reduce its rates is exacerbated by the fact that, absent certain circumstances, we must continue to provide coverage to the policyholders that we assume from Citizens for a period of three years. Currently, the Florida legislature has frozen Citizens’ rates until January 1, 2010. We cannot provide assurance that Citizens will not lower its rates in the future although we believe it is unlikely to occur. Consequently, we could under price risks, which would negatively affect our profit margins. With respect to the voluntary policies that we write, we could also overprice risks, which could reduce our sales volume and competitiveness. In either event, our profitability could be materially and adversely affected.

Current operating resources are necessary to develop future new insurance products.

We currently intend to expand our product offerings by underwriting additional insurance products and programs, and marketing them through our independent agent network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs and potentially affecting the speed with which we will be able to pursue new market opportunities. We cannot assure you that we will be successful bringing new insurance products to our marketplace.

As an insurance holding company, we are currently subject to regulation by the state of Florida and in the future may become subject to regulation by certain other states or a federal regulator.

All states regulate insurance holding company systems. State statutes and administrative rules generally require each insurance company in the holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and consolidated tax allocation agreements.

Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and equitable, allocated between the parties in accordance with customary accounting practices, and fully disclosed in the records of the respective parties. Many types of transactions between an insurance company and its affiliates, such as transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system, may be subject to prior notice to, or prior approval by, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action which could adversely affect our operations.

We currently operate only in the state of Florida. In the future, we may become authorized to transact business in other states and therefore will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Since Florida is our state of domicile, Florida laws will generally take precedent. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

Our insurance subsidiary is subject to extensive regulation which may reduce our profitability or limit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Our insurance subsidiary is subject to the supervision and regulation of the state in which it is domiciled (Florida) and the state(s) in which it does business (currently only Florida). Such supervision and regulation is primarily designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things —

•	the content and timing of required notices and other policyholder information;

•	the amount of premiums the insurer may write in relation to its surplus;

•	the amount and nature of reinsurance a company is required to purchase;

•	participation in guaranty funds and other statutorily-created markets or organizations;

•	business operations and claims practices;

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their products;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance subsidiary to pay dividends to us;

•	restrictions on transactions between insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves as required by statutory accounting rules.

The Florida OIR and regulators in other jurisdictions where our insurance subsidiary may become licensed conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business, reduce our profitability and limit our growth.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

We do not own any real property. Our Clearwater, Florida office space is leased from one of our directors pursuant to a lease agreement that commenced in July 2008. This lease covers 7,500 square feet of office and common area space and requires us to make monthly base rental payments of $12,500, which includes $2,500 for common area maintenance, throughout the initial term of the lease. The initial term of this agreement is for five years ending on July 15, 2013 and the lease may be extended for up to three additional five-year periods.

ITEM 3 – Legal Proceedings

The Company may be party to claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

ITEM 4 – Submission of Matters to a Vote of the Security Holders

There were no matters voted upon by security holders of the Company during the quarter ended December 31, 2008.

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

In connection with our initial public offering, which was completed July 30, 2008, we sold 1,666,668 units consisting of one share of the Company’s common stock and one warrant (“Unit”) to the public at a price of $7.00 per Unit. The Units were listed on the NASDAQ Global Market under the symbol HCIIU and commenced trading on July 31, 2008. Effective September 15, 2008, the securities comprising the Units began separate trading, with the common stock and warrants being traded on the NASDAQ Global Market under the symbols “HCII” and “HCIIW,” respectively. Two warrants may be exercised to acquire one share of common stock at an exercise price equal to $9.10 per share on or before July 30, 2013. Prior to July 31, 2008, there was no public market for our common stock.

The following table sets forth the range of high and low bid quotations for our common stock and warrants, as reported by the NASDAQ Global Market, for the periods indicated:

	Common Stock Price		Warrants Price
	High	Low	High	Low
Calendar Quarter - 2008
Third Quarter	$8.00	5.45	0.51	0.36
Fourth Quarter	$6.50	4.10	1.00	0.13

Holders

As of March 9, 2009, there were 51 holders of record of our common stock and 1 holder of record of our warrants.

Dividends

Our ability to pay dividends will depend on many factors, including the Company’s operating results, financial condition, capital requirements, and regulatory constraints and requirements, which are discussed in Note 14, “Regulatory Requirements and Restrictions,” to the audited, consolidated financial statements. To date, we have not declared or paid any dividends and we have no current intentions to pay cash dividends in the foreseeable future.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. For a three-year period beginning March 30, 2007, our insurance subsidiary, as a newly licensed Florida insurer, is precluded from paying dividends unless approved in advance by the Florida Office of Insurance Regulation. Additionally, Florida statutes preclude our insurance subsidiary from making dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan as of December 31, 2008. We currently have no equity compensation plans not approved by stockholders.

Plan Category	A Number of Securities To be Issued Upon Exercise of Outstanding Options	B Weighted Average Exercise Price of Outstanding Options	C Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	1,146,000	$2.66	4,810,000

Performance Graph

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and, because our stock was not publicly traded prior to July 30, 2008, we have elected not to provide the performance graph, which data typically encompasses a five-year period.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6 – Selected Financial Data

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and we have elected to exclude this information as our operating history does not cover the requisite five-year period.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K and with other information included in this Form 10-K under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context requires otherwise, as used in this Form 10-K, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners Choice, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information, this annual report on Form 10-K contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; changing rates of inflation; and other risks and uncertainties and other factors listed under Item 1A—“Risk Factors” and elsewhere in this annual report on Form 10-K and in our other Securities and Exchange Commission filings.

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are premiums and investment income. Our principal expenses are claims from policyholders and policy acquisition and other underwriting expenses. As of December 31, 2008, we had total assets of $132.0 million and stockholders’ equity of $37.4 million. Our net income was approximately $12.7 million for the year ended December 31, 2008.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state risk exposure by encouraging private companies to assume policies from Citizens. Since inception, we have assumed approximately 88,000 property and casualty insurance policies from Citizens, of which approximately 66,000 remain in force at March 1, 2009. These policies were assumed in six separate assumption transactions which took place in July 2007, November 2007, February 2008, June 2008, October 2008, and December 2008 and account for substantially all of our premium revenue since inception. Of those policies assumed, approximately 86% are homeowners’

insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. From our inception through December 31, 2008, Citizens retained 6% of the written premium for the policies that we assumed, which is included in our policy acquisition costs. Our existing policies represent approximately $130 million in annualized premiums.

Citizens requires us to offer renewals on the policies we acquire for a period of three years subsequent to the initial expiration of the assumed policies. We are required to offer these renewals at rates that are equivalent to or less than rates charged by Citizens. The policyholder has the option to renew with us or they may ask their agent to place their coverage with another insurance company. They may also elect to return to Citizens prior to the policy renewal date. We strive to retain these policies by offering competitive rates to our policyholders, which may be below the rates we initially charged in our take-out program as Citizens does not receive any portion of the renewal premium and, additionally, we expect our internal costs to renew the policy to be less than the original acquisition costs.

We face various challenges to implementing our operating and growth strategies. Since we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by our insurance subsidiary’s regulation and supervision by the State of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. Additionally, we compete with large, well-established insurance companies as well as other specialty insurers that, in most cases, possess greater financial resources, larger agency networks, and greater name recognition than we do.

Recent Developments

Effective December 9, 2008, we assumed a total of 17,348 policies upon completion of our sixth assumption transaction with Citizens. Including this December 2008 assumption, our existing policies represent approximately $130 million in annualized premiums.

Upon completion of our fifth assumption transaction in October 2008 and based on the policies assumed and related total insured value, we qualified for a reduction in the assumed commissions from 16% to 6% of premiums assumed retroactive to June 2007. As a result, we received additional funds from Citizens and recognized a $3.6 million reduction in commission expense during the fourth quarter of 2008.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,
	2008	2007
Operating Revenue
Net premiums earned	$47,266	7,034
Net investment income	1,622	602
Other Income	645	24

Total operating revenue	49,533	7,660

Operating Expenses
Losses and loss adjustment expenses	21,528	2,742
Policy acquisition and other underwriting expenses	7,210	2,868
Pre-opening expenses	—	419

Total operating expenses	28,738	6,029

Income before income taxes	20,795	1,631
Income taxes	8,140	614

Net income	$12,655	1,017

Loss Ratio	45.55%	38.98%
Expense Ratio	15.25%	40.77%

Combined Ratio	60.80%	79.75%

Per Share Data:
Basic earnings per share	$2.15	$.29

Diluted earnings per share	$2.08	$.29

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Our results of operations for the year ended December 31, 2008 reflect net income of $12.7 million, or $2.08 earnings per diluted share, compared to net income of $1,017,000, or $0.29 per diluted share, for the year ended December 31, 2007. Our insurance operations began in July 2007. Thus, our 2007 results of operations include only the July and November 2007 assumption transactions whereas our results of operations for the year ended December 31, 2008 reflect the results of six assumption transactions.

Revenue

Net Premiums Earned of $47.3 million for the year ended December 31, 2008 reflect the revenue from policies assumed from Citizens in July and November 2007 and February, June, October, and December 2008, and the earnings on the renewal of these policies, reduced by the appropriate reinsurance costs. In comparison, net premiums earned of $7.0 million for the year ended December 31, 2007 reflect only those revenues from policies assumed from Citizens in July 2007, reduced by the appropriate reinsurance costs. Net Premiums Written during the years ended December 31, 2008 and 2007 totaled $94.7 million and $26.8 million, respectively.

Net Premiums Written is a non-GAAP financial measure representing the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. Net Premiums Written is a statutory measure designed to determine production levels. Net Premiums Earned is the most directly comparable GAAP measure and represents the portion of Net Premiums Written that is recognized as revenue in the financial statements for the year.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Net Premiums Written	$94,671	26,848
Decrease/(Increase) in Unearned Premiums	(47,405)	(19,814)

Net Premiums Earned	$47,266	7,034

Net Investment Income for the years ended December 31, 2008 and 2007 of $1,622,000 and $602,000, respectively, is specific to our investment in certificates of deposit and money market accounts. Such investments and the related investment income have increased primarily as the result of incremental premiums we have collected and invested following each assumption transaction. However, the increase in our investment income in 2008 was offset to some extent by a decline in short-term interest rates.

Other Income for the years ended December 31, 2008 and 2007 of $645,000 and $24,000, respectively, primarily reflects the policy fee income we receive with respect to our issuance of renewal policies.

Expenses

Losses and loss adjustment expenses for the years ended December 31, 2008 and 2007 of $21.5 million and $2.7 million, respectively, reflects the impact of case reserve strengthening and development of incurred but not reported losses. The increase in 2008 is primarily attributable to the increase in our policy volume, which grew from approximately 13,000 as of December 31, 2007 to approximately 70,000 as of December 31, 2008. Additionally, we can attribute $262,000 of our third quarter 2008 losses to Tropical Storm Faye which occurred during August 2008.

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2008 and 2007 of $7.2 million and $2.9 million, respectively, reflect the commissions payable to agents for production of policies, policy administration costs and administrative overhead expenses. The increase is primarily attributable to the increase in our policy volume and growth of our operations. This increase is offset by a $3.6 million reduction in commission expense as a result of our completion of the October 2008 assumption transaction, which increased our assumed policy count and related total insured value to levels qualifying us for a reduction in assumed commissions from 16% to 6% of those premiums assumed from Citizens retroactive to June 2007.

Income Taxes for the years ended December 31, 2008 and 2007 were $8,140,000 and $614,000, respectively, for state and federal income taxes resulting in an effective tax rate of 39.1% for 2008 and 37.6% for 2007.

Ratios:

The loss ratio (GAAP basis) applicable to the year ended December 31, 2008 (loss and loss adjustment expenses related to premiums earned) was 45.55% compared to 38.98% for the year ended December 31, 2007.

The expense ratio (GAAP basis) applicable to the year ended December 31, 2008 (policy acquisition and other underwriting expenses related to premiums earned) was 15.25% compared to 40.77% for the year ended December 31, 2007. A portion of our administrative expenses are fixed or otherwise do not fluctuate significantly as our revenue increases. Thus, we have experienced an improvement in our expense ratio primarily as a result of our revenue growth in 2008.

The combined loss and expense ratio (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the year ended December 31, 2008 was 60.80% compared to 79.75% for the year ended December 31, 2007.

Seasonality of Our Business

We expect to experience increases in our losses and loss adjustment expenses during the period from June 1 through November 30 each year as this period is typically the period during which hurricanes and other tropical storms occur. As a result of such seasonal variations in our reported losses, we anticipate our operating profits during the period from June 1 through November 30 each year will be negatively impacted by an increase in losses and loss adjustment expenses. Conversely, we expect more favorable operating results during the period from December 1 through May 31 each year. Although 2008 was a fairly uneventful year for tropical storm development in Florida, our losses during the third quarter of 2008 included $262,000 specific to Tropical Storm Faye.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our cash flow requirements through issuance of our common stock, net premiums received and investment income. In April 2007, we issued and sold 5,182,000 shares of our common stock to a group of accredited investors, including certain of our officers and directors, for an aggregate purchase price of approximately $13.0 million. During the year ended December 31, 2008, our cash position increased by approximately $65.3 million primarily as a result of the funds received from Citizens with respect to the October and December assumption transactions and, also, the funds received upon completion of our initial public offering on June 30, 2008. We used certain proceeds from our initial public offering to increase the statutory capital and surplus of our insurance subsidiary, which allowed us to assume an additional 46,049 and 17,348 policies through assumption transactions completed in October and December 2008, respectively. We believe our cash from net premiums and investment income will be sufficient to cover our cash outflows for at least the next 12 months.

Our insurance subsidiary requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. From the beginning of our operations in June 2007 through December 31, 2008, liquidity generated from our private placement, initial public offering, operations and investment income was sufficient to meet obligations. We attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. We believe that we maintain sufficient liquidity to pay our insurance subsidiary’s claims and expenses, as well as satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard its financial position.

During 2008, our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPC”), entered into a reinsurance treaty with our subsidiary, Claddaugh Casualty Insurance Company Ltd. (“Claddaugh”), which was retroactive to June 1, 2008 and provides coverage through May 31, 2009. In the event Claddaugh incurs losses in excess of Claddaugh’s cash reserves or in the event such losses are of amounts that would cause Claddaugh’s capital and surplus to fall below $2.0 million, we may be required to provide additional capital to Claddaugh or otherwise fund any draws by Claddaugh on a bank letter of credit, which we secured by a $1,880,000 certificate of deposit.

In the future, we anticipate our principal sources of funds will be premiums and investment income. Additionally, we anticipate our primary use of funds will be to pay claims and operating expenses. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

Inflation and Changing Prices

During our limited operating history, we have not experienced any material impact on revenues or our results of operations due to inflation or changing prices. However, our premiums are established before we know the amount of our losses and the related settlement expenses and before we know the extent to which inflation may impact our expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing our rates, yet our ability to establish and increase rates is subject to regulatory approval and may be further constrained by competitive pressures. In the event we experience prolonged periods of inflation leading to material increases in our expenses without a corresponding increase in our premium rates, such an event could have a material adverse effect on our future results of operations.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2008 and 2007 are summarized below.

Cash Flows for the Year ended December 31, 2008

Net cash provided by operating activities for the year ended December 31, 2008 was approximately $66.6 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $11.2 million was primarily the result of our purchase of short-term investments. Net cash provided by financing activities totaled approximately $9.9 million and consisted primarily of the net proceeds from the sale of our common stock through our initial public offering completed in July 2008.

Cash Flows for the Year ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2007 was approximately $19.9 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $17.1 million was primarily the result of our purchase of short-term investments. Net cash provided by financing activities totaled approximately $13.0 million and consisted entirely of the proceeds from the sale of our common stock through a private transaction that was completed in April 2007.

Investments

We have tailored our investment policy in an effort to minimize risk in the current financial market. Therefore, we currently invest our excess cash primarily in money market accounts and in certificates of deposit (i.e., CDs) that mature in no more than thirteen months. With the exception of large national banks, it is our current policy not to deposit more than an aggregate of $5.5 million in any one bank at any time. In the future, we may alter our investment policy to include investments such as federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

Dividends

Under Florida law, a domestic insurer such as our insurance subsidiary, HCPC, may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. For a three-year period beginning March 30, 2007, our insurance subsidiary, as a newly licensed Florida insurer, is precluded from paying dividends unless approved in advance by the Florida Office of Insurance Regulation. Additionally, Florida statutes preclude our insurance subsidiary from making dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item.

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

Losses and Loss Adjustment Expenses. Reserves for losses and loss adjustment expenses (“LAE”) are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such reserves are determined based on our assessment of claims reported and the development of pending claims. These reserves are based on individual case estimates for the reported losses and LAE and estimates of such amounts that are incurred but not reported (“IBNR”). Changes in the estimated liability are charged or credited to operations as the losses and LAE are adjusted.

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our loss reserves involves considerable judgment on the part of management. At December 31, 2008, $6,278,000 of the total $14,763,000 we have reserved for losses and LAE is specific to our estimate of claims incurred but not reported. The remaining $8,485,000 relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. Of this amount, $247,000 relates to claims incurred during the year ended December 31, 2007 and the remaining $8,238,000 relates to claims incurred during the year ended December 31, 2008.

Based on all information known to us, we believe the aggregate of our loss reserves at December 31, 2008 is adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and LAE. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income or expense in the period that includes the enactment date. Valuation allowances are provided against assets that are not likely to be realized. The Company has elected to classify interest and penalties determined under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as income tax expense as permitted by FIN 48.

Stock-Based Compensation. We account for our stock option plan in accordance with SFAS No. 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of SFAS 123(R), the Company recognizes stock-based compensation in the consolidated statements of operations on a straight-line basis over the vesting period. As permitted by SFAS 123(R), we use the Black-Scholes option pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have audited the accompanying consolidated balance sheets of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 10, 2009

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	At December 31,
	2008	2007
Assets
Cash and cash equivalents	$81,060	15,729
Short-term investments	27,582	17,055
Accrued interest and dividends receivable	63	60
Premiums receivable	5,021	3,256
Note receivable	450	—
Ceded reinsurance balances receivable	157	—
Prepaid reinsurance premiums	7,122	—
Deferred policy acquisition costs	6,292	3,163
Property and equipment, net	267	36
Deferred income taxes	3,563	653
Other assets	412	41

Total assets	$131,989	39,993

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	14,763	1,688
Unearned premiums	67,219	19,814
Ceded reinsurance balances payable	6,136	1,060
Assumed reinsurance balances payable	—	833
Accrued expenses	1,535	832
Income taxes payable	4,704	1,266
Other liabilities	239	162

Total liabilities	94,596	25,655

Commitments and contingencies (Notes 1, 5, 13 and 14)
Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	—	—

Common stock, (no par value, 40,000,000 shares authorized, 6,892,668 and 5,182,000 shares issued and outstanding in 2008 and 2007)	—	—
Additional paid-in capital	23,783	13,383
Retained earnings	13,610	955

Total stockholders’ equity	37,393	14,338

Total liabilities and stockholders’ equity	$131,989	39,993

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007
Revenue

Net premiums earned	$47,266	7,034
Net investment income	1,622	602
Other	645	24

Total revenue	49,533	7,660

Expenses

Losses and loss adjustment expenses	21,528	2,742
Policy acquisition and other underwriting expenses	7,210	2,868
Pre-opening expenses	—	419

Total expenses	28,738	6,029

Income before income taxes	20,795	1,631
Income taxes	8,140	614

Net income	$12,655	1,017

Basic earnings per share	$2.15	.29

Diluted earnings per share	$2.08	.29

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2008 and 2007

(Dollars in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2006	—	$—	—	(62)	(62)
Proceeds from the sale of common stock	5,182,000	—	12,955	—	12,955
Net income	—	—	—	1,017	1,017
Stock-based compensation	—	—	428	—	428

Balance at December 31, 2007	5,182,000	$—	13,383	955	14,338
Proceeds from the sale of common stock	1,666,668	—	7,526	—	7,526
Net income	—	—	—	12,655	12,655
Common stock warrants	—	—	2,272	—	2,272
Excess tax benefit from stock options exercised	—	—	26	—	26
Exercise of stock options	44,000	—	110	—	110
Stock-based compensation	—	—	466	—	466

Balance at December 31, 2008	6,892,668	$—	23,783	13,610	37,393

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$12,655	1,017
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	466	428
Depreciation and amortization	37	—
Deferred income tax benefit	(2,910)	(653)
Changes in operating assets and liabilities:
Premiums receivable	(1,765)	(3,256)
Prepaid reinsurance premiums	(7,122)	—
Ceded reinsurance balances receivable	(157)	—
Accrued interest and dividends receivable	(3)	(60)
Other assets	(371)	(41)
Reinsurance balances payable	4,243	1,893
Deferred policy acquisition costs	(3,129)	(3,163)
Losses and loss adjustment expenses	13,075	1,688
Unearned premiums	47,405	19,814
Income taxes payable	3,438	1,266
Accrued expenses and other liabilities	780	931

Net cash provided by operating activities	66,642	19,864

Cash flows from investing activities:
Purchase of property and equipment, net	(268)	(36)
Issuance of note receivable	(450)	—
Purchase of short-term investments, net	(10,527)	(17,055)

Net cash used in investing activities	(11,245)	(17,091)

Cash flows from financing activities:
Proceeds from the exercise of stock options	110	—
Excess tax benefit from stock options exercised	26	—
Net proceeds from sale of common stock and warrants	9,798	12,955

Net cash provided by financing activities	9,934	12,955

Net increase in cash and cash equivalents	65,331	15,728
Cash and cash equivalents at beginning of year	15,729	1

Cash and cash equivalents at end of year	$81,060	15,729

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,587	—

Cash paid for interest	$—	—

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Organization and Business. The accompanying consolidated financial statements include the accounts of Homeowners Choice, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Homeowners Choice, Inc. is an insurance holding company, which through its subsidiaries and contractual relationships with independent agents controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company is authorized to underwrite homeowners’ property and casualty insurance in the state of Florida through its wholly-owned subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (HCPC). HCPC commenced operations on June 18, 2007.

Homeowners Choice Managers, Inc. (HCM), a wholly-owned subsidiary, acts as HCPC’s exclusive managing general agent in the state of Florida. HCM currently provides underwriting policy administration, marketing, accounting and financial services to HCPC, and participates in the negotiation of reinsurance contracts. Southern Administration, Inc., a wholly-owned subsidiary, provides policy administration services. Claddaugh Casualty Insurance Company Ltd. (“Claddaugh”), a wholly-owned subsidiary, provides reinsurance coverage to HCPC.

Nearly all of the Company’s customers have been obtained through participation in a “takeout program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. The customers were obtained in six separate assumption transactions completed in July 2007, November 2007, February 2008, June 2008, October 2008, and December 2008. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. Such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Material estimates that are particularly susceptible to significant change in the near term are related to loss and loss adjustment expenses.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2008 and 2007, cash and cash equivalents consists of cash on deposit with financial institutions and overnight repurchase agreements.

Short-term Investments. Short-term investments consist of certificates of deposit with maturities less than one year.

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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is calculated on a straight-line basis over the estimated useful lives, which range from three to five years. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Losses and Loss Adjustment Expenses. Reserves for losses and loss adjustment expenses (“LAE”) are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such reserves are determined based on the assessment of claims reported and the development of pending claims. These reserves are based on individual case estimates for the reported losses and LAE and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the losses and LAE are settled.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Reinsurance. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Reinsurance premiums and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income.

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies. Unearned premiums represent the portion of the premium related to the unexpired policy term.

Policy Fees. Policy fees represent nonrefundable application fees for insurance coverage, which are intended to reimburse a portion of the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is written.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income or expense in the period that includes the enactment date. Valuation allowances are provided against assets that are not likely to be realized. The Company has elected to classify interest and penalties determined under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as income tax expense as permitted by FIN 48.

Pre-opening Expenses. Pre-opening expenses incurred prior to the June 18, 2007 commencement of insurance operations were expensed as incurred.

Fair Value of Financial Instruments. The carrying amounts for the following financial instruments approximate their fair values at December 31, 2008 and 2007 due to their short-term nature: cash and cash equivalents, short-term investments, and note receivable

Comprehensive Income. There were no components of comprehensive income other than net income for the years ended December 31, 2008 and 2007.

Segment Reporting. Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. The Company does not have any operations that require separate disclosure as operating segments.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Stock-Based Compensation. The Company accounts for its stock option plan in accordance with SFAS No. 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of SFAS 123(R), the Company recognizes stock-based compensation in the consolidated statements of operations on a straight-line basis over the vesting period.

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method.

Fair Value Measurements. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. SFAS 157 builds on current practice and requirements under existing accounting pronouncements and, accordingly, does not prescribe any new fair value measurements.

SFAS 157 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

•	Level 3: Unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

There were no financial instruments measured in accordance with SFAS 157 at December 31, 2008 or for the year then ended.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The impact of adoption was not material to the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FASB Staff Position was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Presently, the Company is not involved in any transactions subject to reporting under SFAS 141(R) and, as such, the Company does not believe the adoption will have a material impact on its consolidated financial statements

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Adoption of this statement, when SFAS 160 becomes effective, is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. Presently, the Company is not involved in any transactions subject to reporting under SFAS 161 and, as such, the Company does not believe the adoption will have a material impact on its consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements, continued

In May 2008, the FASB issued FASB Statement No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts,” an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognizes a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Presently, the Company is not involved in any transactions subject to reporting under SFAS 163 and, as such, the Company does not believe the adoption will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not anticipate adoption will have a material effect on the Company’s consolidated financial condition or results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. In developing assumptions about renewal or extension, FSP No. 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for relevant entity-specific factors given in paragraph 11 of SFAS No. 142. FSP No. 142-3 expands the disclosure requirements of SFAS No. 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP No. 142-3 did not have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investment Income and Concentrations

Investment income is summarized as follows (dollars in thousands):

	Year ended December 31,
	2008	2007
Short-term investments	$1,040	201
Cash and cash equivalents	582	401

	$1,622	602

The following short-term investments exceeded 10% of consolidated stockholders’ equity (dollars in thousands):

	At December 31,
Name of Financial Institution	2008	2007
First National Bank of Central Florida	$5,189	5,000
Regions Bank	11,119	2,000
U.S. Ameribank	—	2,000
Total Bank	—	4,000
Central Bank	4,025	—

	$20,333	13,000

In addition, at December 31, 2008 and 2007, cash and cash equivalents included $73.7 million and $14.1 million, respectively, on deposit at Bank of America.

Note 4 – Note Receivable

Effective November 17, 2008, the Company entered into a loan agreement under which the Company advanced $450,000 to a non-affiliated entity. The loan is payable on demand after September 1, 2009 and bears interest at a fixed annual rate of 7.0%, with interest payments due quarterly beginning on January 1, 2009. The loan agreement is collateralized by a security interest in all of the noteholder’s property and rights, and title and interest in, its intellectual property, including without limitation money, accounts, stock, stock options, wages, documents, instruments, receivables, inventory, machinery, equipment, automobiles and the proceeds of any of the foregoing.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 5 – Property and Equipment, net

Property and equipment, net consists of the following (dollars in thousands):

	At December 31,
	2008	2007
Office furniture and equipment	$143	19
Computer hardware and software	130	19
Leasehold improvements	31	—

Total, at cost	$304	38
Less accumulated depreciation and amortization	(37)	(2)

Property and equipment, net	$267	36

The Company has a lease for office space located in Clearwater, Florida. This lease commenced in July 2008 and requires the Company to make monthly rent payments of $12,500, which includes $2,500 for common area maintenance, to an entity owned by one of the Company’s directors. The initial term of this agreement is for five years ending on July 15, 2013 and the lease may be extended for up to three additional five-year periods. The Company previously had leases covering its former office facilities in Port St. Lucie and St. Petersburg, Florida. Rental expense under all facility leases was $136,000 and $32,000 during the years ended December 31, 2008 and 2007, respectively.

Lease commitments at December 31, 2008 are as follows:

Year Ended December 31,	Amount (in thousands)
2009	$150
2010	150
2011	150
2012	150
2013	88

Total:	$688

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 6 – Reinsurance

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Premiums Written
Direct	$37,357	5,535
Assumed	71,973	23,825

Gross written	109,330	29,360
Ceded	(14,659)	(2,512)

Net premiums written	94,671	26,848

Premiums Earned
Direct	$19,661	298
Assumed	42,264	9,248

Gross earned	61,925	9,546
Ceded	(14,659)	(2,512)

Net premiums earned	$47,266	7,034

During the year ended December 31, 2008, the recoveries pertaining to reinsurance contracts that were deducted from losses incurred amounted to approximately $175,000 and related to one non-catastrophic event. No such amounts were recoverable during the year ended December 31, 2007. At December 31, 2008, prepaid reinsurance premiums related to 30 reinsurers. At December 31, 2007, there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance as of December 31, 2007. At December 31, 2008, ceded reinsurance balances receivable of $157,000 were due from one reinsurer.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 7 – Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$1,688	—
Less reinsurance recoverables	—	—

Net balance – beginning of year	1,688	—

Incurred related to:
Current year	21,789	2,742
Prior year	(261)	—

Total incurred	21,528	2,742

Paid related to:
Current year	(7,693)	(1,054)
Prior year	(760)	—

Total paid	(8,453)	(1,054)

Balance, end of year	$14,763	1,688

The Company writes insurance in the state of Florida, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, the Company believes that such an event would not be so material as to disrupt the overall normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 8 – Income Taxes

A summary of income taxes is as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Federal:
Current	$9,482	1,082
Deferred	(2,498)	(558)

Federal income taxes	6,984	524

State:
Current	1,568	185
Deferred	(412)	(95)

State income taxes	1,156	90

Income taxes	$8,140	614

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2008		2007
	Amount	%	Amount	%
Income taxes at statutory rate	$7,278	35.0%	$555	34.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal tax benefit	751	3.6	61	3.7
Stock-based compensation	13.1		21	1.3
Other	98.4		—	—
Change in valuation allowance	—	—	(23)	(1.4)

Income taxes	$8,140	39.1%	$614	37.6%

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 8 – Income Taxes, continued

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax years ending December 31, 2008 and 2007 remain subject to examination by our major taxing jurisdictions. There have been no interest or penalties recognized for the years ended December 31, 2008 and 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred income tax asset are as follows (dollars in thousands):

	At December 31,
	2008	2007
Deferred income tax assets:
Unearned premiums	$5,186	1,491
Losses and loss adjustment expenses	372	41
Organizational costs	151	173
Stock-based compensation	295	138

Deferred tax assets	6,004	1,843

Deferred tax liabilities:-
Depreciation	(14)	—
Deferred policy acquisition costs	(2,427)	(1,190)

Deferred tax liabilities	(2,441)	(1,190)

Net deferred income tax asset	$3,563	653

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. The valuation allowance was reversed in 2007 subsequent to the commencement of insurance underwriting operations. As a result, the Company did not have a valuation allowance established as of December 31, 2008 or 2007.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 9 – Net Earnings Per Share

A summary of the numerator and denominator of the basic and fully diluted earnings per share is presented below (dollars and shares in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007
Numerator -
Net earnings	$12,655	1,017

Denominator:
Weighted average shares - basic	5,892	3,455
Effect of dilutive securities:
Stock options	178	—
Shares issuable upon conversion of warrants	—	—

Weighted average shares - diluted	6,070	3,455

Earnings per share–basic	$2.15	.29

Earnings per share–diluted	$2.08	.29

For the year ended December 31, 2008, 40,000 options and 1,771,668 warrants to purchase an aggregate of 978,334 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 specific to the options and $9.10 specific to the warrants exceeded the average market price of the Company’s common stock.

Note 10 – Stockholders’ Equity

Reverse Common Stock Split

On May 29, 2008, the Company effected a 1 for 2.50 reverse split of its issued and outstanding common stock. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock split for all periods presented.

Common Stock

In April 2007, the Company sold 5,182,000 shares of common stock to certain accredited investors at a price of $2.50 per share for an aggregate purchase price of $12,955,000.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 10 – Stockholders’ Equity, continued

On July 24, 2008, the Company completed the sale of 1,666,668 units consisting of one share of the Company’s common stock and one warrant. Two warrants may be exercised to acquire one share of common stock at an exercise price equal to $9.10 per share on or before July 30, 2013. In addition, the Company’s placement agents with respect to the offering received an aggregate of 166,666 warrants to purchase 166,666 shares of common stock at an exercise price of $9.10 per share. These placement agent warrants are exercisable beginning on January 27, 2009 through their expiration date of July 30, 2013. In December 2008, a total of 61,666 of the placement agent warrants were forfeited. Thus, the Company has reserved 938,334 shares of common stock for issuance upon exercise of the warrants. At any time after January 30, 2009 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per share of the Company’s common stock has exceeded $11.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares. The initial public offering resulted in aggregate gross proceeds to the Company of approximately $11.7 million and net proceeds of approximately $9.8 million after underwriting commissions and offering expenses. With respect to the warrants, the fair value of approximately $2.3 million of non-cash offering costs was offset by a credit to additional paid-in-capital. The fair value of the warrants was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, and a risk-free interest rate of 3.36%.

Note 11 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At December 31, 2008, options to purchase 4,810,000 shares are available for grant under the Plan. The options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 11 – Stock-Based Compensation, continued

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	$—
Granted	1,150,000	2.50

Outstanding at December 31, 2007	1,150,000	$2.50
Granted	40,000	7.00
Exercised	(44,000)	2.50

Outstanding at December 31, 2008	1,146,000	$2.66	8.5 years	$3,163

Exercisable at December 31, 2008	574,000	$2.50	8.5 years	$1,642

The fair value of options granted during the years ended December 31, 2008 and 2007 was estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

	Year Ended December 31,
	2008	2007
Weighted average grant-date fair value	$2.95	$1.26
Dividend yield	0%	0%
Expected volatility	48.0%	48.0%
Risk-free interest rate	3.25%	3.63 to 4.75%
Expected life (in years) of options granted	6.0	5.5 to 6.5

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 11 – Stock-Based Compensation, continued

As part of its implementation of SFAS 123(R), the Company had no historical pattern of option exercises. Therefore, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options issued. Expected volatility is based on historical volatility of the similar sized insurance company’s common stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

At December 31, 2008 and 2007, there was approximately $668,000 and $1,021,000, respectively, of total unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the plan, which the Company expects to recognize over a weighted-average period of nineteen (19) months. During the year ended December 31, 2008, a total of 44,000 options were exercised. The total fair value of shares vesting and recognized as compensation expense was approximately $466,000 and $428,000, respectively, for the years ended December 31, 2008 and 2007 and the associated income tax benefit recognized was $157,000 and $138,000 respectively. The total intrinsic value of options exercised during the year ended December 31, 2008 was $96,960 and the income tax benefit recognized was $26,000.

Note 12 – Deferred policy acquisition costs

Deferred policy acquisition costs incurred and amortized are as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$3,163	—
Costs deferred during the year	8,851	4,689
Amortization charged to expense	(5,722)	(1,526)

Balance, end of year	$6,292	3,163

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 13 – Commitments and Contingencies

The Company may be party to claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or liquidity.

As a direct premium writer in the state of Florida, the Company is required to participate in certain insurer pools and associations under Florida statutes 631.57(3) (A). Participation in these pools is based on written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. For the years ended December 31, 2008 and 2007, HCPC collected and paid assessments to the Florida Hurricane Catastrophe Fund (FHCF) amounting to $378,000 and $400, respectively. Additionally, HCPC collected and paid assessments to Citizens of $529,000 and $600, respectively, for the years ended December 31, 2008 and 2007. These assessments are recorded as a surcharge in premium billings to insureds. The surcharges are 1.0% of premium for the FHCF and 1.4% for Citizens.

HCPC received approval as a Limited Apportionment Company in April of 2008. This designation allows the Company to pay assessments from regulatory agencies as assessments from insureds are recouped rather than paying the assessment and then recouping from the insureds/ policyholders.

Claddaugh has been required since inception to maintain minimum capital and surplus of $2.0 million, which the Company funded with a $120,000 cash deposit and a $1,880,000 bank letter of credit. Claddaugh is the beneficiary of the letter of credit, which is collateralized by a $1,880,000 certificate of deposit.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 14 – Regulatory Requirements and Restrictions

The Florida Insurance Code (the “Code”) requires HCPC to maintain capital and surplus equal to the greater of 10% of its liabilities or a statutory minimum as defined in the Code. At December 31, 2008 and 2007, HCPC is required to maintain a minimum capital and surplus of $4.0 million. At December 31, 2008 and 2007, HCPC’s statutory capital and surplus was $24.8 million and $10.4 million, respectively. HCPC’s statutory net profit was $3.4 million for the year ended December 31, 2008 compared to the statutory net loss of $1.4 million for the period from June 18, 2007 (commencement of insurance operations) to December 31, 2007. Statutory surplus differs from stockholders’ equity reported in accordance with generally accepted accounting principles primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

As of December 31, 2008 and 2007, HCPC had a cash deposit with the Insurance Commissioner of the state of Florida, in the amount of $300,000, to meet regulatory requirements. At December 31, 2008 and 2007, there were no material permitted statutory accounting practices utilized by HCPC.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation (OIR) if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At December 31, 2008 and 2007, no dividends are available to be paid by HCPC.

The Bermuda Monetary Authority requires Claddaugh to maintain minimum capital and surplus of $2.0 million. At December 31, 2008, Claddaugh’s statutory capital and surplus was $2.3 million. Claddaugh’s statutory net profit was $291,000 for the year ended December 31, 2008.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 15 – Related Party Transactions

One of the Company’s directors owns the property located in St. Petersburg, Florida that was leased by the Company beginning in the fourth quarter of 2007 through the October 2008 lease termination date. Lease payments on this property for the years ended December 31, 2008 and 2007 totaled $20,000 and $4,000, respectively.

One of the Company’s directors receives a consulting fee and software license fees for development and use of premium administration application software. Under this arrangement, the Company incurred $400,000 and $84,000 for the years ended December 31, 2008 and 2007, respectively.

One of the Company’s directors is a partner at a law firm that manages certain of the Company’s corporate legal matters. Fees incurred with respect to this law firm for the year ended December 31, 2008 amounted to $643,000 of which $607,000 related to the Company’s initial public offering. Additionally, the Company incurred $21,000 of fees billed by this law firm during 2007 in connection with the Company’s initial public offering.

As discussed in Note 5, the Company entered into a new lease that commenced in July 2008 for office space under an operating lease agreement with one director. The lease requires annual base rental payments of approximately $150,000. Lease payments on this property for the year ended December 31, 2008 totaled $96,000, which included a refundable deposit of $13,000. Additionally, the Company paid $31,000 to reimburse the landlord for tenant improvements. There were no such payments during the year ended December 31, 2007.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 16 – Condensed Financial Information of Homeowners Choice, Inc.

Condensed financial information of Homeowners Choice, Inc. is as follows (dollars in thousands):

Balance Sheets

	At December 31,
	2008	2007
Assets

Cash and cash equivalents	$557	823
Short-term investments	1,918	—
Investment in subsidiaries	37,105	13,558
Note receivable	450	—
Deferred income taxes	298	138
Other assets	343	218

Total assets	$40,671	14,737

Liabilities and Stockholders’ Equity

Accrued expenses and other liabilities	546	144
Due to related party	2,732	255

Total liabilities	3,278	399

Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	23,783	13,383
Retained earnings	13,610	955

Total stockholders’ equity	37,393	14,338

Total liabilities and stockholders’ equity	$40,671	14,737

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 16 – Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Operations

	Year Ended December 31,
	2008	2007
Investment income	$83	16
Other income	4	—
Preopening expenses	—	(48)
Other operating expenses	(1,131)	(835)

Loss before income tax benefit and equity in earnings of subsidiaries	(1,044)	(867)
Income tax benefit	273	326

Net loss before equity in earnings of subsidiaries	(771)	(541)

Equity in earnings of subsidiaries	13,426	1,558

Net income	$12,655	1,017

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 16 – Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$12,655	1,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	466	428
Depreciation and amortization	24	—
Equity in earnings of subsidiaries	(13,426)	(1,558)
Deferred income tax benefit	(160)	(138)
Decrease (increase) in other assets	34	(218)
Increase in accrued expense and other liabilities	402	106
Increase in due to related parties	2,477	230

Net cash provided by (used in) operating activities	2,472	(133)

Cash flows from investing activities:
Purchase of short-term investments	(1,918)	—
Purchase of property and equipment, net	(183)	—
Issuance of note receivable	(450)	—
Investment in subsidiaries	(10,121)	(12,000)

Net cash used in investing activities	(12,672)	(12,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	110	—
Excess tax benefit from stock options exercised	26	—
Net proceeds from sale of common stock and warrants	9,798	12,955

Net cash provided by financing activities	9,934	12,955

Net (decrease) increase in cash and cash equivalents	(266)	822
Cash and cash equivalents at beginning of year	823	1

Cash and cash equivalents at end of year	$557	823

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

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

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2008.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2008.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2008.

ITEM 13 – Certain Relationships and Related Transactions

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December  31, 2008.

ITEM 14 – Principal Accountant Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2008 and 2007 provided by Hacker, Johnson & Smith PA, our principal accountant:

	2008	2007
Audit Fees (a)	$87,000	37,000
Audit-related Fees	—	—
Tax Fees (b)	7,000	6,000
All Other Fees (c)	80,000	—

Total	$174,000	$43,000

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	Tax fees primarily relate to tax compliance, tax advice and tax planning.
(c)	All Other Fees represent fees billed for services provided to us not otherwise included in the categories above, primarily fees related to the audit of our interim financial statements and for review of our registration statement in connection with our initial public offering.

PART IV

ITEM 15 – Exhibits, Financial Statements and Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Any supplemental information we are required to file with respect to our property and casualty insurance operations is included in Part II, Item 8 of this Form 10-K.

(3)	Exhibits: See the exhibit listing set forth below:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6, 10.7 and 10.21 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	ISO Master Agreement dated November 1, 2007 between Insurance Services Office, Inc. and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	Assumption Agreement dated June 19, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.11	Service Contract for Homeowners Claims Handling dated May 30, 2007, but effective July 1, 2007, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.14	Reinstatement Premium Protection Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.15	Multi-Year Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.17	Assignment of Lease dated July 31, 2007 by Cypress Underwriters, Inc. to Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Voting Agreement among Homeowners Choice, Inc. and certain shareholders, including an amendment terminating the agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.21	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

21	Subsidiaries of Homeowners Choice, Inc.

23	Consent of Hacker, Johnson & Smith PA

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company and in the capacities and on the dates indicated:

HOMEOWNERS CHOICE, INC.

March 13, 2009	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

March 13, 2009	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 13, 2009	By	/s/ Paresh Patel
Paresh Patel
Chairman of the Board of Directors

March 13, 2009	By	/s/ George Apostolou
George Apostolou, Director

March 13, 2009	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 13, 2009	By	/s/ Krishna Persaud
Krishna Persuad, Director

March 13, 2009	By	/s/ Gregory Politis
Gregory Politis, Director

March 13, 2009	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 13, 2009	By	/s/ Martin A. Traber
Martin A. Traber, Director

March 13, 2009	By	/s/ Garth A. Vernon
Garth A. Vernon, Director

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.