Form 10-Q
period 2009-03-31
Homeowners Choice, Inc.
filed 2009-05-14
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on May 8, 2009 was 6,870,852.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	At March 31, 2009	At December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$79,493	81,060
Short-term investments	33,762	27,582
Accrued interest and dividends receivable	64	63
Premiums receivable	29,403	5,021
Note receivable	450	450
Ceded reinsurance balances receivable	—	157
Prepaid reinsurance premiums	5,393	7,122
Deferred policy acquisition costs	9,887	6,292
Property and equipment, net	183	267
Deferred income taxes	2,997	3,563
Other assets	184	412

Total assets	$161,816	131,989

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	18,659	14,763
Unearned premiums	75,285	67,219
Ceded reinsurance balances payable	9,906	6,136
Accrued expenses	5,054	1,535
Income taxes payable	7,986	4,704
Other liabilities	1,141	239

Total liabilities	118,031	94,596

Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,893,607 and 6,892,668 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	—	—
Additional paid-in capital	23,891	23,783
Retained earnings	19,894	13,610

Total stockholders’ equity	43,785	37,393

Total liabilities and stockholders’ equity	$161,816	131,989

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue

Net premiums earned	$21,330	10,441
Net investment income	358	346
Other	635	119

Total revenue	22,323	10,906

Expenses

Losses and loss adjustment expenses	10,022	2,274
Policy acquisition and other underwriting expenses	1,100	1,612
Other operating expenses	1,064	704

Total expenses	12,186	4,590

Income before income taxes	10,137	6,316

Income taxes	3,853	2,392

Net income	$6,284	3,924

Basic earnings per share	$.91	.76

Diluted earnings per share	$.87	.76

Dividends per share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,284	3,924
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	121	108
Depreciation and amortization	13	—
Loss on disposal of property and equipment	82	—
Deferred income taxes (benefit)	566	(202)
Changes in operating assets and liabilities:
Premiums receivable	(24,382)	(3,102)
Ceded reinsurance balances receivable	157	(349)
Prepaid reinsurance premiums	1,729	—
Accrued interest and dividends receivable	(1)	(40)
Other assets	228	(301)
Ceded reinsurance balances payable	3,770	202
Deferred policy acquisition costs	(3,595)	(1,523)
Losses and loss adjustment expenses	3,896	1,160
Unearned premiums	8,066	9,591
Income taxes payable	3,282	1,316
Accrued expenses and other liabilities	4,421	789

Net cash provided by operating activities	4,637	11,573

Cash flows from investing activities:
Purchase of property and equipment, net	(11)	3
Purchase of short-term investments, net	(6,180)	(8,020)

Net cash used in investing activities	(6,191)	(8,017)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	20	—
Repurchases of common stock	(37)	—
Excess tax benefit from common stock options exercised	4	—

Net cash used in financing activities	(13)	—

Net (decrease) increase in cash and cash equivalents	(1,567)	3,556
Cash and cash equivalents at beginning of period	81,060	15,729

Cash and cash equivalents at end of period	$79,493	19,285

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	1,278

Cash paid for interest	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2009

(Dollars in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance at December 31, 2008	6,892,668	$—	23,783	13,610	37,393
Net income	—	—	—	6,284	6,284
Excess tax benefit from stock options exercised	—	—	4	—	4
Repurchases and retirement of common stock	(7,061)	—	(37)	—	(37)
Exercise of stock options	8,000	—	20	—	20
Stock-based compensation	—	—	121	—	121

Balance at March 31, 2009	6,893,607	$—	23,891	19,894	43,785

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPC”), Homeowners Choice Managers, Inc., Southern Administration, Inc., and Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2009 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K, which was filed with the SEC on March 13, 2009.

In preparing the interim unaudited condensed consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss adjustment expense reserves, reinsurance balances payable, the recoverability of deferred policy acquisition costs, the determination of federal income taxes, and the net realizable value of reinsurance recoverables. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 2 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. The impact of adoption had no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The impact of adoption had no effect on the Company’s consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The impact of adoption had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. The impact of adoption had no effect on the Company’s consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

In May 2008, the FASB issued FASB Statement No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts,” an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognizes a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The impact of adoption had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not anticipate the pending adoption will have a material effect on the Company’s consolidated financial condition or results of operations.

In December 2008, the FASB issued SFAS No. 140-4 and FASB Interpretation No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (SFAS 140-4 and FIN 46(R)-8).” SFAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. SFAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for any reporting period ending after December 15, 2008. The impact of adoption had no effect on the Company’s consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Note 3 – Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of the reinsurers are unable to meet their obligations under the reinsurance agreements. Thus, the Company continually monitors the financial condition of its reinsurers and periodically confirms the credit rating of its reinsurers by inquiry of and discussion with its reinsurance brokers.

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Premiums Written
Direct	$41,157	8,629
Assumed	(2,754)	12,924

Gross written	38,403	21,553
Ceded	(9,007)	(1,521)

Net premiums written	29,396	20,032

Premiums Earned
Direct	$9,573	1,141
Assumed	20,764	10,821

Gross earned	30,337	11,962
Ceded	(9,007)	(1,521)

Net premiums earned	$21,330	10,441

During the three months ended March 31, 2009 and 2008, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At March 31, 2009, prepaid reinsurance premiums related to excess catastrophe reinsurance treaties. At March 31, 2009, there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of March 31, 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Note 4 – Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$14,894	$1,688
Less reinsurance recoverables	(131)	—

Net balance – beginning of period	14,763	1,688

Incurred related to:
Current period	10,368	2,821
Prior period	(346)	(547)

Total incurred	10,022	2,274

Paid related to:
Current period	(2,279)	(556)
Prior period	(3,847)	(558)

Total paid	(6,126)	(1,114)

Balance, end of period	$18,659	2,848

The Company writes insurance in the State of Florida, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results of operations, the Company believes that such an event would not be so material as to disrupt the overall normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

Note 5 – Income Taxes

During the three months ended March 31, 2009 and 2008, the Company recorded approximately $3.9 million and $2.4 million of income tax expense, respectively, which resulted in estimated annual effective tax rates of approximately 38.0% for 2009 and 37.9% for 2008. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 6 – Earnings Per Share

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

	Three Months Ended March 31,
	2009	2008
Numerator -
Net earnings	$6,284	3,924

Denominator:
Weighted average shares - basic	6,894	5,182
Effect of dilutive securities:
Stock options	361	—
Shares issuable upon conversion of warrants	—	—

Weighted average shares - diluted	7,255	5,182

Earnings per share–basic	$.91	.76

Earnings per share–diluted	$.87	.76

For the three months ended March 31, 2009, there were 40,000 options and 1,771,668 warrants to purchase an aggregate of 978,334 shares of common stock excluded from the computation of diluted earnings per share because the exercise price of $7.00 specific to the options and $9.10 specific to the warrants exceeded the average market price of the Company’s common stock.

Note 7 – Stockholders’ Equity

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

(unaudited)

Note 7 – Stockholders’ Equity, continued

Common Stock

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

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan permits the Company to repurchase shares from time to time through March 19, 2010. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the quarter ended March 31, 2009, the Company repurchased and retired a total of 7,061 shares at an average price of $5.19 per share and a total cost, inclusive of fees and commissions, of $37,000, or $5.24 per share, under this authorized repurchase program. At March 31, 2009, a total of $2,963,000 is available in connection with this plan.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At March 31, 2009, options to purchase 4,810,000 shares are available for grant under the Plan. The options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,146,000	$2.66
Exercised	(8,000)	2.50

Outstanding at March 31, 2009	1,138,000	$2.66	8.2 years	$3,063

Exercisable at March 31, 2009	626,000	$2.50	8.2 years	$1,747

No options were granted during the three months ended March 31, 2009 and 2008.

At March 31, 2009, there was approximately $548,000 of total unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the plan, which the Company expects to recognize over a weighted-average period of eighteen (18) months. The total fair value of shares vesting and recognized as compensation expense was approximately $121,000 and $108,000, respectively, for the three months ended March 31, 2009 and 2008 and the associated income tax benefit recognized was $43,000 and $37,000 respectively. The total intrinsic value of options exercised during the quarter ended March 31, 2009 was $22,000 and the income tax benefit recognized was $4,000.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 – Deferred policy acquisition costs

Deferred policy acquisition costs incurred and amortized are as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$6,292	$3,163
Costs deferred during the period	6,358	3,435
Amortization charged to expense	(2,763)	(1,912)

Balance, end of period	$9,887	4,686

Report by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2009, and for the three month periods ended March 31, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2009 and 2008, and the condensed consolidated statement of stockholders’ equity for the three month period ended March 31, 2009. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 7, 2009

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners Choice, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; changing rates of inflation; and other risks and uncertainties detailed herein and from time to time in our SEC reports.

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are premiums and investment income. Our principal expenses are claims from policyholders and policy acquisition and other underwriting expenses. As of March 31, 2009, we had total assets of $161.8 million and stockholders’ equity of $43.8 million. Our net income was approximately $6.3 million, or $.87 per diluted share, for the three months ended March 31, 2009. Our book value per share increased to $6.35 as of March 31, 2009 compared to $5.43 as of December 31, 2008.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state risk exposure by encouraging private companies to assume policies from Citizens. Since inception, we have assumed approximately 88,000 property and casualty insurance policies from Citizens, of which approximately 64,000 remain in force at May 14, 2009. These policies were assumed in six separate assumption transactions which took place in July 2007, November 2007, February 2008, June 2008, October 2008, and December 2008 and account for substantially all of our premium revenue since inception. From our inception through March 31, 2009, Citizens retained 6% of the written premium for the policies that we assumed, which is included in our policy acquisition costs. Our existing policies represent approximately $120 million in annualized premiums.

Citizens requires us to offer renewals on the policies we acquire for a period of three years subsequent to the initial expiration of the assumed policies. We are required to offer these renewals at rates that are equivalent to or less than rates charged by Citizens. The policyholders have the option to renew with us or they may ask their agent to place their coverage with another insurance company. They may also elect to return to Citizens prior to the policy renewal date. We strive to retain these policies by offering competitive rates to our policyholders, which may be below the rates we initially charged in our take-out program as Citizens does not receive any portion of the renewal premium and, additionally, we expect our internal costs to renew the policy to be less than the original acquisition costs.

We face various challenges to implementing our operating and growth strategies. Since we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation and supervision of our business by the State of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. Additionally, we compete with large, well-established insurance companies as well as other specialty insurers that, in most cases, possess greater financial resources, larger agency networks, and greater name recognition than we do.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2009 and 2008 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Operating Revenue
Net premiums earned	$21,330	10,441
Net investment income	358	346
Other Income	635	119

Total operating revenue	22,323	10,906

Operating Expenses
Losses and loss adjustment expenses	10,022	2,274
Policy acquisition and other underwriting expenses	1,100	1,612
Other operating expenses	1,064	704

Total operating expenses	12,186	4,590

Income before income taxes	10,137	6,316
Income taxes	3,853	2,392

Net income	$6,284	3,924

Loss Ratio	46.99%	21.78%
Expense Ratio	10.14%	22.18%

Combined Ratio	57.13%	43.96%

Per Share Data:
Basic earnings per share	$.91	$.76

Diluted earnings per share	$.87	$.76

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Our results of operations for the three months ended March 31, 2009 reflect net income of $6,284,000, or $.87 earnings per diluted share, compared to net income of $3,924,000, or $.76 per diluted share, for the three months ended March 31, 2008. Our insurance operations began in July 2007. Thus, our 2008 results of operations include only the three assumption transactions whereas our results of operations for the three months ended March 31, 2009 reflect the results of six assumption transactions.

Revenue

Net Premiums Earned of $21.3 million for the three months ended March 31, 2009 reflect the revenue from policies assumed from Citizens in connection with six separate assumption transactions, and the revenue on the renewal of these policies, reduced by the appropriate reinsurance costs. In comparison, net premiums earned of $10.4 million for the three months ended March 31, 2008 reflect only those revenues from policies assumed from Citizens in three assumption transactions, reduced by the appropriate reinsurance costs. Net Premiums Written during the three months ended March 31, 2009 and 2008 totaled $29.4 million and $20.0 million, respectively.

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

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Net Premiums Written	$29,396	20,032
Increase in Unearned Premiums	(8,066)	(9,591)

Net Premiums Earned	$21,330	10,441

Net Investment Income for the three months ended March 31, 2009 and 2008 of $358,000 and $346,000, respectively, is specific to our investment in certificates of deposit and money market accounts. Such investments and the related investment income have increased primarily as the result of incremental premiums we have collected and invested following each assumption transaction. However, the increase in our investment income in 2009 was offset by a decline in short-term interest rates.

Other Income for the three months ended March 31, 2009 and 2008 of $635,000 and $119,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Losses and Loss Adjustment Expenses for the three months ended March 31, 2009 and 2008 of $10.0 million and $2.3 million, respectively, reflects the impact of incurred claims, case reserve strengthening, and development of incurred but not reported losses. The increase in 2009 is primarily attributable to an increase in actual claims incurred and, as a result, we have also strengthened our case reserves and reserves for incurred but not reported losses in 2009 as compared to 2008. The increase in claims and related reserves is reflective of our increased policies in force and insured exposures. Our policy volume has grown from approximately 23,000 as of March 31, 2008 to approximately 64,000 policies as of March 31, 2009.

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2009 and 2008 of $1.1 million and $1.6 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production of policies, and premium taxes and policy fees. The decrease in 2009 is primarily attributable to a decrease in the commission rate specific to policies assumed from Citizens. The rate applicable to the quarter ended March 31, 2008 was 16% compared to 6% applicable to the quarter ended March 31, 2009. This decrease in assumed commissions was offset in part by increases in our commissions specific to renewal business as such renewal commission rates are generally between 8.5% and 10.0%. We have renewed significantly more policies in 2009 than in 2008. In addition, we experienced increases in our premium taxes and other underwriting expenses in 2009, which are directly attributable to the increase in renewal policy volume.

Other Operating Expenses for the three months ended March 31, 2009 and 2008 were $1,064,000 and $704,000, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The increase is primarily attributable to increases in 2009 for professional services fees, administrative compensation and related benefits, and net other operating expenses of $108,000, $105,000 and 147,000, respectively. The increase attributable to compensation and related benefits relates primarily to new employees hired to manage the increase in our policy volume. As of March 31, 2009, we have 36 employees compared to 14 employees as of March 31, 2008.

Income Taxes for the three months ended March 31, 2009 and 2008 were $3,853,000 and $2,392,000, respectively, for state and federal income taxes resulting in an effective tax rate of 38.0% for 2009 and 37.9% for 2008.

Ratios:

The loss ratio (GAAP basis) applicable to the three months ended March 31, 2009 (loss and loss adjustment expenses related to premiums earned) was 46.99% compared to 21.78% for the three months ended March 31, 2008. The increase in 2009 is primarily attributable to an increase in actual claims incurred and, as a result, we have also strengthened our case reserves and reserves for incurred but not reported losses in 2009 as compared to 2008. The increase in claims and related reserves is reflective of our increased policies in force and insured exposures. Our policy volume has grown from approximately 23,000 as of March 31, 2008 to approximately 64,000 policies as of March 31, 2009.

The expense ratio (GAAP basis) applicable to the three months ended March 31, 2009 (policy acquisition and other underwriting expenses related to premiums earned plus compensation, employee benefits, and other operating expenses) was 10.14% compared to 22.18% for the three months ended March 31, 2008. A portion of our administrative expenses are fixed and do not fluctuate significantly as our revenue increases. Thus, we have experienced an improvement in our expense ratio primarily as a result of our revenue growth over the past year.

The combined loss and expense ratio (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended March 31, 2009 was 57.13% compared to 43.96% for the three months ended March 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our liquidity requirements have been met through issuance of our common stock and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by our insurance subsidiary from premiums earned and investment income.

Our insurance subsidiary requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

We believe that we maintain sufficient liquidity to pay our insurance subsidiary’s claims and expenses, as well as satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims and operating expenses. In addition, as of March 31, 2009, a maximum of $2,963,000 may yet be committed over the next eleven months under our previously announced share repurchase plan.

Cash Flows

Our cash flows from operating, investing and financing activities for the three months ended March 31, 2009 and 2008 are summarized below.

Cash Flows for the Three Months ended March 31, 2009

Net cash provided by operating activities for the three months ended was approximately $4.6 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $6.2 million was primarily the result of our purchase of short-term investments. Net cash used in financing activities totaled $13,000.

Cash Flows for the Three Months ended March 31, 2008

Net cash provided by operating activities for the three months ended March 31, 2008 was approximately $11.6 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $8.0 million was primarily the result of our purchase of short-term investments. We had no financing activities during the three months ended March 31, 2008.

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

We believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, deferred tax assets and liabilities, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 13, 2009. For the three months ended March 31, 2009, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Condensed Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the market risks we previously disclosed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2009.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be party to claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or liquidity.

ITEM 1a – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2009.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

Effective March 18, 2009, our Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan permits the Company to repurchase shares from time to time through March 19, 2010. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the quarter ended March 31, 2009, the Company repurchased and retired a total of 7,061 shares at an average price of $5.19 per share and a total cost, inclusive of fees and commissions, of $37,000, or $5.24 per share, under this authorized repurchase program. The following table provides information with respect to shares repurchased during the quarter ended March 31, 2009:

	(a) Total Number Of Shares Repurchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
Period
January 1-31, 2009	—	—	—	—
February 1-28, 2009	—	—	—	—
March 1-31, 2009	7,061	$5.19	7,061	$2,963,000

Total	7,061	$5.19	7,061

*	All transactions during the quarter ended March 31, 2009 were open-market purchases.

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

Under Florida law, a domestic insurer such as our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. For a three-year period beginning March 30, 2007, our insurance subsidiary, as a newly licensed Florida insurer, is precluded from paying dividends unless approved in advance by the Florida Office of Insurance Regulation. Additionally, Florida statutes preclude our insurance subsidiary from making dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6, 10.7 and 10.21 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	ISO Master Agreement dated November 1, 2007 between Insurance Services Office, Inc. and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	Assumption Agreement dated June 19, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.11	Service Contract for Homeowners Claims Handling dated May 30, 2007, but effective July 1, 2007, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.14	Reinstatement Premium Protection Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.15	Multi-Year Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.17	Assignment of Lease dated July 31, 2007 by Cypress Underwriters, Inc. to Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Voting Agreement among Homeowners Choice, Inc. and certain shareholders, including an amendment terminating the agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.21	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.22	Excess Per Risk Reinsurance Contract effective December 1, 2008 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers.

10.23	Excess Catastrophe Reinsurance Contract effective October 14, 2008 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers.

10.24	Addendum No. 1 to Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

May 14, 2009	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2009	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.