Form 10-Q
period 2009-06-30
Homeowners Choice, Inc.
filed 2009-08-12
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on August 7, 2009 was 6,714,109.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	At June 30, 2009	At December 31, 2008
	(Unaudited)
Assets
Investment in fixed maturity securities, held-to-maturity, at amortized cost (fair value $2,005 at June 30, 2009)	$1,889	—
Short-term investments	35,042	27,582
Cash and cash equivalents	79,950	81,060
Accrued interest and dividends receivable	69	63
Premiums receivable	33,042	5,021
Note receivable	450	450
Ceded reinsurance balances receivable	—	157
Prepaid reinsurance premiums	76	7,122
Deferred policy acquisition costs	12,534	6,292
Property and equipment, net	241	267
Deferred income taxes	2,707	3,563
Other assets	408	412

Total assets	$166,408	131,989

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	23,290	14,763
Unearned premiums	82,683	67,219
Ceded reinsurance balances payable	5,968	6,136
Accrued expenses	5,316	1,535
Income taxes payable	1,649	4,704
Other liabilities	1,143	239

Total liabilities	120,049	94,596

Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,791,411 and 6,892,668 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	—	—
Additional paid-in capital	23,460	23,783
Retained earnings	22,899	13,610

Total stockholders’ equity	46,359	37,393

Total liabilities and stockholders’ equity	$166,408	131,989

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue

Net premiums earned	$19,615	9,818	40,945	20,259
Net investment income	361	381	719	727
Other	376	284	1,011	403

Total revenue	20,352	10,483	42,675	21,389

Expenses

Losses and loss adjustment expenses	12,605	4,173	22,627	6,447
Policy acquisition and other underwriting expenses	1,553	1,334	2,653	2,947
Other operating expenses	1,282	469	2,346	1,172

Total expenses	15,440	5,976	27,626	10,566

Income before income taxes	4,912	4,507	15,049	10,823

Income taxes	1,907	1,694	5,760	4,087

Net income	$3,005	2,813	9,289	6,736

Basic earnings per share	$.44	.54	1.35	1.30

Diluted earnings per share	$.42	.54	1.28	1.30

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$9,289	6,736
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	241	217
Depreciation and amortization	29	7
Loss on disposal of property and equipment	82	—
Deferred income taxes (benefit)	856	(434)
Changes in operating assets and liabilities:
Premiums receivable	(28,021)	(11,394)
Assumed reinsurance balances receivable	—	(966)
Ceded reinsurance balances receivable	157	—
Prepaid reinsurance premiums	7,046	—
Accrued interest and dividends receivable	(6)	(78)
Other assets	4	(668)
Ceded reinsurance balances payable	(168)	(334)
Deferred policy acquisition costs	(6,242)	(2,561)
Losses and loss adjustment expenses	8,527	3,881
Unearned premiums	15,464	16,083
Income taxes payable	(3,055)	1,092
Accrued expenses and other liabilities	4,685	2,216

Net cash provided by operating activities	8,888	13,797

Cash flows from investing activities:
Purchase of property and equipment, net	(85)	(67)
Purchase of fixed maturity securities, net	(1,889)	—
Purchase of short-term investments, net	(7,460)	(11,004)

Net cash used in investing activities	(9,434)	(11,071)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	40	—
Repurchases of common stock	(613)	—
Excess tax benefit from common stock options exercised	9	—

Net cash used in financing activities	(564)	—

Net (decrease) increase in cash and cash equivalents	(1,110)	2,726
Cash and cash equivalents at beginning of period	81,060	15,729

Cash and cash equivalents at end of period	$79,950	18,455

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,950	3,428

Cash paid for interest	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2009

(Dollars in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total

Balance at December 31, 2008	6,892,668	$—	23,783	13,610	37,393
Net income	—	—	—	9,289	9,289
Excess tax benefit from stock options exercised	—	—	9	—	9
Repurchases and retirement of common stock	(117,257)	—	(613)	—	(613)
Exercise of stock options	16,000	—	40	—	40
Stock-based compensation	—	—	241	—	241

Balance at June 30, 2009	6,791,411	$—	23,460	22,899	46,359

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Property & Casualty Insurance Company, Inc., Homeowners Choice Managers, Inc., Southern Administration, Inc., and Claddaugh Casualty Insurance Company, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2009 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K, which was filed with the SEC on March 13, 2009.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss adjustment expenses, ceded reinsurance balances payable, the recoverability of deferred policy acquisition costs, the determination of federal income taxes, and the net realizable value of reinsurance recoverables. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies, continued

Investments in Fixed Maturity Securities

Fixed maturity securities are comprised of corporate bonds. Those fixed maturity securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investment income is recognized as earned and the discount or premium arising from the purchase of fixed maturity securities is amortized using the interest method over the estimated remaining term of the security. In the event the Company purchases available-for-sale securities, such investments are carried at market value as of the balance sheet date. Temporary changes in the fair value of available-for-sale fixed maturity securities are reported in stockholders’ equity as a component of accumulated other comprehensive income, net of deferred income taxes. Realized investment gains and losses are determined using the specific identification method.

When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is deemed to be other-than-temporary, the investment is written down to fair value and the impairment charge is reported as a loss on investments in the condensed consolidated statements of earnings in the period in which the Company makes such determination. The Company considers various factors in determining if a decline in the fair value is other-than-temporary (see Note 3 – “Investments”).

Note 2 – Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The impact of adoption did not have any effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and removes the exception from applying FASB Interpretation No. 46(R). This statement is effective for annual periods beginning after November 15, 2009. Management does not anticipate the pending adoption will have a material effect on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS 167 is effective for annual periods beginning after November 15, 2009. Management does not anticipate the pending adoption will have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)
6

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative, nongovernmental GAAP recognized by FASB except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

Note 3 – Investments

Short-term investments are carried at amortized cost, which approximates fair value. During June 2009, the Company made an initial investment in fixed maturity securities comprised of corporate bonds which mature in 2012. The amortized cost and estimated fair value of these investments, which were classified as held-to-maturity at June 30, 2009, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Corporate bonds, due in 2012	$1,889	116	—	$2,005

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than temporary declines in fair value. The Company considers various factors in determining if a decline in the fair value is other-than-temporary including:

•	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;

•	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;

•	general market conditions and industry or sector specific factors;

•	nonpayment by the issuer of its contractually obligated interest and principal payments; and

•	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

With respect to the investment summarized above, the estimated fair value exceeds the amortized cost of the securities as of June 30, 2009. The Company expects to recover the carrying value of these securities. As such, the Company determined the securities were not impaired at June 30, 2009.

(continued)
7

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Reinsurance

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Premiums Written
Direct	$37,176	18,227	78,333	26,858
Assumed	(1,163)	1,272	(3,918)	14,196

Gross written	36,013	19,499	74,415	41,054
Ceded	(8,999)	(3,190)	(18,005)	(4,711)

Net premiums written	27,014	16,309	56,410	36,343

Premiums Earned
Direct	$14,807	3,234	24,379	4,375
Assumed	13,807	9,774	34,571	20,595

Gross earned	28,614	13,008	58,950	24,970
Ceded	(8,999)	(3,190)	(18,005)	(4,711)

Net premiums earned	$19,615	9,818	40,945	20,259

During the three and six months ended June 30, 2009 and 2008, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At June 30, 2009, prepaid reinsurance premiums related to an individual per risk excess reinsurance treaty. At June 30, 2009, there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of June 30, 2009.

(continued)
8

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 5 – Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$18,659	2,848	14,894	1,688
Less reinsurance recoverables	—	—	(131)	—

Net balance – beginning of period	18,659	2,848	14,763	1,688

Incurred related to:
Current period	13,878	3,997	24,246	6,818
Prior period	(1,273)	176	(1,619)	(371)

Total incurred	12,605	4,173	22,627	6,447

Paid related to:
Current period	(7,727)	(1,310)	(10,006)	(1,866)
Prior period	(247)	(142)	(4,094)	(700)

Total paid	(7,974)	(1,452)	(14,100)	(2,566)

Net balance at end of period	23,290	5,569	23,290	5,569
Plus reinsurance recoverables	—	73	—	73

Balance, end of period	$23,290	5,642	23,290	5,642

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
9

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 6 – Income Taxes

During the three and six months ended June 30, 2009, the Company recorded approximately $1.9 million and $5.8 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 39% and 38%, respectively. During the three and six months ended June 30, 2008, the Company recorded approximately $1.7 million and $4.1 million, respectively, of income tax expense, which resulted in estimated annual effective tax rates of approximately 38%. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items.

Note 7 – Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator -
Net earnings	$3,005	2,813	9,289	6,736

Denominator:
Weighted average shares - basic	6,843	5,182	6,869	5,182
Effect of dilutive securities:
Stock options	396	—	381	—
Shares issuable upon conversion of warrants	—	—	—	—

Weighted average shares - diluted	7,239	5,182	7,250	5,182

Earnings per share–basic	$.44	.54	1.35	1.30

Earnings per share–diluted	$.42	.54	1.28	1.30

For the three and six months ended June 30, 2009, 40,000 options and 1,771,668 warrants to purchase an aggregate of 978,334 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 specific to the options and $9.10 specific to the warrants exceeded the average market price of the Company’s common stock.

(continued)
10

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 – Stockholders’ Equity

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

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan permits the Company to repurchase shares from time to time through March 19, 2010. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three months ended June 30, 2009, the Company repurchased and retired a total of 110,196 shares at an average price of $5.18 per share and a total cost, inclusive of fees and commissions, of $576,000, or $5.22 per share, under this authorized repurchase program. During the three months ended March 31, 2009, the Company repurchased and retired a total of 7,061 shares at an average price of $5.19 per share and a total cost, inclusive of fees and commissions, of $37,000, or $5.24 per share. At June 30, 2009, a total of $2,387,000 is available in connection with this plan.

(continued)
11

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At June 30, 2009, options to purchase 4,810,000 shares are available for grant under the Plan. The options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	1,146,000	$2.66
Exercised	(16,000)	2.50

Outstanding at June 30, 2009	1,130,000	$2.66	8.0 years	$2,943,000

Exercisable at June 30, 2009	786,000	$2.50	8.0 years	$2,122,200

At June 30, 2009, there was approximately $428,000 of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of sixteen (16) months. The total fair value of shares vesting and recognized as compensation expense was approximately $120,000 and $241,000, respectively, for the three and six month periods ended June 30, 2009 and the associated income tax benefit recognized was $43,000 and $86,000, respectively. The intrinsic value of options exercised during the six months ended June 30, 2009 was $42,000 and the income tax benefit recognized was $9,000. The total fair value of shares vesting and recognized as compensation expense was approximately $108,000 and $217,000, respectively, for the three and six month periods ended June 30, 2008 and the associated income tax benefit recognized was $37,000 and $80,000, respectively.

No options were granted during the three and six months ended June 30, 2009 and 2008.

12

Report by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2009, and for the three and six month periods ended June 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2009 and 2008, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2009. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

July 31, 2009

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are premiums, which are reported net of reinsurance costs, and investment income. Our principal expenses are claims from policyholders and policy acquisition and other underwriting expenses. As of June 30, 2009, we had total assets of $166.4 million and stockholders’ equity of $46.4 million. Our net income was approximately $9.3 million, or $1.28 per diluted share, for the six months ended June 30, 2009. Our book value per share increased to $6.83 as of June 30, 2009 compared to $5.43 as of December 31, 2008.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state risk exposure by encouraging private companies to assume policies from Citizens. We currently have approximately 61,000 policies in force, which were assumed in six separate assumption transactions which took place in July 2007, November 2007, February 2008, June 2008,

October 2008, and December 2008 and account for substantially all of our premium revenue since inception. Upon completion of our fifth assumption transaction in October 2008 and based on the policies assumed and related total insured value, we qualified for a reduction in the assumed commissions from 16% to 6% of premiums assumed retroactive to June 2007. This 6% of written premium, which is included in our policy acquisition costs, is retained by Citizens. Our existing policies represent approximately $102 million in annualized premiums.

Citizens requires us to offer renewals on the policies we acquire for a period of three years subsequent to the initial expiration of the assumed policies. We are required to offer these renewals at rates that are equivalent to or less than rates charged by Citizens. The policyholders have the option to renew with us or they may ask their agent to place their coverage with another insurance company. They may also elect to return to Citizens prior to the policy renewal date. We strive to retain these policies by offering competitive rates to our policyholders, which may be below the rates we initially charged in our take-out program.

We face various challenges to implementing our operating and growth strategies. Since we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. To mitigate our risk of such losses, we cede a portion of our exposure to other entities under catastrophe excess of loss reinsurance treaties (see “Recent Developments” below). Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation and supervision of our business by the State of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. Additionally, we compete with large, well-established insurance companies as well as other specialty insurers that, in most cases, possess greater financial resources, larger agency networks, and greater name recognition.

Recent Developments

Effective June 1, 2009, we entered into excess catastrophe reinsurance treaties, which provide approximately $376 million of coverage for aggregate losses and loss adjustment expenses per event during the 2009-2010 hurricane season. We expect to be charged approximately $56 million in annual premiums with respect to these new reinsurance treaties, with such costs to be recognized over the reinsurance treaty period covering June 1, 2009 through May 31, 2010. In comparison, our reinsurance treaties covering the 2008-2009 hurricane season provided $198 million of coverage for aggregate losses and loss adjustment expenses per event at a cost to us of approximately $25 million, which we recognized over the period from June 1, 2008 through May 31, 2009. The increase applicable to 2009-2010 is primarily due to an increase in our total insured values. However, the rise in our reinsurance costs is also due in part to increases in the rates charged by our subscribing reinsurers. As a result, our reinsurance costs are expected to be approximately 54% of gross earned premiums during the period from June 1, 2009 through May 31, 2010 compared to 27% during the same period in 2008-2009. Thus, we expect a decline in our net premiums earned and a corresponding increase in our loss ratio during the remaining months of 2009 as compared to the comparable period in 2008.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Revenue
Net premiums earned	$19,615	9,818	40,945	20,259
Net investment income	361	381	719	727
Other Income	376	284	1,011	403

Total operating revenue	20,352	10,483	42,675	21,389

Operating Expenses
Losses and loss adjustment expenses	12,605	4,173	22,627	6,447
Policy acquisition and other underwriting expenses	1,553	1,334	2,653	2,947
Other operating expenses	1,282	469	2,346	1,172

Total operating expenses	15,440	5,976	27,626	10,566

Income before income taxes	4,912	4,507	15,049	10,823
Income taxes	1,907	1,694	5,760	4,087

Net income	$3,005	2,813	9,289	6,736

Loss Ratio	64.26%	42.50%	55.26%	31.82%
Expense Ratio	14.46%	18.36%	12.21%	20.33%

Combined Ratio	78.72%	60.86%	67.47%	52.15%

Per Share Data:
Basic earnings per share	$.44	.54	1.35	1.30

Diluted earnings per share	$.42	.54	1.28	1.30

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Our results of operations for the three months ended June 30, 2009 reflect net income of $3,005,000, or $.42 earnings per diluted share, compared to net income of $2,813,000, or $.54 earnings per diluted share, for the three months ended June 30, 2008. Our 2008 results of operations include only four assumption transactions whereas our results of operations for the three months ended June 30, 2009 reflect the results of six assumption transactions.

Revenue

Net Premiums Earned of $19.6 million for the three months ended June 30, 2009 reflect the revenue from policies assumed from Citizens in connection with the assumption transactions through December 2008, and the revenue on the renewal of these policies, reduced by the appropriate reinsurance costs. In comparison, net premiums earned of $9.8 million for the three months ended June 30, 2008 reflect only those revenues from policies assumed from Citizens in the assumption transactions and effective policy renewals through June 2008, reduced by the appropriate reinsurance costs. Net Premiums Written during the three months ended June 30, 2009 and 2008 totaled $27.0 million and $16.3 million, respectively.

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

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009	2008
Net Premiums Written	$27,014	16,310
Increase in Unearned Premiums	(7,399)	(6,492)

Net Premiums Earned	$19,615	9,818

Net Investment Income for the three months ended June 30, 2009 and 2008 of $361,000 and $381,000, respectively, primarily relates to our investment in certificates of deposits and money market accounts. While our short-term investments have increased by approximately $7.5 million between June 30, 2008 and June 30, 2009, our investment income has declined slightly as a result of the decrease in short-term interest rates.

Other Income for the three months ended June 30, 2009 and 2008 of $376,000 and $284,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Losses and Loss Adjustment Expenses for the three months ended June 30, 2009 and 2008 of $12.6 million and $4.2 million, respectively, reflects the impact of incurred claims, case reserve strengthening, and development of incurred but not reported losses. The increase in 2009 is primarily attributable to an increase in actual claims incurred and, as a result, we have also strengthened our case reserves and reserves for incurred but not reported losses in 2009 as compared to 2008. The increase in claims and related reserves is reflective of our increased policies in force and insured values. Our policy volume has grown from approximately 20,000 as of June 30, 2008 to approximately 61,000 policies as of June 30, 2009.

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2009 and 2008 of $1.6 million and $1.3 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production of policies, and premium taxes and policy fees. The increase in 2009 is primarily attributable to an increase in our payroll and other underwriting expenses required to manage our volume as we have renewed significantly more policies in 2009 than in 2008. In addition, we experienced increases in our premium taxes and other underwriting expenses in 2009, which are directly attributable to the increase in renewal policy volume. These increases were offset in part by a decrease in commission expense specific to policies assumed from Citizens. The rate applicable to the three months ended June 30, 2008 was 16% compared to 6% applicable to the three months ended June 30, 2009.

Other Operating Expenses for the three months ended June 30, 2009 and 2008 were $1,282,000 and $469,000, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The increase is primarily attributable to increases in 2009 for professional services fees, administrative compensation and related benefits, and net other operating expenses of $449,000, $150,000 and 214,000, respectively. The increase in professional fees primarily relates to our Sarbanes Oxley 404 compliance efforts as well as fees incurred with respect to regulatory filings. The increase attributable to compensation and related benefits relates primarily to new employees hired to manage the increase in our policy volume. As of June 30, 2009, we have 38 employees compared to 18 employees as of June 30, 2008.

Income Taxes for the three months ended June 30, 2009 and 2008 were $1,907,000 and $1,694,000, respectively, for state and federal income taxes resulting in an effective tax rate of 38.8% for 2009 and 37.6% for 2008.

Ratios:

The loss ratio (GAAP basis) applicable to the three months ended June 30, 2009 (loss and loss adjustment expenses related to premiums earned) was 64.26% compared to 42.50% for the three months ended June 30, 2008. The increase in 2009 is primarily attributable to an increase in actual claims incurred and, as a result, we have also strengthened our case reserves and reserves for incurred but not reported losses in 2009 as compared to 2008. The increase in claims and related reserves is reflective of our increased policies in force and insured exposures. Our policy volume has grown from approximately 20,000 as of June 30, 2008 to approximately 61,000 policies as of June 30, 2009.

The expense ratio (GAAP basis) applicable to the three months ended June 30, 2009 (policy acquisition and other underwriting expenses related to premiums earned plus compensation, employee benefits, and other operating expenses) was 14.46% compared to 18.36% for the three months ended June 30, 2008. This decrease is due in part to a decrease in the commission rate specific to policies assumed from Citizens. The rate applicable to the three months ended June 30, 2008 was 16% compared to 6% applicable to the three months ended June 30, 2009. Additionally, we have experienced an improvement in our expense ratio as a result of our revenue growth over the past year as a significant portion of our administrative expenses are fixed and do not fluctuate as our revenue increases.

The combined loss and expense ratio (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended June 30, 2009 was 78.72% compared to 60.86% for the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Our results of operations for the six months ended June 30, 2009 reflect net income of $9,289,000, or $1.28 earnings per diluted share, compared to net income of $6,736,000, or $1.30 earnings per diluted share, for the six months ended June 30, 2008. Our 2008 results of operations include only four assumption transactions whereas our results of operations for the six months ended June 30, 2009 reflect the results of six assumption transactions.

Revenue

Net Premiums Earned of $40.9 million for the six months ended June 30, 2009 reflect the revenue from policies assumed from Citizens in connection with six separate assumption transactions, and the revenue on the renewal of these policies, reduced by the appropriate reinsurance costs. In comparison, net premiums earned of $20.3 million for the six months ended June 30, 2008 reflect only those revenues from policies assumed from Citizens in four assumption transactions and effective policy renewals, reduced by the appropriate reinsurance costs. Net Premiums Written during the six months ended June 30, 2009 and 2008 totaled $56.4 million and $36.3 million, respectively.

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

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Net Premiums Written	$56,409	36,342
Increase in Unearned Premiums	(15,464)	(16,083)

Net Premiums Earned	$40,945	20,259

Net Investment Income for the six months ended June 30, 2009 and 2008 of $719,000 and $727,000, respectively, primarily relates to our investment in certificates of deposits and money market accounts. While our short-term investments have increased by approximately $7.5 million between June 30, 2008 and June 30, 2009, our investment income has declined slightly as a result of the decrease in short-term interest rates.

Other Income for the six months ended June 30, 2009 and 2008 of $1,011,000 and $403,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Losses and Loss Adjustment Expenses for the six months ended June 30, 2009 and 2008 of $22.6 million and $6.4 million, respectively, reflects the impact of incurred claims, case reserve strengthening, and development of incurred but not reported losses. The increase in 2009 is primarily attributable to an increase in actual claims incurred and, as a result, we have also strengthened our case reserves and reserves for incurred but not reported losses in 2009 as compared to 2008. The increase in claims and related reserves is reflective of our increased policies in force and insured values. Our policy volume has grown from approximately 20,000 as of June 30, 2008 to approximately 61,000 policies as of June 30, 2009.

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2009 and 2008 of $2.7 million and $2.9 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production of policies, and premium taxes and policy fees. The decrease in 2009 is primarily attributable to a decrease in our commission expense specific to policies assumed from Citizens. The rate applicable to the six months ended June 30, 2008 was 16% compared to 6% applicable to the six months ended June 30, 2009. This decrease in assumed commissions was offset in part by increases in our commissions specific to renewal business as such renewal commission rates are generally between 8.5% and 10.0%. We have renewed significantly more policies in 2009 than in 2008. In addition, we experienced increases in our premium taxes and other underwriting expenses in 2009, which are directly attributable to the increase in renewal policy volume.

Other Operating Expenses for the six months ended June 30, 2009 and 2008 were $2,346,000 and $1,172,000, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The increase is primarily attributable to increases in 2009 for professional services fees, administrative compensation and related benefits, and net other operating expenses of $527,000, $255,000 and 392,000, respectively. The increase in professional fees primarily relates to our Sarbanes Oxley 404 compliance efforts as well as fees incurred with respect to regulatory filings. The increase attributable to compensation and related benefits relates primarily to new employees hired to manage the increase in our policy volume. As of June 30, 2009, we have 38 employees compared to 18 employees as of June 30, 2008.

Income Taxes for the six months ended June 30, 2009 and 2008 were $5,760,000 and $4,087,000, respectively, for state and federal income taxes resulting in an effective tax rate of 38.3% for 2009 and 37.8% for 2008.

Ratios:

The loss ratio (GAAP basis) applicable to the six months ended June 30, 2009 (loss and loss adjustment expenses related to premiums earned) was 55.26% compared to 31.82% for the six months ended June 30, 2008. The increase in 2009 is primarily attributable to an increase in actual claims incurred and, as a result, we have also strengthened our case reserves and reserves for incurred but not reported losses in 2009 as compared to 2008. The increase in claims and related reserves is reflective of our increased policies in force and insured exposures. Our policy volume has grown from approximately 20,000 as of June 30, 2008 to approximately 61,000 policies as of June 30, 2009.

The expense ratio (GAAP basis) applicable to the six months ended June 30, 2009 (policy acquisition and other underwriting expenses related to premiums earned plus compensation, employee benefits, and other operating expenses) was 12.21% compared to 20.33% for the six months ended June 30, 2008. This decrease is due in part to a decrease in the commission rate specific to policies assumed from Citizens. The rate applicable to the six months ended June 30, 2008 was 16% compared to 6% applicable to the six months ended June 30, 2009. Additionally, we have experienced an improvement in our expense ratio as a result of our revenue growth over the past year as a significant portion of our administrative expenses are fixed and do not fluctuate as our revenue increases.

The combined loss and expense ratio (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the six months ended June 30, 2009 was 67.47% compared to 52.15% for the six months ended June 30, 2008.

Seasonality of Our Business

We expect to experience increases in our losses and loss adjustment expenses during the period from June 1 through November 30 each year as this is typically the period during which hurricanes and other tropical storms occur. As a result of such seasonal variations in our reported losses, we anticipate our operating profits during the period from June 1 through November 30 each year may be negatively impacted by an increase in losses and loss adjustment expenses. Conversely, we expect more favorable operating results during the period from December 1 through May 31 each year.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our liquidity requirements have been met through issuance of our common stock and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by our insurance subsidiary from premiums written and investment income.

Our insurance subsidiary requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

We believe that we maintain sufficient liquidity to pay our insurance subsidiary’s claims and expenses, as well as satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims and operating expenses. In addition, as of June 30, 2009, a maximum of $2,387,000 may yet be committed over the next eight months under our previously announced share repurchase plan.

Cash Flows

Our cash flows from operating, investing and financing activities for the six months ended June 30, 2009 and 2008 are summarized below.

Cash Flows for the Six Months ended June 30, 2009

Net cash provided by operating activities for the six months ended June 30, 2009 was approximately $8.9 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $9.4 million was primarily the result of our purchase of short-term investments totaling $7.5 million plus $1.9 million used to purchase fixed maturity securities. Net cash used in financing activities totaled $564,000 of which $613,000 was used for our share repurchase program offset by $49,000 from the exercise of common stock options.

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

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. We have historically invested substantially all of our excess cash primarily in money market accounts and certificates of deposit (i.e., CDs) that generally mature in no more than thirteen months.

We recently added investments in corporate bonds and other fixed maturity securities to our investment portfolio. Such investments include securities that will be held-to-maturity and, also, certain investments that are available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value while fixed maturities classified as held-to-maturity are carried at amortized cost. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments, creating the opportunity for realized investment gains on disposition.

With the exception of large national banks, it is our current policy not to maintain cash deposits of more than an aggregate of $5.5 million in any one bank at any time. In the future, we may alter our investment policy to include or increase investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments to develop amounts reflected and disclosed in our financial statements. Material estimates that are particularly susceptible to significant change in the near term are related to our losses and loss adjustment expenses (“Reserves”), which include amounts estimated for claims incurred but not yet reported. Reserves are determined by establishing liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such Reserves are determined based on our assessment of claims reported and the development of pending claims. These Reserves are based on individual case estimates for the reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported (“IBNR”). Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are adjusted.

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2009, $8.4 million of the total $23.3 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $14.9 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. Of this amount, $3.9 million relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at June 30, 2009 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, deferred tax assets and liabilities, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 13, 2009. For the three months ended June 30, 2009, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

Effective March 18, 2009, our Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan permits the Company to repurchase shares from time to time through March 19, 2010. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the quarter ended June 30, 2009, the Company repurchased and retired a total of 110,196 shares at an average price of $5.18 per share and a total cost, inclusive of fees and commissions, of $576,000, or $5.22 per share, under this authorized repurchase program. The following table provides information with respect to shares repurchased during the quarter ended June 30, 2009:

	(a) Total Number Of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
Period
April 1-30, 2009	37,855	$5.14	37,855	$2,767,000
May 1-31, 2009	34,044	5.17	34,044	2,589,000
June 1-30, 2009	38,297	5.21	38,297	2,387,000

Total	110,196	$5.18	110,196

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Shareholders on May 21, 2009. The only matter voted upon at the meeting was the election of three Class A directors. Francis X. McCahill, III, Martin A. Traber and Garth A. Vernon were elected at the meeting. The terms of office of the following directors continued after the meeting: George Apostolou, Sanjay Madhu, Paresh Patel, Krishna Persaud, Gregory Politis and Anthony Saravanos.

Set forth below is the number of votes cast for each nominee as well as abstentions.

	For	Abstain

Francis X. McCahill, III	5,720,697	4,839

Martin A. Traber	5,720,697	4,839

Garth A. Vernon	5,720,697	4,839

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6, 10.7 and 10.21 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	ISO Master Agreement dated November 1, 2007 between Insurance Services Office, Inc. and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	Assumption Agreement dated June 19, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.11	Service Contract for Homeowners Claims Handling dated May 30, 2007, but effective July 1, 2007, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2009 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2009 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers.

10.15	Multi-Year Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.17	Form of indemnification agreement for our officers and directors.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.21	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.22	Excess Per Risk Reinsurance Contract effective December 1, 2008 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 14, 2009.

10.23	Excess Catastrophe Reinsurance Contract effective October 14, 2008 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 14, 2009.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

August 12, 2009	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2009	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.