Form 10-Q
period 2009-09-30
Homeowners Choice, Inc.
filed 2009-11-12
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on November 9, 2009 was 6,484,814.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	At September 30,	At December 31,
	2009	2008
	(Unaudited)
Assets
Investment in fixed maturity securities, held-to-maturity, at amortized cost (fair value $2,136 at September 30, 2009)	$1,898	–
Investments in fixed maturity securities, available-for-sale, at fair value (amortized cost $19,715 at September 30, 2009)	19,954	–
Short-term investments	28,052	27,582
Cash and cash equivalents	61,102	81,060
Accrued interest and dividends receivable	187	63
Premiums receivable	18,360	5,021
Note receivable	–	450
Reinsurance balances receivable	–	157
Prepaid reinsurance premiums	1,867	7,122
Deferred policy acquisition costs	11,339	6,292
Property and equipment, net	346	267
Deferred income taxes	2,361	3,563
Income taxes receivable	84	–
Other assets	335	412

Total assets	$145,885	131,989

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	21,732	14,763
Unearned premiums	73,361	67,219
Reinsurance balances payable	–	6,136
Accrued expenses	4,222	1,535
Income taxes payable	–	4,704
Other liabilities	582	239

Total liabilities	99,897	94,596

Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	–	–
Common stock, (no par value, 40,000,000 shares authorized, 6,581,265 and 6,892,668 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	–	–
Additional paid-in capital	22,128	23,783
Retained earnings	23,713	13,610
Accumulated other comprehensive income	147	–

Total stockholders’ equity	45,988	37,393

Total liabilities and stockholders’ equity	$145,885	131,989

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue

Net premiums earned	$12,011	8,051	52,956	28,309
Net investment income	516	425	1,236	1,152
Other	254	189	1,264	591

Total revenue	12,781	8,665	55,456	30,052

Expenses

Losses and loss adjustment expenses	6,650	4,565	29,277	11,011
Policy acquisition and other underwriting expenses	3,430	1,421	5,670	4,163
Other operating expenses	1,365	1,353	4,124	2,730

Total expenses	11,445	7,339	39,071	17,904

Income before income taxes	1,336	1,326	16,385	12,148

Income taxes	521	524	6,282	4,610

Net income	$815	802	10,103	7,538

Basic earnings per share	$.12	.13	1.48	1.36

Diluted earnings per share	$.11	.12	1.40	1.33

Dividends per share	$–	–	–	–

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,103	7,538
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	363	344
Depreciation and amortization	53	17
Amortization of discounts on investments in fixed maturity securities	(36)	–
Loss on disposal of property and equipment	107	1
Deferred income taxes (benefit)	1,110	(508)
Changes in operating assets and liabilities:
Premiums receivable	(13,339)	(9,632)
Reinsurance balances receivable	–	(2,830)
Assumed reinsurance balances receivable	–	(497)
Reinsurance balances receivable	157	–
Prepaid reinsurance premiums	5,255	–
Accrued interest and dividends receivable	(124)	5
Other assets	77	(182)
Reinsurance balances payable	(6,136)	(1,893)
Deferred policy acquisition costs	(5,047)	(2,261)
Losses and loss adjustment expenses	6,969	5,635
Unearned premiums	6,142	14,419
Income taxes payable	(4,788)	(1,418)
Accrued expenses and other liabilities	3,030	1,450

Net cash provided by operating activities	3,896	10,188

Cash flows from investing activities:
Purchase of property and equipment, net	(239)	(221)
Repayment of note receivable	450	–
Proceeds from sale of office equipment	–	2
Purchase of fixed maturity securities, net	(22,439)	–
Proceeds from sale of fixed maturity securities	862	–
Purchase of short-term investments, net	(470)	(9,327)

Net cash used in investing activities	(21,836)	(9,546)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	–	9,798
Proceeds from the exercise of common stock options	40	–
Repurchases of common stock	(2,067)	–
Excess tax benefit from common stock options exercised	9	–

Net cash (used in) provided by financing activities	(2,018)	9,798

Net (decrease) increase in cash and cash equivalents	(19,958)	10,440
Cash and cash equivalents at beginning of period	81,060	15,729

Cash and cash equivalents at end of period	$61,102	26,169

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,950	6,537

Cash paid for interest	$–	–

Non-cash investing activity -
Unrealized gain on investments in fixed maturity securities, available for sale, net of tax	$147	–

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2009

(Unaudited)

(Dollars in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Change in Other Comprehensive Income	Total
	Shares	Amount

Balance at December 31, 2008	6,892,668	$–	23,783	13,610	–	37,393

Net income	–	–	–	10,103	–	10,103
Change in unrealized gain on available-for-sale securities, net of taxes	–	–	–	–	147	147

Comprehensive income						10,250
Excess tax benefit from stock options exercised	–	–	9	–	–	9
Repurchases and retirement of common stock	(327,403)	–	(2,067)	–	–	(2,067)
Exercise of stock options	16,000	–	40	–	–	40
Stock-based compensation	–	–	363	–	–	363

Balance at September 30, 2009	6,581,265	$–	22,128	23,713	147	45,988

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Property & Casualty Insurance Company, Inc., Homeowners Choice Managers, Inc., Southern Administration, Inc., and Claddaugh Casualty Insurance Company, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2009 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K, which was filed with the SEC on March 13, 2009.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies, continued

Investments in Fixed Maturity Securities

The Company’s available-for-sale securities are carried at fair value as of the balance sheet date. Temporary changes in the fair value of available-for-sale fixed maturity securities are reported in stockholders’ equity as a component of accumulated other comprehensive income, net of deferred income taxes. Realized investment gains and losses are determined using the specific identification method. Those fixed maturity securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investment income is recognized as earned and the discount or premium arising from the purchase of fixed maturity securities is amortized using the interest method over the estimated remaining term of the security.

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

Note 2 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards CodificationTM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. ASU 2009-03 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99. ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities. ASU 2009-04 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.)	A valuation that uses:

a.	The quoted price of the identical liability when traded as an asset.

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.

2.)	Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for the first reporting period beginning after issuance. The adoption of ASU 2009-5 will not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-06 (“ASU 2009-06”), Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing 1.) whether income taxes paid by an entity are attributable to the entity or its owners, 2.) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and 3.) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities. ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities. The guidance and disclosure amendments are effective for interim and annual periods ending after September 15, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Accounting for Various Topics. ASU 2009-07 represents technical corrections to various topics containing SEC guidance based on external comments received. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-08 (“ASU 2009-08”), Earnings Per Share. ASU 2009-08 represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-09 (“ASU 2009-09”), Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. ASU 2009-09 represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. Additionally, this ASU adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

In September 2009, the FASB issued Accounting Standards Update No. 2009-10 (“ASU 2009-10”), Financial Services – Brokers and Dealers: Investments – Other, Amendment to Subtopic 940-325. ASU 2009-10 codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-11 (“ASU 2009-11”), Extractive Activities – Oil and Gas, Amendment to Section 932-10-S99. ASU 2009-11 represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share. This ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update. The amendments in this update are effective for interim and annual periods after December 15, 2009. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit when those arrangements are within the scope of Subtopic 605-25. The amendments in this update establish a selling price hierarchy for determining a selling price of a deliverable. The amendments also require the vendor to determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”), Software (Topic 985), Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue recognition guidance in Subtopic 985-605. The amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. Vendors impacted by the amendments in this update are required to provide disclosures that are included within the amendments in Update 2009-13. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (“ASU 2009-15”), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, which formally incorporates provisions of the FASB Emerging Issues Task Force 09-1 (“EITF 09-1). EITF 09-01 was ratified by the FASB in July 2009 and applies to equity-classified share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing. The new guidance addresses how to account for the share-lending arrangement and the effect, if any, that the loaned shares have on earnings-per-share calculations. The new guidance is effective for share lending arrangements entered into on or after June 15, 2009. The adoption of ASU 2009-15 will not have a material effect on the Company’s consolidated financial condition or results of operations.

Note 3 – Investments

Short-term investments are carried at amortized cost, which approximates fair value. During June 2009, the Company made an initial investment in fixed maturity securities comprised of corporate bonds which mature in 2012. The amortized cost and estimated fair value of these investments, which were classified as held-to-maturity at September 30, 2009, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Corporate bonds, due in 2012	$1,898	238	–	$2,136

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Investments, continued

During the quarter ended September 30, 2009, the Company added available-for-sale, fixed maturity securities to its investment portfolio comprised of U.S. Treasury notes and commercial mortgage-backed securities, all of which are carried at fair value. At September 30, 2009, the amortized cost, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities, by security type and contractual maturity, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. Treasury notes, due in 2019	$14,706	56	–	14,762
Commercial mortgage-backed securities*	5,009	183	–	5,192

Total	$19,715	239	–	$19,954

*	At September 30, 2009, the Company has six separate investments in commercial mortgage-backed securities with effective maturities ranging from October 2011 through November 2016.

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

At September 30, 2009, there were no unrealized loss positions and the Company believes there were no fundamental issues such as credit losses with any of its securities. As such, the Company does not consider any of its investments in fixed maturity securities to be other-than-temporarily impaired at September 30, 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Fair Value Measurements

Fair values of the Company’s available-for-sale fixed maturity securities are determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

The fair values for fixed maturity securities that do not trade on a daily basis are determined by management, utilizing prices obtained from an independent pricing service and information provided by brokers. Management reviews the assumptions and methods utilized by the pricing service and then compares the relevant data and pricing to broker-provided data. The Company gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through ongoing monitoring of the reported fair values.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets.

Level 2 – Other inputs that are observable for the asset, either directly or indirectly.

Level 3 – Inputs that are unobservable.

The following table presents information about the Company’s available-for-sale fixed maturity securities measured at fair value as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009

Fixed maturity securities, available-for-sale	$14,762	5,192	–	19,954

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Reinsurance

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Premiums Written
Direct	$16,370	10,536	94,704	37,394
Assumed	(489)	(359)	(4,407)	13,837

Gross written	15,881	10,177	90,297	51,231
Ceded	(13,193)	(3,966)	(31,199)	(8,677)

Net premiums written	2,688	6,211	59,098	42,554

Premiums Earned
Direct	$20,310	1,089	44,690	5,464
Assumed	4,894	10,928	39,465	31,522

Gross earned	25,204	12,017	84,155	36,986
Ceded	(13,193)	(3,966)	(31,199)	(8,677)

Net premiums earned	$12,011	8,051	52,956	28,309

During the three and nine months ended September 30, 2009, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At September 30, 2009, prepaid reinsurance premiums related to an individual per risk excess reinsurance treaty. At September 30, 2009, there were no amounts recoverable from reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of September 30, 2009. During the three and nine months ended September 30, 2008, the recoverables pertaining to reinsurance contracts that were deducted from losses incurred amounted to approximately $102,000 and $175,000, respectively, and related to one non-catastrophic event.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 6 – Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance, beginning of period	$23,290	5,642	14,894	1,688
Less reinsurance recoverables	–	–	(131)	–

Net balance – beginning of period	23,290	5,642	14,763	1,688

Incurred related to:
Current period	8,616	4,311	32,862	11,128
Prior period	(1,966)	254	(3,585)	(117)

Total incurred	6,650	4,565	29,277	11,011

Paid related to:
Current period	(5,516)	(2,875)	(15,522)	(4,740)
Prior period	(2,692)	(195)	(6,786)	(895)

Total paid	(8,208)	(3,070)	(22,308)	(5,635)

Net balance at end of period	21,732	7,137	21,732	7,064
Plus reinsurance recoverables	–	186	–	259

Balance, end of period	$21,732	7,323	21,732	7,323

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 7 – Income Taxes

During the three and nine months ended September 30, 2009, the Company recorded approximately $0.5 million and $6.3 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 39% and 38%, respectively. During the three and nine months ended September 30, 2008, the Company recorded approximately $0.5 million and $4.6 million, respectively, of income tax expense, which resulted in estimated annual effective tax rates of approximately 40% and 38%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items.

Note 8 – Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator -
Net earnings	$815	802	10,103	7,538

Denominator:
Weighted average shares - basic	6,698	6,305	6,811	5,559
Effect of dilutive securities:
Stock options	482	344	418	91
Shares issuable upon conversion of warrants	–	–	–	–

Weighted average shares - diluted	7,180	6,649	7,229	5,650

Earnings per share–basic	$.12	.13	1.48	1.36

Earnings per share–diluted	$.11	.12	1.40	1.33

For the three and nine months ended September 30, 2009, 40,000 options and 1,771,668 warrants to purchase an aggregate of 978,334 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 specific to the options and $9.10 specific to the warrants exceeded the average market price of the Company’s common stock. For the three and nine months ended September 30, 2008, 40,000 options and 1,833,334 warrants to purchase an aggregate of 1,040,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 specific to the options and $9.10 specific to the warrants exceeded the average market price of the Company’s common stock.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 – Stockholders’ Equity

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

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan permits the Company to repurchase shares from time to time through March 19, 2010. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three months ended September 30, 2009, the Company repurchased and retired a total of 210,146 shares at an average price of $6.87 per share and a total cost, inclusive of fees and commissions, of $1,454,000, or $6.92 per share, under this authorized repurchase program. During the nine months ended September 30, 2009, the Company repurchased and retired a total of 327,403 shares at an average price of $6.26 per share and a total cost, inclusive of fees and commissions, of $2,067,000, or $6.31 per share. At September 30, 2009, a total of $933,000 is available in connection with this plan.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 – Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$815	802	10,103	7,538

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the period	$239	–	239	–
Deferred income taxes on above change	(92)	–	(92)	–

Total other comprehensive income	147	–	147	–

Comprehensive income	$962	802	10,250	7,538

Note 11 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At September 30, 2009, options to purchase 4,810,000 shares are available for grant under the Plan. The options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	1,146,000	$2.66
Exercised	(16,000)	2.50

Outstanding at September 30, 2009	1,130,000	$2.66	7.7 years	$6,283

Exercisable at September 30, 2009	859,334	$2.57	7.7 years	$4,855

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 11 – Stock-Based Compensation, continued

At September 30, 2009, there was approximately $306,000 of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of fifteen (15) months. The total fair value of shares vesting and recognized as compensation expense was approximately $122,000 and $363,000, respectively, for the three and nine month periods ended September 30, 2009 and the associated income tax benefit recognized was $35,000 and $120,000, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2009 was $42,000 and the income tax benefit recognized was $9,000. The total fair value of shares vesting and recognized as compensation expense was approximately $127,000 and $344,000, respectively, for the three and nine month periods ended September 30, 2008 and the associated income tax benefit recognized was $45,000 and $125,000, respectively.

No options were granted during the three and nine months ended September 30, 2009. A total of 40,000 options were granted during the three and nine months ended September 30, 2008 at a weighted average grant-date fair value of $2.95 per share.

Note 12 – Subsequent Events

Management has evaluated events occurring subsequent to the balance sheet date through November 12, 2009 (the financial statement issuance date) and has determined there are no events requiring additional disclosure in these unaudited condensed consolidated financial statements.

Report by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2009, and for the three and nine month periods ended September 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of September 30, 2009, the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2009 and 2008, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 12, 2009

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are premiums, which are reported net of reinsurance costs, and investment income. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of September 30, 2009, we had total assets of $145.9 million and stockholders’ equity of $46.0 million. Our net income was approximately $10.1 million, or $1.40 per diluted share, for the nine months ended September 30, 2009. Our book value per share increased to $6.99 as of September 30, 2009 compared to $5.43 as of December 31, 2008.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state risk exposure by encouraging private companies to assume policies from Citizens. We currently have approximately 53,000 policies in force, which were assumed in six separate assumption transactions which took place in July 2007, November 2007, February 2008, June 2008, October 2008, and December 2008 and account for substantially all of our premium revenue since inception. Upon completion of our fifth assumption transaction in October 2008 and based on the policies assumed and related total insured value, we qualified for a reduction in the assumed commissions from 16% to 6% of premiums assumed retroactive to June 2007. This 6% of written premium, which is included in our policy acquisition costs, is retained by Citizens. Our current policies in force represent approximately $100 million in annualized premiums.

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

We face various challenges to implementing our operating and growth strategies. Since we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. To mitigate our risk of such losses, we cede a portion of our exposure to other entities under catastrophe excess of loss reinsurance treaties. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation and supervision of our business by the State of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. Additionally, we compete with large, well-established insurance companies as well as other specialty insurers that, in most cases, possess greater financial resources, larger agency networks, and greater name recognition.

Recent Developments

Effective October 23, 2009, we received authorization from Citizens to assume up to 60,000 additional policies beginning with a maximum of 30,000 policies in December 2009.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Revenue
Net premiums earned	$12,011	8,051	52,956	28,309
Net investment income	516	425	1,236	1,152
Other Income	254	189	1,264	591

Total operating revenue	12,781	8,665	55,456	30,052

Operating Expenses
Losses and loss adjustment expenses	6,650	4,565	29,277	11,011
Policy acquisition and other underwriting expenses	3,430	1,421	5,670	4,163
Other operating expenses	1,365	1,353	4,124	2,730

Total operating expenses	11,445	7,339	39,071	17,904

Income before income taxes	1,336	1,326	16,385	12,148
Income taxes	521	524	6,282	4,610

Net income	$815	802	10,103	7,538

Loss Ratio	55.36%	56.70%	55.29%	38.90%
Expense Ratio	39.92%	34.46%	18.50%	24.35%

Combined Ratio	95.28%	91.16%	73.79%	63.25%

Per Share Data:
Basic earnings per share	$.12	.13	1.48	1.36

Diluted earnings per share	$.11	.12	1.40	1.33

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Our results of operations for the three months ended September 30, 2009 reflect net income of $815,000, or $.11 earnings per diluted share, compared to net income of $802,000, or $.12 earnings per diluted share, for the three months ended September 30, 2008. Our 2008 results of operations include only four assumption transactions whereas our results of operations for the three months ended September 30, 2009 reflect the results of six assumption transactions.

Revenue

Net Premiums Earned of $12.0 million for the three months ended September 30, 2009 reflect the revenue from policies assumed from Citizens in connection with the assumption transactions through December 2008, and the revenue on the renewal of these policies, reduced by the appropriate reinsurance costs. In comparison, net premiums earned of $8.1 million for the three months ended September 30, 2008 reflect only those revenues from policies assumed from Citizens in the assumption transactions and effective policy renewals through September 2008, reduced by the appropriate reinsurance costs. During the three months ended September 30, 2009 and 2008, our gross written premiums totaled $15.9 million and $10.2 million, respectively. This increase in premium was offset by an increase in our ceded reinsurance premiums, which totaled $13.2 million and $4.0 million for the three months ended September 30, 2009 and 2008, respectively. As a result, our Net Premiums Written during the three months ended September 30, 2009 and 2008 totaled $2.7 million and $6.2 million, respectively.

Net Premiums Written represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009	2008

Net Premiums Written	$2,688	6,211
Decrease in Unearned Premiums	9,323	1,840

Net Premiums Earned	$12,011	8,051

Net Investment Income for the three months ended September 30, 2009 and 2008 was $516,000 and $425,000, respectively. There were no other than temporary impairments recorded during the three months ended September 30, 2009 and 2008. The $91,000 increase in total investment income is primarily due to interest income received from our investments in fixed maturity securities, which were added to our investment portfolio during 2009, offset by a reduction in interest income with respect to our short-term investments due to a decline in short-term interest rates.

Other Income for the three months ended September 30, 2009 and 2008 of $254,000 and $189,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $6.7 million and $4.6 million, respectively, during the three months ended September 30, 2009 and 2008. The $2.1 million increase during 2009 is primarily attributable to the increased claim activity resulting from the increase in policies in force. Our policies in force grew from approximately 20,000 as of September 30, 2008 to approximately 53,000 as of September 30, 2009 as a result of the October and December 2008 assumption transactions. This increase in policy count has resulted in an increase in the number of reported losses for the 2009 accident year, which results in an increase in the case reserves carried in our financial statements. Our losses and loss adjustment expense reserves are more fully described below under the “Expenses” comparative for the nine months ended September 30, 2009 and 2008 and, additionally, under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2009 and 2008 of $3.4 million and $1.4 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production of policies, and premium taxes and policy fees. The increase in 2009 is primarily attributable to an increase in our payroll and other underwriting expenses reflective of our policy growth. In addition, we experienced increases in our premium taxes and other underwriting expenses in 2009, which are directly attributable to the increase in renewal policy volume.

Other Operating Expenses for the three months ended September 30, 2009 and 2008 were $1.4 million for each period. Other operating expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. Our compensation and related benefits expense increased by $66,000 during 2009. However, this increase was offset by reductions in other areas.

Income Taxes for the three months ended September 30, 2009 and 2008 were $521,000 and $524,000, respectively, for state and federal income taxes resulting in an effective tax rate of 39.0% for 2009 and 39.5% for 2008.

Ratios:

The loss ratio applicable to the three months ended September 30, 2009 (loss and loss adjustment expenses related to premiums earned) was 55.4% compared to 56.7% for the three months ended September 30, 2008. The decrease in 2009 is primarily attributable to favorable development in our reserves related to the 2008 and 2007 accident years. However, this decrease in our losses and loss adjustment expenses was offset in part by the impact of reinsurance costs, which have increased significantly in 2009, having a negative impact on our net premiums earned.

The expense ratio applicable to the three months ended September 30, 2009 (policy acquisition and other underwriting expenses related to premiums earned plus compensation, employee benefits, and other operating expenses) was 39.9% compared to 34.5% for the three months ended September 30, 2008. This increase is due to increases in various policy acquisition and other underwriting expenses described above.

The combined loss and expense ratio is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended September 30, 2009 was 95.3% compared to 91.2% for the three months ended September 30, 2008.

Comparison of the Nine months ended September 30, 2009 to the Nine months Ended September 30, 2008

Our results of operations for the nine months ended September 30, 2009 reflect net income of $10.1 million, or $1.40 earnings per diluted share, compared to net income of $7.5 million, or $1.33 earnings per diluted share, for the nine months ended September 30, 2008. Our 2008 results of operations include only four assumption transactions whereas our results of operations for the nine months ended September 30, 2009 reflect the results of six assumption transactions.

Revenue

Net Premiums Earned of $53.0 million for the nine months ended September 30, 2009 reflect the revenue from policies assumed from Citizens in connection with six separate assumption transactions, and the revenue on the renewal of these policies, reduced by the appropriate reinsurance costs. In comparison, net premiums earned of $28.3 million for the nine months ended September 30, 2008 reflect only those revenues from policies assumed from Citizens in four assumption transactions and effective policy renewals, reduced by the appropriate reinsurance costs. Net Premiums Written during the nine months ended September 30, 2009 and 2008 totaled $59.1 million and $42.6 million, respectively.

Net Premiums Written represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008

Net Premiums Written	$59,098	42,554
Increase in Unearned Premiums	(6,142)	(14,245)

Net Premiums Earned	$52,956	28,309

Net Investment Income for the nine months ended September 30, 2009 and 2008 was $1,236,000 and $1,152,000, respectively. There were no other than temporary impairments recorded during the nine months ended September 30, 2009 and 2008. The $84,000 increase in total investment income is primarily due to interest income received from our investments in fixed maturity securities, which were added to our investment portfolio during 2009, offset by a reduction in interest income with respect to our short-term investments due to a decline in short-term interest rates.

Other Income for the nine months ended September 30, 2009 and 2008 of $1,264,000 and $591,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $29.3 million and $11.0 million, respectively, during the nine months ended September 30, 2009 and 2008. The $18.3 million increase during 2009 is primarily attributable to the increased claim activity resulting from the increase in policies in force. Our policies in force grew from approximately 20,000 as of September 30, 2008 to approximately 53,000 as of September 30, 2009 as a result of the October and December 2008 assumption transactions.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $14.8 million at December 31, 2008 to $21.7 million at September 30, 2009. The $6.9 million increase in our Reserves during 2009 is comprised of a $17.5 million increase specific to the nine months ended September 30, 2009 offset by a reduction of $10.0 million and $0.6 million in our Reserves for 2008 and 2007, respectively. The $17.5 million increase in our Reserves for 2009 claims is due to the increase in our policy volume, which resulted in an increase in the amount of reported losses in 2009 and caused us to strengthen our Reserves for 2009 cases. The decrease of $10.6 million specific to our 2008 and 2007 accident-year Reserves is due to favorable development arising from lower than expected losses during 2009 relative to expectations used to establish our Reserve estimates at the end of 2008. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2009 and 2008 of $5.7 million and $4.2 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production of policies, and premium taxes and policy fees. The increase in 2009 is primarily attributable to an increase in our payroll and other underwriting expenses required to manage our policies in force as we have renewed significantly more policies in 2009 than in 2008. In addition, we experienced increases in our premium taxes and other underwriting expenses in 2009, which are directly attributable to the increase in renewal policies.

Other Operating Expenses for the nine months ended September 30, 2009 and 2008 were $4.1 million and $2.7 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $1.4 million increase is primarily attributable to increases in 2009 for professional services fees, administrative compensation and related benefits, and net other operating expenses of $560,000, $460,000 and $370,000, respectively. The increase in professional fees primarily relates to our Sarbanes Oxley 404 compliance efforts as well as fees incurred with respect to regulatory filings. The increase attributable to compensation and related benefits relates primarily to new employees hired to manage the increase in our policy volume. As of September 30, 2009, we have 51 employees compared to 22 employees as of September 30, 2008.

Income Taxes for the nine months ended September 30, 2009 and 2008 were $6.3 million and $4.6 million, respectively, for state and federal income taxes resulting in an effective tax rate of 38.3% for 2009 and 38.0% for 2008.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2009 (loss and loss adjustment expenses related to premiums earned) was 55.3% compared to 38.9% for the nine months ended September 30, 2008. The increase in 2009 is primarily attributable to an increase in actual claims incurred and, as a result, we have also strengthened our case reserves and reserves for incurred but not reported losses in 2009 as compared to 2008. The increase in claims and related reserves is reflective of our increased policies in force and insured exposures. Our policy volume has grown from approximately 20,000 as of September 30, 2008 to approximately 53,000 policies as of September 30, 2009. In addition, our loss ratio was negatively impacted by a significant increase in our reinsurance costs, which reduced our net premiums earned.

The expense ratio applicable to the nine months ended September 30, 2009 (policy acquisition and other underwriting expenses related to premiums earned plus compensation, employee benefits, and other operating expenses) was 18.5% compared to 24.4% for the nine months ended September 30, 2008. This decrease is due in part to a decrease in the commission rate specific to policies assumed from Citizens. The rate applicable to the nine months ended September 30, 2008 was 16% compared to 6% applicable to the nine months ended September 30, 2009. Additionally, we have experienced an improvement in our expense ratio as a result of our revenue growth over the past year as a significant portion of our administrative expenses are fixed and do not fluctuate as our revenue increases.

The combined loss and expense ratio is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the nine months ended September 30, 2009 was 73.8% compared to 63.3% for the nine months ended September 30, 2008.

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

In the future, we anticipate our primary use of funds will be to pay claims and operating expenses. In addition, as of September 30, 2009, a maximum of $933,000 may yet be committed over the next five months under our previously announced share repurchase plan.

Cash Flows

Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 and 2008 are summarized below.

Cash Flows for the Nine months ended September 30, 2009

Net cash provided by operating activities for the nine months ended September 30, 2009 was approximately $3.9 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $21.8 million was primarily due to our purchase of various fixed maturity securities and short-term investments. Additionally, we used $239,000 to purchase property and equipment. These amounts were offset by our receipt of $450,000 upon repayment of the note receivable and $862,000 from the sale of one investment. Net cash used in financing activities totaled $2.0 million, which was primarily due to $2.1 million used for our share repurchase program offset by $49,000 from the exercise of common stock options.

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

We recently added investments in U.S. Treasury notes, commercial mortgage-backed securities, and corporate bonds to our investment portfolio. Such investments include securities that will be held-to-maturity and, also, certain investments that are available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value while fixed maturities classified as held-to-maturity are carried at amortized cost. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments, creating the opportunity for realized investment gains on disposition.

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

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2009, $7.8 million of the total $21.7 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $13.9 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At September 30, 2009, $3.2 million of the $13.9 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at September 30, 2009 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, deferred tax assets and liabilities, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 13, 2009. For the three months ended September 30, 2009, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Effective March 18, 2009, our Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan permits the Company to repurchase shares from time to time through March 19, 2010. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the quarter ended September 30, 2009, the Company repurchased and retired a total of 210,146 shares at an average price of $6.87 per share and a total cost, inclusive of fees and commissions, of $1,454,000, or $6.92 per share, under this authorized repurchase program. The following table provides information with respect to shares repurchased during the quarter ended September 30, 2009:

Period	(a) Total Number Of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1-31, 2009	51,850	6.34	51,850	$2,056,000
August 1-31, 2009	89,787	6.67	89,787	1,452,000
September 1-30, 2009	68,509	7.53	68,509	933,000

Total	210,146	$6.87	210,146

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

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6, 10.7 and 10.21 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	ISO Master Agreement dated November 1, 2007 between Insurance Services Office, Inc. and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	Assumption Agreement dated June 19, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.11	Service Contract for Homeowners Claims Handling dated May 30, 2007, but effective July 1, 2007, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2009 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2009 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.15	Multi-Year Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.21	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.22	Excess Per Risk Reinsurance Contract effective December 1, 2008 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 14, 2009.

10.23	Excess Catastrophe Reinsurance Contract effective October 14, 2008 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 14, 2009.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

November 12, 2009	By	/S/ FRANCIS X. MCCAHILL III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2009	By	/S/ RICHARD R. ALLEN
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.