Form 10-K
period 2009-12-31
Homeowners Choice, Inc.
filed 2010-03-30
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 229.10(f)(1) of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $28,278,697.

The number of shares outstanding of the registrant’s common stock, no par value, on March 24, 2010 was 6,215,293.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2010 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

We file annual, quarterly, and current reports with the Securities and Exchange Commission (“SEC”). These filings are accessible free of charge on our website, www.hcpci.com (click “SEC filings” at the “Investors” tab), as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, which you can access via the SEC’s website at www.sec.gov. In addition, these filings are accessible at the SEC’s Public Reference Room, which is located at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

As of December 31, 2009 and 2008, we had total assets of $137.9 million and $132.0 million, respectively, and stockholders’ equity of $45.4 million and $37.4 million, respectively. Our net income was approximately $10.9 million and $12.7 million, respectively, for the years ended December 31, 2009 and 2008.

Company History

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. We currently have approximately 70,000 policies in force, which were assumed in seven separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, and December 2009, and account for substantially all of our premium revenue since inception. Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our current policies in force represent approximately $132.0 million in annualized premiums.

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

We face various challenges to implementing our operating and growth strategies. Since we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. To mitigate our risk of such losses, we cede a portion of our exposure to other entities under catastrophe excess of loss reinsurance treaties. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. Additionally, we compete with large, well-established insurance companies as well as other specialty insurers that, in most cases, possess greater financial resources, larger agency networks, and greater name recognition.

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

Government Regulation

We are subject to the laws and regulations in Florida, and the regulations of any other states in which we may seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand. Recent legislation, among other things, reduces anticipated reinsurance costs and expands the role of Citizens. Other provisions contained in the recent legislation prevent non-renewals and cancellation (except for material misrepresentation and non-payment of premium) and new restrictions on coverage were prohibited until January 2010. We are unaware of any other consumer initiatives which could have a material adverse effect on our business, results of operations or financial condition.

Certain states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies. As discussed above, the recent consumer initiatives with Florida’s property insurers demonstrate the state’s ability to adopt such laws or to effectuate these policies through interpretations of existing laws. Also, the Florida legislature may adopt additional laws of this type in the future, which may adversely affect our business. In most years, the Florida legislature considers bills affecting the residential property insurance market in Florida. Property insurance legislation passed in 2008 increases penalties on insurers for noncompliance with the insurance code, establishes a private cause of action relating to insurers’ claims payment practices, and extends the notice period applicable to insurers’ nonrenewals of certain residential policies. The legislature also revised procedures governing insurers’ rate filings.

Most states, including Florida, require licensure and regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license or by withholding approval. In addition, regulatory authorities may preclude or delay our entry into markets by disapproving or withholding approval of our product filings. As a new insurance company, we will also be subject to examination every year through 2010.

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. In accordance with the National Association of Insurance Commissioners (“NAIC”), the Florida Office of Insurance Regulation (“Florida OIR”) intends to comply with recent initiatives recommending that all insurance companies under the same insurance holding company registration statement be subjected to concurrent triennial examinations. At present, we have only one insurance subsidiary subject to NAIC and Florida OIR examinations.

Employees

We currently employ approximately 60 individuals, all of whom are full-time employees working from our headquarters in Clearwater, Florida.

Executive Officers

The following table provides information with respect to our executive officers:

Name	Age	Position

Richard R. Allen	63	Chief Financial Officer
Andrew L. Graham	52	Vice President and General Counsel
Francis McCahill, III	62	President and Chief Executive Officer
Jay Madhu	43	Vice President of Marketing and Director of Investor Relations
Paresh Patel	47	Executive Chairman, Strategic Planning and Investments

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

ITEM 1A – Risk Factors

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

Our operations are highly dependent on the efforts of our senior executive officers, in particular, our President and Chief Executive Officer, Francis McCahill, our Chief Financial Officer, Richard Allen, and our Chairman, Paresh Patel. The loss of their leadership, industry knowledge and experience could negatively impact our operations.

We do not have significant redundancy in our operations.

We conduct our business primarily from one single location in Clearwater, Florida in an area subject to tropical storms, which could damage the facility or interrupt its power supply. The loss or significant impairment of functionality in this facility for any reason could have a material, adverse effect on our business as we do not have significant redundancies to replace this facility if its functionality is impaired. We have recently contracted with a third party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. Access to these databases is strictly controlled and limited to authorized personnel. While we have implemented daily off-site backups, we have not fully tested our plan to recover data in the event of a disaster.

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

We have outsourced a portion of our claims handling administration to a third party adjuster responsible for approximately fifty percent of our overall claims management. We therefore rely on this third party adjuster to accurately evaluate and pay the claims assigned to them, which are made under our policies. Many factors affect the ability of our third party adjuster to pay claims accurately, including the training and experience of its claims representatives, the culture of its claims organization and the effectiveness of its management, its ability to develop or select and implement appropriate procedures and systems to support its claims functions and other factors. As claims administration is ultimately our responsibility, any failure on the part of our third party adjuster to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth will depend on our ability to expand the number of insurance policies we write in Florida, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the insurance risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida in recent years, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

We may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained earnings will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected. On March 2, 2010, we filed with the SEC a registration statement on Form S-3 for the proposed sale of Series A preferred stock. We intend to use the net proceeds from this offering primarily for general corporate purposes, which may include contribution of capital to our insurance subsidiary, investments, and the pursuit of growth opportunities.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our company’s capital and surplus, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of capital and surplus, premium and loss reserves invested. As we continue to grow and to deploy our capital, the proportion of income invested will decrease, and investment income will make up a smaller percentage of our net revenue. Currently, approximately seventy percent of our capital is invested in money market accounts or in bank deposits (i.e., CDs) that generally mature in no more than thirteen months and approximately thirty percent is invested in fixed maturity securities. We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

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

In the future, we may begin writing a significant number of insurance policies through independent agents unrelated to the Citizens’ take-out program. We refer to these policies as voluntary policies. Although voluntary policies comprise a minute percentage of our business, we expect to increase the number of voluntary policies we write as our business expands. An inability to sell our products through independent agents would negatively affect our revenues.

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

Because we assumed the substantial majority of our current policies from Citizens, our rates are based, to a certain extent, on the rates charged by Citizens. In determining the rates we charge in connection with the policies we assumed from Citizens, our rates must be equal to or less than the rates charged by Citizens during the first full year following the assumption. If Citizens reduces its rates, we must reduce our rates to keep them equivalent to or less than Citizens’ rates; however, if Citizens increases its rates, we may not automatically increase our rates. The risk that Citizens will reduce its rates is exacerbated by the fact that, absent certain circumstances, we must continue to provide coverage to the policyholders that we assume from Citizens for a period of three years. The Florida legislature had previously frozen Citizens’ rates until January 1, 2010. We cannot provide assurance that Citizens will not lower its overall rates in the future although we believe it is unlikely to occur. Consequently, we could under price risks, which would negatively affect our profit margins. With respect to the voluntary policies that we write, we could also overprice risks, which could reduce our sales volume and competitiveness. In either event, our profitability could be materially and adversely affected.

Current operating resources are necessary to develop future new insurance products.

We currently intend to expand our product offerings by underwriting additional insurance products and programs, and marketing them through our independent agent network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products will also require regulatory approval, further increasing our costs and potentially affecting the speed with which we will be able to pursue new market opportunities. We cannot assure you that we will be successful bringing new insurance products to our marketplace.

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

Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and equitable, allocated between the parties in accordance with customary accounting practices, and fully disclosed in the records of the respective parties. Many types of transactions between an insurance company and its affiliates, such as transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action which could adversely affect our operations.

We currently operate only in the state of Florida. In the future, we may become authorized to transact business in other states and therefore will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Since Florida is our state of domicile, Florida laws will generally take precedence. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

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

The Florida OIR and regulators in other jurisdictions where our insurance subsidiary may become licensed conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators. The Florida OIR’s 2008 financial examination was completed in June 2009. The report released by the Florida OIR on February 11, 2010 did not identify any deficiencies in our insurance operations based on their review of 2008.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

We do not own any real property. We lease our corporate office space, which is located in Clearwater, Florida, from one of our directors pursuant to a lease agreement that commenced in July 2008. This lease covers 7,500 square feet of office and common area space and requires us to make monthly base rental payments of $12,500, which includes $2,500 for common area maintenance, throughout the initial term of the lease. The initial term of this agreement is for five years ending on July 15, 2013 and the lease may be extended for up to three additional five-year periods. In addition to this primary location, we lease a small office space in a building adjacent to our corporate office location. This six-month lease, which commenced in November 2009 and expires May 17, 2010, required us to prepay the entire base rental expense of approximately $12,000 prior to occupancy. Upon the end of the current lease term, we are permitted to holdover on a month-to-month basis with a 30-day notice requirement to terminate the month-to-month arrangement.

ITEM 3 – Legal Proceedings

The Company is a party to claims and legal actions arising routinely in the ordinary course of our business. Although we cannot predict with certainty the ultimate resolution of the claims and lawsuits asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4 – Reserved

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock and common stock warrants trade on the NASDAQ Global Market under the symbols “HCII” and “HCIIW,” respectively. The following table represents the high and low sales prices for our common stock and common stock warrants, as reported by the NASDAQ Global Market, for the periods indicated:

	Common Stock Price		Warrant Price
	High	Low	High	Low

Calendar Quarter – 2009
First Quarter	$6.00	4.12	0.62	0.15
Second Quarter	$5.68	4.43	0.75	0.40
Third Quarter	$8.45	5.06	3.00	0.40
Fourth Quarter	$8.73	7.52	1.50	0.75

Calendar Quarter – 2008*
Third Quarter	$8.00	5.45	0.51	0.36
Fourth Quarter	$6.50	4.10	1.00	0.13

*	In connection with our initial public offering, which was completed July 30, 2008, we sold 1,666,668 units consisting of one share of the Company’s common stock and one warrant (“Unit”) to the public at a price of $7.00 per Unit. The Units were listed on the NASDAQ Global Market under the symbol HCIIU and commenced trading on July 31, 2008. Effective September 15, 2008, the securities comprising the Units began separate trading, with the common stock and warrants being traded on the NASDAQ Global Market under the symbols “HCII” and “HCIIW,” respectively. Two warrants may be exercised to acquire one share of common stock at an exercise price equal to $9.10 per share on or before July 30, 2013. Prior to July 31, 2008, there was no public market for our common stock.

Holders

As of March 24, 2010, the market price for our common stock was $6.94 and there were 37 holders of record of our common stock. As of March 24, 2010, the market price for our common stock warrants was $0.90 and there was 1 holder of record of our warrants.

Dividends

Our ability to pay dividends will depend on many factors, including the Company’s operating results, financial condition, capital requirements, and regulatory constraints and requirements, which are discussed in Note 15, “Regulatory Requirements and Restrictions,” to the audited, consolidated financial statements. To date, we have not declared or paid any dividends and we have no current intentions to pay cash dividends on common shares in the foreseeable future.

Under Florida law, a domestic insurer such as our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPC”), may not pay any dividend or distribute cash or other property to its stockholder, Homeowners Choice, Inc. (“HCI”), except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. For a three-year period beginning March 30, 2007, HCPC, as a newly licensed Florida insurer, is precluded from paying dividends unless approved in advance by the Florida Office of Insurance Regulation. Additionally, Florida statutes preclude HCPC from making dividend payments or distributions to HCI without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan as of December 31, 2009. We currently have no equity compensation plans not approved by stockholders.

	A	B	C
Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Stockholders	1,130,000	$2.66	4,810,000

Performance Graph

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and, because our stock was not publicly traded prior to July 30, 2008, we have elected not to provide the performance graph, which data typically encompasses a five-year period.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Effective March 18, 2009, our Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the quarter ended December 31, 2009, the Company repurchased and retired a total of 124,630 shares at an average price of $8.32 per share and a total cost, inclusive of fees and commissions, of $1,043,913, or $8.38 per share, under this authorized repurchase program. The following table provides information with respect to shares repurchased during the quarter ended December 31, 2009:

	(a) Total Number Of Shares Repurchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased

Period
October 1-31, 2009	117,130	*	8.41	84,130	$221,000
November 1-30, 2009	30,263		8.24	30,263	(30,000)
December 1-31, 2009	10,237		7.87	10,237	2,889,000

Total	157,630	*	$8.32	124,630

*	Includes 33,000 placement agent warrants repurchased by the Company in October 2009 at a price of $1.20 per warrant for a total purchase price of $39,600. Such repurchases were not part of a publicly announced plan or program.

ITEM 6 – Selected Financial Data

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and we have elected to exclude this information as our operating history does not cover the requisite five-year period.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Unless the context requires otherwise, as used in this Form 10-K, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners Choice, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information, this annual report on Form 10-K contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; changing rates of inflation; and other risks and uncertainties and other factors listed under Item 1A - “Risk Factors” and elsewhere in this annual report on Form 10-K and in our other Securities and Exchange Commission filings.

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of December 31, 2009, we had total assets of $137.9 million and stockholders’ equity of $45.4 million. Our net income was approximately $10.9 million for the year ended December 31, 2009. Our book value per share increased to $7.03 as of December 31, 2009 compared to $5.43 as of December 31, 2008.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state risk exposure by encouraging private companies to assume policies from Citizens. We currently have approximately 70,000 property and casualty insurance policies in force. These policies were assumed in seven separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, and December 2009, and account for substantially all of our premium revenue since inception. Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our existing policies represent approximately $132.0 million in annualized premiums.

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

Recent Developments

Effective December 15, 2009, we assumed approximately 23,000 policies upon completion of our seventh assumption transaction with Citizens. Subsequent to December 31, 2009, policy level activity has reduced the assumed policy count to approximately 18,000 policies. Including this December 2009 assumption, our existing policies represent approximately $132.0 million in annualized premiums.

We recently received approval from the State of Florida to implement a 14.5% rate increase with respect to policies that renew or are written on or after April 10, 2010.

On March 2, 2010, we filed with the SEC a registration statement on Form S-3 for the proposed sale of our Series A preferred stock.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2009 and 2008 (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008

Operating Revenue
Gross premiums earned	$110,011	61,925
Premiums ceded	(44,674)	(14,659)

Net premiums earned	65,337	47,266
Net investment income	1,793	1,622
Other Income	1,248	645

Total operating revenue	68,378	49,533

Operating Expenses
Losses and loss adjustment expenses	35,230	21,528
Policy acquisition and other underwriting expenses	9,611	3,086
Other operating expenses	5,788	4,124

Total operating expenses	50,629	28,738

Income before income taxes	17,749	20,795
Income taxes	6,839	8,140

Net income	$10,910	12,655

Ratios to Net Premiums Earned:
Loss Ratio	53.92%	45.55%
Expense Ratio	23.57%	15.25%

Combined Ratio	77.49%	60.80%

Ratios to Gross Premiums Earned:
Loss Ratio	32.02%	34.76%
Expense Ratio	14.00%	11.64%

Combined Ratio	46.02%	46.40%

Per Share Data:
Basic earnings per share	$1.62	$2.15

Diluted earnings per share	$1.52	$2.08

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Our results of operations for the year ended December 31, 2009 reflect net income of $10.9 million, or $1.52 earnings per diluted share, compared to net income of $12.7 million, or $2.08 per diluted share, for the year ended December 31, 2008.

Revenue

Gross Premiums Earned for the year ended December 31, 2009 were $110.0 million and reflect the revenue from policies assumed from Citizens in connection with the seven assumption transactions through December 2009 and the revenue on the renewal of these policies. Gross premiums earned for the year ended December 31, 2008 were $61.9 million and reflect the revenue from policies assumed from Citizens in connection with the six assumption transactions through December 2008 and the revenue on the renewal of these policies.

Premiums Ceded for the years ended December 31, 2009 and 2008 were $44.7 million and $14.7 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Thus, the $30.0 million increase in premiums ceded during 2009 is primarily due to the increase in our policy exposure base. In addition, our reinsurers imposed a general rate increase of approximately seven percent effective June 1, 2009. Premiums ceded were 40.6% and 23.6% of gross premiums earned during the years ended December 31, 2009 and 2008, respectively.

Net Premiums Earned for the years ended December 31, 2009 and 2008 were $65.3 million and $47.3 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above. Net premiums earned increased by $18.1 million in 2009 as compared to 2008 as a result of the $48.1 million increase in gross premiums earned offset by the increase of $30.0 million in premiums ceded.

Net Premiums Written during the years ended December 31, 2009 and 2008 totaled $66.6 million and $94.7 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2009	2008

Net Premiums Written	$66,627	94,671
Increase in Unearned Premiums	(1,290)	(47,405)

Net Premiums Earned	$65,337	47,266

Net Investment Income for the years ended December 31, 2009 and 2008 was $1,793,000 and $1,622,000, respectively. There were no other than temporary impairments recorded during the years ended December 31, 2009 and 2008. The $171,000 increase in total investment income is primarily due to interest income received from our investments in fixed maturity securities, which were added to our investment portfolio during 2009, offset by a reduction in interest income with respect to our short-term investments due to a decline in short-term interest rates.

Other Income for the years ended December 31, 2009 and 2008 of $1,248,000 and $645,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $35.2 million and $21.5 million, respectively, during the years ended December 31, 2009 and 2008. The $13.7 million increase during 2009 is primarily attributable to the increased claim activity resulting from the increase in policies in force. Our policies in force totaled 70,000 at December 31, 2009, which is approximately the same number of policies we had in force at December 31, 2008. However, between September 30, 2008 and December 31, 2008, we added approximately 50,000 policies as a result of the October and December 2008 assumption transactions. During 2009, we experienced some policy attrition, which was offset by the policies we assumed in December 2009. As a result, we had an additional 50,000 policies in force throughout most of the entire year in 2009, which has resulted in an increase in the number of reported losses for the 2009 accident year and an increase in the case reserves carried in our financial statements.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $14.8 million at December 31, 2008 to $19.2 million at December 31, 2009. The $4.4 million increase in our Reserves during 2009 is comprised of a $16.0 million increase specific to the year ended December 31, 2009 offset by a reduction of $11.1 million and $0.5 million in our Reserves for 2008 and 2007, respectively. The $16.0 million in Reserves established for 2009 claims is due to the increase in our policy volume, which resulted in an increase in the amount of reported losses in 2009. The decrease of $11.6 million specific to our 2008 and 2007 accident-year reserves is due to favorable development arising from lower than expected loss development during 2009 relative to expectations used to establish our Reserve estimates at the end of 2008. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2009 and 2008 of $9.6 million and $3.1 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The increase in 2009 is primarily due to an increase in commissions during 2009 as compared to 2008, which is directly attributable to the increase in the number of policy renewals during 2009. In addition, the commission rate applicable to the policies assumed in December 2009 was 16% versus 6% applicable to the policies assumed in 2008. We also experienced increases in our premium taxes, payroll, and other underwriting expenses required to manage our policies in force as we have renewed significantly more policies in 2009 than in 2008.

Other Operating Expenses for the years ended December 31, 2009 and 2008 were $5.8 million and $4.1 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $1.7 million increase is primarily attributable to increases in 2009 for professional services fees, administrative compensation and related benefits, and net other operating expenses of $724,000, $612,000 and $328,000, respectively. The increase in professional fees primarily relates to our Sarbanes Oxley 404 compliance efforts as well as fees incurred with respect to regulatory filings. The increase attributable to compensation and related benefits relates primarily to new employees hired to manage the increase in our policy volume. As of December 31, 2009, we had 58 employees compared to 29 employees as of December 31, 2008.

Income Taxes for the years ended December 31, 2009 and 2008 were $6.8 million and $8.1 million, respectively, for state and federal income taxes resulting in an effective tax rate of 38.5% for 2009 and 39.1% for 2008.

Ratios:

The loss ratio applicable to the year ended December 31, 2009 (loss and loss adjustment expenses related to net premiums earned) was 53.9% compared to 45.6% for the year ended December 31, 2008. The increase in claims and related reserves is reflective of our increased policies in force and insured exposures described above under “Losses and Loss Adjustment Expenses.” In addition, our loss ratio was negatively impacted by a significant increase in our reinsurance costs, which reduced our net premiums earned.

The expense ratio applicable to the year ended December 31, 2009 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 23.6% compared to 15.3% for the year ended December 31, 2008. We have experienced an increase in our expense ratio due to increases in our premium taxes, payroll, and other underwriting expenses required to manage our policies in force as we have renewed significantly more policies in 2009 than in 2008.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the year ended December 31, 2009 was 77.5% compared to 60.8% for the year ended December 31, 2008.

The combined loss and expense ratio to gross premiums earned for the year ended December 31, 2009 was 46.0% compared to 46.4% for the year ended December 31, 2008.

Seasonality of Our Business

We expect to experience increases in our losses and loss adjustment expenses during the period from June 1 through November 30 each year as this period is typically the period during which hurricanes and other tropical storms occur. As a result of such seasonal variations in our reported losses, we anticipate our operating profits during the period from June 1 through November 30 each year will be negatively impacted by an increase in losses and loss adjustment expenses. Conversely, we expect more favorable operating results during the period from December 1 through May 31 each year. Although 2009 and 2008 were fairly uneventful years for tropical storm development in Florida, our losses during the third quarter of 2008 included $262,000 specific to Tropical Storm Faye.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2009 and 2008 are summarized below.

Cash Flows for the Year ended December 31, 2009

Net cash used in operating activities for the year ended December 31, 2009 was approximately $13.5 million, which resulted primarily from an increase of $19.5 million in uncollected premiums due from Citizens at December 31, 2009 from the December 2009 assumption transaction partially offset by cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $21.0 million was primarily due to the $21.2 million net amount used to purchase various fixed maturity securities and short-term investments. Additionally, we used $314,000 to purchase property and equipment. These amounts were offset by our receipt of $450,000 upon repayment of a note receivable. Net cash used in financing activities totaled $3.1 million, which was primarily due to $3.2 million used to repurchase our shares and warrants offset by $49,000 from the exercise of common stock options.

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

During 2009, we added investments in U.S. Treasury notes, commercial mortgage-backed securities, and corporate bonds to our investment portfolio. Such investments include securities that will be held-to-maturity and, also, certain investments that are available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value while fixed maturities classified as held-to-maturity are carried at amortized cost. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Reserves for Losses and Loss Adjustment Expenses. We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (LAE). Unless otherwise specified below, the term “loss reserves” shall encompass reserves for both losses and LAE. Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been “incurred but not yet reported” (“IBNR”). Loss reserves established by us are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of our company’s liability based on application of actuarial techniques and other projection methodology and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. Our exposure is impacted by both the risk characteristics of the physical locations where we write policies, such as hurricane and tropical storm-related risks, as well as risks associated with varying social, judicial and legislative characteristics in Florida, the state in which we operate. In determining loss reserves, we give careful consideration to all available data and actuarial analyses, and this process involves significant judgment.

The liability for losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to our insurance company. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the kind of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and LAE are determined using historical homeowners insurance information as adjusted to current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results over multiple years.

Reserves are closely monitored and are recalculated periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, claims management personnel complete weekly and ongoing reviews of existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior year. In addition, a claims committee of our board of directors meets periodically to review any major claims. As we develop historical data regarding paid and incurred losses, we use this data to develop expected ultimate loss and loss adjustment expense ratios. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for our homeowners line of business. In connection with the determination of these reserves, we will also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends regarding liability. Most of our business was assumed from Citizens. Therefore, we use the loss ratio method, among other methods, to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

When a claim is reported to us, our claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator. The individual estimating the reserve considers the nature and value of the specific claim, the severity of injury or damage, location, and the policy provisions relating to the type of loss. Case reserves are adjusted by us as more information becomes available. It is our policy to settle each claim as expeditiously as possible.

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our insurance company’s ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and payments made to date for reported claims.

Loss Reserve Estimation Methods. We apply the following general methods in projecting loss and LAE reserves:

•	Reported loss development;

•	Paid loss development;

•	Loss ratio method; and

•	Average outstanding and open claims.

The results of the reserve calculations using these methods were similar, and therefore, we relied on an average of the four methods.

Description of Ultimate Loss Estimation Methods. The reported loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Because of our limited loss experience, we select loss development factors based on industry data found in current A.M. Best’s Aggregates and Averages – Property/Casualty – United States & Canada. We assume that our loss development patterns will be reasonably consistent with industry averages, and use the selected factors to project the ultimate losses.

The paid loss development method is mechanically identical to the reported loss development method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections.

The validity of the results from using a loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple claim payments, legal changes, or variations in our mix of business from year to year. Also, since the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

The loss ratio method used by us relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected loss ratio is multiplied by earned premium to produce ultimate losses. Paid losses are then subtracted from this estimate to produce expected unreported losses.

The loss ratio method is most useful as an alternative to other models for immature accident years. For these immature years, the amounts reported or paid may be small and unstable, and therefore, not predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when changing reporting patterns or payment patterns distort the historical development of losses.

Finally, we employ the average outstanding and open claims method. We segregate our claims according to when we assumed them from Citizens and conduct a detailed review in order to estimate average future development of open claims and average projected loss on IBNR claims. We combine this estimate with our open claims in order to derive an estimate of expected unreported losses. Paid losses are added to this estimate in order to derive an estimate of ultimate losses. This method is based on the assumption that future IBNR claims and the average severity of open claims and IBNR claims can be reasonably estimated from the experience available.

While the property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and mold, and other uncertain or environmental exposures, we have not experienced significant losses from these types of claims.

Currently, our estimated ultimate liability is calculated monthly using these principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our net loss reserves. Management does not believe that any reasonably likely changes in the frequency of claims would affect our loss reserves. However, management believes that a reasonably likely increase or decrease in the severity of claims could impact our net loss reserves. The table below summarizes the effect on net loss reserves and equity in the event of reasonably likely changes in the severity of claims considered in establishing loss and loss adjustment expense reserves. The range of reasonably likely changes in the severity of our claims was established based on a review of changes in accident year development and applied to loss reserves as a whole. The selected range of changes does not indicate what could be the potential best or worst case or likely scenarios:

Year Ended December 31,2009
Change in Reserves	Reserves	Percentage change in equity, net of tax

-10.0%	17,260	2.64%
-7.5%	17,740	1.98%
-5.0%	18,219	1.32%
-2.5%	18,699	0.66%
Base	19,178	—
2.5%	19,657	-0.66%
5.0%	20,137	-1.32%
7.5%	20,616	-1.98%
10.0%	21,096	-2.64%

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

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) primarily represent commissions paid to Citizens or outside agents at the time of collection of the policy premium, salaries and premium taxes and are amortized over the life of the related policy in relation to the amount of gross premiums earned. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the gross premium earned, related investment income, unpaid losses and LAE and certain other costs expected to be incurred as the premium is earned.

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

Income Taxes. We account for income taxes in accordance with ASC Topic 740 – “Income Taxes” (“ASC 740”). ASC 740 results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Valuation allowances are provided against assets that are not likely to be realized. We have elected to classify interest and penalties as income tax expense as permitted by current accounting standards.

Stock-Based Compensation. We account for our stock option plan under the fair value recognition provisions of Accounting Standards Codification Topic 718 (“ASC Topic 718”) – “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of ASC Topic 718, we recognize stock-based compensation in the consolidated statements of earnings on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have audited the accompanying consolidated balance sheets of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 26, 2010

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At December 31,
	2009	2008
Assets
Investment in fixed maturity securities, held-to-maturity, at amortized cost (fair value $4,250 at December 31, 2009)	$4,049	—
Investments in fixed maturity securities, available-for-sale, at fair value (amortized cost $19,763 at December 31, 2009)	19,266	—
Time deposits	13,507	8,025
Short-term investments	11,521	19,557

Total investments	48,343	27,582
Cash and cash equivalents	43,453	81,060
Accrued interest and dividends receivable	176	63
Premiums receivable	4,899	5,021
Assumed reinsurance balances receivable	19,525	—
Note receivable	—	450
Reinsurance balances receivable	—	157
Prepaid reinsurance premiums	7,205	7,122
Deferred policy acquisition costs	10,496	6,292
Property and equipment, net	399	267
Deferred income taxes	2,438	3,563
Other assets	958	412

Total assets	$137,892	131,989

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	19,178	14,763
Unearned premiums	68,509	67,219
Assumed reinsurance balances payable	—	6,136
Accrued expenses	4,455	1,535
Income taxes payable	167	4,704
Other liabilities	205	239

Total liabilities	92,514	94,596

Commitments and contingencies (Notes 1, 6, 14 and 15)
Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,456,635 and 6,892,668 shares issued and outstanding in 2009 and 2008)	—	—
Additional paid-in capital	21,164	23,783
Retained earnings	24,520	13,610
Accumulated other comprehensive loss	(306)	—

Total stockholders’ equity	45,378	37,393

Total liabilities and stockholders’ equity	$137,892	131,989

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008

Revenue

Gross premiums earned	$110,011	61,925
Premiums ceded	(44,674)	(14,659)

Net premiums earned	65,337	47,266
Net investment income	1,793	1,622
Other	1,248	645

Total revenue	68,378	49,533

Expenses

Losses and loss adjustment expenses	35,230	21,528
Policy acquisition and other underwriting expenses	9,611	3,086
Other operating expenses	5,788	4,124

Total expenses	50,629	28,738

Income before income taxes	17,749	20,795

Income taxes	6,839	8,140

Net income	$10,910	12,655

Basic earnings per share	$1.62	2.15

Diluted earnings per share	$1.52	2.08

Dividends per share	$—	—

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2009 and 2008

(Dollars in thousands, except share amounts)

	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Change in Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2007	5,182,000	$—	13,383	955	—	14,338
Proceeds from the sale of common stock	1,666,668	—	7,526	—	—	7,526
Net income	—	—	—	12,655	—	12,655
Common stock warrants	—	—	2,272	—	—	2,272
Excess tax benefit from stock options exercised	—	—	26	—	—	26
Exercise of stock options	44,000	—	110	—	—	110
Stock-based compensation	—	—	466	—	—	466

Balance at December 31, 2008	6,892,668	$—	23,783	13,610	—	37,393

Net income	—	—	—	10,910	—	10,910
Change in unrealized loss on available-for-sale securities, net of income tax benefit	—	—	—	—	(306)	(306)

Comprehensive income						10,604
Excess tax benefit from stock options exercised	—	—	9	—	—	9
Repurchases and retirement of common stock	(452,033)	—	(3,111)	—	—	(3,111)
Repurchases of common stock warrants	—	—	(40)	—	—	(40)
Exercise of stock options	16,000	—	40	—	—	40
Stock-based compensation	—	—	483	—	—	483

Balance at December 31, 2009	6,456,635	$—	21,164	24,520	(306)	45,378

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$10,910	12,655
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	483	466
Amortization of discounts on investments in fixed maturity securities	(91)	—
Loss on disposal of property and equipment	108	—
Depreciation and amortization	74	37
Deferred income taxes (benefit)	1,316	(2,910)
Changes in operating assets and liabilities:
Premiums receivable	122	(1,765)
Assumed reinsurance balances receivable	(19,525)	—
Prepaid reinsurance premiums	(83)	(7,122)
Reinsurance balances receivable	157	(157)
Accrued interest and dividends receivable	(113)	(3)
Other assets	(546)	(371)
Assumed reinsurance balances payable	(6,136)	4,243
Deferred policy acquisition costs	(4,204)	(3,129)
Losses and loss adjustment expenses	4,415	13,075
Unearned premiums	1,290	47,405
Income taxes payable	(4,537)	3,438
Accrued expenses and other liabilities	2,886	780

Net cash (used in) provided by operating activities	(13,474)	66,642

Cash flows from investing activities:
Purchase of property and equipment, net	(314)	(268)
Purchase of fixed maturity securities, net	(24,584)	—
Proceeds from sale of fixed maturity securities	863	—
Repayment (issuance) of note receivable	450	(450)
Purchase of time deposits	(5,482)	(8,025)
Redemption (purchase) of short-term investments, net	8,036	(2,502)

Net cash used in investing activities	(21,031)	(11,245)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	40	110
Repurchases of common stock	(3,111)	—
Repurchases of common stock warrants	(40)	—
Excess tax benefit from stock options exercised	9	26
Net proceeds from sale of common stock and warrants	—	9,798

Net cash (used in) provided by financing activities	(3,102)	9,934

Net (decrease) increase in cash and cash equivalents	(37,607)	65,331
Cash and cash equivalents at beginning of year	81,060	15,729

Cash and cash equivalents at end of year	$43,453	81,060

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,050	7,587

Cash paid for interest	$—	—

Non-cash investing activity -
Unrealized loss on investments in fixed maturity securities, available for sale, net of tax	$(306)	—

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

Nearly all of the Company’s customers have been obtained through participation in a “takeout program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. The customers were obtained in seven separate assumption transactions completed in July and November 2007, February, June, October and December 2008, and December 2009. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Accounting Standards Codification. During 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“ASC”). The ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. The adoption of the ASC and ASU 2009-01 did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption did not have any effect on the Company’s consolidated financial condition or results of operations. All prior references to previous GAAP in the Company’s consolidated financial statements were updated for the new references under the ASC.

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2009 and 2008, cash and cash equivalents consist of cash on deposit with financial institutions.

Time Deposits. Time deposits consist of certificates of deposit with initial maturities ranging from one to five years.

Short-term Investments. Short-term investments consist of certificates of deposit with maturities less than one year.

Investments in Fixed Maturity Securities. Securities may be classified as either trading, held to maturity or available for sale. Those fixed maturity securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. The Company’s available-for-sale fixed maturity securities are carried at fair value. Temporary changes in the fair value of available-for-sale fixed maturity securities are reported in stockholders’ equity as a component of accumulated other comprehensive loss, net of deferred income taxes. Realized investment gains and losses are determined using the specific identification method. Investment income is recognized as earned and the discount or premium arising from the purchase of fixed maturity securities is amortized using the interest method over the estimated remaining term of the security.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

The Company reviews all securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary, the investment is written down to fair value and an impairment charge is recognized in earnings in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component of the impairment is recognized in earnings, while the impairment related to all other factors is recognized in other comprehensive loss. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 3 – “Investments”).

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) primarily represent commissions paid to Citizens or outside agents at the time of collection of the policy premium, salaries and premium taxes and are amortized over the life of the related policy in relation to the amount of gross premiums earned. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium earned, related investment income, unpaid loss and LAE and certain other costs expected to be incurred as the premium is earned.

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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Losses and Loss Adjustment Expenses. Reserves for losses and loss adjustment expenses (“LAE”) are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such reserves are determined based on the assessment of claims reported and the development of pending claims. These reserves are based on individual case estimates for the reported losses and LAE and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to earnings as the losses and LAE are settled.

The estimates of unpaid losses and LAE are subject to trends in claim severity and frequency and are continually reviewed. As part of the process, the Company reviews historical data and considers various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and LAE. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Reinsurance. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Reinsurance premiums and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers.

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

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic 740 – “Income Taxes” (“ASC 740”). ASC 740 results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than fifty percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2009, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

The Company has elected to classify interest and penalties as income tax expense as permitted by current accounting standards.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents and short-term investments approximate their fair values at December 31, 2009 and 2008 due to their short-term nature. The Company’s available-for-sale securities are carried at fair value as of the balance sheet date (see Note 3 – “Investments”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with ASC Topic 718, the Company recognizes stock-based compensation in the consolidated statements of earnings on a straight-line basis over the vesting period.

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method.

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2009-13. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit when those arrangements are within the scope of Subtopic 605-25. The amendments in this update establish a selling price hierarchy for determining a selling price of a deliverable. The amendments also require the vendor to determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2009-14. In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”), Software (Topic 985), Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue recognition guidance in Subtopic 985-605. The amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. Vendors impacted by the amendments in this update are required to provide disclosures that are included within the amendments in Update 2009-13. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2009-16. In December 2009, the FASB issued Accounting Standards Update No. 2009-16 (“ASU 2009-16”), Transfers and Servicing (Topic 860), Accounting for Transfers of Financial Assets. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets and improves comparability and consistency in accounting for transferred financial assets through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASU 2009-16 is effective as of the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2009-17. In December 2009, the FASB issued Accounting Standards Update No. 2009-17 (“ASU 2009-17”), Consolidations (Topic 810), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and either the obligation to absorb losses of the entity or the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement in VIEs. ASU 2009-17 is effective as of the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance had no effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-01. In January 2010, the FASB issued Accounting Standards Update No. 2010-01 (“ASU 2010-01”), Equity (Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force. The amendments in ASU 2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 206 (Equity and Earnings Per Share). ASU 2010-01 is effective for interim and annual reporting periods ending on or after December 15, 2009. The adoption of this guidance had no effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-02. In January 2010, the FASB issued Accounting Standards Update No. 2010-02 (“ASU 2010-02”), Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in ASU 2010-02 provide updates to Subtopic 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance. The amendments in ASU 2010-02 also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses. Because the Company had previously adopted FASB Statement 160 (Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51), ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 with retrospective application. The adoption of this guidance had no effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-04. In January 2010, the FASB issued Accounting Standards Update No. 2010-04 (“ASU 2010-04”), Accounting for Various Topics, Technical Corrections to SEC Paragraphs. The amendments in ASU 2010-04 represent technical corrections effective January 15, 2010 to Securities and Exchange Commission guidance on various ASC Topics. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2010-05. In January 2010, the FASB issued Accounting Standards Update No. 2010-05 (“ASU 2010-05”), Compensation – Stock Compensation (Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. The amendments in ASU 2010-05 codify Emerging Issues Task Force Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-06. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The amendments in ASU 2010-06 require new disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-08. In February 2010, the FASB issued Accounting Standards Update No. 2010-08 (“ASU 2010-08”), Technical Corrections to Various Topics. ASU 2010-08 was issued by the FASB primarily to eliminate inconsistencies and outdated provisions of U.S. GAAP. The changes resulting from this update are generally effective for the first reporting period beginning after issuance (including interim periods) and are generally nonsubstantive. Certain clarifications made to the guidance on embedded derivatives and hedging (Subtopic 815-15 of ASC) may cause a change in the application of that Subtopic and, thus, special transition provisions are provided for accounting changes related to that Subtopic. Since none of the provisions of ASU 2010-08 fundamentally change U.S. GAAP, adoption did not have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-09. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 was issued by the FASB primarily to eliminate any potential conflicts with the Securities and Exchange Commission’s guidance with respect to disclosure of the date through which subsequent events have been evaluated. The changes resulting from this update are generally effective upon issuance. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments

During 2009, the Company made investments in fixed maturity securities comprised of corporate bonds. The amortized cost and estimated fair value of these investments, which were classified as held-to-maturity at December 31, 2009, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Corporate Bonds	$4,049	237	(36)	4,250

During 2009, the Company added available-for-sale, fixed maturity securities to its investment portfolio comprised of U.S. Treasury notes and commercial mortgage-backed securities, all of which are carried at fair value. At December 31, 2009, the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale fixed maturity securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. Treasury notes	$14,712	—	(505)	14,207
Commercial mortgage-backed securities	5,051	44	(36)	5,059

Total	$19,763	44	(541)	19,266

During the year ended December 31, 2009, the Company sold one fixed maturity security for gross proceeds of $863,000, resulting in a realized investment loss of less than $1,000.

The scheduled maturities of fixed maturity securities at December 31, 2009 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale

Due after five years through ten years	$14,712	14,207
Commercial mortgage-backed securities	5,051	5,059

	19,763	19,266

Held-to-maturity
Due after one year to five years	1,905	2,142
Due after five years to ten years	2,144	2,108

	4,049	4,250

Total	$23,812	23,516

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

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

Securities with gross unrealized loss positions at December 31, 2009, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than twelve months
	Gross Unrealized Loss	Fair Value

U.S. Treasury securities	$(505)	14,207
Corporate bonds	(36)	2,108
Commercial mortgage-backed securities	(36)	1,549

Total	$(577)	17,864

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its securities. The unrealized losses on investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, the Company does not consider any of its investments in fixed maturity securities to be other-than-temporarily impaired at December 31, 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

Investment income is summarized as follows (dollars in thousands):

	Year ended December 31,
	2009	2008

Time deposits	$665	166
Short-term investments	398	874
Fixed maturity securities	508	—
Cash and cash equivalents	222	582

	$1,793	1,622

The following time deposits and short-term investments exceeded 10% of consolidated stockholders’ equity at December 31, 2009 and 2008 (dollars in thousands):

Name of Financial Institution	Amount at December 31,
	2009	2008

Paradise Bank	$5,115	—
Regions Bank	8,392	11,119
First National Bank of Central Florida	—	5,189
Central Bank	—	4,025
Synovus Bank	5,168	—

	$18,675	20,333

In addition, at December 31, 2009 and 2008, cash and cash equivalents included $21.6 million and $73.8 million, respectively, on deposit at Bank of America.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 4 – Fair Value Measurements

Fair values of the Company’s available-for-sale fixed maturity securities are determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosure, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

Level 3 – Inputs that are unobservable.

The following table presents information about the Company’s available-for-sale fixed maturity securities measured at fair value as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009

Fixed maturity securities, available-for-sale	$14,207	5,059	—	19,266

There were no financial instruments measured in accordance with ASC Topic 820 at December 31, 2008 or for the year then ended.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 5 – Note Receivable

In November 2008, the Company entered into a loan agreement under which the Company advanced $450,000 to a non-affiliated entity. The loan was payable on demand after September 1, 2009 and required quarterly interest payments to be made to the Company at a fixed annual rate of 7.0% beginning on January 1, 2009. The loan agreement was collateralized by a security interest in all of the noteholder’s property and rights, and title and interest in, its intellectual property, including without limitation money, accounts, stock, stock options, wages, documents, instruments, receivables, inventory, machinery, equipment, automobiles and the proceeds of any of the foregoing.

All scheduled interest payments were made to the Company during 2009. In September 2009, the Company received $451,143 representing the full amount of $450,000 in principal due plus the remaining $1,143 of accrued interest in full settlement of the note receivable.

Note 6 – Property and Equipment, net

Property and equipment, net consists of the following (dollars in thousands):

	At December 31,
	2009	2008

Office furniture and equipment	$223	143
Computer hardware and software	236	130
Leasehold improvements	31	31

Total, at cost	$490	304
Less accumulated depreciation and amortization	(91)	(37)

Property and equipment, net	$399	267

The Company has a lease for office space located in Clearwater, Florida. This lease commenced in July 2008 and requires the Company to make monthly rent payments of $12,500, which includes $2,500 for common area maintenance, to an entity owned by one of the Company’s directors. The initial term of this agreement is for five years ending on July 15, 2013 and the lease may be extended for up to three additional five-year periods. In addition to this primary location, the Company leases a small office space in a building adjacent to the corporate office location. This six-month lease, which commenced in November 2009 and expires May 17, 2010, required the Company to prepay the entire base rental expense of approximately $12,000 prior to occupancy. Upon the end of the current lease term, the Company is permitted to holdover on a month-to-month basis with a 30-day notice requirement to terminate the month-to-month arrangement. The Company previously had leases covering its former office facilities in Port St. Lucie and St. Petersburg, Florida. Rental expense under all facility leases was $181,000 and $136,000 during the years ended December 31, 2009 and 2008, respectively.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 6 – Property and Equipment, net, continued

Lease commitments at December 31, 2009 are as follows:

Year Ended December 31,	Amount (in thousands)
2010	$150
2011	150
2012	150
2013	88

Total:	$538

Note 7 – Reinsurance

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008
Premiums Written
Direct	$92,683	37,357
Assumed	18,618	71,973

Gross written	111,301	109,330
Ceded	(44,674)	(14,659)

Net premiums written	66,627	94,671

Premiums Earned
Direct	$68,555	19,661
Assumed	41,456	42,264

Gross earned	110,011	61,925
Ceded	(44,674)	(14,659)

Net premiums earned	$65,337	47,266

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 7 – Reinsurance, continued

During the year ended December 31, 2009, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred and there were no such amounts recoverable at December 31, 2009. At December 31, 2009, prepaid reinsurance premiums related to 26 reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of December 31, 2009. During the year ended December 31, 2008, the recoveries pertaining to reinsurance contracts that were deducted from losses incurred amounted to approximately $175,000 and related to one non-catastrophic event. At December 31, 2008, ceded reinsurance balances receivable of $157,000 were due from one reinsurer. At December 31, 2008, prepaid reinsurance premiums related to 30 reinsurers.

At December 31, 2009, assumed reinsurance balances receivable of $19.5 million related to the December 2009 assumption of certain policies from Citizens. The entire balance outstanding at December 31, 2009 was collected in January 2010.

Note 8 – Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008

Balance, beginning of year	$14,763	1,688

Incurred related to:
Current year	39,103	21,789
Prior year	(3,873)	(261)

Total incurred	35,230	21,528

Paid related to:
Current year	(23,090)	(7,693)
Prior year	(7,725)	(760)

Total paid	(30,815)	(8,453)

Balance, end of year	$19,178	14,763

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 9 – Income Taxes

A summary of income taxes is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008

Federal:
Current	$4,721	9,482
Deferred	1,129	(2,498)

Federal income taxes	5,850	6,984

State:
Current	802	1,568
Deferred	187	(412)

State income taxes	989	1,156

Income taxes	$6,839	8,140

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2009		2008
	Amount	%	Amount	%

Income taxes at statutory rate	$6,212	35.0%	$7,278	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal tax benefit	643	3.6	751	3.6
Stock-based compensation	13.1		13.1
Other	(29)	(.2)	98.4

Income taxes	$6,839	38.5%	$8,140	39.1%

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 9 – Income Taxes, continued

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax years ending December 31, 2008, 2007, and 2006 remain subject to examination by our major taxing jurisdictions. There have been no interest or penalties recognized for the years ended December 31, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred income tax asset are as follows (dollars in thousands):

	At December 31,
	2009	2008
Deferred income tax assets:
Unearned premiums	$5,286	5,186
Losses and loss adjustment expenses	483	372
Organizational costs	140	151
Stock-based compensation	459	295
Unrealized net loss on securities available for sale	191	—

Deferred tax assets	6,559	6,004

Deferred tax liabilities:
Depreciation	(72)	(14)
Deferred policy acquisition costs	(4,049)	(2,427)

Deferred tax liabilities	(4,121)	(2,441)

Net deferred income tax asset	$2,438	3,563

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. As a result, the Company did not have a valuation allowance established as of December 31, 2009 or 2008.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 10 – Net Earnings Per Share

A summary of the numerator and denominator of the basic and fully diluted earnings per share is presented below (dollars and shares in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008
Numerator -
Net earnings	$10,910	12,655

Denominator:
Weighted average shares - basic	6,731	5,892
Effect of dilutive securities:
Stock options	458	178
Shares issuable upon conversion of warrants	—	—

Weighted average shares - diluted	7,189	6,070

Earnings per share–basic	$1.62	2.15

Earnings per share–diluted	$1.52	2.08

For each of the years ended December 31, 2009 and 2008, 40,000 options to purchase 40,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 exceeded the average market price of the Company’s common stock. For the years ended December 31, 2009 and 2008, 1,738,668 and 1,771,668 warrants, respectively, to purchase 945,334 and 978,334 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock.

Note 11 – Stockholders’ Equity

Common Stock

On July 24, 2008, the Company completed the sale of 1,666,668 units consisting of one share of the Company’s common stock and one warrant. Two warrants may be exercised to acquire one share of common stock at an exercise price equal to $9.10 per share on or before July 30, 2013. In addition, the Company’s placement agents with respect to the offering received an aggregate of 166,666 warrants to purchase 166,666 shares of common stock at an exercise price of $9.10 per share. These placement agent warrants are exercisable beginning on January 27, 2009 through their expiration date of July 30, 2013. In December 2008, a total of 61,666 of the placement agent warrants were forfeited. In October 2009, a total of 33,000 placement agent warrants were repurchased by the Company. Thus, the Company has reserved 905,334 shares of common stock for issuance upon exercise of the warrants. At any time after January 30, 2009 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per share of the Company’s common stock has exceeded $11.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 11 – Stockholders’ Equity, continued

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the year ended December 31, 2009, the Company repurchased and retired a total of 452,033 shares at an average price of $6.83 per share and a total cost, inclusive of fees and commissions, of $3,111,000, or $6.88 per share. At December 31, 2009, a total of $2,889,000 is available in connection with this plan.

Note 12 – Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Year Ended
	December 31,
	2009	2008
Net income	$10,910	12,655

Other comprehensive loss:
Change in unrealized loss on investments:
Unrealized loss arising during the year	(497)	—
Deferred income taxes on above change	191	—

Total other comprehensive loss	(306)	—

Comprehensive income	$10,604	12,655

Note 13 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At December 31, 2009, options to purchase 4,810,000 shares are available for grant under the Plan. The options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 13 – Stock-Based Compensation, continued

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,150,000	$2.50

Granted	40,000	7.00
Exercised	(44,000)	2.50

Outstanding at December 31, 2008	1,146,000	$2.66

Exercised	(16,000)	2.50

Outstanding at December 31, 2009	1,130,000	$2.66	7.5 years	$5,809

Exercisable at December 31, 2009	919,334	$2.57	7.5 years	$4,812

There were no options granted during the year ended December 31, 2009. The fair value of options granted during the year ended December 31, 2008 was estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

Weighted average grant-date fair value	$2.95
Dividend yield	0%
Expected volatility	48.0%
Risk-free interest rate	3.25%
Expected life (in years) of options granted	6.0

The Company has had no historical pattern of option exercises and, therefore, could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options issued. For options granted in 2008, the expected volatility was based on historical volatility of the similar sized insurance company’s common stock. Expected volatility applicable to future option grants will be determined based on the Company’s own historical volatility beginning with the July 31, 2008 initial public offering. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 13 – Stock-Based Compensation, continued

At December 31, 2009 and 2008, there was approximately $185,000 and $668,000, respectively, of total unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of fifteen (15) months. During the years ended December 31, 2009 and 2008, a total of 16,000 and 44,000 options, respectively, were exercised. The total fair value of shares vesting and recognized as compensation expense was approximately $483,000 and $466,000, respectively, for the years ended December 31, 2009 and 2008 and the associated income tax benefit recognized was $164,000 and $157,000 respectively. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $42,000 and $96,960, respectively, and the income tax benefit recognized was $9,000 and $26,000, respectively.

Note 14 – Commitments and Contingencies

The Company is party to claims and legal actions arising routinely in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or liquidity.

As a direct premium writer in the state of Florida, the Company is required to participate in certain insurer pools and associations under Florida statutes 631.57(3) (A). Participation in these pools is based on written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. For the years ended December 31, 2009 and 2008, HCPC collected and paid assessments to the Florida Hurricane Catastrophe Fund (FHCF) amounting to $947,000 and $378,000, respectively. Additionally, HCPC collected and paid assessments to Citizens of $1,326,000 and $529,000, respectively, for the years ended December 31, 2009 and 2008. These assessments are recorded as a surcharge in premium billings to insureds. The surcharges are 1.0% of premium for the FHCF and 1.4% for Citizens.

HCPC has qualified as a Limited Apportionment Company in Florida for a one-year period beginning in April 2009. This designation allows the Company to pay assessments from regulatory agencies as assessments from insureds are recouped rather than paying the assessment and then recouping from the insureds/ policyholders.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 15 – Regulatory Requirements and Restrictions

The Florida Insurance Code (the “Code”) requires HCPC to maintain capital and surplus equal to the greater of 10% of its liabilities or a statutory minimum as defined in the Code. At December 31, 2009 and 2008, HCPC is required to maintain a minimum capital and surplus of $4.0 million. At December 31, 2009 and 2008, HCPC’s statutory capital and surplus was $24.1 million and $24.8 million, respectively. For the year ended December 31, 2009, HCPC had a statutory net loss of $0.6 million. For the year ended December 31, 2008, HCPC had a statutory net profit of $3.4 million. Statutory surplus differs from stockholders’ equity reported in accordance with generally accepted accounting principles primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

As of December 31, 2009 and 2008, HCPC had a cash deposit with the Insurance Commissioner of the state of Florida, in the amount of $300,000, to meet regulatory requirements. At December 31, 2009 and 2008, there were no material permitted statutory accounting practices utilized by HCPC.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation (OIR) if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At December 31, 2009 and 2008, no dividends are available to be paid by HCPC.

The Bermuda Monetary Authority requires Claddaugh to maintain minimum capital and surplus of $2.0 million. At December 31, 2009 and 2008, Claddaugh’s statutory capital and surplus was $5.5 million and $2.3 million, respectively. Claddaugh’s statutory net profit was $3.5 million and $291,000, respectively, for the years ended December 31, 2009 and 2008.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 16 – Related Party Transactions

One of the Company’s directors receives a consulting fee and software license fees for development and use of the Company’s premium administration application software. Under this arrangement, the Company incurred $352,000 and $400,000 for the years ended December 31, 2009 and 2008, respectively.

One of the Company’s directors is a partner at a law firm that manages certain of the Company’s corporate legal matters. Fees incurred with respect to this law firm for the year ended December 31, 2009 were approximately $103,000. Fees incurred during the year ended December 31, 2008 amounted to $643,000 of which $607,000 related to the Company’s initial public offering.

As discussed in Note 6, the Company leases office space under an operating lease agreement with one director. The lease requires annual base rental payments of approximately $150,000. Lease payments on this property for the years ended December 31, 2009 and 2008 totaled $160,000 and $96,000, respectively. In 2008, the Company also paid this landlord a refundable deposit of $13,000. Additionally, the Company paid $31,000 during 2008 to reimburse the landlord for tenant improvements.

One of the Company’s directors owned the property located in St. Petersburg, Florida that was previously leased by the Company through the October 2008 lease termination date. Lease payments on this property for the year ended December 31, 2008 totaled $20,000.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 17 – Condensed Financial Information of Homeowners Choice, Inc.

Condensed financial information of Homeowners Choice, Inc. is as follows (dollars in thousands):

Balance Sheets

	At December 31,
	2009	2008
Assets

Cash and cash equivalents	$346	557
Short-term investments	1,994	1,918
Investment in subsidiaries	48,774	37,105
Note receivable	—	450
Income taxes receivable	674	—
Property and equipment, net	254	167
Deferred income taxes	401	298
Other assets	148	176

Total assets	$52,591	40,671

Liabilities and Stockholders’ Equity

Accrued expenses and other liabilities	252	546
Due to related party	6,961	2,732

Total liabilities	7,213	3,278

Total stockholders’ equity	45,378	37,393

Total liabilities and stockholders’ equity	$52,591	40,671

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 17 – Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Earnings

	Year Ended December 31,
	2009	2008

Investment income	$80	83
Other income	22	4
Other operating expenses	(1,687)	(1,131)

Loss before income tax benefit and equity in earnings of subsidiaries	(1,585)	(1,044)
Income tax benefit	520	273

Net loss before equity in earnings of subsidiaries	(1,065)	(771)
Equity in earnings of subsidiaries	11,975	13,426

Net income	$10,910	12,655

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 17 – Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$10,910	12,655
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	483	466
Depreciation and amortization	67	24
Loss on disposal of property and equipment	20	—
Equity in earnings of subsidiaries	(11,975)	(13,426)
Deferred income tax benefit	(103)	(160)
Decrease in other assets	28	34
(Decrease)/increase in accrued expenses and other liabilities	(294)	402
Increase in income taxes receivable	(674)	—
Increase in due to related parties	4,229	2,477

Net cash provided by operating activities	2,691	2,472

Cash flows from investing activities:
Purchase of short-term investments	(76)	(1,918)
Repayment of note receivable	450	—
Purchase of property and equipment, net	(174)	(183)
Issuance of note receivable	—	(450)
Investment in subsidiaries	—	(10,121)

Net cash provided by (used in) investing activities	200	(12,672)

Cash flows from financing activities:
Repurchases of common stock	(3,111)	—
Repurchases of common stock warrants	(40)	—
Net proceeds from sale of common stock and warrants	—	9,798
Proceeds from the exercise of stock options	40	110
Excess tax benefit from stock options exercised	9	26

Net cash (used in) provided by financing activities	(3,102)	9,934

Net decrease in cash and cash equivalents	(211)	(266)
Cash and cash equivalents at beginning of year	557	823

Cash and cash equivalents at end of year	$346	557

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 18 – Subsequent Events

Effective January 20, 2010, the Company repurchased and retired a total of 200,000 shares of the Company’s common stock at a price of $7.00 per share for a total cost of $1,400,000. Such shares were repurchased under a stock purchase agreement with one of the Company’s directors.

Management has evaluated events occurring subsequent to the balance sheet date and has determined that, except for the above item, there are no events requiring additional disclosure in these consolidated financial statements.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2009), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2009.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2009.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2009.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2009.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2009 and 2008 provided by Hacker, Johnson & Smith PA, our principal accountant:

	2009	2008

Audit Fees (a)	$108,000	87,000
Audit-related Fees	—	—
Tax Fees (b)	—	7,000
All Other Fees (c)	—	80,000

Total	$108,000	$174,000

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	Tax fees primarily relate to tax compliance, tax advice and tax planning.
(c)	All Other Fees represent fees billed for services provided to us not otherwise included in the categories above, primarily fees related to the audit of our interim financial statements and for review of our registration statement in connection with our initial public offering.

PART IV

ITEM 15 – Exhibits, Financial Statements and Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Any supplemental information we are required to file with respect to our property and casualty insurance operations is included in Part II, Item 8 of this Form 10-K.

(3)	Exhibits: See the exhibit listing set forth below:

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation.

10.11	Service Contract for Homeowners Claims Handling dated January 29, 2010, but effective January 1, 2010, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2009 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2009 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.15	Multi-Year Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

21	Subsidiaries of Homeowners Choice, Inc.

23	Consent of Hacker, Johnson & Smith PA

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company and in the capacities and on the dates indicated:

HOMEOWNERS CHOICE, INC.

March 30, 2010	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

March 30, 2010	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 30, 2010	By	/s/ Paresh Patel
Paresh Patel
Chairman of the Board of Directors

March 30, 2010	By	/s/ George Apostolou
George Apostolou, Director

March 30, 2010	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 30, 2010	By	/s/ Krishna Persaud
Krishna Persuad, Director

March 30, 2010	By	/s/ Gregory Politis
Gregory Politis, Director

March 30, 2010	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 30, 2010	By	/s/ Martin A. Traber
Martin A. Traber, Director

March 30, 2010	By	/s/ Garth A. Vernon
Garth A. Vernon, Director

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.