Form 10-Q
period 2010-03-31
Homeowners Choice, Inc.
filed 2010-05-14
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on May 10, 2010 was 6,139,524.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At March 31, 2010	At December 31, 2009
	(Unaudited)
Assets
Investment in fixed maturity securities, held-to-maturity, at amortized cost (fair value $7,756 and $4,250)	$7,556	4,049
Investments in fixed maturity securities, available-for-sale, at fair value (amortized cost $19,778 and $19,763)	19,909	19,266
Time deposits	13,634	13,507
Short-term investments	7,301	11,521

Total investments	48,400	48,343
Cash and cash equivalents	54,440	43,453
Accrued interest and dividends receivable	321	176
Premiums receivable	4,284	4,899
Assumed reinsurance balances receivable	—	19,525
Prepaid reinsurance premiums	9,402	7,205
Deferred policy acquisition costs	7,126	10,496
Property and equipment, net	471	399
Deferred income taxes	1,862	2,438
Other assets	1,869	958

Total assets	$128,175	137,892

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	20,805	19,178
Unearned premiums	46,930	68,509
Advance premiums	6,623	713
Assumed reinsurance balances payable	5,211	—
Accrued expenses	3,495	3,742
Income taxes payable	80	167
Other liabilities	326	205

Total liabilities	83,470	92,514

Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,202,492 and 6,456,635 shares issued and outstanding in 2010 and 2009)	—	—
Additional paid-in capital	19,407	21,164
Retained earnings	25,218	24,520
Accumulated other comprehensive income (loss)	80	(306)

Total stockholders’ equity	44,705	45,378

Total liabilities and stockholders’ equity	$128,175	137,892

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue

Gross premiums earned	$30,344	30,337
Premiums ceded	(14,103)	(9,007)

Net premiums earned	16,241	21,330
Net investment income	531	358
Other	215	635

Total revenue	16,987	22,323

Expenses

Losses and loss adjustment expenses	9,813	10,022
Policy acquisition and other underwriting expenses	4,292	920
Other operating expenses	1,696	1,244

Total expenses	15,801	12,186

Income before income taxes	1,186	10,137

Income taxes	488	3,853

Net income	$698	6,284

Basic earnings per share	$.11	.91

Diluted earnings per share	$.10	.87

Dividends per share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$698	6,284
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	44	121
Amortization of discounts on investments in fixed maturity securities	(14)	—
Loss on disposal of property and equipment	—	82
Depreciation and amortization	22	13
Deferred income taxes	334	566
Changes in operating assets and liabilities:
Premiums receivable	615	(24,382)
Assumed reinsurance balances receivable	19,525	—
Advance premiums	5,910	—
Prepaid reinsurance premiums	(2,197)	1,729
Reinsurance balances receivable	—	157
Accrued interest and dividends receivable	(145)	(1)
Other assets	(911)	228
Assumed reinsurance balances payable	5,211	—
Ceded reinsurance balances payable	—	3,770
Deferred policy acquisition costs	3,370	(3,595)
Losses and loss adjustment expenses	1,627	3,896
Unearned premiums	(21,579)	8,066
Income taxes payable	(87)	3,282
Accrued expenses and other liabilities	(126)	4,421

Net cash provided by operating activities	12,297	4,637

Cash flows from investing activities:
Purchase of property and equipment, net	(94)	(11)
Purchase of fixed maturity securities	(3,508)	—
Increase in time deposits, net	(127)	—
Decrease (increase) in short-term investments, net	4,220	(6,180)

Net cash provided by (used in) investing activities	491	(6,191)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	20
Repurchases of common stock	(1,801)	(37)
Excess tax benefit from stock options exercised	—	4

Net cash used in financing activities	(1,801)	(13)

Net increase (decrease) in cash and cash equivalents	10,987	(1,567)
Cash and cash equivalents at beginning of period	43,453	81,060

Cash and cash equivalents at end of period	$54,440	79,493

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$240	—

Cash paid for interest	$—	—

Non-cash investing activity -
Unrealized gain on investments in fixed maturity securities, available for sale, net of tax	$386	—

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2010

(Dollars in thousands, except share amounts)

	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Change in Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance at December 31, 2009	6,456,635	$—	21,164	24,520	(306)	45,378

Net income (unaudited)	—	—	—	698	—	698
Change in unrealized loss on available-for-sale securities, net of income tax benefit (unaudited)	—	—	—	—	386	386

Comprehensive income (unaudited)						1,084
Repurchases and retirement of common stock (unaudited)	(254,143)	—	(1,801)	—	—	(1,801)
Stock-based Compensation (unaudited)	—	—	44	—	—	44

Balance at March 31, 2010 (unaudited)	6,202,492	$—	19,407	25,218	80	44,705

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Property & Casualty Insurance Company, Inc., Homeowners Choice Managers, Inc., Southern Administration, Inc., and Claddaugh Casualty Insurance Company, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2010.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss adjustment expenses, assumed reinsurance balances payable, the recoverability of deferred policy acquisition costs, and the determination of federal income taxes. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated.

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Advance Premiums. Advance premiums represent premiums that have been collected in advance of the policy effective date.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2009-16. In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-16 (“ASU 2009-16”), Transfers and Servicing (Topic 860), Accounting for Transfers of Financial Assets. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets and improves comparability and consistency in accounting for transferred financial assets through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASU 2009-16 is effective as of the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

Accounting Standards Update No. 2010-10. In February 2010, the FASB issued Accounting Standards Update No. 2010-10 (“ASU 2010-10”), Consolidation (Topic 810), Amendments for Certain Investment Funds. The amendments in ASU 2010-10 defer the effective date of the amendments to the consolidation requirements in Topic 810 for a reporting company’s interest in an entity (1) that has all attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. In addition, the amendments in ASU 2010-10 clarify certain considerations and circumstances under which entities should evaluate variable interests. These amendments are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2010-11. In March 2010, the FASB issued Accounting Standards Update No. 2010-11 (“ASU 2010-11”), Derivatives and Hedging (Topic 815), Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 provides clarifications and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in various paragraphs under Topic 815. The amendments in this update will be effective at the beginning of the reporting entity’s first fiscal quarter beginning after June 15, 2010 with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-12. In April 2010, the FASB issued Accounting Standards Update No. 2010-12 (“ASU 2010-12”), Income Taxes (Topic 740), Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. The amendments in ASU 2010-12 clarify the SEC’s position on the timing difference between the signing dates for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. In making this clarification, the SEC announced there would be no objection to the view that the two acts should be considered together for accounting purposes. The adoption of this guidance did not have an effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-13. In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU 2010-13”), Compensation – Stock Compensation (Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments were designed to improve GAAP because they improve consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2010-15. In April 2010, the FASB issued Accounting Standards Update No. 2010-15 (“ASU 2010-15”), Financial Services – Insurance (Topic 944), How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. The amendments in ASU 2010-15 clarify that an insurance entity should not consider any separate account interest held for the benefit of policy holders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. Such separate accounts represent assets that are typically maintained by a life insurance entity for purposes of funding obligations to individual contract holders under fixed-benefit or variable annuity contracts, pension plans, and similar contracts. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial condition or results of operations.

Note 3 – Investments

The Company has investments in fixed maturity securities comprised of corporate bonds, which are classified as held-to-maturity at March 31, 2010 and December 31, 2009. The amortized cost and estimated fair value of these investments at March 31, 2010 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Corporate Bonds	$7,556	225	(25)	7,756

The amortized cost and estimated fair value of these investments at December 31, 2009 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Corporate Bonds	$4,049	237	(36)	4,250

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The Company has investments in available-for-sale, fixed maturity securities comprised of U.S. Treasury notes and commercial mortgage-backed securities, all of which are carried at fair value. At March 31, 2010, the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale fixed maturity securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury notes	$14,719	—	(429)	14,290
Commercial mortgage-backed securities	5,059	560	—	5,619

Total	$19,778	560	(429)	19,909

At December 31, 2009, the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale fixed maturity securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury notes	$14,712	—	(505)	14,207
Commercial mortgage-backed securities	5,051	44	(36)	5,059

Total	$19,763	44	(541)	19,266

The scheduled maturities of fixed maturity securities at March 31, 2010 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale
Due after five years through ten years	$14,719	14,290
Commercial mortgage-backed securities	5,059	5,619

	19,778	19,909

Held-to-maturity
Due after one year to five years	1,913	2,136
Due after five years to ten years	5,643	5,620

	7,556	7,756

Total	$27,334	27,665

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The Company regularly reviews its individual investment securities for other-than-temporary impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

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

Securities with gross unrealized loss positions at March 31, 2010, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than twelve months
	Gross Unrealized Loss	Fair Value
U.S. Treasury notes	$(429)	14,290
Corporate bonds	(25)	3,852

Total	$(454)	18,142

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its securities. The unrealized losses on investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, the Company does not consider any of its investments in fixed maturity securities to be other-than-temporarily impaired at March 31, 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 4 – Fair Value Measurements

Fair values of the Company’s available-for-sale fixed maturity securities are determined in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

Level 3 – Inputs that are unobservable.

The following table presents information about the Company’s available-for-sale fixed maturity securities measured at fair value as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010

Fixed maturity securities, available-for-sale	$14,290	5,619	—	19,909

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 5 — Reinsurance

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Premiums Written
Direct	$14,874	41,157
Assumed	(6,110)	(2,754)

Gross written	8,764	38,403
Ceded	(14,103)	(9,007)

Net premiums written	(5,339)	29,396

Premiums Earned
Direct	$23,318	9,573
Assumed	7,026	20,764

Gross earned	30,344	30,337
Ceded	(14,103)	(9,007)

Net premiums earned	$16,241	21,330

During the three months ended March 31, 2010 and 2009, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At March 31, 2010 and 2009, prepaid reinsurance premiums related to 26 and 30 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of March 31, 2010 and 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Note 6 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$19,178	$14,763

Incurred related to:
Current period	9,421	10,368
Prior periods	392	(346)

Total incurred	9,813	10,022

Paid related to:
Current period	(2,958)	(2,279)
Prior periods	(5,228)	(3,847)

Total paid	(8,186)	(6,126)

Balance, end of period	$20,805	18,659

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

Note 7 — Income Taxes

During the three months ended March 31, 2010 and 2009, the Company recorded approximately $0.5 million and $3.9 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 41% and 38%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 — Earnings Per Share

A summary of the numerator and denominator of the basic and fully diluted earnings per share is presented below (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator -
Net earnings	$698	6,284

Denominator:
Weighted average shares - basic	6,285	6,894
Effect of dilutive securities:
Stock options	529	361
Shares issuable upon conversion of warrants	—	—

Weighted average shares - diluted	6,814	7,255

Earnings per share–basic	$.11	.91

Earnings per share–diluted	$.10	.87

For the three months ended March 31, 2010 and 2009, 1,738,335 and 1,771,668 warrants, respectively, to purchase 905,001 and 938,334 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock. For the three months ended March 31, 2009, 40,000 options to purchase 40,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 exceeded the average market price of the Company’s common stock.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 — Stockholders’ Equity

Common Stock

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three months ended March 31, 2010, the Company repurchased and retired a total of 54,143 shares at an average price of $7.35 per share and a total cost, inclusive of fees and commissions, of $401,000, or $7.41 per share. At March 31, 2010, a total of $2,488,000 is available in connection with this plan.

In addition, effective January 20, 2010, the Company repurchased and retired a total of 200,000 shares of the Company’s common stock at a price of $7.00 per share for a total cost of $1,400,000 (see Note 12 – “Related Party Transaction”). Such repurchase was not part of a publicly announced plan or program.

Common Stock Warrants

At March 31, 2010, the Company has reserved 905,001 shares of common stock for issuance upon the exercise of its common stock warrants, all of which were issued coincident with the Company’s initial public offering (“IPO”). A summary of the warrant activity for the three months ended March 31, 2010 is presented below:

	Number Of Warrants Issued	Number of Common Shares Issuable Upon Conversion of Warrants
Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of 66,666 warrants forfeited and 33,000 warrants repurchased	72,000	72,000

Warrants outstanding at December 31, 2009	1,738,668	905,334
Placement agent warrants repurchased by the Company at a price of $1.20 per warrant in January 2010	(333)	(333)

Warrants outstanding at March 31, 2010	1,738,335	905,001

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 — Stockholders’ Equity, continued

The warrants may be exercised at an exercise price equal to $9.10 per share on or before July 30, 2013. At any time after January 30, 2009 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per share of the Company’s common stock has exceeded $11.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares.

Preferred Stock

At March 31, 2010, the Company is authorized to issue 20,000,000 shares of preferred stock, no par value. The authorized but unissued preferred stock may be issued in one or more series and the shares of each series shall have such rights as determined by the Company’s Board of Directors.

Note 10 — Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$698	6,284

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the period	$628	—
Deferred income taxes on above change	(242)	—

Total other comprehensive income	386	—

Comprehensive income	$1,084	6,284

Note 11 — Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At March 31, 2010, options to purchase 4,810,000 shares are available for grant under the Plan. The outstanding options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 11 — Stock-Based Compensation, continued

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,130,000	$2.66

Outstanding at March 31, 2010	1,130,000	$2.66	7.2 years	$4,360

Exercisable at March 31, 2010	939,334	$2.56	7.2 years	$3,704

At March 31, 2010, there was approximately $140,000 of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of fourteen (14) months. The total fair value of shares vesting and recognized as compensation expense was approximately $44,000 and $121,000, respectively, for the three month periods ended March 31, 2010 and 2009 and the associated income tax benefit recognized was $13,000 and $43,000, respectively. No options were exercised during the three month period ended March 31, 2010. The total intrinsic value of options exercised during the three month period ended March 31, 2009 was $22,000 and the associated income tax benefit recognized was $4,000.

No options were granted during the three month periods ended March 31, 2010 and 2009.

Note 12 — Related Party Transaction

Effective January 20, 2010, the Company repurchased and retired a total of 200,000 shares of the Company’s common stock at a price of $7.00 per share for a total cost of $1,400,000. Such shares were repurchased under a stock purchase agreement with one of the Company’s directors at a price below the $7.95 market value of the Company’s common stock on the date of the transaction. Such repurchases were not part of a publicly announced plan or program.

Note 13 — Subsequent Events

On April 13, 2010, the Company entered into a Sale, Purchase and Escrow Agreement to purchase an office building, including land, in Tampa, Florida for $7.1 million. The agreement required the Company to deliver to its escrow agent two nonrefundable deposits totaling $1.0 million, which the Company has fully paid as of May 13, 2010 upon completion of a 30-day review and approval period. The Company expects to complete the acquisition before May 31, 2010. The Company plans to relocate all of its operations to this facility in the fourth quarter of 2010.

Report by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2010, and for the three month periods ended March 31, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of March 31, 2010, the related condensed consolidated statements of earnings and cash flows for the three month periods ended March 31, 2010 and 2009, and the condensed consolidated statement of stockholders’ equity for the three month period ended March 31, 2010. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 5, 2010

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners Choice, Inc. and its subsidiaries.

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

OVERVIEW

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of March 31, 2010, we had total assets of $128.2 million and stockholders’ equity of $44.7 million. Our net income was $698,000 for the three months ended March 31, 2010. Our book value per share increased to $7.21 as of March 31, 2010 compared to $7.03 as of December 31, 2009.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. We currently have approximately 69,000 property and casualty insurance policies in force. These policies were assumed in seven separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, and December 2009, and account for substantially all of our premium revenue since inception. Of those policies assumed, approximately

86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our existing policies represent approximately $127.0 million in annualized premiums.

Citizens requires us to offer renewals on the policies we acquire for a period of three years subsequent to the initial expiration of the assumed policies. The policyholders have the option to renew with us or they may ask their agent to place their coverage with another insurance company. They may also elect to return to Citizens, i.e. opt out, prior to the policy renewal date. We strive to retain these policies by offering competitive rates to our policyholders, which may be below the rates we initially charged in our take-out program.

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

Recent Developments

On April 13, 2010, we entered into a Sale, Purchase and Escrow Agreement to purchase an office building, including land, in Tampa, Florida for $7.1 million. The agreement required us to deliver to our escrow agent two nonrefundable deposits totaling $1.0 million, which the Company has fully paid as of May 13, 2010 upon completion of a 30-day review and approval period. We expect to complete the acquisition before May 31, 2010. We plan to relocate all of our operations to this facility in the fourth quarter of 2010.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Operating Revenue
Gross premiums earned	$30,344	30,337
Premiums ceded	(14,103)	(9,007)

Net premiums earned	16,241	21,330
Net investment income	531	358
Other Income	215	635

Total operating revenue	16,987	22,323

Operating Expenses
Losses and loss adjustment expenses	9,813	10,022
Policy acquisition and other underwriting expenses	4,292	920
Other operating expenses	1,696	1,244

Total operating expenses	15,801	12,186

Income before income taxes	1,186	10,137
Income taxes	488	3,853

Net income	$698	6,284

Ratios to Net Premiums Earned:
Loss Ratio	60.42%	46.99%
Expense Ratio	36.87%	10.14%

Combined Ratio	97.29%	57.13%

Ratios to Gross Premiums Earned:
Loss Ratio	32.34%	33.04%
Expense Ratio	19.73%	7.13%

Combined Ratio	52.07%	40.17%

Per Share Data:
Basic earnings per share	$.11	$.91

Diluted earnings per share	$.10	$.87

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Our results of operations for the three months ended March 31, 2010 reflect net income of $698,000, or $.10 earnings per diluted share, compared to net income of $6.3 million, or $.87 earnings per diluted share, for the three months ended March 31, 2009.

Revenue

Gross Premiums Earned for the three months ended March 31, 2010 were $30.3 million and reflect the revenue from policies assumed from Citizens in connection with the seven assumption transactions through December 2009 and the revenue on the renewal of these policies. Gross premiums earned for the three months ended March 31, 2009 were $30.3 million and reflect the revenue from policies assumed from Citizens in connection with the six assumption transactions through December 2008 and the revenue on the renewal of these policies. Our gross earned premiums for the three months ended March 31, 2010 and 2009 were offset by policyholder opt outs processed during the respective quarters. The amounts related to these policyholder opt outs were significantly higher in 2010 as compared to 2009.

Premiums Ceded for the three months ended March 31, 2010 and 2009 were $14.1 million and $9.0 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates, which become effective on June 1 of each year, are based primarily on policy exposures reflected in gross premiums earned. Thus, the $5.1 million increase in premiums ceded during 2010 is primarily due to the increase in our policy exposure base between June 1, 2008 and June 1, 2009. In addition, our reinsurers imposed a general rate increase of approximately seven percent effective June 1, 2009. Premiums ceded were 46.5% and 29.7% of gross premiums earned during the three months ended March 31, 2010 and 2009, respectively.

Net Premiums Earned for the three months ended March 31, 2010 and 2009 were $16.2 million and $21.3 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above. Net premiums earned decreased by $5.1 million in 2010 as compared to 2009 as a result of the increases in our reinsurance premiums and policyholder opt outs as described above.

Net Premiums Written during the three months ended March 31, 2010 and 2009 totaled $(5.3) million and $29.4 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. During 2010, our net premiums written were negative primarily as a result of the larger than anticipated opt outs (policyholders’ decisions to return to Citizens) on policies assumed in December 2009.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net Premiums Written	$(5,339)	29,396
Decrease (Increase) in Unearned Premiums	21,580	(8,066)

Net Premiums Earned	$16,241	21,330

Net Investment Income for the three months ended March 31, 2010 and 2009 was $531,000 and $358,000, respectively. There were no other than temporary impairments recorded during the three months ended March 31, 2010 and 2009. The $173,000 increase in total investment income is primarily due to interest income received from our investments in fixed maturity securities, which were added to our investment portfolio beginning in the second quarter of 2009. This increase was offset by a reduction in interest income with respect to various certificates of deposit redeemed since March 31, 2009.

Other Income for the three months ended March 31, 2010 and 2009 of $215,000 and $635,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies. Policy fees decreased $412,000 during 2010 as a direct result of the decrease in policies written.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $9.8 million and $10.0 million, respectively, during the three months ended March 31, 2010 and 2009.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $19.2 million at March 31, 2009 to $20.8 million at March 31, 2010. The $1.6 million increase in our Reserves during 2010 is comprised of a $6.5 million increase specific to the three months ended March 31, 2010 offset by a reduction of $4.4 million and $0.5 million in our Reserves for 2009 and 2008, respectively. The $6.5 million in Reserves established for 2010 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2010. The decrease of $4.9 million specific to our 2009 and 2008 accident-year reserves is due to favorable development arising from lower than expected loss development during 2010 relative to expectations used to establish our Reserve estimates at the end of 2009. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2010 and 2009 of $4.3 million and $0.9 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The $3.4 million increase in 2010 is primarily due to increases in our commissions specific to our renewal business, which accounted for $23.3 million of our gross earned premiums in 2010 compared to $9.6 million in 2009. In addition, we experienced increases in our premium taxes, payroll and other underwriting expenses in 2010 reflective of the increase in renewal policy volume.

Other Operating Expenses for the three months ended March 31, 2010 and 2009 were $1.7 million and $1.2 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $452,000 increase is primarily attributable to an increase of $489,000 in 2010 for administrative compensation and related benefits offset by a decrease of $37,000 in net other operating expenses. The increase attributable to compensation and related benefits relates to our 2010 retention bonus program for directors and executive officers and, also, to new employees hired since March 31, 2009. As of March 31, 2010, we had 57 employees compared to 36 employees as of March 31, 2009.

Income Taxes for the three months ended March 31, 2010 and 2009 were $0.5 million and $3.9 million, respectively, for state and federal income taxes resulting in an effective tax rate of 41% for 2010 and 38.0% for 2009.

Ratios:

The loss ratio applicable to the three months ended March 31, 2010 (loss and loss adjustment expenses related to net premiums earned) was 60.4% compared to 47.0% for the three months ended March 31, 2009. Our loss ratio was negatively impacted by a significant increase in our reinsurance costs during 2010, which reduced our net premiums earned.

The expense ratio applicable to the three months ended March 31, 2010 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 36.9% compared to 10.1% for the three months ended March 31, 2009. We have experienced an increase in our expense ratio due to increases in our premium taxes, payroll, and other underwriting expenses required to manage our policies in force as we have renewed more policies in 2010 than in 2009 (see Policy Acquisition and Other Underwriting Expenses above). In addition, our expense ratio was negatively impacted by a significant increase in our reinsurance costs during 2010, which reduced our net premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended March 31, 2010 was 97.3% compared to 57.1% for the three months ended March 31, 2009.

The combined loss and expense ratio to gross premiums earned for the three months ended March 31, 2010 was 52.1% compared to 40.2% for the three months ended March 31, 2009.

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

Our insurance subsidiary requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss adjustment expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the three months ended March 31, 2010 and 2009 are summarized below.

Cash Flows for the Three Months Ended March 31, 2010

Net cash provided by operating activities for the three months ended March 31, 2010 was approximately $12.3 million, which resulted primarily from the collection of $19.5 million from Citizens and $5.9 million in advance premiums offset by cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by investing activities of $0.5 million was primarily due to the net amount of $4.2 million received from the redemption of various certificates of deposit offset by the net amount of $3.5 million used to purchase various fixed maturity securities. Net cash used in financing activities totaled $1.8 million, which was due to the repurchases during the period of our shares and warrants.

Cash Flows for the Three Months Ended March 31, 2009

Net cash provided by operating activities for the three months ended March 31, 2009 was approximately $4.6 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $6.2 million was primarily the result of our purchase of short-term investments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit (i.e., CDs maturing in less than thirteen months), and time deposits (i.e. CDs maturing in more than twelve months).

At March 31, 2010, we have approximately 27% of our available cash apportioned among investments in U.S. Treasury notes, commercial mortgage-backed securities, and corporate bonds. Such investments include securities that will be held-to-maturity and, also, certain investments that are available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value while fixed maturities classified as held-to-maturity are carried at amortized cost. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments, creating the opportunity for realized investment gains on disposition.

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

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2010, $6.5 million of the total $20.8 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $14.3 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At March 31, 2010, $9.4 million of the $14.3 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at March 31, 2010 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 30, 2010. For the three months ended March 31, 2010, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1a – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2010.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Repurchases of Securities

Effective March 18, 2009, our Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the quarter ended March 31, 2010, the Company repurchased and retired a total of 54,143 shares at an average price of $7.35 per share and a total cost, inclusive of fees and commissions, of $401,000, or $7.41 per share, under this authorized repurchase program. The following table provides information with respect to shares repurchased during the quarter ended March 31, 2010:

	(a) Total Number Of Shares Repurchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
Period
January 1-31, 2010	207,636	*	7.93	7,303	$2,831,000
February 1-28, 2010	12,930		7.64	12,930	2,731,000
March 1-31, 2010	33,910		7.11	33,910	2,488,000

Total	254,476	*	$7.35	54,143

*Includes 200,000 shares of common stock repurchased by the Company from one of the Company’s directors in January 2010 at a price of $7.00 per share for a total purchase price of $1.4 million. Also includes 333 placement agent warrants repurchased by the Company in January 2010 at a price of $1.20 per warrant for a total purchase price of $400. Such repurchases were not part of a publicly announced plan or program.

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

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Sale, Purchase and Escrow Agreement, dated March 13, 2010, between CAT-FLA Owner LLC and HCPCI Holdings LLC.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.11	Service Contract for Homeowners Claims Handling dated January 29, 2010, but effective January 1, 2010, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2009 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2009 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.15	Multi-Year Excess Catastrophe Reinsurance Contract dated June 1, 2008 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

May 14, 2010	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2010	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.