Form 10-Q
period 2010-06-30
Homeowners Choice, Inc.
filed 2010-08-13
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

Homeowners Choice, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-5961396
(State of Incorporation)	(IRS Employer Identification No.)

2340 Drew Street, Suite 200

Clearwater, FL 33765

(Address, including zip code of principal executive offices)

(727) 213-3600

Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐    (The registrant has not yet been phased into the interactive data requirements)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on August 6, 2010 was 6,103,138.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At June 30,	At December 31,
	2010	2009
	(Unaudited)
Assets
Investment in fixed maturity securities, held-to-maturity, at amortized cost (fair value $4,250)	$ --	4,049
Investments in fixed maturity securities, available-for-sale, at fair value (amortized cost $16,660 and $19,763)	17,517	19,266
Time deposits	13,763	13,507
Short-term investments	4,078	11,521
Total investments	35,358	48,343
Cash and cash equivalents	76,300	43,453
Accrued interest and dividends receivable	166	176
Premiums receivable	10,029	4,899
Assumed reinsurance balances receivable	--	19,525
Prepaid reinsurance premiums	7,693	7,205
Deferred policy acquisition costs	9,954	10,496
Property and equipment, net	7,640	399
Deferred income taxes	2,052	2,438
Other assets	1,421	958
Total assets	$150,613	137,892
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	23,117	19,178
Unearned premiums	66,140	68,509
Advance premiums	6,661	713
Assumed reinsurance balances payable	658	--
Accrued expenses	6,309	3,742
Income taxes payable	624	167
Other liabilities	1,302	205
Total liabilities	104,811	92,514
Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	--	--
Common stock, (no par value, 40,000,000 shares authorized, 6,122,234 and 6,456,635 shares issued and outstanding in 2010 and 2009)	--	--
Additional paid-in capital	18,776	21,164
Retained earnings	26,500	24,520
Accumulated other comprehensive income (loss)	526	(306)
Total stockholders’ equity	45,802	45,378
Total liabilities and stockholders’ equity	$150,613	137,892

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue
Gross premiums earned	$29,978	28,614	60,322	58,950
Premiums ceded	(14,333)	(8,999)	(28,436)	(18,005)
Net premiums earned	15,645	19,615	31,886	40,945

Net investment income	569	361	1,100	719
Realized investment gains	505	--	505	--
Other	692	376	908	1,011

Total revenue	17,411	20,352	34,399	42,675

Expenses

Losses and loss adjustment expenses	10,863	12,605	20,676	22,627
Policy acquisition and other underwriting expenses	2,668	1,320	6,960	2,240
Other operating expenses	1,886	1,515	3,583	2,759

Total expenses	15,417	15,440	31,219	27,626

Income before income taxes	1,994	4,912	3,180	15,049

Income taxes	712	1,907	1,200	5,760

Net income	$ 1,282	3,005	1,980	9,289

Basic earnings per share	$ .21	.44	.32	1.35

Diluted earnings per share	$ .19	.42	.29	1.28

Dividends per share	$ --	--	--	--

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 1,980	9,289
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	68	241
Amortization of discounts on investments in fixed maturity securities	(39)	--
Loss on disposal of property and equipment	--	82
Depreciation and amortization	57	29
Deferred income taxes (benefit)	(136)	856
Realized gains on sales of investments	(505)	--
Changes in operating assets and liabilities:
Premiums receivable	(5,130)	(28,021)
Assumed reinsurance balances receivable	19,525	--
Advance premiums	5,948	--
Prepaid reinsurance premiums	(488)	7,046
Reinsurance balances receivable	--	157
Accrued interest and dividends receivable	10	(6)
Other assets	(463)	4
Assumed reinsurance balances payable	658	--
Ceded reinsurance balances payable	--	(168)
Deferred policy acquisition costs	542	(6,242)
Losses and loss adjustment expenses	3,939	8,527
Unearned premiums	(2,369)	15,464
Income taxes payable	457	(3,055)
Accrued expenses and other liabilities	3,664	4,685
Net cash provided by operating activities	27,718	8,888
Cash flows from investing activities:
Purchase of property and equipment, net	(7,298)	(85)
Purchase of fixed maturity securities	(4,546)	(1,889)
Proceeds from sales of investments	12,242	--
Increase in time deposits, net	(256)	--
Decrease (increase) in short-term investments, net	7,443	(7,460)
Net cash provided by (used in) investing activities	7,585	(9,434)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	100	40
Repurchases of common stock	(2,595)	(613)
Excess tax benefit from common stock options exercised	39	9
Net cash used in financing activities	(2,456)	(564)
Net increase (decrease) in cash and cash equivalents	32,847	(1,110)
Cash and cash equivalents at beginning of period	43,453	81,060
Cash and cash equivalents at end of period	$ 76,300	79,950
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 600	7,950
Cash paid for interest	$ --	--
Non-cash investing activity -
Unrealized gain on investments in fixed maturity securities, available for sale, net of tax	$ 832	--
See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2010

(Dollars in thousands, except share amounts)

	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Change in Other Comprehensive (Loss)/Income	Total
	Shares	Amount

Balance at December 31, 2009	6,456,635	$ --	21,164	24,520	(306)	45,378
Net income (unaudited)	--	--	--	1,980	--	1,980
Net change in unrealized gains of available-for-sale securities, net of income taxes (unaudited)	--	--	--	--	832	832
Comprehensive income (unaudited)						2,812
Repurchases and retirement of common stock (unaudited)	(374,401)	--	(2,595)	--	--	(2,595)
Excess tax benefit from common stock options exercised (unaudited)	--	--	39	--	--	39
Exercise of common stock options (unaudited)	40,000	--	100	--	--	100
Stock-based Compensation (unaudited)	--	--	68	--	--	68
Balance at June 30, 2010 (unaudited)	6,122,234	$ --	18,776	26,500	526	45,802

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Managers, Inc., Southern Administration, Inc., Claddaugh Casualty Insurance Company, Ltd., and Homeowners Choice Property & Casualty Insurance Company, Inc. and its subsidiary, HCPCI Holdings LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2010.

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

Accounting Standards Update No. 2010-15.    In April 2010, the FASB issued Accounting Standards Update No. 2010-15 (“ASU 2010-15”), Financial Services – Insurance (Topic 944), How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. The amendments in ASU 2010-15 clarify that an insurance entity should not consider any separate account interest held for the benefit of policy holders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. Such separate accounts represent assets that are typically maintained by a life insurance entity for purposes of funding obligations to individual contract holders under fixed-benefit or variable annuity contracts, pension plans, and similar contracts. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. As this ASU relates to life and annuity insurance products, adoption of this guidance will not have an effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2010-17.    In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (“ASU 2010-17”), Revenue Recognition – Milestone Method (Topic 605), Milestone Method of Revenue Recognition. The amendments in ASU 2010-17 provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-18.    In April 2010, the FASB issued Accounting Standards Update No. 2010-18 (“ASU 2010-18”), Receivables (Topic 310), Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. As a result of the amendments in ASU 2010-18, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Subtopic 310-30 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-20.    In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of the amendments in ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures should include; the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. For public entities, the amendments in ASU 2010-20 for disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments

At December 31, 2009 the Company held investments in fixed maturity securities comprised of corporate bonds, which were classified as held-to-maturity. The amortized cost and estimated fair value of these investments at December 31, 2009 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2009
Corporate Bonds	$ 4,049	237	(36)	4,250

During the quarter ended June 30, 2010, the Company sold one security held to maturity with a carrying value of $1.9 million for gross proceeds of $2.1 million and recognized a gain of $0.2 million. All held to maturity securities were reclassified to available for sale on the date of sale and the Company does not anticipate using the held to maturity classification in the future. While the Company continues to have the ability to hold these securities to maturity, the transfers to available for sale were made as a result of a change in management’s objectives with respect to its investment portfolio, which was newly established in the second quarter of 2009. During the quarter ended June 30, 2010, the Company also sold a portion of its investment in U. S. Treasury notes classified as available-for-sale with a carrying value of $9.8 million and gross proceeds of $10.1 million, which resulted in a $0.3 million gross realized gain included in earnings.

The Company has investments in available-for-sale, fixed maturity securities comprised of U.S. Treasury notes, corporate bonds, and commercial mortgage-backed securities, all of which are carried at fair value. At June 30, 2010 and December 31, 2009, the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale fixed maturity securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2010
U.S. Treasury notes	$ 4,908	202	--	5,110
Corporate Bonds	6,667	107	(101)	6,673
Commercial mortgage-backed securities	5,085	649	--	5,734
Total	$16,660	958	(101)	17,517

December 31, 2009
U.S. Treasury notes	$14,712	--	(505)	14,207
Commercial mortgage-backed securities	5,051	44	(36)	5,059
Total	$19,763	44	(541)	19,266

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The scheduled maturities of fixed maturity securities at June 30, 2010 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale
Due after one year to five years	$ 1,037	953
Due after five years to ten years	10,538	10,830
Commercial mortgage-backed securities	5,085	5,734
	$16,660	17,517

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

Securities with gross unrealized loss positions at June 30, 2010, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than twelve months
	Gross Unrealized Loss	Fair Value

Corporate bonds	$ 101	3,072

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its securities. The unrealized losses on investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, the Company does not consider any of its investments in fixed maturity securities to be other-than-temporarily impaired at June 30, 2010.

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

Note 4 – Fair Value Measurements, continued

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets.

Level 2 – Other inputs that are observable for the asset, either directly or indirectly.

Level 3 – Inputs that are unobservable.

The following table presents information about the Company’s available-for-sale fixed maturity securities measured at fair value as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010
June 30, 2010
Fixed maturity securities, available-for-sale	$ 11,783	5,734	--	17,517

December 31, 2009
Fixed maturity securities, available-for-sale	$ 14,207	5,059	--	19,266

Note 5 – Property Acquisition

On June 1, 2010, the Company purchased property in Tampa, Florida for a total purchase price of $7.1 million. The property consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a three-story parking garage valued at $1.2 million, $5.3 million, and $0.6 million, respectively. This facility will be used by the Company and its subsidiaries, all of which will be headquartered in the new facility. The Company expects to complete the relocation of its employees and infrastructure by early 2011 upon completion of various building improvements, which are expected to cost the Company between $1.25 million and $1.75 million. In addition, the Company expects to lease to non-affiliates up to forty-nine percent of the building’s office space, which includes space occupied by existing tenants under lease agreements assumed by the Company at acquisition.

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Premiums Written
Direct	$49,854	37,176	64,729	78,333
Assumed	(666)	(1,163)	(6,776)	(3,918)
Gross written	49,188	36,013	57,953	74,415
Ceded	(14,333)	(8,999)	(28,436)	(18,005)
Net premiums written	$34,855	27,014	29,517	56,410

Premiums Earned
Direct	$25,024	14,807	48,342	24,379
Assumed	4,954	13,807	11,980	34,571
Gross earned	29,978	28,614	60,322	58,950
Ceded	(14,333)	(8,999)	(28,436)	(18,005)
Net premiums earned	$15,645	19,615	31,886	40,945

During the three and six months ended June 30, 2010 and 2009, there were no recoverables pertaining to reinsurance contracts that were deducted from losses incurred. At June 30, 2010 and December 31, 2009, prepaid reinsurance premiums related to 18 and 26 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables or prepaid reinsurance premiums as of June 30, 2010 and December 31, 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 7 – Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated loss adjustments expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance, beginning of period	$ 20,805	18,659	19,178	14,763
Incurred related to:
Current period	11,629	13,878	21,050	24,246
Prior period	(766)	(1,273)	(374)	(1,619)
Total incurred	10,863	12,605	20,676	22,627
Paid related to:
Current period	(6,689)	(7,727)	(9,647)	(10,006)
Prior period	(1,862)	(247)	(7,090)	(4,094)
Total paid	(8,551)	(7,974)	(16,737)	(14,100)
Balance, end of period	$ 23,117	23,290	23,117	23,290

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

Note 8 – Income Taxes

During the three and six months ended June 30, 2010, the Company recorded approximately $0.7 million and $1.2 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 36% and 38%, respectively. During the three and six months ended June 30, 2009, the Company recorded approximately $1.9 million and $5.8 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 39% and 38%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 -- Earnings Per Share

A summary of the numerator and denominator of the basic and fully diluted earnings per share is presented below (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator:
Net earnings	$1,282	3,005	1,980	9,289
Denominator:
Weighted average shares - basic	6,153	6,843	6,219	6,869
Effect of dilutive securities:
Stock options	499	396	515	381
Weighted average shares - diluted	6,652	7,239	6,734	7,250

Earnings per share–basic	$ .21	.44	.32	1.35
Earnings per share–diluted	$ .19	.42	.29	1.28

For the three and six months ended June 30, 2010, 1,738,335 warrants to purchase an aggregate of 905,001 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $9.10 specific to the warrants exceeded the average market price of the Company’s common stock. For the three and six months ended June 30, 2009, 40,000 options and 1,771,668 warrants to purchase an aggregate of 978,334 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 specific to the options and $9.10 specific to the warrants exceeded the average market price of the Company’s common stock.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 -- Stockholders’ Equity

Common Stock

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three months ended June 30, 2010, the Company repurchased and retired a total of 120,258 shares at an average price of $6.55 per share and a total cost, inclusive of fees and commissions, of $794,000, or $6.60 per share, under this authorized repurchase program. During the six months ended June 30, 2010, the Company repurchased and retired a total of 174,401 shares at an average price of $6.80 per share and a total cost, inclusive of fees and commissions, of $1,195,000, or $6.85 per share. At June 30, 2010, a total of $1,964,000 is available in connection with this plan.

In addition, in January 2010, the Company repurchased and retired a total of 200,000 shares of the Company’s common stock at a price of $7.00 per share for a total cost of $1,400,000 (see Note 13 – “Related Party Transaction”). Such repurchase was not part of a publicly announced plan or program.

Common Stock Warrants

At June 30, 2010, the Company has reserved 905,001 shares of common stock for issuance upon the exercise of its common stock warrants, all of which were issued coincident with the Company’s initial public offering (“IPO”). A summary of the warrant activity for the six months ended June 30, 2010 is presented below:

	Number Of Warrants Issued	Number of Common Shares Issuable Upon Conversion of Warrants

Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of 66,666 warrants forfeited and 33,000 warrants repurchased	72,000	72,000
Warrants outstanding at December 31, 2009	1,738,668	905,334
Placement agent warrants repurchased by the Company at a price of $1.20 per warrant in January 2010	(333)	(333)
Warrants outstanding at June 30, 2010	1,738,335	905,001

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 -- Stockholders’ Equity, continued

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

Preferred Stock

At June 30, 2010, the Company is authorized to issue 20,000,000 shares of preferred stock, no par value. The authorized but unissued preferred stock may be issued in one or more series and the shares of each series shall have such rights as determined by the Company’s Board of Directors.

Note 11 -- Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$1,282	3,005	1,980	9,289
Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the period	1,230	--	1,859	--
Reclassification adjustment for realized gains	(505)	--	(505)	--
Net change in unrealized gains	725	--	1,354	--
Deferred income taxes on above changes	(280)	--	(522)	--
Other comprehensive income	445	--	832	--
Comprehensive income	$1,727	3,005	2,812	9,289

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 12 -- Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At June 30, 2010, options to purchase 4,850,000 shares are available for grant under the Plan. The outstanding options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,130,000	$ 2.66
Forfeited	(40,000)	7.00
Exercised	(40,000)	2.50
Outstanding at June 30, 2010	1,050,000	$ 2.50	7.0 years	$3,507

Exercisable at June 30, 2010	994,000	$ 2.50	7.0 years	$3,320

At June 30, 2010, there was approximately $69,000 of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of 22 months. The total fair value of shares vesting and recognized as compensation expense was approximately $24,000 and $68,000, respectively, for the three and six month periods ended June 30, 2010 and the associated income tax benefit recognized was $6,000 and $19,000, respectively. The total intrinsic value of the 40,000 options exercised during the six months ended June 30, 2010 was $147,000 and the income tax benefit recognized was $39,000. The total fair value of shares vesting and recognized as compensation expense was approximately $120,000 and $241,000, respectively, for the three and six month periods ended June 30, 2009 and the associated income tax benefit recognized was $43,000 and $86,000, respectively. The intrinsic value of options exercised during the six months ended June 30, 2009 was $42,000 and the income tax benefit recognized was $9,000.

No options were granted during the three and six month periods ended June 30, 2010 and 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 13 -- Related Party Transaction

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

Report by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2010, and for the three and six month periods ended June 30, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2010 and 2009, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2010. These interim condensed financial statements are the responsibility of the Company’s management.

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
August 13, 2010

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of June 30, 2010, we had total assets of $150.6 million and stockholders’ equity of $45.8 million. Our net income was approximately $2.0 million for the six months ended June 30, 2010. Our book value per share increased to $7.48 as of June 30, 2010 compared to $7.03 as of December 31, 2009.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. We currently have approximately 63,000 property and casualty insurance policies in force. These policies were assumed in seven separate assumption transactions which took place from July 2007 through December 2009, and account for substantially all of our premium revenue since inception. Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our existing policies represent approximately $127.0 million in annualized premiums.

Subsequent to the initial expiration of the assumed policies, Citizens requires us to offer renewals on the policies we acquire for a period of three years. The policyholders have the option to renew with us or they may ask their agent to place their coverage with another insurance company. They may also elect to return to Citizens, i.e. opt out, prior to the policy renewal date. We strive to retain these policies by offering competitive rates to our policyholders.

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

Recent Developments

Effective June 1, 2010, we entered into excess catastrophe reinsurance treaties, which provide approximately $395 million of coverage for aggregate losses and loss adjustment expenses per event during the 2010-2011 hurricane season. We expect to be charged approximately $59 million in annual premiums with respect to these new reinsurance treaties, with such costs to be recognized over the reinsurance treaty period covering June 1, 2010 through May 31, 2011. In comparison, our reinsurance treaties covering the 2009-2010 hurricane season provided $376 million of coverage for aggregate losses and loss adjustment expenses per event at a cost to us of approximately $56 million, which we recognized over the period from June 1, 2009 through May 31, 2010. The increase applicable to the 2010 reinsurance treaty year is primarily due to an increase in coverage limits along with an increase in our total insured values. Our reinsurance costs are expected to be approximately 45% of gross earned premiums during the period from June 1, 2010 through May 31, 2011 compared to 54% during the same period in 2009-2010.

Effective June 28, 2010 our financial stability rating of “A Exceptional” was reaffirmed by Demotech, Inc.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2010 and 2009 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenue
Gross premiums earned	$29,978	28,614	60,322	58,950
Premiums ceded	(14,333)	(8,999)	(28,436)	(18,005)
Net premiums earned	15,645	19,615	31,886	40,945

Net investment income	569	361	1,100	719
Realized investment gains	505	--	505	--
Other Income	692	376	908	1,011
Total operating revenue	17,411	20,352	34,399	42,675

Operating Expenses
Losses and loss adjustment expenses	10,863	12,605	20,676	22,627
Policy acquisition and other underwriting expenses	2,668	1,320	6,960	2,240
Other operating expenses	1,886	1,515	3,583	2,759
Total operating expenses	15,417	15,440	31,219	27,626
Income before income taxes	1,994	4,912	3,180	15,049
Income taxes	712	1,907	1,200	5,760
Net income	$ 1,282	3,005	1,980	9,289

Ratios to Net Premiums Earned:
Loss Ratio	69.43%	64.26%	64.84%	55.26%
Expense Ratio	29.11%	14.46%	33.07%	12.21%
Combined Ratio	98.54%	78.72%	97.91%	67.47%

Ratios to Gross Premiums Earned:
Loss Ratio	36.24%	44.05%	34.28%	38.38%
Expense Ratio	15.19%	9.91%	17.48%	8.48%
Combined Ratio	51.43%	53.96%	51.76%	46.86%

Per Share Data:
Basic earnings per share	$ .21	.44	.32	1.35
Diluted earnings per share	$ .19	.42	.29	1.28

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Our results of operations for the three months ended June 30, 2010 reflect net income of $1.3 million, or $.19 earnings per diluted share, compared to net income of $3.0 million, or $.42 earnings per diluted share, for the three months ended June 30, 2009.

Revenue

Gross Premiums Earned for the three months ended June 30, 2010 were $30.0 million and reflect the revenue from policies assumed from Citizens in connection with the seven assumption transactions through December 2009 and the revenue on the renewal of these policies. Gross premiums earned for the three months ended June 30, 2009 were $28.6 million and reflect the revenue from policies assumed from Citizens in connection with the six assumption transactions through December 2008 and the revenue on the renewal of these policies.

Premiums Ceded for the three months ended June 30, 2010 and 2009 were $14.3 million and $9.0 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates, which become effective on June 1 of each year, are based primarily on gross insured values reflected in gross premiums earned. The $5.3 million increase in premiums ceded during 2010 is primarily due to an increase in coverage limits and an increase in our policy exposure base between June 1, 2009 and June 1, 2010. Premiums ceded were 47.8% and 31.4% of gross premiums earned during the three months ended June 30, 2010 and 2009, respectively.

Net Premiums Earned for the three months ended June 30, 2010 and 2009 were $15.6 million and $19.6 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above. Net premiums earned decreased by $4.0 million in 2010 as compared to 2009 as a result of the increases in our reinsurance premiums.

Net Premiums Written during the three months ended June 30, 2010 and 2009 totaled $34.9 million and $27.0 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	2010	2009
Net Premiums Written	$34,855	27,014
Increase in Unearned Premiums	(19,210)	(7,399)
Net Premiums Earned	$15,645	19,615

Net Investment Income for the three months ended June 30, 2010 and 2009 was $0.6 million and $0.4 million, respectively. The $0.2 million increase in total investment income is primarily due to interest income received from our investments in fixed maturity securities, which we began adding to our investment portfolio beginning in the second quarter of 2009. This increase was offset by a reduction in interest income with respect to various certificates of deposit redeemed since June 30, 2009.

Realized Investment Gains for the three months ended June 30, 2010 of $505,000 reflects the gain realized from sales of one corporate bond and a portion of our investment in U.S. Treasury notes during the quarter ended June 30, 2010. We had no investment sales in the quarter ended June 30, 2009.

Other Income for the three months ended June 30, 2010 and 2009 of $692,000 and $376,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies. Policy fees increased $316,000 during 2010 as a direct result of the increase in policies written.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $10.9 million and $12.6 million, respectively, during the three months ended June 30, 2010 and 2009. The $1.7 million decrease during 2010 is primarily attributable to favorable development during the three months ended June 30, 2010 with respect to our reserves for prior years’ claims. Our losses and loss adjustment expense reserves are more fully described below under the “Expenses” comparative for the six months ended June 30, 2010 and 2009 and, additionally, under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2010 and 2009 of $2.7 million and $1.3 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The $1.4 million increase in 2010 is primarily due to an increase in our commission expense specific to our renewal business, which accounted for $49.9 million of our direct written premiums in 2010 compared to $37.2 million in 2009. In addition, we experienced increases in our premium taxes, payroll and other underwriting expenses in 2010 reflective of the increase in renewal policy volume.

Other Operating Expenses for the three months ended June 30, 2010 and 2009 were $1.9 million and $1.5 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $0.4 million increase is primarily attributable to an increase in 2010 for administrative compensation and related benefits. As of June 30, 2010, we had 69 employees compared to 49 employees as of June 30, 2009.

Income Taxes for the three months ended June 30, 2010 and 2009 were $0.7 million and $1.9 million, respectively, for state and federal income taxes resulting in an effective tax rate of 36% for 2010 and 39% for 2009.

Ratios:

The loss ratio applicable to the three months ended June 30, 2010 (loss and loss adjustment expenses related to net premiums earned) was 69.4% compared to 64.3% for the three months ended June 30, 2009. Our loss ratio was negatively impacted by the increase in our reinsurance costs during 2010, which reduced our net premiums earned.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended June 30, 2010 was 51.4% compared to 54.0% for the three months ended June 30, 2009.

The expense ratio applicable to the three months ended June 30, 2010 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 29.1% compared to 14.5% for the three months ended June 30, 2009. We have experienced an increase in our expense ratio due to increases in our premium taxes, payroll, and other underwriting expenses required to manage our policies in force as we have renewed more policies in 2010 than in 2009 (see Policy Acquisition and Other Underwriting Expenses above). In addition, our expense ratio was negatively impacted by the increase in our reinsurance costs during 2010, which reduced our net premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended June 30, 2010 was 98.5% compared to 78.7% for the three months ended June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Our results of operations for the six months ended June 30, 2010 reflect net income of $2.0 million, or $.29 earnings per diluted share, compared to net income of $9.3 million, or $1.28 earnings per diluted share, for the six months ended June 30, 2009.

Revenue

Gross Premiums Earned for the six months ended June 30, 2010 were $60.3 million and reflect the revenue from policies assumed from Citizens in connection with the seven assumption transactions through December 2009 and the revenue on the renewal of these policies. Gross premiums earned for the six months ended June 30, 2009 were $59.0 million and reflect the revenue from policies assumed from Citizens in connection with the six assumption transactions through December 2008 and the revenue on the renewal of these policies.

Premiums Ceded for the six months ended June 30, 2010 and 2009 were $28.4 million and $18.0 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates, which become effective on June 1 of each year, are based primarily on gross insured values reflected in gross premiums earned. Thus, the $10.4 million increase in premiums ceded during 2010 is primarily due to the increase in our policy exposure base between June 1, 2009 and June 1, 2010. Premiums ceded were 47.1% and 30.5% of gross premiums earned during the six months ended June 30, 2010 and 2009, respectively.

Net Premiums Earned for the six months ended June 30, 2010 and 2009 were $31.9 million and $40.9 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above. Net premiums earned decreased by $9.1 million in 2010 as compared to 2009 as a result of the increases in our reinsurance premiums.

Net Premiums Written during the six months ended June 30, 2010 and 2009 totaled $29.5 million and $56.4 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,
	2010	2009

Net Premiums Written	$29,517	56,410
Decrease (Increase) in Unearned Premiums	2,369	(15,465)
Net Premiums Earned	$31,886	40,945

Net Investment Income for the six months ended June 30, 2010 and 2009 was $1.1 million and $0.7 million, respectively. The $0.4 million increase in total investment income is primarily due to interest income received from our investments in fixed maturity securities, which were added to our investment portfolio beginning in the second quarter of 2009. This increase was offset by a reduction in interest income with respect to various certificates of deposit redeemed since June 30, 2009.

Realized Investment Gains for the six months ended June 30, 2010 of $505,000 reflects the gain realized from sales of one corporate bond and a portion of our investment in U.S. Treasury notes during the quarter ended June 30, 2010. We had no investment sales in the six months ended June 30, 2009.

Other Income for the six months ended June 30, 2010 and 2009 of $0.9 million and $1.0 million, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $20.7 million and $22.6 million, respectively, during the six months ended June 30, 2010 and 2009. The $1.9 million decrease during 2010 is primarily attributable to favorable development during the six months ended June 30, 2010 with respect to our reserves for prior years’ claims.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $19.2 million at June 30, 2009 to $23.1 million at June 30, 2010. The $3.9 million increase in our Reserves during 2010 is comprised of a $11.4 million increase specific to the 2010 accident year offset by a reduction of $6.4 million, $1.0 million, and $0.1 million in our Reserves for 2009, 2008, and 2007 accident years, respectively. The $11.4 million in Reserves established for 2010 claims is due to the reported claims and policy exposure, which resulted in an increase in the number of reported losses in 2010. The decrease of $7.5 million specific to our 2009, 2008 and 2007 accident-year reserves is due to favorable development arising from lower than expected loss development during 2010 relative to expectations used to establish our Reserve estimates at the end of 2009. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2010 and 2009 of $7.0 million and $2.2 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production of policies, and premium taxes and policy fees. The $4.8 million increase in 2010 is primarily attributable to a $4.5 million increase in our premium taxes and other underwriting expenses directly attributable to policy renewals and a $0.3 million increase in our payroll and other underwriting expenses required to manage our policies in force.

Other Operating Expenses for the six months ended June 30, 2010 and 2009 were $3.6 million and $2.8 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $0.8 million increase is primarily attributable to an increase for administrative compensation and related benefits. As of June 30, 2010, we had 69 employees compared to 49 employees as of June 30, 2009.

Income Taxes for the six months ended June 30, 2010 and 2009 were $1.2 million and $5.8 million, respectively, for state and federal income taxes resulting in an effective tax rate of 38% for each of 2010 and 2009.

Ratios:

The loss ratio applicable to the six months ended June 30, 2010 (loss and loss adjustment expenses related to net premiums earned) was 64.8% compared to 55.3% for the six months ended June 30, 2009. Our loss ratio was negatively impacted by a significant increase in our reinsurance costs during 2010, which reduced our net premiums earned.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the six months ended June 30, 2010 was 51.8% compared to 46.9% for the six months ended June 30, 2009.

The expense ratio applicable to the six months ended June 30, 2010 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 33.1% compared to 12.2% for the six months ended June 30, 2009. We have experienced an increase in our expense ratio due to increases in our premium taxes, payroll, and other underwriting expenses required to manage our policies in force as we have renewed more policies in 2010 than in 2009 (see Policy Acquisition and Other Underwriting Expenses above). In addition, our expense ratio was negatively impacted by a significant increase in our reinsurance costs during 2010, which reduced our net premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100.00% generally reflects profitable underwriting results. A combined ratio over 100.00% generally reflects unprofitable underwriting results. Our combined ratio for the six months ended June 30, 2010 was 97.9% compared to 67.5% for the six months ended June 30, 2009.

Seasonality of Our Business

We expect to experience increases in our losses and loss adjustment expenses during the period from June 1 through November 30 each year as this is typically the period during which hurricanes and other tropical storms may occur. As a result of such seasonal variations in our reported losses, we anticipate our operating profits during the period from June 1 through November 30 each year may be negatively impacted by an increase in losses and loss adjustment expenses.

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

In the future, we anticipate our primary use of funds will be to pay claims and operating expenses. In addition, we expect to spend between $1.0 million to $2.0 million on enhancements to our new building over the remaining months in 2010.

Cash Flows

Our cash flows from operating, investing and financing activities for the three months ended June 30, 2010 and 2009 are summarized below.

Cash Flows for the Six Months Ended June 30, 2010

Net cash provided by operating activities for the six months ended June 30, 2010 was approximately $27.7 million, which resulted primarily from the collection of $19.5 million from Citizens in connection with our December 2009 assumption transaction and $6.0 million in advance premiums offset by cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by investing activities of $7.6 million was primarily due to the receipt of $12.2 million in proceeds from the sale of securities and $7.4 million from the redemption of short-term investments offset by $4.5 million used for new investments in fixed maturity securities and $7.3 million used to purchased assets, primarily the $7.1 million used for the purchase of our new Tampa facility. Net cash used in financing activities totaled $2.5 million, which was due to the repurchases during the period of our shares and warrants.

Cash Flows for the Six Months Ended June 30, 2009

Net cash provided by operating activities for the six months ended June 30, 2009 was approximately $8.9 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $9.4 million was primarily the result of our purchase of short-term investments totaling $7.5 million plus $1.9 million used to purchase fixed maturity securities. Net cash used in financing activities totaled $564,000, which was primarily due to the repurchases of our shares during the period.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit (i.e., CDs maturing in less than thirteen months), and time deposits (i.e. CDs maturing in more than twelve months).

At June 30, 2010, we have approximately 16% of our available cash apportioned among investments in U.S. Treasury notes, commercial mortgage-backed securities, and corporate bonds, which are all classified as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments, creating the opportunity for realized investment gains on disposition.

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

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2010, $6.5 million of the total $23.1 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $16.6 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At June 30, 2010, $8.6 million of the $16.6 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at June 30, 2010 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 30, 2010. For the six months ended June 30, 2010, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Effective March 18, 2009, our Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the quarter ended June 30, 2010, the Company repurchased and retired a total of 120,258 shares at an average price of $6.55 per share and a total cost, inclusive of fees and commissions, of $794,163, or $6.60 per share, under this authorized repurchase program. The following table provides information with respect to shares repurchased during the quarter ended June 30, 2010:

	(a) Total Number Of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
Period
April 1-30, 2010	48,464	6.92	48,464	$2,150,000
May 1-31, 2010	37,419	6.66	37,419	1,899,000
June 1-30, 2010	34,375	5.92	34,375	1,694,000
Total	120,258	$6.55	120,258

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

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2009 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.11	Service Contract for Homeowners Claims Handling dated January 29, 2010, but effective January 1, 2010, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2010 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2010 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2010 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2010 between Homeowners Choice Property & Casualty Insurance Company and The State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

August 13, 2010	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2010	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.