Form 10-Q
period 2010-09-30
Homeowners Choice, Inc.
filed 2010-11-12
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The aggregate number of shares of the registrant’s Common Stock, no par value, outstanding on November 5, 2010 was 6,270,439.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At September 30,	At December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturity securities, held-to-maturity, at amortized cost (fair value $4,250)	$—	4,049
Fixed maturity securities, available-for-sale, at fair value (amortized cost $15,027 and $19,763)	15,619	19,266
Equity securities, available-for-sale, at fair value	677	—
Time deposits	13,900	13,507
Short-term investments	1,998	11,521

Total investments	32,194	48,343
Cash and cash equivalents	78,417	43,453
Accrued interest and dividends receivable	110	176
Premiums receivable	9,327	4,899
Assumed reinsurance balances receivable	—	19,525
Prepaid reinsurance premiums	16,224	7,205
Deferred policy acquisition costs	10,301	10,496
Property and equipment, net	7,697	399
Deferred income taxes	—	2,438
Income tax receivable	1,231	—
Other assets	1,167	958

Total assets	$156,668	137,892

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	22,711	19,178
Unearned premiums	72,242	68,509
Advance premiums	4,835	713
Assumed reinsurance balances payable	243	—
Accrued expenses	3,175	2,906
Income taxes payable	—	167
Deferred income taxes	384	—
Other liabilities	6,035	1,041

Total liabilities	109,625	92,514

Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,080,666 and 6,456,635 shares issued and outstanding in 2010 and 2009)	—	—
Additional paid-in capital	18,535	21,164
Retained earnings	28,158	24,520
Accumulated other comprehensive income (loss)	350	(306)

Total stockholders’ equity	47,043	45,378

Total liabilities and stockholders’ equity	$156,668	137,892

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue
Gross premiums earned	$29,398	25,204	89,720	84,155
Premiums ceded	(14,314)	(13,193)	(42,750)	(31,199)

Net premiums earned	15,084	12,011	46,970	52,956

Net investment income	473	517	1,572	1,237
Realized investment gains	1,028	—	1,534	—
Other	487	253	1,395	1,263

Total revenue	17,072	12,781	51,471	55,456

Expenses
Losses and loss adjustment expenses	8,783	6,650	29,459	29,277
Policy acquisition and other underwriting expenses	3,730	3,430	10,689	5,670
Other operating expenses	2,021	1,365	5,604	4,124

Total expenses	14,534	11,445	45,752	39,071

Income before income taxes	2,538	1,336	5,719	16,385

Income taxes	881	521	2,081	6,282

Net income	$1,657	815	3,638	10,103

Basic earnings per share	$.27	.12	.59	1.48

Diluted earnings per share	$.25	.11	.54	1.40

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,638	10,103
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	77	363
Amortization of discounts on investments in fixed maturity securities	(45)	(36)
Loss on disposal of property and equipment	—	107
Depreciation and amortization	117	53
Deferred income taxes	2,410	1,110
Realized gains on sales of investments	(1,534)	—
Changes in operating assets and liabilities:
Premiums receivable	(4,428)	(13,339)
Assumed reinsurance balances receivable	19,525	—
Advance premiums	4,122	—
Prepaid reinsurance premiums	(9,019)	5,255
Reinsurance balances receivable	—	157
Accrued interest and dividends receivable	66	(124)
Income taxes receivable	(1,231)	—
Other assets	(209)	77
Assumed reinsurance balances payable	243	(6,136)
Deferred policy acquisition costs	195	(5,047)
Losses and loss adjustment expenses	3,533	6,969
Unearned premiums	3,733	6,142
Income taxes payable	(167)	(4,788)
Accrued expenses and other liabilities	5,263	3,030

Net cash provided by operating activities	26,289	3,896

Cash flows from investing activities:
Purchase of property and equipment, net	(7,415)	(239)
Repayment of note receivable	—	450
Purchase of fixed maturity securities	(14,731)	(22,439)
Purchase of equity securities	(2,070)	—
Proceeds from sales of fixed maturity securities	25,002	862
Proceeds from sales of equity securities	1,465	—
Increase in time deposits, net	(393)	—
Decrease (increase) in short-term investments, net	9,523	(470)

Net cash provided by (used in) investing activities	11,381	(21,836)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	100	40
Repurchases of common stock	(2,845)	(2,067)
Excess tax benefit from common stock options exercised	39	9

Net cash used in financing activities	(2,706)	(2,018)

Net increase (decrease) in cash and cash equivalents	34,964	(19,958)
Cash and cash equivalents at beginning of period	43,453	81,060

Cash and cash equivalents at end of period	$78,417	61,102

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$790	9,950

Cash paid for interest	$—	—

Non-cash investing activity -
Unrealized gain on investments, available for sale, net of tax	$656	147

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2010

(Dollars in thousands, except share amounts)

	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Change in Other Comprehensive (Loss)/Income	Total
	Shares	Amount

Balance at December 31, 2009	6,456,635	$—	21,164	24,520	(306)	45,378

Net income (unaudited)	—	—	—	3,638	—	3,638
Net change in unrealized gains of available-for-sale securities, net of income taxes (unaudited)	—	—	—	—	656	656

Comprehensive income (unaudited)						4,294
Repurchases and retirement of common stock (unaudited)	(415,969)	—	(2,845)	—	—	(2,845)
Excess tax benefit from common stock options exercised (unaudited)	—	—	39	—	—	39
Exercise of common stock options (unaudited)	40,000	—	100	—	—	100
Stock-based compensation (unaudited)	—	—	77	—	—	77

Balance at September 30, 2010 (unaudited)	6,080,666	$—	18,535	28,158	350	47,043

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Managers, Inc., Southern Administration, Inc., Claddaugh Casualty Insurance Company, Ltd., and Homeowners Choice Property & Casualty Insurance Company, Inc. and its subsidiary, HCPCI Holdings LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2010.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 1 – Summary of Significant Accounting Policies, continued

Investments in Equity Securities. The Company’s investments in equity securities are classified as available-for-sale and carried at fair value as of the balance sheet date. Temporary changes in the fair value of available-for-sale securities are reported in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of deferred income taxes. Realized investment gains and losses are determined using the specific identification method.

As part of the Company’s investment strategy, put and call options are purchased or sold on various equity securities the Company is willing to buy or sell. The premiums received are recorded as a liability until such time as the options are exercised or expire. Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire. With respect to these written option contracts, the Company includes the net gain or loss in the amount reported for realized investments gains in the Condensed Consolidated Statement of Earnings. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” in the event the Company has open option contracts at the end of the reporting period, these options are marked to fair value through earnings.

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2010-11. In March 2010, the FASB issued Accounting Standards Update No. 2010-11 (“ASU 2010-11”), Derivatives and Hedging (ASC Topic 815), Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 provides clarifications and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in various paragraphs under Topic 815. The amendments in this update will be effective at the beginning of the reporting entity’s first fiscal quarter beginning after September 15, 2010 with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-13. In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU 2010-13”), Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments were designed to improve GAAP because they improve consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial condition or results of operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2010-20. In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Receivables (ASC Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of the amendments in ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures should include: the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. For public entities, the amendments in ASU 2010-20 for disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-25. In September 2010, the FASB issued Accounting Standards Update No. 2010-25 (“ASU 2010-25”), Plan Accounting – Defined Contribution Pension Plans (ASC Topic 962), Reporting Loans to Participants by Defined Contribution Pension Plans. The objective of the amendments in ASU 2010-25 is to clarify how loans to participants should be classified and measured by defined contribution pension benefit plans. The amendments in this update require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. For public entities, the amendments in ASU 2010-25 should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update No. 2010-26. In October 2010, the FASB issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (ASC Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of the amendments in ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in this ASU specify which costs should be capitalized. The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. Management is currently evaluating the impact of ASU 2010-26 and the effect, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 3 – Investments

The company holds investments in fixed maturity securities as well as equity securities, which are classified as available for sale. At September 30, 2010 and December 31, 2009, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2010
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$2,545	24	—	2,569
Corporate bonds	6,022	129	(12)	6,139
Commercial mortgage-backed securities	6,146	458	(10)	6,594
Other	314	3	—	317

Total	15,027	614	(22)	15,619

Equity securities	698	9	(30)	677

December 31, 2009
Fixed Maturity Securities:
U.S. Treasury notes	$14,712	—	(505)	14,207
Commercial mortgage-backed securities	5,051	44	(36)	5,059

Total	$19,763	44	(541)	19,266

At December 31, 2009 the Company held investments in fixed maturity securities comprised of corporate bonds, which were classified as held-to-maturity. The amortized cost and estimated fair value of these investments at December 31, 2009 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2009
Corporate Bonds	$4,049	237	(36)	4,250

During the quarter ended June 30, 2010, upon the sale of one security held to maturity, the Company reclassified all remaining held to maturity securities to available for sale. The Company does not anticipate using the held to maturity classification in the future. While the Company continues to have the ability to hold these securities to maturity, the transfers to available for sale were made as a result of a change in management’s objectives with respect to its investment portfolio, which was newly established in the second quarter of 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 3 – Investments, continued

The scheduled maturities of fixed maturity securities at September 30, 2010 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$69	70
Due after one year through five years	4,412	4,444
Due after five years through ten years	3,999	4,105
Due after ten years	261	265
Asset and commercial mortgage-backed securities	6,286	6,735

	$15,027	15,619

Investment Sales – 2010

Proceeds received, and the gross realized gains and losses from sales of available for sale securities, for the three and nine month periods ended September 30, 2010 were as follows (in thousands):

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended September 30, 2010
Fixed maturity securities	$12,760	936	(1)

Equity securities*	$1,465	114	(21)

Nine months ended September 30, 2010
Fixed maturity securities	$25,002	1,442	(1)

Equity securities*	$1,465	114	(21)

*	Amounts reported for the three and nine months ended September 30, 2010 include the gross realized gains and losses from equity option contracts. During the quarter ended September 30, 2010, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $102,000 and realized a gain of $95,000, which is included in the realized investment gains in the Condensed Consolidated Statements of Earnings. There were no open option contracts at September 30, 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 3 – Investments, continued

Investment Sales – 2009

During the three and nine months ended September 30, 2009, the Company sold one fixed maturity security for gross proceeds of $862,000, resulting in a realized investment loss of less than $1,000.

Other-than-temporary Impairment (“OTTI”)

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

Securities with gross unrealized loss positions at September 30, 2010, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than twelve months
	Gross Unrealized Loss	Fair Value

Corporate bonds	$12	1,174

Commercial mortgage-backed securities	$10	960

Equity securities	$30	362

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 3 – Investments, continued

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed maturity securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at September 30, 2010.

Note 4 – Fair Value Measurements

Fair values of the Company’s available-for-sale securities are determined in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

The fair values for securities that do not trade on a daily basis are determined by management, utilizing prices obtained from an independent pricing service and information provided by brokers. Management reviews the assumptions and methods utilized by the pricing service and then compares the relevant data and pricing to broker-provided data. The Company gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through ongoing monitoring of the reported fair values.

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

Level 3 – Inputs that are unobservable.

The following table presents information about the Company’s available-for-sale securities measured at fair value as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2010
Fixed maturity securities	$8,885	6,734	—	15,619
Equity securities	677	—	—	677

Total available-for-sale securities	$9,562	6,734	—	16,296

As of December 31, 2009
Fixed maturity securities	$14,207	5,059	—	19,266

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Premiums Written
Direct	$36,021	16,370	100,750	94,704
Assumed	(521)	(489)	(7,298)	(4,407)

Gross written	35,500	15,881	93,452	90,297
Ceded	(14,314)	(13,193)	(42,750)	(31,199)

Net premiums written	$21,186	2,688	50,702	59,098

Premiums Earned
Direct	$27,616	20,310	75,959	44,690
Assumed	1,782	4,894	13,761	39,465

Gross earned	29,398	25,204	89,720	84,155
Ceded	(14,314)	(13,193)	(42,750)	(31,199)

Net premiums earned	$15,084	12,011	46,970	52,956

During the three and nine months ended September 30, 2010 and 2009, there were no recoverables pertaining to reinsurance contracts that were deducted from losses incurred. At September 30, 2010 and December 31, 2009, prepaid reinsurance premiums related to 18 and 26 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables or prepaid reinsurance premiums as of September 30, 2010 and December 31, 2009.

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

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance, beginning of period	$23,117	23,290	19,178	14,763

Incurred related to:
Current period	8,912	8,616	29,962	32,862
Prior period	(129)	(1,966)	(503)	(3,585)

Total incurred	8,783	6,650	29,459	29,277

Paid related to:
Current period	(7,243)	(5,516)	(16,890)	(15,522)
Prior period	(1,946)	(2,692)	(9,036)	(6,786)

Total paid	(9,189)	(8,208)	(25,926)	(22,308)

Balance, end of period	$22,711	21,732	22,711	21,732

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

Note 8 – Income Taxes

During the three and nine months ended September 30, 2010, the Company recorded approximately $0.9 million and $2.1 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 34.7% and 36.4%, respectively. During the three and nine months ended September 30, 2009, the Company recorded approximately $0.5 million and $6.3 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 39.0% and 38.3%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 9 – Earnings Per Share

A summary of the numerator and denominator of the basic and diluted earnings per share is presented below (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerator:
Net earnings	$1,657	815	3,638	10,103

Denominator:
Weighted average shares - basic	6,100	6,698	6,179	6,811
Effect of dilutive securities -
Stock options	469	482	497	418

Weighted average shares - diluted	6,569	7,180	6,676	7,229

Earnings per share–basic	$.27	.12	.59	1.48

Earnings per share–diluted	$.25	.11	.54	1.40

For the three and nine months ended September 30, 2010, 1,738,335 warrants to purchase an aggregate of 905,001 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $9.10 specific to the warrants exceeded the average market price of the Company’s common stock. For the three and nine months ended September 30, 2009, 40,000 options and 1,771,668 warrants to purchase an aggregate of 978,334 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 specific to the options and $9.10 specific to the warrants exceeded the average market price of the Company’s common stock.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 10 – Stockholders’ Equity

Common Stock

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three months ended September 30, 2010, the Company repurchased and retired a total of 41,568 shares at an average price of $5.95 per share and a total cost, inclusive of fees and commissions, of $249,789, or $6.01 per share, under this authorized repurchase program. During the nine months ended September 30, 2010, the Company repurchased and retired a total of 215,969 shares at an average price of $6.64 per share and a total cost, inclusive of fees and commissions, of $1,455,050, or $6.69 per share. At September 30, 2010, a total of $1,444,000 is available in connection with this plan.

In addition, in January 2010, the Company repurchased and retired a total of 200,000 shares of the Company’s common stock at a price of $7.00 per share for a total cost of $1,400,000 (see Note 13 – “Related Party Transaction”). Such repurchase was not part of a publicly announced plan or program.

Common Stock Warrants

At September 30, 2010, the Company has reserved 905,001 shares of common stock for issuance upon the exercise of its common stock warrants, all of which were issued coincident with the Company’s initial public offering (“IPO”). A summary of the warrant activity for the nine months ended September 30, 2010 is presented below:

	Number Of Warrants Issued	Number of Common Shares Issuable Upon Conversion of Warrants
Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of 66,666 warrants forfeited and 33,000 warrants repurchased	72,000	72,000

Warrants outstanding at December 31, 2009	1,738,668	905,334
Placement agent warrants repurchased by the Company at a price of $1.20 per warrant in January 2010	(333)	(333)

Warrants outstanding at September 30, 2010	1,738,335	905,001

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 10 – Stockholders’ Equity, continued

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

Preferred Stock

At September 30, 2010, the Company is authorized to issue 20,000,000 shares of preferred stock, no par value. The authorized but unissued preferred stock may be issued in one or more series and the shares of each series shall have such rights as determined by the Company’s Board of Directors.

Note 11 – Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$1,657	815	3,638	10,103

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the period	742	239	2,602	239
Reclassification adjustment for realized gains	(1,028)	—	(1,534)	—

Net change in unrealized gains	(286)	239	1,068	239
Deferred income taxes on above changes	110	(92)	(412)	(92)

Other comprehensive income	(176)	147	656	147

Comprehensive income	$1,481	962	4,294	10,250

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 12 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At September 30, 2010, options to purchase 4,850,000 shares are available for grant under the Plan. The outstanding options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,130,000	$2.66
Forfeited	(40,000)	7.00
Exercised	(40,000)	2.50

Outstanding at September 30, 2010	1,050,000	$2.50	7.0 years	$4,200

Exercisable at September 30, 2010	994,000	$2.50	7.0 years	$3,976

At September 30, 2010, there was approximately $60,000 of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of 19 months. The total fair value of shares vesting and recognized as compensation expense was approximately $9,000 and $77,000, respectively, for the three and nine month periods ended September 30, 2010 and the associated income tax benefit recognized was $0 and $19,000, respectively. The total intrinsic value of the 40,000 options exercised during the nine months ended September 30, 2010 was $147,000 and the income tax benefit recognized was $39,000. The total fair value of shares vesting and recognized as compensation expense was approximately $122,000 and $363,000, respectively, for the three and nine month periods ended September 30, 2009 and the associated income tax benefit recognized was $35,000 and $120,000, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2009 was $42,000 and the income tax benefit recognized was $9,000.

No options were granted during the three and nine month periods ended September 30, 2010 and 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Note 13 – Related Party Transaction

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

Note 14 – Subsequent Event

On October 12, 2010, the Company entered into a purchase agreement with an unrelated third party to acquire approximately 1.5 million shares of common stock of United Insurance Holdings Corp. (“United”), a Florida-based property and casualty insurance company. This purchase represents approximately 14.6% of United’s outstanding common stock as reported by United in its Form 10-Q filed August 9, 2010. The total purchase price for the shares to be acquired is $4.6 million, or approximately $2.95 per share, which represents a 28.3% premium to the closing market price of United’s common stock on October 12, 2010. In addition, the purchase agreement provides for the transfer to the Company of a warrant for a purchase price of $100. The warrant, if exercised prior to the October 4, 2011 expiration date, will allow the Company to purchase 220,047 additional shares of United common stock at a price of $6.00 per share. The closing of this purchase agreement is subject to regulatory approval.

On November 2, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.10 per common share and a special dividend of $0.20 per common share. The dividends are payable December 20, 2010 to stockholders of record on November 20, 2010.

Report by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2010, and for the three and nine month periods ended September 30, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 8-03 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2010. These interim condensed financial statements are the responsibility of the Company’s management.

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
November 5, 2010

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of September 30, 2010, we had total assets of $156.7 million and stockholders’ equity of $47.0 million. Our net income was approximately $3.6 million for the nine months ended September 30, 2010. Our book value per share increased to $7.74 as of September 30, 2010 compared to $7.03 as of December 31, 2009.

We began operations in September of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens.

We currently have approximately 59,000 property and casualty insurance policies in force. These policies were assumed in seven separate assumption transactions which took place from July 2007 through December 2009, and account for substantially all of our premium revenue since inception. Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our existing policies represent approximately $120 million in annualized premiums.

Subsequent to the initial expiration of the assumed policies, Citizens requires us to offer renewals on the policies we acquire for a period of three years. The policyholders have the option to renew with us or they may ask their agent to place their coverage with another insurance company. With respect to the assumptions through December 31, 2009, policyholders could also elect to return to Citizens, i.e. opt out, prior to the policy renewal date. We strive to retain these policies by offering competitive rates to our policyholders.

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

Recent Developments

Effective October 15, 2010, we received authorization from Citizens to assume up to a maximum of 10,000 additional policies in December 2010.

On October 12, 2010, we entered into a purchase agreement with an unrelated third party to acquire approximately 1.5 million shares of common stock of United Insurance Holdings Corp. (“United”), a Florida-based property and casualty insurance company. This purchase represents approximately 14.6% of United’s outstanding common stock as reported by United in its Form 10-Q filed August 9, 2010. The total purchase price for the shares to be acquired is $4.6 million, or approximately $2.95 per share, which represents a 28.3% premium to the closing market price of United’s common stock on October 12, 2010. In addition, the purchase agreement provides for the transfer to the Company of a warrant for a purchase price of $100. The warrant, if exercised prior to the October 4, 2011 expiration date, will allow us to purchase 220,047 additional shares of United common stock at a price of $6.00 per share. We entered into the agreement, the closing of which is subject to regulatory approval, for investment purposes and as an indication of our serious interest in exploring with United the possibility of combining companies.

On November 2, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.10 per common share and a special dividend of $0.20 per common share. The dividends are payable December 20, 2010 to stockholders of record on November 20, 2010.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenue
Gross premiums earned	$29,398	25,204	89,720	84,155
Premiums ceded	(14,314)	(13,193)	(42,750)	(31,199)

Net premiums earned	15,084	12,011	46,970	52,956

Net investment income	473	517	1,572	1,237
Realized investment gains	1,028	—	1,534	—
Other Income	487	253	1,395	1,263

Total operating revenue	17,072	12,781	51,471	55,456

Operating Expenses
Losses and loss adjustment expenses	8,783	6,650	29,459	29,277
Policy acquisition and other underwriting expenses	3,730	3,430	10,689	5,670
Other operating expenses	2,021	1,365	5,604	4,124

Total operating expenses	14,534	11,445	45,752	39,071

Income before income taxes	2,538	1,336	5,719	16,385
Income taxes	881	521	2,081	6,282

Net income	$1,657	815	3,638	10,103

Ratios to Net Premiums Earned:
Loss Ratio	58.23%	55.36%	62.72%	55.29%
Expense Ratio	38.13%	39.92%	34.69%	18.50%

Combined Ratio	96.36%	95.28%	97.41%	73.79%

Ratios to Gross Premiums Earned:
Loss Ratio	29.88%	26.38%	32.83%	34.78%
Expense Ratio	19.56%	19.02%	18.16%	11.64%

Combined Ratio	49.44%	45.40%	50.99%	46.42%

Per Share Data:
Basic earnings per share	$.27	.12	.59	1.48

Diluted earnings per share	$.25	.11	.54	1.40

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Our results of operations for the three months ended September 30, 2010 reflect net income of $1.7 million, or $0.25 earnings per diluted share, compared to net income of $0.8 million, or $0.11 earnings per diluted share, for the three months ended September 30, 2009.

Revenue

Gross Premiums Earned for the three months ended September 30, 2010 were $29.4 million and reflect the revenue from policies assumed from Citizens in connection with the seven assumption transactions through December 2009 and the revenue on the renewal of these policies. Gross premiums earned for the three months ended September 30, 2009 were $25.2 million and reflect the revenue from policies assumed from Citizens in connection with the assumption transactions through December 2008 and the revenue on the renewal of these policies.

Premiums Ceded for the three months ended September 30, 2010 and 2009 were $14.3 million and $13.2 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates, which become effective on June 1 of each year, are based primarily on gross insured values reflected in gross premiums earned. The $1.1 million increase in premiums ceded during 2010 is primarily due to an increase in coverage limits and an increase in our policy exposure base between June 1, 2009 and June 1, 2010. Premiums ceded were 48.7% and 52.3% of gross premiums earned during the three months ended September 30, 2010 and 2009, respectively.

Net Premiums Earned for the three months ended September 30, 2010 and 2009 were $15.1 million and $12.0 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above. Net premiums earned increased by $3.1 million in 2010 as compared to 2009 as a result of the $4.2 million increase in gross earned premiums offset by the $1.1 million increase in our reinsurance premiums.

Net Premiums Written during the three months ended September 30, 2010 and 2009 totaled $21.2 million and $2.7 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
	2010	2009

Net Premiums Written	$21,186	2,688
(Increase)/Decrease in Unearned Premiums	(6,102)	9,323

Net Premiums Earned	$15,084	12,011

Net Investment Income for each of the three months ended September 30, 2010 and 2009 was $0.5 million.

Realized Investment Gains for the three months ended September 30, 2010 of $1 million reflects the net gain realized from sales of various available-for-sale securities during the quarter ended September 30, 2010. We had no significant investment gains in the three months ended September 30, 2009.

Other Income for the three months ended September 30, 2010 and 2009 of $487,000 and $253,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies. Policy fees increased $187,000 during 2010 as a direct result of the increase in policies written.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $8.8 million and $6.7 million, respectively, during the three months ended September 30, 2010 and 2009. The $2.1 million increase during 2010 is primarily due to the reported claims and policy exposure in 2010 resulting from the December 2009 assumption. Our losses and loss adjustment expense reserves are more fully described below under the “Expenses” comparative for the nine months ended September 30, 2010 and 2009 and, additionally, under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2010 and 2009 of $3.7 million and $3.4 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The $0.3 million increase in 2010 is primarily due to an increase in our commission expense, which is directly attributable to a rise in our renewal premiums in 2010.

Other Operating Expenses for the three months ended September 30, 2010 and 2009 were $2 million and $1.4 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $0.6 million increase is primarily attributable to an increase in 2010 for administrative compensation and related benefits. As of September 30, 2010, we had 63 employees compared to 51 employees as of September 30, 2009.

Income Taxes for the three months ended September 30, 2010 and 2009 were $0.9 million and $0.5 million, respectively, for state and federal income taxes resulting in an effective tax rate of 34.7% for 2010 and 39.0% for 2009.

Ratios:

The loss ratio applicable to the three months ended September 30, 2010 (loss and loss adjustment expenses related to net premiums earned) was 58.2% compared to 55.4% for the three months ended September 30, 2009. In addition to the increase in our losses and loss adjustment expenses, our loss ratio was negatively impacted by the increase in our reinsurance costs during 2010, which reduced our net premiums earned.

The expense ratio applicable to the three months ended September 30, 2010 (policy acquisition and other underwriting expenses plus other operating expenses related to net premiums earned) was 38.1% compared to 39.9% for the three months ended September 30, 2009. The improvement in our expense ratio is directly attributable to the increase in net premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended September 30, 2010 was 96.4% compared to 95.3% for the three months ended September 30, 2009.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended September 30, 2010 was 49.4% compared to 45.4% for the three months ended September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Our results of operations for the nine months ended September 30, 2010 reflect net income of $3.6 million, or $0.54 earnings per diluted share, compared to net income of $10.1 million, or $1.40 earnings per diluted share, for the nine months ended September 30, 2009.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2010 were $89.7 million and reflect the revenue from policies assumed from Citizens in connection with the seven assumption transactions through December 2009 and the revenue on the renewal of these policies. Gross premiums earned for the nine months ended September 30, 2009 were $84.2 million and reflect the revenue from policies assumed from Citizens in connection with the assumption transactions through December 2008 and the revenue on the renewal of these policies.

Premiums Ceded for the nine months ended September 30, 2010 and 2009 were $42.8 million and $31.2 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates, which become effective on June 1 of each year, are based primarily on gross insured values reflected in gross premiums earned. Thus, the $11.6 million increase in premiums ceded during 2010 is primarily due to the increase in our policy exposure base between June 1, 2009 and June 1, 2010. Premiums ceded were 47.7% and 37.1% of gross premiums earned during the nine months ended September 30, 2010 and 2009, respectively.

Net Premiums Earned for the nine months ended September 30, 2010 and 2009 were $47 million and $53 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above. Net premiums earned decreased by $6 million in 2010 as compared to 2009 as a result of the increase in our reinsurance premiums.

Net Premiums Written during the nine months ended September 30, 2010 and 2009 totaled $50.7 million and $59.1 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009

Net Premiums Written	$50,702	59,098
Increase in Unearned Premiums	(3,732)	(6,142)

Net Premiums Earned	$46,970	52,956

Net Investment Income for the nine months ended September 30, 2010 and 2009 was $1.6 million and $1.2 million, respectively. The $0.4 million increase in total investment income is primarily due to interest income received from our available-for-sale investments, which were added to our investment portfolio beginning in the second quarter of 2009. This increase was offset by a reduction in interest income with respect to various certificates of deposit redeemed since September 30, 2009.

Realized Investment Gains for the nine months ended September 30, 2010 of $1.5 million reflects the net gains realized from sales of one held-to-maturity security and various available-for-sale securities during the nine months ended September 30, 2010. We had no significant investment gains in the nine months ended September 30, 2009.

Other Income for the nine months ended September 30, 2010 and 2009 of $1.4 million and $1.3 million, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $29.5 million and $29.3 million, respectively, during the nine months ended September 30, 2010 and 2009.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $19.2 million at December 31, 2009 to $22.7 million at September 30, 2010. The $3.5 million increase in our Reserves during 2010 is comprised of a $13.1 million increase specific to the 2010 accident year offset by a reduction of $9 million and $0.6 million in our Reserves for 2009 and 2008 accident years, respectively. The $13.1 million in Reserves established for 2010 claims is due to the reported claims and policy exposure resulting from the December 2009 assumption. The decrease of $9.6 million specific to our 2009 and 2008 accident-year reserves is due to favorable development arising from lower than expected loss development during 2010 relative to expectations used to establish our Reserve estimates at the end of 2009. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2010 and 2009 of $10.7 million and $5.7 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production of policies, and premium taxes and policy fees. The $5 million increase in 2010 is primarily attributable to an increase in our commissions, premium taxes, and other underwriting expenses directly attributable to policy renewals and an increase in our payroll and other underwriting expenses required to manage our policies in force.

Other Operating Expenses for the nine months ended September 30, 2010 and 2009 were $5.6 million and $4.1 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $1.5 million increase is primarily attributable to an increase for administrative compensation and related benefits. As of September 30, 2010, we had 63 employees compared to 51 employees as of September 30, 2009.

Income Taxes for the nine months ended September 30, 2010 and 2009 were $2.1 million and $6.3 million, respectively, for state and federal income taxes resulting in an effective tax rate of 36.4% for 2010 and 38.3% for 2009.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2010 (loss and loss adjustment expenses related to net premiums earned) was 62.7% compared to 55.3% for the nine months ended September 30, 2009. Our loss ratio was negatively impacted by a significant increase in our reinsurance costs during 2010, which reduced our net premiums earned.

The expense ratio applicable to the nine months ended September 30, 2010 (policy acquisition and other underwriting expenses plus other operating expenses related to net premiums earned) was 34.7% compared to 18.5% for the nine months ended September 30, 2009. We have experienced an increase in our expense ratio due to increases in our premium taxes, payroll, and other underwriting expenses required to manage our policies in force as we have renewed more policies in 2010 than in 2009 (see Policy Acquisition and Other Underwriting Expenses above). In addition, our expense ratio was negatively impacted by a significant increase in our reinsurance costs during 2010, which reduced our net premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the nine months ended September 30, 2010 was 97.4% compared to 73.8% for the nine months ended September 30, 2009.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the nine months ended September 30, 2010 was 51% compared to 46.4% for the nine months ended September 30, 2009.

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

In the future, we anticipate our primary use of funds will be to pay claims and operating expenses. In addition, we expect to spend between $1.25 million to $1.75 million on enhancements to our new building over the remaining months in 2010.

Cash Flows

Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 are summarized below.

Cash Flows for the Nine Months Ended September 30, 2010

Net cash provided by operating activities for the nine months ended September 30, 2010 was approximately $26.3 million, which resulted primarily from the collection of $19.5 million from Citizens in connection with our December 2009 assumption transaction and $4.1 million in advance premiums offset by cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by investing activities of $11.4 million was primarily due to the receipt of $26.5 million in proceeds from the sale of securities and $9.5 million from the redemption of short-term investments offset by $16.8 million used for new investments in available-for-sale securities and $7.4 million used to purchased assets, primarily the $7.1 million used for the purchase of our new Tampa facility. Net cash used in financing activities totaled $2.7 million, which was due to the repurchases during the period of our shares and warrants.

Cash Flows for the Nine Months Ended September 30, 2009

Net cash provided by operating activities for the nine months ended September 30, 2009 was approximately $3.9 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $21.8 million was primarily due to our purchase of various fixed maturity securities and short-term investments. Additionally, we used $239,000 to purchase property and equipment. These amounts were offset by our receipt of $450,000 upon repayment of the note receivable and $862,000 from the sale of one investment. Net cash used in financing activities totaled $2 million, which was primarily due to $2.1 million used for our share repurchase program.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit (i.e., CDs maturing in less than thirteen months), and time deposits (i.e. CDs maturing in more than twelve months).

At September 30, 2010, we have $16.3 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments, creating the opportunity for realized investment gains on disposition.

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

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2010, $5.8 million of the total $22.7 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $16.9 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At September 30, 2010, $7.6 million of the $16.9 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at September 30, 2010 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 30, 2010. For the nine months ended September 30, 2010, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

Effective March 18, 2009, our Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the quarter ended September 30, 2010, the Company repurchased and retired a total of 41,568 shares at an average price of $5.95 per share and a total cost, inclusive of fees and commissions, of $249,789, or $6.01 per share, under this authorized repurchase program. The following table provides information with respect to shares repurchased during the quarter ended September 30, 2010:

Period	(a) Total Number Of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1-31, 2010	16,604	5.48	16,604	$1,602,000
August 1-31, 2010	12,803	6.18	12,803	1,522,000
September 1-30, 2010	12,161	6.36	12,161	1,444,000

Total	41,568	$5.95	41,568

Working Capital Restrictions and Other Limitations on Payment of Dividends

We are not subject to working capital restrictions or other limitations on the payment of dividends. Our insurance subsidiary, however, is subject to restrictions on the dividends it may pay to our parent corporation, Homeowners Choice, Inc. Those restrictions could impact our ability to pay dividends.

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

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2009 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.11	Service Contract for Homeowners Claims Handling dated January 29, 2010, but effective January 1, 2010, by and between Homeowners Choice Managers, Inc. and Johns Eastern Company, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2010 between Homeowners Choice Property and Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

November 12, 2010	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2010	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.