Form 10-K
period 2010-12-31
Homeowners Choice, Inc.
filed 2011-03-29
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

Homeowners Choice, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-5961396
(State of Incorporation)	(IRS Employer Identification No.)

2340 Drew Street, Suite 200

Clearwater, FL 33765

(Address, including zip code of principal executive offices)

(727) 213-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares, no par value	NASDAQ Global Select Market
Common stock warrants	NASDAQ Global Market
7% Series A Cumulative Redeemable Preferred Stock, no par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.    Yes  ☐    No  ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 229.10(f)(1) of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was $29,293,931.

The number of shares outstanding of the registrant’s common stock, no par value, on March 21, 2011 was 6,135,281.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I

ITEM 1 – Business

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, which consist of, Homeowners Choice Managers, Inc., Southern Administration, Inc., Claddaugh Casualty Insurance Company, Ltd., and Homeowners Choice Property & Casualty Insurance Company, Inc. and its subsidiary, HCPCI Holdings LLC, we currently provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates while pursuing profitability using selective underwriting criteria. Our property and casualty business is our only reportable segment. Our financial information is set forth in Part II, Item 8.

Our principal executive offices are located at 2340 Drew Street, Suite 200, Clearwater, Florida 33765, and our telephone number is (727) 213-3600.

We file annual, quarterly, and current reports with the Securities and Exchange Commission (“SEC”). These filings are accessible free of charge on our website, www.hcpci.com (click “SEC filings” at the “Investors” tab), as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, which you can access via the SEC’s website at www.sec.gov. In addition, these filings are accessible at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

As of December 31, 2010 and 2009, we had total assets of $140.9 million and $137.9 million, respectively, and stockholders’ equity of $46.6 million and $45.4 million, respectively. Our net income was approximately $5.4 million and $10.9 million, respectively, for the years ended December 31, 2010 and 2009.

Company History

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, December 2009, and December 2010. Substantially all of our premium revenue since inception comes from these assumptions. We currently have approximately 65,000 policies in force. Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our current policies in force represent approximately $135 million in annualized premiums.

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

Most states, including Florida, require licensure and regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license or by withholding approval. In addition, regulatory authorities may preclude or delay our entry into markets by disapproving or withholding approval of our product filings. As a new insurance company, we are subject to examinations with respect to our first three years in business, which includes the years ended December 31, 2008, 2009 and 2010.

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. In accordance with the National Association of Insurance Commissioners (“NAIC”), the Florida Office of Insurance Regulation (“Florida OIR”) intends to comply with recent initiatives recommending that all insurance companies under the same insurance holding company registration statement be subjected to concurrent triennial examinations. Our subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., is subject to Florida OIR examinations.

Employees

As of March 15, 2011, we employ 80 individuals, all of whom are full-time employees and working primarily from our headquarters in Clearwater, Florida.

Executive Officers

The following table provides information with respect to our executive officers:

Name	Age	Position

Richard R. Allen	64	Chief Financial Officer
Andrew L. Graham	53	Vice President, General Counsel and Corporate Secretary
Francis McCahill, III	63	President and Chief Executive Officer
Jay Madhu	44	Vice President of Marketing and Director of Investor Relations
Paresh Patel	48	Executive Chairman, Strategic Planning and Investments

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

Andrew L. Graham has served as our General Counsel since June 1, 2008 and also currently serves as our Corporate Secretary. Mr. Graham served from 1999 to 2007 in various capacities, including General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. Mr. Graham also serves on the Board of Trustees of Hillsborough Community College. Mr. Graham holds a Bachelor of Science degree from Florida State University and a Juris Doctor, as well as a Master of Laws (L.L.M.) in Taxation, from the University of Florida College of Law.

Francis McCahill, III has served as our President and Chief Executive Officer and as a director of our company since November 2006. He also currently serves as the President and as a director of each of our five subsidiaries. Mr. McCahill’s insurance career began in 1971. His experience includes senior level positions with major insurance brokerage firms including Frank B. Hall and Johnson & Higgins. From 1977 to 1988, he managed the worldwide Risk Management Programs of New York City-based Bristol-Myers Squibb Corp., Norton Simon, Inc. and Florida-based Harris Corporation. In 1991, after managing Johnson & Higgins’ Central Florida Region, Mr. McCahill founded Braishfield of Florida, Inc. and Pollution Liability United States, Inc. As founder/president of those organizations, he established both entities as major insurance service providers throughout Florida. Mr. McCahill also founded Cypress Underwriters, Inc. of Port St. Lucie, Florida where he served as President from 1999 to 2006. In addition, Mr. McCahill was Tribunalized at Lloyd’s of London. Mr. McCahill attended the United States Merchant Marine Academy, earned his Bachelor’s Degree from St. John’s University (College of Insurance), and attended Concord University School of Law. He received a number of Certificates in finance and risk management from the Wharton School of Business and the University of Florida.

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

We cannot predict whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our business would be materially and adversely affected.

We may be unable to attract and retain qualified personnel.

Our operations are highly dependent on the efforts of our senior executive officers, in particular, our President and Chief Executive Officer, Francis McCahill, our Chief Financial Officer, Richard Allen, and our Executive Chairman, Paresh Patel. The loss of their leadership, industry knowledge and experience could negatively impact our operations. With the exception of Mr. McCahill and Mr. Allen, we have no employment agreements with any of our personnel nor do we have any guarantee of any employee’s ongoing service.

We do not have significant redundancy in our operations.

We conduct our business from offices located in Clearwater and Tampa, Florida, an area subject to tropical storms, which could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business as we do not have significant redundancies to replace either facility if functionality is impaired. We have recently contracted with a third party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. Access to these databases is strictly controlled and limited to authorized personnel. While we have implemented daily off-site backups, we have not fully tested our plan to recover data in the event of a disaster.

Our information technology systems may fail or suffer a loss of security which could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., the printing and mailing of our policies, endorsements, renewal notices, etc). The successful operation of our systems depends on a continuous supply of electricity. The failure of these systems or disruption in the supply of electricity could interrupt our operations. This could result in a material adverse effect on our business.

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

The failure of our claims department to pay claims accurately could adversely affect our business, financial results and capital requirements.

We rely on our claims department to accurately evaluate and pay the claims made under our policies. Many factors could affect the ability of our claims department to accurately evaluate and pay claims, including the accuracy of our external independent adjusters as they make their assessments and submit their estimates of damages; the training, background, and experience of our claims representatives; the ability of our claims department to ensure consistent claims handling given the input by our external independent adjusters; the ability of our claims department to translate the information provided by our external independent adjusters into acceptable claims settlements; the ability of our claims department to maintain and update its claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting. Any failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our corporate image and negatively affect our financial results.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained earnings will support our operations. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected. On March 25, 2011, we completed our preferred stock offering. We intend to use the net proceeds from this offering primarily for general corporate purposes, which may include contribution of capital to our insurance subsidiary, investments, and the pursuit of growth opportunities.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our company’s capital and surplus, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of capital and surplus, premium and loss reserves invested. As we continue to grow and to deploy our capital, the proportion of income invested will decrease, and investment income will make up a smaller percentage of our net revenue. At December 31, 2010, approximately 70% of our available cash was invested in money market accounts or in bank deposits (i.e., CDs) that generally mature in no more than thirteen months and approximately 30% was invested in fixed maturity and equity securities. We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

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

In the future, we may rely on independent agents to write our insurance policies, and if we are not able to contract with and retain independent agents, our revenues would be negatively affected.

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

Because we assumed substantially all of our current policies from Citizens, our rates are based, to a certain extent, on the rates charged by Citizens. In determining the rates we charge in connection with the policies we assumed from Citizens, our rates must be equal to or less than the rates charged by Citizens during the first full year following the assumption. If Citizens increases its rates, we may not automatically increase our rates. The risk that Citizens will reduce its rates is exacerbated by the fact that, absent certain circumstances, we must continue to provide coverage to the policyholders that we assume from Citizens for a period of three years. Also, inherent in the process of assuming policies from Citizens, there is a risk that a policy or policies that we have assumed from Citizens will opt out of joining us and will return to Citizens, requiring us to refund the unearned policy premium. If this were to occur for a significant number of policies, it could impact our financial results as we would have incurred costs in connection with the assumption of the policies for which we would no longer receive any premium. Consequently, we could under price risk in connection with the policies originating from Citizens, which would negatively affect our profit margins. With respect to the voluntary policies that we write, we could also overprice risks, which could reduce our sales volume and competitiveness. In either event, our profitability could be materially and adversely affected.

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

Recent investments in our new headquarters may result in additional and unforeseen costs.

We have taken, and may continue to take, actions that may increase our cost structure in the short-term but are intended to reduce certain portions of our long-term cost structure. For example, we recently purchased a building in Tampa, Florida, and have been remodeling the building to suit our specific needs and requirements. Following completion of the renovations, we will relocate our corporate headquarters to that building and will consolidate redundant office space.

If our long-term cost reduction efforts are ineffective or our estimates of cost savings are inaccurate, our profitability could be negatively impacted. Expected savings from relocating facilities can be highly variable and uncertain. We may experience business disruptions and loss of key personnel associated with the office moves and restructuring, which in turn may negatively affect our productivity and profitability. Further, the costs of implementing this restructuring may be greater than currently anticipated, and we may experience additional costs in connection with remodeling the building, ownership of our headquarters building, relocating offices and consolidation of redundant office space due to delays or other unforeseen circumstances.

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

Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and equitable, allocated between the parties in accordance with customary accounting practices, and fully disclosed in the records of the respective parties. Many types of transactions between an insurance company and its affiliates, such as transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action which could adversely affect our operations.

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

The Florida Office of Insurance Regulation (“OIR”) and regulators in other jurisdictions where our insurance subsidiary may become licensed conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company has a lease for office space located in Clearwater, Florida. This lease commenced in July 2008 and requires the Company to make monthly rent payments of $12,500, which includes $2,500 for common area maintenance, to an entity owned by one of the Company’s directors. The initial term of this agreement is for five years ending on July 15, 2013 and the lease may be extended for up to three additional five-year periods. In addition to this primary location, the Company leases on a month-to-month basis a small office space in a building adjacent to the corporate office location. This lease requires the Company to pay base rent of approximately $2,200 per month. The Company is required to provide a 30-day notice to terminate this lease. Rental expense under all facility leases was $191,000 and $181,000 during the years ended December 31, 2010 and 2009, respectively.

On June 1, 2010, the Company purchased property in Tampa, Florida for a total purchase price of $7.1 million. The property consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a three-story parking garage valued at $1.2 million, $5.3 million, and $0.6 million, respectively. This facility will be used by the Company and its subsidiaries, all of which will be headquartered in the new facility. The Company expects to complete the relocation of its employees and infrastructure during the second quarter of 2011 upon completion of various building improvements, which are expected to cost the Company between $1.50 million and $1.75 million. In addition, the Company expects to lease to non-affiliates up to forty-nine percent of the building’s office space, which includes space occupied by existing tenants under lease agreements assumed by the Company at acquisition.

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

ITEM 4 – Reserved

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbols “HCII.” Our common stock warrants trade on the NASDAQ Global Market under the symbol “HCIIW.” The following table represents the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market and the high and low prices for our common stock warrants, as reported by the NASDAQ Global Market, for the periods indicated:

	Common Stock Price		Warrant Price
	High	Low	High	Low

Calendar Quarter – 2010
First Quarter	$8.26	6.34	2.49	0.52
Second Quarter	$7.25	5.31	0.78	0.16
Third Quarter	$6.93	5.15	0.70	0.23
Fourth Quarter	$9.15	6.27	1.00	0.48

Calendar Quarter – 2009
First Quarter	$6.00	4.12	0.62	0.15
Second Quarter	$5.68	4.43	0.75	0.40
Third Quarter	$8.45	5.06	3.00	0.40
Fourth Quarter	$8.73	7.52	1.50	0.75

Holders

As of March 21, 2011, the market price for our common stock was $8.11 and there were 32 holders of record of our common stock. As of March 21, 2011, the market price for our common stock warrants was $0.83 and there was 1 holder of record of our warrants.

Dividends

The declaration and payment of dividends will be at the discretion of our Board of Directors. Our ability to pay dividends depends on many factors, including the Company’s operating results, financial condition, capital requirements, and legal and regulatory constraints and requirements on the payment of dividends, which are discussed in Note 14, “Regulatory Requirements and Restrictions,” to the audited, consolidated financial statements, and such other factors as our Board of Directors deems relevant. On November 2, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.10 per common share and a special dividend of $0.20 per common share. The dividends were paid December 20, 2010 to stockholders of record on November 20, 2010. On January 26, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.10 per common share. The dividends were paid March 18, 2011 to stockholders of record on February 18, 2011.

Under Florida law, a domestic insurer such as our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPC”), may not pay any dividend or distribute cash or other property to its stockholder, Homeowners Choice, Inc. (“HCI”), except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. For a three-year period beginning March 30, 2007, HCPC, as a newly licensed Florida insurer, was precluded from paying dividends unless approved in advance by the Florida Office of Insurance Regulation. Additionally, Florida statutes preclude HCPC from making dividend payments or distributions to HCI without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan as of December 31, 2010. We currently have no equity compensation plans not approved by stockholders.

	A	B	C
Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Stockholders	830,000	$2.50	4,850,000

Performance Graph

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and, because our stock was not publicly traded prior to July 30, 2008, we have elected not to provide the performance graph, which data typically encompasses a five-year period.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Effective March 18, 2009, our Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the quarter ended December 31, 2010, the Company repurchased and retired a total of 95,270 shares at an average price of $7.83 per share and a total cost, inclusive of fees and commissions, of $751,342 or $7.89 per share, under this authorized repurchase program. The following table provides information with respect to shares repurchased during the quarter ended December 31, 2010:

	(a) Total Number Of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased

Period
October 1-31, 2010	22,277	6.85	22,277	$1,290,000
November 1-30, 2010	38,895	8.12	38,895	972,000
December 1-31, 2010	34,098	8.14	34,098	693,000

Total	95,270	$7.83	95,270

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of December 31, 2010, we had total assets of $140.9 million and stockholders’ equity of $46.6 million. Our net income was approximately $5.4 million for the year ended December 31, 2010. Our book value per share increased to $7.51 as of December 31, 2010 compared to $7.03 as of December 31, 2009.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, December 2009, and December 2010. Substantially all of our premium revenue since inception comes from these assumptions. We currently have approximately 65,000 policies in force. Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our current policies in force represent approximately $135 million in annualized premiums.

Citizens requires us to offer renewals on the policies we acquire for a period of three years subsequent to the initial expiration of the assumed policies. The policyholders have the option to renew with us or they may ask their agent to place their coverage with another insurance company. With respect to the assumptions through December 31, 2009, policyholders could also elect to return to Citizens, i.e. opt out, prior to the policy renewal date. With respect to the December 31, 2010 assumption, the opt-out provision was limited to thirty days from the assumption date. We strive to retain these policies by offering competitive rates to our policyholders.

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

Recent Developments

Effective December 7, 2010, Homeowners Choice Property & Casualty Insurance Company, Inc. assumed an additional 8,031 homeowners’ policies from Citizens.

On January 26, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.10 per common share. The dividends were paid March 18, 2011 to stockholders of record on February 18, 2011.

On February 1, 2011, we filed Amendment No. 2 on Form S-3 with the Securities and Exchange Commission under which we offered for sale a minimum of 1,200,000 shares up to a maximum of 1,500,000 shares of our 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”). On March 25, 2011, the offering was completed with a total of 1,247,700 shares of Series A Preferred being issued by the Company for gross proceeds of approximately $12.5 million before deducting offering expenses, which are expected to total approximately $1.2 million including placement agent fees and expenses. The Company intends to use the net proceeds from this offering of approximately $11.3 million for general corporate purposes. Dividends on the Series A Preferred will be cumulative from the date of original issue and will accrue on the last day of each month at an annual rate of 7% of the $10.00 liquidation preference per share. Each share of the Series A Preferred will be convertible, at the holder’s option at any time, initially into one share of our common stock based upon an initial conversion price of $10.00 per share. The Company may terminate this conversion right on or after March 31, 2014, if, for at least twenty trading days within any period of thirty consecutive trading days, the market price of our common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Shares of the Series A Preferred will have no voting rights except under limited circumstances.

On February 22, 2011, we announced our intention to enter the Alabama homeowners insurance market. We expect to satisfy Alabama regulatory requirements and begin operations in Alabama by the end of 2011.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2010 and 2009 (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009

Operating Revenue
Gross premiums earned	$119,757	110,011
Premiums ceded	(57,322)	(44,674)

Net premiums earned	62,435	65,337
Net investment income	1,962	1,793
Realized investment gains	2,003	—
Other Income	2,215	1,248

Total operating revenue	68,615	68,378

Operating Expenses
Losses and loss adjustment expenses	37,667	35,230
Policy acquisition and other underwriting expenses	14,878	9,611
Other operating expenses	7,484	5,788

Total operating expenses	60,029	50,629

Income before income taxes	8,586	17,749
Income taxes	3,164	6,839

Net income	$5,422	10,910

Ratios to Net Premiums Earned:
Loss Ratio	60.33%	53.92%
Expense Ratio	35.82%	23.57%

Combined Ratio	96.15%	77.49%

Ratios to Gross Premiums Earned:
Loss Ratio	31.45%	32.02%
Expense Ratio	18.67%	14.00%

Combined Ratio	50.12%	46.02%

Per Share Data:
Basic earnings per share	$0.88	$1.62

Diluted earnings per share	$0.81	$1.52

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Our results of operations for the year ended December 31, 2010 reflect net income of $5.4 million, or $0.81 earnings per diluted share, compared to net income of $10.9 million, or $1.52 per diluted share, for the year ended December 31, 2009.

Revenue

Gross Premiums Earned for the year ended December 31, 2010 were $119.8 million and reflect the revenue from policies assumed from Citizens in connection with the eight separate assumption transactions through December 2010 and the revenue on the renewal of these policies. Gross premiums earned for the year ended December 31, 2009 were $110.0 million and reflect the revenue from policies assumed from Citizens in connection with the seven separate assumption transactions through December 2009 and the revenue on the renewal of these policies.

Premiums Ceded for the years ended December 31, 2010 and 2009 were $57.3 million and $44.7 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Thus, the $12.6 million increase in premiums ceded during 2010 is primarily due to the increase in our policy exposure base. Premiums ceded were 47.9% and 40.6% of gross premiums earned during the years ended December 31, 2010 and 2009, respectively.

Net Premiums Earned for the years ended December 31, 2010 and 2009 were $62.4 million and $65.3 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above. Net premiums earned decreased by $2.9 million in 2010 as compared to 2009 as a result of the $9.7 million increase in gross premiums earned offset by the increase of $12.6 million in premiums ceded.

Net Premiums Written during the years ended December 31, 2010 and 2009 totaled $59.0 million and $66.6 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009

Net Premiums Written	$58,960	66,627
Decrease (increase) in Unearned Premiums	3,475	(1,290)

Net Premiums Earned	$62,435	65,337

Net Investment Income for the years ended December 31, 2010 and 2009 was $2.0 million and $1.8 million, respectively. There were no other than temporary impairments recorded during the years ended December 31, 2010 and 2009. The $0.2 million increase in total investment income is primarily due to interest income received from our available-for-sale investments, which were added to our investment portfolio beginning in the second quarter of 2009.

Realized Investment Gains for the year ended December 31, 2010 of $2.0 million reflects the net gain realized from sales of securities during the year. We had no significant investment gains in the year ended December 31, 2009.

Other Income for the years ended December 31, 2010 and 2009 of $2.2 million and $1.2 million, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $37.7 million and $35.2 million, respectively, during the years ended December 31, 2010 and 2009.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $19.2 million at December 31, 2009 to $22.1 million at December 31, 2010. The $2.9 million increase in our Reserves during 2010 is comprised of $14.2 million in new reserves specific to the year ended December 31, 2010 offset by reductions of $9.9 million and $1.4 million in our Reserves for 2009 and 2008, respectively. The $14.2 million in Reserves established for 2010 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2010. The decrease of $11.3 million specific to our 2009 and 2008 accident-year reserves is due to favorable development arising from lower than expected loss development during 2010 relative to expectations used to establish our Reserve estimates at the end of 2009. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2010 and 2009 of $14.9 million and $9.6 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The $5.3 million increase in 2010 is primarily attributable to an increase in our commissions, premium taxes, and other underwriting expenses directly attributable to policy renewals and an increase in our payroll and other underwriting expenses required to manage our policies in force.

Other Operating Expenses for the years ended December 31, 2010 and 2009 were $7.5 million and $5.8 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $1.7 million increase is primarily attributable to an increase for administrative compensation and related benefits. As of December 31, 2010, we had 76 employees compared to 58 employees as of December 31, 2009.

Income Taxes for the years ended December 31, 2010 and 2009 were $3.2 million and $6.8 million, respectively, for state and federal income taxes resulting in an effective tax rate of 36.9% for 2010 and 38.5% for 2009.

Ratios:

The loss ratio applicable to the year ended December 31, 2010 (loss and loss adjustment expenses related to net premiums earned) was 60.3% compared to 53.9% for the year ended December 31, 2009. Our loss ratio was negatively impacted by a significant increase in our reinsurance costs during 2010, which reduced our net premiums earned.

The expense ratio applicable to the year ended December 31, 2010 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 35.8% compared to 23.6% for the year ended December 31, 2009. We have experienced an increase in our expense ratio due to increases in our premium taxes, payroll, and other underwriting expenses required to manage our policies in force as we have renewed more policies in 2010 than in 2009 (see Policy Acquisition and Other Underwriting Expenses above). In addition, our expense ratio was negatively impacted by a significant increase in our reinsurance costs during 2010, which reduced our net premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the year ended December 31, 2010 was 96.2% compared to 77.5% for the year ended December 31, 2009.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the year ended December 31, 2010 was 50.1% compared to 46% for the year ended December 31, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our liquidity requirements have been met through issuance of our common stock and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by our insurance subsidiary from premiums written and investment income. In addition, we raised approximately $11.3 million in net proceeds from our preferred stock offering, which was completed on March 25, 2011. We intend to use the net proceeds from this offering primarily for general corporate purposes, which may include contribution of capital to our insurance subsidiary, investments, and the pursuit of growth opportunities.

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

In the future, we anticipate our primary use of funds will be to pay claims and operating expenses. In addition, we expect to spend between $1.5 million to $1.75 million on enhancements to our new building.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2010 and 2009 are summarized below.

Cash Flows for the Year ended December 31, 2010

Net cash provided by operating activities for the year ended December 31, 2010 was approximately $16.1 million, which resulted primarily from the $19.5 million of premiums collected from Citizens offset by $10.6 million from reinsurance premiums prepaid in 2010 and $7.2 million cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities was approximately $0.2 million of which $7.3 million was contributed from investment sales net of investment purchases offset by $7.5 million used to purchase property and equipment. Net cash used in financing activities totaled $4.5 million, which was primarily due to $3.6 million used to repurchase our shares and $1.9 million used to pay dividends offset by approximately $1.0 million from proceeds and tax benefits related to stock option exercises.

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

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit (i.e., CDs maturing in less than thirteen months), time deposits (i.e. CDs maturing in more than twelve months), and fixed maturity and equity security available-for-sale investments.

At December 31, 2010, we have $29.4 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed maturity investments but increases the market value of existing fixed maturity investments, creating the opportunity for realized investment gains on disposition.

With the exception of large national banks, it is our current policy not to maintain cash deposits of more than an aggregate of $5.5 million in any one bank at any time. From time to time, we may have in excess of $5.5 million of cash designated for investment and on deposit at a single national brokerage firm. In the future, we may alter our investment policy to include or increase investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Year Ended December 31, 2010
Change in Reserves	Reserves	Percentage change in equity, net of tax

-10.0%	19,931	3.00%
-7.5%	20,485	2.25%
-5.0%	21,039	1.50%
-2.5%	21,592	0.75%
Base	22,146	—
2.5%	22,700	-0.75%
5.0%	23,253	-1.50%
7.5%	23,807	-2.25%
10.0%	24,361	-3.00%

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

Income Taxes. We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740 – “Income Taxes” (“ASC 740”). ASC 740 results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Valuation allowances are provided against assets that are not likely to be realized. We have elected to classify interest and penalties as income tax expense as permitted by current accounting standards.

Stock-Based Compensation. We account for our stock option plan under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation,” (“ASC 718”) which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of ASC 718, we recognize stock-based compensation in the consolidated statements of earnings on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Clearwater, Florida:

We have audited the accompanying consolidated balance sheets of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 25, 2011

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At December 31, 2010	At December 31, 2009
Assets
Investments:
Fixed maturity securities, held-to-maturity, at amortized cost (fair value $4,250)	$—	4,049
Fixed maturity securities, available-for-sale, at fair value (amortized cost $28,456 and $19,763)	28,564	19,266
Equity securities, available-for-sale, at fair value	884	—
Time deposits	14,033	13,507
Short-term investments	—	11,521

Total investments	43,481	48,343
Cash and cash equivalents	54,849	43,453
Accrued interest and dividends receivable	180	176
Premiums receivable	5,822	4,899
Assumed reinsurance balances receivable	26	19,525
Prepaid reinsurance premiums	17,787	7,205
Deferred policy acquisition costs	9,407	10,496
Property and equipment, net	7,755	399
Deferred income taxes	584	2,438
Other assets	1,057	958

Total assets	$140,948	137,892

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	22,146	19,178
Unearned premiums	65,034	68,509
Advance premiums	1,114	713
Accrued expenses	2,385	2,906
Income taxes payable	310	167
Other liabilities	3,330	1,041

Total liabilities	94,319	92,514

Commitments and contingencies (Notes 1, 5, 8, 13 and 14)
Stockholders’ equity:
Preferred stock (no par value 20,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,205,396 and 6,456,635 shares issued and outstanding in 2010 and 2009)	—	—
Additional paid-in capital	18,606	21,164
Retained earnings	28,065	24,520
Accumulated other comprehensive loss	(42)	(306)

Total stockholders’ equity	46,629	45,378

Total liabilities and stockholders’ equity	$140,948	137,892

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009

Revenue

Gross premiums earned	$119,757	110,011
Premiums ceded	(57,322)	(44,674)

Net premiums earned	62,435	65,337
Net investment income	1,962	1,793
Realized investment gains	2,003	—
Other	2,215	1,248

Total revenue	68,615	68,378

Expenses

Losses and loss adjustment expenses	37,667	35,230
Policy acquisition and other underwriting expenses	14,878	9,611
Other operating expenses	7,484	5,788

Total expenses	60,029	50,629

Income before income taxes	8,586	17,749

Income taxes	3,164	6,839

Net income	$5,422	10,910

Basic earnings per share	$0.88	1.62

Diluted earnings per share	$0.81	1.52

Dividends per share	$0.30	—

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

(Dollars in thousands, except share amounts)

	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2008	6,892,668	$—	23,783	13,610	—	37,393

Net income	—	—	—	10,910	—	10,910
Change in unrealized loss on available-for-sale securities, net of income tax benefit	—	—	—	—	(306)	(306)

Comprehensive income						10,604
Excess tax benefit from stock options exercised	—	—	9	—	—	9
Repurchases and retirement of common stock	(452,033)	—	(3,111)	—	—	(3,111)
Repurchases of common stock warrants	—	—	(40)	—	—	(40)
Exercise of stock options	16,000	—	40	—	—	40
Stock-based compensation	—	—	483	—	—	483

Balance at December 31, 2009	6,456,635	$—	21,164	24,520	(306)	45,378

Net income	—	—	—	5,422	—	5,422
Change in unrealized loss on available-for-sale securities, net of income taxes	—	—	—	—	264	264

Comprehensive income						5,686
Excess tax benefit from stock options exercised	—	—	301	—	—	301
Repurchases and retirement of common stock	(511,239)	—	(3,596)	—	—	(3,596)
Exercise of stock options	260,000	—	650	—	—	650
Cash dividends paid	—	—	—	(1,877)	—	(1,877)
Stock-based compensation	—	—	87	—	—	87

Balance at December 31, 2010	6,205,396	$—	18,606	28,065	(42)	46,629

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$5,422	10,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	87	483
Amortization of discounts on investments in fixed maturity securities	(28)	(91)
Loss on disposal of property and equipment	—	108
Depreciation and amortization	178	74
Deferred income taxes	1,690	1,316
Realized gains on sales of investments	(2,003)	—
Changes in operating assets and liabilities:
Premiums receivable	(923)	122
Assumed reinsurance balances receivable	19,499	(19,525)
Advance premiums	401	—
Prepaid reinsurance premiums	(10,582)	(83)
Reinsurance balances receivable	—	157
Accrued interest and dividends receivable	(4)	(113)
Other assets	(99)	(546)
Assumed reinsurance balances payable	—	(6,136)
Deferred policy acquisition costs	1,089	(4,204)
Losses and loss adjustment expenses	2,968	4,415
Unearned premiums	(3,475)	1,290
Income taxes payable	143	(4,537)
Accrued expenses and other liabilities	1,768	2,886

Net cash provided by (used in) operating activities	16,131	(13,474)

Cash flows from investing activities:
Purchase of property and equipment, net	(7,534)	(314)
Purchase of fixed maturity securities	(31,921)	(24,584)
Purchase of equity securities	(5,384)	—
Proceeds from sales of fixed maturity securities	29,116	863
Proceeds from sales of equity securities	4,515	—
Repayment of note receivable	—	450
Increase in time deposits, net	(526)	(5,482)
Decrease in short-term investments, net	11,521	8,036

Net cash used in investing activities	(213)	(21,031)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	650	40
Cash dividends paid	(1,877)	—
Repurchases of common stock	(3,596)	(3,111)
Repurchases of common stock warrants	—	(40)
Excess tax benefit from common stock options exercised	301	9

Net cash used in financing activities	(4,522)	(3,102)

Net increase (decrease) in cash and cash equivalents	11,396	(37,607)
Cash and cash equivalents at beginning of year	43,453	81,060

Cash and cash equivalents at end of year	$54,849	43,453

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$790	10,050

Cash paid for interest	$—	—

Non-cash investing activity -
Unrealized gain/(loss) on investments, available for sale, net of tax	$264	(306)

Transfer of securities held-to-maturity to securities available-for-sale	$1,900	—

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

Homeowners Choice Managers, Inc. (HCM), a wholly-owned subsidiary, acts as HCPC’s exclusive managing general agent in the state of Florida. HCM currently provides underwriting policy administration, marketing, accounting and financial services to HCPC, and participates in the negotiation of reinsurance contracts. Southern Administration, Inc., a wholly-owned subsidiary, provides policy administration services. Claddaugh Casualty Insurance Company Ltd. (“Claddaugh”), a wholly-owned subsidiary, provides reinsurance coverage to HCPC. HCPCI Holdings LLC, a wholly-owned subsidiary of HCPC, owns and manages the Company’s real estate.

Nearly all of the Company’s customers have been obtained through participation in a “takeout program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. The customers were obtained in eight separate assumption transactions completed in July and November 2007, February, June, October and December 2008, December 2009, and December 2010. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2010 and 2009, cash and cash equivalents consist of cash on deposit with financial institutions and securities brokerage firms.

Time Deposits. Time deposits consist of certificates of deposit with initial maturities ranging from one to five years.

Short-term Investments. Short-term investments consist of certificates of deposit with maturities less than one year.

Investments. Securities may be classified as either trading, held to maturity or available for sale. Held-to-maturity securities are reported at amortized cost. The Company’s available-for-sale securities are carried at fair value. Temporary changes in the fair value of available-for-sale securities are excluded from operations and reported in stockholders’ equity as a component of accumulated other comprehensive loss, net of deferred income taxes. Realized investment gains and losses are recorded on the trade date and are determined using the specific identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of securities are recognized in investment income using the interest method over the estimated remaining term of the security.

As part of the Company’s investment strategy, put and call options are purchased or sold on various equity securities the Company is willing to buy or sell. The premiums received are recorded as a liability until such time as the options are exercised or expire. Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire. With respect to these written option contracts, the Company includes the net gain or loss in the amount reported for realized investments gains in the Consolidated Statements of Earnings. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” in the event the Company has open option contracts at the end of the reporting period, these options are marked to fair value through earnings. There were no option contracts outstanding at December 31, 2010 or 2009.

The Company reviews all securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary, the investment is written down to fair value and an impairment charge is recognized in earnings in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component of the impairment is recognized in earnings, while the impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 3 – “Investments”).

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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, long-lived assets will be recovered over the period of benefit.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than fifty percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2010, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

The Company has elected to classify interest and penalties as income tax expense as permitted by current accounting standards.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents and short-term investments approximate their fair values at December 31, 2010 and 2009 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by ASC Topic 820, Fair Value Measurements and Disclosures (see Note 3 – “Investments”).

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2010-26. In October 2010, the FASB issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (ASC Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of the amendments in ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in ASU 2010-26 specify which costs should be capitalized. The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. Management is currently evaluating the impact of ASU 2010-26 and the effect adoption of this guidance will have on the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-28. In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU 2010-28”), Intangibles – Goodwill and Other (Topic 350), When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of ASU 2010-28 is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is now required to perform Step 2 of the goodwill test if it is more likely than not that a goodwill impairment exists. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-29. In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments

The Company holds investments in fixed maturity securities as well as equity securities, which are classified as available for sale. At December 31, 2010 and December 31, 2009, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

December 31, 2010
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$8,044	88	(37)	8,095
Corporate bonds	12,192	149	(75)	12,266
Commercial mortgage-backed securities	7,756	40	(53)	7,743
Other	464	5	(9)	460

Total	$28,456	282	(174)	28,564

Equity securities	$1,061	12	(189)	884

December 31, 2009
Fixed Maturity Securities:
U.S. Treasury notes	$14,712	—	(505)	14,207
Commercial mortgage-backed securities	5,051	44	(36)	5,059

Total	$19,763	44	(541)	19,266

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The scheduled maturities of fixed maturity securities at December 31, 2010 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale

Due in one year or less	$69	67
Due after one year through five years	6,579	6,561
Due after five years through ten years	13,657	13,798
Due after ten years	395	395
Commercial mortgage-backed securities	7,756	7,743

	$28,456	28,564

Investment Sales – 2010

Proceeds received, and the gross realized gains and losses from sales of available for sale securities, for the year ended December 31, 2010 were as follows (in thousands):

	Proceeds	Gross Realized Gains	Gross Realized Losses

Year ended December 31, 2010
Fixed maturity securities	$29,116	1,828	(17)

Equity securities*	$4,515	369	(177)

*	Amounts reported for the year ended December 31, 2010 include the gross realized gains and losses from equity option contracts. During the year ended December 31, 2010, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $391,000 and realized a gain of $327,000, which is included in the realized investment gains in the Consolidated Statements of Earnings. There were no open option contracts at December 31, 2010.

Investment Sales – 2009

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

Securities with gross unrealized loss positions at December 31, 2010, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than twelve months
	Gross Unrealized Loss	Fair Value

U.S. Treasury notes	$(37)	2,734
Corporate bonds	(75)	3,876
Commercial mortgage-backed securities	(53)	3,513
Other	(9)	351

Total fixed maturity securities	$(174)	10,474

Equity securities	$(189)	514

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed maturity securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at December 31, 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

Investment income is summarized as follows (in thousands):

	Year ended December 31,
	2010	2009

Time deposits	$530	665
Short-term investments	94	398
Fixed maturity securities	1,112	508
Cash and cash equivalents	226	222

	$1,962	1,793

The following time deposits and short-term investments exceeded 10% of consolidated stockholders’ equity at December 31, 2010 and 2009 (in thousands):

Name of Financial Institution	Amount at December 31,
	2010	2009

Paradise Bank	$5,260	5,115
Regions Bank	8,773	8,392
Synovus Bank	—	5,168

	$14,033	18,675

At December 31, 2010, the Company also had one single investment in U.S. Treasury notes exceeding 10% of consolidated stockholders’ equity. This investment is carried at its $4.7 million fair value and included in investments in fixed maturity securities at December 31, 2010. There were no single investments exceeding 10% of consolidated stockholders’ equity at December 31, 2009.

In addition, at December 31, 2010 and 2009, cash and cash equivalents included $14.7 million and $21.6 million, respectively, on deposit at one national bank. At December 31, 2010, the Company also had an aggregate of $16.4 million in cash on deposit at two brokerage firms.

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

Note 4 – Fair Value Measurements (continued)

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

Level 3 – Inputs that are unobservable.

The following table presents information about the Company’s available-for-sale fixed maturity securities measured at fair value as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2010
Fixed maturity securities
U.S. Treasury and U.S. government agencies	$8,095	—	—	8,095
Corporate bonds	12,266	—	—	12,266
Commercial mortgage-backed securities	—	7,743	—	7,743
Other	—	460	—	460

Total fixed maturity securities	20,361	8,203	—	28,564
Equity securities	884	—	—	884

Total available-for-sale securities	$21,245	8,203	—	29,448

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 4 – Fair Value Measurements, continued

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2009
U.S. Treasury and U.S. government agencies	$14,207	—	—	14,207
Commercial mortgage-backed securities	—	5,059	—	5,059

Total fixed maturity securities	$14,207	5,059	—	19,266

There were no transfers between Levels 1 or 2 during the years ended December 31, 2010 and 2009.

Note 5 – Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	At December 31,
	2010	2009

Building	$5,883	—
Land	1,241	—
Computer hardware and software	508	236
Office and furniture and equipment	253	223
Other	138	31

Total, at cost	8,023	490
Less accumulated depreciation and amortization	(268)	(91)

Property and equipment, net	$7,755	399

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 5 – Property and Equipment, net, continued

The Company has a lease for office space located in Clearwater, Florida. This lease commenced in July 2008 and requires the Company to make monthly rent payments of $12,500, which includes $2,500 for common area maintenance, to an entity owned by one of the Company’s directors. The initial term of this agreement is for five years ending on July 15, 2013 and the lease may be extended for up to three additional five-year periods. In addition to this primary location, the Company leases on a month-to-month basis a small office space in a building adjacent to the corporate office location. This lease requires the Company to pay base rent of approximately $2,200 per month. The Company is required to provide a 30-day notice to terminate this lease. Rental expense under all facility leases was $191,000 and $181,000 during the years ended December 31, 2010 and 2009, respectively.

On June 1, 2010, the Company purchased property in Tampa, Florida for a total purchase price of $7.1 million. The property consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a three-story parking garage valued at $1.2 million, $5.3 million, and $0.6 million, respectively. This facility will be used by the Company and its subsidiaries, all of which will be headquartered in the new facility. The Company expects to complete the relocation of its employees and infrastructure by early 2011 upon completion of various building improvements, which are expected to cost the Company between $1.50 million and $1.75 million. In addition, the Company expects to lease to non-affiliates up to forty-nine percent of the building’s office space, which includes space occupied by existing tenants under lease agreements assumed by the Company at acquisition.

Lease commitments at December 31, 2010 are as follows:

Year Ended December 31,	Amount (in thousands)
2011	$150
2012	150
2013	88

Total:	$388

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Premiums Written
Direct	$114,599	92,683
Assumed	1,683	18,618

Gross written	116,282	111,301
Ceded	(57,322)	(44,674)

Net premiums written	58,960	66,627

Premiums Earned
Direct	$104,621	68,555
Assumed	15,136	41,456

Gross earned	119,757	110,011
Ceded	(57,322)	(44,674)

Net premiums earned	$62,435	65,337

During the years ended December 31, 2010 and 2009, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred and there were no such amounts recoverable at December 31, 2010 and 2009. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of December 31, 2010 and 2009. At December 31, 2010 and 2009, prepaid reinsurance premiums related to 18 and 26 reinsurers, respectively.

At December 31, 2010 and 2009, assumed reinsurance balances receivable amount to $26,000 and $19.5 million, respectively. Such receivables were related to the December assumption transactions in each year of certain policies assumed from Citizens.

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

Activity in the liability for unpaid losses and LAE is summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009

Balance, beginning of year	$19,178	14,763

Incurred related to:
Current year	37,432	39,103
Prior year	235	(3,873)

Total incurred	37,667	35,230

Paid related to:
Current year	(19,477)	(23,090)
Prior year	(15,222)	(7,725)

Total paid	(34,699)	(30,815)

Balance, end of year	$22,146	19,178

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 8 – Income Taxes

A summary of income taxes is as follows (in thousands):

	Year Ended December 31,
	2010	2009

Federal:
Current	$1,238	4,721
Deferred	1,449	1,129

Federal income taxes	2,687	5,850

State:
Current	236	802
Deferred	241	187

State income taxes	477	989

Income taxes	$3,164	6,839

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2010		2009
	Amount	%	Amount	%

Income taxes at statutory rate	$3,005	35.0%	$6,212	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	313	3.6	643	3.6
Stock-based compensation	13	.2	13	.1
Other	(167)	(1.9)	(29)	(.2)

Income taxes	$3,164	36.9%	$6,839	38.5%

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 8 – Income Taxes, continued

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax years ending December 31, 2009, 2008, and 2007 remain subject to examination by our major taxing jurisdictions. There have been no interest or penalties recognized for the years ended December 31, 2010 and 2009. In February 2011, the Company received notice from the Internal Revenue Service with respect to an examination of the Company’s 2008 and 2009 federal income tax returns. The examination is expected to commence during the second quarter of 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred income tax asset are as follows (in thousands):

	At December 31,
	2010	2009
Deferred income tax assets:
Unearned premiums	$3,262	5,286
Losses and loss adjustment expenses	610	483
Organizational costs	129	140
Stock-based compensation	355	459
Other	19	—
Unrealized net loss on securities available for sale	27	191

Deferred tax assets	4,402	6,559

Deferred tax liabilities:
Depreciation	(123)	(72)
Deferred policy acquisition costs	(3,690)	(4,049)
Other	(5)	(—)

Deferred tax liabilities	(3,818)	(4,121)

Net deferred income tax asset	$584	2,438

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. As a result, the Company did not have a valuation allowance established as of December 31, 2010 or 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 9 – Net Earnings Per Share

A summary of the numerator and denominator of the basic and diluted earnings per share is presented below (dollars and shares in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009
Numerator -
Net earnings	$5,422	10,910

Denominator:
Weighted average shares - basic	6,179	6,731
Effect of dilutive securities:
Stock options	495	458
Shares issuable upon conversion of warrants	—	—

Weighted average shares - diluted	6,674	7,189

Earnings per share–basic	$0.88	1.62

Earnings per share–diluted	$0.81	1.52

For the year ended December 31, 2009, 40,000 options to purchase 40,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $7.00 exceeded the average market price of the Company’s common stock. For the years ended December 31, 2010 and 2009, 1,738,335 and 1,738,668 warrants, respectively, to purchase 905,001 and 945,334 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock.

Note 10 – Stockholders’ Equity

Common Stock

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the year ended December 31, 2010, the Company repurchased and retired a total of 311,239 shares at an average price of $7.00 per share and a total cost, inclusive of fees and commissions, of $2,196,392, or $7.06 per share, under this authorized repurchase program. During the year ended December 31, 2009, the Company repurchased and retired a total of 452,033 shares at an average price of $6.83 per share and a total cost, inclusive of fees and commissions, of $3,111,000, or $6.88 per share. At December 31, 2010, a total of $692,784 is available in connection with this plan.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 10 – Stockholders’ Equity, continued

In addition, in January 2010, the Company repurchased and retired a total of 200,000 shares of the Company’s common stock at a price of $7.00 per share for a total cost of $1,400,000 (see Note 15 – “Related Party Transactions”). Such repurchase was not part of a publicly announced plan or program.

Common Stock Warrants

At December 31, 2010, the Company has reserved 905,001 shares of common stock for issuance upon the exercise of its common stock warrants, all of which were issued coincident with the Company’s initial public offering (“IPO”). A summary of the warrant activity for the years ended December 31, 2010 and 2009 is presented below:

	Number Of Warrants Issued	Number of Common Shares Issuable Upon Conversion of Warrants

Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of 61,666 warrants forfeited	105,000	105,000

Warrants outstanding at December 31, 2008	1,771,668	938,334
Placement agent warrants repurchased	(33,000)	(33,000)

Warrants outstanding at December 31, 2009	1,738,668	905,334
Placement agent warrants repurchased by the Company at a price of $1.20 per warrant in January 2010	(333)	(333)

Warrants outstanding at December 31, 2010	1,738,335	905,001

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

Preferred Stock

At December 31, 2010, the Company is authorized to issue 20,000,000 shares of preferred stock, no par value. The authorized but unissued preferred stock may be issued in one or more series and the shares of each series shall have such rights as determined by the Company’s Board of Directors. See Note 17 – “Subsequent Events.”

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 11 – Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Net income	$5,422	10,910

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain/(loss) arising during the year	2,431	(497)
Reclassification adjustment for realized gains	(2,003)	—

Net change in unrealized gains	428	(497)
Deferred income taxes on above changes	(164)	191

Other comprehensive gain/(loss)	264	(306)

Comprehensive income	$5,686	10,604

Note 12 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At December 31, 2010, options to purchase 4,850,000 shares are available for grant under the Plan. The options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	1,146,000	$2.66

Exercised	(16,000)	2.50

Outstanding at December 31, 2009	1,130,000	$2.66

Forfeited	(40,000)	7.00
Exercised	(260,000)	2.50

Outstanding at December 31, 2010	830,000	$2.50	6.4 years	$4,631

Exercisable at December 31, 2010	774,000	$2.50	6.4 years	$4,318

There were no options granted during the years ended December 31, 2010 and 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 12 – Stock-Based Compensation, continued

At December 31, 2010 and 2009, there was approximately $50,000 and $185,000, respectively, of total unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of sixteen (16) months. During the years ended December 31, 2010 and 2009, a total of 260,000 and 16,000 options, respectively, were exercised. The total fair value of shares vesting and recognized as compensation expense was approximately $87,000 and $483,000, respectively, for the years ended December 31, 2010 and 2009 and the associated income tax benefit recognized was $0 and $164,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $1,097,600 and $42,000, respectively, and the income tax benefit recognized was $301,000 and $9,000, respectively.

Note 13 – Commitments and Contingencies

The Company is party to claims and legal actions arising routinely in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or liquidity.

As a direct premium writer in the state of Florida, the Company is required to participate in certain insurer pools and associations under Florida statutes 631.57(3) (A). Participation in these pools is based on written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. For the years ended December 31, 2010 and 2009, HCPC collected and paid assessments to the Florida Hurricane Catastrophe Fund (FHCF) amounting to $987,000 and $947,000, respectively. Additionally, HCPC collected and paid assessments to Citizens of $1,382,000 and $1,326,000, respectively, for the years ended December 31, 2010 and 2009. These assessments are recorded as a surcharge in premium billings to insureds. The surcharges are 1.0% of premium for the FHCF and 1.4% for Citizens.

HCPC has qualified as a Limited Apportionment Company in Florida for a one-year period beginning in April 2010. This designation allows the Company to pay assessments from regulatory agencies as assessments from insureds are recouped rather than paying the assessment and then recouping from the insureds/ policyholders.

Claddaugh has been required since inception to maintain minimum capital and surplus of $2.0 million.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 14 – Regulatory Requirements and Restrictions

The Florida Insurance Code (the “Code”) requires HCPC to maintain capital and surplus equal to the greater of 10% of its liabilities or a statutory minimum as defined in the Code. At December 31, 2010 and 2009, HCPC is required to maintain a minimum capital and surplus of $4.0 million. At December 31, 2010 and 2009, HCPC’s statutory capital and surplus was $31.1 million and $24.1 million, respectively. For the year ended December 31, 2010, HCPC had a statutory net loss of $2.3 million. For the year ended December 31, 2009, HCPC had a statutory net loss of $0.6 million. Statutory surplus differs from stockholders’ equity reported in accordance with generally accepted accounting principles primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

As of December 31, 2010 and 2009, HCPC had a cash deposit with the Insurance Commissioner of the state of Florida, in the amount of $300,000, to meet regulatory requirements. At December 31, 2010 and 2009, there were no material permitted statutory accounting practices utilized by HCPC.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation (OIR) if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At December 31, 2010 and 2009, no dividends are available to be paid by HCPC.

The Bermuda Monetary Authority requires Claddaugh to maintain minimum capital and surplus of $2.0 million. At December 31, 2010 and 2009, Claddaugh’s statutory capital and surplus was $4.5 million and $5.5 million, respectively. Claddaugh’s statutory net profit was $4.9 million and $3.5 million, respectively, for the years ended December 31, 2010 and 2009.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 15 – Related Party Transactions

One of the Company’s directors receives a consulting fee and software license fees for development and use of the Company’s premium administration application software. Under this arrangement, the Company incurred fees of $359,000 and $352,000 for the years ended December 31, 2010 and 2009, respectively. Software license fees totaling $129,000 and $71,000 were unpaid at December 31, 2010 and 2009, respectively.

One of the Company’s directors is a partner at a law firm that manages certain of the Company’s corporate legal matters. Fees incurred with respect to this law firm for the years ended December 31, 2010 and 2009 were approximately $266,000 and $103,000, respectively.

As discussed in Note 5, the Company leases office space under an operating lease agreement with one director. The lease requires annual base rental payments of approximately $150,000. Lease payments on this property for each of the years ended December 31, 2010 and 2009 totaled $160,000.

Effective January 20, 2010, the Company repurchased and retired a total of 200,000 shares of the Company’s common stock at a price of $7.00 per share for a total cost of $1,400,000. Such shares were repurchased under a stock purchase agreement with one of the Company’s directors at a price below the $7.95 market value of the Company’s common stock on the date of the transaction. Such repurchases were not part of a publicly announced plan or program. In addition, the Company paid a $10,000 consulting fee during 2010 to this director for investment advisory services.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 16 – Condensed Financial Information of Homeowners Choice, Inc.

Condensed financial information of Homeowners Choice, Inc. is as follows (in thousands):

Balance Sheets

	At December 31,
	2010	2009
Assets

Cash and cash equivalents	$416	346
Short-term investments	2,074	1,994
Investment in subsidiaries	60,366	48,774
Income taxes receivable	—	674
Property and equipment, net	214	254
Deferred income taxes	265	401
Other assets	374	148

Total assets	$63,709	52,591

Liabilities and Stockholders’ Equity

Accrued expenses and other liabilities	290	252
Income taxes payable	3,562	—
Due to related parties	13,228	6,961

Total liabilities	17,080	7,213

Total stockholders’ equity	46,629	45,378

Total liabilities and stockholders’ equity	$63,709	52,591

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 16 – Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Earnings

	Year Ended December 31,
	2010	2009
Investment income	$80	80
Other income	45	22
Other operating expenses	(1,427)	(1,687)

Loss before income tax benefit and equity in earnings of subsidiaries	(1,302)	(1,585)
Income tax benefit	485	520

Net loss before equity in earnings of subsidiaries	(817)	(1,065)
Equity in earnings of subsidiaries	6,239	11,975

Net income	$5,422	10,910

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 16 – Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$5,422	10,910
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	87	483
Depreciation and amortization	84	67
Loss on disposal of property and equipment	—	20
Equity in earnings of subsidiaries	(6,239)	(11,975)
Deferred income tax benefit	136	(103)
(Increase) decrease in other assets	(226)	28
Increase (decrease) in accrued expenses and other liabilities	38	(294)
Decrease (increase) in income taxes receivable	674	(674)
Increase in income taxes payable	3,562	—
Increase in due to related parties	6,267	4,229

Net cash provided by operating activities	9,805	2,691

Cash flows from investing activities:
Purchase of short-term investments	(80)	(76)
Repayment of note receivable	—	450
Purchase of property and equipment, net	(44)	(174)
Dividends received from subsidiary	4,800	—
Investment in subsidiaries	(9,889)	—

Net cash (used in) provided by investing activities	(5,213)	200

Cash flows from financing activities:
Repurchases of common stock	(3,596)	(3,111)
Repurchases of common stock warrants	—	(40)
Dividends paid to stockholders	(1,877)	—
Proceeds from the exercise of stock options	650	40
Excess tax benefit from stock options exercised	301	9

Net cash used in financing activities	(4,522)	(3,102)

Net increase (decrease) in cash and cash equivalents	70	(211)
Cash and cash equivalents at beginning of year	346	557

Cash and cash equivalents at end of year	$416	346

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 17 – Subsequent Events

On January 26 2011, the Company’s Board of Directors declared a quarterly dividend of $0.10 per common share. The dividends were paid March 18, 2011 to stockholders of record on February 18, 2011.

On February 1, 2011, the Company filed Amendment No. 2 on Form S-3 with the Securities and Exchange Commission under which the Company offered for sale a minimum of 1,200,000 shares up to a maximum of 1,500,000 shares of its 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”). On March 25, 2011, the offering was completed with a total of 1,247,700 shares of Series A Preferred being issued by the Company for gross proceeds of approximately $12.5 million before deducting offering expenses, which are expected to total approximately $1.2 million including placement agent fees and expenses. The Company intends to use the net proceeds from this offering of approximately $11.3 million for general corporate purposes. Dividends on the Series A Preferred will be cumulative from the date of original issue and will accrue on the last day of each month at an annual rate of 7% of the $10.00 liquidation preference per share. Each share of the Series A Preferred will be convertible, at the holder’s option at any time, initially into one share of the Company’s common stock based upon an initial conversion price of $10.00 per share. The Company may terminate this conversion right on or after March 31, 2014, if, for at least twenty trading days within any period of thirty consecutive trading days, the market price of the Company’s common stock exceeds the conversion price of the Series A Preferred by more than 20% and the Company’s common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Shares of the Series A Preferred will have no voting rights except under limited circumstances.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2010), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the final ruling of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

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

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2010.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2010.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2010.

Securities authorized for issuance under equity compensation plans are summarized under Part II - Item 5 on Page 19 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2010.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2010 and 2009 provided by Hacker, Johnson & Smith PA, our principal accountant:

	2010	2009

Audit Fees (a)	$115,000	108,000
All Other Fees (b)	25,000	—

Total	$140,000	$108,000

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	All Other Fees represent fees billed for services provided to us not otherwise included in the categories above, primarily fees related to the review of our registration statement in connection with our preferred stock offering.

PART IV

ITEM 15 – Exhibits, Financial Statements and Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Any supplemental information we are required to file with respect to our property and casualty insurance operations is included in Part II, Item 8 of this Form 10-K.

(3)	Exhibits: See the exhibit listing set forth below:

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Homeowners Choice, Inc., as amended.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2010 between Homeowners Choice Property and Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

21	Subsidiaries of Homeowners Choice, Inc.

23	Consent of Hacker, Johnson & Smith PA

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company and in the capacities and on the dates indicated:

HOMEOWNERS CHOICE, INC.

March 29, 2011	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer
(Principal Executive Officer)

March 29, 2011	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 29, 2011	By	/s/ Paresh Patel
Paresh Patel
Chairman of the Board of Directors

March 29, 2011	By	/s/ George Apostolou
George Apostolou, Director

March 29, 2011	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 29, 2011	By	/s/ Krishna Persaud
Krishna Persuad, Director

March 29, 2011	By	/s/ Gregory Politis
Gregory Politis, Director

March 29, 2011	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 29, 2011	By	/s/ Martin A. Traber
Martin A. Traber, Director

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.