Form 10-Q
period 2011-03-31
Homeowners Choice, Inc.
filed 2011-05-12
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on May 9, 2011 was 6,061,802.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At March 31,	At December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $28,131 and $28,456)	$28,154	28,564
Equity securities, available-for-sale, at fair value	4,030	884
Time deposits	14,171	14,033

Total investments	46,355	43,481
Cash and cash equivalents	58,471	54,849
Accrued interest and dividends receivable	282	180
Premiums receivable	4,670	5,822
Assumed reinsurance balances receivable	--	26
Prepaid reinsurance premiums	9,638	17,787
Deferred policy acquisition costs	6,757	9,407
Property and equipment, net	8,346	7,755
Deferred income taxes	1,572	584
Other assets	6,193	1,057

Total assets	$142,284	140,948

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	24,050	22,146
Unearned premiums	47,066	65,034
Advance premiums	7,061	1,114
Accrued expenses	2,065	2,385
Income taxes payable	1,336	310
Other liabilities	3,296	3,330

Total liabilities	84,874	94,319

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 1,247,700 shares issued and outstanding in 2011	--	--
Preferred stock (no par value 18,500,000 shares authorized, no shares issued or outstanding)	--	--
Common stock, (no par value, 40,000,000 shares authorized, 6,141,802 and 6,205,396 shares issued and outstanding in 2011 and 2010)	--	--
Additional paid-in capital	29,315	18,606
Retained earnings	28,242	28,065
Accumulated other comprehensive loss	(147)	(42)

Total stockholders’ equity	57,410	46,629

Total liabilities and stockholders’ equity	$142,284	140,948

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Revenue

Gross premiums earned	$30,896	30,344
Premiums ceded	(14,222)	(14,103)

Net premiums earned	16,674	16,241

Net investment income	564	531
Realized investment gains	153	--
Other	658	215

Total revenue	18,049	16,987

Expenses

Losses and loss adjustment expenses	10,403	9,813
Policy acquisition and other underwriting expenses	4,263	4,292
Other operating expenses	2,128	1,696

Total expenses	16,794	15,801

Income before income taxes	1,255	1,186

Income taxes	462	488

Net income	$793	698

Preferred stock dividends	(17)	--

Income available to common stockholders	$776	698

Basic earnings per common share	$.13	.11

Diluted earnings per common share	$.12	.10

Dividends per common share	$.10	--

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$793	698
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	9	44
Net amortization of premiums (discounts) on investments in fixed maturity securities	26	(14)
Depreciation and amortization	63	22
Deferred income taxes	(922)	334
Realized gains on sales of investments	(153)	--
Changes in operating assets and liabilities:
Premiums receivable	1,152	615
Assumed reinsurance balances receivable	26	19,525
Advance premiums	5,947	5,910
Prepaid reinsurance premiums	8,149	(2,197)
Accrued interest and dividends receivable	(102)	(145)
Other assets	(5,136)	(911)
Assumed reinsurance balances payable	--	5,211
Deferred policy acquisition costs	2,650	3,370
Losses and loss adjustment expenses	1,904	1,627
Unearned premiums	(17,968)	(21,579)
Income taxes payable	1,026	(87)
Accrued expenses and other liabilities	(354)	(126)

Net cash (used in) provided by operating activities	(2,890)	12,297

Cash flows from investing activities:
Purchase of property and equipment, net	(654)	(94)
Purchase of fixed maturity securities	(7,292)	(3,508)
Purchase of equity securities	(3,718)	--
Proceeds from sales of fixed maturity securities	7,698	--
Proceeds from sales of equity securities	532	--
Increase in time deposits, net	(138)	(127)
Decrease in short-term investments, net	--	4,220

Net cash (used in) provided by investing activities	(3,572)	491

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	11,307	--
Proceeds from the exercise of common stock options	50	--
Cash dividends paid	(616)	--
Repurchases of common stock	(693)	(1,801)
Excess tax benefit from common stock options exercised	36	--

Net cash provided by (used in) financing activities	10,084	(1,801)

Net increase in cash and cash equivalents	3,622	10,987
Cash and cash equivalents at beginning of period	54,849	43,453

Cash and cash equivalents at end of period	$58,471	54,440

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$321	240

Cash paid for interest	$--	--

Non-cash investing activity -
Unrealized (loss)/gain on investments, available for sale, net of tax	$(105)	386

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2011

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	--	$--	6,205,396	--	18,606	28,065	(42)	46,629

Net Income (unaudited)	--	--	--	--	--	793	--	793
Change in unrealized loss on available-for-sale securities, net of income tax benefit (unaudited)	--	--	--	--	--	--	(105)	(105)

Comprehensive income (unaudited)	--	--	--	--	--	--	--	688
Proceeds from sale of preferred stock (net of offering costs of $1,170) (unaudited)	1,247,700	--	--	--	11,307	--	--	11,307
Exercise of stock options (unaudited)	--	--	20,000	--	50	--	--	50
Excess tax benefit from stock options exercised (unaudited)	--	--	--	--	36	--	--	36
Common stock dividends (unaudited)	--	--	--	--	--	(616)	--	(616)
Repurchases and retirement of common stock (unaudited)		--	(83,594)	--	(693)	--	--	(693)
Stock-based compensation (unaudited)	--	--	--	--	9	--	--	9

Balance at March 31, 2011 (unaudited)	1,247,700	$--	6,141,802	--	29,315	28,242	(147)	57,410

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Managers, Inc., Southern Administration, Inc., Claddaugh Casualty Insurance Company, Ltd., and Homeowners Choice Property & Casualty Insurance Company, Inc. and its subsidiary, HCPCI Holdings LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K, which was filed with the SEC on March 29, 2011.

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 1 – Summary of Significant Accounting Policies, continued

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at March 31, 2011 consisted of stock options, common stock warrants, and the 7.0% Series A cumulative convertible preferred stock issued March 25, 2011. Each share of preferred stock is convertible into one share of the Company’s common stock (see Note 10 – Stockholders’ Equity).

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2010-26. In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (ASC Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of the amendments in ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in ASU 2010-26 specify which costs should be capitalized. The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. Management is currently evaluating the impact of ASU 2010-26 and the effect adoption of this guidance will have on the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-28. In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU 2010-28”), Intangibles – Goodwill and Other (Topic 350), When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of ASU 2010-28 is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is now required to perform Step 2 of the goodwill test if it is more likely than not that a goodwill impairment exists. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2010-29. In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 3 – Investments

The Company holds investments in fixed maturity securities as well as equity securities, which are classified as available for sale. At March 31, 2011 and December 31, 2010, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2011
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$3,314	8	(49)	3,273
Corporate bonds	12,426	182	(58)	12,550
Commercial mortgage-backed securities	11,886	33	(96)	11,823
Other	505	5	(2)	508

Total	$28,131	228	(205)	28,154

Equity securities	$4,293	73	(336)	4,030

December 31, 2010
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$8,044	88	(37)	8,095
Corporate bonds	12,192	149	(75)	12,266
Commercial mortgage-backed securities	7,756	40	(53)	7,743
Other	464	5	(9)	460

Total	$28,456	282	(174)	28,564

Equity securities	$1,061	12	(189)	884

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 3 – Investments, continued

The scheduled maturities of fixed maturity securities at March 31, 2011 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$50	50
Due after one year through five years	8,816	8,851
Due after five years through ten years	7,209	7,255
Due after ten years	170	175
Commercial mortgage-backed securities	11,886	11,823

	$28,131	28,154

Investment Sales – 2011

Proceeds received, and the gross realized gains and losses from sales of available for sale securities, for the three months ended March 31, 2011 were as follows (in thousands):

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended March 31, 2011
Fixed maturity securities	$7,698	131	(23)

Equity securities*	$532	52	(7)

*Amounts reported for the three months ended March 31, 2011 include the gross realized gains and losses from equity option contracts. During the three months ended March 31, 2011, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $51,000 and realized a $51,000 gain, which is included in the realized investment gains in the Condensed Consolidated Statements of Earnings. There were no open option contracts at March 31, 2011.

Investment Sales – 2010

There were no investment sales made by the Company during the three months ended March 31, 2010.

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

Securities with gross unrealized loss positions at March 31, 2011, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than twelve months
	Gross Unrealized Loss	Fair Value

U.S. Treasury notes	$(49)	2,610
Corporate bonds	(58)	3,468
Commercial mortgage-backed securities	(96)	8,645
Other	(2)	263

Total fixed maturity securities	$(205)	14,986

Equity securities	$(336)	1,616

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed maturity securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at March 31, 2011.

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 4 – Fair Value Measurements, continued

The following table presents information about the Company’s available-for-sale fixed maturity securities measured at fair value as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2011
Fixed maturity securities
U.S. Treasury and U.S. government agencies	$3,273	--	--	3,273
Corporate bonds	12,550	--	--	12,550
Commercial mortgage-backed securities	--	11,823	--	11,823
Other	--	508	--	508

Total fixed maturity securities	15,823	12,331	--	28,154
Equity securities	4,030	--	--	4,030

Total available-for-sale securities	$19,853	12,331	--	32,184

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2010
Fixed maturity securities
U.S. Treasury and U.S. government agencies	$8,095	--	--	8,095
Corporate bonds	12,266	--	--	12,266
Commercial mortgage-backed securities	--	7,743	--	7,743
Other	--	460	--	460

Total fixed maturity securities	20,361	8,203	--	28,564
Equity securities	884	--	--	884

Total available-for-sale securities	$21,245	8,203	--	29,448

There were no transfers between Level 1 or 2 during the three months ended March 31, 2011 or the year ended December 31, 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 5 – Other Assets

Other assets at March 31, 2011 include an aggregate of $5.2 million in deposits paid in late March 2011 with respect to the Company’s March 29, 2011 bid to purchase foreclosure property located in Tierra Verde, Florida. The property consists primarily of land and improvements, retail buildings, and a marina facility purchased for $5.0 million plus closing costs of approximately $0.1 million. The Company’s bid award was subject to final approval by the Pinellas County Clerk of the Circuit Court, the agency that conducted the foreclosure sale. The Company received final approval and title on April 20, 2011, which is the date the Company acquired a controlling financial interest in the business operations related to this acquisition. The Company’s primary reason for the acquisition was to strengthen its property portfolio through diversification and quality of assets owned. Given the acquisition date, the Company is unable to provide the acquisition date fair value of assets acquired, liabilities assumed, or supplemental pro forma financial information as it is impracticable to do so at this time. The Company is also unable to provide a qualitative description of the factors that make up goodwill to be recognized, if any.

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Premiums Written
Direct	$15,122	14,874
Assumed	(2,194)	(6,110)

Gross written	12,928	8,764
Ceded	(14,222)	(14,103)

Net premiums written	(1,294)	(5,339)

Premiums Earned
Direct	$27,987	23,318
Assumed	2,909	7,026

Gross earned	30,896	30,344
Ceded	(14,222)	(14,103)

Net premiums earned	$16,674	16,241

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 6 – Reinsurance, continued

During the three months ended March 31, 2011 and 2010, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At March 31, 2011 and 2010, prepaid reinsurance premiums related to 18 and 26 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of March 31, 2011 and 2010.

Note 7 – Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Balance, beginning of period	$22,146	19,178

Incurred related to:
Current period	8,736	9,421
Prior periods	1,667	392

Total incurred	10,403	9,813

Paid related to:
Current period	(1,653)	(2,958)
Prior periods	(6,846)	(5,228)

Total paid	(8,499)	(8,186)

Balance, end of period	$24,050	20,805

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 – Income Taxes

During each of the three months ended March 31, 2011 and 2010, the Company recorded approximately $0.5 million of income taxes, which resulted in estimated annual effective tax rates of approximately 37% and 41%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items. In February 2011, the Company received notice from the Internal Revenue Service with respect to an examination of the Company’s 2008 and 2009 federal income tax returns. The examination is expected to commence during the second quarter of 2011.

Note 9 – Earnings Per Common Share

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$793	--		$698	--

Less: Preferred stock dividends	(17)	--		--	--

Basic Earnings Per Share
Income available to common stockholders	776	6,172	$0.13	698	6,285	$0.11

Effect of Dilutive Securities
Stock Options	--	440		--	529
Convertible preferred stock	17	83		--	--
Warrants	--	--		--	--

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$793	6,695	$0.12	$698	6,814	$0.10

For each of the three months ended March 31, 2011 and 2010, 1,738,335 warrants to purchase 905,001 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock. There were no preferred shares outstanding in 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 – Stockholders’ Equity

Common Stock

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three months ended March 31, 2011, the Company repurchased and retired a total of 83,594 shares at an average price of $8.23 per share and a total cost, inclusive of fees and commissions, of $693,000, or $8.29 per share.

As of March 28, 2011, the maximum amount designated for repurchases under this plan was expended and the share repurchase program was terminated.

Common Stock Warrants

At March 31, 2011, the Company has reserved 905,001 shares of common stock for issuance upon the exercise of its common stock warrants, all of which were issued coincident with the Company’s initial public offering (“IPO”). A summary of the warrants outstanding at March 31, 2011 is presented below:

	Number Of Warrants Issued	Number of Common Shares Issuable Upon Conversion of Warrants

Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of forfeitures and repurchases	71,667	71,667

Warrants outstanding at March 31, 2011	1,738,335	905,001

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 – Stockholders’ Equity, continued

Preferred Stock

During the three months ended March 31, 2011, the Company designated 1,500,000 shares of the Company’s preferred stock as Series A cumulative convertible preferred stock (“Series A Preferred”).

On March 25, 2011, the Company closed its preferred stock offering under which a total of 1,247,700 shares of its Series A Preferred were sold for gross proceeds of approximately $12.5 million and net proceeds after offering costs of approximately $11.3 million. Dividends on the Series A Preferred will be cumulative from the date of original issue and will accrue on the last day of each month, at an annual rate of 7.0% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $0.70 per share. Accrued but unpaid dividends will accumulate and earn additional dividends at 7.0%, compounded monthly. At March 31, 2011 accumulated dividends on the Series A Preferred amounted to $17,000.

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10.00 per share; provided, however, that the Company may terminate this conversion right on or after March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of the Company’s common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Under certain circumstances, the Company will be required to adjust the conversion rate. The initial conversion price of $10.00 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to our common stock.

The Series A Preferred is not redeemable prior to March 31, 2014. If the Company issues a conversion cancellation notice, the Series A Preferred will be redeemable on or after March 31, 2014 for cash, at the Company’s option, in whole or in part, at $10.00 per share, plus accrued and unpaid dividends to the redemption date. Otherwise, the Series A Preferred will be redeemable for cash, at the Company’s option, in whole or in part, at a redemption price equal to $10.40 per share for redemptions on or after March 31, 2014; $10.20 per share for redemptions on or after March 31, 2015; and $10.00 per share for redemptions on or after March 31, 2016 plus accrued and unpaid dividends to the redemption date.

The Series A Preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption requirements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 – Stockholders’ Equity, continued

Preferred Stock, continued

Holders of the Series A Preferred shares generally have no voting rights, except under limited circumstances, and holders are entitled to receive cumulative preferential dividends when and as declared by the Company’s Board of Directors.

In addition, the Company is authorized to issue up to an additional 18,500,000 shares of preferred stock, no par value. The authorized but unissued and undesignated preferred stock may be issued in one or more series and the shares of each series shall have such rights as determined by the Company’s Board of Directors subject to the rights of the holders of the Series A Preferred.

Note 11 – Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Net income	$793	698

Other comprehensive income:
Change in unrealized (loss)/gain on investments:
Unrealized (loss)/gain arising during the period	(18)	628
Reclassification adjustment for realized gains	(153)	--

Net change in unrealized losses	(171)	628
Deferred income taxes on above change	66	(242)

Total other comprehensive (loss) income	(105)	386

Comprehensive income	$688	1,084

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 12 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At March 31, 2011, options to purchase 4,850,000 shares are available for grant under the Plan. The outstanding options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	830,000	$2.50

Exercised	(20,000)	2.50

Outstanding at March 31, 2011	810,000	2.50	6.2 years	$4,601

Exercisable at March 31, 2011	754,000	$2.50	6.2 years	$4,283

At March 31, 2011, there was approximately $41,000 of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of thirteen (13) months. The total fair value of shares vesting and recognized as compensation expense was approximately $9,000 and $44,000, respectively, for the three month periods ended March 31, 2011 and 2010 and the associated income tax benefit recognized was $0 and $13,000, respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2011 was $120,820 and the associated income tax benefit recognized was approximately $36,000. No options were exercised during the three month period ended March 31, 2010.

No options were granted during the three month periods ended March 31, 2011 and 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 13 – Subsequent Events

Effective April 4, 2011, the Company repurchased and retired a total of 80,000 shares of the Company’s common stock at a price of $8.00 per share for a total cost of $640,000. Such shares were repurchased under a stock purchase agreement with one of the Company’s directors at a price below the $8.20 market value of the Company’s common stock on the date of the transaction. Such repurchases were not part of a publicly announced plan or program.

On April 26, 2011, the Company’s Board of Directors declared a quarterly dividend on its common shares of $0.10 per share. The dividends will be paid June 17, 2011 to shareholders of record at the close of business May 20, 2011. In addition, the Company’s Board of Directors declared a cash dividend on its Series A 7% convertible preferred shares in the amount of $0.128 per share for the initial period from the issuance date, March 25, 2011, through May 31, 2011 to be paid June 27, 2011 to shareholders of record at the close of business June 1, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners Choice, Inc. and its subsidiaries.

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of March 31, 2011, we had total assets of $142.3 million and stockholders’ equity of $57.4 million. Our net income was approximately $0.8 million for the three months ended March 31, 2011.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place in July and

November 2007, February, June, October and December 2008, December 2009, and December 2010. Substantially all of our premium revenue since inception comes from these assumptions. We currently have approximately 61,000 policies in force. Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our current policies in force represent approximately $130 million in annualized premiums.

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

Recent Developments

In April 2011, we received approval from the State of Florida to implement a 12% rate increase with respect to policies that renew or are written on or after August 1, 2011.

On April 20, 2011, we received final purchase approval and title with respect to property we acquired for approximately $5 million through a foreclosure sale that was conducted by the Pinellas County Clerk of the Circuit Court on March 29, 2011. The property acquired on April 20, 2011 is located in Tierra Verde, Florida and consists primarily of land and improvements, retail buildings, and a marina facility. Our primary reason for this acquisition was to strengthen our property portfolio through diversification and quality of assets owned.

On April 26, 2011, our Board of Directors declared a quarterly dividend on its common shares of $0.10 per share. The dividends will be paid June 17, 2011 to shareholders of record at the close of business May 20, 2011. In addition, our Board of Directors declared a cash dividend on its Series A cumulative convertible preferred stock in the amount of $0.128 per share for the initial period from the issuance date, March 25, 2011, through May 31, 2011 to be paid June 27, 2011 to shareholders of record at the close of business June 1, 2011.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2011 and 2010 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Operating Revenue
Gross premiums earned	$30,896	30,344
Premiums ceded	(14,222)	(14,103)

Net premiums earned	16,674	16,241
Net investment income	564	531
Realized investment gains	153	--
Other Income	658	215

Total operating revenue	18,049	16,987

Operating Expenses
Losses and loss adjustment expenses	10,403	9,813
Policy acquisition and other underwriting expenses	4,263	4,292
Other operating expenses	2,128	1,696

Total operating expenses	16,794	15,801

Income before income taxes	1,255	1,186
Income taxes	462	488

Net income	$793	698

Preferred stock dividends	(17)	--

Income available to common stockholders	$776	698

Ratios to Net Premiums Earned:
Loss Ratio	62.39%	60.42%
Expense Ratio	38.33%	36.87%

Combined Ratio	100.72%	97.29%

Ratios to Gross Premiums Earned:
Loss Ratio	33.67%	32.34%
Expense Ratio	20.68%	19.73%

Combined Ratio	54.35%	52.07%

Per Share Data:
Basic earnings per common share	$.13	$.11

Diluted earnings per common share	$.12	$.10

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Our results of operations for the three months ended March 31, 2011 reflect net income available to common stockholders of $776,000, or $.12 earnings per diluted common share, compared to net income of $698,000 million, or $.10 earnings per diluted common share, for the three months ended March 31, 2010.

Revenue

Gross Premiums Earned for the three months ending March 31, 2011 were $30.9 million and reflect the revenue from policies assumed from Citizens in connection with the eight separate assumption transactions through December 2010 and the revenue on the renewal of these policies. Gross premiums earned for the three months ending March 31, 2010 were $30.3 million and reflect the revenue from policies assumed from Citizens in connection with the seven separate assumption transactions through December 2009 and the revenue on the renewal of these policies.

Premiums Ceded for the three months ending March 31, 2011 and 2010 were $14.2 million and $14.1 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 46.0% and 46.5% of gross premiums earned during the three months ending March 31, 2011 and 2010, respectively.

Net Premiums Earned for the three months ending March 31, 2011 and 2010 were $16.7 million and $16.2 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above. Net premiums earned increased by $0.5 million in 2011 as compared to 2010 as a result of the $0.6 million increase in gross premiums earned offset by the increase of $0.1 million in premiums ceded.

Net Premiums Written during the three months ending March 31, 2011 and 2010 totaled $(1.3) million and $(5.3) million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs. During each of the three months ended March 31, 2011 and 2010, our net premiums written were negative primarily as a result of the larger than anticipated opt outs (policyholders’ decisions to return to Citizens) on policies assumed in December 2010 and 2009.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Net Premiums Written	$(1,294)	(5,339)
Decrease in Unearned Premiums	17,968	21,580

Net Premiums Earned	$16,674	16,241

Net Investment Income for the three months ending March 31, 2011 and 2010 was $564,000 and $531,000, respectively.

Realized Investment Gains for the three months ending March 31, 2011 of $153,000 reflects the net gain realized from sales of securities during the period. We had no investment sales in the three months ending March 31, 2010.

Other Income for the three months ending March 31, 2011 and 2010 of $658,000 and $215,000, respectively, primarily reflects the policy fee income we earn with respect to our issuance of renewal policies.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $10.4 million and $9.8 million, respectively, during the three months ended March 31, 2011 and 2010.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $22.1 million at December 31, 2010 to $24.1 million at March 31, 2011. The $2.0 million increase in our Reserves is comprised of $7.1 million in new reserves specific to the three months ended March 31, 2011 offset by reductions of $4.6 million and $.5 million in our Reserves for 2010 and 2009 and prior accident years, respectively. The $7.1 million in Reserves established for 2011 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2011. The decrease of $5.1 million specific to our 2010 and 2009 and prior accident-year reserves is due to favorable development arising from lower than expected loss development during 2011 relative to expectations used to establish our Reserve estimates at the end of 2010. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for each of the three months ending March 31, 2011 and 2010 of $4.3 million primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees.

Other Operating Expenses for the three months ending March 31, 2011 and 2010 were $2.1 million and $1.7 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $0.4 million increase is primarily attributable to an increase for administrative compensation and related benefits. As of March 31, 2011, we had 80 employees compared to 57 employees as of March 31, 2010.

Income Taxes for each of the three months ending March 31, 2011 and 2010 were $0.5 million for state and federal income taxes resulting in an effective tax rate of 37% for 2011 and 41% for 2010.

Ratios:

The loss ratio applicable to the three months ending March 31, 2011 (loss and loss adjustment expenses related to net premiums earned) was 62.4% compared to 60.4% for the three months ended March 31, 2010. Our loss ratio was negatively impacted during the three months ended March 31, 2011 by a March storm event.

The expense ratio applicable to the three months ending March 31, 2011 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 38.3% compared to 36.9% for the three months ending March 31, 2010 due to the increase in our expense ratio with respect to our other operating expenses (see Other Operating Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ending March 31, 2011 was 100.7% compared to 97.3% for the three months ending March 31, 2010. Our combined loss ratio was negatively impacted during the three months ended March 31, 2011 by a March storm event.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ending March 31, 2011 was 54.4% compared to 52.1% for the three months ending March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our liquidity requirements have been met through issuance of our common stock and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by our insurance subsidiary from premiums written and investment income. In addition, we raised approximately $11.3 million in net proceeds from the offering of our Series A cumulative convertible preferred stock, which was completed on March 25, 2011 (see “Preferred Stock” below). We intend to use the net proceeds from this offering primarily for general corporate purposes, which may include contribution of capital to our insurance subsidiary, investments, and the pursuit of growth opportunities.

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

In the future, we anticipate our primary use of funds will be to pay claims and operating expenses. In addition, we expect to spend between $1.5 million to $1.75 million on enhancements to our new Tampa, Florida facility, which will serve as our corporate headquarters beginning in the second quarter of 2011.

Preferred Stock

On March 25, 2011, we closed our preferred stock offering under which a total of 1,247,700 shares of our Series A cumulative convertible preferred stock (“Series A Preferred”) were sold for gross proceeds of approximately $12.5 million and net proceeds after offering costs of approximately $11.3 million. Dividends on the Series A Preferred will be cumulative from the date of original issue and will accrue on the last day of each month, at an annual rate of 7.0% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $0.70 per share. Accrued but unpaid dividends will accumulate and earn additional dividends at 7.0%, compounded monthly. At March 31, 2011 accumulated dividends on the Series A Preferred amounted to $17,000.

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10.00 per share; provided, however, that we may terminate this conversion right on or after March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of our common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Under certain circumstances, we will be required to adjust the conversion rate. The initial conversion price of $10.00 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to our common stock.

The Series A Preferred is not redeemable prior to March 31, 2014. If the Company issues a conversion cancellation notice, the Series A Preferred will be redeemable on or after March 31, 2014 for cash, at our option, in whole or in part, at $10.00 per share, plus accrued and unpaid dividends to the redemption date. Otherwise, the Series A Preferred will be redeemable for cash, at our option, in whole or in part, at a redemption price equal to $10.40 per share for redemptions on or after March 31, 2014; $10.20 per share for redemptions on or after March 31, 2015; and $10.00 per share for redemptions on or after March 31, 2016 plus accrued and unpaid dividends to the redemption date.

The Series A Preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption requirements.

Holders of the Series A Preferred shares generally have no voting rights, except under limited circumstances, and holders are entitled to receive cumulative preferential dividends when and as declared by our Board of Directors.

Cash Flows

Our cash flows from operating, investing and financing activities for the three months ended March 31, 2011 and 2010 are summarized below.

Cash Flows for the Three Months Ended March 31, 2011

Net cash used in operating activities for the three months ended March 31, 2011 was approximately $2.9 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $3.6 million was primarily due to the purchase of various available for sale securities. Net cash provided by financing activities totaled $10.1 million, which was primarily due to the issuance of preferred stock.

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

At March 31, 2011, we have $32.2 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed maturity investments but increases the market value of existing fixed maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010 and March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2011, $7.9 million of the total $24.1 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $16.2 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At March 31, 2011, $11.7 million of the $16.2 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at March 31, 2011 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 29, 2011. For the three months ended March 31, 2011, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1a – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2011.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Repurchases of Securities

Effective March 18, 2009, our Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed us to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three months ended March 31, 2011, we repurchased and retired a total of 83,594 shares at an average price of $8.23 per share and a total cost, inclusive of fees and commissions, of $693,000, or $8.29 per share.

As of March 28, 2011, the maximum amount designated for repurchases under this plan was expended and the share repurchase program was terminated.

The following table provides information with respect to shares repurchased during the quarter ended March 31, 2011:

	(a) Total Number Of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or) Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
Period
January 1-31, 2011	28,268	8.23	28,268	$458,527
February 1-28, 2011	19,505	8.37	19,505	294,309
March 1-31, 2011	35,821	8.16	35,821	--

Total	83,594	$8.23	83,594

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

Under Florida law, a domestic insurer such as our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. For a three-year period beginning March 30, 2007, our insurance subsidiary, as a newly licensed Florida insurer, was precluded from paying dividends unless approved in advance by the Florida Office of Insurance Regulation. Additionally, Florida statutes preclude our insurance subsidiary from making dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 29, 2011.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Placement Agreement dated March 25, 2011 between Homeowners Choice, Inc. and Anderson & Strudwick Incorporated. Incorporated by reference to Exhibit 1.1 to our Form 8-K filed March 31, 2011.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2010 between Homeowners Choice Property and Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

May 12, 2011	By	/s/ Francis X. McCahill III
Francis X. McCahill III
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2011	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.