Form 10-Q
period 2011-06-30
Homeowners Choice, Inc.
filed 2011-08-12
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

Homeowners Choice, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-5961396
(State of Incorporation)	(IRS Employer Identification No.)

5300 West Cypress Street, Suite 100

Tampa, FL 33607

(Address, including zip code of principal executive offices)

(813) 403-3600

Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐    (The registrant has not yet been phased into the interactive data requirements)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on August 5, 2011 was 6,111,802.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At June 30, 2011	At December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $23,276 and $28,456)	$23,404	28,564
Equity securities, available-for-sale, at fair value	5,025	884
Time deposits	14,306	14,033

Total investments	42,735	43,481
Cash and cash equivalents	80,256	54,849
Accrued interest and dividends receivable	186	180
Premiums receivable	10,263	5,822
Assumed reinsurance balances receivable	—	26
Prepaid reinsurance premiums	8,866	17,787
Deferred policy acquisition costs	10,062	9,407
Income taxes receivable	3,033	—
Property and equipment, net	15,778	7,755
Deferred income taxes	—	584
Other assets	1,665	1,057

Total assets	$172,844	140,948

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	24,973	22,146
Unearned premiums	70,530	65,034
Advance premiums	6,900	1,114
Deferred income taxes	1,432	—
Payable for securities purchased	3,002	—
Accrued expenses	2,848	2,385
Assumed reinsurance balances payable	51	—
Dividends payable	218	—
Income taxes payable	—	310
Other liabilities	4,857	3,330

Total liabilities	114,811	94,319

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 1,247,700 shares issued and outstanding in 2011	—	—
Preferred stock (no par value 18,500,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,101,802 and 6,205,396 shares issued and outstanding in 2011 and 2010)	—	—
Additional paid-in capital	28,532	18,606
Retained earnings	29,559	28,065
Accumulated other comprehensive loss	(58)	(42)

Total stockholders’ equity	58,033	46,629

Total liabilities and stockholders’ equity	$172,844	140,948

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue
Gross premiums earned	$31,218	29,978	62,114	60,322
Premiums ceded	(14,174)	(14,333)	(28,396)	(28,436)

Net premiums earned	17,044	15,645	33,718	31,886

Net investment income	509	569	1,073	1,100
Realized investment gains	140	505	293	505
Gain on bargain purchase	936	—	936	—
Other	1,155	692	1,813	908

Total revenue	19,784	17,411	37,833	34,399

Expenses

Losses and loss adjustment expenses	10,523	10,863	20,926	20,676
Policy acquisition and other underwriting expenses	2,780	2,668	7,043	6,960
Other operating expenses	2,660	1,886	4,787	3,583

Total expenses	15,963	15,417	32,756	31,219

Income before income taxes	3,821	1,994	5,077	3,180

Income taxes	1,520	712	1,983	1,200

Net income	$2,301	1,282	3,094	1,980

Preferred stock dividends	(361)	—	(378)	—

Income available to common stockholders	$1,940	1,282	2,716	1,980

Basic earnings per common share	$.32	.21	.44	.32

Diluted earnings per common share	$.30	.19	.43	.29

Dividends per common share	$.10	—	.20	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$3,094	1,980
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	19	68
Net amortization of premiums (discounts) on investments in fixed maturity securities	61	(39)
Depreciation and amortization	158	57
Deferred income taxes (benefit)	2,026	(136)
Realized gains on sales of investments	(293)	(505)
Gain on bargain purchase	(936)	—
Changes in operating assets and liabilities:
Premiums receivable	(4,441)	(5,130)
Assumed reinsurance balances receivable	26	19,525
Advance premiums	5,786	5,948
Prepaid reinsurance premiums	8,921	(488)
Accrued interest and dividends receivable	(6)	10
Income taxes receivable	(3,033)	—
Other assets	(476)	(463)
Assumed reinsurance balances payable	51	658
Deferred policy acquisition costs	(655)	542
Losses and loss adjustment expenses	2,827	3,939
Unearned premiums	5,496	(2,369)
Income taxes payable	(310)	457
Accrued expenses and other liabilities	4,568	3,664

Net cash provided by operating activities	22,883	27,718

Cash flows from investing activities:
Cash consideration paid for acquired business	(5,110)	—
Purchase of property and equipment, net	(1,843)	(7,298)
Purchase of fixed maturity securities	(14,165)	(4,546)
Purchase of equity securities	(5,330)	—
Proceeds from sales of fixed maturity securities	19,614	12,242
Proceeds from sales of equity securities	1,106	—
Increase in time deposits, net	(273)	(256)
Decrease in short-term investments, net	—	7,443

Net cash (used in) provided by investing activities	(6,001)	7,585

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	11,307	—
Proceeds from the exercise of common stock options	363	100
Cash dividends paid	(1,382)	—
Repurchases of common stock	(1,887)	(2,595)
Excess tax benefit from common stock options exercised	124	39

Net cash provided by (used in) financing activities	8,525	(2,456)

Net increase in cash and cash equivalents	25,407	32,847
Cash and cash equivalents at beginning of period	54,849	43,453

Cash and cash equivalents at end of period	$80,256	76,300

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,176	600

Cash paid for interest	$—	—

Non-cash investing activities:
Unrealized (loss) gain on investments in available for sale securities, net of tax	$(16)	832

Fair value of net assets acquired in connection with business acquisition	$5,685	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2011

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance at December 31, 2010	—	$—	6,205,396	—	18,606	28,065	(42)	46,629

Net Income (unaudited)	—	—	—	—	—	3,094	—	3,094

Change in unrealized loss on available-for-sale securities, net of income tax benefit (unaudited)	—	—	—	—	—	—	(16)	(16)

Comprehensive income (unaudited)								3,078

Proceeds from sale of preferred stock (net of offering costs of $1,170) (unaudited)	1,247,700	—	—	—	11,307	—	—	11,307

Exercise of stock options (unaudited)	—	—	145,200	—	363	—	—	363

Excess tax benefit from stock options exercised (unaudited)	—	—	—	—	124	—	—	124

Common stock dividends (unaudited)	—	—	—	—	—	(1,222)	—	(1,222)

Preferred stock dividends (unaudited)	—	—	—	—	—	(378)	—	(378)

Repurchases and retirement of common stock (unaudited)		—	(248,794)	—	(1,887)	—	—	(1,887)

Stock-based compensation (unaudited)	—	—	—	—	19	—	—	19

Balance at June 30, 2011 (unaudited)	1,247,700	$—	6,101,802	—	28,532	29,559	(58)	58,033

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Managers, Inc., Southern Administration, Inc., Claddaugh Casualty Insurance Company, Ltd., HCI Holdings LLC and its subsidiary, TV Investment Holdings, LLC, and Homeowners Choice Property & Casualty Insurance Company, Inc. and its subsidiary, HCPCI Holdings LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K, which was filed with the SEC on March 29, 2011.

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies, continued

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at June 30, 2011 consisted of stock options, common stock warrants, and the 7.0% Series A cumulative convertible preferred stock issued March 25, 2011. Each share of preferred stock is convertible into one share of the Company’s common stock (see Note 10).

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2011-05. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To achieve this goal and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company does not expect the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2011-04. In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The objective of ASU 2011-04 is to provide clarification of Topic 820 and, also, to ensure that fair value has the same meaning in U.S. generally accepted accounting principles (“GAAP”) and in international financial reporting standards (“IFRSs”) and that their respective fair value measurement and disclosure requirements are generally the same. Thus, this update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. The amendment is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Investments

The Company holds investments in fixed maturity securities as well as equity securities, which are classified as available for sale. At June 30, 2011 and December 31, 2010, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

June 30, 2011
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$587	17	(2)	602
Corporate bonds	12,114	152	(110)	12,156
Commercial mortgage-backed securities	10,310	96	(26)	10,380
Other	265	1	—	266

Total	$23,276	266	(138)	23,404

Equity securities	$5,248	104	(327)	5,025

December 31, 2010
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$8,044	88	(37)	8,095
Corporate bonds	12,192	149	(75)	12,266
Commercial mortgage-backed securities	7,756	40	(53)	7,743
Other	464	5	(9)	460

Total	$28,456	282	(174)	28,564

Equity securities	$1,061	12	(189)	884

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The scheduled maturities of fixed maturity securities at June 30, 2011 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale
Due after one year through five years	$8,469	8,519
Due after five years through ten years	4,378	4,384
Due after ten years	119	121
Commercial mortgage-backed securities	10,310	10,380

	$23,276	23,404

Investment Sales – 2011 and 2010

Proceeds received, and the gross realized gains and losses from sales of available for sale securities, for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2011
Fixed maturity securities	$11,916	238	(15)

Equity securities*	$574	53	(136)

Three months ended June 30, 2010
Fixed maturity securities	$12,242	505	—

Six months ended June 30, 2011
Fixed maturity securities	$19,614	369	(38)

Equity securities*	$1,106	105	(143)

Six months ended June 30, 2010
Fixed maturity securities	$12,242	505	—

*	Amounts reported for the three and six months ended June 30, 2011 include the gross realized gains and losses from equity option contracts. During the three and six months ended June 30, 2011, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $22,000 and $73,000 and realized gains of $22,000 and $73,000 for the three and six months ended June 30, 2011, respectively, which is included in the realized investment gains in the Condensed Consolidated Statements of Earnings. There were no open option contracts at June 30, 2011. There were no equity option contracts during the three and six month periods ended June 30, 2010.

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

Securities with gross unrealized loss positions at June 30, 2011, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than twelve months
	Gross Unrealized Loss	Fair Value

U.S. Treasury and U.S. government agencies	$(2)	77
Corporate bonds	(110)	7,007
Commercial mortgage-backed securities	(26)	3,952

Total fixed maturity securities	$(138)	11,036

Equity securities	$(327)	1,144

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed maturity securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at June 30, 2011.

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 4 – Fair Value Measurements, continued

The following table presents information about the Company’s available-for-sale fixed maturity securities measured at fair value as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2011
Fixed maturity securities
U.S. Treasury and U.S. government agencies	$525	77	—	602
Corporate bonds	12,156	—	—	12,156
Commercial mortgage-backed securities	—	10,380	—	10,380
Other	—	266	—	266

Total fixed maturity securities	12,681	10,723	—	23,404
Equity securities	5,025	—	—	5,025

Total available-for-sale securities	$17,706	10,723	—	28,429

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2010
Fixed maturity securities
U.S. Treasury and U.S. government agencies	$8,095	—	—	8,095
Corporate bonds	12,266	—	—	12,266
Commercial mortgage-backed securities	—	7,743	—	7,743
Other	—	460	—	460

Total fixed maturity securities	20,361	8,203	—	28,564
Equity securities	884	—	—	884

Total available-for-sale securities	$21,245	8,203	—	29,448

With respect to the Company’s business acquisition completed in April 2011 (see Note 5), all assets acquired and liabilities assumed were valued based on Level 3 measurements. Property, plant and equipment was valued based on an external appraisal using the sales comparison approach and other unobservable inputs. The environmental liability was valued based on third party estimates to complete the site assessment and remediation plan. The carrying amounts of all other assets and liabilities approximated their fair values at the acquisition date.

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 5 – Business Acquisition

Effective April 20, 2011, the Company, through its subsidiary, TV Investment Holdings LLC, acquired the assets and operations of Tierra Verde Marina Holdings. The property consists primarily of land and improvements, retail buildings, and a marina facility purchased for $5.1 million. Operating activities at acquisition include leasing of office and retail space to 11 tenants, wet and dry boat storage for approximately 150 clients, and fuel services with respect to marina clients and other recreational boaters. The Tierra Verde, Florida property and operations were acquired through a foreclosure sale conducted by the Pinellas County Clerk of the Circuit Court. The Company’s primary reason for the acquisition was to strengthen its property portfolio through diversification and quality of assets owned.

The fair value of the net assets acquired was approximately $5.7 million, which exceeds the $5.1 million purchase price. As a result, the Company recognized a gain on bargain purchase in the amount of $936,000 ($575,000 net of tax), which is included in operations for the three and six months ended June 30, 2011. The recorded gain is subject to adjustment as the Company will continue to evaluate the purchase price allocation with respect to certain of the liabilities assumed at acquisition. There were no intangibles acquired with respect to this acquisition. The following table summarizes the Company’s preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed at April 20, 2011 (in thousands):

Property, plant and equipment	$6,338
Other assets	132
Tenant deposits	(96)
Environmental liability (Note 13)	(150)
Deferred tax liability	(361)
Other liabilities	(178)

Fair value of net assets acquired	5,685
Gain on bargain purchase, net of tax of $361	(575)

Cash consideration paid	$5,110

For the three and six months ended June 30, 2011 and 2010, the effects of this acquisition were not material to the Company’s condensed consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented.

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Premiums Written
Direct	$54,838	49,854	69,961	64,729
Assumed	(157)	(666)	(2,351)	(6,776)

Gross written	54,681	49,188	67,610	57,953
Ceded	(14,174)	(14,333)	(28,396)	(28,436)

Net premiums written	$40,507	34,855	39,214	29,517

Premiums Earned
Direct	$29,160	25,024	57,147	48,342
Assumed	2,058	4,954	4,967	11,980

Gross earned	31,218	29,978	62,114	60,322
Ceded	(14,174)	(14,333)	(28,396)	(28,436)

Net premiums earned	$17,044	15,645	33,718	31,886

During the three and six months ended June 30, 2011 and 2010, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At June 30, 2011 and December 31, 2010, prepaid reinsurance premiums related to 18 reinsurers and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of June 30, 2011 and December 31, 2010.

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

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance, beginning of period	$24,050	20,805	22,146	19,178

Incurred related to:
Current period	6,696	11,629	15,432	21,050
Prior period	3,827	(766)	5,494	(374)

Total incurred	10,523	10,863	20,926	20,676

Paid related to:
Current period	(6,475)	(6,689)	(8,128)	(9,647)
Prior period	(3,125)	(1,862)	(9,971)	(7,090)

Total paid	(9,600)	(8,551)	(18,099)	(16,737)

Balance, end of period	$24,973	23,117	24,973	23,117

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

Note 8 – Income Taxes

During the three and six months ended June 30, 2011, the Company recorded approximately $1.5 million and $2.0 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 40% and 39%, respectively. During the three and six months ended June 30, 2010, the Company recorded approximately $0.7 million and $1.2 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 36% and 38%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items. In February 2011, the Company received notice from the Internal Revenue Service with respect to an examination of the Company’s 2008 and 2009 federal income tax returns. The examination commenced during the second quarter of 2011 and is still ongoing at June 30, 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 – Earnings Per Share

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$2,301	—		$1,282	—

Less: Preferred stock dividends	(361)	—		—	—

Basic Earnings Per Share
Income available to common stockholders	1,940	6,071	$0.32	1,282	6,153	$0.21

Effect of Dilutive Securities
Stock Options	—	411		—	499
Convertible preferred stock	361	1,248		—	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,301	7,730	$0.30	$1,282	6,652	$0.19

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$3,094	—		$1,980	—

Less: Preferred stock dividends	(378)	—		—	—

Basic Earnings Per Share
Income available to common stockholders	2,716	6,121	$0.44	1,980	6,219	$0.32

Effect of Dilutive Securities
Stock Options	—	425		—	515
Convertible preferred stock	378	669		—	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$3,094	7,215	$0.43	$1,980	6,734	$0.29

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 — Earnings Per Share, continued

For each of the three and six months ended June 30, 2011 and 2010, 1,738,335 warrants to purchase 905,001 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock. There were no preferred shares outstanding in 2010.

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

Common Stock Warrants

At June 30, 2011, the Company has reserved 905,001 shares of common stock for issuance upon the exercise of its common stock warrants, all of which were issued coincident with the Company’s initial public offering (“IPO”). A summary of the warrants outstanding at June 30, 2011 is presented below:

	Number Of Warrants Issued	Number of Common Shares Issuable Upon Conversion of Warrants

Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of forfeitures and repurchases	71,667	71,667

Warrants outstanding at June 30, 2011	1,738,335	905,001

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 — Stockholders’ Equity, continued

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

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10.00 per share; provided, however, that the Company may terminate this conversion right on or after March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of the Company’s common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Under certain circumstances, the Company will be required to adjust the conversion rate. The initial conversion price of $10.00 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to the Company’s common stock.

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

On June 8, 2011, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.5833 per share for each of the months of June, July and August 2011. The June 2011 dividend is payable July 27, 2011 to shareholders of record at the close of business on July 1, 2011. The July 2011 dividend is payable August 29, 2011 to shareholders of record at the close of business on August 1, 2011. The August 2011 dividend is payable September 27, 2011 to shareholders of record at the close of business on September 1, 2011.

Note 11 – Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$2,301	1,282	3,094	1,980

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the period	285	1,230	267	1,859
Reclassification adjustment for realized gains	(140)	(505)	(293)	(505)

Net change in unrealized gain (loss)	145	725	(26)	1,354
Deferred income taxes on above changes	(56)	(280)	10	(522)

Other comprehensive income (loss)	89	445	(16)	832

Comprehensive income	$2,390	1,727	3,078	2,812

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 12 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At June 30, 2011, options to purchase 4,874,800 shares are available for grant under the Plan. The outstanding options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	830,000	$2.50

Forfeited	(24,800)	2.50
Exercised	(145,200)	2.50

Outstanding at June 30, 2011	660,000	2.50	6.0 years	$2,746

Exercisable at June 30, 2011	656,800	$2.50	6.0 years	$2,732

At June 30, 2011, there was approximately $3,600 of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of ten months. The total fair value of shares vesting and recognized as compensation expense was approximately $9,400 and $18,600, respectively, for the three and six month periods ended June 30, 2011. There was no associated income tax benefit recognized with respect to the share compensation expense in 2011. The total intrinsic value of the 145,200 options exercised during the six months ended June 30, 2011 was $684,220 and the income tax benefit recognized was $168,000. The total fair value of shares vesting and recognized as compensation expense was approximately $24,000 and $68,000, respectively, for the three and six month periods ended June 30, 2010 and the associated income tax benefit recognized was $6,000 and $19,000, respectively. The total intrinsic value of the 40,000 options exercised during the six months ended June 30, 2010 was $147,000 and the income tax benefit recognized was $39,000.

No options were granted during the three and six month periods ended June 30, 2011 and 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 13 – Commitments and Contingencies

In connection with the Company’s April 20, 2011 acquisition of the marina property located in Pinellas County, Florida (see Note 5), the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. The contamination occurred during the process of removing fuel tanks from the property. The Company and its environmental consultants have assumed the remedial action work plan developed by prior management and its environmental consultant, which consists of completing the site assessment, performing soil excavation, and installing wells for collection of groundwater and soil samples throughout the monitoring phase of the project. At acquisition, the Company recorded a liability of $150,000 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the existing ongoing work plan. As of June 30, 2011, the $150,000 accrued at acquisition is included in other liabilities in the accompanying condensed consolidated balance sheet. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could significantly exceed the current estimated liability. However, based on information known at June 30, 2011, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Note 14 – Related Party Transaction

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

Effective June 27, 2011, the Company repurchased and retired a total of 85,200 shares of the Company’s common stock at a price of $6.50 per share for a total cost of $553,800. Such shares were repurchased under a stock purchase agreement with the Company’s Chief Executive Officer at a price below the $6.96 market value of the Company’s common stock on the date of the transaction. Such repurchases were not part of a publicly announced plan or program.

Effective June 30, 2011, all rights to the software license related to the Company’s premium administration application software were assigned to the Company in exchange for a one-time payment of $50,000. Such payment was made to the Company’s director who developed and licensed the software to the Company. The related software license and consulting agreements were terminated coincident with this exchange.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 15 – Subsequent Event

On July 26, 2011, the Company’s Board of Directors declared a quarterly dividend on its common shares of $0.10 per share. The dividends will be paid September 16, 2011 to shareholders of record at the close of business August 19, 2011.

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are gross earned premiums and investment income. We cede a substantial portion of our gross earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, expenses associated with investigating and settling policyholder claims, policy acquisition costs, and other underwriting expenses. As of June 30, 2011, we had total assets of $172.8 million and stockholders’ equity of $58.0 million. Our net income was approximately $2.3 million and $3.1 million, respectively, for the three and six months ended June 30, 2011. Income available to common stockholders was approximately $1.9 million and $2.7 million, respectively, for the three and six months ended June 30, 2011.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, December 2009, and December 2010. Substantially all of our premium revenue since inception comes from these assumptions. We currently have approximately 59,500 policies in force. Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants. Our current policies in force represent approximately $130 million in annualized premiums.

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

Recent Developments

Effective June 1, 2011, we entered into excess catastrophe reinsurance treaties, which provide approximately $345 million of coverage through non-affiliates for aggregate losses and loss adjustment expenses per event during the 2011-2012 hurricane season. We expect to be charged approximately $55 million in annual premiums with respect to these new reinsurance treaties, with such costs to be recognized over the reinsurance treaty period covering June 1, 2011 through May 31, 2012. In comparison, our reinsurance treaties covering the 2010-2011 hurricane season provided $390 million of coverage through non-affiliates for aggregate losses and loss adjustment expenses per event at a cost to us of approximately $59 million, which we recognized over the period from June 1, 2010 through May 31, 2011. The slight decrease in reinsurance premiums applicable to the 2011 reinsurance treaty year primarily results from use of current catastrophe models approved by the Florida Office of Insurance Regulation. Our reinsurance costs are expected to be approximately 42% of gross earned premiums during the period from June 1, 2011 through May 31, 2012 compared to 45% during the same period in 2010-2011.

Effective July 1, 2011, we entered into an executive employment agreement with our Chairman, Paresh Patel, to serve as our chief executive officer. Mr. Patel replaces Frank McCahill who had notified us in April 2011 of his intention to resign effective June 30, 2011.

Effective July 12, 2011, our financial stability rating of “A Exceptional” was reaffirmed by Demotech, Inc.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2011 and 2010 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating Revenue
Gross premiums earned	$31,218	29,978	62,114	60,322
Premiums ceded	(14,174)	(14,333)	(28,396)	(28,436)

Net premiums earned	17,044	15,645	33,718	31,886

Net investment income	509	569	1,073	1,100
Realized investment gains	140	505	293	505
Gain on bargain purchase	936	—	936	—
Other Income	1,155	692	1,813	908

Total operating revenue	19,784	17,411	37,833	34,399

Operating Expenses
Losses and loss adjustment expenses	10,523	10,863	20,926	20,676
Policy acquisition and other underwriting expenses	2,780	2,668	7,043	6,960
Other operating expenses	2,660	1,886	4,787	3,583

Total operating expenses	15,963	15,417	32,756	31,219

Income before income taxes	3,821	1,994	5,077	3,180
Income taxes	1,520	712	1,983	1,200

Net income	$2,301	1,282	3,094	1,980
Preferred stock dividends	(361)	—	(378)	—

Income available to common stockholders	$1,940	1,282	2,716	1,980

Ratios to Net Premiums Earned:
Loss Ratio	61.74%	69.43%	62.06%	64.84%
Expense Ratio	31.92%	29.11%	35.09%	33.07%

Combined Ratio	93.66%	98.54%	97.15%	97.91%

Ratios to Gross Premiums Earned:
Loss Ratio	33.71%	36.24%	33.69%	34.28%
Expense Ratio	17.43%	15.19%	19.05%	17.48%

Combined Ratio	51.14%	51.43%	52.74%	51.76%

Per Share Data:
Basic earnings per common share	$.32	.21	.44	.32

Diluted earnings per common share	$.30	.19	.43	.29

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Our results of operations for the three months ended June 30, 2011 reflect income available to common stockholders of $1.9 million, or $0.30 earnings per diluted common share, compared to income available to common stockholders of $1.3 million, or $0.19 earnings per diluted common share, for the three months ended June 30, 2010. Our results for the three months ended June 30, 2011 include a bargain purchase gain of $936,000 ($575,000 net of tax), or $0.07 diluted earnings per common share. The bargain purchase gain relates to our business acquisition completed in April 2011.

Revenue

Gross Premiums Earned for the three months ended June 30, 2011 were $31.2 million and reflect the revenue from policies assumed from Citizens in connection with the eight assumption transactions through December 2010 and the revenue on the renewal of these policies. Gross premiums earned for the three months ended June 30, 2010 were $30.0 million and reflect the revenue from policies assumed from Citizens in connection with the seven assumption transactions through December 2009 and the revenue on the renewal of these policies.

Premiums Ceded for the three months ended June 30, 2011 and 2010 were approximately $14.2 million and $14.3 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 45.4% and 47.8% of gross premiums earned during the three months ended June 30, 2011 and 2010, respectively.

Net Premiums Earned for the three months ended June 30, 2011 and 2010 were $17.0 million and $15.6 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above. Net premiums earned increased by $1.4 million in 2011 as compared to 2010 as a result of the $1.2 million increase in gross premiums earned and the $0.2 million decrease in premiums ceded.

Net Premiums Written during the three months ended June 30, 2011 and 2010 totaled $40.5 million and $34.9 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,
	2011	2010

Net Premiums Written	$40,507	34,855
Increase in Unearned Premiums	(23,463)	(19,210)

Net Premiums Earned	$17,044	15,645

Net Investment Income for the three months ended June 30, 2011 and 2010 was $509,000 and $569,000, respectively.

Realized Investment Gains for the three months ended June 30, 2011 and 2010 of $140,000 and $505,000 reflects the net gain realized from sales of securities during the period.

Gain on Bargain Purchase was $936,000 ($575,000 net of tax), or $0.07 diluted earnings per common share, for the three months ended June 30, 2011. The bargain purchase gain relates to our business acquisition completed in April 2011. We had no business acquisitions in 2010.

Other Income for the three months ended June 30, 2011 and 2010 was $1,155,000 and $692,000, respectively. During the three months ended June 30, 2011, other income includes income from our marina operations, rental income from our Tampa office building, and policy fee income we earn with respect to our issuance of renewal policies. In comparison, our other income for the three months ended June 30, 2010 primarily reflects policy fee income.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $10.5 million and $10.9 million, respectively, during the three months ended June 30, 2011 and 2010. Our losses and loss adjustment expense reserves are more fully described below under the “Expenses” comparative for the six months ended June 30, 2011 and 2010 and, additionally, under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2011 and 2010 of $2.8 million and $2.7 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees.

Other Operating Expenses for the three months ended June 30, 2011 and 2010 were $2.7 million and $1.9 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general, administrative, and operational costs. The $0.8 million increase is primarily attributable to increases in compensation and related expenses, professional fees, and expenses related to our real estate and marina operations of $0.2 million, $0.1 million, and $0.4 million, respectively. As of June 30, 2011, we had 88 employees compared to 69 employees as of June 30, 2010.

Income Taxes for the three months ended June 30, 2011 and 2010 were $1.5 million and $0.7 million, respectively, for state and federal income taxes resulting in an effective tax rate of 40% for 2011 and 36% for 2010.

Ratios:

The loss ratio applicable to the three months ended June 30, 2011 (loss and loss adjustment expenses related to net premiums earned) was 61.7% compared to 69.4% for the three months ended June 30, 2010.

The expense ratio applicable to the three months ended June 30, 2011 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 31.9% compared to 29.1% for the three months ended June 30, 2010 due to the increase in our expense ratio with respect to our other operating expenses (see Other Operating Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended June 30, 2011 was 93.7% compared to 98.5% for the three months ended June 30, 2010.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended June 30, 2011 was 51.1% compared to 51.4% for the three months ended June 30, 2010.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Our results of operations for the six months ended June 30, 2011 reflect income available to common stockholders of $2.7 million, or $0.43 earnings per diluted common share, compared to income available to common stockholders of $2.0 million, or $0.29 earnings per diluted common share, for the six months ended June 30, 2010. Our results for the six months ended June 30, 2011 include a bargain purchase gain of $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share. The bargain purchase gain relates to our business acquisition completed in April 2011.

Revenue

Gross Premiums Earned for the six months ending June 30, 2011 were $62.1 million and reflect the revenue from policies assumed from Citizens in connection with the eight separate assumption transactions through December 2010 and the revenue on the renewal of these policies. Gross premiums earned for the six months ending June 30, 2010 were $60.3 million and reflect the revenue from policies assumed from Citizens in connection with the seven separate assumption transactions through December 2009 and the revenue on the renewal of these policies.

Premiums Ceded for each of the six months ending June 30, 2011 and 2010 were $28.4 million. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 45.7% and 47.1% of gross premiums earned during the six months ending June 30, 2011 and 2010, respectively.

Net Premiums Earned for the six months ending June 30, 2011 and 2010 were $33.7 million and $31.9 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above. Net premiums earned increased by $1.8 million in 2011 as compared to 2010 as a result of the $1.8 million increase in gross premiums earned.

Net Premiums Written during the six months ending June 30, 2011 and 2010 totaled $39.2 million and $29.5 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010

Net Premiums Written	$39,214	29,517
(Increase) Decrease in Unearned Premiums	(5,496)	2,369

Net Premiums Earned	$33,718	31,886

Net Investment Income for the six months ending June 30, 2011 and 2010 was $1,073,000 and $1,100,000, respectively.

Realized Investment Gains for the six months ending June 30, 2011 and 2010 of $293,000 and $505,000, respectively, reflects the net gain realized from sales of securities during the period.

Gain on Bargain Purchase was $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share, for the six months ended June 30, 2011. The bargain purchase gain relates to our business acquisition completed in April 2011. We had no business acquisitions in 2010.

Other Income for the six months ending June 30, 2011 and 2010 of $1,813,000 and $908,000, respectively. During the six months ended June 30, 2011, other income includes income from our marina operations, rental income from our Tampa office building, and policy fee income we earn with respect to our issuance of renewal policies. In comparison, our other income for the six months ended June 30, 2010 primarily reflects policy fee income.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $20.9 million and $20.7 million, respectively, during the six months ended June 30, 2011 and 2010.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $22.1 million at December 31, 2010 to $25.0 million at June 30, 2011. The $2.9 million increase in our Reserves is comprised of $13.1 million in new reserves specific to the six months ended June 30, 2011 offset by reductions of $8.1 million and $2.1 million in our Reserves for 2010 and 2009 and prior accident years, respectively. The $13.1 million in Reserves established for 2011 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2011. The decrease of $10.2 million specific to our 2010 and 2009 and prior accident-year reserves is due to favorable development arising from lower than expected loss development during 2011 relative to expectations used to establish our Reserve estimates at the end of 2010. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for each of the six months ending June 30, 2011 and 2010 of $7.0 million primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees.

Other Operating Expenses for the six months ending June 30, 2011 and 2010 were $4.8 million and $3.6 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general, administrative, and operational costs. The $1.2 million increase is primarily attributable to increases in compensation and related expenses, professional fees, and expenses related to our real estate and marina operations of $0.4 million, $0.2 million, and $0.6 million, respectively. As of June 30, 2011, we had 88 employees compared to 69 employees as of June 30, 2010.

Income Taxes for the six months ended June 30, 2011 and 2010 were $2.0 million and $1.2 million, respectively, for state and federal income taxes resulting in an effective tax rate of 39% for 2011 and 38% for 2010.

Ratios:

The loss ratio applicable to the six months ending June 30, 2011 (loss and loss adjustment expenses related to net premiums earned) was 62.1% compared to 64.8% for the six months ended June 30, 2010.

The expense ratio applicable to the six months ending June 30, 2011 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 35.1% compared to 33.1% for the six months ending June 30, 2010 due to the increase in our expense ratio with respect to our other operating expenses (see Other Operating Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the six months ending June 30, 2011 was 97.2% compared to 97.9% for the six months ending June 30, 2010.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the six months ending June 30, 2011 was 52.7% compared to 51.8% for the six months ending June 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our liquidity requirements have been met through issuance of our common and preferred stock and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by our insurance subsidiary from premiums written and investment income.

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

Preferred Stock

On March 25, 2011, we closed our preferred stock offering under which a total of 1,247,700 shares of our Series A cumulative convertible preferred stock (“Series A Preferred”) were sold for gross proceeds of approximately $12.5 million and net proceeds after offering costs of approximately $11.3 million. Dividends on the Series A Preferred are cumulative from the date of original issue and accrue on the last day of each month, at an annual rate of 7.0% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $0.70 per share. Accrued but unpaid dividends accumulate and earn additional dividends at 7.0%, compounded monthly.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2010 are summarized below.

Cash Flows for the Six Months Ended June 30, 2011

Net cash provided by operating activities for the six months ended June 30, 2011 was approximately $22.9 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $6.0 million was primarily due to our business acquisition completed in April 2011. Net cash provided by financing activities totaled $8.5 million, which was primarily due to $11.3 million from the issuance of preferred stock offset by $1.4 million in cash dividends paid and $1.9 million used to repurchase our common shares.

Cash Flows for the Six Months Ended June 30, 2010

Net cash provided by operating activities for the six months ended June 30, 2010 was approximately $27.7 million, which resulted primarily from the collection of $19.5 million from Citizens in connection with our December 2009 assumption transaction and $6.0 million in advance premiums offset by cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by investing activities of $7.6 million was primarily due to the receipt of $12.2 million in proceeds from the sale of securities and $7.4 million from the redemption of short-term investments offset by $4.5 million used for new investments in fixed maturity securities and $7.3 million used to purchased assets, primarily the $7.1 million used for the purchase of our Tampa office building. Net cash used in financing activities totaled $2.5 million, which was due to the repurchases during the period of our shares and warrants.

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

At June 30, 2011, we have $28.4 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed maturity investments but increases the market value of existing fixed maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010 and June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments to develop amounts reflected and disclosed in our financial statements. Material estimates that are particularly susceptible to significant change in the near term are related to our losses and loss adjustment expenses (“Reserves”), which include amounts estimated for claims incurred but not yet reported. Reserves are determined by establishing liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such Reserves are determined based on our assessment of claims reported and the development of pending claims. These Reserves are based on individual case estimates for the reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported (“IBNR”). Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are adjusted.

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2011, $9.4 million of the total $25.0 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $15.6 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At June 30, 2011, $9.4 million of the $15.6 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at June 30, 2011 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 29, 2011. For the six months ended June 30, 2011, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

During the quarter ended March 31, 2011, the maximum amount designated for repurchases under the Company’s formal repurchase plan was expended and the share repurchase program was terminated. The following table provides information with respect to shares repurchased during the quarter ended June 30, 2011 all of which were not part of a publicly announced plan:

	Total Number Of Shares Repurchased	Average Price Paid Per Share
Period
April 1-30, 2011	80,000	8.00
May 1-31, 2011	—	—
June 1-30, 2011	85,200	6.50

Total	165,200	$7.23

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

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 29, 2011.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Placement Agreement dated March 25, 2011 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to exhibit 1.1 to our Form 8-K filed March 31, 2011.

10.4	Executive Agreement date July 1, 2011 between Homeowners Choice, Inc. and Paresh Patel

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer A). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.16	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer B). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2011 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

10.20	Separation Agreement dated June 17, 2011 between Francis X. McCahill, III and Homeowners Choice, Inc.

10.21	Bill of Sale and Assignment dated July 1, 2011 by Scorpio Systems, Inc. to Homeowners Choice, Inc.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)

Pursuant to Rule 406T of U.S, Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

August 12, 2011	By	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 12, 2011	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.