Form 10-Q
period 2011-09-30
Homeowners Choice, Inc.
filed 2011-11-14
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(813) 405-3600

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on November 10, 2011 was 6,181,802.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At September 30, 2011	At December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $35,350 and $28,456)	$35,326	28,564
Equity securities, available-for-sale, at fair value	4,757	884
Time deposits	14,442	14,033

Total investments	54,525	43,481
Cash and cash equivalents	61,956	54,849
Accrued interest and dividends receivable	244	180
Premiums receivable	10,050	5,822
Assumed reinsurance balances receivable	63	26
Prepaid reinsurance premiums	17,228	17,787
Deferred policy acquisition costs	11,157	9,407
Income taxes receivable	774	—
Property and equipment, net	16,788	7,755
Deferred income taxes	—	584
Other assets	1,378	1,057

Total assets	$174,163	140,948

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	23,693	22,146
Unearned premiums	78,289	65,034
Advance premiums	4,584	1,114
Deferred income taxes	285	—
Accrued expenses	3,247	2,385
Dividends payable	218	—
Income taxes payable	—	310
Other liabilities	4,668	3,330

Total liabilities	114,984	94,319

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 1,247,700 shares issued and outstanding in 2011	—	—
Preferred stock (no par value 18,500,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,111,802 and 6,205,396 shares issued and outstanding in 2011 and 2010)	—	—
Additional paid-in capital	28,572	18,606
Retained earnings	30,803	28,065
Accumulated other comprehensive loss	(196)	(42)

Total stockholders’ equity	59,179	46,629

Total liabilities and stockholders’ equity	$174,163	140,948

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue
Gross premiums earned	$31,741	29,398	93,855	89,720
Premiums ceded	(13,906)	(14,314)	(42,302)	(42,750)

Net premiums earned	17,835	15,084	51,553	46,970

Net investment income	529	473	1,602	1,572
Policy fee income	424	434	1,278	1,309
Realized investment gains	123	1,028	416	1,534
Gain on bargain purchase	—	—	936	—
Other	1,184	53	2,143	86

Total revenue	20,095	17,072	57,928	51,471

Expenses

Losses and loss adjustment expenses	10,431	8,783	31,357	29,459
Policy acquisition and other underwriting expenses	3,529	3,730	10,572	10,689
Other operating expenses	2,829	2,021	7,617	5,604

Total expenses	16,789	14,534	49,546	45,752

Income before income taxes	3,306	2,538	8,382	5,719

Income taxes	1,232	881	3,214	2,081

Net income	$2,074	1,657	5,168	3,638

Preferred stock dividends	(218)	—	(596)	—

Income available to common stockholders	$1,856	1,657	4,572	3,638

Basic earnings per common share	$.30	.27	.75	.59

Diluted earnings per common share	$.27	.25	.70	.54

Dividends per common share	$.10	—	.30	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$5,168	3,638
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22	77
Net amortization of premiums (discounts) on investments in fixed maturity securities	115	(45)
Depreciation and amortization	325	117
Deferred income taxes	975	2,410
Realized gains on sales of investments	(416)	(1,534)
Gain on bargain purchase	(936)	—
Changes in operating assets and liabilities:
Premiums receivable	(4,228)	(4,428)
Assumed reinsurance balances receivable	(37)	19,525
Advance premiums	3,470	4,122
Prepaid reinsurance premiums	559	(9,019)
Accrued interest and dividends receivable	(64)	66
Income taxes receivable	(774)	(1,231)
Other assets	(189)	(209)
Assumed reinsurance balances payable	—	243
Deferred policy acquisition costs	(1,750)	195
Losses and loss adjustment expenses	1,547	3,533
Unearned premiums	13,255	3,733
Income taxes payable	(310)	(167)
Accrued expenses and other liabilities	1,776	5,263

Net cash provided by operating activities	18,508	26,289

Cash flows from investing activities:
Cash consideration paid for acquired business	(5,110)	—
Purchase of property and equipment, net	(3,021)	(7,415)
Purchase of fixed maturity securities	(29,396)	(14,731)
Purchase of equity securities	(5,568)	(2,070)
Proceeds from sales of fixed maturity securities	22,847	25,002
Proceeds from sales of equity securities	1,524	1,465
Increase in time deposits, net	(409)	(393)
Decrease in short-term investments, net	—	9,523

Net cash (used in) provided by investing activities	(19,133)	11,381

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	11,307	—
Proceeds from the exercise of common stock options	388	100
Cash dividends paid	(2,212)	—
Repurchases of common stock	(1,887)	(2,845)
Excess tax benefit from common stock options exercised	136	39

Net cash provided by (used in) financing activities	7,732	(2,706)

Net increase in cash and cash equivalents	7,107	34,964
Cash and cash equivalents at beginning of period	54,849	43,453

Cash and cash equivalents at end of period	$61,956	78,417

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,176	790

Cash paid for interest	$—	—

Non-cash investing activities:
Unrealized (loss) gain on investments in available for sale securities, net of tax	$(154)	656

Fair value of net assets acquired in connection with business acquisition	$5,685	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2011

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	—	$—	6,205,396	$—	18,606	28,065	(42)	46,629

Net Income (unaudited)	—	—	—	—	—	5,168	—	5,168

Change in unrealized loss on available-for-sale securities, net of income tax benefit (unaudited)	—	—	—	—	—	—	(154)	(154)

Comprehensive income (unaudited)								5,014

Proceeds from sale of preferred stock (net of offering costs of $1,170) (unaudited)	1,247,700	—	—	—	11,307	—	—	11,307

Exercise of stock options (unaudited)	—	—	155,200	—	388	—	—	388

Excess tax benefit from stock options exercised (unaudited)	—	—	—	—	136	—	—	136

Common stock dividends (unaudited)	—	—	—	—	—	(1,833)	—	(1,833)

Preferred stock dividends (unaudited)	—	—	—	—	—	(597)	—	(597)

Repurchases and retirement of common stock (unaudited)		—	(248,794)	—	(1,887)	—	—	(1,887)

Stock-based compensation (unaudited)	—	—	—	—	22	—	—	22

Balance at September 30, 2011 (unaudited)	1,247,700	$—	6,111,802	$—	28,572	30,803	(196)	59,179

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Managers, Inc., Southern Administration, Inc., Claddaugh Casualty Insurance Company, Ltd., Cypress Property Management Services, Inc., HCI Holdings LLC and its subsidiary, TV Investment Holdings, LLC, and Homeowners Choice Property & Casualty Insurance Company, Inc. and its subsidiary, HCPCI Holdings LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K, which was filed with the SEC on March 29, 2011.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss adjustment expenses, the recoverability of deferred policy acquisition costs, and the determination of federal income taxes. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies, continued

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at September 30, 2011 consisted of stock options, common stock warrants, and the 7.0% Series A cumulative convertible preferred stock issued March 25, 2011. Each share of preferred stock is convertible into one share of the Company’s common stock (see Note 10).

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2011-09. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-09 (“ASU 2011-09”), Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosure about an Employer’s Participation in a Multiemployer Plan. The objective of ASU 2011-09 is to improve the transparency of financial reporting with respect to an employer’s participation in a multiemployer pension plan or other multiemployer postretirement benefit plan by requiring each participating employer to provide additional separate, quantitative and qualitative disclosures. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. For public entities, the amendments in ASU 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments in ASU 2011-09 should be applied retrospectively for all periods presented. The Company does not expect the adoption of ASU 2011-09 will have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2011-08. In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 will have a material impact on its consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2011-05. In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To achieve this goal and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company does not expect the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2010-26. In October 2010, the FASB issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (ASC Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of the amendments in ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in ASU 2010-26 specify which costs should be capitalized. The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and can be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. Management is currently evaluating the impact of ASU 2010-26 and the effect adoption of this guidance will have on the Company’s consolidated financial statements.

Note 3 – Investments

The Company holds investments in fixed maturity securities as well as equity securities, which are classified as available for sale. At September 30, 2011 and December 31, 2010, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2011
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$588	41	—	629
Corporate bonds	13,729	101	(443)	13,387
Commercial mortgage-backed securities	10,229	120	(39)	10,310
State, municipalities, and political subdivisions	9,983	198	(17)	10,164
Other	821	15	—	836

Total	$35,350	475	(499)	35,326

Equity securities	$5,062	76	(381)	4,757

December 31, 2010
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$8,044	88	(37)	8,095
Corporate bonds	12,192	149	(75)	12,266
Commercial mortgage-backed securities	7,756	40	(53)	7,743
Other	464	5	(9)	460

Total	$28,456	282	(174)	28,564

Equity securities	$1,061	12	(189)	884

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The scheduled maturities of fixed maturity securities at September 30, 2011 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$1,013	1,009
Due after one year through five years	14,629	14,254
Due after five years through ten years	8,088	8,243
Due after ten years	1,391	1,510
Commercial mortgage-backed securities	10,229	10,310

	$35,350	35,326

Investment Sales – 2011 and 2010

Proceeds received, and the gross realized gains and losses from sales of available for sale securities, for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended September 30, 2011
Fixed maturity securities	$3,233	154	(24)

Equity securities*	$418	17	(24)

Three months ended September 30, 2010
Fixed maturity securities	$12,760	936	(1)

Equity securities*	$1,465	114	(21)

Nine months ended September 30, 2011
Fixed maturity securities	$22,847	523	(62)

Equity securities*	$1,524	122	(167)

Nine months ended September 30, 2010
Fixed maturity securities	$25,002	1,442	(1)

Equity securities*	$1,465	114	(21)

*	Amounts reported for the three and nine months ended September 30, 2011 and 2010 include the gross realized gains and losses from equity option contracts. During the three and nine months ended September 30, 2011 and 2010, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $11,000 and $84,000 and realized gains of $11,000 and $84,000 for the three and nine months ended September 30, 2011, respectively. With respect to option contracts during 2010, the Company received net proceeds of $102,000 and realized a gain of $95,000 during the three months ended September 30, 2010. All such gains are included in the realized investment gains in the Condensed Consolidated Statements of Earnings. There were no equity option contracts prior to the third quarter of 2010.

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

Securities with gross unrealized loss positions at September 30, 2011, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2011	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Fixed maturity securities
Corporate Bonds	$(443)	9,099	—	—	(443)	9,099
States, municipalities and political subdivisions	(17)	4,334	—	—	(17)	4,334
Commercial mortgage-backed securities	(39)	4,169	—	—	(39)	4,169

Total fixed maturity securities	(499)	17,602	—	—	(499)	17,602
Equity securities	(352)	2,593	(29)	66	(381)	2,659

Total available-for-sale securities	$(851)	20,195	(29)	66	(880)	20,261

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

Note 3 – Investments, continued

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed maturity securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at September 30, 2011.

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 4 – Fair Value Measurements, continued

The following table presents information about the Company’s available-for-sale securities measured at fair value as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2011
Fixed maturity securities
U.S. Treasury and U.S. government agencies	$545	84	—	629
Corporate bonds	13,387	—	—	13,387
Commercial mortgage-backed securities	—	10,310	—	10,310
State, municipalities, and political subdivisions	10,164	—	—	10,164
Other	569	267	—	836

Total fixed maturity securities	24,665	10,661	—	35,326
Equity securities	4,757	—	—	4,757

Total available-for-sale securities	$29,422	10,661	—	40,083

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2010
Fixed maturity securities
U.S. Treasury and U.S. government agencies	$8,095	—	—	8,095
Corporate bonds	12,266	—	—	12,266
Commercial mortgage-backed securities	—	7,743	—	7,743
Other	—	460	—	460

Total fixed maturity securities	20,361	8,203	—	28,564
Equity securities	884	—	—	884

Total available-for-sale securities	$21,245	8,203	—	29,448

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

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2011.

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

The fair value of the net assets acquired was approximately $5.7 million, which exceeded the $5.1 million purchase price. As a result, the Company recognized a gain on bargain purchase in the amount of $936,000 ($575,000 net of tax), which is included in operations for the nine months ended September 30, 2011. The recorded gain is subject to adjustment as the Company will continue to evaluate the purchase price allocation with respect to certain of the liabilities assumed at acquisition. There were no intangibles acquired with respect to this acquisition. The following table summarizes the Company’s preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed at April 20, 2011 (in thousands):

Property, plant and equipment	$6,338
Other assets	132
Tenant deposits	(96)
Environmental liability (Note 13)	(150)
Deferred tax liability	(361)
Other liabilities	(178)

Fair value of net assets acquired	5,685
Gain on bargain purchase, net of tax of $361	(575)

Cash consideration paid	$5,110

For the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, the effects of this acquisition were not material to the Company’s condensed consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented.

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Premiums Written
Direct	$39,409	36,021	109,370	100,750
Assumed	90	(521)	(2,261)	(7,298)

Gross written	39,499	35,500	107,109	93,452
Ceded	(13,906)	(14,314)	(42,301)	(42,749)

Net premiums written	$25,593	21,186	64,808	50,703

Premiums Earned
Direct	$31,041	27,616	88,188	75,959
Assumed	700	1,782	5,667	13,761

Gross earned	31,741	29,398	93,855	89,720
Ceded	(13,906)	(14,314)	(42,302)	(42,750)

Net premiums earned	$17,835	15,084	51,553	46,970

During the three and nine months ended September 30, 2011 and 2010, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At September 30, 2011 and December 31, 2010, prepaid reinsurance premiums related to 18 reinsurers and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of September 30, 2011 and December 31, 2010.

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

Activity in the liability for unpaid losses and LAE is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance, beginning of period	$24,973	23,117	22,146	19,178

Incurred related to:
Current period	14,951	8,912	30,383	29,962
Prior period	(4,520)	(129)	974	(503)

Total incurred	10,431	8,783	31,357	29,459

Paid related to:
Current period	(5,419)	(7,243)	(13,547)	(16,890)
Prior period	(6,292)	(1,946)	(16,263)	(9,036)

Total paid	(11,711)	(9,189)	(29,810)	(25,926)

Balance, end of period	$23,693	22,711	23,693	22,711

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 – Income Taxes

During the three and nine months ended September 30, 2011, the Company recorded approximately $1.2 million and $3.2 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 37% and 38%, respectively. During the three and nine months ended September 30, 2010, the Company recorded approximately $0.9 million and $2.1 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 35% and 36%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate primarily due to state income taxes, stock-based compensation, and certain nondeductible expense items. In February 2011, the Company received notice from the Internal Revenue Service (“IRS”) with respect to an examination of the Company’s 2008 and 2009 federal income tax returns. During the quarter ended September 30, 2011, the IRS concluded its examination of the Company’s 2008 and 2009 tax years with no adjustments being proposed for 2008 and minor adjustments proposed for 2009 which had no significant impact on the Company’s federal taxable income for 2009. In August 2011, the Company consented to the proposed adjustments and the examination was concluded subject to final approval by the Internal Revenue Service Area Director, which was issued October 3, 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 – Earnings Per Share

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$2,074	—		$1,657	—

Less: Preferred stock dividends	(218)	—		—	—

Basic Earnings Per Share
Income available to common stockholders	1,856	6,108	$0.30	1,657	6,100	$0.27

Effect of Dilutive Securities
Stock Options	—	298		—	469
Convertible preferred stock	218	1,248		—	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,074	7,654	$0.27	$1,657	6,569	$0.25

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$5,168	—		$3,638	—

Less: Preferred stock dividends	(596)	—		—	—

Basic Earnings Per Share
Income available to common stockholders	4,572	6,117	$0.75	3,638	6,179	$0.59

Effect of Dilutive Securities
Stock Options	—	378		—	497
Convertible preferred stock	596	864		—	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$5,168	7,359	$0.70	$3,638	6,676	$0.54

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 – Earnings Per Share, continued

For each of the three and nine months ended September 30, 2011 and 2010, 1,738,335 warrants to purchase 905,001 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock. There were no preferred shares outstanding in 2010.

Note 10 – Stockholders’ Equity

Common Stock

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. During the three months ended March 31, 2011, the Company repurchased and retired a total of 83,594 shares at an average price of $8.23 per share and a total cost, inclusive of fees and commissions, of $693,000, or $8.29 per share. As of March 28, 2011, the maximum amount designated for repurchases under this plan was expended and the share repurchase program was terminated. The Company also repurchased 165,200 shares of common stock during the nine months ended September 30, 2011 from certain related parties (see Note 14).

Common Stock Warrants

At September 30, 2011, the Company has reserved 905,001 shares of common stock for issuance upon the exercise of its common stock warrants, all of which were issued coincident with the Company’s initial public offering (“IPO”). A summary of the warrants outstanding at September 30, 2011 is presented below:

	Number Of Warrants Issued	Number of Common Shares Issuable Upon Conversion of Warrants

Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of forfeitures and repurchases	71,667	71,667

Warrants outstanding at September 30, 2011	1,738,335	905,001

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

On September 13, 2011, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of September, October and November 2011. The September 2011 dividend is payable October 27, 2011 to shareholders of record at the close of business on October 1, 2011. The October 2011 dividend is payable November 28, 2011 to shareholders of record at the close of business on November 1, 2011. The November 2011 dividend is payable December 27, 2011 to shareholders of record at the close of business on December 1, 2011.

Note 11 – Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$2,074	1,657	5,168	3,638

Other comprehensive income:
Change in unrealized (loss) gain on investments:
Unrealized (loss) gain arising during the period	(111)	742	156	2,602
Reclassification adjustment for realized gains	(123)	(1,028)	(416)	(1,534)

Net change in unrealized (loss) gain	(234)	(286)	(260)	1,068
Deferred income (taxes) benefit on above changes	96	110	106	(412)

Other comprehensive (loss) income	(138)	(176)	(154)	656

Comprehensive income	$1,936	1,481	5,014	4,294

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 12 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At September 30, 2011, options to purchase 4,844,800 shares were available for grant under the Plan. The outstanding options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	830,000	$2.50

Forfeited	(24,800)	2.50
Granted	30,000	6.30
Exercised	(155,200)	2.50

Outstanding at September 30, 2011	680,000	2.67	5.9 years	$2,572

Exercisable at September 30, 2011	646,800	$2.50	5.7 years	$2,555

At September 30, 2011, there was approximately $52,000 of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of 28 months. The total fair value of shares vesting and recognized as compensation expense was approximately $3,000 and $22,000, respectively, for the three and nine month periods ended September 30, 2011. There was no associated income tax benefit recognized with respect to the stock-based compensation expense in 2011. The total intrinsic value of the 155,200 options exercised during the nine months ended September 30, 2011 was $727,000 and the income tax benefit recognized was $136,000. The total fair value of shares vesting and recognized as compensation expense was approximately $9,000 and $77,000, respectively, for the three and nine month periods ended September 30, 2010 and the associated income tax benefit recognized was $0 and $19,000, respectively. The total intrinsic value of the 40,000 options exercised during the nine months ended September 30, 2010 was $147,000 and the income tax benefit recognized was $39,000.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 12 – Stock-Based Compensation, continued

No options were granted during the three and nine month periods ended September 30, 2010. In 2011, 30,000 options were granted on August 26, 2011, with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

Dividend yield	6.3%
Expected volatility	53.3%
Risk-free interest rate	.97%
Expected life (in years)	5
Per share grant date fair value of options issued	$1.70

Note 13 – Commitments and Contingencies

In connection with the Company’s April 20, 2011 acquisition of the marina property located in Pinellas County, Florida (see Note 5), the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. The contamination occurred during the process of removing fuel tanks from the property. The Company and its environmental consultants have assumed the remedial action work plan developed by prior management and its environmental consultant, which consists of completing the site assessment, performing soil excavation, and installing wells for collection of groundwater and soil samples throughout the monitoring phase of the project. At acquisition, the Company recorded a liability of $150,000 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the existing ongoing work plan. As of September 30, 2011, a total of $13,000 has been expended with respect to the site assessment and the remaining $137,000 accrued at acquisition is included in other liabilities in the accompanying condensed consolidated balance sheets. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could significantly exceed the current estimated liability. However, based on information known at September 30, 2011, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

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

Note 15 – Subsequent Event

Effective November 1, 2011, the Company assumed certain rights and obligations with respect to approximately 70,000 Florida homeowners insurance policies representing approximately $106 million in annual gross premiums under an assumption agreement (“Agreement”) with HomeWise Insurance Company, which is not affiliated with the Company (“HomeWise”). Under the terms of the Agreement, the Company assumes the risk with respect to the policies on November 1, 2011 and is entitled to receive from HomeWise an amount equal to the unearned premiums and premium receivables associated with these policies, which is estimated at $53 million, less a 10% ceding commission retained by HomeWise. The exact amounts will not be determinable until all policy cancellations and refunds are accounted for. As consideration for entering into this Agreement and in exchange for an option to acquire for $500 all the equity interest in First Home Acquisition Corporation LLC, which indirectly controls HomeWise, the Company expects to issue to Glencoe Acquisition, Inc., the parent company of First Home Acquisition Corporation LLC, 1,000,000 warrants to purchase 500,000 shares of its common stock at a per share exercise price of $9.10, which the Company estimates will be valued at an amount between $500,000 and $750,000. The option expires February 28, 2013. The warrants, the issuance of which is not registered or required to be registered under the Securities Act of 1933, are exercisable for a term beginning on November 1, 2011 through July 31, 2013 unless cancelled earlier at the Company’s option under the terms specified by the warrant agreement. In addition, the Company agreed to transfer cash in the amount of $250,000 to Glencoe Acquisition, Inc. as reimbursement for legal and other costs related to the assumption.

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are gross earned premiums and investment income. We cede a substantial portion of our gross earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, expenses associated with investigating and settling policyholder claims, policy acquisition costs, and other underwriting expenses. As of September 30, 2011, we had total assets of $174.2 million and stockholders’ equity of $59.2 million. Our net income was approximately $2.1 million and $5.2 million, respectively, for the three and nine months ended September 30, 2011. Income available to common stockholders was approximately $1.9 million and $4.6 million, respectively, for the three and nine months ended September 30, 2011.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, December 2009, and December 2010. Substantially all of our premium revenue since inception comes from these assumptions. We currently have approximately 57,000 policies in force representing approximately $128 million in annualized premiums (see “Recent Developments” below). Of those policies assumed, approximately 86% are homeowners’ insurance policies, and the remaining 14% are a combination of policies written for condominium-owners and tenants.

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

Recent Developments

Effective November 1, 2011, we assumed certain rights and obligations with respect to approximately 70,000 Florida homeowners insurance policies representing approximately $106 million in annual gross premiums under an assumption agreement (“Agreement”) with HomeWise Insurance Company, which is not affiliated with the Company (“HomeWise”). Under the terms of the Agreement, we assume the risk with respect to the policies on November 1, 2011 and we are entitled to receive from HomeWise an amount equal to the unearned premiums and premium receivables associated with these policies, which is estimated at $53 million, less a 10% ceding commission retained by HomeWise. The exact amounts will not be determinable until all policy cancellations and refunds are accounted for. As consideration for entering into this Agreement and in exchange for an option to acquire for $500 all the equity interest in First Home Acquisition Corporation LLC, which indirectly controls HomeWise, we expect to issue to Glencoe Acquisition, Inc., the parent company of First Home Acquisition Corporation LLC, 1,000,000 warrants to purchase 500,000 shares of our common stock at a per share exercise price of $9.10, which the Company estimates will be valued at an amount between $500,000 and $750,000. The option expires February 28, 2013. The warrants, the issuance of which is not registered or required to be registered under the Securities Act of 1933, are exercisable for a term beginning on November 1, 2011 through July 31, 2013 unless cancelled earlier at the Company’s option under the terms specified by the warrant agreement. In addition, we agreed to transfer cash in the amount of $250,000 to Glencoe Acquisition, Inc. as reimbursement for legal and other costs related to the assumption.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating Revenue
Gross premiums earned	$31,741	29,398	93,855	89,720
Premiums ceded	(13,906)	(14,314)	(42,302)	(42,750)

Net premiums earned	17,835	15,084	51,553	46,970

Net investment income	529	473	1,602	1,572
Policy fee income	424	434	1,278	1,309
Realized investment gains	123	1,028	416	1,534
Gain on bargain purchase	—	—	936	—
Other Income	1,184	53	2,143	86

Total operating revenue	20,095	17,072	57,928	51,471

Operating Expenses
Losses and loss adjustment expenses	10,431	8,783	31,357	29,459
Policy acquisition and other underwriting expenses	3,529	3,730	10,572	10,689
Other operating expenses	2,829	2,021	7,617	5,604

Total operating expenses	16,789	14,534	49,546	45,752

Income before income taxes	3,306	2,538	8,382	5,719
Income taxes	1,232	881	3,214	2,081

Net income	$2,074	1,657	5,168	3,638
Preferred stock dividends	(218)	—	(596)	—

Income available to common stockholders	$1,856	1,657	4,572	3,638

Ratios to Net Premiums Earned:
Loss Ratio	58.49%	58.23%	60.82%	62.72%
Expense Ratio	35.65%	38.13%	35.28%	34.69%

Combined Ratio	94.14%	96.36%	96.10%	97.41%

Ratios to Gross Premiums Earned:
Loss Ratio	32.86%	29.88%	33.41%	32.83%
Expense Ratio	20.03%	19.56%	19.38%	18.16%

Combined Ratio	52.89%	49.44%	52.79%	50.99%

Per Share Data:
Basic earnings per common share	$.30	.27	.75	.59

Diluted earnings per common share	$.27	.25	.70	.54

Comparison of the Three Months ended September 30, 2011 to the Three Months ended September 30, 2010

Our results of operations for the three months ended September 30, 2011 reflect income available to common stockholders of $1.9 million, or $0.27 earnings per diluted common share, compared to income available to common stockholders of $1.7 million, or $0.25 earnings per diluted common share, for the three months ended September 30, 2010.

Revenue

Gross Premiums Earned for the three months ended September 30, 2011 were $31.7 million and reflect the revenue from policies assumed from Citizens in connection with the eight assumption transactions through December 2010 and the revenue on the renewal of these policies. Gross premiums earned for the three months ended September 30, 2010 were $29.4 million and reflect the revenue from policies assumed from Citizens in connection with the seven assumption transactions through December 2009 and the revenue on the renewal of these policies.

Premiums Ceded for the three months ended September 30, 2011 and 2010 were approximately $13.9 million and $14.3 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 43.8% and 48.7% of gross premiums earned during the three months ended September 30, 2011 and 2010, respectively.

Net Premiums Earned for the three months ended September 30, 2011 and 2010 were $17.8 million and $15.1 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above. Net premiums earned increased by $2.8 million in 2011 as compared to 2010 as a result of the $2.3 million increase in gross premiums earned and the $0.4 million decrease in premiums ceded.

Net Premiums Written during the three months ended September 30, 2011 and 2010 totaled $25.6 million and $21.2 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,
	2011	2010

Net Premiums Written	$25,593	21,186
Increase in Unearned Premiums	(7,758)	(6,102)

Net Premiums Earned	$17,835	15,084

Net Investment Income for both the three months ended September 30, 2011 and 2010 was $0.5 million.

Policy Fee Income for both the three months ended September 30, 2011 and 2010 was $0.4 million and reflects the policy fee income we earn with respect to our issuance of renewal policies.

Realized Investment Gains for the three months ended September 30, 2011 and 2010 of $0.1 million and $1.0 million, respectively, reflects the net gain realized from sales of securities during the period.

Other Income for the three months ended September 30, 2011 and 2010 was $1.2 million and $0.1 million, respectively. During the three months ended September 30, 2011 and 2010, other income is primarily income from our marina operations and rental income from our Tampa office building

Expenses

Our Losses and Loss Adjustment Expenses amounted to $10.4 million and $8.8 million, respectively, during the three months ended September 30, 2011 and 2010. Our losses and loss adjustment expense reserves are more fully described below under the “Expenses” comparative for the nine months ended September 30, 2011 and 2010 and, additionally, under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2011 and 2010 of $3.5 million and $3.7 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees.

Other Operating Expenses for the three months ended September 30, 2011 and 2010 were $2.8 million and $2.0 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general, administrative, and operational costs. The $0.8 million increase is primarily attributable to increases in compensation and related expenses and expenses related to our real estate and marina operations of $0.3 million and $0.4 million, respectively. As of September 30, 2011, we had 93 employees compared to 63 employees as of September 30, 2010.

Income Taxes for the three months ended September 30, 2011 and 2010 were $1.2 million and $0.9 million, respectively, for state and federal income taxes resulting in an effective tax rate of 37% for 2011 and 35% for 2010.

Ratios:

The loss ratio applicable to the three months ended September 30, 2011 (loss and loss adjustment expenses related to net premiums earned) was 58.5% compared to 58.2% for the three months ended September 30, 2010.

The expense ratio applicable to the three months ended September 30, 2011 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 35.7% compared to 38.1% for the three months ended September 30, 2010 due to the decrease in our expense ratio with respect to our other policy acquisition and other underwriting expenses.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended September 30, 2011 was 94.1% compared to 96.4% for the three months ended September 30, 2010.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended September 30, 2011 was 52.9% compared to 49.4% for the three months ended September 30, 2010.

Comparison of the Nine Months ended September 30, 2011 to the Nine Months ended September 30, 2010

Our results of operations for the nine months ended September 30, 2011 reflect income available to common stockholders of $4.6 million, or $0.70 earnings per diluted common share, compared to income available to common stockholders of $3.6 million, or $0.54 earnings per diluted common share, for the nine months ended September 30, 2010. Our results for the nine months ended September 30, 2011 include a bargain purchase gain of $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share. The bargain purchase gain relates to our business acquisition completed in April 2011.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2011 were $93.9 million and reflect the revenue from policies assumed from Citizens in connection with the eight separate assumption transactions through December 2010 and the revenue on the renewal of these policies. Gross premiums earned for the nine months ended September 30, 2010 were $89.7 million and reflect the revenue from policies assumed from Citizens in connection with the seven separate assumption transactions through December 2009 and the revenue on the renewal of these policies.

Premiums Ceded for the nine months ended September 30, 2011 and 2010 were $42.3 million and $42.8 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 45.1% and 47.7% of gross premiums earned during the nine months ended September 30, 2011 and 2010, respectively.

Net Premiums Earned for the nine months ended September 30, 2011 and 2010 were $51.6 million and $47.0 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above. Net premiums earned increased by $4.6 million in 2011 as compared to 2010 as a result of the $4.1 million increase in gross premiums earned and $0.5 million decrease in premiums ceded.

Net Premiums Written during the nine months ended September 30, 2011 and 2010 totaled $64.8 million and $50.7 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010

Net Premiums Written	$64,808	50,703
(Increase) Decrease in Unearned Premiums	(13,255)	(3,733)

Net Premiums Earned	$51,553	46,970

Net Investment Income for both the nine months ended September 30, 2011 and 2010 was $1.6 million.

Policy Fee Income for both the nine months ended September 30, 2011 and 2010 was $1.3 million and reflects the policy fee income we earn with respect to our issuance of renewal policies.

Realized Investment Gains for the nine months ended September 30, 2011 and 2010 of $0.4 million and $1.5 million, respectively, reflects the net gain realized from sales of securities during the period.

Gain on Bargain Purchase was $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share, for the nine months ended September 30, 2011. The bargain purchase gain relates to our business acquisition completed in April 2011. We had no business acquisitions in 2010.

Other Income for the nine months ended September 30, 2011 and 2010 of $2.1 million and $0.1 million, respectively. During the nine months ended September 30, 2011 and 2010, other income is primarily income from our marina operations and rental income from our Tampa office building.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $31.4 million and $29.5 million, respectively, during the nine months ended September 30, 2011 and 2010.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $22.1 million at December 31, 2010 to $23.7 million at September 30, 2011. The $1.6 million increase in our Reserves is comprised of $14.1 million in new reserves specific to the nine months ended September 30, 2011 offset by reductions of $3.2 million and $9.3 million in our Reserves for 2010 and 2009 and prior accident years, respectively. The $14.1 million in Reserves established for 2011 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2011. The decrease of $12.5 million specific to our 2010 and 2009 and prior accident-year reserves is due to favorable development arising from lower than expected loss development during 2011 relative to expectations used to establish our Reserve estimates at the end of 2010. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2011 and 2010 were $10.6 million and $10.7 million, respectively, and primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees.

Other Operating Expenses for the nine months ended September 30, 2011 and 2010 were $7.6 million and $5.6 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general, administrative, and operational costs. The $2.0 million increase is primarily attributable to increases in compensation and related expenses, professional fees, and expenses related to our real estate and marina operations of $0.9 million, $0.1 million, and $1.0 million, respectively. As of September 30, 2011, we had 93 employees compared to 63 employees as of September 30, 2010.

Income Taxes for the nine months ended September 30, 2011 and 2010 were $3.2 million and $2.1 million, respectively, for state and federal income taxes resulting in an effective tax rate of 38% for 2011 and 36% for 2010.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2011 (loss and loss adjustment expenses related to net premiums earned) was 60.8% compared to 62.7% for the nine months ended September 30, 2010.

The expense ratio applicable to the nine months ended September 30, 2011 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 35.3% compared to 34.7% for the nine months ended September 30, 2010 due to the increase in our expense ratio with respect to our other operating expenses (see Other Operating Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the nine months ended September 30, 2011 was 96.1% compared to 97.4% for the nine months ended September 30, 2010.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the nine months ended September 30, 2011 was 52.8% compared to 51.0% for the nine months ended September 30, 2010.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 are summarized below.

Cash Flows for the Nine months ended September 30, 2011

Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $18.5 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $19.1 million was primarily due to our business acquisition completed in April 2011 of $5.1 million, the purchases of fixed maturity and equity securities of $35.0 million offset by the proceeds from sales of fixed maturity and equity securities of $24.4 million, and the purchase of $3.0 million in property and equipment. Net cash provided by financing activities totaled $7.7 million, which was primarily due to $11.3 million from the issuance of preferred stock offset by $2.2 million in cash dividends paid and $1.9 million used to repurchase our common shares.

Cash Flows for the Nine months ended September 30, 2010

Net cash provided by operating activities for the nine months ended September 30, 2010 was approximately $26.3 million, which resulted primarily from the collection of $19.5 million from Citizens in connection with our December 2009 assumption transaction and $4.1 million in advance premiums offset by cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by investing activities of $11.4 million was primarily due to the receipt of $26.5 million in proceeds from the sale of securities and $9.5 million from the redemption of short-term investments offset by $16.8 million used for new investments in available-for-sale securities and $7.4 million used to purchased assets, primarily the $7.1 million used for the purchase of our Tampa facility. Net cash used in financing activities totaled $2.7 million, which was due to the repurchases during the period of our shares and warrants.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts, time deposits (i.e. CDs maturing in more than twelve months), and fixed maturity and equity security available-for-sale investments.

At September 30, 2011, we have $40.1 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed maturity investments but increases the market value of existing fixed maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010 and September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2011, $7.0 million of the total $23.7 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $16.7 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At September 30, 2011, $8.7 million of the $16.7 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at September 30, 2011 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 29, 2011. For the nine months ended September 30, 2011, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 29, 2011.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Warrant Grant Agreement and Warrant Agreement dated November 2, 2011 between Homeowners Choice Inc. and Glencoe Acquisition Inc.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Placement Agreement dated March 25, 2011 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to exhibit 1.1 to our Form 8-K filed March 31, 2011.

10.4	Executive Employment Agreement dated July 1, 2011 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer A). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.16	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer B). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2011 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.20	Separation Agreement dated June 17, 2011 between Francis X. McCahill, III and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.21	Bill of Sale and Assignment dated July 1, 2011 by Scorpio Systems, Inc. to Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.(1)

101.SCH	XBRL Taxonomy Extension Schema.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(1)

101.DEF	XBRL Definition Linkbase.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

(1)	Pursuant to Rule 406T of U.S. Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

November 14, 2011	By	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.