Form 10-K
period 2011-12-31
Homeowners Choice, Inc.
filed 2012-03-30
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(813) 405-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares, no par value	NASDAQ Global Select Market
Common stock warrants	NASDAQ Global Market
7% Series A Cumulative Redeemable	NASDAQ Capital Market
Preferred Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:             None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No ☐     (The registrant has not yet been phased into the interactive data requirements)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 229.10(f)(1) of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 229.10(f)(1) of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was $33,577,402.

The number of shares outstanding of the registrant’s common stock, no par value, on March 18, 2012 was 6,473,925.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I

ITEM 1 – Business

General

Homeowners Choice, Inc. is a holding company owning subsidiaries primarily engaged in the property and casualty insurance business. Homeowners Choice, Inc. was incorporated in Florida in 2006. The Company is authorized to underwrite homeowners’ property and casualty insurance in the state of Florida through its wholly-owned subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (HCPC). Through HCPC and subsidiaries, primarily Homeowners Choice Managers, Inc., Southern Administration, Inc., Claddaugh Casualty Insurance Company, Ltd., and its subsidiary, HCPCI Holdings LLC, we currently provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates while pursuing profitability using selective underwriting criteria.

Homeowners Choice Managers, Inc. (HCM) acts as HCPC’s exclusive managing general agent in the state of Florida. HCM currently provides underwriting policy administration, marketing, accounting and financial services to HCPC, and participates in the negotiation of reinsurance contracts. Southern Administration, Inc. provides policy administration services. Claddaugh Casualty Insurance Company Ltd. provides reinsurance coverage to HCPC. Homeowners Choice, Inc. subsidiaries also include TV Investment Holdings LLC, which is owned by HCI Holdings LLC, a wholly-owned subsidiary of Homeowners Choice, Inc. Both subsidiaries were organized in 2011. TV Investment Holdings LLC owns and operates a marina facility located in Florida. In addition, Homeowners Choice, Inc. subsidiaries include Unthink Technologies Private Limited, which is owned by HCI Technical Resources, Inc., a wholly owned subsidiary of Homeowners Choice, Inc. HCI Technical Resources, Inc. was organized in 2011 and acquired Unthink Technologies Private Limited, a software development firm located in India, in November 2011. Our financial information is set forth in Part II, Item 8.

Our principal executive offices are located at 5300 West Cypress Street, Suite 100, Tampa, Florida 33607, and our telephone number is (813) 405-3600.

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

As of December 31, 2011 and 2010, we had total assets of $214.8 million and $140.9 million, respectively, and stockholders’ equity of $63.8 million and $46.6 million, respectively. Our net income was approximately $10.0 million and $5.4 million, respectively, for the years ended December 31, 2011 and 2010. Income available to common stockholders was approximately $9.1 million and $5.4 million, respectively, for the years ended December 31, 2011 and 2010. Our results for the year ended December 31, 2011 include a bargain purchase gain of $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share. The bargain purchase gain relates to our business acquisition completed in April 2011.

Company History

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, December 2009, and December 2010. In November 2011, we completed an assumption transaction with HomeWise Insurance Company (“HomeWise”) through which we acquired the Florida policies of HomeWise. Substantially all of our premium revenue since inception comes from the policies acquired in these assumption transactions. We believe policy assumptions are an effective and attractive component of our long-term growth plan. The large pool of policies held by Citizens and the volume of policies we have been able to assume with each Citizens transaction have allowed us to grow significantly since inception. In addition, we have had the opportunity to evaluate other assumption transactions that allow us continued growth as evidenced by the recent HomeWise transaction. These assumptions have contributed immediate premium growth as well as cost efficiencies by minimizing or reducing our marketing and policy acquisition costs. In addition, the HomeWise assumption provided an opportunity to improve our geographic diversification throughout the state of Florida. We currently have approximately 119,000 policies in force. Our current policies in force represent approximately $225 million in annualized premiums.

Citizens requires us to offer renewals on the policies we acquire for a period of three years subsequent to the initial expiration of the assumed policies. The policyholders have the option to renew with us or they may ask their agent to place their coverage with another insurance company. With respect to the assumptions through December 31, 2009, policyholders could also elect to return to Citizens, i.e. opt out, prior to the policy renewal date. With respect to the December 31, 2010 assumption, the opt-out provision was limited to thirty days after the assumption date. We strive to retain these policies by offering competitive rates to our policyholders at premiums we consider commensurate with the risk.

We face various challenges to implementing our operating and growth strategies. Since we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. To mitigate our risk of such catastrophic losses, we cede a portion of our exposure to reinsurers under catastrophe excess of loss reinsurance treaties. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the state of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. Additionally, we compete with large, well-established insurance companies as well as other specialty insurers that, in most cases, possess greater financial resources, larger agency networks, and greater name recognition. See Item 1A, “Risk Factors,” below.

Beginning in 2011, we invested in waterfront property in Tierra Verde, Florida, which includes retail space, vacant land and a marina. We believe this acquisition strengthens and diversifies our property portfolio and business operations. In 2011, we also acquired an Indian domiciled software development company, which we believe will provide us with additional system design expertise that strengthens our ability to develop, enhance and maintain software applications for our insurance operations.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies. Many of our competitors have larger financial capacities, greater resource availability, and more diversification in terms of insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national insurers may have certain competitive advantages such as increased name recognition, increased loyalty of their customer base, and reduced policy acquisition costs. Additionally, as described in greater detail below in “Government Regulation,” the Florida legislature may pass new laws impacting Citizens rates or expanding Citizens ability to compete against private insurers in the residential property insurance market. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our independent agent network, and superior service to our agents and insureds. We believe recent trends in the competitive environment in Florida, such as a de-emphasis of Florida property risk by large national insurers and efforts by the state of Florida to reduce exposure at Citizens, bode well for our competitive position in the market.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms typically occur during the period from June 1 through November 30 each year. With our reinsurance treaty year effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or change in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

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

Most states, including Florida, require licensure and regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license or by withholding approval. In addition, regulatory authorities may preclude or delay our entry into markets by disapproving or withholding approval of our product filings. As a new insurance company, we are subject to examinations with respect to our first three years in business, which includes the years ended December 31, 2008, 2009 and 2010. The 2008 and 2009 examinations were completed prior to 2011. The 2010 examination is currently in progress.

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. In accordance with the National Association of Insurance Commissioners, the Florida Office of Insurance Regulation (“FLOIR”) intends to comply with recent initiatives recommending that all insurance companies under the same insurance holding company registration statement be subjected to concurrent triennial examinations. Our subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., is subject to FLOIR examinations.

Environmental Matters

Our subsidiary, TV Investment Holdings, LLC, which owns waterfront property including a marina, is subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. When we acquired this property in April 2011, we assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. We and our environmental consultants have assumed the remedial action work plan developed by prior management and its environmental consultant, which consists of completing the site assessment, performing soil excavation, and installing wells for collection of groundwater and soil samples throughout the monitoring phase of the project. We recorded a $150,000 liability at acquisition with respect to the planned remedial action and we do not anticipate our costs will exceed this amount. However, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws. This matter is described in Note 14 – “Commitments and Contingencies” to our consolidated financial statements under Item 8 on this Annual Report on Form 10-K.

Employees

We currently employ 190 full-time individuals including 68 employees located in Noida, India and 122 employees working primarily from our headquarters in Tampa, Florida.

ITEM 1A – Risk Factors

Our business is subject to a number of risks, including those described below, which could have a material effect on our results of operations, financial condition or liquidity and, additionally, could cause our operating results to vary significantly from period to period.

We currently conduct our insurance business in Florida only. Thus, any single catastrophic event or other condition affecting losses in Florida could adversely affect our financial condition and results of operations.

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

The insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. As premium levels increase, there may be new entrants to the market, which could then lead to a decrease in premium levels. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly.

We cannot predict whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our business would be materially and adversely affected.

We may be unable to attract and retain qualified personnel.

Our operations are highly dependent on the efforts of our senior executive officers, in particular, our Chief Executive Officer, Paresh Patel and our Chief Financial Officer, Richard Allen. The loss of their leadership, industry knowledge and experience could negatively impact our operations. With the exception of Mr. Patel and Mr. Allen, we have no employment agreements with any of our personnel nor do we have any guarantee of any employee’s ongoing service.

We do not have significant redundancy in our operations.

We conduct our business primarily from offices located in Tampa, Florida and the surrounding area where tropical storms could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business as we do not have significant redundancies to replace either facility if functionality is impaired. We contract with a third party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. Access to these databases is strictly controlled and limited to authorized personnel. While we have implemented daily off-site backups, we have not fully tested our plan to recover data in the event of a disaster.

Our information technology systems may fail or suffer a loss of security which could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., the printing and mailing of our policies, endorsements, renewal notices, etc.). The successful operation of our systems depends on a continuous supply of electricity. The failure of these systems or disruption in the supply of electricity could interrupt our operations. This could result in a material adverse effect on our business.

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

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential business information in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

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

Our ability to compete in the property and casualty insurance industry and our ability to expand our business may be negatively affected by the fact that we are a new company. As a company that has been in business for less than five years, we are not eligible to be rated by A.M. Best. While our insurance subsidiary has obtained a Demotech rating of “A Exceptional,” which is accepted by mortgage companies operating in the state of Florida, mortgage companies in other states may require homeowners to obtain property insurance from an insurance company with a certain minimum A.M. Best rating. As a result, the minimum A.M. Best rating requirement may also prevent us from expanding our business into other states in the near term, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.

There are inherent limitations and risks related to our projections and our estimates of claims and loss reserves. If our actual losses exceed our loss reserves, our financial results, our ability to expand our business, and our ability to compete in the property and casualty insurance industry may be negatively affected. In addition, industry developments could further increase competition in our industry. These developments could include —

•

an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;

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

Our objective is to establish loss reserves that are adequate and represent management’s best estimate; that is, the amounts initially recorded as reserves should approximate the ultimate cost to investigate and settle a specific claim. However, the process of establishing adequate reserves is complex and inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. We regularly monitor and evaluate loss and loss adjustment expense reserve development to verify reserve adequacy.

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

Our future growth will depend on our ability to expand the number of insurance policies we write in Florida, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the insurance risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

We may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained earnings will support our operations. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected. On March 25, 2011, we completed our preferred stock offering. The net proceeds from this offering were primarily used for general corporate purposes, which included contribution of capital to our insurance subsidiary and the acquisition of two businesses in 2011.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our company’s capital and surplus, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of capital and surplus, premium and loss reserves invested. As we continue to grow and to deploy our capital, the proportion of income invested will decrease, and investment income will make up a smaller percentage of our net revenue. At December 31, 2011, approximately 74% of our available cash was invested in money market accounts or in bank deposits (i.e., CDs) that generally mature in no more than thirteen months and approximately 26% was invested in fixed maturity and equity securities. We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners, and tenants for losses that result from, among other things, catastrophes. We are therefore subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and financial condition. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. See the risk factor below entitled “Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we risk non-collectability of reinsurance amounts due us from reinsurers with which we have contracted.”

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

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we risk non-collectability of reinsurance amounts due us from reinsurers with which we have contracted.

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

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure, which include:

•	engaging in vigorous underwriting;

•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones and other bases; and

•	ceding insurance risk to reinsurance companies.

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

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely effect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

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

In addition, we could under price risks, which would negatively affect our profit margins. We could also overprice risks, which could reduce our sales volume and competitiveness. In either event, our profitability could be materially and adversely affected.

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

The FLOIR and regulators in other jurisdictions where we may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

Our marina operations are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites.

We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws. With respect to an existing environmental remediation plan we assumed in April 2011 when we acquired this property, there can be no assurance that the remediation plan will be successful or that the cost will not exceed the $150,000 accrued at acquisition. This matter is described in Note 14 – “Commitments and Contingencies” to our consolidated financial statements under Item 8 on this Annual Report on Form 10-K.

Our operations in India expose us to additional risks which could negatively impact our business, operating results, and financial condition.

        Our India operations expose us to additional risks including currency exchange rate fluctuations and risks related to other challenges caused by distance, language, and compliance with Indian labor laws and other complex foreign and U.S. laws and regulations that apply to our India operations. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees. Although policies and procedures are designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company has a lease for office space located in Clearwater, Florida. This lease commenced in July 2008 and requires the Company to make monthly rent payments of $12,500, which includes $2,500 for common area maintenance, to an entity owned by one of the Company’s directors. The initial term of this agreement is for five years ending on July 15, 2013 and the lease may be extended for up to three additional five-year periods. In addition to this location, the Company leases office space in Noida, India effective with the Company’s acquisition of Unthink Technologies Private Ltd. in November 2011. This non-cancelable lease, which was assumed by the Company at acquisition, requires the Company to pay base rent of approximately $3,200 per month throughout the lease term ending February 6, 2013. Rental expense under all facility leases was $239,000 and $191,000 during the years ended December 31, 2011 and 2010, respectively.

On June 1, 2010, the Company purchased property in Tampa, Florida. The property consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a three-story parking garage. This facility is used by the Company and its U.S. subsidiaries. Effective June 2011, the majority of the Company’s U.S. employees are headquartered in the Tampa facility. In addition, the Company leases an aggregate of approximately 38,000 square feet to non-affiliates.

On April 20, 2011, the Company purchased property in Tierra Verde, Florida. The property consists of 7.1 acres of land, a dry rack storage building with gross area of 57,500 square feet, and three buildings with retail space having an aggregate gross area of 25,082 square feet. This marina facility is being operated by the Company. Approximately 55 % of the available retail space is leased to non-affiliates.

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

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “HCII.” Our common stock warrants trade on the NASDAQ Global Market under the symbol “HCIIW.” The following table represents the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market and the high and low prices for our common stock warrants, as reported by the NASDAQ Global Market, for the periods indicated:

	Common Stock Price		Warrant Price
	High	Low	High	Low
Calendar Quarter - 2011
First Quarter	$8.70	7.81	0.90	0.60
Second Quarter	$8.24	6.27	0.80	0.30
Third Quarter	$7.00	6.05	0.69	0.24
Fourth Quarter	$8.24	6.07	0.75	0.25

Calendar Quarter - 2010
First Quarter	$8.26	6.34	2.49	0.52
Second Quarter	$7.25	5.31	0.78	0.16
Third Quarter	$6.93	5.15	0.70	0.23
Fourth Quarter	$9.15	6.27	1.00	0.48

Holders

As of March 19, 2012, the market price for our common stock was $11.92 and there were 28 holders of record of our common stock. As of March 19, 2012, the market price for our common stock warrants was $1.83 and there were 1 holder of record of our warrants.

Dividends

The declaration and payment of dividends is at the discretion of our Board of Directors. Our ability to pay dividends depends on many factors, including the Company’s operating results, financial condition, capital requirements, and legal and regulatory constraints and requirements on the payment of dividends, which are discussed in Note 15, “Regulatory Requirements and Restrictions,” to the audited, consolidated financial statements, and such other factors as our Board of Directors deems relevant. The following table represents the frequency and amount of all cash dividends declared on common equity for the two most recent fiscal years:

Declaration Date	Payment Date	Date of Record	Per Share Amount
11/3/2010	12/20/2010	11/20/2010	$0.100
11/3/2010	12/20/2010	11/20/2010	$0.200
1/26/2011	3/18/2011	2/18/2011	$0.100
4/26/2011	6/17/2011	5/20/2011	$0.100
7/26/2011	9/16/2011	8/19/2011	$0.100
11/21/2011	12/16/2011	12/1/2011	$0.125
11/21/2011	12/16/2011	12/1/2011	$0.100

Under Florida law, a domestic insurer such as our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., may not pay any dividend or distribute cash or other property to its stockholder except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida statutes preclude our insurance subsidiary from making dividend payments or distributions to its stockholder, Homeowners Choice, Inc., without prior approval of the FLOIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan as of December 31, 2011. We currently have no equity compensation plans not approved by stockholders.

	A	B	C
Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Stockholders	620,000	$2.97	4,804,800

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

Forward-Looking Statements

In addition to historical information, this annual report on Form 10-K contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; changing rates of inflation; and other risks and uncertainties and other factors listed under Item 1A – “Risk Factors” and elsewhere in this annual report on Form 10-K and in our other Securities and Exchange Commission filings.

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of December 31, 2011, we had total assets of $214.8 million and stockholders’ equity of $63.8 million. Our net income was approximately $10.0 million for the year ended December 31, 2011. Income available to common stockholders was approximately $9.1 million for the year ended December 31, 2011, or $1.34 earnings per diluted common share. Our results for the year ended December 31, 2011 include a bargain purchase gain of $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share. The bargain purchase gain relates to our business acquisition completed in April 2011.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, December 2009, and December 2010. In November 2011, we completed an assumption transaction with HomeWise Insurance Company (“HomeWise”) through which we acquired the Florida policies of HomeWise. Substantially all of our premium revenue since inception has come from the policies acquired in these assumption transactions. Our current policies in force represent approximately $225 million in annualized premiums. Through the Citizens assumptions and HomeWise acquisition, we have been able to increase our geographic diversification within the state of Florida.

Citizens requires us to offer renewals on the policies we acquire for a period of three years subsequent to the initial expiration of the assumed policies. The policyholders have the option to renew with us or they may ask their agent to place their coverage with another insurance company. With respect to the assumptions through December 31, 2009, policyholders could also elect to return to Citizens, i.e. opt out, prior to the policy renewal date. With respect to the December 31, 2010 assumption, the opt-out provision was limited to thirty days from the assumption date. We strive to retain these policies by offering competitive rates to our policyholders at premiums we consider commensurate with the risk.

We face various challenges to implementing our operating and growth strategies. Since we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. To mitigate our risk of such catastrophic losses, we cede a portion of our exposure to reinsurers under catastrophe excess of loss reinsurance treaties. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation and supervision of our business by the state of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. Additionally, we compete with large, well-established insurance companies as well as other specialty insurers that, in most cases, possess greater financial resources, larger agency networks, and greater name recognition. We believe recent trends in the competitive environment in Florida however, such as a de-emphasis of Florida property risk by large national insurers and efforts by the state of Florida to reduce exposure at Citizens, bode well for our competitive position in the market.

Recent Developments

On January 16, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.15 per common share. The dividends were paid March 16, 2012 to stockholders of record on February 17, 2012.

Effective November 18, 2011, we acquired Unthink Technologies Private Ltd, a software development firm located in Noida, India. We believe this acquisition will provide us with additional system design expertise and strengthen our ability to develop, enhance and maintain software applications for our insurance operations.

Effective November 1, 2011, we assumed certain rights and obligations with respect to approximately 70,000 Florida homeowners insurance policies representing approximately $106 million in annual gross premiums under an assumption agreement with HomeWise Insurance Company (“HomeWise”), which is not affiliated with the Company. This assumption transaction accounted for $18.3 million of our 2011 gross premiums earned.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2011 and 2010 (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010
Operating Revenue
Gross premiums earned	$143,606	119,757
Premiums ceded	(56,360)	(57,322)
Net premiums earned	87,246	62,435

Net investment income	2,180	1,962
Realized investment gains	267	2,003
Policy fee income	1,438	1,464
Gain on bargain purchase	936	—
Other Income	2,772	751
Total operating revenue	94,839	68,615

Operating Expenses
Losses and loss adjustment expenses	48,243	37,667
Policy acquisition and other underwriting expenses	18,129	14,878
Other operating expenses	12,062	7,484
Total operating expenses	78,434	60,029
Income before income taxes	16,405	8,586
Income taxes	6,441	3,164
Net income	9,964	5,422
Preferred stock dividends	(815)	—
Income available to common stockholders	$9,149	5,422

Ratios to Net Premiums Earned:
Loss Ratio	55.30%	60.33%
Expense Ratio	34.61%	35.82%
Combined Ratio	89.91%	96.15%

Ratios to Gross Premiums Earned:
Loss Ratio	33.59%	31.45%
Expense Ratio	21.02%	18.67%
Combined Ratio	54.61%	50.12%

Per Share Data:
Basic earnings per share	$1.49	$0.88
Diluted earnings per share	$1.34	$0.81

Dividends per common share	$0.53	$0.30

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Our results of operations for the year ended December 31, 2011 reflect income available to common stockholders of $9.1 million, or $1.34 earnings per diluted common share, compared to income available to common stockholders of $5.4 million, or $0.81 earnings per diluted common share, for the year ended December 31, 2010. Our results for the year ended December 31, 2011 include a bargain purchase gain of $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share. The bargain purchase gain relates to our business acquisition completed in April 2011.

Revenue

Gross Premiums Earned for the year ended December 31, 2011 were $143.6 million and principally reflect the revenue from policies acquired from Citizens and HomeWise. The policies acquired from HomeWise in November 2011 contributed approximately $18.3 million to our 2011 gross premiums earned. Gross premiums earned for the year ended December 31, 2010 were $119.8 million and principally reflect the revenue from policies we acquired from Citizens.

Premiums Ceded for the years ended December 31, 2011 and 2010 were $56.4 million and $57.3 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 39.2% and 47.9% of gross premiums earned during the years ended December 31, 2011 and 2010, respectively. As a result of the HomeWise assumption completed in November 2011, we anticipate our reinsurance cost will range from 43% to 45% of gross premiums earned beginning in June 2012.

Net Premiums Earned for the years ended December 31, 2011 and 2010 were $87.2 million and $62.4 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above. Net premiums earned increased by $24.8 million in 2011 as compared to 2010 as a result of the $23.8 million increase in gross premiums earned combined with a slight decrease of $1.0 million in premiums ceded.

Net Premiums Written during the years ended December 31, 2011 and 2010 totaled $130.9 million and $59.0 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs. The significant increase in 2011 as compared to 2010 is directly attributed to the HomeWise assumption completed in November 2011.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Net Premiums Written	$130,889	58,960
(Increase) decrease in Unearned Premiums	(43,643)	3,475
Net Premiums Earned	$87,246	62,435

Net Investment Income for the years ended December 31, 2011 and 2010 was $2.2 million and $2.0 million, respectively. There were no other than temporary impairments recorded during the years ended December 31, 2011 and 2010.

Policy Fee Income for the years ended December 31, 2011 and 2010 was $1.4 million and $1.5 million, respectively, and reflects the policy fee income we earn with respect to our issuance of renewal policies.

Realized Investment Gains for the years ended December 31, 2011 and 2010 of $0.3 million and $2.0 million, respectively, reflects the net gain realized from sales of securities during the period.

Gain on Bargain Purchase was $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share, for the year ended December 31, 2011. The bargain purchase gain relates to our business acquisition completed in April 2011. We had no business acquisitions in 2010.

Other Income for the years ended December 31, 2011 and 2010 was $2.8 million and $0.8 million, respectively. During the year ended December 31, 2011, other income is primarily income from our marina operations and rental income from our Tampa office building. Our other income in 2010 is primarily rental income from our Tampa office building.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $48.2 million and $37.7 million, respectively, during the years ended December 31, 2011 and 2010.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $22.1 million at December 31, 2010 to $27.4 million at December 31, 2011. The $5.3 million increase in our Reserves during 2011 is comprised of $17.5 million in new reserves specific to the year ended December 31, 2011 offset by reductions of $8.8 million and $3.4 million in our Reserves for 2010 and 2009 and prior years, respectively. The $17.5 million in Reserves established for 2011 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2011. The decrease of $12.2 million specific to our 2010 and prior accident-year reserves is due to favorable development arising from lower than expected loss development during 2011 relative to expectations used to establish our Reserve estimates at the end of 2010. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2011 and 2010 of $18.1 million and $14.9 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The $3.2 million increase in 2011 is primarily attributable to an increase in our commissions, premium taxes, and other underwriting expenses directly attributable to policy renewals, commissions specific to policies assumed in 2011, and increases in our payroll and other underwriting expenses required to manage our policies in force.

Other Operating Expenses for the years ended December 31, 2011 and 2010 were $12.1 million and $7.5 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $4.6 million increase is primarily attributable to increases in compensation and related expenses, expenses related to our real estate and marina operations, and other general administrative costs of $2.4 million, $1.4 million, and $0.8 million, respectively. As of December 31, 2011, we had 187 employees of which 68 were located in Noida, India and 119 were located primarily at our headquarters in Tampa, Florida. As of December 31, 2010 we had 76 employees.

Income Taxes for the years ended December 31, 2011 and 2010 were $6.4 million and $3.2 million, respectively, for state and federal income taxes resulting in an effective tax rate of 39.3% for 2011 and 36.9% for 2010.

Ratios:

The loss ratio applicable to the year ended December 31, 2011 (loss and loss adjustment expenses related to net premiums earned) was 55.3% compared to 60.3% for the year ended December 31, 2010. Our loss ratio was positively impacted by a significant increase in our gross premiums earned during 2011 (see Gross Premiums Earned above).

The expense ratio applicable to the year ended December 31, 2011 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 34.6% compared to 35.8% for the year ended December 31, 2010. The decrease in our expense ratio is attributable to the significant increase in our gross premiums earned as we experienced an increase in our policy acquisition and other underwriting expenses during 2011 (see Policy Acquisition and Other Underwriting Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the year ended December 31, 2011 was 89.9% compared to 96.2% for the year ended December 31, 2010.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the year ended December 31, 2011 was 54.6% compared to 50.1% for the year ended December 31, 2010.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms typically occur during the period from June 1 through November 30 each year. With our reinsurance treaty year effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

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

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10.00 per share; provided, however, that we may terminate this conversion right on or after March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of our common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Under certain circumstances, we will be required to adjust the conversion rate. The initial conversion price of $10.00 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to our common stock. Shareholders of record of our Series A Preferred at the close of business on a date for determining shareholders entitled to dividends will be entitled to receive the dividends payable on their Series A Preferred shares on the corresponding dividend payment date notwithstanding the conversion of such Series A Preferred shares before the dividend payment date. The Series A Preferred terms include a provision requiring such shareholders to pay an amount equal to the amount of the dividend payable. That requirement has been permanently waived by the Company.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2011 and 2010 are summarized below.

Cash Flows for the Year ended December 31, 2011

Net cash provided by operating activities for the year ended December 31, 2011 was approximately $56.0 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $17.0 million was primarily due to our business acquisitions completed in 2011 of $5.3 million, the purchases of fixed maturity and equity securities of $37.8 million offset by the proceeds from sales of fixed maturity and equity securities of $27.9 million, time deposit redemptions of $1.6 million, and the purchase of $3.3 million in property and equipment. Net cash provided by financing activities totaled $6.4 million, which was primarily due to $11.3 million from the issuance of preferred stock and $0.8 million related to stock options exercised offset by $3.8 million in cash dividends paid and $1.9 million used to repurchase our common shares.

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

At December 31, 2011, we have $39.8 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed maturity investments but increases the market value of existing fixed maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Reserves are closely monitored and are recalculated periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, claims management personnel complete weekly and ongoing reviews of existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior years. In addition, a claims committee of our board of directors meets periodically to review any major claims. As we develop historical data regarding paid and incurred losses, we use this data to develop expected ultimate loss and loss adjustment expense ratios. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for our homeowners line of business. In connection with the determination of these reserves, we will also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends regarding liability. Most of our business was assumed from Citizens and HomeWise. Therefore, we use the loss ratio method, among other methods, to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

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

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and subsequent development on reported claims. The IBNR reserve is determined by estimating our insurance company’s ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and payments made to date for reported claims.

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

Finally, we employ the average outstanding and open claims method. We segregate our claims according to when they were assumed and conduct a detailed review in order to estimate average future development of open claims and average projected loss on IBNR claims. We combine this estimate with our open claims in order to derive an estimate of expected unreported losses. Paid losses are added to this estimate in order to derive an estimate of ultimate losses. This method is based on the assumption that future IBNR claims and the average severity of open claims and IBNR claims can be reasonably estimated from the experience available.

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

	00000000000000	00000000000000
Year Ended December 31, 2011
Change in Reserves	Reserves	Percentage change in equity, net of tax
-10.0%	24,682	2.63%
-7.5%	25,367	1.97%
-5.0%	26,053	1.31%
-2.5%	26,738	0.66%
Base	27,424	--
2.5%	28,110	- 0.66%
5.0%	28,795	- 1.31%
7.5%	29,481	- 1.97%
10.0%	30,166	- 2.63%

Reinsurance.  In the normal course of business, we seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company contracts with a number of well-known and rated reinsurers to secure its annual reinsurance coverage, which becomes effective June 1st each year. We purchase reinsurance each year taking into consideration maximum projected losses and reinsurance market conditions. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Reinsurance premiums and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income.

Deferred policy acquisition costs.  Deferred policy acquisition costs (“DAC”) for the years ended December 31, 2011 and 2010 primarily represent commissions paid to outside agents at the time of collection of the policy premium, salaries, premium taxes, and commissions with respect to assumed reinsurance and are amortized over the life of the related policy in relation to the amount of gross premiums earned. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the gross premium earned, related investment income, unpaid losses and LAE and certain other costs expected to be incurred as the premium is earned.

DAC is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The amount of DAC considered recoverable could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised (see Accounting Standards Update No. 2010-26 under Note 2 – “Recent Accounting Pronouncements” to the consolidated financial statements).

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

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Homeowners Choice, Inc.

Tampa, Florida:

We have audited the accompanying consolidated balance sheets of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 25, 2012

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At December 31, 2011	At December 31, 2010
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $34,147 and $28,456)	$ 34,642	28,564
Equity securities, available-for-sale, at fair value	5,207	884
Time deposits	12,427	14,033
Other investments	6,483	--
Total investments	58,759	43,481
Cash and cash equivalents	100,355	54,849
Accrued interest and dividends receivable	408	180
Premiums receivable	12,222	5,822
Assumed reinsurance balances receivable	1,687	26
Prepaid reinsurance premiums	14,169	17,787
Deferred policy acquisition costs	12,321	9,407
Property and equipment, net	10,499	7,755
Goodwill	161	--
Deferred income taxes	2,368	584
Other assets	1,869	1,057
Total assets	$214,818	140,948
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	27,424	22,146
Unearned premiums	108,677	65,034
Advance premiums	2,132	1,114
Accrued expenses	3,478	2,385
Income taxes payable	4,956	310
Dividends payable	218	--
Other liabilities	4,103	3,330
Total liabilities	150,988	94,319
Commitments and contingencies (Notes 1, 6, 14 and 15)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 1,247,700 shares issued and outstanding in 2011	--	--
Preferred stock (no par value, 18,500,000 shares authorized, no shares issued or outstanding)	--	--
Common stock, (no par value, 40,000,000 shares authorized, 6,202,485 and 6,205,396 shares issued and outstanding in 2011 and 2010)	--	--
Additional paid-in capital	29,636	18,606
Retained earnings	33,986	28,065
Accumulated other comprehensive income (loss)	208	(42)
Total stockholders’ equity	63,830	46,629
Total liabilities and stockholders’ equity	$214,818	140,948

        See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
Revenue

Gross premiums earned	$143,606	119,757
Premiums ceded	(56,360)	(57,322)
Net premiums earned	87,246	62,435

Net investment income	2,180	1,962
Realized investment gains	267	2,003
Policy fee income	1,438	1,464
Gain on bargain purchase	936	--
Other	2,772	751
Total revenue	94,839	68,615

Expenses

Losses and loss adjustment expenses	48,243	37,667
Policy acquisition and other underwriting expenses	18,129	14,878
Other operating expenses	12,062	7,484

Total expenses	78,434	60,029

Income before income taxes	16,405	8,586

Income taxes	6,441	3,164

Net income	9,964	5,422

Preferred stock dividends	(815)	--

Income available to common stockholders	$9,149	5,422

Basic earnings per common share	$1.49	0.88

Diluted earnings per common share	$1.34	0.81

Dividends per common share	$0.53	0.30

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	--	$ --	6,456,635	$ --	21,164	24,520	(306)	45,378
Net Income	--	--	--	--	--	5,422	--	5,422
Change in unrealized loss on available-for-sale securities, net of income taxes	--	--	--	--	--	--	264	264
Comprehensive income								5,686
Excess tax benefit from stock options exercised	--	--	--	--	301	--	--	301
Repurchases and retirement of common stock	--	--	(511,239)	--	(3,596)	--	--	(3,596)
Exercise of common stock options	--	--	260,000	--	650	--	--	650
Common stock dividends	--	--	--	--	--	(1,877)	--	(1,877)
Stock-based compensation	--	--	--	--	87	--	--	87
Balance at December 31, 2010	--	--	6,205,396	--	18,606	28,065	(42)	46,629
Net Income	--	--	--	--	--	9,964	--	9,964
Change in unrealized loss on available-for-sale securities, net of income taxes	--	--	--	--	--	--	250	250
Comprehensive income								10,214
Proceeds from sale of preferred stock (net of offering costs of $1,170)	1,247,700	--	--	--	11,307	--	--	11,307
Exercise of common stock options	--	--	245,883	--	564	--	--	564
Excess tax benefit from stock options exercised	--	--	--	--	265	--	--	265
Common stock dividends	--	--	--	--	--	(3,229)	--	(3,229)
Preferred stock dividends	--	--	--	--	--	(814)	--	(814)
Repurchases and retirement of common stock		--	(248,794)	--	(1,887)	--	--	(1,887)
Warrants issued in connection with assumption transaction	--	--	--	--	754	--	--	754
Stock-based compensation	--	--	--	--	27	--	--	27
Balance at December 31, 2011	1,247,700	$ --	6,202,485	$ --	29,636	33,986	208	63,830

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$9,964	5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	27	87
Amortization of premiums (discounts) on investments in fixed maturity securities	172	(28)
Depreciation and amortization	576	178
Deferred income taxes (benefit)	(1,984)	1,690
Realized gains on sales of investments	(267)	(2,003)
Gain on bargain purchase	(936)	--
Changes in operating assets and liabilities:
Premiums receivable	(6,400)	(923)
Assumed reinsurance balances receivable	(1,661)	19,499
Advance premiums	1,018	401
Prepaid reinsurance premiums	3,618	(10,582)
Accrued interest and dividends receivable	(228)	(4)
Other assets	82	(99)
Deferred policy acquisition costs	(2,914)	1,089
Losses and loss adjustment expenses	5,278	2,968
Unearned premiums	43,643	(3,475)
Income taxes payable	4,646	143
Accrued expenses and other liabilities	1,399	1,768
Net cash provided by operating activities	56,033	16,131
Cash flows from investing activities:
Cash consideration paid for acquired business	(5,309)	--
Purchase of other investments	(205)	--
Purchase of property and equipment, net	(3,144)	(7,534)
Purchase of fixed maturity securities	(31,170)	(31,921)
Purchase of equity securities	(6,625)	(5,384)
Proceeds from sales of fixed maturity securities	25,741	29,116
Proceeds from sales of equity securities	2,155	4,515
Redemption of time deposits, net	1,606	(526)
Decrease in short-term investments, net	--	11,521
Net cash used in investing activities	(16,951)	(213)
Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	11,307	--
Proceeds from the exercise of common stock options	564	650
Cash dividends paid	(3,825)	(1,877)
Repurchases of common stock	(1,887)	(3,596)
Excess tax benefit from common stock options exercised	265	301
Net cash provided by (used in) financing activities	6,424	(4,522)
Net increase in cash and cash equivalents	45,506	11,396
Cash and cash equivalents at beginning of year	54,849	43,453
Cash and cash equivalents at end of year	$100,355	54,849

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,451	790
Cash paid for interest	$ --	--
Non-cash operating, financing and investing activities:
Unrealized gain on investments in available for sale securities, net of tax	$ 250	264
Common stock warrants issued for outside services	$ 754	--
Fair value of net assets acquired in connection with business acquisition	$5,723	--
Transfer of securities held-to-maturity to securities available-for-sale	$ --	1,900

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

Homeowners Choice Managers, Inc. (HCM), a wholly-owned subsidiary, acts as HCPC’s exclusive managing general agent in the state of Florida. HCM currently provides underwriting policy administration, marketing, accounting and financial services to HCPC, and participates in the negotiation of reinsurance contracts. Southern Administration, Inc., a wholly-owned subsidiary, provides policy administration services. Claddaugh Casualty Insurance Company Ltd. (“Claddaugh”), a wholly-owned subsidiary, provides reinsurance coverage to HCPC. Homeowners Choice, Inc. subsidiaries also include TV Investment Holdings LLC, which is owned by HCI Holdings LLC, a wholly-owned subsidiary of Homeowners Choice, Inc. TV Investment Holdings LLC owns and operates a marina facility located in Florida. HCI Technical Resources, Inc., a wholly-owned subsidiary, owns Unthink Technologies Private Limited, the Company’s Indian subsidiary, which provides software development services to the Company. HCPCI Holdings LLC, a wholly-owned subsidiary of HCPC, owns and manages the Company’s real estate holdings.

Prior to November 2011, nearly all of the Company’s customers were obtained through participation in a “takeout program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. The customers were obtained in eight separate assumption transactions completed in July and November 2007, February, June, October and December 2008, December 2009, and December 2010. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens. In November 2011, the Company completed an assumption transaction with HomeWise Insurance Company, Inc. (“HomeWise”) through which the Company assumed the Florida policies of HomeWise. Substantially all of the Company’s premium revenue since inception comes from these assumptions.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Acquisition Accounting. The Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired. In the event the net assets acquired exceed the purchase price, the Company will recognize a gain on bargain purchase.

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

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2011 and 2010, cash and cash equivalents consist of cash on deposit with financial institutions and securities brokerage firms.

Time Deposits. Time deposits consist of certificates of deposit with initial maturities ranging from one to five years.

Short-term Investments. Short-term investments consist of certificates of deposit with maturities less than one year.

Investments. Securities may be classified as either trading, held to maturity or available for sale. Held-to-maturity securities are reported at amortized cost. The Company’s available-for-sale securities are carried at fair value. Temporary changes in the fair value of available-for-sale securities are excluded from earnings and reported in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of deferred income taxes. Realized investment gains and losses are recorded on the trade date and are determined using the specific identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of securities are recognized in investment income using the interest method over the estimated remaining term of the security.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

As part of the Company’s investment strategy, put and call options are purchased or sold on various equity securities the Company is willing to buy or sell. The premiums received are recorded as a liability until such time as the options are exercised or expire. Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire. With respect to these written option contracts, the Company includes the net gain or loss in the amount reported for realized investments gains in the Consolidated Statements of Earnings. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” in the event the Company has open option contracts at the end of the reporting period, these options are marked to fair value through earnings. There were no option contracts outstanding at December 31, 2011 or 2010.

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

Other investments consist primarily of real estate purchased during 2011 (see Note 3 – “Investments” and Note 5 – “Business Acquisitions”). Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation, which is allocated over the estimated useful life of the asset using the straight-line method of depreciation. Real estate is evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) for the years ended December 31, 2011 and 2010 primarily represent commissions paid to outside agents at the time of collection of the policy premium, salaries, premium taxes, and commissions with respect to assumed reinsurance and are amortized over the life of the related policy in relation to the amount of gross premiums earned. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium earned, related investment income, unpaid loss and LAE and certain other costs expected to be incurred as the premium is earned.

DAC is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The amount of DAC considered recoverable could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised (see Accounting Standards Update No. 2010-26 under Note 2 – “Recent Accounting Pronouncements”).

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

Goodwill. Goodwill is not amortized. Rather, the Company is required to test goodwill for impairment at least annually or sooner in the event there are changes in circumstances indicating the asset may be impaired. The Company’s goodwill relates to a business acquisition completed in the fourth quarter of 2011 for which the allocation of the purchase price is preliminary at December 31, 2011. The Company plans to perform its goodwill impairment test in the fourth quarter of each year beginning with the fourth quarter in 2012. Thus, the Company did not recognize any impairment charges in the years ended December 31, 2011 or 2010.

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

Reinsurance. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company contracts with a number of well-known and rated reinsurers to secure its annual reinsurance coverage, which becomes effective June 1st each year. We purchase reinsurance each year taking into consideration maximum projected losses and reinsurance market conditions. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Reinsurance premiums and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers.

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

Foreign Currency. The functional currency of the Company’s Indian subsidiary is the U.S. dollar. As such, the monetary assets and liabilities of this subsidiary are remeasured into U.S. dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are remeasured using historical rates. Expenses recorded in the local currency are remeasured at the prevailing exchange rate. Exchange gains and losses resulting from these remeasurements are included in the results of operations.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than fifty percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2011, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

The Company has elected to classify interest and penalties as income tax expense as permitted by current accounting standards.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents and short-term investments approximate their fair values at December 31, 2011 and 2010 due to their short-term nature. Fair value for securities are based on the framework for measuring fair value established by ASC Topic 820, Fair Value Measurements and Disclosures (see Note 3 – “Investments”).

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 1 – Summary of Significant Accounting Policies, continued

Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method, and preferred stock using the if-converted method.

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2011-12. In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-05”). Stakeholders raised concerns that the new presentation requirements about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements. In addition, it is difficult for some stakeholders to change systems in time to gather the information for the new presentation requirements by the effective date of Update 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-12 are effective on a retrospective basis for public entities for annual periods beginning after December 15, 2011, and interim periods within those years. An entity should provide the disclosures required by ASU 2011-12 retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-12 will have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2011-11. In December 2011, the FASB issued ASU No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The objective of ASU 2011-11 is to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments in ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 will have a material impact on its consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2011-09.   In September 2011, the FASB issued ASU No. 2011-09 (“ASU 2011-09”), Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosure about an Employer’s Participation in a Multiemployer Plan. The objective of ASU 2011-09 is to improve the transparency of financial reporting with respect to an employer’s participation in a multiemployer pension plan or other multiemployer postretirement benefit plan by requiring each participating employer to provide additional separate, quantitative and qualitative disclosures. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. For public entities, the amendments in ASU 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments in ASU 2011-09 should be applied retrospectively for all periods presented. The Company does not expect the adoption of ASU 2011-09 will have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2011-08.   In September 2011, the FASB issued ASU No. 2011-08 (“ASU 2011-08”), Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 will have a material impact on its consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2011-05.   In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To achieve this goal and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company does not expect the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2011-04.   In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The objective of ASU 2011-04 is to provide clarification of Topic 820 and, also, to ensure that fair value has the same meaning in U.S. generally accepted accounting principles (“GAAP”) and in international financial reporting standards (“IFRSs”) and that their respective fair value measurement and disclosure requirements are generally the same. Thus, this update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. The amendment is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2010-26.   In October 2010, the FASB issued ASU No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (ASC Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of the amendments in ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in ASU 2010-26 specify which costs should be capitalized. The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and can be applied prospectively upon adoption. Retrospective or prospective application is permitted. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company will adopt ASU 2010-26 in January 2012 and expects to adopt this standard prospectively. As such, the Company expects to recognize additional amortization expense in the first quarter of 2012 of between $1.0 and $1.4 million pre-tax with a corresponding decrease in deferred acquisition costs.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments

The Company holds investments in fixed maturity securities as well as equity securities, which are classified as available for sale. At December 31, 2011 and 2010, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2011
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$ 509	47	--	556
Corporate bonds	10,199	58	(417)	9,840
Commercial mortgage-backed securities	10,574	314	(14)	10,874
State, municipalities, and political subdivisions	9,982	393	(3)	10,372
Other	2,883	117	--	3,000
Total	$34,147	929	(434)	34,642

Equity securities	$ 5,364	133	(290)	5,207

December 31, 2010
Fixed Maturity Securities:
U.S. Treasury and U.S. government agencies	$8,044	88	(37)	8,095
Corporate bonds	12,192	149	(75)	12,266
Commercial mortgage-backed securities	7,756	40	(53)	7,743
Other	464	5	(9)	460
Total	$28,456	282	(174)	28,564

Equity securities	$ 1,061	12	(189)	884

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

            The scheduled maturities of fixed maturity securities at December 31, 2011 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$ 1,009	1,010
Due after one year through five years	10,148	9,793
Due after five years through ten years	6,835	7,075
Due after ten years	5,581	5,890
Commercial mortgage-backed securities	10,574	10,874
	$34,147	34,642

Proceeds received, and the gross realized gains and losses from sales of available for sale securities, for the year ended December 31, 2011 and 2010 were as follows (in thousands):

	Proceeds	Gross Realized Gains	Gross Realized Losses
Year ended December 31, 2011
Fixed maturity securities	$25,741	545	(110)
Equity securities*	$2,155	122	(290)

Year ended December 31, 2010
Fixed maturity securities	$29,116	1,828	(17)
Equity securities*	$4,515	369	(177)

*Amounts reported for the year ended December 31, 2011 and 2010 include the gross realized gains and losses from equity option contracts. During the years ended December 31, 2011 and 2010, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $89,000 and $391,000, respectively, and realized gains of $49,000 and $327,000, respectively, during the years ended December 31, 2011 and 2010. Such gains are included in the realized investment gains in the Consolidated Statements of Earnings. There were no open option contracts at December 31, 2011 and 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

Other-than-temporary Impairment (“OTTI”)

The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

—	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
—	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;
—	general market conditions and industry or sector specific factors;
—	nonpayment by the issuer of its contractually obligated interest and principal payments; and
—	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss positions at December 31, 2011, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2011	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Fixed maturity securities
Corporate Bonds	$(417)	5,112	--	--	(417)	5,112

States, municipalities and political subdivisions	(3)	2,449	--	--	(3)	2,449
Commercial mortgage-backed securities	(14)	612	--	--	(14)	612
Total fixed maturity securities	(434)	8,173	--	--	(434)	8,173
Equity securities	(201)	2,696	(89)	87	(290)	2,783
Total available-for-sale securities	$(635)	10,869	(89)	87	(724)	10,956

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed maturity securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at December 31, 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 3 – Investments, continued

Other investments consist primarily of real estate and the related assets and operations of the marina facility acquired in 2011 (see Note 5 – “Business Acquisitions”). Operating activities related to the Company’s real estate investment include leasing of office and retail space to tenants, wet and dry boat storage, and fuel services with respect to marina clients and other recreational boaters.

Other invested assets consist of the following as of December 31, 2011 (in thousands):

Building	$1,418
Land	4,438
Land improvements	283
Other	404
Total, at cost	6,543
Less accumulated depreciation and amortization	(60)
Other investments	$6,483

Investment income is summarized as follows (in thousands):

	Year ended December 31,
	2011	2010

Time deposits	$538	530
Short-term investments	--	94
Fixed maturity securities	1,517	1,112
Cash and cash equivalents	125	226
	$2,180	1,962

The following time deposits and short-term investments exceeded 10% of consolidated stockholders’ equity at December 31, 2010 (in thousands):

Name of Financial Institution

Paradise Bank	$ 5,260
Regions Bank	8,773
$ 14,033

At December 31, 2011, the Company had $7.0 million in time deposits at Regions Bank which exceeded 10% of consolidated stockholders’ equity at December 31, 2011. At December 31, 2010, the Company had one single investment in U.S. Treasury notes exceeding 10% of consolidated stockholders’ equity. This investment was carried at its $4.7 million fair value and included in investments in fixed maturity securities at December 31, 2010.

In addition, at December 31, 2011 and 2010, cash and cash equivalents included $62.8 million and $14.7 million, respectively, on deposit at one national bank. At December 31, 2011 and 2010, the Company also had an aggregate of $18.0 million and $16.4 million, respectively, in cash on deposit at two custodial firms.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 4 – Fair Value Measurements, continued

The following table presents information about the Company’s available-for-sale securities measured at fair value as of December 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2011
Fixed maturity securities
U.S. Treasury and U.S. government agencies	$ 556	--	--	556
Corporate bonds	9,840	--	--	9,840
Commercial mortgage-backed securities	--	10,874	--	10,874
State, municipalities, and political subdivisions	10,372	--	--	10,372
Other	2,735	265	--	3,000
Total fixed maturity securities	23,503	11,139	--	34,642
Equity securities	5,207	--	--	5,207
Total available-for-sale securities	$28,710	11,139	--	39,849

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2010
Fixed maturity securities
U.S. Treasury and U.S. government agencies	$ 8,095	--	--	8,095
Corporate bonds	12,266	--	--	12,266
Commercial mortgage-backed securities	--	7,743	--	7,743
Other	--	460	--	460
Total fixed maturity securities	20,361	8,203	--	28,564
Equity securities	884	--	--	884
Total available-for-sale securities	$21,245	8,203	--	29,448

With respect to the Company’s business acquisitions completed in 2011 (see Note 5 – “Business Acquisitions”), all assets acquired and liabilities assumed were valued based on Level 3 measurements. Property, plant and equipment related to the April 2011 acquisition was valued based on an external appraisal using the sales comparison approach and other unobservable inputs. The environmental liability was valued based on third party estimates to complete the site assessment and remediation plan. The November 2011 acquisition was valued using the market approach and other unobservable inputs. The carrying amounts of all other assets and liabilities approximated their fair values at the acquisition date.

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2011 and 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 5 -- Business Acquisitions

Effective April 20, 2011, the Company, through its subsidiary, TV Investment Holdings LLC, acquired the assets and operations of Tierra Verde Marina Holdings (“TVMH”). The property consists primarily of land, land improvements, retail buildings, and a marina facility. Operating activities at acquisition include leasing of office and retail space to 11 tenants, wet and dry boat storage for approximately 150 clients, and fuel services with respect to marina clients and other recreational boaters. The Tierra Verde, Florida property and operations were purchased for $5.1 million through a foreclosure sale conducted by the Pinellas County Clerk of the Circuit Court. The Company’s primary reason for the acquisition was to strengthen its property portfolio through diversification and quality of assets owned.

The fair value of the net assets acquired was approximately $5.7 million, which exceeded the $5.1 million purchase price. As a result, the Company recognized a gain on bargain purchase in the amount of $936,000 ($575,000 net of tax), which is included in operations for the year ended December 31, 2011. The recorded gain is subject to adjustment as the Company will continue to evaluate the purchase price allocation with respect to certain of the liabilities assumed at acquisition. There were no intangibles acquired with respect to this acquisition.

Effective November 18, 2011, the Company, through its subsidiary, HCI Technical Resources LLC, acquired 99.9% of Unthink Technologies Private Ltd. (“Unthink”), a software development company located in India, for $199,000 in cash. The fair value of the net assets acquired was $38,000. The Company recorded $161,000 of goodwill in connection with this acquisition. The goodwill, which is attributable to the workforce of the acquired business, is not expected to be deductible for tax purposes. Management believes this acquisition will provide the Company with additional system design expertise that strengthens the Company’s ability to develop, enhance and maintain software applications for our insurance operations.

The following table summarizes the Company’s preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed at April 20, 2011 for the acquisition of TVMH and at November 18, 2011 for the acquisition of Unthink (in thousands):

	TVMH	Unthink	Total

Property, plant and equipment	$6,338	66	6,404
Other assets	132	15	147
Environmental liability (Note 14)	(150)	--	(150)
Deferred tax liability	(361)	--	(361)
Other liabilities	(274)	(43)	(317)
Fair value of net assets acquired	5,685	38	5,723
Gain on bargain purchase, net of tax of $361	(575)	--	(575)
Goodwill	--	161	161
Cash consideration paid	$5,110	199	5,309

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 5 -- Business Acquisitions, continued

For the years ended December 31, 2011 and 2010, the effects of the acquisitions were not material to the Company’s condensed consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented.

For the year ended December 31, 2011, the acquired businesses contributed a combined $1.9 million in revenues and $0.4 million of net income inclusive of the net gain on bargain purchase.

Note 6 -- Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	At December 31,
	2011	2010

Building	$5,883	5,883
Land	1,241	1,241
Computer hardware and software	729	508
Office and furniture and equipment	778	253
Tenant and leasehold improvements	2,418	--
Other	184	138
Total, at cost	11,233	8,023
Less accumulated depreciation and amortization	(734)	(268)
Property and equipment, net	$10,499	7,755

The Company has a lease for office space located in Clearwater, Florida. This lease commenced in July 2008 and requires the Company to make monthly rent payments of $12,500, which includes $2,500 for common area maintenance, to an entity owned by one of the Company’s directors. The initial term of this agreement is for five years ending on July 15, 2013 and the lease may be extended for up to three additional five-year periods. In addition to this location, the Company leases office space in Noida, India effective with the Company’s acquisition of Unthink in November 2011. This non-cancelable lease, which was assumed by the Company at acquisition, requires the Company to pay base rent of approximately $3,200 per month throughout the lease term ending February 6, 2013. Rental expense under all facility leases was $239,000 and $191,000 during the years ended December 31, 2011 and 2010, respectively.

Lease commitments at December 31, 2011 are as follows:

Amount
Year Ended December 31,	(in thousands)

2012	189
2013	98
Total:	$287

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 6 -- Property and Equipment, net, continued

On June 1, 2010, the Company purchased property in Tampa, Florida for a total purchase price of $7.1 million. The property consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a three-story parking garage valued at $1.2 million, $5.3 million, and $0.6 million, respectively. This facility is used by the Company and its subsidiaries. In addition, the Company leases space to non-affiliates, which includes space occupied by tenants under lease agreements assumed by the Company at acquisition.

Rental income due under non-cancellable operating leases for all properties and other investments owned at December 31, 2011 are as follows:

Amount
Year Ended December 31,	(in thousands)

2012	825
2013	734
2014	527
2015	393
2016	253
Total:	$2,732

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 7 -- Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under reinsurance agreements called catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of the reinsurers are unable to meet their obligations under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of well-known and rated reinsurers to secure its annual reinsurance coverage, which becomes effective June 1st each year. We purchase reinsurance each year taking into consideration maximum projected losses and reinsurance market conditions.

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Premiums Written
Direct	$125,145	114,599
Assumed	62,104	1,683
Gross written	187,249	116,282
Ceded	(56,360)	(57,322)
Net premiums written	130,889	58,960

Premiums Earned
Direct	$119,756	104,621
Assumed	23,850	15,136
Gross earned	143,606	119,757
Ceded	(56,360)	(57,322)
Net premiums earned	$ 87,246	62,435

During the years ended December 31, 2011 and 2010, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At December 31, 2011 and 2010, prepaid reinsurance premiums related to 18 reinsurers and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of December 31, 2011 and 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 8 -- Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010

Balance, beginning of year	$22,146	19,178
Incurred related to:
Current year	43,613	37,432
Prior years	4,630	235
Total incurred	48,243	37,667
Paid related to:
Current year	(26,132)	(19,477)
Prior years	(16,833)	(15,222)
Total paid	(42,965)	(34,699)
Balance, end of year	$27,424	22,146

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 9 -- Income Taxes

A summary of income taxes is as follows (in thousands):

	Year Ended December 31,
	2011	2010

Current:
Federal	$7,220	1,238
State	1,196	236
Foreign	9	--

Total current taxes	8,425	1,474

Deferred:
Federal	(1,715)	1,449
State	(269)	241

Total deferred taxes	(1,984)	1,690

Income taxes	$ 6,441	3,164

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2011		2010
	Amount	%	Amount	%

Income taxes at statutory rate	$5,785	35.0%	$3,005	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	599	3.6	313	3.6
Stock-based compensation	7	--	13	.2
Other	50	.7	(167)	(1.9)

Income taxes	$6,441	39.3%	$3,164	36.9%

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 9 -- Income Taxes, continued

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax years ending December 31, 2010, 2009, and 2008 remain subject to examination by our major taxing jurisdictions. There have been no interest or penalties recognized for the years ended December 31, 2011 and 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred income tax asset are as follows (in thousands):

	At December 31,
	2011	2010
Deferred income tax assets:
Unearned premiums	$6,768	3,262
Losses and loss adjustment expenses	756	610
Organizational costs	118	129
Stock-based compensation	252	355
Accrued expenses	466	19
Unrealized net loss on securities available for sale	--	27
Deferred tax assets	8,360	4,402

Deferred tax liabilities:
Property and equipment	(943)	(123)
Deferred policy acquisition costs	(4,870)	(3,690)
Unrealized net gain on securities available for sale	(131)	--
Other	(48)	(5)
Deferred tax liabilities	(5,992)	(3,818)
Net deferred income tax asset	$2,368	584

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 9 -- Income Taxes, continued

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. As a result, the Company did not have a valuation allowance established as of December 31, 2011 or 2010.

Note 10 -- Net Earnings Per Share

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below (dollars and shares in thousands, except per share amounts):

	For the Year Ended			For the Year Ended
	December 31, 2011			December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$9,964	--		$5,422	--

Less: Preferred stock dividends	(815)	--		--	--
Basic Earnings Per Share
Income available to common stockholders	9,149	6,132	$1.49	5,422	6,179	$0.88

Effect of Dilutive Securities
Common stock options	--	352		--	495
Convertible preferred stock	815	961		--	--

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$9,964	7,445	$1.34	$5,422	6,674	$0.81

For the years ended December 31, 2011 and 2010, 2,738,335 and 1,738,335 warrants to purchase 1,405,001 and 905,001 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock. There were no preferred shares outstanding in 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 11 -- Stockholders’ Equity

Common Stock

Effective March 18, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $3.0 million (inclusive of commissions) of the Company’s common shares. The repurchase plan allowed the Company to repurchase shares from time to time through March 19, 2010. This repurchase plan was supplemented in December 2009 upon approval by the Board of Directors to extend the repurchase authority by an additional $3.0 million and continue until the repurchase plan is terminated by the Company or the maximum number of dollars has been expended. During the year ended December 31, 2011, the Company repurchased and retired a total of 83,594 shares at an average price of $8.23 per share and a total cost, inclusive of fees and commissions, of $693,000, or $8.29 per share. During the year ended December 31, 2010, the Company repurchased and retired a total of 311,239 shares at an average price of $7.00 per share and a total cost, inclusive of fees and commissions, of $2,196,392, or $7.06 per share. As of March 28, 2011, the maximum amount designated for repurchases under this plan was expended and the share repurchase program was terminated. The Company also repurchased 165,200 shares of common stock during the year ended December 31, 2011 from certain related parties (see Note 16 – “Related Party Transactions”).

Common Stock Warrants

At December 31, 2011, the Company has reserved 1,405,001 shares of common stock for issuance upon the exercise of its common stock warrants. A summary of the warrants outstanding at December 31, 2011 is presented below:

	Number Of Warrants Issued	Number of Common Shares Issuable Upon Conversion of Warrants

Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of forfeitures and repurchases	71,667	71,667

Warrants outstanding at December 31, 2010	1,738,335	905,001
Warrants issued in 2011	1,000,000	500,000

Warrants outstanding at December 31, 2011	2,738,335	1,405,001

The warrants issued prior to 2011 may be exercised at an exercise price equal to $9.10 per share on or before July 30, 2013. At any time after January 30, 2009 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per share of the Company’s common stock has exceeded $11.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares. In connection with the HomeWise assumption transaction in November 2011, the Company issued 1,000,000 warrants, which may be exercised to purchase 500,000 shares of the Company’s common stock at a per share exercise price of $9.10.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 11 --Stockholders’ Equity, continued

The fair value of warrants issued in 2011 was estimated on the date of issuance using the following assumptions and the Black-Scholes option pricing model:

Expected volatility	52%
Risk-free interest rate	.23%
Dividend yield	5.00%
Expected life (in years)	1.75
Per share grant date fair value of warrants issued	$0.754

The $754,000 aggregate value of the warrants is a policy acquisition cost, which the Company is amortizing over the expected policy term of the policies assumed in the transaction. The warrants, the issuance of which is not registered or required to be registered under the Securities Act of 1933, are exercisable for a term beginning on November 1, 2011 through July 31, 2013 unless cancelled earlier at the Company’s option under the terms specified by the warrant agreement.

Preferred Stock

During the year ended December 31, 2011, the Company designated 1,500,000 shares of the Company’s preferred stock as Series A cumulative convertible preferred stock (“Series A Preferred”).

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

Note 11 -- Stockholders’ Equity, continued

In addition, the Company is authorized to issue up to an additional 18,500,000 shares of preferred stock, no par value. The authorized but unissued and undesignated preferred stock may be issued in one or more series and the shares of each series shall have such rights as determined by the Company’s Board of Directors subject to the rights of the holders of the Series A Preferred.

On December 14, 2011, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of December 2011, and January and February 2012. The December 2011 dividend is payable January 27, 2012 to shareholders of record at the close of business on January 3, 2012. The January 2012 dividend is payable February 27, 2012 to shareholders of record at the close of business on February 2, 2012. The February 2012 dividend is payable March 27, 2012 to shareholders of record at the close of business on March 1, 2012.

Note 12 -- Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net income	$9,964	5,422
Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the year	674	2,431
Reclassification adjustment for realized gains	(267)	(2,003)
Net change in unrealized gain	407	428
Deferred income taxes on above changes	(157)	(164)
Other comprehensive income	250	264
Comprehensive income	$10,214	5,686

Note 13 -- Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At December 31, 2011, options to purchase 4,804,800 shares are available for grant under the Plan. The options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 13 -- Stock-Based Compensation, continued

A summary of the activity in the Company’s stock option plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,130,000	$2.66
Exercised	(260,000)	2.50
Outstanding at December 31, 2010	870,000	$2.71	6.5 years	$4,675
Issued	30,000	6.30
Forfeited	(24,800)	2.50
Exercised	(255,200)	2.50
Outstanding at December 31, 2011	620,000	$2.97	5.7 years	$3,122
Exercisable at December 31, 2011	586,800	$2.81	5.5 years	$3,053

At December 31, 2011 and 2010, there was approximately $46,000 and $50,000, respectively, of total unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty five (25) months. During the year ended December 31, 2011, a total of 255,200 options were exercised, which includes 30,000 options exercised and net settled by surrender of 9,317 shares. During the year ended December 31, 2010, a total of 260,000 options were exercised. The total fair value of shares vesting and recognized as compensation expense was approximately $27,000 and $87,000, respectively, for the years ended December 31, 2011 and 2010. There were no associated income tax benefits recognized in the years ended December 31, 2011 and 2010. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $1,184,000 and $1,097,000, respectively, and the income tax benefit recognized was $265,000 and $301,000, respectively.

No options were granted during the year ended December 31, 2010. In 2011, 30,000 options were granted on August 26, 2011, with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

Dividend yield	6.3%
Expected volatility	53.3%
Risk-free interest rate	.97%
Expected life (in years)	5
Per share grant date fair value of options issued	$1.70

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 14 -- Commitments and Contingencies

The Company is party to claims and legal actions arising routinely in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or liquidity.

As a direct premium writer in the state of Florida, the Company is required to participate in certain insurer pools and associations under Florida statutes 631.57(3) (A). Participation in these pools is based on written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. For the years ended December 31, 2011 and 2010, HCPC paid assessments to the Florida Hurricane Catastrophe Fund (FHCF) amounting to $1,592,000 and $987,000, respectively. Additionally, HCPC paid assessments to Citizens of $1,604,000 and $1,382,000, respectively, for the years ended December 31, 2011 and 2010. These assessments are recorded as a surcharge in premium billings to insureds. As of December 31, 2011 and 2010, the surcharge rate in effect for FHCF was 1.3% and 1.0%, respectively. As of December 31, 2011 and 2010, the surcharge rate in effect for Citizens was 1.0% and 1.4%, respectively.

In connection with the Company’s April 20, 2011 acquisition of the marina property located in Pinellas County, Florida (see Note 5 – “Business Acquisitions”), the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. The Company and its environmental consultants have assumed the remedial action work plan developed by prior management and its environmental consultant, which consists of completing the site assessment, performing soil excavation, and installing wells for collection of groundwater and soil samples throughout the monitoring phase of the project. At acquisition, the Company recorded a liability of $150,000 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the existing ongoing work plan. As of December 31, 2011, a total of $28,000 has been expended with respect to the site assessment and the remaining $122,000 accrued at acquisition is included in other liabilities in the accompanying condensed consolidated balance sheets. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could significantly exceed the current estimated liability. However, based on information known at December 31, 2011, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 15 -- Regulatory Requirements and Restrictions

The Florida Insurance Code (the “Code”) requires HCPC to maintain capital and surplus equal to the greater of 10% of its liabilities or a statutory minimum as defined in the Code. At December 31, 2011, HCPC is required to maintain a minimum capital and surplus of $12.0 million. At December 31, 2011 and 2010, HCPC’s statutory capital and surplus was $46.5 million and $31.1 million, respectively. For the years ended December 31, 2011 and 2010, HCPC had a statutory net loss of $4.3 million and $2.3 million, respectively. Statutory surplus differs from stockholders’ equity reported in accordance with generally accepted accounting principles primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

As of December 31, 2011 and 2010, HCPC had a cash deposit with the Insurance Commissioner of the state of Florida, in the amount of $300,000, to meet regulatory requirements. At December 31, 2011 and 2010, there were no material permitted statutory accounting practices utilized by HCPC.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At December 31, 2011 and 2010, no dividends are available to be paid by HCPC.

The Bermuda Monetary Authority requires Claddaugh to maintain minimum capital and surplus of $2.0 million. At December 31, 2011 and 2010, Claddaugh’s statutory capital and surplus was $8.8 million and $4.5 million, respectively. Claddaugh’s statutory net profit was $4.3 million and $4.9 million, respectively, for the years ended December 31, 2011 and 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 16 -- Related Party Transactions

One of the Company’s directors received a consulting fee and software license fees for development and use of the Company’s premium administration application software. Under this arrangement, the Company incurred fees of $181,000 and $359,000 for the years ended December 31, 2011 and 2010, respectively. Effective June 30, 2011, all rights to the software license were assigned to the Company in exchange for a one-time payment of $50,000. Such payment was made to the Company’s director who developed and licensed the software to the Company. The related software license and consulting agreements were terminated coincident with this exchange.

One of the Company’s directors is a partner at a law firm that manages certain of the Company’s corporate legal matters. Fees incurred with respect to this law firm for the years ended December 31, 2011 and 2010 were approximately $232,000 and $266,000, respectively.

As discussed in Note 6, the Company leases office space under an operating lease agreement with one director. The lease requires annual base rental payments of approximately $150,000. Lease payments on this property for each of the years ended December 31, 2011 and 2010 totaled $160,000.

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

Effective June 27, 2011, the Company repurchased and retired a total of 85,200 shares of the Company’s common stock at a price of $6.50 per share for a total cost of $553,800. Such shares were repurchased under a stock purchase agreement with the Company’s former Chief Executive Officer at a price below the $6.96 market value of the Company’s common stock on the date of the transaction. Such repurchases were not part of a publicly announced plan or program.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 17 -- Condensed Financial Information of Homeowners Choice, Inc.

Condensed financial information of Homeowners Choice, Inc. is as follows (in thousands):

Balance Sheets

	At December 31,
	2011	2010
Assets

Cash and cash equivalents	$1	416
Short-term investments	--	2,074
Investment in subsidiaries	88,421	60,366
Property and equipment, net	950	214
Deferred income taxes	348	265
Other assets	1,428	374

Total assets	$91,148	63,709

Liabilities and Stockholders’ Equity

Accrued expenses and other liabilities	1,778	290
Income taxes payable	1,605	3,562
Dividends payable	218	--
Due to related parties	23,717	13,228

Total liabilities	27,318	17,080

Total stockholders’ equity	63,830	46,629

Total liabilities and stockholders’ equity	$91,148	63,709

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 17 -- Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Earnings

	Year Ended December 31,

	2011	2010

Net investment income	$ 75	80
Other income	66	45
Other operating expenses	(2,428)	(1,427)
Loss before income tax benefit and equity in earnings of subsidiaries	(2,287)	(1,302)
Income tax benefit	846	485
Net loss before equity in earnings of subsidiaries	(1,441)	(817)
Equity in earnings of subsidiaries	11,405	6,239

Net income	$9,964	5,422

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 17 -- Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$9,964	5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	27	87
Depreciation and amortization	214	84
Equity in earnings of subsidiaries	(11,405)	(6,239)
Deferred income taxes	(83)	136
Increase in other assets	(348)	(226)
Increase in accrued expenses and other liabilities	1,488	38
Decrease in income taxes receivable	--	674
(Decrease) increase in income taxes payable	(1,957)	3,562
Increase in due to related parties	10,489	6,267
Net cash provided by operating activities	8,389	9,805
Cash flows from investing activities:
Purchase of short-term investments	--	(80)
Redemption of short-term investments	2,074	--
Purchase of property and equipment, net	(900)	(44)
Dividends received from subsidiary	--	4,800
Investment in subsidiaries	(16,400)	(9,889)
Net cash used in investing activities	(15,226)	(5,213)
Cash flows from financing activities:
Repurchases of common stock	(1,887)	(3,596)
Dividends paid to stockholders	(3,826)	(1,877)
Proceeds from the exercise of stock options	563	650
Proceeds from the sale of preferred stock,net of costs	11,307	--
Excess tax benefit from stock options exercised	265	301
Net cash provided by (used in) financing activities	6,422	(4,522)
Net (decrease) increase in cash and cash equivalents	(415)	70
Cash and cash equivalents at beginning of year	416	346
Cash and cash equivalents at end of year	$ 1	416

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Note 18 -- Subsequent Event

On January 16, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.15 per common share. The dividends were paid March 16, 2012 to stockholders of record on February 17, 2012.

(continued)

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2011), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table provides information with respect to our directors and executive officers:

Name	Age	Position

Richard R. Allen	65	Chief Financial Officer
George Apostolou(1)(2)	61	Director
Andrew L. Graham	54	Vice President, General Counsel and Corporate Secretary
Sanjay Madhu	45	Director, Division President – Real Estate Operations, and Vice President of Investor Relations
Harish M. Patel(1)	55	Director
Paresh Patel	49	Chairman and Chief Executive Officer
Gregory Politis(3)	59	Director
Anthony Saravanos(1)(2)	41	Director
Martin A. Traber(2)(3)	66	Director
Scott R. Wallace	60	Division President – Property and Casualty

(1)	Member of the Audit Committee.
(2)	Member of the Governance and Nominating Committee.
(3)	Member of the Compensation Committee.

Richard R. Allen has served as the Chief Financial Officer of our company since November 2006 and also serves as a director of our subsidiary, Claddaugh Casualty Insurance Company, Ltd. Mr. Allen has over thirty years of experience in property/casualty insurance finance and management to include agency/broker relations, reinsurance and financial controls and reporting and third party administration. He has held various positions with several insurance companies as Chief Financial Officer, Controller and Senior Accounting Manager. From 1999 to 2005, Mr. Allen served as the Internal Auditor of Anthem Blue Cross and Blue Shield. From 1996 to 1998, Mr. Allen served as Controller for Symons International Group. From 1994 to 1996, Mr. Allen served as Controller/Treasurer of Coronet Insurance. In addition, Mr. Allen served as the Budget/Cost Manager of Bankers Life and Casualty from 1982 to 1990, and as the Controller of Bankers Standard Insurance Company, an affiliate of CIGNA, from 1969 to 1981. He has experience in forensic accounting and has participated as a consultant in numerous projects with state insurance departments. Mr. Allen earned his Bachelor of Science Degree from Quincy University in Quincy, Illinois.

George Apostolou has been a director of the Company since May 2007. Born in Erithri-Attikis, Greece, Mr. Apostolou moved to the United States in 1971 and earned his state of Florida Contractors License in 1983. In 1987, he established George Apostolou Construction Corporation and has since built more than 200 commercial buildings, including government services buildings, churches, office buildings and retail centers. George Apostolou Construction Corporation is not affiliated with Homeowners Choice, Inc. In addition to contracting, Mr. Apostolou has been involved in the development and investment of many commercial projects and now owns more than 20 properties in the Tampa Bay area.

Mr. Apostolou brings considerable business, management and real estate experience to the Board of Directors. We expect Mr. Apostolou’s business and management experience will enhance oversight of the company’s business performance. Moreover, real estate experience has become increasingly important to the Company as it makes and considers significant real estate investments. Mr. Apostolou also serves on our audit committee and our governance and nominating committee. His business experience gives him a fundamental understanding of financial statements and business operations. Important also, Mr. Apostolou has a substantial personal investment in the Company and he played a large role in bringing initial investors to the Company.

Andrew L. Graham has served as our General Counsel since June 1, 2008 and also currently serves as our Corporate Secretary. Mr. Graham served from 1999 to 2007 in various capacities, including General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. Since 2011, Mr. Graham has served on the Internal Audit Committee of Hillsborough County, Florida. From 2007 to 2011, he served on the Board of Trustees of Hillsborough Community College. Mr. Graham holds a Bachelor of Science degree from Florida State University and a Juris Doctor, as well as a Master of Laws (L.L.M.) in Taxation, from the University of Florida College of Law.

Sanjay Madhu has been a director of our company since May 2007 and he currently serves as our Division President – Real Estate Operations and Vice President of Investor Relations. Mr. Madhu has served as Division President of Real Estate Operations since June 2011 and as our Director of Investor Relations since February 2008. He also served as our Vice President for marketing from 2008 to 2011. As an owner and manager of commercial properties, Mr. Madhu has been president of 5th Avenue Group LC since 2002 and President of Forrest Terrace LC since 1999. In addition, Mr. Madhu is an investor in banking and health maintenance organizations. He has also been President of The Mortgage Corporation Network (correspondent lenders) since 1996. Prior to that, Mr. Madhu was Vice President, mortgage division, First Trust Mortgage & Finance, from 1994 to 1996; Vice President, residential first mortgage division, Continental Management Associates Limited, Inc., from 1993 to 1994; and President, S&S Development, Inc. from 1991 to 1993. None of the foregoing companies is an affiliate of Homeowners Choice, Inc. He attended Northwest Missouri State University, where he studied marketing and management.

Mr. Madhu brings considerable business, marketing and real estate experience to the Board of Directors. Real estate experience has become increasingly important to the Company as it makes and considers significant real estate investments. In addition, Mr. Madhu has a substantial personal investment in the Company.

Harish M. Patel was appointed on April 9, 2011 by our Board of Directors to fill a vacancy among our Class A directors and to serve on the company’s audit committee. Harish Patel has no familial relationship to Paresh Patel, our Chief Executive Officer and Chairman of the Board. From 1976 to 1987, Mr. Patel served in various capacities, including as director of sales, director of operations and director at large, for Colorama Photo Processing Laboratories, a family-owned photo processing business located in London, England which pioneered the provision of next day and same day photo processing services to retail outlets in Central London and later provided those services to other regions of the United Kingdom. From 1987 to 1992, Mr. Patel served in various capacities, including as director at large, for Colorama Pharmaceuticals Ltd., a family-owned start-up venture which distributed pharmaceuticals to the client base of the photo processing company. From 1992 to 2005, he served as director for Kwik Photo Retail Stores, a London-based, operator of stand-alone and in-store retail photo processing labs. During his tenure, that company expanded from 23 company-owned stores to over 100 outlets. In addition he established and managed a United States-based data processing subsidiary for that company. Since 2006, he has served as a director for Medenet, Inc. a medical software company based in St. Petersburg, Florida. None of the foregoing companies are affiliated with our Company. Mr. Patel holds a Bachelors Degree in Business Administration from South Bank Polytechnic.

Mr. Patel brings a wide range of business and management experience to the Board of Directors. We expect Mr. Patel’s business and management experience will enhance oversight of the Company’s business performance and financial disclosure. We believe also the knowledge he has gained from his experiences, in particular his knowledge of software systems and health care, will be valuable as the Company considers and seeks growth opportunities. Also important, Mr. Patel has a substantial personal investment in the Company.

Paresh Patel is currently Chairman and Chief Executive Officer of the Company. Mr. Patel is a founder of the Company. He has been a director of the Company since its inception and has served as the Chairman of our Board since May 2007. He was appointed as Chief Executive Officer in 2011. Mr. Patel developed and continues to oversee development of the company’s policy administration systems. Since 2006, Mr. Patel has served also as president of Scorpio Systems, Inc., a software development company of which he is the sole owner. (See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”) Since 2011, Mr. Patel has served as chairman of the board of First Home Bancorp, Inc., a bank holding company in Seminole, Florida. He is a founder of NorthStar Bank in Tampa, Florida and from 2006 to 2010 served on the board of directors of its parent company, NorthStar Holding Company. As a private investor from 2000 to 2006, Mr. Patel used statistical and probability techniques to develop and implement a system for managing money as a business to generate cash flow. Before that, Mr. Patel was director of customer care and billing with Global Crossing from 1998 to 2000. In that position, Mr. Patel defined business processes and systems, hired and trained department staff and led the merger of the customer care and billing systems with those of that company’s acquisitions. As an independent consultant from 1991 to 1998, Mr. Patel worked with large international telephone companies. Mr. Patel holds bachelor’s and master’s degrees in Electronic Engineering from the University of Cambridge in United Kingdom.

Mr. Patel brings to the Board of Directors considerable experience in business, management, systems and technology, and because of those experiences and his education, he possesses analytical and technology skills which are considered of importance to the operations of company, the oversight of its performance and the evaluation of its future growth opportunities. Furthermore, his performance as Chief Executive Officer has indicated an in depth understanding of the company’s insurance business. He is a founder of the company and has a substantial personal investment in the company.

Gregory Politis is a founder of the Company and has been a director since its inception. Mr. Politis has been in the real estate business since 1974 and is president of Xenia Management Corporation, a real estate portfolio management company he established in 1988. Mr. Politis has interests in 39 real estate developments in the Miami-Dade County, Orlando, Greater Tampa Bay and Montreal, Canada areas. Xenia Management Corporation is not affiliated with Homeowners Choice, Inc. (See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”) During his career, Mr. Politis has developed and retained ownership of retail, industrial and commercial office spaces, with a primary focus on buildings housing federal and state government agencies. He was a founding member of Hellenic American Board of Entrepreneurs and a recipient of the Building Owners and Managers Association (BOMA) Building of the Year Award. Mr. Politis has served as a director of NorthStar Bank and Florida Bank.

Mr. Politis brings considerable business, management and real estate experience to the Board of Directors. We expect his business and management experience will enhance oversight of the company’s business performance. Moreover, real estate experience has become increasingly important to the company as it makes and considers significant real estate investments. Mr. Politis serves on the company’s investment committee, compensation committee, governance and nominating committee as well as the chair for the building committee. His business experience gives him a fundamental understanding of business operations. Important also, Mr. Politis has a substantial personal investment in the Company.

Anthony Saravanos has been a director of the Company since May 2007. Since 2005, Mr. Saravanos has been vice president of The Boardwalk Company, a full-service real estate company located in Palm Harbor, Florida. The Boardwalk Company is not affiliated with Homeowners Choice, Inc. Since 2001, he has been managing partner of several commercial property entities with a combined total of 13 properties in Florida and New York. Since 2011, Mr. Saravanos has served on the board of directors of First Home Bank in Seminole, Florida. From 1997 to 2001, he served as district manager, marketing and sales, for DaimlerChrysler Motors Corporation, Malvern, Pennsylvania. Mr. Saravanos graduated from Ursinus College, Collegeville, Pennsylvania, with a double major in Economics and Spanish. He earned a master’s degree in Business Administration with an emphasis in marketing from Villanova University, Villanova, Pennsylvania. At Villanova he was inducted into the Beta Gama Sigma Honor Society. Mr. Saravanos also attended Quanaouac Institute, Cuernavaca, Mexico, for intensive Spanish studies and a cultural immersion program. A licensed real estate broker, Mr. Saravanos is a Certified Commercial Investment Member. He was named #1 Top Producer for 2010 by the Florida Gulfcoast Commercial Association of Realtors.

He brings considerable business, management, finance, marketing and real estate experience and business education to the Board of Directors. Real estate experience has become increasingly important to the company as it makes and considers significant real estate investments. Mr. Saravanos also serves on our audit committee. His financial sophistication is evidenced by his business education and his work experiences. For example, as a district manager for DaimlerChrysler Motors Corporation he was required to read, understand and analyze financial information. His ability to analyze financial information is considered of importance in enhancing oversight of the Company’s performance, monitoring its financial disclosure and evaluating growth opportunities. Important also, Mr. Saravanos has a substantial personal investment in the Company and he played a large role in bringing initial investors to the Company.

Martin A. Traber is a founder of the company. He has been a director of the Company since its inception. Since 1994 Mr. Traber has been a partner of Foley & Lardner LLP, in Tampa, Florida, representing clients in securities and corporate law transactions. Mr. Traber earned a Bachelor of Arts and a Juris Doctor from Indiana University. Mr. Traber is a founder of NorthStar Bank in Tampa, Florida and from 2007 to 2011 served as a member of the Board of Directors of that institution. Mr. Traber serves on the Board of Directors of Exeter Trust Company, Portsmouth, New Hampshire and JHS Capital Holdings, Tampa, Florida, and on the Advisory Board of Platinum Bank, Tampa, Florida.

Mr. Traber brings considerable legal, financial and business experience to the Board of Directors. He has counseled and observed numerous businesses in a wide range of industries. The knowledge gained from his observations and his knowledge and experience in business transactions and securities law are considered of importance in monitoring the Company’s performance and when we consider and pursue business acquisitions and financial transactions. Mr. Traber also serves on the governance and nominating committee and our compensation committee. As a corporate and securities lawyer he has a fundamental understanding of governance principles and business ethics. His knowledge of other businesses and industries is useful in determining management and director compensation. Important also, Mr. Traber has a substantial personal investment in the Company.

Scott R. Wallace has agreed to serve as our Division President — Property and Casualty commencing in mid April 2012. Mr. Wallace has over 30 years of property and casualty insurance and reinsurance experience. Since 2007, he has served as the president, chief executive officer and executive director of Citizens Property Insurance Corporation, Florida’s state backed property insurer, where he was responsible for management and operations of Florida’s largest homeowners insurance company. Before becoming president, he served from 2006 to 2007 as Citizens’ senior vice president of operations. During 2005, Mr. Wallace served as a consultant to Fairway Holdings, a managing general agency. From 1992 to 2005, he served in various executive roles at W.R. Berkley Corporation, a multi-billion dollar New York Stock Exchange-listed insurance holding company. Mr. Wallace holds a bachelor of Science degree in marketing from Arizona State University.

Board Classification

Our board of directors is divided into three classes each consisting of three directors. All directors within a class have the same three-year term of office. The class terms expire at successive annual meetings so that each year a class of directors is elected. The current terms of director classes expire in 2012 (Class A directors), 2013 (Class B directors), and 2014 (Class C directors). Harish Patel and Martin Traber are Class A directors whose present terms continue until the 2012 annual meeting. George Apostolou, Parish Patel, and Gregory Politis are Class B directors whose present terms continue until 2013. Sanjay Madhu and Anthony Saravanos are Class C directors whose present terms continue until 2014. There have been no material changes to our procedures by which security holders may recommend nominees to our board of directors since we last outlined the procedures in our proxy filed in April of 2011.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with the Securities and Exchange Act of 1934. The Audit Committee’s responsibilities include the following:

•	assisting our Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices;

•	overseeing the work of our internal accounting and auditing processes;

•	discussing with management our processes to manage business and financial risk,

•	making appointment, compensation, and retention decisions regarding, and overseeing the independent auditor engaged to prepare or issue audit reports on our financial statements;

•

establishing and reviewing the adequacy of procedures for the receipt, retention and treatment of complaints received by our company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures; and

•	conducting an appropriate review and approval of all related party transactions for potential conflict of interest situations on an ongoing basis.

The Audit Committee is composed of three members: Anthony Saravanos, its chairman, Harish M. Patel and George Apostolou. Since our common shares are listed on The NASDAQ Global Select Market, we are governed by its listing standards. Accordingly, each member of the Audit Committee is an “independent director” as defined by Rule 5605(a)(2) of The Nasdaq Stock Market LLC and meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities and Exchange Commission. The Board of Directors has determined that Mr. Saravanos is an audit committee financial expert. The Audit Committee met formally 4 times during 2011 and otherwise acted by unanimous written consent. The Board of Directors has adopted a written Audit Committee Charter. A current copy of the charter is available on our website www.hcpci.com. Click “Investors” and then “Corporate Governance.”

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, and 5 filed for the year 2011, we believe that all of our directors, officers, and 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them. In addition all such forms were filed timely.

Code of Ethics

We have adopted a code of ethics applicable to all employees and directors, including our Chief Executive Officer and Chief Financial Officer. We have posted the text of our code of ethics to our Internet web site: www.hcpci.com. Select “Investors” from the left and then select “Corporate Governance” and then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our Internet web site within the same section as described above.

ITEM 11 – Executive Compensation

SUMMARY COMPENSATION TABLE

The following table provides summary information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our “named executive officers,” which for a smaller reporting company means our Chief Executive Officer, our two most highly compensated executive officers who served as executive officers at December 31, 2011 and one additional individual who would be the most highly compensated individual had he been serving as executive officer at December 31, 2011.

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Francis McCahill, III	2011	$112,500	$85,000		—	—	—	—	$8,580	(3)	$206,080
Chief Executive Officer (1)	2010	$200,000	$155,000		—	—	—	—	$15,840	(3)	$370,840

Richard R. Allen	2011	$155,857	$10,000		—	—		—	—		$165,857
Chief Financial Officer	2010	$145,000	$15,000		—	—	—	—	—		$160,000

Paresh Patel	2011	$250,200	$185,000		—	—	—	—	$264,801	(4)	$700,001
Chief Executive Officer	2010	—	$285,000	(5)	—	—	—	—	$337,000	(4)	$622,000

Sanjay Madhu	2011	$155,274	$10,000		—	—	—	—	—		$165,274
Vice President of Marketing and Investor Relations	2010	$144,000	$22,000		—	—	—	—	—		$166,000

(1)	Mr. McCahill served as a director and as the Company’s Chief Executive Officer until his resignation, which was effective June 30, 2011.

(2)	There were no options granted by the Company to executive officers in 2011 or 2010.

(3)	This amount represents a housing allowance paid to Mr. McCahill for lodging near to our headquarters.

(4)

The 2011 amount represents $180,801 paid to Scorpio Systems, Inc. for consulting services, $50,000 paid to Scorpio Systems, Inc. for the purchase of software rights, and $34,000 in directors’ fees paid prior to July 1, 2011, the effective date of Mr. Patel’s employment as chief executive officer. The 2010 amount represents $300,000 paid to Scorpio Systems, Inc. for consulting services and $37,000 in directors’ fees earned or paid in cash. Scorpio Systems, Inc. is owned and controlled by Mr. Patel (See Item 13 — “Certain Relationships and Related Transactions, and Director Independence”).

(5)	This amount represents directors’ fees earned or paid in cash. Mr. Patel was awarded this amount individually as a bonus by the Board of Directors.

Employment Agreements

Certain executives’ compensation and other arrangements are set forth in employment agreements. These employment agreements are described below.

Francis X. McCahill, III. On May 1, 2007, we entered into an employment agreement with Mr. Francis X. McCahill, III, our President and Chief Executive Officer. The agreement continues until Mr. McCahill’s death or disability. Under the terms of the agreement, Mr. McCahill was entitled to a base salary of $200,000 through December 31, 2010. In February 2011, Mr. McCahill’s base salary was increased to $225,000 retroactive to January 1, 2011. He is also eligible to receive an annual bonus, which may be granted at the sole discretion of the Board of Directors. Mr. McCahill is entitled to participate in all of our pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as our other employee officers participate. The agreement provides that, if we terminate Mr. McCahill’s employment without cause then he will be entitled to severance compensation in the amount of his base salary and his health and welfare benefits for the 6-month period following the date of termination. The agreement provides that if Mr. McCahill’s employment is terminated due to death or disability, he will be entitled to any unpaid base salary owing to him up through and including the date of termination. If we terminate Mr. McCahill’s employment for cause, he will only be entitled to the unpaid base salary owing to him up through and including the date of termination. If Mr. McCahill chooses to terminate his employment, he will only be entitled to the unpaid base salary owing to him up through and including the date of termination. The agreement provides that during the time of his employment and ending two years from the termination of the agreement, he may not solicit our customers and will not engage in or own any business that is competitive with us. Mr. McCahill resigned from all offices and directorships within the company effective June 30, 2011.

Richard R. Allen. On May 1, 2007, we entered into an employment agreement with Mr. Richard R. Allen, our Chief Financial Officer. The agreement continues until Mr. Allen’s death or disability. Under the terms of the agreement, Mr. Allen is entitled to a base salary of $170,000. He is also eligible to receive an annual bonus, which may be granted at the sole discretion of the Board of Directors. Mr. Allen is entitled to participate in all of our pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as our other employee officers participate. The agreement provides that, if we terminate Mr. Allen’s employment without cause then he will be entitled to severance compensation in the amount of his base salary and his health and welfare benefits for the 6-month period following the date of termination. The agreement provides that if Mr. Allen’s employment is terminated due to death or disability, he will be entitled to any unpaid base salary owing to him up through and including the date of termination. If we terminate Mr. Allen’s employment for cause, he will only be entitled to the unpaid base salary owing to him up through and including the date of termination. If Mr. Allen chooses to terminate his employment, he will only be entitled to the unpaid base salary owing to him up through and including the date of termination. The agreement provides that during the time of his employment and ending two years from the termination of the agreement, he may not solicit customers and will not engage in or own any business that is competitive with us.

Paresh Patel. Effective July 1, 2011, we entered into an employment agreement with Mr. Paresh Patel. Under the agreement, Mr. Patel began serving as our chief executive officer on July 1, 2011. The agreement has a three year term and renews automatically for successive one year periods unless either party delivers 90 days’ notice of non-renewal. Mr. Patel will be entitled to a base annual salary of $500,000, plus benefits upon substantially the same terms applicable to other company executives. Mr. Patel will be entitled to severance payments of not less than one year’s base salary if the company non-renews the employment or terminates the employment without good cause. Mr. Patel’s employment agreement provides that in the event he is terminated without good cause and within three years of a change in control of the Company, Mr. Patel will be entitled to receive a one-time, lump sum severance payment (due upon termination) equal to 2.9 times the total amount of Mr. Patel’s annual base salary. If we terminate Mr. Patel’s employment for cause, he will only be entitled to the unpaid base salary and accrued vacation owing to him up through and including the date of termination. If Mr. Patel chooses to terminate his employment, he will only be entitled to the unpaid base salary and accrued vacation owing to him up through and including the date of termination. The agreement contains restrictions on competition and protections for confidential information.

During 2011, we had a consulting agreement and a license agreement with Scorpio Systems, Inc., which is controlled by Paresh Patel. Effective June 30, 2011, all rights to the software license were assigned to the Company in exchange for a one-time payment of $50,000 (See Item 13 -- “Certain Relationships and Related Transactions, and Director Independence”).

Outstanding Equity Awards at Year End 2011

The following table sets forth information regarding outstanding stock option awards held by our named executive officers at December 31, 2011, including the number of shares underlying both exercisable and unexercisable portions of each option as well as the exercise price and expiration date of each outstanding option.

Name	Number of Securities Underlying Unexercised Options — Exercisable		Number of Securities Underlying Unexercised Options — Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Francis McCahill, III*	—		—	—	—	—
Richard R. Allen	16,800	(1)	3,200	—	$2.50	05/31/2017
Andrew L. Graham	—		—	—	—	—
Paresh Patel	60,000	(2)	—	—	$2.50	07/31/2017
Paresh Patel	60,000	(3)	—	—	$2.50	05/31/2017
Sanjay Madhu	—		—	—	—	—

*Mr. McCahill served as a director and as the Company’s Chief Executive Officer until his resignation, which was effective June 30, 2011.

(1)	Vest annually over a 5 year period which commenced May 30, 2007.

(2)	Became vested and exercisable when the company’s market price reached $7.50 per share.

(3)	Vest monthly in 5,000 share increments commencing June 1, 2007.

Potential Payments upon Termination or Change-in-Control

At December 31, 2011, Mr. Patel and Mr. Allen are the only named executive officers due compensation in the event of the termination of employment. Mr. Patel may be entitled to compensation when termination is associated with a change in control. The amount of compensation payable to such named executive officers upon voluntary termination, involuntary termination without cause, termination with cause and termination in the event of permanent disability or death of the executive is set forth above under “Employment Agreements.”

Director Compensation

The following table sets forth information with respect to compensation earned by each of our directors (other than “named executive officers”) during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (3)(4)	Non-Equity Deferred Compensation Earnings	Nonqualified Deferred Compensation Earning s	All Other Compensation	Total

George Apostolou	$56,500	—	—	—	—	—	$56,500
Krishna Persaud(1)	$45,000	—	—	—	—	—	$45,000
Gregory Politis	$56,500	—	—	—	—	—	$56,500
Martin A. Traber	$56,500	—	—	—	—	—	$56,500
Anthony Saravanos	$56,500	—	—	—	—	—	$56,500
Harish Patel(2)	$23,889	—	$51,012	—	—	—	$74,901

(1)	Mr. Persaud declined to seek re-election to the company’s Board of Directors effective April 9, 2011.

(2)	Mr. Harish Patel was appointed on April 9, 2011 by our Board of Directors to fill a vacancy among our Class A directors.

(3)

This amount was calculated utilizing the fair value recognition provisions of Accounting Standards Codification Topic 718 – “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances, based on estimated fair values. The assumptions used in calculating this amount are discussed in Note 13 to our consolidated financial statements under Item 8 on this Annual Report on Form 10-K.

(4)	The aggregate number of stock options outstanding for each director (other than named executive officers) as of December 31, 2011 was as follows.

Options
George Apostolou	--
Krishna Persaud	--
Gregory Politis	90,000
Martin A. Traber	140,000
Anthony Saravanos	30,000
Harish Patel	30,000

During the first quarter of 2011, directors were entitled to cash directors’ fees of $5,000 plus $1,000 per meeting attended. Beginning with the second quarter of 2011, directors were entitled to cash directors’ fees of $12,500 per quarter. Each non-employee director at May 30, 2007 was awarded the right to purchase 30,000 shares at $2.50 per share. Those options vest over three years and expire May 31, 2017. Founders Gregory Politis and Martin A. Traber each received additional options to purchase 160,000 shares at $2.50 per share. Those options vest monthly in 5,000 share increments commencing June 1, 2007. On August 26, 2011, newly elected director Harish Patel was awarded the right to purchase 30,000 shares at $6.30 per share. His options vest in three equal annual installments beginning April 20, 2012.

Compensation Policies Relating to Risk Management

The Board of Directors has identified no compensation policies or practices that are reasonably likely to have material adverse effect on the company.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2012 by—

•	each person who is known by us to beneficially own more than 5% of our outstanding common stock,

•	each of our directors and named executive officers, and

•	all directors and named executive officers as a group.

The number and percentage of shares beneficially owned are based on 6,473,925 common shares outstanding as of March 18, 2012. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of March 18, 2012, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is Homeowner’s Choice, Inc., 5300 West Cypress Street, Suite 100, Tampa, Florida 33607.

	Beneficially Owned
Name and Address of Beneficial Owners	Number of Shares	Percent

Farnam Street Partners, L.P. (1)	284,370	4.45%

Executive Officers and Directors

Paresh Patel(2)	534,406	8.13%

Richard R. Allen(3)	20,450	* %

Sanjay Madhu(4)	117,950	1.85%

George Apostolou(5)	144,500	2.26%

Harish M. Patel(6)	74,000	1.16%

Gregory Politis(7)	390,000	6.02%

Anthony Sarvanos(8)	113,600	1.77%

Martin A. Traber(9)	238,680	3.67%

Andrew L. Graham(10)	2,500	* %

All Executive Officers and Directors as a Group (9 individuals)	1,636,086	24.88%

*	Less than 1.0%

(1)

This information is based solely on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012 by Farnam Street Partners, L.P., 3033 Excelsior Boulevard, Suite 300, Minneapolis, Minnesota 55416.

(2)

Includes 284,000 shares held by Paresh & Neha Patel, 120,000 shares issuable pursuant to options that are currently exercisable or become exercisable within 60 days, 10,000 shares issuable pursuant to conversion privileges with respect to Homeowners Choice, Inc. Series A preferred shares, and 57,406 shares issuable pursuant to warrants that are currently exercisable or become exercisable within 60 days. Of the shares issuable pursuant to warrants 54,956 are issuable to Mr. Patel’s individual retirement account.

(3)	Includes 450 shares held by Richard & Fatemeh Allen and 20,000 shares issuable pursuant to options that are currently exercisable or become exercisable within 60 days.

(4)

Includes 110,000 shares held by Universal Finance & Investments, LLC, voting and investment power over which is held by Mr. Madhu, 2,100 shares held in Mr. Madhu’s individual retirement account, 3,000 shares held in the individual retirement account of Stacy Madhu, and 200 shares held by Mr. Madhu’s son and includes 2,650 shares issuable pursuant to warrants that are currently exercisable or become exercisable within 60 days. Of the shares issuable pursuant to warrants, 1,050 shares are issuable to Mr. Madhu’s individual retirement account, 1,500 shares are issuable to the individual retirement account of Stacy Madhu and 100 shares are issuable to Mr. Madhu’s son.

(5)

Includes 105,000 shares held by George & Poppe Apostolou, 5,000 shares issuable pursuant to conversion privileges with respect to Homeowners Choice, Inc. Series A preferred shares held by Apostolou-Berset, LLC, and 1,500 shares issuable pursuant to warrants that are currently exercisable or become exercisable within 60 days.

(6)

Includes 57,000 shares held by Harish and Khyati Patel, 10,000 shares issuable pursuant to options that are currently exercisable or become exercisable within 60 days, and 7,000 shares issuable pursuant to warrants that are currently exercisable or become exercisable within 60 days.

(7)	Includes 200,000 shares held by Gregory & Rena Politis and 90,000 shares issuable pursuant to options that are currently exercisable or become exercisable within 60 days.

(8)

Includes 80,000 shares held by HC Investment LLC, voting and investment power over which is held by Mr. Saravanos, 800 shares held by Anthony & Maria Saravanos, 800 shares held by Mr. Saravanos as custodian for his niece, Eliana Tuite, and 800 shares held by Mr. Saravanos as custodian for his nephew, Nolan Tuite, and includes 30,000 shares issuable pursuant to options that are currently exercisable or become exercisable within 60 days and 1,200 shares issuable pursuant to warrants that are currently exercisable or become exercisable within 60 days. Of the shares issuable pursuant to warrants, 400 shares are issuable to Anthony & Maria Saravanos, 400 shares are issuable to Mr. Saravanos as custodian for his niece, Eliana Tuite, and 400 shares are issuable to Mr. Saravanos as custodian for his nephew, Nolan Tuite.

(9)	Includes 112,997 shares issuable pursuant to options that are currently exercisable or become exercisable within 60 days.

(10)	Includes 500 shares issuable pursuant to warrants that are currently exercisable or become exercisable within 60 days.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

Office Lease

On April 8, 2008, we entered into a lease with Xenia Management LLC, a company owned and operated by Gregory Politis, one of our directors. The lease is for 6,000 square feet of office space and 1,498 square feet of common area, in Clearwater, Florida. The lease commenced in July 2008 and requires us to make monthly lease payments of $12,500, which includes $2,500 for common area maintenance. The initial term of the lease will expire July 15, 2013. We, at our option, may renew the initial term of the lease for three additional periods of five years each by providing written notice of renewal at least six calendar months before the end of the initial five year term. If we renew the lease, the monthly lease payments will increase by approximately 15% in each successive five year renewal period.

Software License Agreement

Prior to July 1, 2011, we licensed our policy administration software from Scorpio Systems, Inc., a company owned and operated by Paresh Patel, the Chairman of our Board of Directors. The license agreement was effective as of November 1, 2007. The license agreement was perpetual unless terminated by either party upon six months’ written notice or by Scorpio Systems, Inc. upon thirty days’ written notice to us within three months following the occurrence of a change in control of our company. Under the terms of the license agreement, Scorpio Systems, Inc. granted us an exclusive, perpetual, nontransferable, worldwide license to use the software in connection with policy administration services performed with regard to insurance policies issued by our company or any of our wholly-owned subsidiaries. In exchange for the license, we agreed to pay to Scorpio Systems, Inc. a license fee of one dollar per policy generated as a new policy issued or a paid renewal policy. For 2011, the license fees totaled $30,801. Effective June 30, 2011, all rights to the software license were assigned to the Company in exchange for a one-time payment of $50,000. The related software license and consulting agreements were terminated coincident with this exchange (see “Consulting Agreement” below).

Consulting Agreement

On June 1, 2007, we entered into a consulting agreement with Scorpio Systems, Inc., a company owned and operated by Paresh Patel, our Chief Executive Officer and Chairman of our Board of Directors.

Under the terms of the agreement, Scorpio Systems, Inc. provided us with business advice, information and consultation regarding the insurance industry. In consideration for these services, we agreed to pay a monthly fee of $25,000 to Scorpio Systems, Inc. and reimburse Scorpio Systems, Inc. for its reasonable and customary business expenses incurred in the performance of its services. This consulting agreement was terminated effective June 30, 2011 (see “Software License Agreement” above). For 2011 consulting fees totaling $150,000 were paid to Scorpio Systems, Inc. with respect to this agreement.

Legal Services

One of our directors, Martin A. Traber, is a partner at the law firm of Foley & Lardner LLP, and since our inception in 2007, the firm has provided legal representation to us on certain matters, including our 2008 initial public offering. During 2011, Foley & Lardner LLP billed us approximately $232,000. Such amount includes fees billed in connection with our preferred stock offering and represents less than 1% of Foley’s fee revenue. These services were provided on an arms’-length basis, and paid for at fair market value. We believe that such services were performed on terms at least as favorable to us as those that would have been realized in transactions with unaffiliated entities or individuals.

Stock Repurchases

On April 4, 2011, the Company repurchased from one of our directors, Krishna Persaud, 80,000 shares of the Company’s common stock at a price of $8.00 per share for a total cost of $640,000. Such shares were repurchased under a stock purchase agreement with one of the Company’s directors at a price below the $8.20 market value of the Company’s common stock on the date of the transaction. Such repurchases were not part of a publicly announced plan or program.

Effective June 27, 2011, the Company repurchased and retired a total of 85,200 shares of the Company’s common stock at a price of $6.50 per share for a total cost of $553,800. Such shares were repurchased under a stock purchase agreement with the Company’s former Chief Executive Officer, Francis McCahill, at a price below the $6.96 market value of the Company’s common stock on the date of the transaction. Such repurchases were not part of a publicly announced plan or program.

Policies for Approval or Ratification of Transactions with Related Persons

Our policy for approval or ratification of transactions with related persons is for those transactions to be reviewed and approved by the Audit Committee. That policy is set forth in the Audit Committee Charter. Our practice is that such transactions are approved by a majority of disinterested directors. The policy sets forth no standards for approval. Directors apply their own individual judgment and discretion in deciding such matters.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined directors George Apostolou, Harish Patel, Gregory Politis, Anthony Saravanos, and Martin Traber are each an “independent director” as defined by Rule 5605(a)(2) of The Nasdaq Stock Market LLC and meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities and Exchange Commission. Our Board of Directors has established standing Audit, Compensation, and Governance and Nominating committees, each of which is comprised solely of independent directors.

ADVERSE INTERESTS

We are not aware of any material proceedings in which an executive officer or director is a party adverse to the company or has a material interest adverse to the company.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2011 and 2010 provided by Hacker, Johnson & Smith PA, our principal accountant:

	2011	2010
Audit Fees (a)	$121,000	115,000
All Other Fees (b)	20,000	25,000
Total	$141,000	$140,000

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

(3)	Exhibits: See the exhibit listing set forth below:

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 29, 2011.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Placement Agreement dated March 25, 2011 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to exhibit 1.1 to our Form 8-K filed March 31, 2011.

10.4	Executive Employment Agreement dated July 1, 2011 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer A). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.16	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer B). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2011 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.20	Separation Agreement dated June 17, 2011 between Francis X. McCahill, II and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.21	Bill of Sale and Assignment dated July 1, 2011 by Scorpio Systems, Inc. to Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.22	All other perils reinsurance agreement effective January 1, 2012 through May 31, 2012 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and various reinsurers.

10.23	Retention bonus agreement dated February 16, 2012 between Homeowners Choice, Inc. and Paresh Patel.

10.24	Executive Employment Agreement dated March 8, 2012 between Homeowners Choice, Inc. and Scott R. Wallace.

10.25	Assumption Agreement dated November 2, 2011 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and HomeWise Insurance Company.

21	Subsidiaries of Homeowners Choice, Inc.

23	Consent of Hacker, Johnson, & Smith PA.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.(1)

101.SCH	XBRL Taxonomy Extension Schema.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(1)

101.DEF	XBRL Definition Linkbase.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

(1)	Pursuant to Rule 406T of U.S. Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company and in the capacities and on the dates indicated:

HOMEOWNERS CHOICE, INC.

March 30, 2012	By	/s/ Paresh Patel
Paresh Patel Chief Executive Officer (Principal Executive Officer)

March 30, 2012	By	/s/ Richard R. Allen
Richard R. Allen Chief Financial Officer (Principal Financial and Accounting Officer)

March 30, 2012	By	/s/ Paresh Patel
Paresh Patel Chairman of the Board of Directors

March 30, 2012	By	/s/ George Apostolou
George Apostolou, Director

March 30, 2012	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 30, 2012	By	/s/ Harish M. Patel
Harish M. Patel, Director

March 30, 2012	By	/s/ Gregory Politis
Gregory Politis, Director

March 30, 2012	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 30, 2012	By	/s/ Martin A. Traber
Martin A. Traber, Director

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.