Form 10-Q
period 2012-03-31
Homeowners Choice, Inc.
filed 2012-05-14
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on May 2, 2012 was 8,819,010.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At March 31, 2012	At December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $37,228 and $34,147)	$38,832	34,642
Equity securities, available-for-sale, at fair value	8,124	5,207
Time deposits	12,546	12,427
Other investments	6,585	6,483

Total investments	66,087	58,759
Cash and cash equivalents	110,876	100,355
Accrued interest and dividends receivable	315	408
Premiums receivable	13,747	12,222
Assumed reinsurance balances receivable	1,189	1,687
Prepaid reinsurance premiums	3,094	14,169
Deferred policy acquisition costs	9,350	12,321
Property and equipment, net	10,605	10,499
Goodwill	161	161
Deferred income taxes	3,081	2,368
Other assets	2,604	1,869

Total assets	$221,109	214,818

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	33,476	27,424
Unearned premiums	90,875	108,677
Advance premiums	11,204	2,132
Accrued expenses	3,984	3,478
Income taxes payable	5,097	4,956
Dividends payable	1,499	218
Other liabilities	5,176	4,103

Total liabilities	151,311	150,988

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 1,046,559 and 1,247,700 shares issued and outstanding in 2012 and 2011	—	—
Preferred stock (no par value, 18,500,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 6,581,141 and 6,202,485 shares issued and outstanding in 2012 and 2011)	—	—
Additional paid-in capital	30,321	29,636
Retained earnings	38,499	33,986
Accumulated other comprehensive income	978	208

Total stockholders’ equity	69,798	63,830

Total liabilities and stockholders’ equity	$221,109	214,818

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenue

Gross premiums earned	$54,698	30,896
Premiums ceded	(14,329)	(14,222)

Net premiums earned	40,369	16,674

Net investment income	522	564
Realized investment gains	21	153
Policy fee income	515	187
Other	225	471

Total revenue	41,652	18,049

Expenses

Losses and loss adjustment expenses	19,168	10,403
Policy acquisition and other underwriting expenses	6,585	4,263
Other operating expenses	4,518	2,128

Total expenses	30,271	16,794

Income before income taxes	11,381	1,255

Income taxes	4,413	462

Net income	$6,968	793

Preferred stock dividends	(181)	(17)

Income available to common stockholders	$6,787	776

Basic earnings per common share	$1.07	.13

Diluted earnings per common share	$.88	.12

Dividends per common share	$.15	.10

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$6,968	793

Other comprehensive income:
Change in unrealized gain (loss) on investments:
Unrealized gain (loss) arising during the period	1,274	(18)
Reclassification adjustment for realized gains	(21)	(153)

Net change in unrealized gain (loss)	1,253	(171)
Deferred income taxes on above change	(483)	66

Total other comprehensive income (loss)	770	(105)

Comprehensive income	$7,738	688

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$6,968	793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	53	9
Net amortization of premiums on investments in fixed-maturity securities	58	26
Depreciation and amortization	294	63
Deferred income taxes	(1,196)	(922)
Realized gains on sales of investments	(21)	(153)
Changes in operating assets and liabilities:
Premiums receivable	(1,525)	1,152
Assumed reinsurance balances receivable	498	26
Advance premiums	9,072	5,947
Prepaid reinsurance premiums	11,075	8,149
Accrued interest and dividends receivable	93	(102)
Other assets	(810)	(5,136)
Deferred policy acquisition costs	2,971	2,650
Losses and loss adjustment expenses	6,052	1,904
Unearned premiums	(17,802)	(17,968)
Income taxes payable	141	1,026
Accrued expenses and other liabilities	1,579	(354)

Net cash provided by (used in) operating activities	17,500	(2,890)

Cash flows from investing activities:
Purchase of property and equipment, net	(296)	(654)
Purchase of other investments	(131)	—
Purchase of fixed-maturity securities	(4,336)	(7,292)
Purchase of equity securities	(2,877)	(3,718)
Proceeds from sales, calls and repayments of fixed-maturity securities	1,222	7,698
Proceeds from sales of equity securities	100	532
Increase in time deposits, net	(119)	(138)

Net cash used in investing activities	(6,437)	(3,572)

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	—	11,307
Proceeds from the exercise of common stock options	—	50
Proceeds from the exercise of common stock warrants	195	—
Cash dividends paid	(1,174)	(616)
Repurchases of common stock	—	(693)
Excess tax benefit from common stock options exercised	437	36

Net cash (used in) provided by financing activities	(542)	10,084

Net increase in cash and cash equivalents	10,521	3,622
Cash and cash equivalents at beginning of period	100,355	54,849

Cash and cash equivalents at end of period	$110,876	58,471

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,030	321

Cash paid for interest	$—	—

Non-cash investing activity –
Unrealized gain (loss) on investments, available for sale, net of tax	$770	(105)

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2012

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	1,247,700	$—	6,202,485	—	29,636	33,986	208	63,830

Net Income (unaudited)	—	—	—	—	—	6,968	—	6,968

Change in unrealized gain on available-for-sale securities, net of income taxes (unaudited)	—	—	—	—	—	—	770	770

Exercise of stock options (unaudited)	—	—	145,594	—	—	—	—	—

Exercise of common stock warrants (unaudited)	—	—	31,921	—	195	—	—	195

Excess tax benefit from stock options exercised (unaudited)	—	—	—	—	437	—	—	437

Conversion of preferred stock to common stock (unaudited)	(201,141)	—	201,141	—	—	—	—	—

Common stock dividends (unaudited)	—	—	—	—	—	(2,274)	—	(2,274)

Preferred stock dividends (unaudited)	—	—	—	—	—	(181)	—	(181)

Stock-based compensation (unaudited)	—	—	—	—	53	—	—	53

Balance at March 31, 2012 (unaudited)	1,046,559	$—	6,581,141	—	30,321	38,499	978	69,798

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”), which consist of Homeowners Choice Managers, Inc., Southern Administration, Inc., Claddaugh Casualty Insurance Company, Ltd., Cypress Property Management Services, Inc., HCI Holdings LLC and its subsidiary, TV Investment Holdings, LLC, Homeowners Choice Property & Casualty Insurance Company, Inc. and its subsidiary, HCPCI Holdings LLC, and HCI Technical Resources, Inc. and its subsidiary, Unthink Technologies Private Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2012.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss adjustment expenses, assumed reinsurance balances receivable, the recoverability of deferred policy acquisition costs, and the determination of deferred income taxes. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

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

Goodwill. Goodwill is not amortized. Rather, the Company is required to test goodwill for impairment at least annually or sooner in the event there are changes in circumstances indicating the asset may be impaired. The Company’s goodwill relates to a business acquisition completed in the fourth quarter of 2011. The Company plans to perform its goodwill impairment test in the fourth quarter of each year beginning with the fourth quarter in 2012. Thus, the Company did not recognize any impairment charges in the three months ended March 31, 2012.

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

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at March 31, 2012 consisted of stock options, common stock warrants, and the 7.0% Series A cumulative convertible preferred stock issued March 25, 2011 (see Note 10 – Stockholders’ Equity).

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2011-12. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-05”). Stakeholders raised concerns that the new presentation requirements about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements. In addition, it is difficult for some stakeholders to change systems in time to gather the information for the new presentation requirements by the effective date of Update 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-12 are effective on a retrospective basis for public entities for annual periods beginning after December 15, 2011, and interim periods within those years. An entity should provide the disclosures required by ASU 2011-12 retrospectively for all comparative periods presented. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-11. In December 2011, the FASB issued ASU No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The objective of ASU 2011-11 is to enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments in ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 2 – Recent Accounting Pronouncements, continued

Accounting Standards Update No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The objective of ASU 2011-04 is to provide clarification of Topic 820 and, also, to ensure that fair value has the same meaning in GAAP and in international financial reporting standards (“IFRSs”) and that their respective fair value measurement and disclosure requirements are generally the same. Thus, this update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. The amendment is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-26. In October 2010, the FASB issued ASU No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (ASC Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of the amendments in ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in ASU 2010-26 specify which costs should be capitalized. The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and can be applied prospectively upon adoption. Retrospective or prospective application is permitted. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company adopted ASU 2010-26 effective January 1, 2012 on a prospective basis. As such, the Company recognized additional amortization expense of $1.2 million with a corresponding decrease in deferred acquisition costs as of the date of adoption. This one-time adjustment reduced our net income for the three months ended March 31, 2012 by approximately $741,000, or $0.09 earnings per diluted common share. In addition, certain direct marketing, compensation, and other administrative costs will no longer be deferred. Rather, such costs will be expensed as incurred beginning January 1, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 3 – Investments

The Company holds investments in fixed-maturity securities as well as equity securities, which are classified as available for sale. At March 31, 2012 and December 31, 2011, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2012
Fixed-maturity Securities:
U.S. Treasury and U.S. government agencies	$509	51	—	560
Corporate bonds	12,154	303	(65)	12,392
Commercial mortgage-backed securities	10,657	588	(1)	11,244
State, municipalities, and political subdivisions	10,025	567	(2)	10,590
Other	3,883	163	—	4,046

Total	$37,228	1,672	(68)	38,832

Equity securities	$8,147	198	(221)	8,124

December 31, 2011
Fixed-maturity Securities:
U.S. Treasury and U.S. government agencies	$509	47	—	556
Corporate bonds	10,199	58	(417)	9,840
Commercial mortgage-backed securities	10,574	314	(14)	10,874
State, municipalities, and political subdivisions	9,982	393	(3)	10,372
Other	2,883	117	—	3,000

Total	$34,147	929	(434)	34,642

Equity securities	$5,364	133	(290)	5,207

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 3 – Investments, continued

The scheduled maturities of fixed-maturity securities at March 31, 2012 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$2,017	2,058
Due after one year through five years	10,163	10,348
Due after five years through ten years	9,785	10,161
Due after ten years	4,606	5,021
Commercial mortgage-backed securities	10,657	11,244

	$37,228	38,832

Investment Sales

Proceeds received, and the gross realized gains and losses from sales, calls and repayments of available-for-sale securities, for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended March 31, 2012
Fixed-maturity securities	$1,222	29	(3)

Equity securities	$100	—	(5)

Three months ended March 31, 2011
Fixed-maturity securities	$7,698	131	(23)

Equity securities	$532	52	(7)

Amounts reported for the three months ended March 31, 2011 include the gross realized gains and losses from equity option contracts. During the three months ended March 31, 2011, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $51,000 and realized a $51,000 gain, which is included in the realized investment gains in the Condensed Consolidated Statements of Income. There were no open option contracts at March 31, 2011. The Company held no option contracts during the three months ended March 31, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 3 – Investments, continued

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporary impairment (“OTTI”). The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

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

Securities with gross unrealized loss positions at March 31, 2012, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
As of March 31, 2012	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Fixed-maturity securities
Corporate Bonds	$(65)	2,206	—	—	(65)	2,206
States, municipalities and political subdivisions	(2)	1,004	—	—	(2)	1,004
Commercial mortgage-backed securities	(1)	460	—	—	(1)	460

Total fixed-maturity securities	(68)	3,670	—	—	(68)	3,670
Equity securities	(80)	3,113	(141)	78	(221)	3,191

Total available-for-sale securities	$(148)	6,783	(141)	78	(289)	6,861

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other-than-temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at March 31, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 3 – Investments, continued

Other investments consist primarily of real estate and the related assets and operations of the marina facility acquired in 2011. Operating activities related to the Company’s real estate investment include leasing of office and retail space to tenants, wet and dry boat storage, and fuel services with respect to marina clients and other recreational boaters.

Other invested assets consist of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	At March 31, 2012	At December 31, 2011

Building	$1,418	1,418
Land	4,438	4,438
Land improvements	283	283
Other	535	404

Total, at cost	6,674	6,543
Less accumulated depreciation and amortization	(89)	(60)

Other investments	$6,585	6,483

Note 4 – Fair Value Measurements

Fair values of the Company’s available-for-sale fixed-maturity securities are determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosure, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

The fair values for fixed-maturity securities that do not trade on a daily basis are determined by management, utilizing prices obtained from an independent pricing service and information provided by brokers. Management reviews the assumptions and methods utilized by the pricing service and then compares the relevant data and pricing to broker-provided data. The Company gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through ongoing monitoring of the reported fair values.

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

Level 3 – Inputs that are unobservable.

The following table presents information about the Company’s available-for-sale fixed-maturity securities measured at fair value as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2012
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$560	—	—	560
Corporate bonds	12,392	—	—	12,392
Commercial mortgage-backed securities	—	11,244	—	11,244
State, municipalities, and political subdivisions	10,590	—	—	10,590
Other	3,782	264	—	4,046

Total fixed-maturity securities	27,324	11,508	—	38,832
Equity securities	8,124	—	—	8,124

Total available-for-sale securities	$35,448	11,508	—	46,956

As of December 31, 2011
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$556	—	—	556
Corporate bonds	9,840	—	—	9,840
Commercial mortgage-backed securities	—	10,874	—	10,874
State, municipalities, and political subdivisions	10,372	—	—	10,372
Other	2,735	265	—	3,000

Total fixed-maturity securities	23,503	11,139	—	34,642
Equity securities	5,207	—	—	5,207

Total available-for-sale securities	$28,710	11,139	—	39,849

There were no transfers between Level 1 or 2 during the three months ended March 31, 2012 or the year ended December 31, 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 5 – Other Assets

Other assets at March 31, 2012 include a $200,000 deposit paid in late March 2012 with respect to the Company’s purchase of property located in Treasure Island, Florida. The property was purchased from Rice Family Holdings LLLP, John’s Pass Marina, Inc. and Gators on the Pass, Inc. and consists primarily of land and improvements, a restaurant, and a marina facility purchased for $8.1 million plus closing costs. The purchase was completed on April 2, 2012, which is the day the Company acquired a controlling financial interest in the business operations related to this acquisition. The Company’s primary reason for the acquisition was to further strengthen its investment property portfolio. Given the acquisition date, the Company has not finalized its determination of the acquisition date fair value of assets acquired or liabilities assumed, or provided supplemental pro forma financial information as it is impracticable to do so at this time. In addition, the Company has not yet determined a qualitative description of the factors that make up goodwill to be recognized, if any.

Note 6 – Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of the reinsurers are unable to meet their obligations under the reinsurance agreements. The Company attempts to evaluate the financial condition of its reinsurers and to monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Premiums Written
Direct	$38,174	15,122
Assumed	(1,278)	(2,194)

Gross written	36,896	12,928
Ceded	(14,329)	(14,222)

Net premiums written	22,567	(1,294)

Premiums Earned
Direct	$33,298	27,987
Assumed	21,400	2,909

Gross earned	54,698	30,896
Ceded	(14,329)	(14,222)

Net premiums earned	$40,369	16,674

During the three months ended March 31, 2012 and 2011, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. Prepaid reinsurance premiums related to eighteen reinsurers at March 31, 2012 and 2011 and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of March 31, 2012 and 2011.

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

Activity in the liability for unpaid losses and LAE is summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Balance, beginning of period	$27,424	22,146

Incurred related to:
Current period	18,406	8,736
Prior periods	762	1,667

Total incurred	19,168	10,403

Paid related to:
Current period	(4,391)	(1,653)
Prior periods	(8,725)	(6,846)

Total paid	(13,116)	(8,499)

Balance, end of period	$33,476	24,050

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

Note 8 – Income Taxes

During the three months ended March 31, 2012 and 2011, the Company recorded approximately $4.4 million and $0.5 million of income taxes, respectively, which resulted in estimated annual effective tax rates of approximately 39% and 37%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 – Earnings Per Common Share

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$6,968	—		$793	—

Less: Preferred stock dividends	(181)	—		(17)	—

Basic Earnings Per Share
Income available to common stockholders	6,787	6,326	$1.07	776	6,172	$0.13

Effect of Dilutive Securities
Stock Options	—	240		—	440
Convertible preferred stock	181	1,207		17	83
Warrants	—	128		—	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$6,968	7,901	$0.88	$793	6,695	$0.12

For the three months ended March 31, 2011, 1,738,335 warrants to purchase 905,001 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock.

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

Common Stock Warrants

At March 31, 2012, the Company has reserved 1,316,959 shares of common stock for issuance upon the exercise of its common stock warrants. A summary of the warrants outstanding at March 31, 2012 is presented below:

	Number Of Warrants Outstanding	Number of Common Shares Issuable Upon Conversion of Warrants Outstanding

Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of forfeitures and repurchases	71,667	71,667
Warrants issued in 2011*	1,000,000	500,000

Warrants outstanding at December 31, 2011	2,738,335	1,405,001
Exercise of warrants issued with IPO units	(42,750)	(21,375)
Exercise of placement agent warrants	(66,667)	(66,667)

Warrants outstanding at March 31, 2012	2,628,918	1,316,959

*	In connection with the HomeWise assumption transaction in November 2011, the Company issued 1,000,000 warrants, which may be exercised to purchase 500,000 shares of the Company’s common stock at a per share exercise price of $9.10.

The warrants issued prior to 2011 may be exercised at an exercise price equal to $9.10 per share on or before July 30, 2013. At any time after January 30, 2009 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per share of the Company’s common stock has exceeded $11.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares. During the three months ended March 31, 2012, 10,546 shares of common stock were issued upon the cashless exercise of 66,667 warrants.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 – Stockholders’ Equity, continued

The fair value of warrants issued in 2011 was estimated on the date of issuance using the following assumptions and the Black-Scholes option pricing model:

Expected volatility	52%
Risk-free interest rate	.23%
Expected dividend yield	5.00%
Expected life (in years)	1.75
Per share grant date fair value of warrants issued	$0.754

The Company is amortizing the $754,000 aggregate value of the warrants as policy acquisition costs over the expected policy term of the policies assumed in the transaction. The warrants, the issuance of which is not registered or required to be registered under the Securities Act of 1933, are exercisable for a term beginning on November 1, 2011 through July 31, 2013 unless cancelled earlier at the Company’s option under the terms specified by the warrant agreement.

Preferred Stock

During the three months ended March 31, 2011, the Company designated 1,500,000 shares of the Company’s preferred stock as Series A cumulative convertible preferred stock (“Series A Preferred”).

On March 25, 2011, the Company closed its preferred stock offering under which a total of 1,247,700 shares of its Series A Preferred were sold for gross proceeds of approximately $12.5 million and net proceeds after offering costs of approximately $11.3 million. Dividends on the Series A Preferred will be cumulative from the date of original issue and will accrue on the last day of each month, at an annual rate of 7.0% of the $10 liquidation preference per share, equivalent to a fixed annual amount of $0.70 per share. Accrued but unpaid dividends will accumulate and earn additional dividends at 7.0%, compounded monthly.

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10 per share; provided, however, that the Company may terminate this conversion right on or after March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of the Company’s common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Under certain circumstances, the Company will be required to adjust the conversion rate. The initial conversion price of $10 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to the Company’s common stock. During the three months ended March 31, 2012, holders of 201,141 shares of Series A Preferred converted their Series A Preferred shares to 201,141 shares of common stock. As of March 31, 2012 1,046,559 shares of Series A Preferred remain outstanding.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 – Stockholders’ Equity, continued

Preferred Stock, continued

Shareholders of record of the Company’s Series A Preferred at the close of business on a date for determining shareholders entitled to dividends will be entitled to receive the dividends payable on their Series A Preferred shares on the corresponding dividend payment date notwithstanding the conversion of such Series A Preferred shares before the dividend payment date. The Series A Preferred terms include a provision requiring such shareholders to pay an amount equal to the amount of the dividend payable. That requirement has been permanently waived by the Company.

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

On March 23, 2012, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of April, May, and June 2012. The April 2012 dividend is payable April 27, 2012 to shareholders of record at the close of business on April 2, 2012. The May 2012 dividend is payable May 28, 2012 to shareholders of record at the close of business on May 1, 2012. The June 2012 dividend is payable June 27, 2012 to shareholders of record at the close of business on June 1, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 11 – Stock-Based Compensation

Stock Option Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (the “Plan”) provides for granting of stock options to employees, directors, consultants, and advisors of the Company. Under the Plan, options may be granted to purchase a total of 6,000,000 shares of the Company’s common stock. At March 31, 2012, options to purchase 4,804,800 shares are available for grant under the Plan. The outstanding options vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s stock option plan is as follows (in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	620,000	$2.97

Exercised	(217,003)	3.33

Outstanding at March 31, 2012	402,997	2.78	5.5 years	$3,997

Exercisable at March 31, 2012	369,797	$2.50	5.2 years	$3,772

At March 31, 2012, there was approximately $40,000 of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under the Plan, which the Company expects to recognize over a weighted-average period of twenty-two (22) months. The total fair value of shares vesting and recognized as compensation expense was approximately $53,000 and $9,000, respectively, for the three month periods ended March 31, 2012 and 2011 and there was no associated income tax benefit recognized in either period. During the three months ended March 31, 2012, a total of 217,003 options were exercised and net settled by surrender of 71,409 shares. The total intrinsic value of options exercised during the three month period ended March 31, 2012 was $1,470,101 and the associated income tax benefit recognized was approximately $437,000. The total intrinsic value of options exercised during the three month period ended March 31, 2011 was $120,820 and the associated income tax benefit recognized was approximately $36,000.

No options were granted during the three month periods ended March 31, 2012 and 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 12 – Commitments and Contingencies

In connection with the Company’s April 20, 2011 acquisition of the marina property located in Pinellas County, Florida, the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. The Company and its environmental consultants have assumed the remedial action work plan developed by prior management and its environmental consultant, which consists of completing the site assessment, performing soil excavation, and installing wells for collection of groundwater and soil samples throughout the monitoring phase of the project. At acquisition, the Company recorded a liability of $150,000 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the existing ongoing work plan. As of March 31, 2012, a total of $29,000 has been expended with respect to the site assessment and the remaining $121,000 accrued at acquisition is included in other liabilities in the accompanying condensed consolidated balance sheets. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could significantly exceed the current estimated liability. However, based on information known at March 31, 2012, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Note 13 – Subsequent Events

On April 19, 2012, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Houlihan Lokey Capital, Inc., as representative of the underwriters (the “Underwriter”), pursuant to which the Company agreed to sell 1,600,000 shares (the “Underwritten Shares”) of the Company’s common stock, no par value per share (the “Common Stock”), for $11.75 per share, less a 6.0% underwriting commission. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option to purchase up to an additional 240,000 shares (the “Additional Shares”) of Common Stock at the public offering price, less a 6.0% underwriting commission, within 45 days from the date of the Underwriting Agreement to cover over-allotments, if any. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended, and the Prospectus Supplement dated April 19, 2012. The Company completed the sale of the Underwritten Shares and Additional Shares on April 25, 2012 under which a total of 1,840,000 shares of its Common Stock were sold for gross proceeds of approximately $21.6 million and estimated net proceeds of $20.0 million after offering costs.

For information on the Company’s April 2012 acquisition, see Note 5 – “Other Assets.”

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners Choice, Inc. and its subsidiaries.

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of March 31, 2012, we had total assets of $221.1 million and stockholders’ equity of $69.8 million. Our net income was approximately $7.0 million for the quarter ended March 31, 2012. Income available to common stockholders was approximately $6.8 million for the quarter ended March 31, 2012, or $.88 earnings per diluted common share.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place in July and November 2007, February, June, October and December 2008, December 2009, and December 2010. In November 2011, we completed an assumption transaction with HomeWise Insurance Company (“HomeWise”) through which we acquired the Florida policies of HomeWise. Substantially all of our premium revenue since inception has come from the policies acquired in these assumption transactions. Our current policies in force represent approximately $215 million in annualized premiums. Through the Citizens assumptions and HomeWise acquisition, we have been able to increase our geographic diversification within the state of Florida.

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

We face various challenges to implementing our operating and growth strategies. Since our policies cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes such as hurricanes, tropical storms and tornadoes, which could have a significant effect on our business, results of operations, and financial condition. To mitigate our risk of such catastrophic losses, we cede a portion of our exposure to reinsurers under catastrophe excess of loss reinsurance treaties. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation and supervision of our business by the state of Florida, which must approve our policy forms and premium rates as well as monitor our insurance subsidiary’s ability to meet all requirements for regulatory compliance. Additionally, we compete with large, well-established insurance companies as well as other specialty insurers that, in most cases, possess greater financial resources, larger agency networks, and greater name recognition. We believe recent trends in the competitive environment in Florida however, such as a de-emphasis of Florida property risk by large national insurers and efforts by the state of Florida to reduce exposure at Citizens, bode well for our competitive position in the market.

Recent Developments

On March 28, 2012, our Board of Directors declared a quarterly dividend on its common shares of $0.20 per share. The dividends will be paid June 15, 2012 to shareholders of record at the close of business May 17, 2012. In addition, on March 23, 2012, our Board of Directors declared a cash dividend on our Series A Preferred shares in the amount of $0.05833 per share for each of the months of April, May, and June 2012. The April 2012 dividend is payable April 27, 2012 to shareholders of record at the close of business on April 2, 2012. The May 2012 dividend is payable May 28, 2012 to shareholders of record at the close of business on May 1, 2012. The June 2012 dividend is payable June 27, 2012 to shareholders of record at the close of business on June 1, 2012.

On April 2, 2012, we acquired property located in Treasure Island, Florida for approximately $8.1 million from Rice Family Holdings LLLP, John’s Pass Marina, Inc. and Gators on the Pass, Inc. The property consists primarily of land and improvements, a restaurant, and a marina facility. Our primary reason for this acquisition was to further strengthen our investment property portfolio.

On April 19, 2012, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Houlihan Lokey Capital, Inc., as representative of the underwriters (the “Underwriter”), pursuant to which the we agreed to sell 1,600,000 shares (the “Underwritten Shares”) of the Company’s common stock, no par value per share (the “Common Stock”), for $11.75 per share, less a 6.0% underwriting commission. Under the terms of the Underwriting Agreement, we granted the Underwriter an option to purchase up to an additional 240,000 shares (the “Additional Shares”) of Common Stock at the public offering price, less a 6.0% underwriting commission, within 45 days from the date of the Underwriting Agreement to cover over-allotments, if any. The offering was made pursuant to our effective registration statement on Form S-3, as amended, and the Prospectus Supplement dated April 19, 2012. We completed the sale of the Underwritten Shares and Additional Shares on April 25, 2012 under which a total of 1,840,000 shares of our Common Stock were sold for gross proceeds of approximately $21.6 million and estimated net proceeds of $20.0 million after offering costs.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Operating Revenue
Gross premiums earned	$54,698	30,896
Premiums ceded	(14,329)	(14,222)

Net premiums earned	40,369	16,674

Net investment income	522	564
Realized investment gains	21	153
Policy fee income	515	187
Other Income	225	471

Total operating revenue	41,652	18,049

Operating Expenses
Losses and loss adjustment expenses	19,168	10,403
Policy acquisition and other underwriting expenses	6,585	4,263
Other operating expenses	4,518	2,128

Total operating expenses	30,271	16,794

Income before income taxes	11,381	1,255
Income taxes	4,413	462

Net income	$6,968	793
Preferred stock dividends	(181)	(17)

Income available to common stockholders	$6,787	776

Ratios to Net Premiums Earned:
Loss Ratio	47.48%	62.39%
Expense Ratio	27.50%	38.33%

Combined Ratio	74.98%	100.72%

Ratios to Gross Premiums Earned:
Loss Ratio	35.04%	33.67%
Expense Ratio	20.30%	20.68%

Combined Ratio	55.34%	54.35%

Per Share Data:
Basic earnings per common share	$1.07	$.13

Diluted earnings per common share	$.88	$.12

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Our results of operations for the three months ended March 31, 2012 reflect income available to common stockholders of $6.8 million, or $.88 earnings per diluted common share, compared to income available to common stockholders of $0.8 million, or $.12 earnings per diluted common share, for the three months ended March 31, 2011.

Effective November 1, 2011, we assumed certain rights and obligations with respect to approximately 70,000 Florida homeowners insurance policies representing approximately $106 million in annual gross premiums under an assumption agreement with HomeWise. This assumption transaction accounted for approximately $21.5 million of our $54.7 million in gross premiums earned for the three months ended March 31, 2012. In addition, effective January 1, 2012, we entered into an all other perils excess catastrophe reinsurance agreement, which required us to pay $850,000 in premiums to certain reinsurers to indemnify the Company with respect to our net excess liability as a result of any loss or losses which may occur during the period from January 1 through May 31, 2012 under any policies, contracts and binders of insurance or reinsurance assumed from HomeWise (see Premiums Ceded below).

Revenue

Gross Premiums Earned for the three months ended March 31, 2012 were $54.7 million and principally reflect the revenue from policies acquired from HomeWise and policies originally acquired from Citizens. The policies acquired from HomeWise in November 2011 contributed approximately $21.5 million to our gross premiums earned for the three months ended March 31, 2012. Gross premiums earned for the three months ended March 31, 2011 were $30.9 million and principally reflect the revenue from policies we acquired from Citizens.

Premiums Ceded for the three months ended March 31, 2012 and 2011 were $14.3 million and $14.2 million, respectively. During the three months ended March 31, 2012, we recognized approximately $509,000 of the $850,000 total paid with respect to the all other perils excess catastrophe reinsurance agreement that was effective January 1, 2012 and provides coverage through May 31, 2012 with respect to the policies we acquired from HomeWise. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 26.2% and 46.0% of gross premiums earned during the three months ended March 31, 2012 and 2011, respectively. As a result of the HomeWise assumption completed in November 2011, we anticipate our reinsurance cost will range from 43% to 45% of gross premiums earned for the reinsurance treaty year beginning in June 2012.

Net Premiums Earned for the three months ended March 31, 2012 and 2011 were $40.4 million and $16.7 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above. Net premiums earned increased by $23.7 million in 2012 compared to 2011 primarily as a result of the increase in gross premiums earned.

Net Premiums Written during the three months ended March 31, 2012 and 2011 totaled $22.6 million and $(1.3) million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs. The significant increase in 2012 compared to 2011 is directly attributed to the HomeWise assumption completed in November 2011.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Net Premiums Written	$22,567	(1,294)
Decrease in Unearned Premiums	17,802	17,968

Net Premiums Earned	$40,369	16,674

Net Investment Income for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.6 million, respectively. There were no other-than-temporary impairments recorded during the three months ended March 31, 2012 and 2011.

Realized Investment Gains for the three months ended March 31, 2012 and 2011 of $21,000 and $153,000, respectively, reflect the net gain realized from sales of securities during the period.

Policy Fee Income for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.2 million, respectively, and reflects the policy fee income we earn with respect to our issuance of renewal policies.

Other Income for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.5 million, respectively. During the three months ended March 31, 2012, other income is primarily rental income from our Tampa office building. During the three months ended March 31, 2011, other income is primarily related to approximately $90,000 of rental income from our Tampa office building and approximately $381,000 from nonrecurring items.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $19.2 million and $10.4 million, respectively, during the three months ended March 31, 2012 and 2011.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $27.4 million at December 31, 2011 to $33.5 million at March 31, 2012. The $6.1 million increase in our Reserves during 2012 is comprised of $14.0 million in new reserves specific to the three months ended March 31, 2012 offset by reductions of $6.2 million and $1.7 million in our Reserves for 2011 and 2010 and prior years, respectively. The $14.0 million in Reserves established for 2012 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2012. The decrease of $7.9 million specific to our 2011 and prior accident-year reserves is due to favorable development arising from lower than expected loss development during 2012 relative to expectations used to establish our Reserve estimates at the end of 2011. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2012 and 2011 of $6.6 million and $4.3 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The $2.3 million increase in 2012 is primarily attributable to an increase in our commissions and premium taxes for policy renewals combined with the one-time, $1.2 million adjustment specific to our adoption in January 2012 of Financial Accounting Standards Board Accounting Standards Update No. 2010-26 (see Note 2 – “Recent Accounting Pronouncements” to the unaudited condensed consolidated financial statements).

Other Operating Expenses for the three months ended March 31, 2012 and 2011 were $4.5 million and $2.1 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $2.4 million increase is primarily attributable to increases in compensation and related expenses, expenses related to our India operations, and other general administrative costs of $1.2 million, $0.3 million and $0.9 million, respectively. As of March 31, 2012, we had 200 employees of which 64 were located in Noida, India and 136 were located primarily at our headquarters in Tampa, Florida, compared to 80 employees at March 31, 2011.

Income Taxes for the three months ended March 31, 2012 and 2011 were $4.4 million and $0.5 million, respectively, for state and federal income taxes resulting in an effective tax rate of 39% for 2012 and 37% for 2011.

Ratios:

The loss ratio applicable to the three months ended March 31, 2012 (loss and loss adjustment expenses related to net premiums earned) was 47.5% compared to 62.4% for the three months ended March 31, 2011. Our loss ratio was positively impacted by a significant increase in our gross premiums earned during 2012 (see Gross Premiums Earned above). Our loss ratio was negatively impacted during the three months ended March 31, 2011 by a March storm event.

The expense ratio applicable to the three months ended March 31, 2012 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 27.5% compared to 38.3% for the three months ended March 31, 2011. The decrease in our expense ratio is attributable to the significant increase in our gross premiums earned as we experienced an increase in our policy acquisition and other underwriting expenses during 2012 (see Policy Acquisition and Other Underwriting Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended March 31, 2012 was 75.0% compared to 100.7% for the three months ended March 31, 2011. Our combined ratio was positively impacted by a significant increase in our gross premiums earned during 2012 (see Gross Premiums Earned above). Our combined loss ratio was negatively impacted during the three months ended March 31, 2011 by a March storm event.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended March 31, 2012 was 55.3% compared to 54.4% for the three months ended March 31, 2011.

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

Preferred Stock

On March 25, 2011, we completed our preferred stock offering under which a total of 1,247,700 shares of our Series A cumulative convertible preferred stock (“Series A Preferred”) were sold for gross proceeds of approximately $12.5 million and net proceeds after offering costs of approximately $11.3 million. Dividends on the Series A Preferred are cumulative from the date of original issue and accrue on the last day of each month, at an annual rate of 7.0% of the $10 liquidation preference per share, equivalent to a fixed annual amount of $0.70 per share. Accrued but unpaid dividends accumulate and earn additional dividends at 7.0%, compounded monthly.

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10 per share; provided, however, that we may terminate this conversion right on or after March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of our common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Under certain circumstances, we will be required to adjust the conversion rate. The initial conversion price of $10 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to our common stock. During the three months ended March 31, 2012, holders of 201,141 shares of Series A Preferred converted their Series A Preferred shares to 201,141 shares of common stock. As of March 31, 2012, 1,046,559 shares of Series A Preferred remain outstanding. Shareholders of record of our Series A Preferred at the close of business on a date for determining shareholders entitled to dividends will be entitled to receive the dividends payable on their Series A Preferred shares on the corresponding dividend payment date notwithstanding the conversion of such Series A Preferred shares before the dividend payment date. The Series A Preferred terms include a provision requiring such shareholders to pay an amount equal to the amount of the dividend payable. That requirement has been permanently waived by the Company.

The Series A Preferred is not redeemable prior to March 31, 2014. If the Company issues a conversion cancellation notice, the Series A Preferred will be redeemable on or after March 31, 2014 for cash, at our option, in whole or in part, at $10 per share, plus accrued and unpaid dividends to the redemption date. Otherwise, the Series A Preferred will be redeemable for cash, at our option, in whole or in part, at a redemption price equal to $10.40 per share for redemptions on or after March 31, 2014; $10.20 per share for redemptions on or after March 31, 2015; and $10 per share for redemptions on or after March 31, 2016 plus accrued and unpaid dividends to the redemption date.

The Series A Preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption requirements.

Holders of the Series A Preferred shares generally have no voting rights, except under limited circumstances, and holders are entitled to receive cumulative preferential dividends when and as declared by our Board of Directors.

Cash Flows

Our cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011 are summarized below.

Cash Flows for the Three Months Ended March 31, 2012

Net cash provided by operating activities for the three months ended March 31, 2012 was $17.5 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $6.4 million was primarily due to the purchase of various available-for-sale securities. Net cash used in financing activities totaled $0.5 million, which was primarily due to cash dividends paid.

Cash Flows for the Three Months Ended March 31, 2011

Net cash used in operating activities for the three months ended March 31, 2011 was approximately $2.9 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $3.6 million was primarily due to the purchase of various available-for-sale securities. Net cash provided by financing activities totaled $10.1 million, which was primarily due to the issuance of preferred stock.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts, time deposits (i.e. CDs maturing in more than twelve months), and fixed-maturity and equity security available-for-sale investments.

At March 31, 2012, we have approximately $47.0 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011 and March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2012, $12.6 million of the total $33.5 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $20.9 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At March 31, 2012, $12.7 million of the $20.9 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at March 31, 2012 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 30, 2012. For the three months ended March 31, 2012, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1a – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2012.

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

Under Florida law, a domestic insurer such as our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., may not pay any dividend or distribute cash or other property to its stockholder except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida statutes preclude our insurance subsidiary from making dividend payments or distributions to its stockholder, Homeowners Choice, Inc., without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 29, 2011.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

10.1	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Francis X. McCahill, III. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Placement Agreement dated March 25, 20111 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to exhibit 1.1 to our Form 8-K filed March 31, 2011.

10.4	Executive Employment Agreement dated July 1, 2011 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5	Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended. See amendment to Consulting Agreement at Exhibit 10.12.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.9	Software License Agreement executed April 8, 2008 with an effective date of November 1, 2007 by and between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.12	Amendment dated August 21, 2008 to Consulting Agreement dated June 1, 2007 between Homeowners Choice, Inc. and Scorpio Systems, Inc. Incorporated by reference to Exhibit 10.12 to Form 8-K filed August 21, 2008.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2010 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.16	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2011 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer B). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2010 between Homeowners Choice Property and Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 13, 2010.

10.20	Separation Agreement dated June 17, 2011 between Francis X. McCahill, III and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.21	Bill of Sale and Assignment dated July 1, 2011 by Scorpio Systems, Inc. to Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.22	All other perils reinsurance agreement effective January 1, 2012 through May 31, 2012 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and various reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.23	Retention bonus agreement dated February 16, 2012 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.24	Executive Employment Agreement dated March 8, 2012 between Homeowners Choice, Inc. and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.25	Assumption Agreement dated November 2, 2011 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and HomeWise Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.26	Commercial Real Estate Contract dated March 9, 2012 among HCI Holdings LLC and Rice Family Holdings, LLLP, John’s Pass Marina, Inc. and Gators on the Pass, Inc.

10.27	Restricted Stock Agreement dated April 20, 2012 whereby the Company issued 100,000 shares of restricted common stock to Scott R. Wallace.

10.28	Restricted Stock Agreement dated May 8, 2012 whereby the Company issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29	Restricted Stock Agreement dated May 8, 2012 whereby the Company issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30	Restricted Stock Agreement dated May 8, 2012 whereby the Company issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.(1)

101.SCH	XBRL Taxonomy Extension Schema.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(1)

101.DEF	XBRL Definition Linkbase.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

(1)	Pursuant to Rule 406T of U.S. Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

May 14, 2012	By	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 14, 2012	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.