Form 10-Q
period 2012-06-30
Homeowners Choice, Inc.
filed 2012-08-14
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on August 7, 2012 was 9,425,551.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	At June 30, 2012	At December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $38,363 and $34,147)	$40,141	34,642
Equity securities, available-for-sale, at fair value	8,669	5,207
Time deposits	7,184	12,427
Other investments	15,636	6,483

Total investments	71,630	58,759
Cash and cash equivalents	131,088	100,355
Accrued interest and dividends receivable	546	408
Premiums receivable	20,738	12,222
Assumed reinsurance balances receivable	—	1,687
Prepaid reinsurance premiums	26,484	14,169
Deferred policy acquisition costs	12,476	12,321
Property and equipment, net	10,586	10,499
Goodwill	161	161
Income taxes receivable	4,900	—
Deferred income taxes	—	2,368
Other assets	2,220	1,869

Total assets	$280,829	214,818

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	37,313	27,424
Unearned premiums	120,429	108,677
Advance premiums	9,004	2,132
Assumed reinsurance balances payable	1,389	—
Accrued expenses	4,439	3,478
Deferred income taxes	1,877	—
Dividends payable	104	218
Income taxes payable	—	4,956
Other liabilities	8,273	4,103

Total liabilities	182,828	150,988

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 592,324 and 1,247,700 shares issued and outstanding in 2012 and 2011, respectively	—	—
Preferred stock (no par value, 18,500,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 9,205,097 and 6,202,485 shares issued and outstanding in 2012 and 2011, respectively)	—	—
Additional paid-in capital	51,742	29,636
Retained earnings	45,179	33,986
Accumulated other comprehensive income	1,080	208

Total stockholders’ equity	98,001	63,830

Total liabilities and stockholders’ equity	$280,829	214,818

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue

Gross premiums earned	$53,772	31,218	108,470	62,114
Premiums ceded	(17,497)	(14,174)	(31,826)	(28,396)

Net premiums earned	36,275	17,044	76,644	33,718

Net investment income	302	507	824	1,071
Policy fee income	1,028	667	1,543	854
Realized investment gains	9	140	30	293
Gain on bargain purchase	179	936	179	936
Other	1,062	187	1,287	658

Total revenue	38,855	19,481	80,507	37,530

Expenses

Losses and loss adjustment expenses	16,197	10,523	35,365	20,926
Policy acquisition and other underwriting expenses	5,915	2,780	12,500	7,043
Other operating expenses	4,734	2,357	9,252	4,484

Total expenses	26,846	15,660	57,117	32,453

Income before income taxes	12,009	3,821	23,390	5,077

Income taxes	4,747	1,520	9,160	1,983

Net income	$7,262	2,301	14,230	3,094

Preferred stock dividends	(63)	(361)	(244)	(378)

Income available to common stockholders	$7,199	1,940	13,986	2,716

Basic earnings per common share	$.85	.32	1.89	.44

Diluted earnings per common share	$.74	.30	1.60	.43

Dividends per common share	$.20	.10	.35	.20

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$7,262	2,301	14,230	3,094

Other comprehensive income:
Change in unrealized gain (loss) on investments:
Unrealized gain arising during the period	175	285	1,449	267
Reclassification adjustment for realized gains	(9)	(140)	(30)	(293)

Net change in unrealized gain (loss)	166	145	1,419	(26)
Deferred income taxes on above change	(64)	(56)	(547)	10

Total other comprehensive income (loss)	102	89	872	(16)

Comprehensive income	$7,364	2,390	15,102	3,078

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$14,230	3,094
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	212	19
Net amortization of premiums on investments in fixed-maturity securities	111	61
Depreciation and amortization	637	158
Deferred income taxes	3,698	2,026
Realized gains on sales of investments	(30)	(293)
Gain on bargain purchase	(179)	(936)
Changes in operating assets and liabilities:
Premiums receivable	(8,516)	(4,441)
Assumed reinsurance balances receivable	1,687	26
Advance premiums	6,872	5,786
Prepaid reinsurance premiums	(12,315)	8,921
Accrued interest and dividends receivable	(138)	(6)
Income taxes receivable	(4,900)	(3,033)
Other assets	(445)	(476)
Assumed reinsurance balances payable	1,389	51
Deferred policy acquisition costs	(155)	(655)
Losses and loss adjustment expenses	9,889	2,827
Unearned premiums	11,752	5,496
Income taxes payable	(4,956)	(310)
Accrued expenses and other liabilities	5,131	4,568

Net cash provided by operating activities	23,974	22,883

Cash flows from investing activities:
Cash consideration paid for acquired business, net of cash acquired	(8,157)	(5,110)
Purchase of property and equipment, net	(480)	(1,843)
Purchase of other investments	(967)	—
Purchase of fixed-maturity securities	(6,710)	(14,165)
Purchase of equity securities	(4,844)	(5,330)
Proceeds from sales, calls and repayments of fixed-maturity securities	2,419	19,614
Proceeds from sales of equity securities	1,512	1,106
Decrease (increase) in time deposits, net	5,243	(273)

Net cash used in investing activities	(11,984)	(6,001)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	20,082	—
Net proceeds from the issuance of preferred stock	—	11,307
Proceeds from the exercise of common stock options	—	363
Proceeds from the exercise of common stock warrants	1,375	—
Cash dividends paid	(3,151)	(1,382)
Repurchases of common stock	—	(1,887)
Excess tax benefit from common stock options exercised	437	124

Net cash provided by financing activities	18,743	8,525

Net increase in cash and cash equivalents	30,733	25,407
Cash and cash equivalents at beginning of period	100,355	54,849

Cash and cash equivalents at end of period	$131,088	80,256

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,880	3,176

Cash paid for interest	$—	—

Non-cash investing activities:
Unrealized gain (loss) on investments in available for sale securities, net of tax	$872	(16)

Fair value of net assets acquired in connection with business acquisition	$8,267	5,685

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2012

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	1,247,700	$—	6,202,485	$—	29,636	33,986	208	63,830

Net Income (unaudited)	—	—	—	—	—	14,230	—	14,230

Change in unrealized gain on available-for-sale securities, net of income taxes (unaudited)	—	—	—	—	—	—	872	872

Exercise of common stock options (unaudited)	—	—	145,594	—	—	—	—	—

Exercise of common stock warrants (unaudited)	—	—	161,642	—	1,375	—	—	1,375

Excess tax benefit from stock options exercised (unaudited)	—	—	—	—	437	—	—	437

Conversion of preferred stock to common stock (unaudited)	(655,376)	—	655,376	—	—	—	—	—

Issuance of Restricted Stock (unaudited)	—	—	200,000	—	153	—	—	153
Issuance of Common Stock (unaudited)	—	—	1,840,000	—	20,082	—	—	20,082

Common stock dividends (unaudited)	—	—	—	—	—	(2,793)	—	(2,793)

Preferred stock dividends (unaudited)	—	—	—	—	—	(244)	—	(244)
Stock-based compensation (unaudited)	—	—	—	—	59	—	—	59

Balance at June 30, 2012 (unaudited)	592,324	$—	9,205,097	$—	51,742	45,179	1,080	98,001

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2012.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss adjustment expenses, assumed reinsurance balances, the recoverability of deferred policy acquisition costs, and the determination of deferred income taxes. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 1 – Summary of Significant Accounting Policies, continued

Goodwill. Goodwill is not amortized. Rather, the Company is required to test goodwill for impairment at least annually or sooner in the event there are changes in circumstances indicating the asset may be impaired. The Company’s goodwill relates to a business acquisition completed in the fourth quarter of 2011. The Company plans to perform its goodwill impairment test in the fourth quarter of each year beginning with the fourth quarter in 2012. Thus, the Company did not recognize any impairment charges in the three and six months ended June 30, 2012.

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

Stock-based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with ASC Topic 718, the fair value of stock-based awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company’s restricted stock awards include both service and market conditions. As a result, certain restricted stock grants are expensed over the derived service period for each separately vesting tranche.

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. ASC Topic 260 requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted-average participating securities by the sum of total weighted-average common shares and participating securities (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at June 30, 2012 consisted of stock options, common stock warrants, restricted stock, and the 7.0% Series A cumulative convertible preferred stock issued March 25, 2011 (see Note 10 – Stockholders’ Equity).

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2011-11. In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The objective of ASU 2011-11 is to enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments in ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-26. In October 2010, the FASB issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (ASC Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of the amendments in ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in ASU 2010-26 specify which costs should be capitalized. The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and can be applied prospectively upon adoption. Retrospective or prospective application is permitted. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company adopted ASU 2010-26 effective January 1, 2012 on a prospective basis. As such, the Company recognized additional amortization expense of $1.2 million with a corresponding decrease in deferred acquisition costs as of the date of adoption. This one-time adjustment reduced our net income for the six months ended June 30, 2012 by approximately $741,000, or $0.09 earnings per diluted common share. In addition, certain direct marketing, compensation, and other administrative costs will no longer be deferred. Rather, such costs will be expensed as incurred beginning January 1, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Investments

The Company holds investments in fixed-maturity securities as well as equity securities, which are classified as available for sale. At June 30, 2012 and December 31, 2011, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2012
Fixed-maturity Securities:
U.S. Treasury and U.S. government agencies	$516	56	—	572
Corporate bonds	12,274	316	(104)	12,486
Commercial mortgage-backed securities	10,797	627	(1)	11,423
State, municipalities, and political subdivisions	10,279	698	—	10,977
Other	4,497	186	—	4,683

Total	$38,363	1,883	(105)	40,141

Equity securities	$8,690	274	(295)	8,669

December 31, 2011
Fixed-maturity Securities:
U.S. Treasury and U.S. government agencies	$509	47	—	556
Corporate bonds	10,199	58	(417)	9,840
Commercial mortgage-backed securities	10,574	314	(14)	10,874
State, municipalities, and political subdivisions	9,982	393	(3)	10,372
Other	2,883	117	—	3,000

Total	$34,147	929	(434)	34,642

Equity securities	$5,364	133	(290)	5,207

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Investments, continued

The scheduled maturities of fixed-maturity securities at June 30, 2012 are as follows (in thousands):

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$2,397	2,420
Due after one year through five years	9,408	9,517
Due after five years through ten years	10,895	11,392
Due after ten years	4,866	5,389
Commercial mortgage-backed securities	10,797	11,423

	$38,363	40,141

Investment Sales

Proceeds received, and the gross realized gains and losses from sales of available for sale securities, for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2012
Fixed-maturity securities	$1,197	11	—

Equity securities	$1,412	8	(10)

Three months ended June 30, 2011
Fixed-maturity securities	$11,916	238	(15)

Equity securities	$574	53	(136)

Six months ended June 30, 2012
Fixed-maturity securities	$2,419	40	(3)

Equity securities	$1,512	8	(15)

Six months ended June 30, 2011
Fixed-maturity securities	$19,614	369	(38)

Equity securities	$1,106	105	(143)

Amounts reported for the three and six months ended June 30, 2011 include the gross realized gains and losses from equity option contracts. During the three and six months ended June 30, 2011, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $22,000 and $73,000 and realized gains of $22,000 and $73,000 for the three and six months ended June 30, 2011, respectively, which is included in the realized investment gains in the Condensed Consolidated Statements of Income. There were no open option contracts at June 30, 2011. The Company held no option contracts during the three and six months ended June 30, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Investments, continued

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporary impairment (“OTTI”). The Company considers various factors in determining whether each individual security is OTTI, including:

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

Securities with gross unrealized loss positions at June 30, 2012, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
As of June 30, 2012
Fixed-maturity securities

Corporate Bonds	$(5)	839	(99)	1,938	(104)	2,777
Commercial mortgage-backed securities	(1)	224	—	—	(1)	224

Total fixed-maturity securities	(6)	1,063	(99)	1,938	(105)	3,001
Equity securities	(123)	2,559	(172)	109	(295)	2,668

Total available-for-sale securities	$(129)	3,622	(271)	2,047	(400)	5,669

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Investments, continued

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused by interest-rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at June 30, 2012.

Other Investments

Other investments consist primarily of real estate and the related assets and operations of the marina acquired in 2011 and the real estate and related assets of the marina and restaurant facilities acquired in 2012. Operating activities related to the Company’s real estate investments include leasing of office and retail space to tenants, wet and dry boat storage, a restaurant, and fuel services with respect to marina clients and other recreational boaters.

Other investments consist of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	At June 30, 2012	At December 31, 2011

Building	$2,788	1,418
Land	10,619	4,438
Land improvements	1,307	283
Other	1,076	404

Total, at cost	15,790	6,543
Less accumulated depreciation and amortization	(154)	(60)

Other investments	$15,636	6,483

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 4 – Fair Value Measurements, continued

The following table presents information about the Company’s available-for-sale securities measured at fair value as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2012
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$572	—	—	572
Corporate bonds	12,486	—	—	12,486
Commercial mortgage-backed securities	—	11,423	—	11,423
State, municipalities, and political subdivisions	10,977	—	—	10,977
Other	4,221	462	—	4,683

Total fixed-maturity securities	28,256	11,885	—	40,141
Equity securities	8,669	—	—	8,669

Total available-for-sale securities	$36,925	11,885	—	48,810

As of December 31, 2011
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$556	—	—	556
Corporate bonds	9,840	—	—	9,840
Commercial mortgage-backed securities	—	10,874	—	10,874
State, municipalities, and political subdivisions	10,372	—	—	10,372
Other	2,735	265	—	3,000

Total fixed-maturity securities	23,503	11,139	—	34,642
Equity securities	5,207	—	—	5,207

Total available-for-sale securities	$28,710	11,139	—	39,849

With respect to the Company’s business acquisition completed in April 2012 (see Note 5), all assets acquired and liabilities assumed were valued based on Level 3 measurements. Property, plant and equipment was valued based on an external appraisal using the sales comparison approach and other unobservable inputs. The carrying amounts of all other assets and liabilities approximated their fair values at the acquisition date.

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2012 or the year ended December 31, 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 5 – Business Acquisition

Effective April 2, 2012, the Company, through its subsidiary, HCI Holdings LLC, acquired the assets and operations of John’s Pass Marina, Inc. and Rice Family Holdings LLLP. The property consists primarily of ten acres of waterfront property and land improvements, which include a waterfront restaurant and a marina facility purchased for approximately $8.2 million. Operating activities at acquisition include the restaurant as well as wet boat storage for approximately 13 clients, and fuel services with respect to marina clients and other recreational boaters. The Treasure Island, Florida property and operations were acquired to further strengthen and diversify the Company’s property portfolio and business operations.

The fair value of the net assets acquired was approximately $8.3 million, which exceeded the $8.2 million purchase price. As a result, the Company recognized a gain on bargain purchase in the amount of $179,000 ($119,000 net of tax), which is included in operations for the three and six months ended June 30, 2012. The recorded gain is subject to adjustment as the Company will continue to evaluate the purchase price allocation during the measurement period. The following table summarizes the Company’s preliminary allocation of the net consideration paid to the fair value of the assets acquired, identifiable intangible assets acquired and liabilities assumed at April 2, 2012 (in thousands):

Property, plant and equipment	$8,280
Other assets	56
Cash	9
Deferred tax liability	(60)

Fair value of net assets acquired	8,285
Gain on bargain purchase, net of tax of $60	(119)

Cash consideration paid	$8,166

For the three and six months ended June 30, 2012, the effects of this acquisition were not material to the Company’s condensed consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented.

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Premiums Written
Direct	$83,669	54,838	121,842	69,961
Assumed	(342)	(157)	(1,620)	(2,351)

Gross written	83,327	54,681	120,222	67,610
Ceded	(17,497)	(14,174)	(31,826)	(28,396)

Net premiums written	$65,830	40,507	88,396	39,214

Premiums Earned
Direct	$39,873	29,160	73,171	57,147
Assumed	13,899	2,058	35,299	4,967

Gross earned	53,772	31,218	108,470	62,114
Ceded	(17,497)	(14,174)	(31,826)	(28,396)

Net premiums earned	$36,275	17,044	76,644	33,718

During the three and six months ended June 30, 2012 and 2011, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At June 30, 2012 and December 31, 2011, prepaid reinsurance premiums related to 31 and 18 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of June 30, 2012 and December 31, 2011.

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

Activity in the liability for unpaid losses and LAE is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Balance, beginning of period	$33,476	24,050	27,424	22,146

Incurred related to:
Current period	15,995	6,696	34,401	15,432
Prior period	202	3,827	964	5,494

Total incurred	16,197	10,523	35,365	20,926

Paid related to:
Current period	(8,691)	(6,475)	(13,082)	(8,128)
Prior period	(3,669)	(3,125)	(12,394)	(9,971)

Total paid	(12,360)	(9,600)	(25,476)	(18,099)

Balance, end of period	$37,313	24,973	37,313	24,973

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 8 – Income Taxes

During the three and six months ended June 30, 2012, the Company recorded approximately $4.7 million and $9.2 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 40% and 39%, respectively. During the three and six months ended June 30, 2011, the Company recorded approximately $1.5 million and $2.0 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 40% and 39%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state income taxes, stock-based compensation and other nondeductible items.

Note 9 – Earnings Per Share

Topic 260 of the FASB Accounting Standards Codification requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$7,262	—		$2,301	—

Less: Preferred stock dividends	(63)	—		(361)	—
Less: Income attributable to participating securities	(87)	—		—	—

Basic Earnings Per Share
Income allocated to common stockholders – basic earnings per share	7,112	8,325	$0.85	1,940	6,071	$0.32

Effect of Dilutive Securities
Stock options	—	215		—	411
Convertible preferred stock	63	705		361	1,248
Warrants	—	406		—	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$7,175	9,651	$0.74	$2,301	7,730	$0.30

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 9 – Earnings Per Share, continued

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$14,230	—		$3,094	—

Less: Preferred stock dividends	(244)	—		(378)	—
Less: Income attributable to participating securities	(105)	—		—	—

Basic Earnings Per Share
Income allocated to common stockholders – basic earnings per share	13,881	7,326	$1.89	2,716	6,121	$0.44

Effect of Dilutive Securities
Stock options	—	229		—	425
Convertible preferred stock	244	956		378	669
Warrants	—	303		—	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$14,125	8,814	$1.60	$3,094	7,215	$0.43

For the three and six months ended June 30, 2011, 1,738,335 warrants to purchase 905,001 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock.

Note 10 – Stockholders’ Equity

Common Stock

On April 19, 2012, the Company entered into an underwriting agreement (the “Underwriting Agreement”) pursuant to which the Company agreed to sell 1,600,000 shares of the Company’s common stock, no par value per share (the “Common Stock”), for $11.75 per share, less a 6.0% underwriting commission. Under the terms of the Underwriting Agreement, the Company granted the underwriter an option to purchase up to an additional 240,000 shares of Common Stock at the public offering price, less a 6.0% underwriting commission, within 45 days from the date of the Underwriting Agreement to cover over-allotments, if any. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended (Registration Statement No. 333-180322), and the Prospectus Supplement dated April 19, 2012. On April 23, 2012, the underwriter elected to fully exercise its overallotment option. The closing of the sale of an aggregate of 1,840,000 shares of Common Stock occurred on April 25, 2012. The offering resulted in aggregate gross proceeds to the Company of approximately $21.6 million and net proceeds of approximately $20.1 million after underwriting commissions and offering expenses.

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

Common Stock Warrants

At June 30, 2012, the Company has reserved 1,187,237 shares of common stock for issuance upon the exercise of its common stock warrants. A summary of the warrants outstanding at June 30, 2012 is presented below:

	Number Of Warrants Outstanding	Number of Common Shares Issuable Upon Conversion of Warrants Outstanding

Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of forfeitures and repurchases	71,667	71,667
Warrants issued in 2011*	1,000,000	500,000

Warrants outstanding at December 31, 2011	2,738,335	1,405,001
Exercise of warrants issued with IPO units	(302,194)	(151,097)
Exercise of placement agent warrants	(66,667)	(66,667)

Warrants outstanding at June 30, 2012	2,369,474	1,187,237

*	In connection with the HomeWise assumption transaction in November 2011, the Company issued 1,000,000 warrants, which may be exercised to purchase 500,000 shares of the Company’s common stock at a per share exercise price of $9.10.

The warrants issued prior to 2011 may be exercised at an exercise price equal to $9.10 per share on or before July 30, 2013. At any time after January 30, 2009 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per share of the Company’s common stock has exceeded $11.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. The placement agents also have the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares. During the six months ended June 30, 2012, 10,546 shares of common stock were issued upon the cashless exercise of 66,667 warrants in February.

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

The Company is amortizing the $754,000 aggregate value of the warrants over the expected policy term of the policies assumed in the transaction. The warrants, the issuance of which is not registered or required to be registered under the Securities Act of 1933, are exercisable for a term beginning on November 1, 2011 through July 31, 2013 unless cancelled earlier at the Company’s option under the terms specified by the warrant agreement.

Preferred Stock

In March 2011 the Company designated 1,500,000 shares of the Company’s preferred stock as Series A cumulative convertible preferred stock (“Series A Preferred”).

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 10 – Stockholders’ Equity, continued

During the three and six months ended June 30, 2012, holders of 454,235 and 655,376 shares of Series A Preferred converted their Series A Preferred shares to 454,235 and 655,376 shares of common stock, respectively. There were no preferred stock conversions during the three and six months ended June 30, 2011. As of June 30, 2012, 592,324 shares of Series A Preferred remain outstanding.

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

On May 31, 2012, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of July, August, and September 2012. The July 2012 dividend is payable July 27, 2012 to shareholders of record at the close of business on July 2, 2012. The August 2012 dividend is payable August 27, 2012 to shareholders of record at the close of business on August 1, 2012. The September 2012 dividend is payable September 27, 2012 to shareholders of record at the close of business on September 4, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 11 – Stock-Based Compensation

2007 Stock Option and Incentive Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (“2007 Plan”) provided for granting of stock-based compensation to employees, directors, consultants, and advisors of the Company. Under the 2007 Plan, an aggregate of 6,000,000 shares of the Company’s common stock could be granted to include stock options and restricted stock. On April 20, 2012, the Company’s Board of Directors adopted, subject to shareholder approval, the 2012 Omnibus Incentive Plan (the “2012 Plan”). The 2012 Plan was approved by Shareholders effective May 24, 2012 at which time the 2007 Plan was terminated and the remaining 4,604,800 shares reserved for future issuance were cancelled. The aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the 2012 Plan is 5,000,000 of which only 4,000,000 shares of our common stock may be issued upon the exercise of incentive stock options. At June 30, 2012, no shares have been granted and 5,000,000 shares are available for grant under the 2012 Plan.

Stock Options

Outstanding stock options granted under the 2007 Plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s 2007 Plan is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	620,000	$2.97

Exercised	(217,003)	3.33

Outstanding at June 30, 2012	402,997	2.78	5.3 years	$5,971

Exercisable at June 30, 2012	382,997	$2.60	5.1 years	$5,745

At June 30, 2012, there was approximately $35,000 of unrecognized compensation expense related to nonvested stock-based compensation related to stock options granted under the 2007 Plan, which the Company expects to recognize over a weighted-average period of 22 months. The total fair value of shares vesting and recognized as compensation expense was approximately $6,000 and $59,000, respectively, for the three and six month periods ended June 30, 2012. There was no associated income tax benefit recognized in 2012 with respect to the compensation expense related to

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 11 – Stock-Based Compensation, continued

stock options. During the six months ended June 30, 2012, a total of 217,003 options were exercised and net settled by surrender of 71,409 shares. The total intrinsic value of the options exercised during the six months ended June 30, 2012 was $1,470,101 and the associated income tax benefit recognized was approximately $437,000. The total fair value of shares vesting and recognized as compensation expense was approximately $9,400 and $18,600, respectively, for the three and six month periods ended June 30, 2011. There was no associated income tax benefit recognized with respect to the share compensation expense in 2011. The total intrinsic value of the 145,200 options exercised during the six months ended June 30, 2011 was $684,220 and the income tax benefit recognized was $168,000.

No stock options were granted during the three and six month periods ended June 30, 2012 and 2011.

Restricted Stock Awards

During the three months ended June 30, 2012, the Company granted restricted stock awards to certain executive officers in connection with their service to the Company. The terms of the Company’s restricted stock grants include both service and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only service-based conditions is based on the value of the Company’s stock on the grant date.

Information with respect to unvested restricted stock awards, which were granted in April and May 2012 under the Company’s 2007 Plan, is as follows:

	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	—	—
Issued	200,000	$12.91

Outstanding at June 30, 2012	200,000	$12.91

At June 30, 2012, there was approximately $2.4 million of total unrecognized compensation expense related to nonvested restricted stock arrangements granted under the Company’s 2007 Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of 42 months.

No restricted stock was granted during the three and six months ended June 30, 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 12 – Commitments and Contingencies

In connection with the Company’s April 20, 2011 acquisition of the marina property located in Pinellas County, Florida, the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. The Company and its environmental consultants have assumed the remedial action work plan developed by prior management and its environmental consultant, which consists of completing the site assessment, performing soil excavation, and installing wells for collection of groundwater and soil samples throughout the monitoring phase of the project. At acquisition, the Company recorded a liability of $150,000 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the existing ongoing work plan. As of June 30, 2012, a total of $32,000 has been expended with respect to the site assessment and the remaining $118,000 accrued at acquisition is included in other liabilities in the accompanying condensed consolidated balance sheets. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could significantly exceed the current estimated liability. However, based on information known at June 30, 2012, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Note 13 – Related Party Transaction

On June 1, 2012, Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda-based captive reinsurer, entered into a reinsurance treaty with Moksha Re SPC Ltd. and multiple capital partners (“Moksha”) whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPC”), is ceded by Claddaugh to Moksha. With respect to the 2012-2013 treaty year, which covers the period from June 1, 2012 through May 31, 2013, Moksha assumed $13.8 million of the total covered exposure for approximately $4.0 million in premiums, a rate which management believes to be competitive with market rates available to Claddaugh. The $4.0 million premium was fully paid by Claddaugh in June 2012. Moksha capital partners deposited an aggregate of $9.8 million into a trust account along with the $4.0 million premium paid by Claddaugh to fully collateralize Moksha’s exposure. Trust assets may be withdrawn by HCPC, the trust beneficiary, in the event amounts are due under the 2012-2013 Moksha reinsurance agreement. Among the Moksha capital partner participants, the Company’s chief executive officer and the Company’s vice president of investor relations contributed $700,000 and $200,000, respectively. In addition, members of the chief executive officer’s immediate family contributed $942,500. The remaining capital partner participants, who are multiple parties unrelated to the Company, contributed the balance of $7,960,000.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(unaudited)

Note 14 – Subsequent Event

On July 25, 2012, the Company’s Board of Directors declared a quarterly dividend on its common shares of $0.20 per share. The dividend will be paid September 21, 2012 to shareholders of record at the close of business August 17, 2012.

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

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of June 30, 2012, we had total assets of $280.8 million and stockholders’ equity of $98.0 million. Our net income was approximately $7.3 million and $14.2 million, respectively, for the three and six months ended June 30, 2012. Income available to common stockholders was approximately $7.2 million and $14.0 million, respectively, for the three and six months ended June 30, 2012.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place from July 2007 through December 2010. In November 2011, we completed an assumption transaction with HomeWise Insurance Company (“HomeWise”) through which we acquired the Florida policies of HomeWise. Substantially all of our premium revenue since inception has come from the policies acquired in these assumption transactions. Our current policies in force represent approximately $220 million in annualized premiums. Through the Citizens assumptions and HomeWise acquisition, we have been able to increase our geographic diversification within the state of Florida.

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

Recent Developments

Effective June 1, 2012, we entered into excess catastrophe reinsurance treaties, which provide approximately $531 million of coverage through non-affiliates for aggregate losses and loss adjustment expenses per event during the 2012-2013 hurricane season. We expect to be charged approximately $96.0 million in annual premiums with respect to these new reinsurance treaties, with such costs to be recognized over the reinsurance treaty period covering June 1, 2012 through May 31, 2013. In comparison, our reinsurance treaties covering the 2011-2012 hurricane season provided $345 million of coverage through non-affiliates for aggregate losses and loss adjustment expenses per event at a cost to us of approximately $55 million, which we recognized over the period from June 1, 2011 through May 31, 2012. The increase in reinsurance premiums applicable to the 2012-13 reinsurance treaty year primarily results from the increase in exposure as a result of our acquisition of the Florida HomeWise policies in November 2011. Our reinsurance costs are expected to be approximately 43% to 45% of gross earned premiums during the period from June 1, 2012 through May 31, 2013.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2012 and 2011 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating Revenue
Gross premiums earned	$53,772	31,218	108,470	62,114
Premiums ceded	(17,497)	(14,174)	(31,826)	(28,396)

Net premiums earned	36,275	17,044	76,644	33,718

Net investment income	302	507	824	1,071
Policy fee income	1,028	667	1,543	854
Realized investment gains	9	140	30	293
Gain on bargain purchase	179	936	179	936
Other Income	1,062	187	1,287	658

Total operating revenue	38,855	19,481	80,507	37,530

Operating Expenses
Losses and loss adjustment expenses	16,197	10,523	35,365	20,926
Policy acquisition and other underwriting expenses	5,915	2,780	12,500	7,043
Other operating expenses	4,734	2,357	9,252	4,484

Total operating expenses	26,846	15,660	57,117	32,453

Income before income taxes	12,009	3,821	23,390	5,077
Income taxes	4,747	1,520	9,160	1,983

Net income	$7,262	2,301	14,230	3,094
Preferred stock dividends	(63)	(361)	(244)	(378)

Income available to common stockholders	$7,199	1,940	13,986	2,716

Ratios to Net Premiums Earned:
Loss Ratio	44.65%	61.74%	46.14%	62.06%
Expense Ratio	29.36%	30.14%	28.38%	34.19%

Combined Ratio	74.01%	91.88%	74.52%	96.25%

Ratios to Gross Premiums Earned:
Loss Ratio	30.12%	33.71%	32.60%	33.69%
Expense Ratio	19.80%	16.46%	20.05%	18.56%

Combined Ratio	49.92%	50.17%	52.65%	52.25%

Per Share Data:
Basic earnings per common share	$.85	.32	1.89	.44

Diluted earnings per common share	$.74	.30	1.60	.43

Comparison of the Three Months ended June 30, 2012 to the Three Months ended June 30, 2011

Our results of operations for the three months ended June 30, 2012 reflect income available to common stockholders of $7.2 million, or $0.74 earnings per diluted common share, compared to income available to common stockholders of $1.9 million, or $0.30 earnings per diluted common share, for the three months ended June 30, 2011.

Revenue

Gross Premiums Earned for the three months ended June 30, 2012 were $53.8 million and principally reflect the revenue from policies acquired from HomeWise and policies originally acquired from Citizens. The policies acquired from HomeWise in November 2011 contributed approximately $13.9 million to our gross premiums earned for the three months ended June 30, 2012. Gross premiums earned for the three months ended June 30, 2011 were $31.2 million and principally reflect the revenue from policies assumed from Citizens.

Premiums Ceded for the three months ended June 30, 2012 and 2011 were approximately $17.5 million and $14.2 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 32.5% and 45.4% of gross premiums earned during the three months ended June 30, 2012 and 2011, respectively. The decrease in 2012 is primarily due to lower costs during the first two months of the quarter related to policies assumed from HomeWise in November 2011, which were subject to minimal reinsurance premiums. We anticipate our reinsurance cost will range from 43% to 45% of gross premiums earned for the reinsurance treaty year beginning in June 2012.

Net Premiums Earned for the three months ended June 30, 2012 and 2011 were $36.3 million and $17.0 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above. Net premiums earned increased by $19.3 million in 2012 as compared to 2011 as a result of the $22.6 million increase in gross premiums earned and the $3.3 million increase in premiums ceded.

Net Premiums Written during the three months ended June 30, 2012 and 2011 totaled $65.8 million and $40.5 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,
	2012	2011

Net Premiums Written	$65,830	40,507
Increase in Unearned Premiums	(29,555)	(23,463)

Net Premiums Earned	$36,275	17,044

Net Investment Income for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.5 million, respectively. There were no other-than-temporary impairments recorded during the three months ended June 30, 2012 and 2011.

Realized Investment Gains for the three months ended June 30, 2012 and 2011 of $9,000 and $140,000, respectively, reflect the net gain realized from sales of securities during the period.

Policy Fee Income for the three months ended June 30, 2012 and 2011 was $1.0 million and $0.7 million, respectively, and reflects the policy fee income we earn with respect to our issuance of renewal policies.

Gain on Bargain Purchase was $179,000 ($119,000 net of tax), or $0.02 diluted earnings per common share, for the three months ended June 30, 2012. The bargain purchase gain relates to our business acquisition completed in April 2012. In the prior year, we had a gain on bargain purchase of $936,000 ($575,000 net of tax), or $0.07 diluted earnings per common share, related to our business acquisition completed in April 2011.

Other Income for the three months ended June 30, 2012 and 2011 was $1.1 million and $0.2 million, respectively. During the three months ended June 30, 2012, other income is primarily related to approximately $0.2 million of rental income from our Tampa office building and approximately $0.9 million from nonrecurring items. During the three months ended June 30, 2011, other income is primarily related to rental income from our Tampa office building.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $16.2 million and $10.5 million, respectively, during the three months ended June 30, 2012 and 2011. Our losses for the three months ended June 30, 2012 include approximately $2.0 million related to 274 claims from Tropical Storm Debby, which occurred in June 2012. Our losses and loss adjustment expense reserves are more fully described below under the “Expenses” comparative for the six months ended June 30, 2012 and 2011 and, additionally, under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2012 and 2011 of $5.9 million and $2.8 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees.

Other Operating Expenses for the three months ended June 30, 2012 and 2011 were $4.7 million and $2.4 million, respectively. The $2.3 million increase is primarily attributable to a $1.3 million increase in compensation and related expenses and a $1.0 million increase in our other administrative costs, which include a variety of professional service fees, license fees, corporate insurances, lease expense, information system expense, and other general expenses. As of June 30, 2012, we had 121 employees located at our headquarters in Tampa, Florida compared to 88 employees as of June 30, 2011. We also have 63 employees located in Noida, India at June 30, 2012 versus none at June 30, 2011.

Income Taxes for the three months ended June 30, 2012 and 2011 were $4.7 million and $1.5 million, respectively, for state and federal income taxes resulting in an effective tax rate of 39.5% for 2012 and 39.8% for 2011.

Ratios:

The loss ratio applicable to the three months ended June 30, 2012 (loss and loss adjustment expenses related to net premiums earned) was 44.7% compared to 61.7% for the three months ended June 30, 2011.

The expense ratio applicable to the three months ended June 30, 2012 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 29.4% compared to 30.1% for the three months ended June 30, 2011.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended June 30, 2012 was 74.0% compared to 91.9% for the three months ended June 30, 2011.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended June 30, 2012 was 49.9% compared to 50.2% for the three months ended June 30, 2011.

Comparison of the Six Months ended June 30, 2012 to the Six Months ended June 30, 2011

Our results of operations for the six months ended June 30, 2012 reflect income available to common stockholders of $14.0 million, or $1.60 earnings per diluted common share, compared to income available to common stockholders of $2.7 million, or $0.43 earnings per diluted common share, for the six months ended June 30, 2011. Our results for the six months ended June 30, 2012 and 2011 include bargain purchase gains on acquisitions of $179,000 ($119,000 net of tax) and $936,000 ($575,000 net of tax), respectively, or $0.02 and $0.08 diluted earnings per common share, respectively.

Revenue

Gross Premiums Earned for the six months ended June 30, 2012 were $108.5 million and reflect the revenue from policies acquired from HomeWise and policies originally assumed from Citizens. The policies acquired from HomeWise in November 2011 contributed approximately $35.3 million to our gross premiums earned for the six months ended June 30, 2012. Gross premiums earned for the six months ended June 30, 2011 were $62.1 million and principally reflect the revenue from policies assumed from Citizens.

Premiums Ceded for the six months ended June 30, 2012 and 2011 were $31.8 million and $28.4 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 29.3% and 45.7% of gross premiums earned during the six months ended June 30, 2012 and 2011, respectively. The decrease in 2012 is primarily due to lower costs during the first five months of 2012 related to policies assumed from HomeWise, which were subject to minimal reinsurance premiums. We anticipate our reinsurance cost will range from 43% to 45% of gross premiums earned for the reinsurance treaty year beginning in June 2012.

Net Premiums Earned for the six months ended June 30, 2012 and 2011 were $76.6 million and $33.7 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above. Net premiums earned increased by $42.9 million in 2012 as compared to 2011 as a result of the $46.3 million increase in gross premiums earned and $3.4 million increase in premiums ceded.

Net Premiums Written during the six months ended June 30, 2012 and 2011 totaled $88.4 million and $39.2 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net Premiums Written	$88,396	39,214
Increase in Unearned Premiums	(11,752)	(5,496)

Net Premiums Earned	$76,644	33,718

Net Investment Income for the six months ended June 30, 2012 and 2011 was $0.8 million and $1.1 million, respectively.

Policy Fee Income for the six months ended June 30, 2012 and 2011 was $1.5 million and $0.9 million, respectively, and reflects the policy fee income we earn with respect to our issuance of renewal policies.

Realized Investment Gains for the six months ended June 30, 2012 and 2011 of $30,000 and $293,000, respectively, reflects the net gain realized from sales of securities during the period.

Gain on Bargain Purchase was $179,000 ($119,000 net of tax), or $0.02 diluted earnings per common share, and $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share, for the six months ended June 30, 2012 and 2011, respectively. The bargain purchase gains relates to our business acquisitions completed in April 2012 and in April 2011.

Other Income for the six months ended June 30, 2012 and 2011 was $1.3 million and $0.7 million, respectively. During the six months ended June 30, 2012, other income is primarily related to approximately $0.4 million of rental income from our Tampa office building and approximately $0.9 million from nonrecurring items. During the six months ended June 30, 2011, other income is primarily related to rental income from our Tampa office building.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $35.4 million and $20.9 million, respectively, during the six months ended June 30, 2012 and 2011. Our losses for the six months ended June 30, 2012 include approximately $2.0 million related to 274 claims from Tropical Storm Debby, which occurred in June 2012.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $27.4 million at December 31, 2011 to $37.3 million at June 30, 2012. The $9.9 million increase in our Reserves is comprised of $21.3 million in new reserves specific to the six months ended June 30, 2012 offset by reductions of $8.8 million and $2.6 million in our Reserves for

2011 and 2010 and prior accident years, respectively. The $21.3 million in Reserves established for 2012 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2012. The decrease of $11.4 million specific to our 2011 and 2010 and prior accident-year reserves is due to favorable development arising from lower than expected loss development during 2012 relative to expectations used to establish our Reserve estimates at the end of 2011. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2012 and 2011 were $12.5 million and $7.0 million, respectively, and primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The $5.5 million increase in 2012 is primarily attributable to an increase in our commissions and premium taxes for policy renewals combined with the one-time, $1.2 million adjustment specific to our adoption in January 2012 of Financial Accounting Standards Board Accounting Standards Update No. 2010-26 (see Note 2 – “Recent Accounting Pronouncements” to the unaudited condensed consolidated financial statements).

Other Operating Expenses for the six months ended June 30, 2012 and 2011 were $9.3 million and $4.5 million, respectively. The $4.8 million increase is primarily attributable to a $2.4 million increase in compensation and related expenses and a $2.4 million increase in our administrative costs, which include a variety of professional service fees, license fees, corporate insurances, lease expense, information system expense, and other general expenses. As of June 30, 2012, we had 121 employees located at our headquarters in Tampa, Florida compared to 88 employees as of June 30, 2011. We also have 63 employees located in Noida, India at June 30, 2012 versus none at June 30, 2011.

Income Taxes for the six months ended June 30, 2012 and 2011 were $9.2 million and $2.0 million, respectively, for state and federal income taxes resulting in an effective tax rate of 39.2% for 2012 and 39.1% for 2011.

Ratios:

The loss ratio applicable to the six months ended June 30, 2012 (loss and loss adjustment expenses related to net premiums earned) was 46.1% compared to 62.1% for the six months ended June 30, 2011.

The expense ratio applicable to the six months ended June 30, 2012 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 28.4% compared to 34.2% for the six months ended June 30, 2011 (see Other Operating Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the six months ended June 30, 2012 was 74.5% compared to 96.3% for the six months ended June 30, 2011.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the six months ended June 30, 2012 was 52.7% compared to 52.3% for the six months ended June 30, 2011.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms typically occur during the period from June 1 through November 30 each year. With our reinsurance treaty year effective June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

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

Common Stock

On April 19, 2012, we entered into an underwriting agreement (the “Underwriting Agreement”) pursuant to which we agreed to sell 1,600,000 shares of the Company’s common stock, no par value per share (the “Common Stock”), for $11.75 per share, less a 6.0% underwriting commission. Under the terms of the Underwriting Agreement, we granted the underwriter an option to purchase up to an additional 240,000 shares of Common Stock at the public offering price, less a 6.0% underwriting commission, within 45 days from the date of the Underwriting Agreement to cover over-allotments, if any. The offering was made pursuant to our effective registration statement on Form S-3, as amended (Registration Statement No. 333-180322), and the Prospectus Supplement dated April 19, 2012. On April 23, 2012, the underwriter elected to fully exercise its overallotment option. The closing of the sale of an aggregate of 1,840,000 shares of Common Stock occurred on April 25, 2012. The offering resulted in aggregate gross proceeds to the Company of approximately $21.6 million and net proceeds of approximately $20.1 million after underwriting commissions and offering expenses.

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

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10.00 per share; provided, however, that we may terminate this conversion right on or after March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of our common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Under certain circumstances, we will be required to adjust the conversion rate. The initial conversion price of $10.00 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to our common stock. During the six months ended June 30, 2012, holders of 655,376 shares of Series A Preferred converted their Series A Preferred shares to 655,376 shares of common stock. As of June 30, 2012, 592,324 shares of Series A Preferred remain outstanding. Shareholders of record of our Series A Preferred at the close of business on a date for determining shareholders entitled to dividends will be entitled to receive the dividends payable on their Series A Preferred shares on the corresponding dividend payment date notwithstanding the conversion of such Series A Preferred shares before the dividend payment date. The Series A Preferred terms include a provision requiring such shareholders to pay an amount equal to the amount of the dividend payable. That requirement has been permanently waived by the Company.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011 are summarized below.

Cash Flows for the Six months ended June 30, 2012

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $24.0 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $12.0 million was primarily due to our business acquisition completed in April 2012 of $8.2 million, the purchases of available-for-sale securities of $11.5 million, purchases of other investments of approximately $1.0 million, and the purchase of $0.5 million in property and equipment offset by redemptions of time deposits of $5.2 million, the proceeds from sales of available-for-sale securities of $3.9 million. Net cash provided by financing activities totaled $18.7 million, which was primarily due to $20.1 million from the issuance of common stock and $1.4 million from the exercise of common stock warrants offset by $3.2 million in cash dividends paid.

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

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts, time deposits (i.e. CDs maturing in more than twelve months), and available-for-sale investments.

At June 30, 2012, we have $40.1 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us and, in some cases, may not yet be known to the insured. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2012, $17.3 million of the total $37.3 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $20.0 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At June 30, 2012, $8.7 million of the $20.0 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at June 30, 2012 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual

Report on Form 10-K, which we filed with the SEC on March 30, 2012. For the six months ended June 30, 2012, there have been no material changes with respect to any of our critical accounting policies.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 29, 2011.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick. Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.5, 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

4.11	Warrant Agreement dated November 2, 2011 between Homeowners Choice, Inc. and Glencoe Acquisition , Inc. as to the issuance of 1,000,000 warrants.

10.1	Excess of Loss Retrocession Contract issued to Claddaugh Casualty Insurance Company, Ltd. Incorporated by reference to Exhibit 10.1 to Form 8-K Filed August 13, 2012.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Placement Agreement dated March 25, 20111 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to exhibit 1.1 to our Form 8-K filed March 31, 2011.

10.4	Executive Employment Agreement dated July 1, 2011 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5	Homeowners Choice, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed April 27, 2012

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.11	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.12	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property and Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.16	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer B). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2012 between Homeowners Choice Property and Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.22	All other perils reinsurance agreement effective January 1, 2012 through May 31, 2012 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and various reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.23	Retention bonus agreement dated February 16, 2012 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.24	Executive Employment Agreement dated March 8, 2012 between Homeowners Choice, Inc. and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.25	Assumption Agreement dated November 2, 2011 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and HomeWise Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.26	Commercial Real Estate Contract dated March 9, 2012 among HCI Holdings LLC and Rice Family Holdings, LLLP, John’s Pass Marina, Inc. and Gators on the Pass, Inc. Incorporated by reference to Exhibit 10.26 of our Form 10-Q filed May 14, 2012.

10.27	Restricted Stock Agreement dated April 20, 2012 whereby the Company issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28	Restricted Stock Agreement dated May 8, 2012 whereby the Company issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29	Restricted Stock Agreement dated May 8, 2012 whereby the Company issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30	Restricted Stock Agreement dated May 8, 2012 whereby the Company issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.(1)

101.SCH	XBRL Taxonomy Extension Schema.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(1)

101.DEF	XBRL Definition Linkbase.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

(1)	Pursuant to Rule 406T of U.S. Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

August 14, 2012	By	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 14, 2012	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.