Form 10-Q
period 2012-09-30
Homeowners Choice, Inc.
filed 2012-11-13
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

Homeowners Choice, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-5961396
(State of Incorporation)	(IRS Employer Identification No.)

5300 West Cypress Street, Suite 100

Tampa, FL 33607

(Address, including zip code, of principal executive offices)

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on November 5, 2012 was 10,187,277.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $38,624 and $34,147)	$41,397	34,642
Equity securities, available-for-sale, at fair value	9,522	5,207
Time deposits	7,267	12,427
Other investments	15,696	6,483

Total investments	73,882	58,759
Cash and cash equivalents	141,922	100,355
Accrued interest and dividends receivable	334	408
Premiums receivable	17,499	12,222
Assumed reinsurance balances receivable	—	1,687
Prepaid reinsurance premiums	21,781	14,169
Deferred policy acquisition costs	12,548	12,321
Property and equipment, net	10,840	10,499
Goodwill	161	161
Income taxes receivable	1,495	—
Deferred income taxes	—	2,368
Other assets	1,849	1,869

Total assets	$282,311	214,818

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$38,726	27,424
Unearned premiums	120,845	108,677
Advance premiums	6,702	2,132
Assumed reinsurance balances payable	1,329	—
Accrued expenses	5,053	3,478
Deferred income taxes	977	—
Dividends payable	98	218
Income taxes payable	—	4,956
Other liabilities	7,494	4,103

Total liabilities	181,224	150,988

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 331,525 and 1,247,700 shares issued and outstanding in 2012 and 2011, respectively	—	—
Preferred stock (no par value, 18,500,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 9,601,019 and 6,202,485 shares issued and outstanding in 2012 and 2011, respectively)	—	—
Additional paid-in capital	53,209	29,636
Retained earnings	46,045	33,986
Accumulated other comprehensive income	1,833	208

Total stockholders’ equity	101,087	63,830

Total liabilities and stockholders’ equity	$282,311	214,818

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue

Gross premiums earned	$53,109	31,741	161,579	93,855
Premiums ceded	(22,506)	(13,211)	(53,475)	(41,607)

Net premiums earned	30,603	18,530	108,104	52,248

Net investment income	47	486	871	1,557
Policy fee income	624	424	2,167	1,278
Realized investment (losses) gains	(4)	123	26	416
Gain on bargain purchase	—	—	179	936
Other	211	150	641	808

Total revenue	31,481	19,713	111,988	57,243

Expenses

Losses and loss adjustment expenses	15,017	10,431	50,382	31,357
Policy acquisition and other underwriting expenses	6,611	3,529	19,690	10,572
Other operating expenses	4,728	2,447	13,401	6,932

Total expenses	26,356	16,407	83,473	48,861

Income before income taxes	5,125	3,306	28,515	8,382

Income taxes	2,299	1,232	11,459	3,214

Net income	$2,826	2,074	17,056	5,168

Preferred stock dividends	(42)	(218)	(286)	(596)

Income available to common stockholders	$2,784	1,856	16,770	4,572

Basic earnings per common share	$0.30	$0.30	$2.08	$0.75

Diluted earnings per common share	$0.27	$0.27	$1.79	$0.70

Dividends per common share	$0.20	$0.10	$0.55	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$2,826	2,074	17,056	5,168

Other comprehensive income:
Change in unrealized gain (loss) on investments:
Unrealized gain arising during the period	1,223	(111)	2,672	156
Reclassification adjustment for realized (losses) gains	4	(123)	(26)	(416)

Net change in unrealized gain (loss)	1,227	(234)	2,646	(260)
Deferred income taxes on above change	(474)	96	(1,021)	106

Total other comprehensive income (loss)	753	(138)	1,625	(154)

Comprehensive income	$3,579	1,936	18,681	5,014

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,056	5,168
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	522	22
Net amortization of premiums on investments in fixed-maturity securities	222	115
Depreciation and amortization	1,023	325
Deferred income taxes	2,324	975
Realized gains on sales of investments	(26)	(416)
Gain on bargain purchase	(179)	(936)
Changes in operating assets and liabilities:
Premiums receivable	(5,277)	(4,228)
Assumed reinsurance balances receivable	1,687	(37)
Advance premiums	4,570	3,470
Prepaid reinsurance premiums	(7,612)	559
Accrued interest and dividends receivable	74	(64)
Income taxes receivable	(1,495)	(774)
Other assets	(149)	(189)
Assumed reinsurance balances payable	1,329	—
Deferred policy acquisition costs	(227)	(1,750)
Losses and loss adjustment expenses	11,302	1,547
Unearned premiums	12,168	13,255
Income taxes payable	(4,956)	(310)
Accrued expenses and other liabilities	4,966	1,776

Net cash provided by operating activities	37,322	18,508

Cash flows from investing activities:
Cash consideration paid for acquired business, net of cash acquired	(8,157)	(5,110)
Purchase of property and equipment, net	(952)	(3,021)
Purchase of other investments	(1,119)	—
Purchase of fixed-maturity securities	(9,601)	(29,396)
Purchase of equity securities	(6,018)	(5,568)
Proceeds from sales, calls and repayments of fixed-maturity securities	4,936	22,847
Proceeds from sales of equity securities	2,063	1,524
Decrease (increase) in time deposits, net	5,160	(409)

Net cash used in investing activities	(13,688)	(19,133)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	20,082	—
Net proceeds from the issuance of preferred stock	—	11,307
Proceeds from the exercise of common stock options	—	388
Proceeds from the exercise of common stock warrants	2,524	—
Cash dividends paid	(5,118)	(2,212)
Repurchases of common stock	—	(1,887)
Excess tax benefit from common stock options exercised	445	136

Net cash provided by financing activities	17,933	7,732

Net increase in cash and cash equivalents	41,567	7,107
Cash and cash equivalents at beginning of period	100,355	54,849

Cash and cash equivalents at end of period	$141,922	61,956

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,140	3,176

Cash paid for interest	$—	—

Non-cash investing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$1,625	(154)

Fair value of net assets acquired in connection with business acquisition	$8,267	5,685

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2012

(Unaudited)

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2011	1,247,700	$—	6,202,485	$—	$29,636	$33,986	$208	$63,830
Net Income	—	—	—	—	—	17,056	—	17,056
Change in unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	—	—	1,625	1,625
Exercise of common stock options	—	—	154,411	—	—	—	—	—
Exercise of common stock warrants	—	—	287,948	—	2,524	—	—	2,524
Excess tax benefit from stock options exercised	—	—	—	—	445	—	—	445
Conversion of preferred stock to common stock	(916,175)	—	916,175	—	—	—	—	—
Issuance of restricted stock	—	—	200,000	—	459	—	—	459
Issuance of common stock	—	—	1,840,000	—	20,082	—	—	20,082
Common stock dividends	—	—	—	—	—	(4,711)	—	(4,711)
Preferred stock dividends	—	—	—	—	—	(286)	—	(286)
Stock-based compensation	—	—	—	—	63	—	—	63

Balance at September 30, 2012	331,525	$—	9,601,019	$—	$53,209	$46,045	$1,833	$101,087

See accompanying Notes to Condensed Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2012.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies, continued

Goodwill. The Company is required to test goodwill for impairment at least annually or sooner in the event there are changes in circumstances indicating the asset may be impaired. The Company’s goodwill relates to a business acquisition completed in the fourth quarter of 2011. The Company plans to perform its goodwill impairment test in the fourth quarter of each year beginning with the fourth quarter in 2012. Thus, the Company did not recognize any impairment charges in the three and nine months ended September 30, 2012.

Foreign Currency. The functional currency of the Company’s foreign subsidiary is the U.S. dollar. As such, the monetary assets and liabilities of this subsidiary are remeasured into U.S. dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are remeasured using historical rates. Expenses recorded in the local currency are remeasured at the prevailing exchange rate. Exchange gains and losses resulting from these remeasurements are included in the results of operations.

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

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. ASC Topic 260 requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted-average participating securities by the sum of total weighted-average common shares and participating securities (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. Potentially dilutive securities at September 30, 2012 consisted of stock options, common stock warrants, and the 7.0% Series A cumulative convertible preferred stock issued on March 25, 2011 (see Note 10 – Stockholders’ Equity).

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2 – Recent Accounting Pronouncements

Accounting Standards Update No. 2012-02. In July 2012, the FASB issued Accounting Standard Update No. 2012-12 (“ASU 2012-12”), Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in ASU 2012-12 are effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-11. In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial and derivative instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-26. In October 2010, the FASB issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (ASC Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of the amendments in ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in ASU 2010-26 specify which costs should be capitalized. The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and can be applied prospectively upon adoption. Retrospective or prospective application is permitted. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company adopted ASU 2010-26 effective January 1, 2012 on a prospective basis. As such, the Company recognized additional amortization expense of $1.2 million with a corresponding decrease in deferred acquisition costs as of the date of adoption. This one-time adjustment reduced our net income for the nine months ended September 30, 2012 by approximately $741,000, or $0.09 earnings per diluted common share. In addition, certain direct marketing, compensation, and other administrative costs will no longer be deferred. Rather, such costs will be expensed as incurred beginning January 1, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

The Company holds investments in fixed-maturity securities as well as equity securities, which are classified as available-for-sale. At September 30, 2012 and December 31, 2011, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gain	Loss	Value
As of September 30, 2012
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$496	86	—	582
Corporate bonds	16,222	954	(17)	17,159
Commercial mortgage-backed securities	10,840	873	—	11,713
State, municipalities, and political subdivisions	10,205	872	—	11,077
Other	861	5	—	866

Total	$38,624	2,790	(17)	41,397

Equity securities	$9,311	451	(240)	9,522

As of December 31, 2011
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$509	47	—	556
Corporate bonds	10,199	58	(417)	9,840
Commercial mortgage-backed securities	10,574	314	(14)	10,874
State, municipalities, and political subdivisions	9,982	393	(3)	10,372
Other	2,883	117	—	3,000

Total	$34,147	929	(434)	34,642

Equity securities	$5,364	133	(290)	5,207

The scheduled maturities of fixed-maturity securities at September 30, 2012 are as follows (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale
Due in one year or less	$1,696	1,717
Due after one year through five years	10,619	11,057
Due after five years through ten years	10,227	11,027
Due after ten years	5,242	5,883
Commercial mortgage-backed securities	10,840	11,713

	$38,624	41,397

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments, continued

Investment Sales

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2012
Fixed-maturity securities	$2,517	1	(4)

Equity securities	$551	30	(31)

Three months ended September 30, 2011
Fixed-maturity securities	$3,233	154	(24)

Equity securities	$418	17	(24)

Nine months ended September 30, 2012
Fixed-maturity securities	$4,936	41	(7)

Equity securities	$2,063	38	(46)

Nine months ended September 30, 2011
Fixed-maturity securities	$22,847	523	(62)

Equity securities	$1,524	122	(167)

Amounts reported for the three and nine months ended September 30, 2011 include the gross realized gains and losses from equity option contracts. During the three and nine months ended September 30, 2011, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $11,000 and $84,000 and realized gains of $11,000 and $84,000 for the three and nine months ended September 30, 2011, respectively, which is included in the realized investment gains in the Condensed Consolidated Statements of Income. There were no open option contracts at September 30, 2011. The Company held no option contracts during the three and nine months ended September 30, 2012.

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

Securities with gross unrealized loss positions at September 30, 2012, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
As of September 30, 2012
Fixed-maturity securities
Corporate bonds	$—	—	(17)	971	(17)	971
Equity securities	(41)	1,279	(199)	413	(240)	1,692

Total available-for-sale securities	$(41)	1,279	(216)	1,384	(257)	2,663

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments, continued

The Company believes there are no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused by interest-rate changes. It is expected that the securities will not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at September 30, 2012.

Other Investments

Other investments consist primarily of real estate and the related assets and operations of the marina acquired in 2011 and the real estate and related assets of the marina and restaurant facilities acquired in April 2012 (see Note 5 – Business Acquisition). In addition, on May 21, 2012 the Company purchased approximately one-half acre of land adjacent to the existing Treasure Island, Florida property for a total purchase price of approximately $378,000. Operating activities related to the Company’s real estate investments include leasing of office and retail space to tenants, wet and dry boat storage, a restaurant, and fuel services with respect to marina clients and recreational boaters.

Other investments consist of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Building	$2,788	1,418
Land	10,619	4,438
Land improvements	1,326	283
Other	1,209	404

Total, at cost	15,942	6,543
Less: accumulated depreciation and amortization	(246)	(60)

Other investments	$15,696	6,483

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Fair Value Measurements, continued

The following table presents information about the Company’s available-for-sale securities measured at fair value as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2012
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$582	—	—	582
Corporate bonds	17,159	—	—	17,159
Commercial mortgage-backed securities	—	11,713	—	11,713
State, municipalities, and political subdivisions	11,077	—	—	11,077
Other	—	866	—	866

Total fixed-maturity securities	28,818	12,579	—	41,397
Equity securities	9,522	—	—	9,522

Total available-for-sale securities	$38,340	12,579	—	50,919

As of December 31, 2011
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$556	—	—	556
Corporate bonds	9,840	—	—	9,840
Commercial mortgage-backed securities	—	10,874	—	10,874
State, municipalities, and political subdivisions	10,372	—	—	10,372
Other	2,735	265	—	3,000

Total fixed-maturity securities	23,503	11,139	—	34,642
Equity securities	5,207	—	—	5,207

Total available-for-sale securities	$28,710	11,139	—	39,849

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

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2012 or the year ended December 31, 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 — Business Acquisition

Effective April 2, 2012, the Company, through its subsidiary, HCI Holdings LLC, acquired the assets and operations of John’s Pass Marina, Inc. and Rice Family Holdings, LLLP. The property consists primarily of ten acres of waterfront property and land improvements, which include a waterfront restaurant and a marina facility purchased for approximately $8.2 million. Operating activities at acquisition include the restaurant as well as wet boat storage for approximately 13 clients, and fuel services with respect to marina clients and recreational boaters. The Treasure Island, Florida property and operations were acquired to further strengthen and diversify the Company’s property portfolio and business operations.

The fair value of the net assets acquired was approximately $8.3 million, which exceeded the $8.2 million purchase price. As a result, the Company recognized a gain on bargain purchase in the amount of $179,000 ($119,000 net of tax), which is included in operations for the nine months ended September 30, 2012. The recorded gain is subject to adjustment as the Company will continue to evaluate the purchase price allocation during the measurement period. The following table summarizes the Company’s preliminary allocation of the net consideration paid to the fair value of the assets acquired, identifiable intangible assets acquired and liabilities assumed at April 2, 2012 (in thousands):

Property, plant and equipment	$8,280
Other assets	56
Cash	9
Deferred tax liability	(60)

Fair value of net assets acquired	8,285
Gain on bargain purchase, net of tax of $60	(119)

Cash consideration paid	$8,166

For the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the effects of this acquisition were not material to the Company’s condensed consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 — Reinsurance

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Premiums Written:
Direct	$53,676	39,409	175,518	109,370
Assumed	(150)	90	(1,770)	(2,261)

Gross written	53,526	39,499	173,748	107,109
Ceded	(22,506)	(13,211)	(53,475)	(41,607)

Net premiums written	$31,020	26,288	120,273	65,502

Premiums Earned:
Direct	$46,048	31,041	119,219	88,188
Assumed	7,061	700	42,360	5,667

Gross earned	53,109	31,741	161,579	93,855
Ceded	(22,506)	(13,211)	(53,475)	(41,607)

Net premiums earned	$30,603	18,530	108,104	52,248

During the three and nine months ended September 30, 2012 and 2011, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At September 30, 2012 and December 31, 2011, prepaid reinsurance premiums related to 31 and 18 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of September 30, 2012 and December 31, 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$37,313	24,973	27,424	22,146

Incurred related to:
Current period	16,787	14,951	51,188	30,383
Prior period	(1,770)	(4,520)	(806)	974

Total incurred	15,017	10,431	50,382	31,357

Paid related to:
Current period	(11,867)	(5,419)	(24,949)	(13,547)
Prior period	(1,737)	(6,292)	(14,131)	(16,263)

Total paid	(13,604)	(11,711)	(39,080)	(29,810)

Balance, end of period	$38,726	23,693	38,726	23,693

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8 — Income Taxes

During the three and nine months ended September 30, 2012, the Company recorded approximately $2.3 million and $11.5 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 45% and 40%, respectively. During the three and nine months ended September 30, 2011, the Company recorded approximately $1.2 million and $3.2 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of approximately 37% and 38%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state and foreign income taxes, stock-based compensation and other nondeductible items.

Note 9 — Earnings Per Share

Topic 260 of the FASB Accounting Standards Codification requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below (dollars and shares in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$2,826	—		$2,074	—

Less: Preferred stock dividends	(42)	—		(218)	—
Less: Income attributable to participating securities	(18)	—		—	—

Basic Earnings Per Share
Income allocated to common stockholders – basic earnings per share	2,766	9,238	$0.30	1,856	6,108	$0.30

Effect of Dilutive Securities
Stock options	—	222		—	298
Convertible preferred stock	42	441		218	1,248
Warrants	—	584		—	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,808	10,485	$0.27	$2,074	7,654	$0.27

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9 — Earnings Per Share, continued

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$17,056	—		$5,168	—

Less: Preferred stock dividends	(286)	—		(596)	—
Less: Income attributable to participating securities	(171)	—		—	—

Basic Earnings Per Share
Income allocated to common stockholders – basic earnings per share	16,599	7,968	$2.08	4,572	6,117	$0.75

Effect of Dilutive Securities
Stock options	—	230		—	378
Convertible preferred stock	286	783		596	864
Warrants	—	453		—	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$16,885	9,434	$1.79	$5,168	7,359	$0.70

For the three and nine months ended September 30, 2011, 1,738,335 warrants to purchase 905,001 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock.

Note 10 — Stockholders’ Equity

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

Note 10 — Stockholders’ Equity, continued

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

Common Stock Warrants

At September 30, 2012, the Company has reserved 1,055,928 shares of common stock for issuance upon the exercise of its common stock warrants. A summary of the warrants outstanding at September 30, 2012 is presented below:

	Number Of Warrants	Number of Common Shares Issuable Upon Conversion of
	Outstanding	Warrants Outstanding
Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of forfeitures and repurchases	71,667	71,667
Warrants issued in 2011*	1,000,000	500,000

Warrants outstanding at December 31, 2011	2,738,335	1,405,001
Exercise of warrants issued with IPO units	(554,812)	(277,402)
Adjustment for fractional shares	—	(4)
Forfeiture of placement agent warrants	(5,000)	(5,000)
Exercise of placement agent warrants	(66,667)	(66,667)

Warrants outstanding at September 30, 2012	2,111,856	1,055,928

*	In connection with the HomeWise assumption transaction in November 2011, the Company issued 1,000,000 warrants, which may be exercised to purchase 500,000 shares of the Company’s common stock at a per share exercise price of $9.10.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10 — Stockholders’ Equity, continued

During the nine months ended September 30, 2012, 10,546 shares of common stock were issued upon the cashless exercise of 66,667 placement agent warrants in February. As of September 30, 2012, there are no placement agent warrants outstanding.

On September 26, 2012, the Company announced its Board of Directors had fixed October 27, 2012 as the cancellation date for the IPO warrants. As such, the record holders of the IPO warrants have no further rights under the warrants on and after October 27, 2012.

The fair value of the warrants issued in 2011 was estimated on the date of issuance using the following assumptions and the Black-Scholes option pricing model:

Expected dividend yield	5.0%
Expected volatility	52%
Risk-free interest rate	0.23%
Expected life (in years)	1.75
Per share grant date fair value of warrants issued	$0.754

The Company is amortizing the $754,000 aggregate value of the warrants over the expected policy term of the policies assumed in the transaction. The warrants, the issuance of which is not registered or required to be registered under the Securities Act of 1933, are exercisable for a term beginning on November 1, 2011 and ending on July 31, 2013 unless cancelled earlier at the Company’s option under the terms specified by the warrant agreement.

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

Note 10 — Stockholders’ Equity, continued

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

During the three and nine months ended September 30, 2012, holders of 260,799 and 916,175 shares of Series A Preferred converted their Series A Preferred shares to 260,799 and 916,175 shares of common stock, respectively. There were no preferred stock conversions during the three and nine months ended September 30, 2011. As of September 30, 2012, 331,525 shares of Series A Preferred remain outstanding.

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

On September 19, 2012, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of September, October, and November 2012. The September 2012 dividend was paid on October 29, 2012 to shareholders of record at the close of business on October 1, 2012. The October 2012 dividend is payable on November 27, 2012 to shareholders of record at the close of business on November 1, 2012. The November 2012 dividend is payable on December 27, 2012 to shareholders of record at the close of business on December 3, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11 — Stock-Based Compensation

Stock Option and Incentive Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.”

The Company’s 2007 Stock Option and Incentive Plan (“2007 Plan”) provided for granting of stock-based compensation to employees, directors, consultants, and advisors of the Company. Under the 2007 Plan, an aggregate of 6,000,000 shares of the Company’s common stock could be granted, including through the grant of stock options and restricted stock. On April 20, 2012, the Company’s Board of Directors adopted, subject to shareholder approval, the 2012 Omnibus Incentive Plan (the “2012 Plan”). The 2012 Plan was approved by the Company’s shareholders effective as of May 24, 2012, at which time the 2007 Plan was terminated and the remaining 4,604,800 shares reserved for future issuance under the 2007 Plan were cancelled. The aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the 2012 Plan is 5,000,000 of which only 4,000,000 shares may be issued upon the exercise of incentive stock options. At September 30, 2012, no shares have been granted under the 2012 Plan and 5,000,000 shares are available for grant under the 2012 Plan.

Stock Options

Outstanding stock options granted under the 2007 Plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s 2007 Plan is as follows (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2011	620,000	$2.97
Exercised	(227,003)	3.29

Outstanding at September 30, 2012	392,997	2.79	5.0 years	$8,139

Exercisable at September 30, 2012	372,997	$2.60	4.8 years	$7,795

At September 30, 2012, there was approximately $30,000 of unrecognized compensation expense related to nonvested stock-based compensation related to stock options granted under the 2007 Plan, which the Company expects to recognize over a weighted-average period of 19 months. The total fair value of shares vesting and recognized as compensation expense was approximately $5,000 and $63,000, respectively, for the three and nine month periods ended September 30, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11 — Stock-Based Compensation, continued

There was no associated income tax benefit recognized in 2012 with respect to the compensation expense related to stock options. During the nine months ended September 30, 2012, a total of 227,003 options were exercised and net settled by surrender of 72,592 shares. The total intrinsic value of the options exercised during the nine months ended September 30, 2012 was $1,652,071 and the associated income tax benefit recognized was approximately $445,000. The total fair value of shares vesting and recognized as compensation expense was approximately $3,000 and $22,000, respectively, for the three and nine month periods ended September 30, 2011. There was no associated income tax benefit recognized with respect to the share compensation expense in 2011. The total intrinsic value of the 155,200 options exercised during the nine months ended September 30, 2011 was $727,000 and the income tax benefit recognized was $136,000.

No stock options were granted during the three and nine month periods ended September 30, 2012. In 2011, 30,000 options were granted on August 26, 2011, with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

Expected dividend yield	6.3%
Expected volatility	53.3%
Risk-free interest rate	0.97%
Expected life (in years)	5.00
Per share grant date fair value of options issued	$1.70

Restricted Stock Awards

During the nine months ended September 30, 2012, the Company granted restricted stock awards to certain executive officers in connection with their service to the Company. The terms of the Company’s restricted stock grants include both service and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only service-based conditions is based on the value of the Company’s stock on the grant date.

Information with respect to unvested restricted stock awards, which were granted in April and May 2012 under the Company’s 2007 Plan, is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2011	—	—
Issued	200,000	$12.91

Outstanding at September 30, 2012	200,000	$12.91

At September 30, 2012, there was approximately $2.1 million of total unrecognized compensation expense related to nonvested restricted stock arrangements granted under the Company’s 2007 Plan.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11 — Stock-Based Compensation, continued

The Company expects to recognize the remaining compensation expense over a weighted-average period of 37 months. No restricted stock was granted during the three and nine months ended September 30, 2011.

Note 12 — Commitments and Contingencies

In connection with the Company’s April 20, 2011 acquisition of the marina property located in Pinellas County, Florida, the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. The Company and its environmental consultants have assumed the remedial action work plan developed by prior management and its environmental consultant, which consists of completing the site assessment, performing soil excavation, and installing wells for collection of groundwater and soil samples throughout the monitoring phase of the project. At acquisition, the Company recorded a liability of $150,000 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the existing ongoing work plan. As of September 30, 2012, a total of $53,000 has been expended with respect to the site assessment and the remaining $97,000 accrued at acquisition is included in other liabilities in the accompanying condensed consolidated balance sheets. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan, it is possible that additional testing and additional environmental monitoring and remediation will be required as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could exceed the current estimated liability. However, based on information known at September 30, 2012, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Note 13 — Related Party Transaction

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 14 — Subsequent Events

On October 19, 2012, the Company’s Board of Directors declared quarterly and special dividends on its common shares of $0.225 and $0.10 per share, respectively. Both dividends will be paid on December 21, 2012 to shareholders of record at the close of business November 16, 2012.

On November 6, 2012, the Company assumed approximately 60,000 policies from Citizens Property Insurance Corporation representing approximately $150 million in additional annualized premiums.

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

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; changing rates of inflation; and other risks and uncertainties detailed herein and from time to time in our SEC reports.

OVERVIEW

General

Homeowners Choice, Inc. is a property and casualty insurance holding company incorporated in Florida in 2006. Through our subsidiaries, we provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. We offer these insurance products at competitive rates, while pursuing profitability using selective underwriting criteria. Our principal revenues are earned premiums, which are reported net of reinsurance costs, and investment income. We cede a substantial portion of our earned premiums to reinsurers to mitigate risks primarily associated with hurricanes and other catastrophic events. Our principal expenses are claims from policyholders, policy acquisition costs, and other underwriting expenses. As of September 30, 2012, we had total assets of $282.3 million and stockholders’ equity of $101.1 million. Our net income was approximately $2.8 million and $17.1 million, respectively, for the three and nine months ended September 30, 2012. Income available to common stockholders was approximately $2.8 million and $16.8 million, respectively, for the three and nine months ended September 30, 2012.

We began operations in June of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in eight separate assumption transactions which took place from July 2007 through December 2010 and one additional assumption transaction which was completed in November 2012 (see “Recent Developments”). In November 2011, we completed an assumption transaction with HomeWise Insurance Company (“HomeWise”) through which we acquired the Florida policies of HomeWise. Substantially all of our premium revenue since inception has come from the policies acquired in these assumption transactions. Through the Citizens assumptions and the HomeWise acquisition, we have been able to increase our geographic diversification within the state of Florida.

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

Recent Developments

Effective November 6, 2012, we assumed approximately 60,000 policies upon completion of our ninth assumption transaction with Citizens representing approximately $150 million in additional annualized premiums.

On October 25, 2012, shares of our common stock began trading on the New York Stock Exchange under the ticker symbol “HCI.”

On October 19, 2012, our Board of Directors declared quarterly and special dividends on its common shares of $0.225 and $0.10 per share, respectively. Both dividends will be paid on December 21, 2012 to shareholders of record at the close of business November 16, 2012.

On September 26, 2012, our Board of Directors fixed October 27, 2012 as the cancellation date for the warrants issued with our IPO shares. As such, record holders of the IPO warrants had no further rights under the warrants on and after October 27, 2012.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenue
Gross premiums earned	$53,109	31,741	161,579	93,855
Premiums ceded	(22,506)	(13,211)	(53,475)	(41,607)

Net premiums earned	30,603	18,530	108,104	52,248

Net investment income	47	486	871	1,557
Policy fee income	624	424	2,167	1,278
Realized investment (losses) gains	(4)	123	26	416
Gain on bargain purchase	—	—	179	936
Other income	211	150	641	808

Total operating revenue	31,481	19,713	111,988	57,243

Operating Expenses
Losses and loss adjustment expenses	15,017	10,431	50,382	31,357
Policy acquisition and other underwriting expenses	6,611	3,529	19,690	10,572
Other operating expenses	4,728	2,447	13,401	6,932

Total operating expenses	26,356	16,407	83,473	48,861

Income before income taxes	5,125	3,306	28,515	8,382
Income taxes	2,299	1,232	11,459	3,214

Net income	$2,826	2,074	17,056	5,168
Preferred stock dividends	(42)	(218)	(286)	(596)

Income available to common stockholders	$2,784	1,856	16,770	4,572

Ratios to Net Premiums Earned:
Loss Ratio	49.07%	56.29%	46.61%	60.02%
Expense Ratio	37.05%	32.25%	30.61%	33.50%

Combined Ratio	86.12%	88.54%	77.22%	93.52%

Ratios to Gross Premiums Earned:
Loss Ratio	28.28%	32.86%	31.18%	33.41%
Expense Ratio	21.35%	18.83%	20.48%	18.65%

Combined Ratio	49.63%	51.69%	51.66%	52.06%

Per Share Data:
Basic earnings per common share	$0.30	$0.30	$2.08	$0.75

Diluted earnings per common share	$0.27	$0.27	$1.79	$0.70

Comparison of the Three Months ended September 30, 2012 to the Three Months ended September 30, 2011

Our results of operations for the three months ended September 30, 2012 reflect income available to common stockholders of $2.8 million, or $0.27 earnings per diluted common share, compared to income available to common stockholders of $1.9 million, or $0.27 earnings per diluted common share, for the three months ended September 30, 2011.

Revenue

Gross Premiums Earned for the three months ended September 30, 2012 were $53.1 million and principally reflect the revenue from policies acquired from HomeWise and subsequent renewals and policies originally acquired from Citizens and subsequent renewals. Gross premiums earned for the three months ended September 30, 2011 were $31.7 million and principally reflect the revenue from policies assumed from Citizens and subsequent renewals.

Premiums Ceded for the three months ended September 30, 2012 and 2011 were approximately $22.5 million and $13.2 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 42.4% and 41.6% of gross premiums earned during the three months ended September 30, 2012 and 2011, respectively. The increase in 2012 is directly related to the increase in policy exposure primarily as a result of policies assumed from HomeWise in November 2011.

Net Premiums Earned for the three months ended September 30, 2012 and 2011 were $30.6 million and $18.5 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Net Premiums Written during the three months ended September 30, 2012 and 2011 totaled $31.0 million and $26.3 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	September 30,
	2012	2011
Net Premiums Written	$31,020	26,288
Increase in Unearned Premiums	(417)	(7,758)

Net Premiums Earned	$30,603	18,530

Net Investment Income for the three months ended September 30, 2012 and 2011 was $47,000 and $486,000, respectively. The decline in 2012 is primarily due to operating losses of the business activities associated with the real estate we acquired in April 2012. There were no other-than-temporary impairments recorded during the three months ended September 30, 2012 and 2011.

Realized Investment (Losses) Gains for the three months ended September 30, 2012 and 2011 of $(4,000) and $123,000, respectively, reflect the net (loss) gain realized from sales of securities during the period.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $15.0 million and $10.4 million, respectively, during the three months ended September 30, 2012 and 2011. Our losses for the three months ended September 30, 2012 include approximately $3.2 million related to case reported claims from Tropical Storm Debby and Tropical Storm Isaac, which occurred in June and August 2012, respectively. Our losses and loss adjustment expense reserves are more fully described below under the “Expenses” comparative for the nine months ended September 30, 2012 and 2011 and, additionally, under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2012 and 2011 of $6.6 million and $3.5 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes, marketing costs, and policy fees. The increase in 2012 is primarily attributable to commissions and premium taxes related to the increase in policy renewals in 2012.

Other Operating Expenses for the three months ended September 30, 2012 and 2011 were $4.7 million and $2.4 million, respectively. The $2.3 million increase is primarily attributable to a $1.5 million increase in compensation and related expenses and a $0.8 million increase in our other administrative costs, which include a variety of professional service fees, license fees, corporate insurance, lease expense, information system expense, and other general expenses. As of September 30, 2012, we had 137 employees located at our headquarters in Tampa, Florida compared to 93 employees as of September 30, 2011. We also have 62 employees located in Noida, India at September 30, 2012 versus none at September 30, 2011.

Income Taxes for the three months ended September 30, 2012 and 2011 were $2.3 million and $1.2 million, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 44.9% for 2012 and 37.3% for 2011. The increase in our effective tax rate in 2012 is primarily due to required minimum foreign income taxes related to our operations in India, which were acquired in November 2011, and an increase in nondeductible items in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Ratios:

The loss ratio applicable to the three months ended September 30, 2012 (loss and loss adjustment expenses related to net premiums earned) was 49.1% compared to 56.3% for the three months ended September 30, 2011.

The expense ratio applicable to the three months ended September 30, 2012 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 37.1% compared to 32.3% for the three months ended September 30, 2011.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended September 30, 2012 was 86.1% compared to 88.5% for the three months ended September 30, 2011.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended September 30, 2012 was 49.6% compared to 51.7% for the three months ended September 30, 2011.

Comparison of the Nine Months ended September 30, 2012 to the Nine Months ended September 30, 2011

Our results of operations for the nine months ended September 30, 2012 reflect income available to common stockholders of $16.8 million, or $1.79 earnings per diluted common share, compared to income available to common stockholders of $4.6 million, or $0.70 earnings per diluted common share, for the nine months ended September 30, 2011. Our results for the nine months ended September 30, 2012 and 2011 include bargain purchase gains on acquisitions of $179,000 ($119,000 net of tax) and $936,000 ($575,000 net of tax), respectively, or $0.02 and $0.08 diluted earnings per common share, respectively.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2012 were $161.6 million and reflect the revenue from policies acquired from HomeWise and subsequent renewals and policies originally assumed from Citizens and subsequent renewals. Gross premiums earned for the nine months ended September 30, 2011 were $93.9 million and principally reflect the revenue from policies assumed from Citizens and subsequent renewals.

Premiums Ceded for the nine months ended September 30, 2012 and 2011 were $53.5 million and $41.6 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 33.1% and 44.3% of gross premiums earned during the nine months ended September 30, 2012 and 2011, respectively. The decrease in 2012 is primarily due to lower costs during the first five months of 2012 related to policies assumed from HomeWise, which were subject to minimal reinsurance premiums.

Net Premiums Earned for the nine months ended September 30, 2012 and 2011 were $108.1 million and $52.2 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

Net Premiums Written during the nine months ended September 30, 2012 and 2011 totaled $120.3 million and $65.5 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net Premiums Written	$120,273	65,502
Increase in Unearned Premiums	(12,169)	(13,254)

Net Premiums Earned	$108,104	52,248

Net Investment Income for the nine months ended September 30, 2012 and 2011 was $0.9 million and $1.6 million, respectively. The decline in 2012 is primarily due to operating losses of the business activities associated with the real estate we acquired in April 2012. There were no other-than-temporary impairments recorded during the nine months ended September 30, 2012 and 2011.

Policy Fee Income for the nine months ended September 30, 2012 and 2011 was $2.2 million and $1.3 million, respectively, and reflects the policy fee income we earn with respect to our issuance of renewal policies. This increase is primarily due to the renewal of policies assumed in November 2011.

Realized Investment Gains for the nine months ended September 30, 2012 and 2011 of $26,000 and $416,000, respectively, reflects the net gain realized from sales of securities during the period.

Gain on Bargain Purchase was $179,000 ($119,000 net of tax), or $0.02 diluted earnings per common share, and $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share, for the nine months ended September 30, 2012 and 2011, respectively. The bargain purchase gains relates to our business acquisitions completed in April 2012 and in April 2011.

Other Income for the nine months ended September 30, 2012 and 2011 was $0.6 million and $0.8 million, respectively.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $50.4 million and $31.4 million, respectively, during the nine months ended September 30, 2012 and 2011. Our losses for the nine months ended September 30, 2012 include approximately $1.3 million and $2.7 million related to case reported claims from Tropical Storm Debby and Tropical Storm Isaac, respectively, which occurred in June and August 2012.

Our losses and loss adjustment expense reserves (“Reserves”), which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is our only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $27.4 million at December 31, 2011 to $38.7 million at September 30, 2012. The $11.3 million increase in our Reserves is comprised of $26.2 million in new reserves specific to the nine months ended September 30, 2012 offset by reductions of $11.0 million and $3.9 million in our Reserves for 2011 and 2010 and prior accident years, respectively. The $26.2 million in Reserves established for 2012 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2012. The decrease of $14.9 million specific to our 2011 and 2010 and prior accident-year reserves is due to favorable development arising from lower than expected loss development during 2012 relative to expectations used to establish our Reserves at the end of 2011. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our initial Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2012 and 2011 were $19.7 million and $10.6 million, respectively, and primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes, marketing costs, and policy fees. The $9.1 million increase in 2012 is primarily attributable to commissions and premium taxes related to the increase in policy renewals in 2012 combined with the one-time, $1.2 million adjustment specific to our adoption in January 2012 of Financial Accounting Standards Board Accounting Standards Update No. 2010-26 (see Note 2 – “Recent Accounting Pronouncements” to the unaudited condensed consolidated financial statements).

Other Operating Expenses for the nine months ended September 30, 2012 and 2011 were $13.4 million and $6.9 million, respectively. The $6.5 million increase is primarily attributable to a $4.0 million increase in compensation and related expenses and a $2.5 million increase in our administrative costs, which include a variety of professional service fees, license fees, corporate insurance, lease expense, information system expense, and other general expenses. As of September 30, 2012, we had 137 employees located at our headquarters in Tampa, Florida compared to 93 employees as of September 30, 2011. We also have 62 employees located in Noida, India at September 30, 2012 versus none at September 30, 2011.

Income Taxes for the nine months ended September 30, 2012 and 2011 were $11.5 million and $3.2 million, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 40.2% for 2012 and 38.3% for 2011. The increase in our effective tax rate in 2012 is primarily due to required minimum foreign income taxes related to our operations in India, which were acquired in November 2011.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2012 (loss and loss adjustment expenses related to net premiums earned) was 46.6% compared to 60.0% for the nine months ended September 30, 2011.

The expense ratio applicable to the nine months ended September 30, 2012 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 30.6% compared to 33.5% for the nine months ended September 30, 2011 (see Other Operating Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the nine months ended September 30, 2012 was 77.2% compared to 93.5% for the nine months ended September 30, 2011.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the nine months ended September 30, 2012 was 51.7% compared to 52.1% for the nine months ended September 30, 2011.

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

Common Stock

On April 19, 2012, we entered into an underwriting agreement (the “Underwriting Agreement”) pursuant to which we agreed to sell 1,600,000 shares of our common stock, no par value per share (the “Common Stock”), for $11.75 per share, less a 6.0% underwriting commission. Under the terms of the Underwriting Agreement, we granted the underwriter an option to purchase up to an additional 240,000 shares of Common Stock at the public offering price, less a 6.0% underwriting commission, within 45 days from the date of the Underwriting Agreement to cover over-allotments, if any. The offering was made pursuant to our effective registration statement on Form S-3, as amended (Registration Statement No. 333-180322), and the Prospectus Supplement dated April 19, 2012. On April 23, 2012, the underwriter elected to fully exercise its overallotment option. The closing of the sale of an aggregate of 1,840,000 shares of Common Stock occurred on April 25, 2012. The offering resulted in aggregate gross proceeds to us of approximately $21.6 million and net proceeds of approximately $20.1 million after underwriting commissions and offering expenses.

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

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of our common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10.00 per share; provided, however, that we may terminate this conversion right on or after March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of our common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Under certain circumstances, we will be required to adjust the conversion rate. The initial conversion price of $10.00 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to our common stock. During the nine months ended September 30, 2012, holders of 916,175 shares of Series A Preferred converted their Series A Preferred shares to 916,175 shares of common stock. There were 331,525 shares of Series A Preferred outstanding as of September 30, 2012. Shareholders of record of our Series A Preferred at the close of business on a date for determining shareholders entitled to dividends will be entitled to receive the dividends payable on their Series A Preferred shares on the corresponding dividend payment date notwithstanding the conversion of such Series A Preferred shares before the dividend payment date. The Series A Preferred terms include a provision requiring such shareholders to pay an amount equal to the amount of the dividend payable. However, we have permanently waived that requirement.

The Series A Preferred is not redeemable prior to March 31, 2014. If we issue a conversion cancellation notice, the Series A Preferred will be redeemable on or after March 31, 2014 for cash, at our option, in whole or in part, at $10.00 per share, plus accrued and unpaid dividends to the redemption date. Otherwise, the Series A Preferred will be redeemable for cash, at our option, in whole or in part, at a redemption price equal to $10.40 per share for redemptions on or after March 31, 2014; $10.20 per share for redemptions on or after March 31, 2015; and $10.00 per share for redemptions on or after March 31, 2016, in each case, plus accrued and unpaid dividends to the redemption date.

The Series A Preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption requirements.

Holders of the Series A Preferred shares generally have no voting rights, except under limited circumstances, and holders are entitled to receive cumulative preferential dividends when and as declared by our Board of Directors.

Cash Flows

Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 are summarized below.

Cash Flows for the Nine months ended September 30, 2012

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $37.3 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $13.7 million was primarily due to our business acquisition completed in April 2012 of $8.2 million, the purchases of available-for-sale securities of $15.6 million, the purchases of other investments of approximately $1.1 million, and the purchase of $1.0 million in property and equipment offset by redemptions of time deposits of $5.2 million, and the proceeds from sales of available-for-sale securities of $7.0 million. Net cash provided by financing activities totaled $17.9 million, which was primarily due to $20.1 million from the issuance of common stock and $2.5 million from the exercise of common stock warrants offset by $5.1 million in cash dividends paid.

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

At September 30, 2012, we have $50.9 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

As a smaller reporting company (as defined by Item 10(f)(1) of SEC Regulation S-K), we are not required to provide the information regarding contractual obligations required by Item 303(a)(5) of SEC Regulation S-K.

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

The IBNR reserves represent our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2012, $17.7 million of the total $38.7 million we have reserved for losses and loss adjustment expenses is specific to our estimate of claims incurred but not reported. The remaining $21.0 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At September 30, 2012, $7.3 million of the $21.0 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at September 30, 2012 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 30, 2012. For the nine months ended September 30, 2012, there have been no material changes with respect to any of our critical accounting policies apart from the change in accounting for our deferred policy acquisition costs as prescribed by the accounting standards update we adopted in January 2012 (see Note 2 to our Notes to Condensed Consolidated Financial Statements).

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Condensed Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined by Item 10(f)(1) of SEC Regulation S-K), we are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c) Repurchases of Securities

None.

Working Capital Restrictions and Other Limitations on Payment of Dividends

We are not subject to working capital restrictions or other limitations on the payment of dividends. Our insurance subsidiary, however, is subject to restrictions on the dividends it may pay to our parent corporation, Homeowners Choice, Inc. Those restrictions could impact our ability to pay future dividends.

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

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 29, 2011.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.3	Form of Warrant Certificate. Incorporated by reference to the correspondingly numbered exhibit to Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.4	Warrant Agreement dated July 30, 2008 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.5	Form of Warrant Certificate issued to Anderson & Strudwick, Incorporated. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.6	Form of Unit Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.5, 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate. Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

4.11	Warrant Agreement dated November 2, 2011 between Homeowners Choice, Inc. and Glencoe Acquisition, Inc. as to the issuance of 1,000,000 warrants. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.1	Excess of Loss Retrocession Contract issued to Claddaugh Casualty Insurance Company, Ltd. Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 13, 2012.

10.2	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Placement Agreement dated March 25, 2011 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to Exhibit 1.1 to our Form 8-K filed March 31, 2011.

10.4	Executive Employment Agreement dated July 1, 2011 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5	Homeowners Choice, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed April 27, 2012.

10.6	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.10	PR-M Non-Bonus Assumption Agreement dated September 20, 2012 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed October 2, 2012.

10.11	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.12	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.16	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer B). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Lease Agreement dated April 8, 2008 between 2340 Drew St, LLC and Homeowners Choice, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.19	Reimbursement Contract effective June 1, 2012 between Homeowners Choice Property and Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.22	All other perils reinsurance agreement effective January 1, 2012 through May 31, 2012 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and various reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.23	Retention bonus agreement dated February 16, 2012 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.24	Executive Employment Agreement dated March 8, 2012 between Homeowners Choice, Inc. and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.25	Assumption Agreement dated November 2, 2011 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and HomeWise Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.26	Commercial Real Estate Contract dated March 9, 2012 among HCI Holdings LLC and Rice Family Holdings, LLLP, John’s Pass Marina, Inc. and Gators on the Pass, Inc. Incorporated by reference to Exhibit 10.26 of our Form 10-Q filed May 14, 2012.

10.27	Restricted Stock Agreement dated April 20, 2012 whereby the Company issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28	Restricted Stock Agreement dated May 8, 2012 whereby the Company issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29	Restricted Stock Agreement dated May 8, 2012 whereby the Company issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30	Restricted Stock Agreement dated May 8, 2012 whereby the Company issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.(1)

101.SCH	XBRL Taxonomy Extension Schema.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(1)

101.DEF	XBRL Definition Linkbase.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

(1)	Pursuant to Rule 406T of U.S. Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

November 13, 2012	By	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 13, 2012	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.