Form 10-K
period 2012-12-31
Homeowners Choice, Inc.
filed 2013-03-14
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(888) 210-5235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares, no par value	New York Stock Exchange
7% Series A Cumulative Redeemable	NASDAQ Capital Market
Preferred Stock, no par value
8.00% Senior Notes due 2020	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2012, computed by reference to the price at which the common stock was last sold on June 29, 2012, was $137,935,846.

The number of shares outstanding of the registrant’s common stock, no par value, on March 1, 2013 was 10,907,144.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I

ITEM 1 – Business

General

Homeowners Choice, Inc. (“HCI”) is a holding company owning subsidiaries primarily engaged in the property and casualty insurance business. Homeowners Choice, Inc. was incorporated in Florida in 2006. References to “we,” “our,” “us,” “the Company,” or “HCI” in this Form 10-K generally refer to Homeowners Choice, Inc. and its subsidiaries. Our principal executive offices are located at 5300 West Cypress Street, Suite 100, Tampa, Florida 33607, and our telephone number is (888) 210-5235.

Our principal operating subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) was incorporated and began operations in 2007. Through HCPCI, we currently provide property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. HCPCI’s operations are supported by the following HCI subsidiaries:

•	Homeowners Choice Managers, Inc. – acts as managing general agent and provides marketing, underwriting, claims settlement, accounting and financial services to HCPCI;

•	Southern Administration, Inc. – provides policy administration services to HCPCI; and

•	Claddaugh Casualty Insurance Company, Ltd. – participates in the reinsurance program to HCPCI.

In addition, while not material to our consolidated financial statements, HCI has various subsidiaries primarily engaged in the businesses of owning and leasing real property, operating marina facilities and one restaurant and developing software.

Financial Highlights

We have one reportable segment for financial reporting purposes. We currently operate our business as a single segment based on the manner in which we review and evaluate our business and financial performance. The following table summarizes our financial performance during the years ended December 31, 2012, 2011 and 2010:

(Dollars in millions except per share amounts)
For the year ended December 31:	2012	2011	2010
Net premium earned	$157.7	88.1	62.4
Total revenue	$163.1	93.8	68.6
Losses and loss adjustment expenses	$66.3	48.2	37.7
Income before income taxes	$49.6	16.4	8.6
Net income	$30.2	10.0	5.4
Income available to common stockholders	$29.8	9.1	5.4

Earnings per share of common stock:
Basic	$3.45	$1.49	$0.88
Diluted	$3.02	$1.34	$0.81

Dividends per common share	$0.88	$0.53	$0.30

Net cash provided by operating activities	$106.3	56.0	16.1

Cash dividends paid on common stock	$8.1	3.2	1.9

At December 31:
Total investments	$60.9	58.8	43.5
Cash and cash equivalents	$230.2	100.4	54.8
Total assets	$338.3	214.8	140.9
Total stockholders’ equity	$121.3	63.8	46.6
Common shares outstanding (in millions)	10.9	6.2	6.2

Property and Casualty Insurance Business

HCPCI began operations in July of 2007 by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. Policies were assumed in nine separate assumption transactions which took place from July 2007 through November 2012. In addition, we completed an assumption transaction with HomeWise Insurance Company (“HomeWise”) in November 2011 through which we acquired the Florida policies of HomeWise. Substantially all of our premium revenue since inception has come from the policies acquired in these assumption transactions and subsequent renewals. Through the Citizens and HomeWise assumptions, we have over time been able to increase our geographic diversification within the state of Florida.

Citizens requires us to offer renewals on the policies we acquire in the take-out program for a period of three years subsequent to the initial expiration of the assumed policies. The policyholders have the option to renew with us or they may ask their agent to place their coverage with another insurance company. With respect to the assumptions through December 31, 2009, policyholders could also elect to return to Citizens, or opt out, prior to the policy renewal date. With respect to our December 2010 and November 2012 assumptions, the opt-out provision was limited to the thirty day period following the assumption date. We strive to retain these policies by offering competitive rates to our policyholders. We intend to selectively pursue additional assumption transactions with Citizens in the future.

We face various challenges to implementing our operating and growth strategies. Since we write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. To mitigate our risk of such catastrophic losses, we cede a portion of our exposure to reinsurers under contracts called catastrophe excess of loss reinsurance treaties. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida, which must approve our policy forms and premium rates as well as monitor HCPCI’s ability to meet all requirements for regulatory compliance. Additionally, we may compete with large, well-established insurance companies, possessing greater financial resources, larger agency networks, and greater name recognition. See Item 1A, “Risk Factors,” below.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies. We believe that we have approximately 20 material competitors writing homeowners’ property and casualty insurance in the state of Florida. Since beginning business in 2007, we have grown our business to become the eighth largest provider of homeowners’ property and casualty insurance in the state of Florida based on approximately $215 million of annualized gross premiums as of June 30, 2012, derived from 110,000 policies in force, according to data from the Florida Office of Insurance Regulation (“FLOIR”).

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

Our competitive strategies focus on the following key areas:

•	Exceptional service – We are committed to maintaining superior service to our policyholders and agents.

•	Disciplined underwriting – We analyze exposures and utilize available underwriting data to ensure policies meet our selective criteria.

•	Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents.

•	New product offerings – We may cross-sell additional insurance products to our existing policyholders in order to broaden our lines of business and product mix.

•	Geographical expansion – We plan to seek opportunities to expand our business within the state of Florida and perhaps into other states to increase overall geographic diversification.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms typically occur during the period from June 1 through November 30 each year. With our reinsurance treaty year effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or a change in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

Government Regulation

We are subject to the laws and regulations in Florida, and the regulations of any other states in which we may seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders opposed to the interests of shareholders. Such regulations relate to a wide variety of financial and non-financial matters including —

•	authorized lines of business;

•	capital and surplus requirements;

•	approval of allowable rates and forms;

•	approval of reinsurance contracts;

•	investment parameters;

•	underwriting limitations;

•	transactions with affiliates;

•	dividend limitations;

•	changes in control; and

•	market conduct.

Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition.

Regulatory Uncertainty

Certain states including Florida have adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies. The Florida legislature continuously considers bills affecting the residential property insurance market in the state. Current law penalizes insurers for noncompliance with the insurance code, establishes a private cause of action relating to claims payment practices, extends the notice period applicable to non-renewals of certain residential policies, prevents non-renewals and cancellation except for material misrepresentation and non-payment of premium and establishes procedures governing rate filings. Any changes in such laws and regulations could materially and adversely affect our operations or our ability to expand.

State Licensure and Approval

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

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. In accordance with the National Association of Insurance Commissioners, the FLOIR intends to comply with recent initiatives recommending that all insurance companies under the same insurance holding company registration statement be subjected to concurrent triennial examinations. Our subsidiary, HCPCI, is subject to FLOIR examinations.

Liability for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses represents estimates of the total cost of (i) claims that have been incurred, but not yet paid, (ii) claims that have been “incurred but not yet reported” (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. We base our estimates on various assumptions and actuarial data we believe to be reasonable under the circumstances. The process of estimating the liability is inherently judgmental and is influenced by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments.

Significant time can elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. Our liability for losses and LAE, which represents the best estimate at a given point in time based on facts, circumstances and historical trends then known, may necessarily be adjusted to reflect additional facts that become available during the loss settlement period.

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2012, 2011 and 2010, see Note 8 – “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our losses and LAE represent estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE for the years 2007 (inception) through 2012 (dollars in thousands):

Schedule of Loss Development

	Years Ended December 31,
	2007	2008	2009	2010	2011	2012
Originally estimated losses and LAE[1]	$1,688	14,763	19,178	22,146	27,424	41,168
Re-estimated losses and LAE[2] as of:
1 year later	1,412	10,879	18,399	26,776	27,309
2 years later	1,236	10,991	19,866	26,003
3 years later	1,268	11,661	19,361
4 years later	1,327	11,528
5 years later	1,330
Cumulative redundancy (deficiency)[3]	358	3,235	(183)	(3,857)	115

Cumulative amount of liability paid as of:
1 year later	760	7,725	10,481	16,833	15,652
2 years later	1,108	9,229	15,336	20,708
3 years later	1,108	10,339	17,065
4 years later	1,327	10,947
5 years later	1,330

Gross premiums earned	$29,360	61,925	110,011	119,757	143,606	233,607

1	Represents management’s original best estimated liability of (i) unpaid claims, (ii) IBNR, and (iii) loss adjustment expenses.
2	Represents the re-estimated liabilities in later years of unpaid claims, IBNR and loss adjustment expenses for each of the respective years.
3	Represents the difference between the latest re-estimate and the original estimate. A redundancy means the original estimate is higher than the current estimate whereas a deficiency means that the original estimate is lower than the current estimate.

Other Operations

In April 2011, we acquired real property that included a marina operation in Tierra Verde, Florida, and in April 2012, we acquired property in Treasure Island, Florida that includes a marina operation and restaurant. In November 2011, we acquired a small software development company (Unthink Technologies Private Ltd.) located in India. In June 2010, we purchased real estate including an office building in Tampa, Florida that we use for our headquarters and in which we currently lease approximately 46,000 square feet to non-affiliates.

We do not believe that any of these non-insurance operations are material, either individually or in the aggregate, to our consolidated financial statements or consolidated results of operations.

Environmental Matters

Our subsidiaries, which own waterfront property including marina facilities, are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. For a discussion of the liability assumed in connection with our acquisition of such marina facilities and the ongoing remedial action, see Note 13 – “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Employees

As of February 20, 2013, we employed approximately 150 full-time individuals working primarily from our headquarters in Tampa, Florida and approximately 60 employees located in Noida, India. As of such date, our real estate operations have approximately 80 employees leased through professional employer organizations.

Available Information

We file annual, quarterly, and current reports with the Securities and Exchange Commission (“SEC”). These filings are accessible free of charge on our website, www.hcigroup.com (click “SEC filings” at the “Investors” tab), as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, which you can access via the SEC’s website at www.sec.gov. In addition, these filings are accessible at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

A single catastrophic event, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting the state of Florida could have a disproportionately adverse impact on our business, financial condition, and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in the state of Florida subjects it to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms, and tornados. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in the state of Florida could also make it less attractive for us to do business in Florida and would have a more pronounced effect on our business than it would on other insurance companies that are geographically diversified. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in the state of Florida could have an adverse effect on our business, financial condition, and results of operations.

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

Our business could be harmed if we lose the services of our key personnel.

Our operations are highly dependent on the efforts of our senior executive officers, particularly our chief executive officer, Paresh Patel, as well as our chief financial officer,

Richard Allen, and Scott Wallace, HCPCI’s president. The loss of their leadership, industry knowledge and experience could negatively impact our operations. With the exception of Mr. Patel, Mr. Allen and Mr. Wallace, we have no employment agreements with any of our personnel nor do we offer any guarantee of any employee’s ongoing service. We maintain key-man life insurance on Mr. Patel although such policy may be insufficient to cover us for the damage resulting to our company from the loss of Mr. Patel’s services.

We do not have significant redundancy in our operations.

We conduct our business primarily from offices located in Tampa, Florida where tropical storms could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business as we do not have significant redundancies to replace our facilities if functionality is impaired. We contract with a third party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. Access to these databases is strictly controlled and limited to authorized personnel. While we have implemented daily off-site backups, we have not fully tested our plan to recover data in the event of a disaster. Additionally, effective February 28, 2013, we have purchased an office building in Ocala, Florida to be used by us primarily in the event a catastrophic event impacts our home office and support operations.

Our information technology systems may fail or suffer a loss of security which could adversely affect our business.

Our insurance business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., the printing and mailing of our policies, endorsements, renewal notices, etc.). The successful operation of our systems depends on a continuous supply of electricity. The failure of these systems or disruption in the supply of electricity could interrupt our operations and result in a material adverse effect on our business.

The development and expansion of our insurance business is dependent upon the successful development and implementation of advanced computer and data processing systems. Because HCPCI intends to expand its business by writing additional voluntary policies, we are enhancing our information technology systems to handle and process an increased volume of voluntary policies. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations.

Because we believe that our independent insurance agents will play a key role in our efforts to increase the number of voluntary policies written by HCPCI, we are also in the process of developing business platforms and distribution initiatives that will allow us to provide information to, and exchange information with, our agents in an effective and efficient manner. These systems are intended to provide us with current information regarding the insurance markets in which we operate, therefore permitting us to adjust our selective underwriting criteria as needed to rapidly respond to market changes. In the event that the development of these systems does not proceed as planned, the expansion of our business could be delayed. Internet disruptions or system failures once these systems are fully operational could also adversely affect our future business volume and results of operations.

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential business and policyholder information in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

Increased competition, competitive pressures, industry developments, and market conditions could affect the growth of our business and adversely impact our financial results.

The property and casualty insurance industry in Florida is cyclical and highly competitive. We compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field, and other companies that write insurance only in Florida. Many of these competitors have greater financial resources, larger agency networks and greater name recognition than our company. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverage offered, availability of coverage desired by customers, commission structure, and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

Our ability to compete in the property and casualty insurance industry and our ability to expand our business may be negatively affected by the fact that we are a new company. We do not have an A.M. Best rating and do not expect to obtain such a rating in the near future. HCPCI has obtained a Demotech rating of “A Exceptional,” which is accepted by major mortgage companies operating in the state of Florida and many other states. However, some mortgage companies may require homeowners to obtain property insurance from an insurance company with a certain minimum A.M. Best rating, and such a requirement could prevent us from expanding our business, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies. In addition, a downgrade or loss of our Demotech rating could result in a substantial loss of business in the event insureds move their business to insurers with a sufficient financial strength rating.

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

•	programs in which federally or state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets;

•	changes in Florida’s regulatory climate; and

•	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to HCPCI.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available.

If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.

If our actual losses from claims exceed our loss reserves, our financial results would be adversely affected.

Our objective is to establish loss reserves that are adequate and represent management’s best estimate; that is, the amounts initially recorded as reserves should approximate the ultimate cost to investigate and settle a specific claim. However, the process of establishing adequate reserves is complex and inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. We regularly monitor and evaluate loss and loss adjustment expense reserve development to determine reserve adequacy.

Due to these uncertainties, the ultimate losses may vary materially from current loss reserves which could have a material adverse effect on our future financial condition, results of operations and cash flows.

The failure of our claims department to pay claims accurately could adversely affect our insurance business, financial results and capital requirements.

We rely on our claims department to accurately evaluate and pay the claims made under our policies. Many factors could affect the ability of our claims department to accurately evaluate and pay claims, including the accuracy of our external independent adjusters as they make their assessments and submit their estimates of damages; the training, background, and experience of our claims representatives; the ability of our claims department to ensure consistent claims handling given the input by our external independent adjusters; the ability of our claims department to translate the information provided by our external independent adjusters into acceptable claims settlements; and the ability of our claims department to maintain and update its claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting. Any failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our corporate image and negatively affect our financial results.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued and renewed, and our financial position and results of operations may be adversely affected.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth will depend on our ability to expand the number of insurance policies we write in Florida, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the insurance risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our income from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

We may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained income will support our operations. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our available cash.

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of available cash invested. As we continue to grow and to deploy our capital, the proportion of income invested will decrease, and investment income will make up a smaller percentage of our net revenue. At December 31, 2012, approximately 16.3% of our available cash was invested in fixed-maturity and equity securities with the balance in cash and cash equivalents. We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners, and tenants for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have written, arising out of catastrophes that may have a significant effect on our business, results of operations, and financial condition. A significant catastrophe could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition.

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we risk non-collectability of reinsurance amounts due us from reinsurers with which we have contracted.

Reinsurance is a method of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The cost of such reinsurance is subject to prevailing market conditions beyond our control such as the amount of capital in the reinsurance market and natural and man-made catastrophes. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material adverse effect on our financial position, results of operations and cash flows.

With respect to the reinsurance treaties we currently have in effect, our ability to recover amounts due from reinsurers is subject to the reinsurance company’s ability and willingness to pay and to meet their obligations to us. We attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better or we require the reinsurer to fully collateralize its exposure. While we then monitor from time to time their financial condition, we rely principally on A.M. Best, our broker, and other rating agencies in determining their ability to meet their obligations to us. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material adverse effect on our financial condition or results of operations.

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

We utilize a number of strategies to mitigate risk exposure within our insurance business, which include:

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

Our insurance underwriting process is designed to limit our exposure to known risks, including but not limited to exclusions relating to homes in close proximity to the coast line. Various provisions of our policies, such as limitations or exclusions from coverage which have been negotiated to limit our risks, may not be enforceable in the manner we intend.

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

In addition, we could underprice risks, which would negatively affect our profit margins. We could also overprice risks, which could reduce our sales volume and competitiveness. In either event, our profitability could be materially and adversely affected.

Current operating resources are necessary to develop future new insurance products.

We may expand our product offerings by underwriting additional insurance products and programs, and marketing them through our independent agent network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products will also require regulatory approval, further increasing our costs and potentially affecting the speed with which we will be able to pursue new market opportunities. We cannot assure you that we will be successful bringing new insurance products to our marketplace.

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

In addition, state insurance regulations also frequently impose notice or approval requirements for the acquisition of specified levels of ownership in the insurance company or insurance holding company. For example, Section 428.461, Florida Statutes, states that a person may not, individually or in conjunction with any affiliated person of such person, acquire directly or indirectly, conclude a tender offer or exchange offer for, enter into any agreement to exchange securities for, or otherwise finally acquire 5 percent or more of the outstanding voting securities of a domestic stock insurer or of a controlling company, unless we are in compliance with certain notice and approval requirements.

We currently operate only in the state of Florida. In the future, we may become authorized to transact business in other states and therefore will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Since Florida is HCPCI’s state of domicile, Florida laws will generally take precedence. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

HCPCI is subject to extensive regulation which may reduce our profitability or limit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The insurance industry is highly regulated and supervised. HCPCI is subject to the supervision and regulation of the state in which it is domiciled (Florida) and the state(s) in which it does business (currently only Florida). Such supervision and regulation is primarily designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things —

•	the content and timing of required notices and other policyholder information;

•	the amount of premiums the insurer may write in relation to its surplus;

•	the amount and nature of reinsurance a company is required to purchase;

•	participation in guaranty funds and other statutorily created markets or organizations;

•	business operations and claims practices;

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their products;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of insurance company subsidiaries to pay dividends to insurance holding companies;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	the form and content of records of financial condition required to be filed; and

•	requiring reserves.

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

HCPCI is subject to assessments levied by the Florida Insurance Guaranty Association, Inc. While we can recover these assessments from policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material adverse effect on our results of operations in a particular reporting period.

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

Our marina operations are subject to regulation under various federal, state, and local laws concerning the environment.

In April 2011, we acquired real estate that included a marina operation in Tierra Verde, Florida, and in April 2012, we acquired real estate in Treasure Island, Florida that also includes a marina operation. Our marina operations are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws relating to our marina operations. With respect to an existing environmental remediation plan we assumed in April 2011 when we acquired the real estate in Tierra Verde, Florida, there can be no assurance that the remediation plan will be successful or that the cost will not exceed the $150,000 accrued at acquisition, of which $53,000 had been paid at December 31, 2012.

Our restaurant operations expose us to additional risks which could negatively impact our operating results and financial condition.

In April 2012, we acquired real estate in Treasure Island, Florida that includes a restaurant. Our restaurant operations could expose us to business risks that are different than the insurance business. For example, restaurant operations are dependent in large part on food, beverage, and supply costs that are not within our control. Also, the restaurant industry is affected by changes in consumer preferences and discretionary spending patterns that could adversely affect revenues from restaurant operations. Moreover, the restaurant industry is affected by litigation and publicity concerning food quality, health, and other issues which can cause guests to avoid restaurants and that can result in liabilities. Any one of these risks, among others, could negatively impact our operating results and financial condition.

Our operations in India expose us to additional risks which could negatively impact our business, operating results, and financial condition.

Our India operations expose us to additional risks including currency exchange rate fluctuations and risks related to other challenges caused by distance, language, and compliance with Indian labor laws and other complex foreign and U.S. laws and regulations that apply to our India operations. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, among others. Violations of these laws and regulations could result in fines and penalties, or criminal sanctions against us, our officers, or our employees. Although policies and procedures are designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

ITEM 1B – Unresolved Staff Comments

Not applicable.

ITEM 2 – Properties

On November 7, 2012, we entered into an agreement to lease 15,000 square feet of office space in Noida, India. The lease has an initial term of nine years commencing January 15, 2013 with monthly rental payments of approximately $10,200 plus applicable service tax for the first year. Thereafter the monthly rental payment will increase by five percent every year. We are entitled to terminate the lease after the 36-month period following the commencement date by providing 3 months’ written notice to the landlord.

On April 2, 2012, we purchased real estate in Treasure Island, Florida. Assets included with the acquisition consist of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility and the restaurant are currently operated by us.

On April 20, 2011, we purchased real estate in Tierra Verde, Florida. The real estate consists of 7.1 acres of land, a dry rack storage building with gross area of 57,500 square feet, and three buildings with retail space having an aggregate gross area of 25,082 square feet. This marina facility is being operated by us. Approximately 62% of the available retail space is leased to non-affiliates.

On June 1, 2010, we purchased real estate in Tampa, Florida. The real estate consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by us and our U.S. subsidiaries and serves as our principal executive and principal operational office. Since June 2011, the majority of our U.S. employees have been headquartered in the Tampa facility. In addition, we lease an aggregate of approximately 46,000 square feet to non-affiliates.

Rental expense under all facility leases was $527,000, $239,000 and $191,000 during the years ended December 31, 2012, 2011 and 2010, respectively, which includes expense in each year related to our former corporate headquarters.

ITEM 3 – Legal Proceedings

We are a party to claims and legal actions arising routinely in the ordinary course of our business. Although we cannot predict with certainty the ultimate resolution of the claims and lawsuits asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Markets for Common Stock

On October 25, 2012, our common stock began trading on the New York Stock Exchange under the symbol “HCI.” Prior to the aforementioned date, our common stock was traded on the NASDAQ Global Select Market under the symbol “HCII.” The following table represents the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market and the New York Stock Exchange for the periods indicated:

	Common Stock Price
	High	Low
Calendar Quarter – 2012
First Quarter	$14.14	7.88
Second Quarter	$17.60	11.85
Third Quarter	$23.98	16.51
Fourth Quarter	$26.60	18.29

Calendar Quarter – 2011
First Quarter	$8.70	7.81
Second Quarter	$8.24	6.27
Third Quarter	$7.00	6.05
Fourth Quarter	$8.24	6.07

Holders

As of March 1, 2013, the market price for our common stock was $20.57 and there were 142 holders of record of our common stock.

Dividends

The declaration and payment of dividends is at the discretion of our board of directors. Our ability to pay dividends depends on many factors, including the Company’s operating results, financial condition, capital requirements, and legal and regulatory constraints and requirements on the payment of dividends, which are discussed in Note 15 - “Regulatory Requirements and Restrictions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10K, and such other factors as our board of directors deems relevant. The following table represents the frequency and amount of all cash dividends declared on common equity for the two most recent fiscal years:

Declaration Date	Payment Date	Date of Record	Per Share Amount
1/26/2011	3/18/2011	2/18/2011	$0.100
4/26/2011	6/17/2011	5/20/2011	$0.100
7/26/2011	9/16/2011	8/19/2011	$0.100
11/21/2011	12/16/2011	12/1/2011	$0.125
11/21/2011	12/16/2011	12/1/2011	$0.100
1/16/2012	3/16/2012	2/17/2012	$0.150
3/28/2012	6/15/2012	5/17/2012	$0.200
7/25/2012	9/21/2012	8/17/2012	$0.200
10/19/2012	12/21/2012	11/16/2012	$0.225
10/19/2012	12/21/2012	11/16/2012	$0.100

Under Florida law, a domestic insurer such as HCPCI, may not pay any dividend or distribute cash or other property to its stockholder except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida statutes preclude HCPCI from making dividend payments or distributions to its stockholder, Homeowners Choice, Inc., without prior approval of the FLOIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

We currently expect that we will continue to pay cash dividends on our common stock at a rate comparable to our historical dividend payments, although we are not obligated to do so and may discontinue cash dividends or change the cash-dividend rate on our common stock at any time and for any reason.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2012. We currently have no equity compensation plans not approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	280,000	$2.91	4,953,680

Performance Graph

The line graph presented below compares the cumulative total dollar stockholder return on our common stock for the period beginning September 15, 2008* and ending on December 31, 2012 with those of the Russell 2000 Index for a broad equity market index and the NASDAQ Insurance Index for a peer group. The graph shows the change in value of an initial $100 investment over the aforementioned period, assuming all dividends are reinvested.

*	September 15, 2008 represents the date that our common stock and warrants issued in our initial public offering commenced trading separately on the exchange.

Recent Sales of Unregistered Securities

On November 2, 2011, we agreed to issue to Glencoe Acquisition, Inc., 1,000,000 warrants for the purchase of up to 500,000 of our common shares in connection with the HomeWise assumption transaction. These warrants were exercised on December 3, 2012. The warrants, and the shares issuable pursuant thereto, were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

ITEM 6 – Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data at December 31, 2012 and 2011 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010, 2009, and 2008, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The historical results are not necessarily indicative of the results to be expected in any future period.

	As of or for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Operating Revenue
Gross premiums earned	$233,607	143,606	119,757	110,011	61,925
Premiums ceded	(75,939)	(55,525)	(57,322)	(44,674)	(14,659)

Net premiums earned	157,668	88,081	62,435	65,337	47,266
Net investment income	980	2,061	1,962	1,793	1,622
Policy fee income	2,538	1,438	1,464	1,226	530
Realized investment gains	276	290	2,003	—	—
Gain on bargain purchase	179	936	—	—	—
Other income	1,424	1,003	751	22	115

Total operating revenue	163,065	93,809	68,615	68,378	49,533

Operating Expenses
Losses and loss adjustment expenses	66,310	48,243	37,667	35,230	21,528
Policy acquisition and other underwriting expenses	25,930	18,129	14,878	9,611	3,086
Goodwill impairment loss	161	—	—	—	—
Other operating expenses	21,084	11,032	7,484	5,788	4,124

Total operating expenses	113,485	77,404	60,029	50,629	28,738

Income before income taxes	49,580	16,405	8,586	17,749	20,795
Income taxes	19,423	6,441	3,164	6,839	8,140

Net income	$30,157	9,964	5,422	10,910	12,655
Preferred stock dividends	(322)	(815)	—	—	—

Income available to common stockholders	$29,835	9,149	5,422	10,910	12,655

Per Share Data:
Basic earnings per common share	$3.45	$1.49	$0.88	$1.62	$2.15

Diluted earnings per common share	$3.02	$1.34	$0.81	$1.52	$2.08

Dividends per common share	$0.88	$0.53	$0.30	$—	$—

Ratios to Net Premium Earned:
Loss Ratio	42.06%	54.77%	60.33%	53.92%	45.55%
Expense Ratio	29.92%	33.11%	35.82%	23.57%	15.25%

Combined Ratio	71.98%	87.88%	96.15%	77.49%	60.80%

Ratios to Gross Premiums Earned:
Loss Ratio	28.39%	33.59%	31.45%	32.02%	34.76%
Expense Ratio	20.19%	20.31%	18.67%	14.00%	11.65%

Combined Ratio	48.58%	53.90%	50.12%	46.02%	46.41%

Consolidated Balance Sheet Data:
Total investments	$60,916	58,759	43,481	48,343	27,582
Total cash and cash equivalents	$230,214	100,355	54,849	43,453	81,060
Total assets	$338,288	214,818	140,948	137,892	131,989
Total stockholders’ equity	$121,253	63,830	46,629	45,378	37,393

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

In addition to historical information, this annual report on Form 10-K contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums and other risks and uncertainties and other factors listed under Item 1A - “Risk Factors” and elsewhere in this annual report on Form 10-K and in our other Securities and Exchange Commission filings.

OVERVIEW

General

HCI is a Florida-based holding company primarily providing property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida through its subsidiaries. We offer insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

We began operations in 2007 by participating in a “take-out program” which is a legislatively mandated program designed to encourage private companies to assume policies from Citizens. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens and one from HomeWise. This growth track has been beneficial to us in terms of reduced policy acquisition and reinsurance costs. Even though expanding our policyholder base through opportunistic assumptions continues to be important to our growth plan, we plan to seek opportunities to expand and to provide new product offerings.

Recent Developments

On February 28, 2013, we purchased real estate in Ocala, Florida for a total purchase price of $2.0 million. The real estate consists of 1.6 acres of land and a vacant office building with gross area of approximately 16,000 square feet. The facility will be used by us primarily in the event a catastrophic event impacts our home office and support operations.

On January 17, 2013, we completed the sale of unsecured senior notes in a public offering for an aggregate principal amount of $35 million. In addition, effective January 25, 2013, we received an aggregate principal amount of $5.3 million pursuant to the underwriters’ exercise of the over-allotment option. The combined net proceeds after underwriting and issuance costs approximate $38.7 million. The offering was made pursuant to our effective registration statement on Form S-3, as amended (Registration Statement No. 333-185228) and our Prospectus Supplement dated January 10, 2013. The notes, due in 2020, bear interest at a fixed annual rate of 8% which is payable quarterly. The notes may be redeemed, in whole or in part, at any time on and after January 30, 2016 and will rank on parity with all of our future unsecured senior debt.

On January 22, 2013, our Board of Directors declared a quarterly dividend of $0.225 per common share. The dividends will be paid March 15, 2013 to stockholders of record on February 15, 2013.

HCPCI received a Notice of 2012 Assessment from the Florida Insurance Guaranty Association, Inc. (“FIGA”) that was issued on November 21, 2012. All admitted carriers in Florida that transact the statutorily covered lines of business are required to become members of FIGA, which was formed to provide a mechanism for the payment of covered claims in the event of the insolvency of an insurer. The assessment, which was approved by the FLOIR, is equal to 0.9% of each insurer’s net direct written premiums for the 2011 calendar year from specified categories of property and liability lines of business. The amount of the assessment was approximately $1.1 million, of which $657,000 was charged to our operations in the fourth quarter of 2012 and the balance of $482,000 was recorded as an asset recoverable from policyholders. HCPCI has filed with the FLOIR to enable HCPCI to recover the full amount of this assessment from its policyholders.

Effective November 6, 2012, we assumed approximately 60,000 policies upon completion of our ninth assumption transaction with Citizens representing approximately $150 million in additional annualized premiums.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Our results of operations for the year ended December 31, 2012 reflect income available to common stockholders of $29.8 million, or $3.02 earnings per diluted common share, compared with income available to common stockholders of $9.1 million, or $1.34 earnings per diluted common share, for the year ended December 31, 2011. Our results for the years ended December 31, 2012 and 2011 include bargain purchase gains on acquisitions of $179,000 ($110,000 net of tax) and $936,000 ($575,000 net of tax), respectively, or $0.01 and $0.08 diluted earnings per common share, respectively.

Revenue

Gross Premiums Earned for the year ended December 31, 2012 were $233.6 million and reflect the revenue from policies acquired from HomeWise in November 2011 and policies originally assumed from Citizens and subsequent renewals, including approximately 60,000 policies assumed in November 2012. Gross premiums earned for the year ended December 31, 2011 were $143.6 million and principally reflect the revenue from policies assumed from Citizens and subsequent renewals.

Premiums Ceded for the years ended December 31, 2012 and 2011 were $75.9 million and $55.5 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 32.5% and 38.7% of gross premiums earned during the years ended December 31, 2012 and 2011, respectively. The percentage decrease in 2012 is primarily due to lower costs during the first five months of 2012 related to policies assumed from HomeWise, which were subject to minimal reinsurance premiums. In addition, we have two months of earned premium in 2012 related to the November 2012 Citizens assumption with no associated increase in reinsurance premium.

Net Premiums Earned for the years ended December 31, 2012 and 2011 were $157.7 million and $88.1 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

Net Premiums Written during the years ended December 31, 2012 and 2011 totaled $203.2 million and $131.7 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended
	December 31,
	2012	2011
Net Premiums Written	$203,240	131,724
Increase in Unearned Premiums	(45,572)	(43,643)

Net Premiums Earned	$157,668	88,081

Net Investment Income for the years ended December 31, 2012 and 2011 was $1.0 million and $2.1 million, respectively. The decline in 2012 is primarily due to operating losses incurred with respect to certain operations of our real estate investments.

Policy Fee Income for the years ended December 31, 2012 and 2011 was $2.5 million and $1.4 million, respectively, and reflects the policy fee income we earn with respect to our issuance of renewal policies.

Gain on Bargain Purchase was $179,000 ($110,000 net of tax), or $0.01 diluted earnings per common share, and $936,000 ($575,000 net of tax), or $0.08 diluted earnings per common share, for the years ended December 31, 2012 and 2011, respectively. The bargain purchase gains relate to our business acquisitions completed in April 2012 and in April 2011.

Other Income for the years ended December 31, 2012 and 2011 was $1.4 million and $1.0 million, respectively. The increase in other income in 2012 is primarily due to policy payment plan fees.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $66.3 million and $48.2 million, respectively, during the years ended December 31, 2012 and 2011. Our losses for the year ended December 31, 2012 include approximately $1.4 million and $2.1 million related to case reported claims from Tropical Storm Debby and Tropical Storm Isaac, respectively, which occurred in June and August 2012.

Our liability for losses and loss adjustment expense (“Reserves”), which is more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is HCPCI’s only line of business. These Reserves include both case reserves on reported claims and our reserves for “IBNR” losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $27.4 million at December 31, 2011 to $41.2 million at December 31, 2012. The $13.8 million increase in our Reserves is comprised of $29.5 million in new reserves specific to the year ended December 31, 2012 offset by reductions of $11.1 million and $4.7 million in our Reserves for 2011 and 2010 and prior loss years, respectively. The $29.5 million in Reserves established for 2012 claims is primarily due to the increase in our policy exposure. The decrease of $15.8 million specific to our 2011 and 2010 and prior loss-year reserves is due to favorable development arising from lower than expected loss development during 2012 relative to expectations used to establish our Reserve estimates at the end of 2011. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2012 and 2011 were $25.9 million and $18.1 million, respectively, and primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The $7.8 million increase in 2012 is primarily attributable to an increase in our commissions and premium taxes for policy renewals combined with the one-time, $1.2 million adjustment specific to our adoption in January 2012 of the accounting standard update related to deferred acquisition costs (see Note 2 – “Recent Accounting Pronouncements” to the consolidated financial statements).

Other Operating Expenses for the years ended December 31, 2012 and 2011 were $21.1 million and $11.0 million, respectively. The $10.1 million increase is primarily attributable to a $7.4 million increase in compensation and related expenses of which $2.4 million relates to an increase in stock-based compensation and cash bonus expense. The remaining increase of $2.7 million relates to our other administrative costs, which include a variety of professional service fees, license fees, corporate insurances, lease expense, information system expense, and other general expenses. Our 2012 compensation and related expenses include a full year of payroll expense related to our India operations (acquired in November 2011) and to the employees hired in late 2011 to service policies acquired from HomeWise. As of December 31, 2012, we had 145 employees located at our headquarters in Tampa, Florida compared to 119 employees as of December 31, 2011. We also had 62 employees located in Noida, India at December 31, 2012 versus 68 at December 31, 2011.

Income Taxes for the years ended December 31, 2012 and 2011 were $19.2 million and $6.4 million, respectively, for state, federal and foreign income taxes resulting in an effective tax rate of 39.2% for 2012 and 39.3% for 2011.

Ratios:

The loss ratio applicable to the year ended December 31, 2012 (loss and loss adjustment expenses related to net premiums earned) was 42.1% compared to 54.8% for the year ended December 31, 2011. Our loss ratio was positively impacted by a significant increase in our gross premiums earned during 2012 (see Gross Premiums Earned above).

The expense ratio applicable to the year ended December 31, 2012 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 29.9% compared to 33.1% for the year ended December 31, 2011. The decrease in our expense ratio is attributable to the significant increase in our gross premiums earned as we experienced an increase in other operating expenses during 2012 (see Other Operating Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the year ended December 31, 2012 was 72.0% compared to 87.9% for the year ended December 31, 2011.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the year ended December 31, 2012 was 48.6% compared to 53.9% for the year ended December 31, 2011.

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

Revenue

Gross Premiums Earned for the year ended December 31, 2011 were $143.6 million and principally reflect the revenue from policies acquired from Citizens and HomeWise and subsequent renewals. The policies acquired from HomeWise in November 2011 contributed approximately $18.3 million to our 2011 gross premiums earned. Gross premiums earned for the year ended December 31, 2010 were $119.8 million and principally reflect the revenue from policies we acquired from Citizens and subsequent renewals.

Premiums Ceded for the years ended December 31, 2011 and 2010 were $55.5 million and $57.3 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 38.7% and 47.9% of gross premiums earned during the years ended December 31, 2011 and 2010, respectively. The percentage decrease in 2011 is primarily due to lower costs related to policies assumed from HomeWise.

Net Premiums Earned for the years ended December 31, 2011 and 2010 were $88.1 million and $62.4 million, respectively, and reflect the gross premiums earned less reinsurance costs as described above. Net premiums earned increased by $25.7 million in 2011 compared to 2010 a result of the $23.8 million increase in gross premiums earned combined with a slight decrease of $1.9 million in premiums ceded.

Net Premiums Written during the years ended December 31, 2011 and 2010 totaled $131.7 million and $59.0 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs. The significant increase in 2011 compared to 2010 is directly attributed to the HomeWise assumption completed in November 2011.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2011 and 2010 (in thousands):

	Years Ended
	December 31,
	2011	2010
Net Premiums Written	$131,724	58,960
(Increase) Decrease in Unearned Premiums	(43,643)	3,475

Net Premiums Earned	$88,081	62,435

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

Other Income for the years ended December 31, 2011 and 2010 was $1.0 million and $0.8 million, respectively. Our other income in 2011 and 2010 is primarily rental income from our Tampa office building.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $48.2 million and $37.7 million, respectively, during the years ended December 31, 2011 and 2010.

Our Reserves, which are more fully described below under “Critical Accounting Policies and Estimates,” are specific to homeowners insurance, which is HCPCI’s only line of business. These Reserves include both case reserves on reported claims and our reserves for IBNR. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $22.1 million at December 31, 2010 to $27.4 million at December 31, 2011. The $5.3 million increase in our Reserves during 2011 is comprised of $17.5 million in new reserves specific to the year ended December 31, 2011 offset by reductions of $8.8 million and $3.4 million in our Reserves for 2010 and 2009 and prior years, respectively. The $17.5 million in Reserves established for 2011 claims is due to the increase in our policy exposure, which resulted in an increase in the amount of reported losses in 2011. The decrease of $12.2 million specific to our 2010 and prior loss-year reserves is due to favorable development arising from lower than expected loss development during 2011 relative to expectations used to establish our Reserve estimates at the end of 2010. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves and actual case development may be more favorable than originally anticipated.

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

Other Operating Expenses for the years ended December 31, 2011 and 2010 were $11.0 million and $7.5 million, respectively. Such expenses include administrative compensation and related benefits, corporate insurance, professional fees, office lease and related expenses, information system expense, and other general and administrative costs. The $3.5 million increase is primarily attributable to increases in compensation and related expenses, and other general administrative costs of $2.1 million and $1.4 million, respectively. As of December 31, 2011, we had 187 employees of which 68 were located in Noida, India and 119 were located primarily at our headquarters in Tampa, Florida. As of December 31, 2010 we had 76 employees.

Income Taxes for the years ended December 31, 2011 and 2010 were $6.4 million and $3.2 million, respectively, for state and federal income taxes resulting in an effective tax rate of 39.3% for 2011 and 36.9% for 2010.

Ratios:

The loss ratio applicable to the year ended December 31, 2011 (loss and loss adjustment expenses related to net premiums earned) was 54.8% compared to 60.3% for the year ended December 31, 2010. Our loss ratio was positively impacted by a significant increase in our gross premiums earned during 2011 (see Gross Premiums Earned above).

The expense ratio applicable to the year ended December 31, 2011 (policy acquisition and other underwriting expenses related to net premiums earned plus compensation, employee benefits, and other operating expenses) was 33.1% compared to 35.8% for the year ended December 31, 2010. The decrease in our expense ratio is attributable to the significant increase in our gross premiums earned as we experienced an increase in our policy acquisition and other underwriting expenses during 2011 (see Policy Acquisition and Other Underwriting Expenses above).

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the year ended December 31, 2011 was 87.9% compared to 96.2% for the year ended December 31, 2010.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the year ended December 31, 2011 was 53.9% compared to 50.1% for the year ended December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our liquidity requirements have been met through issuance of our common and preferred stock, our recent debt offering and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by HCPCI from premiums written and investment income. In addition, we may consider raising capital through future debt and equity offerings.

HCPCI requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

We believe that we maintain sufficient liquidity to pay HCPCI’s claims and expenses, as well as satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims and reinsurance premiums, and fund operating expenses.

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

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of our common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10.00 per share; provided, however, that we may terminate this conversion right on or after March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of our common stock exceeds the conversion price of the Series A Preferred by more than 20% and our common stock is then traded on the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the NYSE Amex. Under certain circumstances, we will be required to adjust the conversion rate. The initial conversion price of $10.00 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to our common stock. During the year ended December 31, 2012, holders of 1,006,518 shares of Series A Preferred converted their Series A Preferred shares to 1,006,518 shares of common stock. There were 241,182 shares of Series A Preferred outstanding as of December 31, 2012. Shareholders of record of our Series A Preferred at the close of business on a date for determining shareholders entitled to dividends will be entitled to receive the dividends payable on their Series A Preferred shares on the corresponding dividend payment date notwithstanding the conversion of such Series A Preferred shares before the dividend payment date. The Series A Preferred terms include a provision requiring such shareholders to pay an amount equal to the amount of the dividend payable. However, we have permanently waived that requirement.

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

Senior Notes Due 2020

In January 2013, we completed the sale of an aggregate of approximately $40.3 million of our 8.00% Senior Notes due 2020. The Senior Notes were issued under an Indenture, dated January 17, 2013, between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. The Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning on April 30, 2013. Interest on the Senior Notes begins accruing from January 17, 2013, and the Senior Notes will mature on January 30, 2020. We may redeem the Senior Notes, in whole or in part, at any time on and after January 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. Additionally, we may at any time repurchase Senior Notes at any price in the open market and may hold, resell or surrender such Senior Notes to the Trustee for cancellation. The Senior Notes are our senior unsecured obligations, and rank on a parity with all of our other existing and future senior unsecured obligations. The Indenture relating to the Senior Notes, as supplemented, contains customary events of default. If an event of default occurs and is continuing with respect to any series of the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization, all outstanding Senior Notes will become due and payable immediately. During the year ended December 31, 2012, we accrued $128,000 of the costs related to this offering of which $35,000 had been paid as of December 31, 2012.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010 are summarized below.

Cash Flows for the Year ended December 31, 2012

Net cash provided by operating activities for the year ended December 31, 2012 was approximately $106.3 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $1.2 million was primarily due to our business acquisitions completed in 2012 of $8.2 million, the purchases of fixed-maturity and equity securities of $16.5 million, and the purchases of $2.8 million of property, equipment and other investments offset by the proceeds from sales of fixed-maturity and equity securities of $10.7 million, proceeds from calls, repayments, and maturities of fixed-maturity securities of $3.1 million and time deposit redemptions of $12.4 million.

Net cash provided by financing activities totaled $24.8 million, which was primarily due to $20.1 million from the issuance of common stock, $12.2 million related to the exercise of stock options and warrants and $1.2 million excess tax benefit from stock options exercised offset by $8.6 million in cash dividends paid.

Cash Flows for the Year ended December 31, 2011

Net cash provided by operating activities for the year ended December 31, 2011 was approximately $56.0 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $17.0 million was primarily due to our business acquisitions completed in 2011 of $5.3 million, the purchase of $3.3 million in property and equipment, and the purchases of fixed-maturity and equity securities of $37.8 million offset by the proceeds from sales of fixed-maturity and equity securities of $26.6 million, proceeds from calls, repayments, maturities of fixed-maturity securities of $1.3 million, and time deposit redemptions of $1.6 million. Net cash provided by financing activities totaled $6.4 million, which was primarily due to $11.3 million from the issuance of preferred stock and $0.8 million related to the exercise of stock options offset by $3.8 million in cash dividends paid and $1.9 million used to repurchase our common shares.

Cash Flows for the Year ended December 31, 2010

Net cash provided by operating activities for the year ended December 31, 2010 was approximately $16.1 million, which resulted primarily from the $19.5 million of premiums collected from Citizens offset by $10.6 million from reinsurance premiums prepaid in 2010 and $7.2 million in cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities was approximately $0.2 million of which $7.3 million was contributed from investment sales net of investment purchases offset by $7.5 million used to purchase property and equipment. Net cash used in financing activities totaled $4.5 million, which was primarily due to $3.6 million used to repurchase our shares and $1.9 million used to pay dividends offset by approximately $1.0 million from proceeds and tax benefits related to stock option exercises.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts, time deposits (i.e. CDs with original maturities of more than twelve months), and available-for-sale investments.

At December 31, 2012, we had $44.8 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

With the exception of large national banks, it is our current practice not to maintain cash deposits of more than an aggregate of $5.5 million in any one bank at any time. From time to time, we may have in excess of $5.5 million of cash designated for investment and on deposit at a single national brokerage firm. In the future, we may alter our investment policy to include or increase investments in federal, state and municipal obligations, preferred and common equity securities, real estate and real estate mortgages. Investments by HCPCI are limited by insurance law and regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2012:

	Payment Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease (1)	$1,372	139	265	292	676
Service agreement (1)	244	22	48	52	122

Total	$1,616	161	313	344	798

(1)	On November 7, 2012, we entered into an agreement to lease 15,000 square feet of office space in Noida, India. The lease has an initial term of nine years commencing January 15, 2013 with monthly rental payments of approximately $10,200 plus applicable service tax for the first year. Thereafter the monthly rental payment will increase by five percent every year. We are entitled to terminate the lease after the 36-month period following the commencement date. In connection with this lease, we signed a long-term contract with the landlord to receive maintenance and facility services. The agreement has the same initial term of nine years with monthly payments of approximately $1,800 plus applicable service tax for the first year. Thereafter the monthly payment will increase by five percent every year. Liabilities were converted from India Rupee to U.S. dollars using the December 31, 2012 exchange rate.

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

We believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, deferred income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements.

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies. Unearned premiums represent the portion of the premium related to the unexpired policy term.

Reserves for Losses and Loss Adjustment Expenses. We establish Reserves for the estimated total unpaid costs of losses including LAE. Reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been “incurred but not yet reported” (“IBNR”). Reserves established by us are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of our company’s liability based on the application of actuarial techniques and other projection methodology and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. Our exposure is impacted by both the risk characteristics of the physical locations where we write policies, such as hurricane and tropical storm-related risks, as well as risks associated with varying social, judicial and legislative characteristics in Florida, the state in which we operate. In determining loss reserves, we give careful consideration to all available data and actuarial analyses, and this process involves significant judgment.

Reserves represent estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to our insurance company. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the kind of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of Reserves for unreported claims and LAE are determined using historical homeowners insurance information as adjusted to current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results over multiple years.

Reserves are closely monitored and are recalculated periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, claims management personnel complete weekly and ongoing reviews of existing case reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior years. As we develop historical data regarding paid and incurred losses, we use this data to develop expected ultimate loss and loss adjustment expense ratios. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for our homeowners line of business. In connection with the determination of these reserves, we will also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends regarding liability. Most of our business was assumed from Citizens and HomeWise. Therefore, we use the loss ratio method, among other methods, to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

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

We maintain IBNR Reserves to provide for already incurred claims that have not yet been reported and subsequent development on reported claims. The IBNR reserve is determined by estimating our insurance company’s ultimate net liability for both reported and unreported claims and then subtracting the case reserves and payments made to date for reported claims.

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

The validity of the results from using a loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple claim payments, legal changes, or variations in our mix of business from year to year. Also, since the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature loss years are often based on alternative estimation techniques.

The loss ratio method used by us relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected loss ratio is multiplied by earned premium to produce ultimate losses. Reported incurred losses are then subtracted from this estimate to produce expected unreported losses.

The loss ratio method is most useful as an alternative to other models for immature loss years. For these immature years, the amounts reported or paid may be small and unstable, and therefore, not predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when changing reporting patterns or payment patterns distort the historical development of losses.

Finally, we employ the average outstanding and open claims method. We segregate our claims according to when they were assumed and conduct a detailed review in order to estimate average future development of open claims and average projected loss on IBNR claims. We combine this estimate with our open claims in order to derive an estimate of expected unreported losses. Paid losses are added to this estimate in order to derive an estimate of ultimate losses. This method is based on the assumption that future unreported claims and the average severity of open claims and unreported claims can be reasonably estimated from the experience available.

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

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our net loss reserves. Management does not believe that any reasonably likely changes in the frequency of claims would affect our loss reserves. However, management believes that a reasonably likely increase or decrease in the severity of claims could impact our net loss reserves. The table below summarizes the effect on net loss reserves and equity in the event of reasonably likely changes in the severity of claims considered in establishing loss and loss adjustment expense reserves. The range of reasonably likely changes in the severity of our claims was established based on a review of changes in loss year development and applied to loss reserves as a whole. The selected range of changes does not indicate what could be the potential best or worst case or likely scenarios:

Year Ended December 31, 2012
Change in Reserves	Reserves	Percentage change in equity, net of tax
-10.0%	37,051	2.06%
-7.5%	38,080	1.55%
-5.0%	39,110	1.03%
-2.5%	40,139	0.52%
Base	41,168	—
2.5%	42,197	-0.52%
5.0%	43,226	-1.03%
7.5%	44,256	-1.55%
10.0%	45,285	-2.06%

Reinsurance. In the normal course of business, we seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company contracts with a number of well-known and rated reinsurers to secure its annual reinsurance coverage, which becomes effective June 1st each year. We purchase reinsurance each year taking into consideration maximum projected losses and reinsurance market conditions. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Reinsurance premiums and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to reinsurers have been reported as a reduction of premium income.

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) for the year ended December 31, 2012 primarily represent commissions paid to outside agents at the time of collection of the policy premium, premium taxes, and commissions with respect to assumed reinsurance and are amortized over the life of the related policy in relation to the amount of gross premiums earned. In addition to the foregoing expenses, DAC for the year ended December 31, 2011 included certain salaries and other policy acquisition expenses, which were deferred pursuant to the accounting standard then in effect (see Accounting Standards Update No. 2010-26 under Note 2 – “Recent Accounting Pronouncements” to the consolidated financial statements). The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the gross premium earned, related investment income, unpaid losses and LAE and certain other costs expected to be incurred as the premium is earned.

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

Income Taxes. We account for income taxes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), resulting in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Valuation allowances are provided against assets that are not likely to be realized, if any. We have elected to classify interest and penalties, if any, as income tax expense as permitted by current accounting standards.

Stock-Based Compensation. We account for our stock option and incentive plan under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. We recognize stock-based compensation in the consolidated statements of income on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolios at December 31, 2012 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by investment companies and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2012 (in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$31,768	$(4,184)	(11.64)%
200 basis point increase	33,163	(2,789)	(7.76)%
100 basis point increase	34,558	(1,395)	(3.88)%
100 basis point decrease	37,282	1,329	3.70%
200 basis point decrease	38,295	2,342	6.51%
300 basis point decrease	38,980	3,027	8.42%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are rated “B” or higher and diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2012 (in thousands):

		% of		% of
		Total		Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$9,695	29	$10,659	30
AA1, AA2, AA3	5,785	17	6,183	17
A1, A2, A3	8,497	25	8,980	25
BBB1, BBB2, BBB3	8,260	25	8,885	25
BB1, BB2	1,199	4	1,246	3

Total	$33,436	100	$35,953	100

Equity Price Risk

Our equity investment portfolio at December 31, 2012 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds (“ETF”). We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at December 31, 2012 (in thousands):

		% of
		Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$1,909	22
Energy	1,188	13
Consumer	516	6
Other (1)	458	5

	4,071	46

Mutual funds and ETF by type:
Debt	4,576	52
Equity	229	2

	4,805	54

Total	$8,876	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2012, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Homeowners Choice, Inc.

Tampa, Florida:

We have audited the accompanying consolidated balance sheets of Homeowners Choice, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations, its comprehensive income and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 14, 2013

Report of Independent Registered Public Accounting Firm on Internal Control

Board of Directors and Stockholders

Homeowners Choice, Inc.,

Tampa, Florida:

We have audited Homeowners Choice, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management assessment report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 of the Company and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 14, 2013

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,
	2012	2011

Assets
Fixed-maturity securities, available-for-sale, at fair value	$35,953	35,788
Equity securities, available-for-sale, at fair value	8,876	4,061
Time deposits	—	12,427
Other investments	16,087	6,483

Total investments	60,916	58,759
Cash and cash equivalents	230,214	100,355
Accrued interest and dividends receivable	375	408
Premiums and reinsurance receivable	10,642	13,909
Prepaid reinsurance premiums	9,112	14,169
Deferred policy acquisition costs	10,032	12,321
Property and equipment, net	10,853	10,499
Goodwill	—	161
Deferred income taxes	3,848	2,368
Other assets	2,296	1,869

Total assets	$338,288	214,818

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$41,168	27,424
Unearned premiums	154,249	108,677
Advance premiums	4,029	2,132
Assumed reinsurance balances payable	1,377	—
Accrued expenses	3,041	3,478
Dividends payable	42	218
Income taxes payable	8,813	4,956
Other liabilities	4,316	4,103

Total liabilities	217,035	150,988

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 241,182 and 1,247,700 shares issued and outstanding in 2012 and 2011, respectively	—	—
Preferred stock (no par value, 18,500,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 10,877,537 and 6,202,485 shares issued and outstanding in 2012 and 2011, respectively)	—	—
Additional paid-in capital	63,875	29,636
Retained income	55,758	33,986
Accumulated other comprehensive income	1,620	208

Total stockholders’ equity	121,253	63,830

Total liabilities and stockholders’ equity	$338,288	214,818

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010

Revenue

Gross premiums earned	$233,607	143,606	119,757
Premiums ceded	(75,939)	(55,525)	(57,322)

Net premiums earned	157,668	88,081	62,435

Net investment income	980	2,061	1,962
Policy fee income	2,538	1,438	1,464
Realized investment gains	276	290	2,003
Gain on bargain purchase	179	936	—
Other	1,424	1,003	751

Total revenue	163,065	93,809	68,615

Expenses

Losses and loss adjustment expenses	66,310	48,243	37,667
Policy acquisition and other underwriting expenses	25,930	18,129	14,878
Goodwill impairment loss	161	—	—
Other operating expenses	21,084	11,032	7,484

Total expenses	113,485	77,404	60,029

Income before income taxes	49,580	16,405	8,586

Income taxes	19,423	6,441	3,164

Net income	$30,157	9,964	5,422

Preferred stock dividends	(322)	(815)	—

Income available to common stockholders	$29,835	9,149	5,422

Basic earnings per common share	$3.45	$1.49	$0.88

Diluted earnings per common share	$3.02	$1.34	$0.81

Dividends per common share	$0.88	$0.53	$0.30

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010

Net income	$30,157	9,964	5,422

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the period	2,571	674	2,431
Call and repayment losses charged to investment income	3	23	—
Reclassification adjustment for realized gains	(276)	(290)	(2,003)

Net change in unrealized gain	2,298	407	428
Deferred income taxes on above change	(886)	(157)	(164)

Total other comprehensive income	1,412	250	264

Comprehensive income	$31,569	10,214	5,686

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2012

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Income	Total
Balance at December 31, 2011	1,247,700	$—	6,202,485	$—	29,636	33,986	208	63,830
Net income	—	—	—	—	—	30,157	—	30,157
Change in unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	—	—	1,412	1,412
Exercise of common stock options	—	—	267,408	—	283	—	—	283
Exercise of common stock warrants	—	—	1,314,806	—	11,869	—	—	11,869
Excess tax benefit from stock options exercised	—	—	—	—	1,161	—	—	1,161
Conversion of preferred stock to common stock	(1,006,518)	—	1,006,518	—	—	—	—	—
Issuance of restricted stock	—	—	246,320	—	—	—	—	—
Issuance of common stock (net of offering costs of $220)	—	—	1,840,000	—	20,082	—	—	20,082
Common stock dividends	—	—	—	—	—	(8,063)	—	(8,063)
Preferred stock dividends	—	—	—	—	—	(322)	—	(322)
Stock-based compensation	—	—	—	—	844	—	—	844

Balance at December 31, 2012	241,182	$—	10,877,537	$—	63,875	55,758	1,620	121,253

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2011

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Income	Total
Balance at December 31, 2010	—	$—	6,205,396	$—	18,606	28,065	(42)	46,629
Net income	—	—	—	—	—	9,964	—	9,964
Change in unrealized loss on available-for-sale securities, net of income taxes	—	—	—	—	—	—	250	250
Proceeds from sale of preferred stock (net of offering costs of $1,170)	1,247,700	—	—	—	11,307	—	—	11,307
Exercise of common stock options	—	—	245,883	—	564	—	—	564
Excess tax benefit from stock options exercised	—	—	—	—	265	—	—	265
Common stock dividends	—	—	—	—	—	(3,229)	—	(3,229)
Preferred stock dividends	—	—	—	—	—	(814)	—	(814)
Repurchase and retirement of common stock	—	—	(248,794)	—	(1,887)	—	—	(1,887)
Warrants issued in connection with assumption transaction	—	—	—	—	754	—	—	754
Stock-based compensation	—	—	—	—	27	—	—	27

Balance at December 31, 2011	1,247,700	$—	6,202,485	$—	29,636	33,986	208	63,830

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2010

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Income	Total
Balance at December 31, 2009	—	$—	6,456,635	$—	21,164	24,520	(306)	45,378
Net income	—	—	—	—	—	5,422	—	5,422
Change in unrealized loss on available-for-sale securities, net of income taxes	—	—	—	—	—	—	264	264
Exercise of common stock options	—	—	260,000	—	650	—	—	650
Excess tax benefit from stock options exercised	—	—	—	—	301	—	—	301
Common stock dividends	—	—	—	—	—	(1,877)	—	(1,877)
Repurchase and retirement of common stock	—	—	(511,239)	—	(3,596)	—	—	(3,596)
Stock-based compensation	—	—	—	—	87	—	—	87

Balance at December 31, 2010	—	$—	6,205,396	$—	18,606	28,065	(42)	46,629

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$30,157	9,964	5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	844	27	87
Net amortization of premiums on investments in fixed-maturity securities	279	195	(28)
Depreciation and amortization	1,591	576	178
Deferred income taxes (benefit)	(2,366)	(1,984)	1,690
Net realized investment gains	(276)	(290)	(2,003)
Gain on bargain purchase	(179)	(936)	—
Goodwill impairment loss	161	—	—
Foreign currency remeasurement loss	23	—	—
Changes in operating assets and liabilities:
Premiums and reinsurance receivable	3,267	(8,061)	18,576
Advance premiums	1,897	1,018	401
Prepaid reinsurance premiums	5,057	3,618	(10,582)
Accrued interest and dividends receivable	33	(228)	(4)
Other assets	(803)	82	(99)
Assumed reinsurance balances payable	1,377	—	—
Deferred policy acquisition costs	2,289	(2,914)	1,089
Losses and loss adjustment expenses	13,744	5,278	2,968
Unearned premiums	45,572	43,643	(3,475)
Income taxes payable	3,857	4,646	143
Accrued expenses and other liabilities	(258)	1,399	1,768

Net cash provided by operating activities	106,266	56,033	16,131

Cash flows from investing activities:
Cash consideration paid for acquired business, net of cash acquired	(8,157)	(5,309)	—
Purchase of property and equipment, net	(1,196)	(3,144)	(7,534)
Purchase of other investments	(1,600)	(205)	—
Purchase of fixed-maturity securities	(10,128)	(31,170)	(31,921)
Purchase of equity securities	(6,410)	(6,625)	(5,384)
Proceeds from sales of fixed-maturity securities	8,991	24,904	29,116
Proceeds from calls, repayments and maturities of fixed-maturity securities	3,127	1,327	—
Proceeds from sales of equity securities	1,735	1,665	4,515
Decrease in short-term investments, net	—	—	11,521
Decrease (increase) in time deposits, net	12,427	1,606	(526)

Net cash used in investing activities	(1,211)	(16,951)	(213)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	20,082	—	—
Net proceeds from the issuance of preferred stock	—	11,307	—
Proceeds from the exercise of common stock options	283	564	650
Proceeds from the exercise of common stock warrants	11,869	—	—
Cash dividends paid	(8,561)	(3,825)	(1,877)
Repurchases of common stock	—	(1,887)	(3,596)
Debt issuance costs paid	(35)	—	—
Excess tax benefit from common stock options exercised	1,161	265	301

Net cash provided by (used in) financing activities	24,799	6,424	(4,522)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010

Effect of exchange rate changes on cash	5	—	—

Net increase in cash and cash equivalents	129,859	45,506	11,396
Cash and cash equivalents at beginning of year	100,355	54,849	43,453

Cash and cash equivalents at end of year	$230,214	100,355	54,849

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,710	3,451	790

Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$1,412	250	264

Common stock warrants issued for outside services	$—	754	—

Transfer of securities held-to-maturity to securities available-for-sale	$—	—	1,900

Conversion of Series A Preferred Stock to common stock	$9,121	—	—

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of Homeowners Choice, Inc. (“HCI” or the “Company”) include the accounts of HCI, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), HCI’s property and casualty insurance company, and certain other insurance and non-insurance subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Through its subsidiaries, the Company is primarily engaged in the property and casualty insurance business. HCPCI is authorized to underwrite homeowners’ property and casualty insurance in the State of Florida. HCPCI’s operations are supported by the following HCI subsidiaries:

•	Homeowners Choice Managers, Inc. (“HCM”) – acts as managing general agent and provides marketing, underwriting, claims settlement, accounting and financial services to HCPCI;

•	Southern Administration, Inc. – provides policy administration services to HCPCI; and

•	Claddaugh Casualty Insurance Company, Ltd. – participates in the reinsurance program to HCPCI.

In addition, while not material to the consolidated financial statements, HCI has various subsidiaries primarily engaged in the businesses of owning and leasing real estate, operating marina facilities and one restaurant and developing software.

Prior to November 2011, nearly all of the Company’s customers were obtained through participation in a “take-out program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. The customers were obtained in nine separate assumption transactions which took place from July 2007 through November 2012. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens. In November 2011, the Company completed an assumption transaction with HomeWise Insurance Company, Inc. (“HomeWise”) through which the Company assumed the Florida policies of HomeWise. Substantially all of the Company’s premium revenue since inception comes from these assumptions.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies, continued

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Material estimates that are particularly susceptible to significant change in the near term are related to losses and loss adjustment expenses.

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2012 and 2011, cash and cash equivalents consist of cash on deposit with financial institutions and securities brokerage firms.

Time Deposits. Time deposits consisted of certificates of deposit with original maturities ranging from one to five years.

Investments. Investments consist of fixed-maturity and equity securities. Fixed-maturity securities include debt securities and redeemable preferred stock. Securities may be classified as either trading, held to maturity or available-for-sale. The Company’s available-for-sale securities are carried at fair value. Temporary changes in the fair value of available-for-sale securities are excluded from income and reported in stockholders’ equity as a component of accumulated other comprehensive income, net of deferred income taxes. Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the estimated remaining term of the security. Gains and losses from call redemptions and repayments are charged to investment income.

The Company reviews all securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary, the investment is written down to fair value and an impairment charge is recognized in income in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component of the impairment is recognized in income, while the impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 3 – “Investments”).

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies, continued

Other investments consist primarily of real estate and the related assets purchased during 2011 and 2012 (see Note 3 – “Investments” and Note 5 – “Business Acquisitions”). Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation, which is allocated over the estimated useful life of the asset using the straight-line method of depreciation. Real estate is evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable.

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) for the year ended December 31, 2012 primarily represent commissions paid to outside agents at the time of collection of the policy premium, premium taxes, and commissions with respect to assumed reinsurance and are amortized over the life of the related policy in relation to the amount of gross premiums earned.

In addition to the foregoing expenses, DAC for the year ended December 31, 2011 included certain salaries and other policy acquisition expenses, which were deferred pursuant to the accounting standard then in effect (see Accounting Standards Update No. 2010-26 under Note 2 – “Recent Accounting Pronouncements” to the consolidated financial statements). The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the gross premium earned, related investment income, unpaid losses and LAE and certain other costs expected to be incurred as the premium is earned.

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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives as follows: building 39 years; computer hardware and software 3 years; office and furniture equipment 3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies, continued

Losses and Loss Adjustment Expenses. Reserves for losses and loss adjustment expenses (“LAE”) are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such reserves are determined based on the assessment of claims reported and the development of pending claims. These reserves are based on individual case estimates for the reported losses and LAE and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to income as the losses and LAE are settled.

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

Policy Fees. Policy fees represent nonrefundable fees for insurance coverage, which are intended to reimburse a portion of the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is written.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies, continued

Premium-Based Assessments. From time to time, the Company may be assessed by the state guaranty association. The assessments are intended to be used for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written during or following the year of insolvency. Liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated. The Company is permitted by Florida statutes to recover the entire amount of assessments from in-force and future policyholders through policy surcharges. U.S. GAAP provides that the Company should record an asset based on the amount of written or obligated-to-write premiums and limited to the amounts recoverable over the life of the in-force policies.

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

Income Taxes. The Company accounts for income taxes in accordance with U.S. GAAP, resulting in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2012, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2012 and 2011. Fair value for securities are based on the framework for measuring fair value established by U.S. GAAP (see Note 3 – “Investments”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company’s restricted stock awards include both service and market conditions. As a result, certain restricted stock grants are expensed over the derived service period for each separately vesting tranche.

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted-average participating securities by the sum of total weighted-average common shares and participating securities (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. Potentially dilutive securities at December 31, 2012 consisted of stock options and the 7.0% Series A cumulative convertible preferred stock issued March 25, 2011 (see Note 11 – Stockholders’ Equity).

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2013-02. In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for public entities for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-01. In January 2013, the FASB issued Accounting Standards Update No. 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Notes to Consolidated Financial Statements

Note 2 — Recent Accounting Pronouncements, continued

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

Accounting Standards Update No. 2010-26. In October 2010, the FASB issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (ASC Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of the amendments in ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in ASU 2010-26 specify which costs should be capitalized. The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and can be applied prospectively upon adoption. Retrospective or prospective application is permitted. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company adopted ASU 2010-26 effective January 1, 2012 on a prospective basis. As such, the Company recognized additional amortization expense of $1.2 million with a corresponding decrease in deferred acquisition costs as of the date of adoption. This one-time adjustment reduced our net income for the year ended December 31, 2012 by approximately $741,000, or $0.08 earnings per diluted common share. In addition, certain direct marketing, compensation, and other administrative costs are no longer deferred. Rather, such costs are expensed as incurred beginning January 1, 2012.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 — Investments

The Company holds investments in fixed-maturity securities as well as equity securities, which are classified as available-for-sale. At December 31, 2012 and 2011, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of December 31, 2012
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,359	88	—	1,447
Corporate bonds	10,298	572	(10)	10,860
Commercial mortgage-backed securities	10,708	936	—	11,644
State, municipalities, and political subdivisions	10,152	914	—	11,066
Redeemable preferred stock	919	18	(1)	936

Total	$33,436	2,528	(11)	35,953

Equity securities	$8,756	303	(183)	8,876

As of December 31, 2011
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$509	47	—	556
Corporate bonds	10,199	58	(417)	9,840
Commercial mortgage-backed securities	10,574	314	(14)	10,874
State, municipalities, and political subdivisions	9,982	393	(3)	10,372
Redeemable preferred stock	1,144	12	(10)	1,146
Other	2,883	117	—	3,000

Total	$35,291	941	(444)	35,788

Equity securities	$4,220	121	(280)	4,061

The scheduled maturities of fixed-maturity securities at December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012		2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$1,258	1,264	1,009	1,010
Due after one year through five years	8,387	8,728	10,523	10,169
Due after five years through ten years	8,045	8,612	6,835	7,075
Due after ten years	5,038	5,705	6,350	6,660
Commercial mortgage-backed securities	10,708	11,644	10,574	10,874

	$33,436	35,953	35,291	35,788

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 — Investments, continued

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2012
Fixed-maturity securities	$8,991	421	(6)

Equity securities	$1,735	91	(230)

Year ended December 31, 2011
Fixed-maturity securities	$24,904	545	(96)

Equity securities*	$1,665	121	(280)

Year ended December 31, 2010
Fixed-maturity securities	$29,116	1,828	(17)

Equity securities*	$4,515	369	(177)

*	Amounts reported for the year ended December 31, 2011 and 2010 include the gross realized gains and losses from equity option contracts. During the years ended December 31, 2011 and 2010, the Company entered into equity contracts for exchange traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $89,000 and $391,000, respectively, and realized gains of $49,000 and $327,000, respectively, during the years ended December 31, 2011 and 2010. Such gains are included in the realized investment gains in the Consolidated Statements of Income. There were no open option contracts at December 31, 2011 and 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 — Investments, continued

Other-than-temporary Impairment (“OTTI”)

The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

•	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or income;

•	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;

•	general market conditions and industry or sector specific factors;

•	nonpayment by the issuer of its contractually obligated interest and principal payments; and

•	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss positions at December 31, 2012 and 2011, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2012	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value

Fixed-maturity securities
Corporate bonds	$(2)	444	(8)	981	(10)	1,425
Redeemable preferred stock	(1)	66	—	—	(1)	66

Total fixed-maturity securities	(3)	510	(8)	981	(11)	1,491
Equity securities	(136)	3,019	(47)	201	(183)	3,220

Total available-for-sale securities	$(139)	3,529	(55)	1,182	(194)	4,711

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 — Investments, continued

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2011	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value

Fixed-maturity securities
Corporate bonds	$(417)	5,112	—	—	(417)	5,112
States, municipalities and political subdivisions	(3)	2,449	—	—	(3)	2,449
Commercial mortgage-backed securities	(14)	612	—	—	(14)	612
Redeemable preferred stock	(10)	232	—	—	(10)	232

Total fixed-maturity securities	(444)	8,405	—	—	(444)	8,405
Equity securities	(191)	2,464	(89)	87	(280)	2,551

Total available-for-sale securities	$(635)	10,869	(89)	87	(724)	10,956

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at December 31, 2012 and 2011.

Other Investments

Other investments consist primarily of real estate and the related assets and operations of the marina acquired in 2011 and the real estate and related assets of the marina and restaurant facilities acquired in April 2012 (see Note 5 – Business Acquisitions). Operating activities related to the Company’s real estate investments include leasing of office and retail space to tenants, wet and dry boat storage, a restaurant, and fuel services with respect to marina clients and recreational boaters.

Other investments consist of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Land	$10,993	4,438
Land improvements	1,326	283
Building	2,869	1,418
Other	1,238	404

Total, at cost	16,426	6,543
Less: accumulated depreciation and amortization	(339)	(60)

Other investments	$16,087	6,483

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 — Investments, continued

Depreciation and amortization expense under other investments was $279,000 and $60,000, respectively, for the years ended December 31, 2012 and 2011.

Net investment income, by source, is summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Available-for-sale securities	$1,806	1,494	1,112
Time deposits	357	538	530
Other investments	(1,334)	(96)	—
Cash and cash equivalents	151	125	226
Short-term investments	—	—	94

	$980	2,061	1,962

At December 31, 2012, deposits at two national banks totaled $208.9 million, representing 90.7% of the Company’s cash and cash equivalents. In addition, at December 31, 2011, cash and cash equivalents included $62.8 million on deposit at one national bank. At December 31, 2012 and 2011, the Company also had an aggregate of $23.0 million and $18.0 million, respectively, in money market funds at two custodial firms.

Note 4 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets.

Level 2 – Other inputs that are observable for the asset, either directly or indirectly.

Level 3 – Inputs that are unobservable.

Cash and cash equivalents:

Cash and cash equivalents primarily consist of money market funds. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Fair Value Measurements, continued

Available-for-sale securities:

Estimated fair values of the Company’s available-for-sale securities are determined in accordance with U.S. GAAP, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

The estimated fair values for securities that do not trade on a daily basis are determined by management, utilizing prices obtained from an independent pricing service and information provided by brokers. Management reviews the assumptions and methods utilized by the pricing service and then compares the relevant data and pricing to broker-provided data. The Company gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through ongoing monitoring of the reported fair values.

Time deposits:

Time deposits consisted of certificates of deposit. Their carrying value approximated fair value due to the short maturity of these investments.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Fair Value Measurements, continued

Assets Measured at Estimated Fair Value on a Recurring Basis:

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis as of December 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2012
Cash and cash equivalents	$230,214	—	—	230,214

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	583	864	—	1,447
Corporate bonds	10,860	—	—	10,860
Commercial mortgage-backed securities	—	11,644	—	11,644
State, municipalities, and political subdivisions	11,066	—	—	11,066
Redeemable preferred stock	936	—	—	936

Total fixed-maturity securities	23,445	12,508	—	35,953
Equity securities	8,876	—	—	8,876

Total available-for-sale securities	32,321	12,508	—	44,829

Total	$262,535	12,508	—	275,043

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2011
Cash and cash equivalents	$100,355	—	—	100,355

Time deposits	—	—	12,427	12,427

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	556	—	—	556
Corporate bonds	9,840	—	—	9,840
Commercial mortgage-backed securities	—	10,874	—	10,874
State, municipalities, and political subdivisions	10,372	—	—	10,372
Redeemable preferred stock	1,146	—	—	1,146
Other	2,735	265	—	3,000

Total fixed-maturity securities	24,649	11,139	—	35,788
Equity securities	4,061	—	—	4,061

Total available-for-sale securities	28,710	11,139	—	39,849

Total	$129,065	11,139	12,427	152,631

Assets Measured at Estimated Fair Value on a Nonrecurring Basis:

The Company used a discounted cash flow method which relies on Level 3 inputs in valuing goodwill at November 30, 2012. The Company did not identify the existence of goodwill and, as a result, goodwill was eliminated resulting in an impairment loss of $161,000 for the year ended December 31, 2012.

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2012 and 2011.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Fair Value Measurements, continued

With respect to the Company’s business acquisitions completed in 2012 and 2011 (see Note 5 – “Business Acquisitions”), all assets acquired, aside from cash which was valued based on Level 1 measurements, and liabilities assumed were valued based on Level 3 measurements. Property, plant and equipment acquired in April 2012 was valued based on an external appraisal using the sales comparison approach and other unobservable inputs. The carrying amounts of all other acquired assets and assumed liabilities approximated their fair values at the acquisition date. Property, plant and equipment related to the April 2011 acquisition was valued based on an external appraisal using the sales comparison approach and other unobservable inputs. The environmental liability was valued based on third party estimates to complete the site assessment and remediation plan. The November 2011 acquisition was valued using the market approach and other unobservable inputs. The carrying amounts of all other assets and liabilities approximated their fair values at the acquisition date.

Note 5 — Business Acquisitions

The Company completed three acquisitions during the years ended December 31, 2012 and 2011.

2012 Acquisition

Effective April 2, 2012, the Company, through its subsidiary, HCI Holdings LLC, acquired the assets and operations of John’s Pass Marina, Inc. and Rice Family Holdings LLLP. The real estate consists primarily of ten acres of waterfront property and land improvements, which include a waterfront restaurant and a marina facility purchased for approximately $8.2 million. Operating activities at acquisition include the restaurant as well as wet boat storage for approximately 13 clients, and fuel services with respect to marina clients and recreational boaters. The Treasure Island, Florida real estate and operations were acquired to further strengthen and diversify the Company’s investment portfolio.

The fair value of the net assets acquired was approximately $8.3 million, which exceeded the $8.2 million purchase price. As a result, the Company recognized a gain on bargain purchase in the amount of $179,000 ($119,000 net of tax), which is included in operations for the year ended December 31, 2012. The recorded gain is subject to adjustment as the Company will continue to evaluate the purchase price allocation during the measurement period. The following table summarizes the Company’s preliminary allocation of the net consideration paid to the fair value of the assets acquired, identifiable intangible assets acquired and liabilities assumed at April 2, 2012 (in thousands):

Property, plant and equipment	$8,280
Other assets	56
Cash	9
Deferred tax liability	(60)

Fair value of net assets acquired	8,285
Gain on bargain purchase, net of tax of $60	(119)

Cash consideration paid	$8,166

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 — Business Acquisitions, continued

For the year ended December 31, 2012, the effects of the acquisition was not material to the Company’s consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented. The acquired assets are included in other investments of the consolidated balance sheet. For the year ended December 31, 2012, the acquired business contributed approximately $4.5 million in revenues and $698,000 of net loss inclusive of the net gain on bargain purchase.

2011 Acquisition

Effective April 20, 2011, the Company, through its subsidiary, TV Investment Holdings LLC, acquired the assets and operations of Tierra Verde Marina Holdings (“TVMH”). The real estate consists primarily of land, land improvements, retail buildings, and a marina facility. Operating activities at acquisition include leasing of office and retail space to 11 tenants, wet and dry boat storage for approximately 150 clients, and fuel services with respect to marina clients and other recreational boaters. The Tierra Verde, Florida real estate and operations were purchased for $5.1 million through a foreclosure sale conducted by the Pinellas County Clerk of the Circuit Court. The Company’s primary reason for the acquisition was to strengthen its investment portfolio through diversification and quality of assets owned.

The fair value of the net assets acquired was approximately $5.7 million, which exceeded the $5.1 million purchase price. As a result, the Company recognized a gain on bargain purchase in the amount of $936,000 ($575,000 net of tax), which is included in operations for the year ended December 31, 2011. There were no intangibles acquired with respect to this acquisition. The acquired assets are included in other investments of the consolidated balance sheet.

Effective November 18, 2011, the Company, through its subsidiary, HCI Technical Resources Inc., acquired Unthink Technologies Private Ltd. (“Unthink”), a software development company located in India, for $199,000 in cash. The fair value of the net assets acquired was $38,000. The Company recorded $161,000 of goodwill in connection with this acquisition. The goodwill, which is attributable to the workforce of the acquired business, was not deductible for tax purposes. Management believes this acquisition will provide the Company with additional system design expertise that strengthens the Company’s ability to develop, enhance and maintain software applications for our insurance operations.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 — Business Acquisitions, continued

The following table summarizes the Company’s allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed at April 20, 2011 for the acquisition of TVMH and at November 18, 2011 for the acquisition of Unthink (in thousands):

	TVMH	Unthink	Total

Property, plant and equipment	$6,338	66	6,404
Other assets	132	15	147
Environmental liability (Note 13)	(150)	—	(150)
Deferred tax liability	(361)	—	(361)
Other liabilities	(274)	(43)	(317)

Fair value of net assets acquired	5,685	38	5,723
Gain on bargain purchase, net of tax of $361	(575)	—	(575)
Goodwill	—	161	161

Cash consideration paid	$5,110	199	5,309

For the year ended December 31, 2011, the effects of the acquisitions were not material to the Company’s consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented.

For the year ended December 31, 2011, the acquired businesses contributed approximately $1.9 million in revenues and $0.4 million of net income inclusive of the net gain on bargain purchase. Based on an impairment test performed in November 2012, the Company eliminated the entire $161,000 of goodwill.

Note 6 — Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2012	2011
Land	$1,241	1,241
Building	5,955	5,883
Computer hardware and software	1,089	729
Office and furniture and equipment	1,131	778
Tenant and leasehold improvements	2,767	2,418
Other	251	184

Total, at cost	12,434	11,233
Less: accumulated depreciation and amortization	(1,581)	(734)

Property and equipment, net	$10,853	10,499

Depreciation and amortization expense under property and equipment was $848,000, $466,000 and $178,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 — Reinsurance

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

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Premiums Written:
Direct	$205,839	125,145	114,599
Assumed	73,340	62,104	1,683

Gross written	279,179	187,249	116,282
Ceded	(75,939)	(55,525)	(57,322)

Net premiums written	$203,240	131,724	58,960

Premiums Earned:
Direct	$168,937	119,756	104,621
Assumed	64,670	23,850	15,136

Gross earned	233,607	143,606	119,757
Ceded	(75,939)	(55,525)	(57,322)

Net premiums earned	$157,668	88,081	62,435

During the years ended December 31, 2012, 2011 and 2010, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. Prepaid reinsurance premiums related to 31 reinsurers at December 31, 2012 and 18 reinsurers at December 31, 2011, respectively. There were no amounts receivable with respect to reinsurers at December 31, 2012 and 2011. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of December 31, 2012 and 2011. The percentages of assumed premiums earned to net premiums earned for the years ended December 31, 2012, 2011 and 2010 were 41.0%, 27.1% and 24.2%, respectively.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and LAE is summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010

Balance, beginning of year	$27,424	22,146	19,178

Incurred related to:
Current year	66,425	43,613	38,446
Prior years	(115)	4,630	(779)

Total incurred	66,310	48,243	37,667

Paid related to:
Current year	(36,914)	(26,132)	(24,218)
Prior years	(15,652)	(16,833)	(10,481)

Total paid	(52,566)	(42,965)	(34,699)

Balance, end of year	$41,168	27,424	22,146

The significant increase from 2011 to 2012 is primarily due to the increase in policy base as a result of the HomeWise assumption in November 2011 and the Citizens assumption in November 2012.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Income Taxes

A summary of income tax expense is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$18,484	7,220	1,238
State	3,168	1,196	236
Foreign	137	9	—

Total current taxes	21,789	8,425	1,474

Deferred:
Federal	(1,986)	(1,715)	1,449
State	(380)	(269)	241

Total deferred taxes	(2,366)	(1,984)	1,690

Income taxes	$19,423	6,441	3,164

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$17,353	35.0	5,785	35.0	3,005	35.0
Increase (decrease) in income taxes resulting from :
State income taxes, net of federal tax benefits	1,799	3.6	599	3.6	313	3.6
Stock-based compensation	—	0.0	7	0.0	13	0.2
Other	271	0.6	50	0.7	(167)	(1.9)

Income taxes	$19,423	39.2	6,441	39.3	3,164	36.9

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax years ending December 31, 2011, 2010, and 2009 remain subject to examination by our major taxing jurisdictions. The Company elected to classify, if any, interest and penalties arising from uncertain tax positions as income tax expense as permitted by current accounting standards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Income Taxes, continued

Significant components of our net deferred income tax asset are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Unearned premiums	$9,149	6,768
Losses and loss adjustment expenses	1,116	756
Organizational costs	106	118
Stock-based compensation	394	252
Accrued expenses	40	466
Deferred expenses	72	—

Total deferred tax assets	10,877	8,360

Deferred tax liabilities:
Property and equipment	(1,519)	(943)
Deferred policy acquisition costs	(4,027)	(4,870)
Unrealized net gain on securities available-for-sale	(1,017)	(131)
Prepaid expenses	(225)	—
Unearned brokerage income	(105)	—
Other	(136)	(48)

Total deferred tax liabilities	(7,029)	(5,992)

Net deferred tax assets	$3,848	2,368

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. As a result, the Company did not have a valuation allowance established as of December 31, 2012 or 2011.

Note 10 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 — Earnings Per Share, continued

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below (dollars and shares in thousands, except per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2012

Net income	$30,157
Less: Preferred stock dividends	(322)
Less: Income attributable to participating securities	(488)

Basic Earnings Per Share:
Income allocated to common stockholders	29,347	8,497	$3.45

Effect of Dilutive Securities:
Stock options	—	220
Convertible preferred stock	322	655
Warrants	—	441

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$29,669	9,813	$3.02

Year Ended December 31, 2011

Net income	$9,964
Less: Preferred stock dividends	(815)

Basic Earnings Per Share:
Income available to common stockholders	9,149	6,132	$1.49

Effect of Dilutive Securities:
Stock options	—	352
Convertible preferred stock	815	961

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$9,964	7,445	$1.34

Year Ended December 31, 2010

Net income	$5,422
Less: Preferred stock dividends	—

Basic Earnings Per Share:
Income available to common stockholders	5,422	6,179	$0.88

Effect of Dilutive Securities:
Stock options	—	495

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$5,422	6,674	$0.81

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 — Earnings Per Share, continued

For the years ended December 31, 2011 and 2010, 2,738,335 and 1,738,335 warrants to purchase 1,405,001 and 905,001 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock. See Note 11 – “Stockholders’ Equity” for a summary of warrant activity over the last three years. On September 26, 2012, the Company’s Board of Directors fixed October 27, 2012 as the cancellation date for the IPO warrants. As such, the record holders of the IPO warrants had no further rights under the warrants on and after October 27, 2012. There were no preferred shares outstanding in 2010.

Note 11 — Stockholders’ Equity

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

Notes to Consolidated Financial Statements

Note 11 — Stockholders’ Equity, continued

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

As of March 28, 2011, the maximum amount designated for repurchases under this plan was expended and the share repurchase program was terminated.

Common Stock Warrants

A summary of the warrants is presented below:

	Number Of Warrants Outstanding	Number of Common Shares Issuable Upon Conversion of Warrants Outstanding

Warrants issued with IPO units	1,666,668	833,334
Warrants issued to the Company’s placement agents net of forfeitures and repurchases	72,000	72,000

Warrants outstanding at December 31, 2009	1,738,668	905,334
Placement agent warrants repurchased by the Company at a price of $1.20 per warrant in January 2010	(333)	(333)

Warrants outstanding at December 31, 2010	1,738,335	905,001
Warrants issued in 2011*	1,000,000	500,000

Warrants outstanding at December 31, 2011	2,738,335	1,405,001
Exercise of warrants issued with IPO units	(1,608,528)	(804,260)
Exercise of warrants issued in 2011	(1,000,000)	(500,000)
Adjustment for fractional shares	—	(4)
Forfeiture of placement agent warrants	(5,000)	(5,000)
Cashless exercise of placement agent warrants	(66,667)	(66,667)
Cancellation of warrants issued with IPO units	(58,140)	(29,070)

Warrants outstanding at December 31, 2012	—	—

*	In connection with the HomeWise assumption transaction in November 2011, the Company issued 1,000,000 warrants, which were exercisable to purchase 500,000 shares of the Company’s common stock at a per share exercise price of $9.10.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 — Stockholders’ Equity, continued

The warrants issued prior to 2011 could be exercised at an exercise price equal to $9.10 per share on or before July 30, 2013. At any time after January 30, 2009 and before the expiration of the warrants, the Company at its option could cancel the warrants in whole or in part, provided that the closing price per share of the Company’s common stock had exceeded $11.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. The placement agents also had the option to effect a cashless exercise in which the warrants would be exchanged for the number of shares which is equal to the intrinsic value of the warrant divided by the current value of the underlying shares. On September 26, 2012, the Company announced its Board of Directors had fixed October 27, 2012 as the cancellation date for the IPO warrants. As such, the record holders of the IPO warrants have no further rights under the warrants on and after October 27, 2012.

During 2012, 10,546 shares of common stock were issued upon the cashless exercise of 66,667 placement agent warrants in February. As of December 31, 2012, there are no placement agent warrants outstanding.

The Company did not grant any warrants in 2012 and 2010. The fair value of the warrants issued in 2011 was estimated on the date of issuance using the following assumptions and the Black-Scholes option pricing model:

Expected dividend yield	5.0%
Expected volatility	52%
Risk-free interest rate	0.23%
Expected life (in years)	1.75
Per share grant date fair value of warrants issued	$0.754

The $754,000 aggregate value of the warrants was deferred and is being amortized over the expected policy term of the policies assumed in the transaction. The warrants, the issuance of which is not registered or required to be registered under the Securities Act of 1933, were exercisable for a term beginning on November 1, 2011 and ending on July 31, 2013 unless cancelled earlier at the Company’s option under the terms specified by the warrant agreement. Effective December 31, 2012, 500,000 shares of common stock were issued upon the exercise of 1,000,000 warrants. As of December 31, 2012, there were no warrants outstanding.

The aggregate intrinsic value of warrants exercised during the year ended December 31, 2012 was $15.1 million.

Preferred Stock

In March 2011, the Company designated 1,500,000 shares of the Company’s preferred stock as Series A cumulative convertible preferred stock (“Series A Preferred”).

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 — Stockholders’ Equity, continued

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

During the year ended December 31, 2012, holders of 1,006,518 shares of Series A Preferred converted their Series A Preferred shares to 1,006,518 shares of common stock. There were no preferred stock conversions during the year ended December 31, 2011. As of December 31, 2012, 241,182 shares of Series A Preferred remain outstanding.

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 — Stockholders’ Equity, continued

On December 11, 2012, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of December 2012, January 2013, and February 2013. The December 2012 dividend was paid on January 28, 2013 to shareholders of record at the close of business on January 2, 2013. The January 2013 dividend was paid on February 27, 2013 to shareholders of record at the close of business on February 1, 2013. The February 2013 dividend is payable on March 27, 2013 to shareholders of record at the close of business on March 1, 2013.

Stock Option and Incentive Plan

The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP.

The Company’s 2007 Stock Option and Incentive Plan (“2007 Plan”) provided for granting of stock-based compensation to employees, directors, consultants, and advisors of the Company. Under the 2007 Plan, an aggregate of 6,000,000 shares of the Company’s common stock could be granted, including through the grant of stock options and restricted stock. On April 20, 2012, the Company’s Board of Directors adopted, subject to shareholder approval, the 2012 Omnibus Incentive Plan (the “2012 Plan”). The 2012 Plan was approved by the Company’s shareholders effective as of May 24, 2012, at which time the 2007 Plan was terminated and the remaining 4,604,800 shares reserved for future issuance under the 2007 Plan were cancelled. The aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the 2012 Plan is 5,000,000 of which only 4,000,000 shares may be issued upon the exercise of incentive stock options. At December 31, 2012, 46,320 shares have been granted under the 2012 Plan and 4,953,680 shares are available for grant under the 2012 Plan.

Note 12 — Stock-Based Compensation

Stock Options

Outstanding stock options granted under the 2007 Plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 — Stock-Based Compensation, continued

A summary of the activity in the Company’s 2007 Plan for the years ended December 31, 2012, 2011 and 2010 is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,130,000	$2.66
Exercised	(260,000)	$2.50

Outstanding at December 31, 2010	870,000	$2.71	6.5 years	$4,675
Issued	30,000	$6.30
Forfeited	(24,800)	$2.50
Exercised	(255,200)	$2.50

Outstanding at December 31, 2011	620,000	$2.97	5.7 years	$3,122
Exercised	(340,000)	$3.03

Outstanding at December 31, 2012	280,000	$2.91	4.9 years	$5,007

Exercisable at December 31, 2012	260,000	$2.65	4.6 years	$4,717

The following table summarizes information about options granted, exercised, and the fair value of vested options for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Options granted	—	—	30,000
Weighted-average grant-date fair value	n/a	n/a	$1.70

Options exercised	340,000	255,200	260,000
Total intrinsic value of exercised options	$3,648,000	$1,184,000	$1,097,000
Tax benefits realized	$1,161,000	$265,000	$301,000

Total fair value of vested options	$22,000	$76,000	$196,000

During the year ended December 31, 2012, a total of 340,000 options were exercised of which 227,003 options were net settled by surrender of 72,592 shares. During the year ended December 31, 2011, a total of 255,200 options were exercised, which includes 30,000 options exercised and net settled by surrender of 9,317 shares. Compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 totaled approximately $68,000, $27,000 and $87,000, respectively. At December 31, 2012, there was approximately $25,000 of unrecognized compensation expense related to nonvested stock options granted under the plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of 16 months. Deferred tax benefits related to stock options for the years ended December 31, 2012, 2011 and 2010 were immaterial.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 — Stock-Based Compensation, continued

No options were granted during the years ended December 31, 2012 and 2010. In 2011, 30,000 options were granted on August 26, 2011, with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

Expected dividend yield	6.3%
Expected volatility	53.3%
Risk-free interest rate	0.97%
Expected life (in years)	5.00

Restricted Stock Awards

During 2012, the Company granted restricted stock awards to certain executive officers and employees in connection with their service to the Company. The terms of the Company’s restricted stock grants include both service and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only service-based conditions is based on the value of the Company’s stock on the grant date.

Information with respect to nonvested restricted stock awards, which were granted in April and May 2012 under the 2007 Plan and in December 2012 under the 2012 Plan, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2011	—	—
Granted	246,320	$14.54

Nonvested at December 31, 2012	246,320	$14.54

The Company recognized compensation expense of $776,000 in the year ended December 31, 2012. At December 31, 2012, there was approximately $2.8 million of total unrecognized compensation expense related to nonvested restricted stock arrangements granted under the Company’s 2007 Plan and 2012 Plan. For the year ended December 31, 2012, the Company recognized deferred tax benefits of approximately $299,000 related to restricted stock awards.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 — Stock-Based Compensation, continued

The Company expects to recognize the remaining compensation expense over a weighted-average period of 30 months. No restricted stock was granted during the years ended December 31, 2011 and 2010. The following presents assumptions used in a Monte Carlo simulation model to determine the fair value of the awards with market-based conditions:

Expected dividends per share	$0.80
Expected volatility	36.7 – 50.0%
Risk-free interest rate	0.1 – 1.2%
Estimated cost of capital	11.9 – 12.1%
Expected life (in years)	6.00

Note 13 — Commitments and Contingencies

Lease Commitments

In November 2012, the Company entered into an agreement to lease a 15,000 square feet of office space in Noida, India. The lease has an initial term of nine years commencing January 15, 2013 with monthly rental payments of approximately $10,200 plus applicable service tax for the first year. Thereafter the monthly rental payment will increase by five percent every year. The Company is entitled to terminate the lease 36 months after the commencement date by providing 3 months’ written notice to the landlord.

The Company leased office space in Noida, India effective with the Company’s acquisition of Unthink in November 2011. This non-cancelable lease, which was assumed by the Company at acquisition, required the Company to pay base rent of approximately $3,200 per month throughout the lease term which will expire on June 2, 2013.

Minimum future rental payments under operating leases after December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$139
2014	129
2015	136
2016	142
2017	150
Thereafter	676

Total minimum future payments	$1,372

Rental expense under all facility leases was $527,000, $239,000 and $191,000, respectively, during the years ended December 31, 2012, 2011 and 2010. Included in each year was expense related to the Company’s former corporate headquarters.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 — Commitments and Contingencies, continued

Service Agreement

In connection with the lease for new office space in India as described in the lease commitments above, the Company signed a long-term contract with the landlord to receive maintenance and facility services. The agreement has the same initial term of nine years with monthly payments of approximately $1,800 plus applicable service tax for the first year. Thereafter the monthly payment will increase by five percent every year. The Company is also entitled to terminate the agreement 36 months after the commencement date by providing 3 months’ written notice to the landlord.

Minimum future payments under the service agreement after December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$22
2014	23
2015	25
2016	25
2017	27
Thereafter	122

Total minimum future payments	$244

Rental Income

The Company owns real estate which consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by the Company and its subsidiaries. In addition, the Company leases space to non-affiliates.

Expected annual rental income due under non-cancellable operating leases for all properties and other investments owned at December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$1,102
2014	815
2015	591
2016	347
2017	27

Total	$2,882

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 — Commitments and Contingencies, continued

Regulatory Assessments

a)	Regular Insurance Assessments and Surcharges

As a direct premium writer in the state of Florida, the Company is subject to mandatory assessments by Citizens and mandatory surcharges by the Florida Hurricane Catastrophe Fund (FHCF). These assessments and surcharges are paid based on a percentage of the Company’s direct written premium by line of business. For the years ended December 31, 2012, 2011 and 2010, HCPCI paid assessments to FHCF amounting to $2,517,000, $1,592,000 and $987,000, respectively. Additionally, HCPCI paid assessments to Citizens of $1,936,000, $1,604,000 and $1,382,000, respectively, for the years ended December 31, 2012, 2011 and 2010. These assessments are recorded as a surcharge in premium billings to insureds. As of December 31, 2012, 2011 and 2010, the surcharge rate in effect for FHCF was 1.3%, 1.3% and 1.0%, respectively. As of December 31, 2012, 2011 and 2010, the surcharge rate in effect for Citizens was 1.0%, 1.0% and 1.4%, respectively.

b)	Guaranty Fund

The Florida Insurance Guaranty Association may assess the Company to provide for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written as of the end of the prior year in which the assessment is levied. Although the Company is permitted by Florida statutes to recover the entire amount of assessments from existing and future policyholders through policy surcharges, liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated. During 2012, the Company paid $1.1 million of guaranty fund assessments, $482,000 of which was recognized as an asset recoverable from policyholders. The balance of $657,000 was charged to expense in 2012. However, the entire amount of $1.1 million is expected to be recovered from policyholders over a twelve-month period beginning February 2013. The amount recovered in excess of $482,000 will be credited to expense. The Company has filed with the Florida Office of Insurance Regulation to enable HCPCI to recover the full amount of this assessment from its policyholders. At December 31, 2012, the Company did not provide for a liability related to guaranty fund assessments.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 — Commitments and Contingencies, continued

Environmental Matters

In connection with the Company’s April 20, 2011 acquisition of the real estate located in Pinellas County, Florida (see Note 5 – “Business Acquisitions”), the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. The Company and its environmental consultants have assumed the remedial action work plan developed by prior management and its environmental consultant, which consists of completing the site assessment, performing soil excavation, and installing wells for collection of groundwater and soil samples throughout the monitoring phase of the project. At acquisition, the Company recorded a liability of $150,000 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the existing ongoing work plan. As of December 31, 2012, a total of $53,000 has been expended with respect to the site assessment and the remaining $97,000 accrued at acquisition is included in other liabilities in the accompanying consolidated balance sheets. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could significantly exceed the current estimated liability. However, based on information known at December 31, 2012, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Litigation

The Company is party to claims and legal actions arising routinely in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or liquidity.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2012, 2011 and 2010 (in thousands, except per share data).

	Three Months Ended
	03/31/12	06/30/12	09/30/12	12/31/12
Net premiums earned	$40,431	37,070	30,603	49,564
Total revenue	41,652	38,855	31,481	51,077
Losses and loss adjustment expenses	19,168	16,197	15,017	15,928
Policy acquisition and other underwriting expenses	6,836	6,243	6,611	6,240
Total expenses	30,271	26,846	26,356	30,012
Income before income taxes	11,381	12,009	5,125	21,065
Net income	6,968	7,262	2,826	13,101
Net income available to common stockholders	6,787	7,199	2,784	13,065
Earnings per share:
Basic	$1.07	$0.85	$0.30	$1.27
Diluted	$0.88	$0.74	$0.27	$1.19

	Three Months Ended
	03/31/11	06/30/11	09/30/11	12/31/11
Net premiums earned	$16,674	17,044	18,530	35,833
Total revenue	18,049	19,481	19,713	36,566
Losses and loss adjustment expenses	10,403	10,523	10,431	16,886
Policy acquisition and other underwriting expenses	4,263	2,780	3,529	7,557
Total expenses	16,794	15,660	16,407	28,543
Income before income taxes	1,255	3,821	3,306	8,023
Net income	793	2,301	2,074	4,796
Net income available to common stockholders	776	1,940	1,856	4,578
Earnings per share:
Basic	$0.13	$0.32	$0.30	$0.74
Diluted	$0.12	$0.30	$0.27	$0.62

	Three Months Ended
	03/31/10	06/30/10	09/30/10	12/31/10
Net premiums earned	$16,241	15,645	15,084	15,465
Total revenue	16,987	17,411	17,072	17,145
Losses and loss adjustment expenses	9,813	10,863	8,783	8,208
Policy acquisition and other underwriting expenses	4,292	2,668	3,730	4,188
Total expenses	15,801	15,417	14,534	14,277
Income before income taxes	1,186	1,994	2,538	2,868
Net income	698	1,282	1,657	1,785
Net income available to common stockholders	698	1,282	1,657	1,785
Earnings per share:
Basic	$0.11	$0.21	$0.27	$0.29
Diluted	$0.10	$0.19	$0.25	$0.27

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 — Regulatory Requirements and Restrictions

The Florida Insurance Code (the “Code”) requires HCPCI to maintain capital and surplus equal to the greater of 10% of its liabilities or a statutory minimum as defined in the Code. At December 31, 2012, HCPCI is required to maintain a minimum capital and surplus of $19.7 million. At December 31, 2012, 2011 and 2010, HCPCI’s statutory capital and surplus was $69.8 million, $46.5 million and $31.1 million, respectively. HCPCI had a statutory net income of $13.2 for the year ended December 31, 2012 and a statutory net loss of $4.3 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively. Statutory surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

Since inception, HCPCI has maintained a cash deposit with the Insurance Commissioner of the state of Florida, in the amount of $300,000, to meet regulatory requirements.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At December 31, 2012, 2011 and 2010, no dividends are available to be paid by HCPCI.

The Bermuda Monetary Authority requires Claddaugh to maintain minimum capital and surplus of $2.0 million. At December 31, 2012, 2011 and 2010, Claddaugh’s statutory capital and surplus was $10.3 million, $8.8 million and $4.5 million, respectively. Claddaugh’s statutory net profit was $4.8 million, $4.3 million and $4.9 million, respectively, for the years ended December 31, 2012, 2011 and 2010. During the years ended December 31, 2012, 2011 and 2010, Claddaugh paid its parent, HCI, cash dividends of $6.0 million, $0 million and $4.8 million, respectively.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 — Related Party Transactions

On June 1, 2012, Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda-based captive reinsurer, entered into a reinsurance treaty with Moksha Re SPC Ltd. and multiple capital partners (“Moksha”) whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is ceded by Claddaugh to Moksha. With respect to the 2012-2013 treaty year, which covers the period from June 1, 2012 through May 31, 2013, Moksha assumed $13.8 million of the total covered exposure for approximately $4.0 million in premiums, a rate which management believes to be competitive with market rates available to Claddaugh. The $4.0 million premium was fully paid by Claddaugh in June 2012. Moksha capital partners deposited an aggregate of $9.8 million into a trust account along with the $4.0 million premium paid by Claddaugh to fully collateralize Moksha’s exposure. Trust assets may be withdrawn by HCPCI, the trust beneficiary, in the event amounts are due under the 2012-2013 Moksha reinsurance agreement. Among the Moksha capital partner participants, the Company’s chief executive officer and the Company’s vice president of investor relations contributed $700,000 and $200,000, respectively. In addition, members of the chief executive officer’s immediate family contributed $942,500. The remaining capital partner participants, who are multiple parties unrelated to the Company, contributed the balance of $7,960,000.

One of the Company’s directors is a partner at a law firm that manages certain of the Company’s corporate legal matters. Fees incurred with respect to this law firm for the years ended December 31, 2012, 2011 and 2010 were approximately $335,000, $232,000 and $266,000, respectively.

During 2010, 2011, and 2012, the Company leased office space under an operating lease agreement with one director. The lease required annual base rental payments of approximately $150,000. The lease was terminated in December 2012 and the total payments during 2012 were $179,000. Lease payments on this property for each of the years ended December 31, 2011 and 2010 totaled $160,000.

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 — Related Party Transactions, continued

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

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 — Condensed Financial Information of Homeowners Choice, Inc.

Condensed financial information of Homeowners Choice, Inc. is as follows:

Balance Sheets

	December 31,
	2012	2011
	(in thousands)
Assets
Cash and cash equivalents	$6,317	1
Investment in subsidiaries	140,563	88,421
Property and equipment, net	1,293	950
Income tax receivable	2,379	—
Deferred income taxes	—	348
Other assets	916	1,428

Total assets	$151,468	91,148

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$727	1,778
Income taxes payable	—	1,605
Deferred income taxes	415	—
Dividends payable	42	218
Due to related parties	29,031	23,717

Total liabilities	30,215	27,318

Total stockholders’ equity	121,253	63,830

Total liabilities and stockholders’ equity	$151,468	91,148

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 — Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Income

	Years Ended December 31,
	2012	2011	2010
	(in thousands)

Net investment income	$8	75	80
Other income	144	66	45
Operating expenses	(2,812)	(2,428)	(1,427)

Loss before income tax benefit and equity in income of subsidiaries	(2,660)	(2,287)	(1,302)
Income tax benefit	750	846	485

Net loss before equity in income of subsidiaries	(1,910)	(1,441)	(817)
Equity in income of subsidiaries	32,067	11,405	6,239

Net income	$30,157	9,964	5,422

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 — Condensed Financial Information of Homeowners Choice, Inc. (continued)

Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$30,157	9,964	5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	237	27	87
Depreciation and amortization	788	214	84
Equity in income of subsidiaries	(32,067)	(11,405)	(6,239)
Deferred income taxes	763	(83)	136
Changes in operating assets and liabilities:
Income taxes receivable	(2,379)	—	674
Other assets	84	(348)	(226)
Accrued expenses and other liabilities	(1,051)	1,488	38
Income taxes payable	(1,605)	(1,957)	3,562
Due to related parties	5,314	10,489	6,267

Net cash provided by operating activities	241	8,389	9,805

Cash flows from investing activities:
Purchases of short-term investments	—	—	(80)
Redemption of short-term investments	—	2,074	—
Purchases of property and equipment	(668)	(900)	(44)
Dividends received from subsidiary	6,000	—	4,800
Investment in subsidiaries	(24,056)	(16,400)	(9,889)

Net cash used in investing activities	(18,724)	(15,226)	(5,213)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	20,082	—	—
Repurchases of common stock	—	(1,887)	(3,596)
Dividends paid to stockholders	(8,561)	(3,827)	(1,877)
Proceeds from exercise of stock options	283	564	650
Proceeds from exercise of stock warrants	11,869	—	—
Proceeds from sale of preferred stock, net of costs	—	11,307	—
Debt issuance costs paid	(35)	—	—
Excess tax benefits from stock options exercised	1,161	265	301

Net cash provided by (used in) financing activities	24,799	6,422	(4,522)

Net increase (decrease) in cash and cash equivalents	6,316	(415)	70
Cash and cash equivalents at beginning of year	1	416	346

Cash and cash equivalents at end of year	$6,317	1	416

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 — Subsequent Events

On February 28, 2013, the Company purchased real estate in Ocala, Florida for a total purchase price of $2.0 million. The real estate consists of 1.6 acres of land and a vacant office building with gross area of approximately 16,000 square feet. The facility will be used by the Company and its subsidiaries primarily in the event a catastrophic event impacts the Company’s home office and support operations.

On January 22, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.225 per common share. The dividends are scheduled for payment on March 15, 2013 to stockholders of record on February 15, 2013.

On January 17, 2013, the Company completed the sale of unsecured senior notes in a public offering for an aggregate principal amount of $35 million. In addition, effective January 25, 2013, the Company received an aggregate principal amount of $5.3 million pursuant to the underwriters’ exercise of the over-allotment option. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended (Registration Statement No. 333-185228) and the Prospectus Supplement dated January 10, 2013. The combined net proceeds after underwriting and issuance costs approximate $38.7 million. The notes, due in 2020, bear interest at a fixed annual rate of 8% which is payable quarterly. The notes may be redeemed, in whole or in part, at any time on and after January 30, 2016 and rank on parity with all of the Company’s other existing and future unsecured senior debts.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2012). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Hacker, Johnson & Smith PA, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics applicable to all of our employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). We have posted the text of our code of ethics to our Internet web site: www.hcpci.com. Select “Investors” from the left and then select “Corporate Governance” and then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our Internet web site within the same section as described above.

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2012 and 2011 provided by Hacker, Johnson & Smith PA, our principal accountant:

	2012	2011
Audit fees (a)	$189,500	121,000
All other fees (b)	58,000	20,000

	$247,500	141,000

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above, which are primarily fees related to the review of our registration statements in connection with our senior note offering which was completed in January 2013, our follow-on common stock offering in 2012 and our preferred stock offering completed in 2011.

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

PART IV

ITEM 15 – Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Any supplemental information we are required to file with respect to our property and casualty insurance operations is included in Part II, Item 8 of this Form 10-K.

(3)	Exhibits: See the exhibit listing set forth below:

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 29, 2011.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between Homeowners Choice, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between Homeowners Choices, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.5, 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

4.11	Warrant Agreement dated November 2, 2011 between Homeowners Choice, Inc. and Glencoe Acquisition, Inc. as to the issuance of 1,000,000 warrants. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.1	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company, Ltd. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 13, 2012.

10.2**	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Placement Agreement dated March 25, 2011 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to Exhibit 1.1 to our Form 8-K filed March 31, 2011.

10.4**	Executive Employment Agreement dated July 1, 2011 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	Homeowners Choice, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed April 27, 2012.

10.6**	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Warrant Purchase Agreement dated November 19, 2012 between Homeowners Choice, Inc. and the bankruptcy trustee of Glencoe Acquisition, Inc. Incorporated by reference to Exhibit 10.8 of our Form 8-K filed November 19, 2012.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.11	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.12	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.16	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer B). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.19	Reimbursement Contract effective June 1, 2012 between Homeowners Choice Property and Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.22	All Other Perils Excess Catastrophe Reinsurance Contract, effective January 1, 2012 through May 31, 2012, by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and various reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.23**	Retention Bonus Agreement dated February 16, 2012 (effective January 16, 2012) between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.24**	Executive Employment Agreement dated March 8, 2012 between Homeowners Choice, Inc. and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.25	Assumption Agreement dated November 2, 2011 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and HomeWise Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.26	Commercial Real Estate Contract dated March 9, 2012 among HCI Holdings LLC and Rice Family Holdings, LLLP, John’s Pass Marina, Inc. and Gators on the Pass, Inc. Incorporated by reference to Exhibit 10.26 of our Form 10-Q filed May 14, 2012.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby Homeowners Choice, Inc. issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.31	PR-M Non-Bonus Assumption Agreement, dated September 20, 2012, by and between Homeowners Choice Property & Casualty Insurance Company and Citizens Property Insurance Corporation.

14	Code of Conduct of Homeowners Choice, Inc. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed October 18, 2012.

21	Subsidiaries of Homeowners Choice, Inc.

23	Consent of Hacker, Johnson, & Smith PA.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.(1)

101.SCH	XBRL Taxonomy Extension Schema.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(1)

101.DEF	XBRL Definition Linkbase.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

(1)	Pursuant to Rule 406T of U.S. Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEOWNERS CHOICE, INC.

March 14, 2013	By	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer and Chairman of The Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2013	By	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer and Chairman of The Board of Directors
(Principal Executive Officer)

March 14, 2013	By	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 14, 2013	By	/s/ George Apostolou
George Apostolou, Director

March 14, 2013	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 14, 2013	By	/s/ Harish M. Patel
Harish M. Patel, Director

March 14, 2013	By	/s/ Gregory Politis
Gregory Politis, Director

March 14, 2013	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 14, 2013	By	/s/ Martin A. Traber
Martin A. Traber, Director

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.