Form 10-Q
period 2013-03-31
Homeowners Choice, Inc.
filed 2013-05-09
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(888) 210-5235

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on April 29, 2013 was 10,905,918.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Fixed-maturity securities, available-for-sale, at fair value	$35,117	35,953
Equity securities, available-for-sale, at fair value	9,944	8,876
Other investments	16,059	16,087

Total investments	61,120	60,916
Cash and cash equivalents	279,327	230,214
Accrued interest and dividends receivable	272	375
Premiums and reinsurance receivable	17,125	10,642
Prepaid reinsurance premiums	16,035	9,112
Deferred policy acquisition costs	11,822	10,032
Property and equipment, net	12,981	10,853
Deferred income taxes	4,921	3,848
Other assets	3,957	2,296

Total assets	$407,560	338,288

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$41,751	41,168
Unearned premiums	140,951	154,249
Advance premiums	15,905	4,029
Assumed reinsurance balances payable	991	1,377
Accrued expenses	6,727	3,041
Dividends payable	37	42
Income taxes payable	13,802	8,813
Long-term debt	40,250	—
Other liabilities	7,418	4,316

Total liabilities	267,832	217,035

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 210,555 and 241,182 shares issued and outstanding in 2013 and 2012, respectively	—	—
Preferred stock (no par value, 18,500,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 10,907,244 and 10,877,537 shares issued and outstanding in 2013 and 2012, respectively)	—	—
Additional paid-in capital	64,286	63,875
Retained income	73,657	55,758
Accumulated other comprehensive income	1,785	1,620

Total stockholders’ equity	139,728	121,253

Total liabilities and stockholders’ equity	$407,560	338,288

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Revenue

Gross premiums earned	$82,547	54,698
Premiums ceded	(21,996)	(14,267)

Net premiums earned	60,551	40,431

Net investment income	139	522
Policy fee income	772	515
Net realized investment gains	20	21
Other	329	163

Total revenue	61,811	41,652

Expenses

Losses and loss adjustment expenses	15,872	19,168
Policy acquisition and other underwriting expenses	5,968	6,836
Interest expense	686	—
Other operating expenses	6,115	4,267

Total expenses	28,641	30,271

Income before income taxes	33,170	11,381

Income taxes	12,783	4,413

Net income	$20,387	6,968

Preferred stock dividends	(34)	(181)

Income available to common stockholders	$20,353	6,787

Basic earnings per common share	$1.87	$1.07

Diluted earnings per common share	$1.81	$0.88

Dividends per common share	$0.23	$0.15

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$20,387	6,968

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the period	275	1,274
Call and repayment losses charged to investment income	15	—
Reclassification adjustment for realized gains	(20)	(21)

Net change in unrealized gain	270	1,253
Deferred income taxes on above change	(105)	(483)

Total other comprehensive income	165	770

Comprehensive income	$20,552	7,738

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$20,387	6,968
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	389	53
Net amortization of premiums on investments in fixed-maturity securities	76	58
Depreciation and amortization	619	294
Deferred income tax benefits	(1,178)	(1,196)
Net realized investment gains	(20)	(21)
Foreign currency remeasurement loss	10	—
Changes in operating assets and liabilities:
Premiums and reinsurance receivable	(6,483)	(1,027)
Advance premiums	11,876	9,072
Prepaid reinsurance premiums	(6,923)	11,075
Accrued interest and dividends receivable	103	93
Other assets	(432)	(810)
Assumed reinsurance balances payable	(386)	—
Deferred policy acquisition costs	(1,790)	2,971
Losses and loss adjustment expenses	583	6,052
Unearned premiums	(13,298)	(17,802)
Income taxes payable	4,989	141
Accrued expenses and other liabilities	6,755	1,579

Net cash provided by operating activities	15,277	17,500

Cash flows from investing activities:
Purchase of property and equipment, net	(2,364)	(296)
Purchase of other investments	(52)	(131)
Purchase of fixed-maturity securities	(1,629)	(4,336)
Purchase of equity securities	(1,024)	(2,877)
Proceeds from sales of fixed-maturity securities	1,037	1,222
Proceeds from calls, repayments and maturities of fixed-maturity securities	1,237	—
Proceeds from sales of equity securities	361	100
Increase in time deposits, net	—	(119)

Net cash used in investing activities	(2,434)	(6,437)

Cash flows from financing activities:
Proceeds from the exercise of common stock warrants	—	195
Proceeds from the issuance of long-term debt	40,250	—
Cash dividends paid	(2,493)	(1,174)
Debt issuance costs	(1,502)	—
Tax benefit from restricted stock dividends	22	—
Excess tax benefit from common stock options exercised	—	437

Net cash provided by (used in) financing activities	36,277	(542)

(continued)

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Effect of exchange rate changes on cash	(7)	—

Net increase in cash and cash equivalents	49,113	10,521
Cash and cash equivalents at beginning of period	230,214	100,355

Cash and cash equivalents at end of period	$279,327	110,876

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,950	5,030

Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$165	770

Conversion of Series A Preferred Stock to common stock	$278	1,823

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2013

(Unaudited)

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Income	Total

Balance at December 31, 2012	241,182	$—	10,877,537	$—	$63,875	$55,758	$1,620	$121,253
Net income	—	—	—	—	—	20,387	—	20,387
Change in unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	—	—	165	165
Conversion of preferred stock to common stock	(30,627)	—	30,627	—	—	—	—	—
Forfeiture of restricted stock	—	—	(920)	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(2,454)	—	(2,454)
Preferred stock dividends	—	—	—	—	—	(34)	—	(34)
Tax benefit from restricted stock dividends	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	389	—	—	389

Balance at March 31, 2013	210,555	$—	10,907,244	$—	$64,286	$73,657	$1,785	$139,728

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Three Months Ended March 31, 2012

(Unaudited)

(Dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Income	Total

Balance at December 31, 2011	1,247,700	$—	6,202,485	$—	$29,636	$33,986	$208	$63,830
Net income	—	—	—	—	—	6,968	—	6,968
Change in unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	—	—	770	770
Exercise of common stock options	—	—	145,594	—	—	—	—	—
Exercise of common stock warrants	—	—	31,921	—	195	—	—	195
Excess tax benefit from stock options exercised	—	—	—	—	437	—	—	437
Conversion of preferred stock to common stock	(201,141)	—	201,141	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(2,274)	—	(2,274)
Preferred stock dividends	—	—	—	—	—	(181)	—	(181)
Stock-based compensation	—	—	—	—	53	—	—	53

Balance at March 31, 2012	1,046,559	$—	6,581,141	$—	$30,321	$38,499	$978	$69,798

See accompanying Notes to Consolidated Financial Statements.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for Homeowners Choice, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2013. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Form 10-K, which was filed with the SEC on March 14, 2013.

In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of losses and loss adjustment expenses, assumed reinsurance balances, the recoverability of deferred policy acquisition costs, and the determination of deferred income taxes. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated.

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 2 — Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the three months ended March 31, 2013, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 3 — Investments

The Company holds investments in fixed-maturity securities as well as equity securities, which are classified as available-for-sale. At March 31, 2013 and December 31, 2012, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of March 31, 2013
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,669	89	—	1,758
Corporate bonds	10,569	551	(3)	11,117
Commercial mortgage-backed securities	9,944	801	(4)	10,741
State, municipalities, and political subdivisions	9,747	918	(1)	10,664
Redeemable preferred stock	818	19	—	837

Total	$32,747	2,378	(8)	35,117

Equity securities	$9,407	648	(111)	9,944

As of December 31, 2012
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,359	88	—	1,447
Corporate bonds	10,298	572	(10)	10,860
Commercial mortgage-backed securities	10,708	936	—	11,644
State, municipalities, and political subdivisions	10,152	914	—	11,066
Redeemable preferred stock	919	18	(1)	936

Total	$33,436	2,528	(11)	35,953

Equity securities	$8,756	303	(183)	8,876

The scheduled maturities of fixed-maturity securities at March 31, 2013 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$1,454	1,457
Due after one year through five years	9,586	9,976
Due after five years through ten years	6,451	6,968
Due after ten years	5,312	5,975
Commercial mortgage-backed securities	9,944	10,741

	$32,747	35,117

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Investment Sales

Proceeds received, and the gross realized gains and losses, from sales of available-for-sale securities for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended March 31, 2013
Fixed-maturity securities	$1,037	32	—

Equity securities	$361	20	(32)

Three months ended March 31, 2012
Fixed-maturity securities	$1,222	29	(3)

Equity securities	$100	—	(5)

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporary impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily-impaired including:

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

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Securities with gross unrealized loss positions at March 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Twelve Months or Greater		Total
As of March 31, 2013	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
Corporate bonds	$(3)	442	—	—	(3)	442
Commercial mortgage-backed securities	(4)	356	—	—	(4)	356
State, municipalities, and political subdivisions	(1)	226	—	—	(1)	226
Redeemable preferred stock	—	54	—	—	—	54

Total fixed-maturity securities	(8)	1,078	—	—	(8)	1,078
Equity securities	(80)	2,652	(31)	192	(111)	2,844

Total available-for-sale securities	$(88)	3,730	(31)	192	(119)	3,922

The Company believes there are no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest-rate changes. It is expected that the securities will not be settled at a price less than the par value of the investments. In determining whether equity securities are other-than-temporarily-impaired the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at March 31, 2013.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Other Investments

Other investments consist of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Land	$10,993	10,993
Land improvements	1,328	1,326
Buildings	2,869	2,869
Other	1,303	1,238

Total, at cost	16,493	16,426
Less: accumulated depreciation and amortization	(434)	(339)

Other investments	$16,059	16,087

Depreciation and amortization expense related to other investments was $95,000 and $29,000, respectively, for the three months ended March 31, 2013 and 2012.

Note 4 — Property and Equipment, net

On February 28, 2013, the Company purchased real estate in Ocala, Florida for a total purchase price of $2.0 million. The real estate consists of 1.6 acres of land and a vacant office building with rentable area of approximately 16,000 square feet. The facility will be used by the Company’s insurance operations and, also, as an alternative location in the event a catastrophic event impacts the Company’s home office and other support operations.

Note 5 — Long-Term Debt

On January 17, 2013, the Company completed the sale of unsecured senior notes in a public offering for an aggregate principal amount of $35 million. In addition, effective January 25, 2013, the Company received an aggregate principal amount of $5.3 million pursuant to the underwriters’ exercise of the over-allotment option. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended (Registration Statement No. 333-185228) and the prospectus supplement dated January 10, 2013. The combined net proceeds after underwriting and issuance costs of approximately $1.6 million were $38.7 million. Approximately $1.5 million of the $1.6 million of underwriting and issuance costs was paid during the three months ended March 31, 2013. The notes will mature on January 30, 2020 and bear interest at a fixed annual rate of 8% payable quarterly on January 30, April 30, July 30 and October 30, commencing on April 30, 2013. The notes may be redeemed, in whole or in part, at any time on and after January 30, 2016 upon not less than 30 or more than 60 days’ notice. The redemption price will be equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Additionally, the Company may, at any time, repurchase the senior notes at any price in the open market and may hold, resell or surrender the notes for cancellation.

The senior notes rank on a parity with all of the Company’s other existing and future senior unsecured obligations. In addition, to the extent the senior notes are unsecured, they also rank junior in right of payment to any secured debt that the Company may have outstanding to the extent of the value of the assets securing such debt.

The senior notes contain customary restrictive covenants relating to merger, modification of the indenture, subordination, issuance of debt securities and sale of assets, the most significant of which include limitations with respect to certain designated subsidiaries on the incurrence of additional indebtedness or guarantees secured by any security interest on any shares of their capital stock. The senior note covenants also limit the Company’s ability to sell or otherwise dispose of any shares of capital stock of such designated subsidiaries. The senior note covenants do not contain any restrictions on the Company’s payment or declaration of dividends nor require a sinking fund to be established for the purpose of redemption.

Interest expense with respect to the senior notes was approximately $686,000 for the three months ended March 31, 2013 and included amortization of debt issuance costs of approximately $33,000. The effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 8.7%.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2	–	Other inputs that are observable for the asset and liability, either directly or indirectly.
Level 3	–	Inputs that are unobservable.

Long-term debt:

Long-term debt represents the Company’s 8.00% senior notes due 2020. The senior notes were initially sold to the public in January 2013 and trade on the New York Stock Exchange. The fair value is based on the closing market price.

The following table presents information about the Company’s financial assets and liabilities measured at estimated fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2013
Cash and cash equivalents	$279,327	—	—	279,327

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	582	1,176	—	1,758
Corporate bonds	11,117	—	—	11,117
Commercial mortgage-backed securities	—	10,741	—	10,741
State, municipalities, and political subdivisions	10,664	—	—	10,664
Redeemable preferred stock	837	—	—	837

Total fixed-maturity securities	23,200	11,917	—	35,117
Equity securities	9,944	—	—	9,944

Total available-for-sale securities	33,144	11,917	—	45,061

Total	$312,471	11,917	—	324,388

Long-term debt	$43,470	—	—	43,470

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2012
Cash and cash equivalents	$230,214	—	—	230,214

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	583	864	—	1,447
Corporate bonds	10,860	—	—	10,860
Commercial mortgage-backed securities	—	11,644	—	11,644
State, municipalities, and political subdivisions	11,066	—	—	11,066
Redeemable preferred stock	936	—	—	936

Total fixed-maturity securities	23,445	12,508	—	35,953
Equity securities	8,876	—	—	8,876

Total available-for-sale securities	32,321	12,508	—	44,829

Total	$262,535	12,508	—	275,043

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2013 or during the year ended December 31, 2012.

Note 7 — Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of the reinsurers are unable to meet their obligations under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of well-known and rated reinsurers to secure its annual reinsurance coverage, which becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration maximum projected losses and reinsurance market conditions.

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Premiums Written:
Direct	$70,849	38,174
Assumed	(1,600)	(1,278)

Gross written	69,249	36,896
Ceded	(21,996)	(14,267)

Net premiums written	$47,253	22,629

Premiums Earned:
Direct	$53,127	33,298
Assumed	29,420	21,400

Gross earned	82,547	54,698
Ceded	(21,996)	(14,267)

Net premiums earned	$60,551	40,431

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

During the three months ended March 31, 2013 and 2012, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At March 31, 2013 and December 31, 2012, prepaid reinsurance premiums related to 31 reinsurers and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of March 31, 2013 and December 31, 2012.

Note 8 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$41,168	27,424

Incurred related to:
Current period	16,931	18,406
Prior period	(1,059)	762

Total incurred	15,872	19,168

Paid related to:
Current period	(3,732)	(4,391)
Prior period	(11,557)	(8,725)

Total paid	(15,289)	(13,116)

Balance, end of period	$41,751	33,476

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the three months ended March 31, 2013, the Company experienced overall favorable development of approximately $1.1 million with respect to its net unpaid losses and loss adjustment expenses established as of December 31, 2012, which contributed to the overall favorable variance of approximately $3.3 million with respect to the total losses and loss adjustment expenses incurred during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

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

Note 9 — Income Taxes

During the three months ended March 31, 2013 and 2012, the Company recorded approximately $12.8 million and $4.4 million, respectively, of income taxes, which resulted in estimated annual effective tax rates of 38.5% and 38.8%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state and foreign income taxes and stock-based compensation as well as certain nondeductible items.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$20,387			$6,968

Less: Preferred stock dividends	(34)			(181)
Less: Income attributable to participating securities	(459)			—

Basic Earnings Per Share:
Income allocated to common stockholders	19,894	10,650	$1.87	6,787	6,326	$1.07

Effect of Dilutive Securities:
Stock options	—	159		—	240
Convertible preferred stock	34	222		181	1,207
Warrants	—	—		—	128

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$19,928	11,031	$1.81	$6,968	7,901	$0.88

Note 11 — Stockholders’ Equity

Common Stock

On January 22, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.225 per common share. The dividends were paid on March 15, 2013 to stockholders of record on February 15, 2013.

Common Stock Warrants

All common stock warrants were either exercised or cancelled during the year ended December 31, 2012.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Preferred Stock

As of March 31, 2013, 210,555 shares of Series A cumulative convertible preferred stock (“Series A Preferred”) remain outstanding. During the three months ended March 31, 2013, holders of 30,627 shares of Series A Preferred converted their Series A Preferred shares to 30,627 shares of common stock.

On March 7, 2013, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of March, April, and May 2013. The March dividend was paid on April 29, 2013 to shareholders of record at the close of business on April 1, 2013. The April dividend is payable on May 28, 2013 to shareholders of record at the close of business on May 1, 2013. The May dividend is payable on June 27, 2013 to shareholders of record at the close of business on June 3, 2013.

Note 12 — Stock-Based Compensation

Stock Option and Incentive Plan

The Company currently has outstanding stock options and restricted stock granted under the 2007 Stock Option and Incentive Plan (“2007 Plan”) and the 2012 Omnibus Incentive Plan (the “2012 Plan”). The 2007 Plan was terminated in 2012. Thus, there are no longer available shares for future grant under the 2007 Plan. Under the 2012 Plan, the aggregate number of shares of the Company’s common stock reserved and available for issuance is 5,000,000 of which only 4,000,000 shares may be issued upon the exercise of incentive stock options. With respect to the 2012 Plan at March 31, 2013, no incentive stock options have been granted, 45,400 shares of restricted stock are outstanding, and 4,954,600 shares are available for future grant.

Stock Options

Outstanding stock options granted under the 2007 Plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s 2007 Plan for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	280,000	$2.91	4.9 years	$5,007

Outstanding at March 31, 2013	280,000	2.91	4.7 years	$6,816

Exercisable at March 31, 2013	260,000	$2.65	4.4 years	$6,397

Outstanding at December 31, 2011	620,000	$2.97	5.7 years	$3,122
Exercised	(217,003)	3.33

Outstanding at March 31, 2012	402,997	2.78	5.5 years	$3,997

Exercisable at March 31, 2012	369,797	$2.50	5.2 years	$3,772

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes information about options exercised for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Options exercised	—	217,003
Total intrinsic value of exercised options	n/a	$1,470,101
Tax benefits realized	n/a	$437,000

During the three months ended March 31, 2012, a total of 217,003 options were exercised and net settled by surrender of 71,409 shares. No stock options vested during the three months ended March 31, 2013 and 2012. Compensation expense recognized for the three months ended March 31, 2013 and 2012 totaled approximately $4,700 and $53,000, respectively. At March 31, 2013, there was approximately $20,000 of unrecognized compensation expense related to nonvested stock options granted under the plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of 12.6 months. Deferred tax benefits related to stock options for the three months ended March 31, 2013 and 2012 were immaterial. No stock options were granted during the three months ended March 31, 2013.

Restricted Stock Awards

During 2012, the Company granted restricted stock awards to certain executive officers and other employees in connection with their service to the Company. The terms of the Company’s restricted stock grants include both service and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only service-based conditions is based on the value of the Company’s common stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2013 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2012	246,320	$14.54
Forfeited	(920)

Nonvested at March 31, 2013	245,400	$14.51

The Company recognized compensation expense of $384,700 for the three months ended March 31, 2013. At March 31, 2013, there was approximately $2.4 million of total unrecognized compensation expense related to nonvested restricted stock arrangements granted under the Company’s 2007 Plan and 2012 Plan. For the three months ended March 31, 2013, the Company recognized deferred tax benefits of approximately $148,000 related to restricted stock awards and realized tax benefits of approximately $22,000 related to cash dividends paid on restricted stock.

HOMEOWNERS CHOICE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

The Company expects to recognize the remaining compensation expense over a weighted-average period of 27 months. No restricted stock was granted during the three months ended March 31, 2013 and 2012. There were no shares of restricted stock issued or outstanding during the three months ended March 31, 2012.

Note 13 — Commitments and Contingencies

Environmental Matters

In connection with the acquisition of one of the Company’s properties located in Pinellas County, Florida, the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. At acquisition, the Company recorded a liability of $150,000 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the work plan. As of March 31, 2013, a total of $58,000 has been expended with respect to the site assessment and remediation and the remaining $92,000 accrued at acquisition is included in other liabilities in the accompanying consolidated balance sheets. Even with the Company’s best effort in estimating the costs, it is possible that additional testing and additional environmental monitoring and remediation will be required as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could exceed the current estimated liability. However, based on information known at March 31, 2013, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Note 14 — Subsequent Events

On April 8, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.225 per common share. The dividends are payable on June 21, 2013 to stockholders of record on May 17, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Homeowners Choice, Inc. and its subsidiaries.

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

OVERVIEW

General

HCI is a Florida-based holding company established in 2006. We expect to change our name in May 2013 to “HCI Group, Inc.” pending an approval by our shareholders. Our property and casualty insurance operations began in 2007. Over the past few years, we have broadened and diversified our business portfolio through acquisitions to include information technologies and, also, real estate operations under which we operate one restaurant and two marina facilities. Based on the organizational structure, revenue sources, and evaluation of financial and operating performances by management, we have the following operating segments:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Real estate

•	Information technology

For the three months ended March 31, 2013 and 2012, revenues from property and casualty insurance operations represented 94.6% and 95.1%, respectively, of total revenues of all operating segments. As a result, we have determined the property and casualty insurance operations to be our only reportable operating segment.

Insurance Operations

Property and Casualty Insurance

Through certain subsidiaries, primarily Homeowners Choice Property & Casualty Insurance, Inc. (“HCPCI”), we provide property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida. Under our Homeowners Choice brand, HCPCI offers insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

HCPCI began operations in 2007 by participating in a “take-out program” which is a legislatively mandated program designed to encourage private companies to assume policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens and one from HomeWise Insurance Company (“HomeWise”). This growth track has been beneficial to us in terms of reduced policy acquisition costs and periods of lower reinsurance costs. Even though expanding our policyholder base through opportunistic assumptions continues to be important to our growth plan, we plan to seek opportunities to expand and to provide new product offerings.

Reinsurance

We have one Bermuda-based reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd., which participates in the reinsurance program to HCPCI under our Claddaugh brand.

Other Operations

Real Estate

Operated under our Greenleaf Capital brand, real estate operations include several properties we own including our headquarters building in Tampa, Florida and a secondary site in Ocala, Florida, which will be used by our insurance operations and, also, by our home office operations in the event we experience any disruption from a catastrophic event. In addition, we own properties in Treasure Island, Florida and Tierra Verde, Florida with a combined 20 acres of waterfront property.

With the exception of the Ocala location, we lease office or retail space at each location to non-affiliates on various terms. In addition, we own and operate one full-service restaurant and two marinas that we acquired in connection with our purchase of the waterfront properties. The combined marina facilities provide services to include: a) one dry stack boat storage building with capacity for approximately 180 boats; b) approximately 70 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis.

Information Technology

Our information technology segment includes a team of experienced programmers with extensive experience in developing web-based products and applications for mobile devices. The operations, which are primarily in India, are focused on developing innovative products or services that can be marketed to the public and also on providing affiliates with back-office technology support services that can facilitate and improve ongoing operations.

We plan to improve and upgrade for commercial use the technologies originally developed in-house for our own insurance operations and market these technologies to third parties under our Exzeo brand.

Recent Developments

On April 8, 2013, our Board of Directors declared a quarterly dividend of $0.225 per common share. The dividends are payable on June 21, 2013 to stockholders of record on May 17, 2013.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012

Operating Revenue
Gross premiums earned	$82,547	54,698
Premiums ceded	(21,996)	(14,267)

Net premiums earned	60,551	40,431

Net investment income	139	522
Policy fee income	772	515
Realized investment gains	20	21
Other income	329	163

Total operating revenue	61,811	41,652

Operating Expenses
Losses and loss adjustment expenses	15,872	19,168
Policy acquisition and other underwriting expenses	5,968	6,836
Interest expense	686	—
Other operating expenses	6,115	4,267

Total operating expenses	28,641	30,271

Income before income taxes	33,170	11,381
Income taxes	12,783	4,413

Net income	$20,387	6,968
Preferred stock dividends	(34)	(181)

Income available to common stockholders	$20,353	6,787

Ratios to Net Premiums Earned:
Loss Ratio	26.21%	47.41%
Expense Ratio	21.09%	27.46%

Combined Ratio	47.30%	74.87%

Ratios to Gross Premiums Earned:
Loss Ratio	19.23%	35.04%
Expense Ratio	15.47%	20.30%

Combined Ratio	34.70%	55.34%

Per Share Data:
Basic earnings per common share	$1.87	$1.07

Diluted earnings per common share	$1.81	$0.88

Comparison of the Three Months ended March 31, 2013 to the Three Months ended March 31, 2012

Our results of operations for the three months ended March 31, 2013 reflect income available to common stockholders of approximately $20.4 million, or $1.81 earnings per diluted common share, compared to income available to common stockholders of approximately $6.8 million, or $0.88 earnings per diluted common share, for the three months ended March 31, 2012.

Revenue

Gross Premiums Earned for the three months ended March 31, 2013 and 2012 were $82.5 million and $54.7 million, respectively, and primarily reflect the revenue from policies acquired from HomeWise and Citizens and subsequent renewals. The $27.8 million increase over the corresponding period in 2012 was primarily attributable to $29.4 million of revenue from the Citizens assumption we completed in November 2012 offset by a net decrease of $1.6 million, which was due to a combination of policy attrition, offset in part by a rate increase we implemented in February 2013.

Premiums Ceded for the three months ended March 31, 2013 and 2012 were approximately $22.0 million and $14.3 million, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 26.6% and 26.1% of gross premiums earned during the three months ended March 31, 2013 and 2012, respectively. We expect our reinsurance premiums applicable to the 2013-14 reinsurance treaty year will increase due to the increase in exposure as a result of our November 2012 assumption of policies from Citizens. Our reinsurance costs are expected to be approximately 39% to 42% of gross written premiums during the period from June 1, 2013 through May 31, 2014.

Net Premiums Earned for the three months ended March 31, 2013 and 2012 were $60.6 million and $40.4 million, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Net Premiums Written during the three months ended March 31, 2013 and 2012 totaled $47.3 million and $22.6 million, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net Premiums Written	$47,253	22,629
Decrease in Unearned Premiums	13,298	17,802

Net Premiums Earned	$60,551	40,431

Net Investment Income for the three months ended March 31, 2013 and 2012 was $139,000 and $522,000, respectively. The decline in 2013 is primarily due to operating losses of the business activities associated with the real estate we acquired in April 2012. There were no other-than-temporary impairments recorded during the three months ended March 31, 2013 and 2012.

Realized Investment Gains for the three months ended March 31, 2013 and 2012 of $20,000 and $21,000, respectively, reflect the net gain realized from sales of securities during the period.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $15.9 million and $19.2 million, respectively, during the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013, we experienced favorable development of approximately $1.1 million with respect to our net unpaid losses and loss adjustment expanses established as of December 31, 2012, which contributed to the overall favorable variance of approximately $3.3 million with respect to the total losses and loss adjustment expenses incurred during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our liability for losses and loss adjustment expense (“Reserves”), which is more fully described below under “Critical Accounting Policies and Estimates,” are specific to property insurance, which is HCPCI’s only line of business. These Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Our Reserves increased from $41.2 million at December 31, 2012 to $41.8 million at March 31, 2013. The $0.6 million increase in our Reserves is comprised of $13.2 million in new reserves specific to the three months ended March 31, 2013 offset by reductions of $10.1 million and $2.5 million in our Reserves for 2012 and prior loss years, respectively. The $13.2 million in Reserves established for 2013 claims is primarily due to the increase in our policy exposure. The decrease of $12.6 million specific to our 2012 and prior loss-year reserves is due to favorable development arising from lower than expected loss development during 2013 relative to expectations used to establish our Reserve estimates at the end of 2012. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves, a lower number of new claims reported than anticipated, and actual case development may be more favorable than originally anticipated.

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2013 and 2012 of $6.0 million and $6.8 million, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes, marketing costs, and policy fees. The net decrease from the corresponding period in 2012 is primarily attributable to a $1.2 million one-time charge in 2012 resulting from a U.S. GAAP change in accounting for deferred acquisition costs, the effect of which is partially offset by an increase in commissions and premium taxes related to the increase in policy renewals in 2013.

Other Operating Expenses for the three months ended March 31, 2013 and 2012 were $6.1 million and $4.3 million, respectively. The $1.8 million increase is primarily attributable to a $1.3 million increase in compensation and related expenses and a $0.5 million increase in our other administrative costs, which include a variety of professional service fees, license fees, corporate insurance, lease expense, information system expense, and other general expenses. As of March 31, 2013, we had 163 employees located at our headquarters in Tampa, Florida compared to 126 employees as of March 31, 2012. We also have 59 employees located in Noida, India at March 31, 2013 versus 64 at March 31, 2012.

Income Taxes for the three months ended March 31, 2013 and 2012 were $12.8 million and $4.4 million, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.5% for 2013 and 38.8% for 2012.

Ratios:

The loss ratio applicable to the three months ended March 31, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 26.2% compared to 47.4% for the three months ended March 31, 2012. Our loss ratio was positively impacted by a significant increase in our gross premiums earned during 2013 (see Gross Premiums Earned above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

The expense ratio applicable to the three months ended March 31, 2013 (policy acquisition and other underwriting expenses related to net premiums earned plus interest and other administrative expenses) was 21.1% compared to 27.5% for the three months ended March 31, 2012. The decrease in our expense ratio is primarily attributable to the significant increase in 2013 in our gross premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio that is less than 100% generally reflects favorable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended March 31, 2013 was 47.3% compared to 74.9% for the three months ended March 31, 2012. Our combined ratio was positively impacted by a significant increase in our gross premiums earned during 2013 (see Gross Premiums Earned above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended March 31, 2013 was 34.7% compared to 55.3% for the three months ended March 31, 2012.

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

We believe that we maintain sufficient liquidity to pay HCPCI’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims and reinsurance premiums, and fund operating expenses.

Preferred Stock

Our cumulative convertible preferred stock (“Series A Preferred”) is not redeemable prior to March 31, 2014. If we issue a conversion cancellation notice, the Series A Preferred will be redeemable on or after March 31, 2014 for cash, at our option, in whole or in part, at $10.00 per share, plus accrued and unpaid dividends to the redemption date. Otherwise, the Series A Preferred will be redeemable for cash, at our option, in whole or in part, at a redemption price equal to $10.40 per share for redemptions on or after March 31, 2014; $10.20 per share for redemptions on or after March 31, 2015; and $10.00 per share for redemptions on or after March 31, 2016, in each case, plus accrued and unpaid dividends to the redemption date.

The Series A Preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption requirements. Holders of the Series A Preferred shares generally have no voting rights, except under limited circumstances, and holders are entitled to receive cumulative preferential dividends when and as declared by our Board of Directors.

Senior Notes Due 2020

In January 2013, we completed the sale of an aggregate of approximately $40.3 million of our 8.00% senior notes (“Senior Notes”) due 2020. The Senior Notes were issued under an Indenture, dated January 17, 2013, between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. The Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning on April 30, 2013. Interest on the Senior Notes began accruing from January 17, 2013, and the Senior Notes will mature on January 30, 2020. We may redeem the Senior Notes, in whole or in part, at any time on and after January 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. Additionally, we may at any time repurchase Senior Notes at any price in the open market and may hold, resell or surrender such Senior Notes to the Trustee for cancellation. The Senior Notes are our senior unsecured obligations, and rank on a parity with all of our other existing and future senior unsecured obligations. The Indenture relating to the Senior Notes, as supplemented, contains customary events of default. If an event of default occurs and is continuing with respect to any series of the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization, all outstanding Senior Notes will become due and payable immediately. See Note 5 – “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Our Senior Notes were listed on the New York Stock Exchange and trade under the symbol “HCJ.”

Cash Flows

Cash Flows for the Three months ended March 31, 2013

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $15.3 million, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $2.4 million was primarily due to the purchases of available-for-sale securities of $2.6 million, and the purchase of $2.4 million in property and equipment offset by redemptions and repayments of fixed-maturity securities of $1.2 million, and the proceeds from sales of available-for-sale securities of $1.4 million. Net cash provided by financing activities totaled $36.3 million, which was primarily due to approximately $40.3 million from the sale of Senior Notes offset by $1.5 million in related underwriting and issuance costs paid during the quarter and, also, $2.5 million in cash dividends paid .

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

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At March 31, 2013, we had $45.1 million of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013 and December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2013:

	Payment Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease (1)	$1,336	125	270	298	643
Service agreement (1)	241	23	49	53	116
Long-term debt obligations (2)	62,906	3,336	6,440	6,440	46,690

Total	$64,483	3,484	6,759	6,791	47,449

(1)	Represents the lease and maintenance service agreement for office space in Noida, India. Liabilities were converted from India Rupee to U.S. dollars using the April 1, 2013 exchange rate, the first available rate subsequent to March 31, 2013, which was a non-business day.
(2)	Amounts represent principal and interest payments over the life of the Senior Notes due January 30, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments to develop amounts reflected and disclosed in our financial statements. Material estimates that are particularly susceptible to significant change in the near term are related to our Reserves, which include amounts estimated for claims incurred but not yet reported. Reserves are determined by establishing liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such Reserves are determined based on our assessment of claims reported and the development of pending claims. These Reserves are based on individual case estimates for the reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are adjusted.

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2013, $22.5 million of the total $41.8 million we have reserved for losses and loss adjustment expenses is specific to our estimate of IBNR. The remaining $19.3 million relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At March 31, 2013, $12.4 million of the $19.3 million in reserves for known cases relates to claims incurred during prior years.

Based on all information known to us, we believe our Reserves at March 31, 2013 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

In addition to Reserves, we believe our accounting policies specific to premium revenue recognition, losses and loss adjustment expenses, reinsurance, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 14, 2013. For the three months ended March 31, 2013, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at March 31, 2013 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by investment companies and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2013 (in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$30,914	$(4,203)	(11.97)%
200 basis point increase	32,315	(2,802)	(7.98)%
100 basis point increase	33,716	(1,401)	(3.99)%
100 basis point decrease	36,454	1,337	3.81%
200 basis point decrease	37,545	2,428	6.91%
300 basis point decrease	38,241	3,124	8.90%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2013 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$9,944	30	$10,772	31
AA+, AA, AA-	4,585	14	4,971	14
A+, A, A-	8,117	25	8,550	24
BBB+, BBB, BBB-	7,910	24	8,434	24
BB+, BB	2,191	7	2,390	7

Total	$32,747	100	$35,117	100

Equity Price Risk

Our equity investment portfolio at March 31, 2013 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at March 31, 2013 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$2,227	22
Energy	1,180	12
Consumer	551	6
Other (1)	508	5

	4,466	45

Mutual funds and Exchange traded funds by type:
Debt	5,237	53
Equity	241	2

	5,478	55

Total	$9,944	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2013, we did not have any material exposure to foreign currency related risk.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, implementation of possible controls and procedures depends on management’s judgment in evaluating their benefits relative to costs.

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

ITEM 1a – RISK FACTORS

With the exception of the item described below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 14, 2013.

As a holding company, Homeowners Choice, Inc. depends on the ability of its subsidiaries to generate and transfer funds to meet its Senior Notes obligation.

Homeowners Choice, Inc. does not have significant operations of its own. Our ability to make scheduled payments on our Senior Notes obligation depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries are insufficient to meet our Senior Notes obligation, we may be required to raise funds through the issuance of additional debt or equity securities or a reduction in or suspension of dividend payments, or the sale of assets.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

None.

Working Capital Restrictions and Other Limitations on Payment of Dividends

We are not subject to working capital restrictions or other limitations on the payment of dividends. Our insurance subsidiary, however, is subject to restrictions on the dividends it may pay. Those restrictions could impact HCI’s ability to pay future dividends.

Under Florida law, a domestic insurer such as our insurance subsidiary, HCPCI, may not pay any dividend or distribute cash or other property to its stockholder except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida statutes preclude our insurance subsidiary from making dividend payments or distributions to its stockholder, HCI, without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 29, 2011.

3.2	Bylaws as amended April 16, 2009. Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K filed April 23, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between Homeowners Choice, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between Homeowners Choices, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Warrant Agreement dated July 30, 2008, between Homeowners Choice, Inc. and GunnAllen Financial, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.8	Letter Agreement dated August 1, 2008 among Homeowners Choice, Inc., Anderson & Strudwick, Incorporated and GunnAllen Financial, Inc., whereby we waive certain cancellation rights under warrants issued to the other parties. Incorporated by reference to the correspondingly numbered exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-150513) filed August 6, 2008.

4.9	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.5, 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.10	Specimen 7% Series A Cumulative Preferred Stock Certificate Incorporated by reference to Exhibit 4.2 to Form 8-A filed March 25, 2011.

4.11	Warrant Agreement dated November 2, 2011 between Homeowners Choice, Inc. and Glencoe Acquisition, Inc. as to the issuance of 1,000,000 warrants. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.1	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company, Ltd. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 13, 2012.

10.2**	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Placement Agreement dated March 25, 2011 between Homeowners Choice, Inc. and Anderson & Strudwick, Incorporated. Incorporated by reference to Exhibit 1.1 to our Form 8-K filed March 31, 2011.

10.4**	Executive Employment Agreement dated July 1, 2011 between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	Homeowners Choice, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed April 27, 2012.

10.6**	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Warrant Purchase Agreement dated November 19, 2012 between Homeowners Choice, Inc. and the bankruptcy trustee of Glencoe Acquisition, Inc. Incorporated by reference to Exhibit 10.8 of our Form 8-K filed November 19, 2012.

10.10	PR-M Non-Bonus Assumption Agreement dated December 1, 2007 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2010.

10.11	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.12	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.16	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer B). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.19	Reimbursement Contract effective June 1, 2012 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.22	All Other Perils Excess Catastrophe Reinsurance Contract, effective January 1, 2012 through May 31, 2012, by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and various reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.23**	Retention Bonus Agreement dated February 16, 2012 (effective January 16, 2012) between Homeowners Choice, Inc. and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.24**	Executive Employment Agreement dated March 8, 2012 between Homeowners Choice, Inc. and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.25	Assumption Agreement dated November 2, 2011 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and HomeWise Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.26	Commercial Real Estate Contract dated March 9, 2012 among HCI Holdings LLC and Rice Family Holdings, LLLP, John’s Pass Marina, Inc. and Gators on the Pass, Inc. Incorporated by reference to Exhibit 10.26 of our Form 10-Q filed May 14, 2012.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby Homeowners Choice, Inc. issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.31	PR-M Non-Bonus Assumption Agreement, dated September 20, 2012, by and between Homeowners Choice Property & Casualty Insurance Company and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.10 of our Form 8-K filed September 25, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

14	Code of Conduct of Homeowners Choice, Inc. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed October 18, 2012.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.(1)

101.SCH	XBRL Taxonomy Extension Schema.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(1)

101.DEF	XBRL Definition Linkbase.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

(1)	Pursuant to Rule 406T of U.S. Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HOMEOWNERS CHOICE, INC.

May 9, 2013	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 9, 2013	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to Homeowners Choice, Inc. and will be retained by Homeowners Choice, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.