Form 10-Q
period 2013-06-30
HCI Group, Inc.
filed 2013-08-07
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

HCI Group, Inc.

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on July 26, 2013 was 11,430,035.

HCI GROUP, INC. AND SUBSIDIARIES

		Page

	PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets: June 30, 2013 (unaudited) and December 31, 2012	1
	Consolidated Statements of Income: Three and six months ended June 30, 2013 and 2012 (unaudited)	2
	Consolidated Statements of Comprehensive Income: Three and six months ended June 30, 2013 and 2012 (unaudited)	3
	Consolidated Statements of Cash Flows: Six months ended June 30, 2013 and 2012 (unaudited)	4-5
	Consolidated Statements of Stockholders’ Equity: Six months ended June 30, 2013 and 2012 (unaudited)	6-7
	Notes to Consolidated Financial Statements (unaudited)	8-23

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-37

Item 3	Quantitative and Qualitative Disclosures about Market Risk	37-38

Item 4	Controls and Procedures	39

	PART II – OTHER INFORMATION

Item 1	Legal Proceedings	39

Item 1A	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3	Defaults upon Senior Securities	41

Item 4	Mine Safety Disclosures	41

Item 5	Other Information	41

Item 6	Exhibits

Signatures
Certifications

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Fixed-maturity securities, available-for-sale, at fair value	$40,119	35,953
Equity securities, available-for-sale, at fair value	10,335	8,876
Other investments	16,014	16,087

Total investments	66,468	60,916
Cash and cash equivalents	296,812	230,214
Accrued interest and dividends receivable	410	375
Premiums and reinsurance receivable	28,305	10,642
Prepaid reinsurance premiums	31,236	9,112
Deferred policy acquisition costs	18,608	10,032
Property and equipment, net	13,008	10,853
Deferred income taxes	—	3,848
Other assets	6,934	2,296

Total assets	$461,781	338,288

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$44,749	41,168
Unearned premiums	191,446	154,249
Advance premiums	11,273	4,029
Assumed reinsurance balances payable	1,466	1,377
Accrued expenses	7,725	3,041
Dividends payable	34	42
Income taxes payable	124	8,813
Deferred income taxes	1,529	—
Long-term debt	40,250	—
Other liabilities	9,600	4,316

Total liabilities	308,196	217,035

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 191,750 and 241,182 shares issued and outstanding in 2013 and 2012, respectively	—	—
Preferred stock (no par value, 18,500,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 11,434,216 and 10,877,537 shares issued and outstanding in 2013 and 2012, respectively)	—	—
Additional paid-in capital	65,394	63,875
Retained income	87,294	55,758
Accumulated other comprehensive income	897	1,620

Total stockholders’ equity	153,585	121,253

Total liabilities and stockholders’ equity	$461,781	338,288

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue

Gross premiums earned	$81,952	53,772	164,499	108,470
Premiums ceded	(24,617)	(16,702)	(46,613)	(30,969)

Net premiums earned	57,335	37,070	117,886	77,501

Net investment income	295	302	434	824
Policy fee income	1,426	1,028	2,198	1,543
Net realized investment (losses) gains	(8)	9	12	30
Gain on bargain purchase	—	179	—	179
Other	285	267	614	430

Total revenue	59,333	38,855	121,144	80,507

Expenses

Losses and loss adjustment expenses	17,414	16,197	33,286	35,365
Policy acquisition and other underwriting expenses	7,308	6,243	13,276	13,079
Interest expense	846	—	1,532	—
Other operating expenses	7,358	4,406	13,473	8,673

Total expenses	32,926	26,846	61,567	57,117

Income before income taxes	26,407	12,009	59,577	23,390

Income taxes	10,172	4,747	22,955	9,160

Net income	$16,235	7,262	36,622	14,230

Preferred stock dividends	(32)	(63)	(66)	(244)

Income available to common stockholders	$16,203	7,199	36,556	13,986

Basic earnings per common share	$1.44	$0.85	$3.31	$1.89

Diluted earnings per common share	$1.40	$0.74	$3.20	$1.60

Dividends per common share	$0.23	$0.20	$0.45	$0.35

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$16,235	7,262	36,622	14,230

Other comprehensive (loss) income:
Change in unrealized gain on investments:
Unrealized (loss) gain arising during the period	(1,458)	175	(1,183)	1,449
Call and repayment losses charged to investment income	3	—	18	—
Reclassification adjustment for realized gains (loss)	8	(9)	(12)	(30)

Net change in unrealized gain	(1,447)	166	(1,177)	1,419
Deferred income taxes on above change	559	(64)	454	(547)

Total other comprehensive (loss) income	(888)	102	(723)	872

Comprehensive income	$15,347	7,364	35,899	15,102

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$36,622	14,230
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,474	212
Net amortization of premiums on investments in fixed-maturity securities	134	111
Depreciation and amortization	1,045	637
Deferred income taxes	5,831	3,698
Net realized investment gains	(12)	(30)
Gain on bargain purchase	—	(179)
Foreign currency remeasurement loss	44	—
Changes in operating assets and liabilities:
Premiums and reinsurance receivable	(17,663)	(6,829)
Advance premiums	7,244	6,872
Prepaid reinsurance premiums	(22,124)	(12,315)
Accrued interest and dividends receivable	(35)	(138)
Income taxes receivable	—	(4,900)
Other assets	(3,431)	(445)
Assumed reinsurance balances payable	89	1,389
Deferred policy acquisition costs	(8,576)	(155)
Losses and loss adjustment expenses	3,581	9,889
Unearned premiums	37,197	11,752
Income taxes payable	(8,689)	(4,956)
Accrued expenses and other liabilities	9,810	5,131

Net cash provided by operating activities	42,541	23,974

Cash flows from investing activities:
Cash consideration paid for acquired business, net of cash acquired	—	(8,157)
Purchase of property and equipment, net	(2,692)	(480)
Purchase of other investments	(115)	(967)
Purchase of fixed-maturity securities	(8,601)	(6,710)
Purchase of equity securities	(2,582)	(4,844)
Proceeds from sales of fixed-maturity securities	1,359	2,419
Proceeds from calls, repayments and maturities of fixed-maturity securities	1,736	—
Proceeds from sales of equity securities	1,313	1,512
Decrease in time deposits, net	—	5,243

Net cash used in investing activities	(9,582)	(11,984)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	20,082
Proceeds from the exercise of common stock warrants	—	1,375
Proceeds from the issuance of long-term debt	40,250	—
Cash dividends paid	(5,094)	(3,151)
Repurchase of common stock	(235)	—
Debt issuance costs	(1,525)	—
Tax benefits related to stock-based compensation	280	437

Net cash provided by financing activities	33,676	18,743

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012

Effect of exchange rate changes on cash	(37)	—

Net increase in cash and cash equivalents	66,598	30,733
Cash and cash equivalents at beginning of period	230,214	100,355

Cash and cash equivalents at end of period	$296,812	131,088

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25,535	14,880

Cash paid for interest	$921	—

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(723)	872

Conversion of Series A Preferred Stock to common stock	$435	5,939

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2013

(Unaudited)

(Amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount			Income

Balance at December 31, 2012	241,182	$—	10,877,537	$—	$63,875	$55,758	$1,620	$121,253
Net income	—	—	—	—	—	36,622	—	36,622
Change in unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	—	—	(723)	(723)
Conversion of preferred stock to common stock	(49,432)	—	49,432	—	—	—	—	—
Issuance of restricted stock	—	—	544,000	—	—	—	—	—
Forfeiture of restricted stock	—	—	(29,080)	—	—	—	—	—
Repurchase of common stock	—	—	(7,673)	—	(235)	—	—	(235)
Common stock dividends	—	—	—	—	—	(5,020)	—	(5,020)
Preferred stock dividends	—	—	—	—	—	(66)	—	(66)
Tax benefits related to stock-based compensation	—	—	—	—	280	—	—	280
Stock-based compensation	—	—	—	—	1,474	—	—	1,474

Balance at June 30, 2013	191,750	$—	11,434,216	$—	$65,394	$87,294	$897	$153,585

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity – continued

Six Months Ended June 30, 2012

(Unaudited)

(Amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Income	Total

Balance at December 31, 2011	1,247,700	$—	6,202,485	$—	$29,636	$33,986	$208	$63,830
Net income	—	—	—	—	—	14,230	—	14,230
Change in unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	—	—	872	872
Exercise of common stock options	—	—	145,594	—	—	—	—	—
Exercise of common stock warrants	—	—	161,642	—	1,375	—	—	1,375
Excess tax benefit from stock options exercised	—	—	—	—	437	—	—	437
Conversion of preferred stock to common stock	(655,376)	—	655,376	—	—	—	—	—
Issuance of restricted stock	—	—	200,000	—	—	—	—	—
Issuance of common stock	—	—	1,840,000	—	20,082	—	—	20,082
Common stock dividends	—	—	—	—	—	(2,793)	—	(2,793)
Preferred stock dividends	—	—	—	—	—	(244)	—	(244)
Stock-based compensation	—	—	—	—	212	—	—	212

Balance at June 30, 2012	592,324	$—	9,205,097	$—	$51,742	$45,179	$1,080	$98,001

See accompanying Notes to Consolidated Financial Statements.

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2013. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Form 10-K, which was filed with the SEC on March 14, 2013.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss adjustment expenses, assumed reinsurance balances, the recoverability of deferred policy acquisition costs, and the determination of deferred income taxes. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated.

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Reinsurance Contracts

The Company enters into excess of loss reinsurance contracts to minimize its net loss exposure to catastrophic loss events. Certain of the Company’s current contracts contain retrospective provisions including terms and conditions that adjust premiums, increase the amount of future coverage, or result in profit commissions based on the loss experience under the contracts. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments, profit commissions and coverage changes are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments are reflected in the Company’s current operations.

Note 2 — Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the six months ended June 30, 2013, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

Note 3 — Investments

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At June 30, 2013 and December 31, 2012, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of June 30, 2013
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,671	45	(3)	1,713
Corporate bonds	15,017	375	(86)	15,306
Commercial mortgage-backed securities	11,133	589	(82)	11,640
State, municipalities, and political subdivisions	10,251	489	(56)	10,684
Redeemable preferred stock	766	12	(2)	776

Total	38,838	1,510	(229)	40,119

Equity securities	10,156	566	(387)	10,335

Total available-for-sale securities	$48,994	2,076	(616)	50,454

As of December 31, 2012
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,359	88	—	1,447
Corporate bonds	10,298	572	(10)	10,860
Commercial mortgage-backed securities	10,708	936	—	11,644
State, municipalities, and political subdivisions	10,152	914	—	11,066
Redeemable preferred stock	919	18	(1)	936

Total	33,436	2,528	(11)	35,953

Equity securities	8,756	303	(183)	8,876

Total available-for-sale securities	$42,192	2,831	(194)	44,829

The scheduled maturities of fixed-maturity securities at June 30, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$1,376	1,380
Due after one year through five years	9,824	10,103
Due after five years through ten years	10,783	10,969
Due after ten years	5,722	6,026
Commercial mortgage-backed securities	11,133	11,641

	$38,838	40,119

Investment Sales

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2013 and 2012 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2013
Fixed-maturity securities	$322	2	(3)

Equity securities	$952	44	(51)

Three months ended June 30, 2012
Fixed-maturity securities	$1,197	11	—

Equity securities	$1,412	8	(10)

Six months ended June 30, 2013
Fixed-maturity securities	$1,359	34	(3)

Equity securities	$1,313	64	(83)

Six months ended June 30, 2012
Fixed-maturity securities	$2,419	40	(3)

Equity securities	$1,512	8	(15)

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

Securities with gross unrealized loss positions at June 30, 2013, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2013	Loss	Value	Loss	Value	Loss	Value

Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(3)	510	—	—	(3)	510
Corporate bonds	(86)	3,656	—	—	(86)	3,656
Commercial mortgage-backed securities	(82)	1,949	—	—	(82)	1,949
State, municipalities, and political subdivisions	(56)	1,571	—	—	(56)	1,571
Redeemable preferred stock	(2)	197	—	—	(2)	197

Total fixed-maturity securities	(229)	7,883	—	—	(229)	7,883
Equity securities	(328)	6,266	(59)	181	(387)	6,447

Total available-for-sale securities	$(557)	14,149	(59)	181	(616)	14,330

The Company believes there are no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest-rate changes. It is expected that the securities will not be settled at a price less than the par value of the investments. In determining whether equity securities are other-than-temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at June 30, 2013.

Other Investments

Other investments consist of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Land	$11,009	10,993
Land improvements	1,351	1,326
Buildings	2,873	2,869
Other	1,311	1,238

Total, at cost	16,544	16,426
Less: accumulated depreciation and amortization	(530)	(339)

Other investments	$16,014	16,087

Depreciation and amortization expense related to other investments was $96 and $66, respectively, for the three months ended June 30, 2013 and 2012 and $191 and $95, respectively, for the six months ended June 30, 2013 and 2012.

Note 4 — Property and Equipment, net

On February 28, 2013, the Company purchased real estate in Ocala, Florida for a total purchase price of $2,002. The real estate consists of 1.6 acres of land and a vacant office building with rentable area of approximately 16,000 square feet. The facility will be used by the Company’s insurance operations and, also, as an alternative location in the event a catastrophic event impacts the Company’s home office and other support operations.

Note 5 — Long-Term Debt

On January 17, 2013, the Company completed the sale of unsecured senior notes in a public offering for an aggregate principal amount of $35,000. In addition, effective January 25, 2013, the Company received an aggregate principal amount of $5,250 pursuant to the underwriters’ exercise of the over-allotment option. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended (Registration Statement No. 333-185228) and the prospectus supplement dated January 10, 2013. The combined net proceeds were $38,690 after underwriting and issuance costs of approximately $1,560 of which $1,525 was paid during the six months ended June 30, 2013. The notes will mature on January 30, 2020 and bear interest at a fixed annual rate of 8% payable quarterly on January 30, April 30, July 30 and October 30, commencing on April 30, 2013. The notes may be redeemed, in whole or in part, at any time on and after January 30, 2016 upon not less than 30 or more than 60 days’ notice. The redemption price will be equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Additionally, the Company may, at any time, repurchase the senior notes at any price in the open market and may hold, resell or surrender the notes for cancellation.

The senior notes rank on parity with all of the Company’s other existing and future senior unsecured obligations. In addition, to the extent the senior notes are unsecured, they also rank junior in right of payment to any secured debt that the Company may have outstanding to the extent of the value of the assets securing such debt.

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

Interest expense with respect to the senior notes was approximately $846 and $1,532, respectively, for the three and six months ended June 30, 2013 and included amortization of debt issuance costs of approximately $41 and $74, respectively. The effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 8.7%.

Note 6 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Other inputs that are observable for the asset and liability, either directly or indirectly.

Level 3 — Inputs that are unobservable.

The following table presents information about the Company’s financial assets and liabilities measured at estimated fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2013
Cash and cash equivalents	$296,812	—	—	296,812

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	545	1,168	—	1,713
Corporate bonds	14,360	946	—	15,306
Commercial mortgage-backed securities	—	11,640	—	11,640
State, municipalities, and political subdivisions	—	10,684	—	10,684
Redeemable preferred stock	776	—	—	776

Total fixed-maturity securities	15,681	24,438	—	40,119
Equity securities	10,335	—	—	10,335

Total available-for-sale securities	26,016	24,438	—	50,454

Total	$322,828	24,438	—	347,266

Long-term debt	$42,182	—	—	42,182

Long-term debt represents the Company’s 8.00% senior notes due 2020. The senior notes were initially sold to the public in January 2013 and trade on the New York Stock Exchange. The estimated fair value is based on the closing market price.

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2012
Cash and cash equivalents	$230,214	—	—	230,214

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	583	864	—	1,447
Corporate bonds	10,860	—	—	10,860
Commercial mortgage-backed securities	—	11,644	—	11,644
State, municipalities, and political subdivisions	—	11,066	—	11,066
Redeemable preferred stock	936	—	—	936

Total fixed-maturity securities	12,379	23,574	—	35,953
Equity securities	8,876	—	—	8,876

Total available-for-sale securities	21,255	23,574	—	44,829

Total	$251,469	23,574	—	275,043

During the second quarter of 2013, the Company analyzed its investment portfolio and determined the municipal bonds, which were previously classified as Level 1, should be classified as Level 2 based on the inputs used to measure fair value and the level of market activity in those instruments. As such, transfers into Level 2 from Level 1 were $10,684 during the three months ended June 30, 2013. In addition, $11,066 related to municipal bonds included in the table related to December 31, 2012 was transferred from Level 1 to Level 2. There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2013 or during the year ended December 31, 2012.

Note 7 — Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of the reinsurers is unable to meet its obligations under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of established and rated or fully collateralized reinsurers to secure its annual reinsurance coverage, which becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration projected losses and reinsurance market conditions.

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Premiums Written:
Direct	$132,923	83,669	203,772	121,842
Assumed	(476)	(342)	(2,076)	(1,620)

Gross written	132,447	83,327	201,696	120,222
Ceded	(24,617)	(16,702)	(46,613)	(30,969)

Net premiums written	$107,830	66,625	155,083	89,253

Premiums Earned:
Direct	$64,826	39,873	117,953	73,171
Assumed	17,126	13,899	46,546	35,299

Gross earned	81,952	53,772	164,499	108,470
Ceded	(24,617)	(16,702)	(46,613)	(30,969)

Net premiums earned	$57,335	37,070	117,886	77,501

During the three and six months ended June 30, 2013 and 2012, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At June 30, 2013 and December 31, 2012, prepaid reinsurance premiums related to 27 and 31 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of June 30, 2013 and December 31, 2012.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. As of June 30, 2013, the Company has recognized a benefit of $1,301 in connection with these provisions. See “Reinsurance Contracts” under Note 1 — “Summary of Significant Accounting Policies.”

Note 8 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance, beginning of period	$41,751	33,476	41,168	27,424

Incurred related to:
Current period	18,431	15,995	35,362	34,401
Prior period	(1,017)	202	(2,076)	964

Total incurred	17,414	16,197	33,286	35,365

Paid related to:
Current period	(9,520)	(8,691)	(13,252)	(13,082)
Prior period	(4,896)	(3,669)	(16,453)	(12,394)

Total paid	(14,416)	(12,360)	(29,705)	(25,476)

Balance, end of period	$44,749	37,313	44,749	37,313

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the three and six months ended June 30, 2013, the Company experienced favorable development of $1,017 and $2,076, respectively, with respect to its net unpaid losses and loss adjustment expenses established as of March 31, 2013 and December 31, 2012. Factors attributable to this favorable development include a lower severity of claims, reduced frequency of claims, and actual case development being more favorable than originally anticipated.

The Company writes insurance in the state of Florida, which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s monthly or quarterly results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

Note 9 — Income Taxes

During the three months ended June 30, 2013 and 2012, the Company recorded approximately $10,172 and $4,747, respectively, of income taxes, which resulted in estimated annual effective tax rates of 38.5% and 39.5%, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded approximately $22,955 and $9,160, respectively, of income taxes, which resulted in estimated annual effective tax rates of 38.5% and 39.2%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state and foreign income taxes and stock-based compensation as well as certain nondeductible items.

Note 10 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$16,235			$7,262

Less: Preferred stock dividends	(32)			(63)
Less: Income attributable to participating securities	(763)			(87)

Basic Earnings Per Share:
Income allocated to common stockholders	15,440	10,687	$1.44	7,112	8,325	$0.85

Effect of Dilutive Securities:
Stock options	—	162		—	215
Convertible preferred stock	32	199		63	705
Warrants	—	—		—	406

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$15,472	11,048	$1.40	$7,175	9,651	$0.74

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$36,622			$14,230

Less: Preferred stock dividends	(66)			(244)
Less: Income attributable to participating securities	(1,274)			(105)

Basic Earnings Per Share:
Income allocated to common stockholders	35,282	10,669	$3.31	13,881	7,326	$1.89

Effect of Dilutive Securities:
Stock options	—	160		—	229
Convertible preferred stock	66	210		244	956
Warrants	—	—		—	303

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$35,348	11,039	$3.20	$14,125	8,814	$1.60

Note 11 — Stockholders’ Equity

Common Stock

On April 8, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.225 per common share. The dividends were paid on June 21, 2013 to stockholders of record on May 17, 2013.

Common Stock Warrants

All common stock warrants were either exercised or cancelled during the year ended December 31, 2012.

Preferred Stock

As of June 30, 2013, 191,750 shares of Series A cumulative convertible preferred stock (“Series A Preferred”) remain outstanding. During the three and six months ended June 30, 2013, holders of 18,805 and 49,432 shares of Series A Preferred converted their Series A Preferred shares to 18,805 and 49,432 shares of common stock, respectively.

On May 22, 2013, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of June, July, and August 2013. The June dividend was paid on July 29, 2013 to shareholders of record at the close of business on July 1, 2013. The July dividend is payable on August 27, 2013 to shareholders of record at the close of business on August 1, 2013. The August dividend is payable on September 27, 2013 to shareholders of record at the close of business on September 3, 2013.

Note 12 — Stock-Based Compensation

Incentive Plans

The Company has outstanding stock options and restricted stock granted under the 2007 Stock Option and Incentive Plan (“2007 Plan”) and its 2012 Omnibus Incentive Plan (the “2012 Plan”). The 2007 Plan was terminated in 2012. Thus, there are no longer available shares for future grants under the 2007 Plan. Under the 2012 Plan, the aggregate number of shares of the Company’s common stock reserved and available for issuance is 5,000,000. With respect to the 2012 Plan at June 30, 2013, no incentive stock options had been granted, 588,240 shares of restricted stock were outstanding, and 4,411,760 shares were available for future grant.

Stock Options

Outstanding stock options granted under the 2007 Plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the activity in the Company’s 2007 Plan for the three and six months ended June 30, 2013 and 2012 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2013	280,000	$2.91	4.9 years	$5,007

Outstanding at March 31, 2013	280,000	2.91	4.7 years	$6,816

Outstanding at June 30, 2013	280,000	2.91	4.4 years	$7,788

Exercisable at June 30, 2013	270,000	$2.78	4.3 years	$7,543

Outstanding at January 1, 2012	620,000	$2.97	5.7 years	$3,122
Exercised	(217,003)	3.33

Outstanding at March 31, 2012	402,997	2.78	5.5 years	$3,997

Outstanding at June 30, 2012	402,997	2.78	5.3 years	$5,971

Exercisable at June 30, 2012	382,997	$2.60	5.1 years	$5,745

The following table summarizes information about options exercised for the three and six months ended June 30, 2013 and 2012 (option amounts not in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options exercised	—	—	—	217,003
Total intrinsic value of exercised options	—	—	—	$1,470
Fair value of vested stock options	$17	$22	$17	$22
Tax benefits realized	—	—	—	$437

During the six months ended June 30, 2012, a total of 217,003 options were exercised and net settled by surrender of 71,409 shares. The Company recognized compensation expense of approximately $5 and $6, respectively, for the three months ended June 30, 2013 and 2012 and $9 and $59, respectively, for the six months ended June 30, 2013 and 2012. At June 30, 2013, there was approximately $15 of unrecognized compensation expense related to nonvested stock options granted under the plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of 10 months. Deferred tax benefits related to stock options for the three and six months ended June 30, 2013 and 2012 were immaterial.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants include both service and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only service-based conditions is based on the value of the Company’s common stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2013 and 2012 is as follows (share amounts not in thousands):

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2013	246,320	$14.54
Forfeited	(920)

Nonvested at March 31, 2013	245,400	$14.51
Granted	544,000	$26.58
Vested	(29,000)
Forfeited	(28,160)

Nonvested at June 30, 2013	732,240	$23.53

Nonvested at January 1, 2012	—	—

Nonvested at March 31, 2012	—	—
Granted	200,000	$12.91

Nonvested at June 30, 2012	200,000	$12.91

The Company recognized compensation expense of $1,080 and $153, respectively, for the three months ended June 30, 2013 and 2012 and $1,465 and $153, respectively, for the six months ended June 30, 2013 and 2012. At June 30, 2013, there was approximately $15,364 of total unrecognized compensation expense related to nonvested restricted stock arrangements granted under the Company’s 2007 Plan and 2012 Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of 30 months. The following table summarizes information about deferred tax benefits recognized related to restricted stock awards and the fair value of vested restricted stock for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Deferred tax benefits recognized	$417	$59	$565	$59
Fair value of vested restricted stock	$379	$—	$379	$—

For the three and six months ended June 30, 2013, the Company realized tax benefits of approximately $61 and $83, respectively, related to cash dividends paid on restricted stock. The following presents assumptions used in a Monte Carlo simulation model to determine the fair value of the awards with market-based conditions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected dividends per share	$0.90	$0.80	$0.90	$0.80
Expected volatility	41.5 – 51.6%	36.7 – 50.0%	41.5 – 51.6%	36.7 – 50.0%
Risk-free interest rate	0.0 – 2.0%	0.1 – 1.2%	0.0 – 2.0%	0.1 – 1.2%
Estimated cost of capital	9.3%	11.9 – 12.1%	9.3%	11.9 – 12.1%
Expected life (in years)	6.00	6.00	6.00	6.00

Note 13 — Commitments and Contingencies

Environmental Matters

In connection with the acquisition in April 2011 of one of the Company’s properties located in Pinellas County, Florida, the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. At acquisition, the Company recorded a liability of $150 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the work plan. As of June 30, 2013, a total of $111 has been expended with respect to the site assessment and remediation and the remaining $39 accrued at acquisition is included in other liabilities in the accompanying consolidated balance sheets. Even with the Company’s best effort in estimating the costs, it is possible that additional testing and additional environmental monitoring and remediation will be required as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could exceed the current estimated liability. However, based on information known at June 30, 2013, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Note 14 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda-based captive reinsurer, has one reinsurance treaty with Moksha Re SPC Ltd. and multiple capital partners (“Moksha”) whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is ceded by Claddaugh to Moksha. With respect to the period from June 1, 2013 through May 31, 2014, Moksha assumed approximately $15,400 of the total covered exposure for approximately $4,300 in premiums, a rate which management believes to be competitive with market rates available to Claddaugh. The $4,300 premium was fully paid by Claddaugh on June 27, 2013. Moksha has deposited funds into a trust account to fully collateralize Moksha’s exposure. Trust assets may be withdrawn by HCPCI, the trust beneficiary, in the event amounts are due under the 2013-2014 Moksha reinsurance agreement. Among the Moksha capital partner participants are the Company’s chief executive officer, Paresh Patel, and certain of his immediate family members and Sanjay Madhu, one of the Company’s non-employee directors.

Claddaugh also has reinsurance treaties with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from HCPCI is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2013 through May 31, 2014, Oxbridge assumed $10,100 of the total covered exposure for approximately $4,900 in premiums, a rate which management believes to be competitive with market rates available to Claddaugh. The $4,900 premium was fully paid by Claddaugh on July 9, 2013. Oxbridge has deposited funds into a trust account to fully collateralize Oxbridge’s exposure. Trust assets may be withdrawn by HCPCI, the trust beneficiary, in the event amounts are due under the 2013-2014 Oxbridge reinsurance agreement. Among the Oxbridge capital partner participants are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

Note 15 — Subsequent Events

On July 16, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.225 per common share. The dividends are payable on September 20, 2013 to stockholders of record on August 16, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc. and its subsidiaries. All dollar amounts, except per share amounts stated in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands unless specified otherwise.

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

OVERVIEW

General

HCI Group, Inc. is a Florida-based company established in 2006. We changed our name in May 2013 from Homeowners Choice, Inc. to HCI Group, Inc. Our property and casualty insurance operations began in 2007. Over the past few years, we have broadened and diversified our business portfolio through acquisitions to include information technologies and, also, real estate operations under which we operate one restaurant and two marina facilities. Based on the organizational structure, revenue sources, and evaluation of financial and operating performances by management, we have the following operating segments:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Real estate

•	Information technology

For the three months ended June 30, 2013 and 2012, revenues from property and casualty insurance operations represented 94.9% and 88.1%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2013 and 2012, revenues from property and casualty insurance operations represented 94.8% and 94.2%, respectively, of total revenues of all operating segments. As a result, we have determined the property and casualty insurance operations to be our only reportable operating segment.

Insurance Operations

Property and Casualty Insurance

Through certain subsidiaries, primarily Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), we provide property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida. Under our Homeowners Choice brand, HCPCI offers insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

HCPCI began operations in 2007 by participating in a “take-out program,” which is a legislatively mandated program designed to encourage private insurance companies to assume policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens and one from HomeWise Insurance Company (“HomeWise”). This growth track has been beneficial to us in terms of reduced policy acquisition costs and periods of lower reinsurance costs. Even though expanding our policyholder base through opportunistic assumptions continues to be important to our growth plan, we plan to seek other opportunities to expand and to provide new or additional product offerings.

As part of our plan to increase overall geographic diversification, our subsidiary, Homeowners Choice Assurance Company, Inc., has applied for licensure and is awaiting approval from the Alabama Department of Insurance to write property and casualty insurance policies in Alabama.

Reinsurance

We have a Bermuda-based reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd., which participates in HCPCI’s reinsurance program under our Claddaugh brand.

Other Operations

Real Estate

Operating under our Greenleaf Capital brand, real estate operations consist of several properties we own including our headquarters building in Tampa, Florida and a secondary site in Ocala, Florida, which will be used by our insurance operations. In addition, the Ocala location will be used by our home office operations in the event we experience any disruption from a catastrophic event. We also own properties in Treasure Island, Florida and Tierra Verde, Florida with a combined 20 acres of waterfront property.

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

The technologies originally developed in-house for our own insurance operations were recently launched for use by third parties under our Exzeo brand. Exzeo is a free, web-based application available at Exzeo.com that enables seamless integration between organizations, co-workers and business partners. Exzeo allows users to manage projects through communication and collaboration with other participants in a real-time work environment.

Recent Developments

On July 16, 2013, our Board of Directors declared a quarterly dividend of $0.225 per common share. The dividends are payable on September 20, 2013 to stockholders of record on August 16, 2013.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenue
Gross premiums earned	$81,952	53,772	164,499	108,470
Premiums ceded	(24,617)	(16,702)	(46,613)	(30,969)

Net premiums earned	57,335	37,070	117,886	77,501
Net investment income	295	302	434	824
Policy fee income	1,426	1,028	2,198	1,543
Net realized investment (losses) gains	(8)	9	12	30
Gain on bargain purchase	—	179	—	179
Other income	285	267	614	430

Total operating revenue	59,333	38,855	121,144	80,507

Operating Expenses
Losses and loss adjustment expenses	17,414	16,197	33,286	35,365
Policy acquisition and other underwriting expenses	7,308	6,243	13,276	13,079
Interest expense	846	—	1,532	—
Other operating expenses	7,358	4,406	13,473	8,673

Total operating expenses	32,926	26,846	61,567	57,117

Income before income taxes	26,407	12,009	59,577	23,390
Income taxes	10,172	4,747	22,955	9,160

Net income	$16,235	7,262	36,622	14,230
Preferred stock dividends	(32)	(63)	(66)	(244)

Income available to common stockholders	$16,203	7,199	36,556	13,986

Ratios to Net Premiums Earned:
Loss Ratio	30.37%	43.69%	28.24%	45.63%
Expense Ratio	27.06%	28.73%	23.99%	28.07%

Combined Ratio	57.43%	72.42%	52.23%	73.70%

Ratios to Gross Premiums Earned:
Loss Ratio	21.25%	30.12%	20.23%	32.60%
Expense Ratio	18.93%	19.81%	17.20%	20.06%

Combined Ratio	40.18%	49.93%	37.43%	52.66%

Per Share Data:
Basic earnings per common share	$1.44	$0.85	$3.31	$1.89

Diluted earnings per common share	$1.40	$0.74	$3.20	$1.60

Comparison of the Three Months ended June 30, 2013 to the Three Months ended June 30, 2012

Our results of operations for the three months ended June 30, 2013 reflect income available to common stockholders of $16,203, or $1.40 earnings per diluted common share, compared to income available to common stockholders of $7,199, or $0.74 earnings per diluted common share, for the three months ended June 30, 2012.

Revenue

Gross Premiums Earned for the three months ended June 30, 2013 and 2012 were $81,952 and $53,772, respectively, and primarily reflect the revenue from policies acquired from HomeWise and Citizens and subsequent renewals. The $28,180 increase over the corresponding period in 2012 was primarily attributable to $32,599 of revenue from the Citizens assumption we completed in November 2012 offset by a reduction in premium earned due to policy attrition.

Premiums Ceded for the three months ended June 30, 2013 and 2012 were approximately $24,617 and $16,702, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. For the three months ended June 30, 2013, premiums ceded include a benefit of $1,301 related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates” below. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 30.0% and 31.1% of gross premiums earned during the three months ended June 30, 2013 and 2012, respectively.

Net Premiums Earned for the three months ended June 30, 2013 and 2012 were $57,335 and $37,070, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Net Premiums Written during the three months ended June 30, 2013 and 2012 totaled $107,830 and $66,625, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	June 30,
	2013	2012
Net Premiums Written	$107,830	66,625
Increase in Unearned Premiums	(50,495)	(29,555)

Net Premiums Earned	$57,335	37,070

Policy Fee Income for the three months ended June 30, 2013 and 2012 was $1,426 and $1,028, respectively. The increase in 2013 from the corresponding period is primarily attributable to an increase in policy renewals.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $17,414 and $16,197, respectively, during the three months ended June 30, 2013 and 2012. The increase in 2013 is primarily due to the increase in policy count and exposures. In addition, our losses for the six months ended June 30, 2012 included approximately $2,000 related to claims from Tropical Storm Debby, which occurred in June 2012. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2013 and 2012 of $7,308 and $6,243, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes, marketing costs, and policy fees. The $1,065 increase from the corresponding period in 2012 is primarily attributable to an increase in commissions and premium taxes related to the increase in policy renewals in 2013.

Other Operating Expenses for the three months ended June 30, 2013 and 2012 were $7,358 and $4,406, respectively. The $2,952 increase is primarily attributable to a $2,301 increase in compensation and related expenses and a $651 increase in our other administrative costs, which include a variety of professional service fees, license fees, corporate insurance, lease expense, information system expense, and other general expenses. As of June 30, 2013, we had 161 employees located at our headquarters in Tampa, Florida compared to 121 employees as of June 30, 2012. We also have 64 employees located in Noida, India at June 30, 2013 versus 63 at June 30, 2012.

Income Taxes for the three months ended June 30, 2013 and 2012 were $10,172 and $4,747, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.5% for 2013 and 39.5% for 2012.

Ratios:

The loss ratio applicable to the three months ended June 30, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 30.4% compared to 43.7% for the three months ended June 30, 2012. Our loss ratio was positively impacted by a significant increase in our gross premiums earned during 2013 (See Gross Premiums Earned above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

The expense ratio applicable to the three months ended June 30, 2013 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 27.0% compared to 28.7% for the three months ended June 30, 2012. The decrease in our expense ratio is primarily attributable to the significant increase in 2013 in our gross premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio that is less than 100% generally reflects favorable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended June 30, 2013 was 57.4% compared to 72.4% for the three months ended June 30, 2012. Our combined ratio was positively impacted by a significant increase in our gross premiums earned during 2013 (see Gross Premiums Earned above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended June 30, 2013 was 40.2% compared to 49.9% for the three months ended June 30, 2012.

Comparison of the Six Months ended June 30, 2013 to the Six Months ended June 30, 2012

Our results of operations for the six months ended June 30, 2013 reflect income available to common stockholders of $36,556, or $3.20 earnings per diluted common share, compared to income available to common stockholders of $13,986, or $1.60 earnings per diluted common share, for the six months ended June 30, 2012.

Revenue

Gross Premiums Earned for the six months ended June 30, 2013 and 2012 were $164,499 and $108,470, respectively, and primarily reflect the revenue from policies acquired from HomeWise and Citizens and subsequent renewals. The $56,029 increase over the corresponding period in 2012 was primarily attributable to $65,432 of revenue from the Citizens assumption we completed in November 2012 offset by a reduction in premium earned due to policy attrition.

Premiums Ceded for the six months ended June 30, 2013 and 2012 were approximately $46,613 and $30,969, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. For the six months ended June 30, 2013, premiums ceded include a benefit of $1,301 related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates” below. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 28.3% and 28.6% of gross premiums earned during the six months ended June 30, 2013 and 2012, respectively.

Net Premiums Earned for the six months ended June 30, 2013 and 2012 were $117,886 and $77,501, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Net Premiums Written during the six months ended June 30, 2013 and 2012 totaled $155,083 and $89,253, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net Premiums Written	$155,083	89,253
Increase in Unearned Premiums	(37,197)	(11,752)

Net Premiums Earned	$117,886	77,501

Net Investment Income for the six months ended June 30, 2013 and 2012 was $434 and $824, respectively. The decline in 2013 is primarily due to operating losses of the business activities associated with the real estate we acquired in April 2012. There were no other-than-temporary impairments recorded during the six months ended June 30, 2013 and 2012.

Policy Fee Income for the six months ended June 30, 2013 and 2012 was $2,198 and $1,543, respectively. The increase in 2013 from the corresponding period is primarily due to an increase in policy renewals.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $33,286 and $35,365, respectively, during the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, we experienced favorable development of $2,076 with respect to our net unpaid losses and loss adjustment expenses established as of December 31, 2012, which contributed to the overall favorable variance of $2,079 with respect to the total losses and loss adjustment expenses incurred during the six months ended June 30, 2013 as compared to the corresponding period in 2012. In addition, our losses for the six months ended June 30, 2012 included approximately $2,000 related to claims from Tropical Storm Debby, which occurred in June 2012. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2013 and 2012 of $13,276 and $13,079, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes, marketing costs, and policy fees. The $197 increase from the corresponding period in 2012 is primarily attributable to an increase in commissions and premium taxes related to the increase in policy renewals in 2013, the effect of which is offset by a one-time charge of $1,200 in 2012 resulting from a U.S. GAAP change in accounting for deferred acquisition costs.

Other Operating Expenses for the six months ended June 30, 2013 and 2012 were $13,473 and $8,673, respectively. The $4,800 increase is primarily attributable to a $3,629 increase in compensation and related expenses and a $1,171 increase in our other administrative costs, which include a variety of professional service fees, license fees, corporate insurance, lease expense, information system expense, and other general expenses. As of June 30, 2013, we had 161 employees located at our headquarters in Tampa, Florida compared to 121 employees as of June 30, 2012. We also have 64 employees located in Noida, India at June 30, 2013 versus 63 at June 30, 2012.

Income Taxes for the six months ended June 30, 2013 and 2012 were $22,512 and $9,160, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.5% for 2013 and 39.2% for 2012.

Ratios:

The loss ratio applicable to the six months ended June 30, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 28.2% compared to 45.6% for the six months ended June 30, 2012. Our loss ratio was positively impacted by a significant increase in our gross premiums earned during 2013 (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

The expense ratio applicable to the six months ended June 30, 2013 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 24.0% compared to 28.1% for the six months ended June 30, 2012. The decrease in our expense ratio is primarily attributable to the significant increase in 2013 in our gross premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio that is less than 100% generally reflects favorable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the six months ended June 30, 2013 was 52.2% compared to 73.7% for the six months ended June 30, 2012. Our combined ratio was positively impacted by a significant increase in our gross premiums earned during 2013 (see Gross Premiums Earned above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the six months ended June 30, 2013 was 37.4% compared to 52.7% for the six months ended June 30, 2012.

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

Senior Notes Due 2020

In January 2013, we completed the sale of an aggregate of approximately $40,250 of our 8.00% senior notes (“Senior Notes”) due 2020. The Senior Notes were issued under an Indenture, dated January 17, 2013, between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. The Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning on April 30, 2013. Interest on the Senior Notes began accruing from January 17, 2013, and the Senior Notes will mature on January 30, 2020. We may redeem the Senior Notes, in whole or in part, at any time on and after January 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. Additionally, we may at any time repurchase Senior Notes at any price in the open market and may hold, resell or surrender such Senior Notes to the Trustee for cancellation. The Senior Notes are our senior unsecured obligations, and rank on a parity with all of our other existing and future senior unsecured obligations. The Indenture relating to the Senior Notes, as supplemented, contains customary events of default. If an event of default occurs and is continuing with respect to any series of the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization, all outstanding Senior Notes will become due and payable immediately. See Note 5 – “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Our Senior Notes are listed on the New York Stock Exchange and trade under the symbol “HCJ.”

Cash Flows

Cash Flows for the Six months ended June 30, 2013

Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $42,541, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, reinsurance premiums and losses and loss adjustment expenses. Net cash used in investing activities of $9,582 was primarily due to the purchases of available-for-sale securities of $11,183, the purchase of $2,692 in property and equipment and the purchase of $115 in other investments offset by redemptions and repayments of fixed-maturity securities of $1,736, and the proceeds from sales of available-for-sale securities of $2,672. Net cash provided by financing activities totaled $33,676, which was primarily due to $40,250 from the sale of Senior Notes offset by $1,525 in related underwriting and issuance costs paid during the period and, also, $5,094 in cash dividends paid.

Cash Flows for the Six months ended June 30, 2012

Net cash provided by operating activities for the six months ended June 30, 2012 was $23,974, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, reinsurance premiums and losses and loss adjustment expenses. Net cash used in investing activities of $11,984 was primarily due to our business acquisition completed in April 2012 of $8,157, the purchases of available-for-sale securities of $11,554, purchases of other investments of approximately $967, and the purchase of $480 in property and equipment offset by redemptions of time deposits of $5,243, the proceeds from sales of available-for-sale securities of $3,931. Net cash provided by financing activities totaled $18,743, which was primarily due to $20,082 from the issuance of common stock and $1,375 from the exercise of common stock warrants offset by $3,151 in cash dividends paid.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At June 30, 2013, we have $50,454 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

With the exception of large national banks, it is our current policy not to maintain cash deposits of more than an aggregate of $5,500 in any one bank at any time. From time to time, we may have in excess of $5,500 of cash designated for investment and on deposit at a single national brokerage firm. In the future, we may alter our investment policy to include or increase investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2013:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$1,194	116	250	276	552
Service agreement (1)	215	21	45	50	99
Long-term debt obligations (2)	61,985	3,220	6,440	6,440	45,885

Total	$63,394	3,357	6,735	6,766	46,536

(1)	Represents the lease and maintenance service agreement for office space in Noida, India. Liabilities were converted from India Rupee to U.S. dollars using the July 1, 2013 exchange rate, the first available rate subsequent to June 30, 2013, which was a non-business day.
(2)	Amounts represent principal and interest payments over the life of the Senior Notes due January 30, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments to develop amounts reflected and disclosed in our financial statements. Material estimates that are particularly susceptible to significant change in the near term are related to our Reserves, which include amounts estimated for claims incurred but not yet reported, income taxes and reinsurance contracts with retrospective provisions.

Reserves for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expense (“Reserves”) are specific to property insurance, which is HCPCI’s only line of business. The Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are adjusted.

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2013, $25,068 of the total $44,749 we have reserved for losses and loss adjustment expenses is specific to our estimate of IBNR. The remaining $19,681 relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At June 30, 2013, $9,239 of the $19,681 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $41,168 at December 31, 2012 to $44,749 at June 30, 2013. The $3,581 increase in our Reserves is comprised of $22,110 in new reserves specific to the 2013 loss year offset by reductions in our Reserves of $15,846 for 2012 and $2,683 for 2011 and prior loss years. The $22,110 in Reserves established for 2013 claims is primarily due to the increase in our policy count and exposures. The decrease of $18,529 specific to our 2012 and prior loss-year reserves is due both to settlement of claims and favorable development related to those loss years. Factors that are attributable to this favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves, a lower number of new claims reported than anticipated, and actual case development may be more favorable than originally anticipated.

Based on all information known to us, we believe our Reserves at June 30, 2013 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported to us. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

The total premium cost of the program to HCI Group is approximately $134,000 before broker fees. Certain of the reinsurance agreements include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. As a result, we expect to recognize net reinsurance premiums ceded of approximately $113,000 from June 1, 2013 through May 31, 2014 assuming no losses occur during that period. In accordance with generally accepted accounting principles, we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. On the contrary, we derecognize such asset in the period in which a loss experience arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs.

As of June 30, 2013, we have recognized a benefit of $1,301 in connection with these agreements, an amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements.

In addition to Reserves and reinsurance contracts, we believe our accounting policies specific to premium revenue recognition, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 14, 2013. For the six months ended June 30, 2013, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at June 30, 2013 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by investment companies and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2013 (in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$35,145	$(4,974)	(12.40)%
200 basis point increase	36,802	(3,317)	(8.27)%
100 basis point increase	38,460	(1,659)	(4.13)%
100 basis point decrease	41,745	1,626	4.05%
200 basis point decrease	43,268	3,149	7.85%
300 basis point decrease	44,422	4,303	10.72%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2013 (in thousands):

		% of		% of
		Total		Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$11,019	28	$11,527	29
AA+, AA, AA-	4,685	12	4,938	12
A+, A, A-	12,263	32	12,394	31
BBB+, BBB, BBB-	9,631	25	9,970	25
BB+, BB	1,240	3	1,290	3

Total	$38,838	100	$40,119	100

Equity Price Risk

Our equity investment portfolio at June 30, 2013 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at June 30, 2013 (in thousands):

		% of
		Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$2,483	24
Energy	988	10
Consumer	556	5
Other (1)	423	4

	4,450	43

Mutual funds and Exchange traded funds by type:
Debt	5,626	54
Equity	259	3

	5,885	57

Total	$10,335	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2013, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HCI Group, Inc. depends on the ability of its subsidiaries to generate and transfer funds to meet its Senior Notes obligation.

HCI Group, Inc. does not have significant revenue generating operations of its own. Our ability to make scheduled payments on our Senior Notes obligation depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries are insufficient to meet our Senior Notes obligation, we may be required to raise funds through the issuance of additional debt or equity securities or a reduction in or suspension of dividend payments, or the sale of assets.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c)	Repurchases of Securities

The table below summarizes the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares during the three months ended June 30, 2013 (share amounts not in thousands):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (a)
April 30, 2013	2,766	$25.53	n/a	n/a
May 31, 2013	4,907	33.43	n/a	n/a
June 30, 2013	—	—	n/a	n/a

	7,673	$30.58

(a)	As of June 30, 2013, there was no established share repurchase plan.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments.

3.2	Bylaws.

4.1	Form of common stock certificate.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choices, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Form of 7% Series A Cumulative Redeemable Preferred Stock certificate.

4.8	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.5, 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

10.1	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company, Ltd. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 13, 2012.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2013 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan.

10.6**	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Addendum No. 1 to Reimbursement Contract effective June 1, 2013 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.10	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.11	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.12	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.13	Excess Catastrophe Reinsurance Contract effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.14	Reinstatement Premium Protection Agreement effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.15	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.16	Aggregate Excess Catastrophe Reinsurance Agreement dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and Subscribing Reinsurers (Layer B). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.19	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (4). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (6). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.22	All Other Perils Excess Catastrophe Reinsurance Contract, effective January 1, 2012 through May 31, 2012, by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and various reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.23	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (5). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.24**	Executive Employment Agreement dated March 8, 2012 between Homeowners Choice, Inc. and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.25	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.26	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby Homeowners Choice, Inc. issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.31	PR-M Non-Bonus Assumption Agreement, dated September 20, 2012, by and between Homeowners Choice Property & Casualty Insurance Company and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.10 of our Form 8-K filed September 25, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013.

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013.

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013.

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013.

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013.

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013.

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013.

10.41	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.42	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (4). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.43	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (5). Portions of this exhibit have been omitted pursuant to a request for confidential treatment

10.44	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.45	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.46	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.47	Endorsement No 1, effective June 1, 2013, to Per Occurrence Excess of Loss Reinsurance contract dated June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers.

10.48	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (aggregate).

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer).

10.50	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company Ltd. by Moksha Re SPC Ltd. (aggregate).

10.51	Endorsement No. 1 Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by Moksha Re SPC Ltd.

14	Code of Conduct of HCI Group, Inc.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.(1)

101.SCH	XBRL Taxonomy Extension Schema.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(1)

101.DEF	XBRL Definition Linkbase.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

(1)	Pursuant to Rule 406T of U.S. Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

August 7, 2013	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 7, 2013	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.