Form 10-Q
period 2013-09-30
HCI Group, Inc.
filed 2013-11-07
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on October 28, 2013 was 11,494,694.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Fixed-maturity securities, available-for-sale, at fair value	$62,093	35,953
Equity securities, available-for-sale, at fair value	11,971	8,876
Other investments	16,458	16,087

Total investments	90,522	60,916
Cash and cash equivalents	273,878	230,214
Accrued interest and dividends receivable	572	375
Premiums and reinsurance receivable	24,600	10,642
Prepaid reinsurance premiums	32,535	9,112
Deferred policy acquisition costs	18,872	10,032
Property and equipment, net	13,163	10,853
Deferred income taxes	5,664	3,848
Other assets	8,548	2,296

Total assets	$468,354	338,288

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$43,524	41,168
Unearned premiums	188,120	154,249
Advance premiums	9,628	4,029
Assumed reinsurance balances payable	586	1,377
Accrued expenses	9,665	3,041
Dividends payable	26	42
Income taxes payable	1,260	8,813
Long-term debt	40,250	—
Other liabilities	8,762	4,316

Total liabilities	301,821	217,035

Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share, no par value, 1,500,000 shares authorized, 149,919 and 241,182 shares issued and outstanding in 2013 and 2012, respectively)	—	—
Preferred stock (no par value, 18,500,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 11,476,835 and 10,877,537 shares issued and outstanding in 2013 and 2012, respectively)	—	—
Additional paid-in capital	67,292	63,875
Retained income	98,070	55,758
Accumulated other comprehensive income	1,171	1,620

Total stockholders’ equity	166,533	121,253

Total liabilities and stockholders’ equity	$468,354	338,288

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue

Gross premiums earned	$81,244	53,109	245,743	161,579
Premiums ceded	(28,310)	(22,506)	(74,923)	(53,475)

Net premiums earned	52,934	30,603	170,820	108,104

Net investment income	380	47	814	871
Policy fee income	815	624	3,013	2,167
Net realized investment gains (losses)	31	(4)	43	26
Gain on bargain purchase	—	—	—	179
Other	532	211	1,146	641

Total revenue	54,692	31,481	175,836	111,988

Expenses

Losses and loss adjustment expenses	14,489	15,017	47,775	50,382
Policy acquisition and other underwriting expenses	8,887	6,611	22,163	19,690
Interest expense	847	—	2,379	—
Other operating expenses	8,825	4,728	22,298	13,401

Total expenses	33,048	26,356	94,615	83,473

Income before income taxes	21,644	5,125	81,221	28,515

Income taxes	8,266	2,299	31,221	11,459

Net income	$13,378	2,826	50,000	17,056

Preferred stock dividends	(22)	(42)	(88)	(286)

Income available to common stockholders	$13,356	2,784	49,912	16,770

Basic earnings per common share	$1.17	$0.30	$4.46	$2.08

Diluted earnings per common share	$1.13	$0.27	$4.32	$1.79

Dividends per common share	$0.22	$0.20	$0.68	$0.55

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$13,378	2,826	50,000	17,056

Other comprehensive income (loss):
Change in unrealized gain on investments:
Unrealized gain (loss) arising during the period	439	1,223	(744)	2,672
Call and repayment losses charged to investment income	3	—	21	—
Reclassification adjustment for realized (loss) gain	(31)	4	(43)	(26)

Net change in unrealized gain	411	1,227	(766)	2,646
Deferred income taxes on above change	(137)	(474)	317	(1,021)

Total other comprehensive income (loss)	274	753	(449)	1,625

Comprehensive income	$13,652	3,579	49,551	18,681

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$50,000	17,056
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,418	522
Net amortization of discounts and premiums on investments in fixed-maturity securities	191	222
Depreciation and amortization	1,482	1,023
Deferred income taxes	(1,499)	2,324
Net realized investment gains	(43)	(26)
Gain on bargain purchase	—	(179)
Loss on sale of other investments	2	—
Foreign currency remeasurement loss	72	—
Changes in operating assets and liabilities:
Premiums and reinsurance receivable	(13,958)	(3,590)
Advance premiums	5,599	4,570
Prepaid reinsurance premiums	(23,423)	(7,612)
Accrued interest and dividends receivable	(197)	74
Income taxes receivable	—	(1,495)
Other assets	(5,091)	(149)
Assumed reinsurance balances payable	(791)	1,329
Deferred policy acquisition costs	(8,840)	(227)
Losses and loss adjustment expenses	2,356	11,302
Unearned premiums	33,871	12,168
Income taxes payable	(7,553)	(4,956)
Accrued expenses and other liabilities	11,024	4,966

Net cash provided by operating activities	46,620	37,322

Cash flows from investing activities:
Cash consideration paid for acquired business, net of cash acquired	—	(8,157)
Purchase of property and equipment, net	(3,107)	(952)
Purchase of other investments	(666)	(1,119)
Purchase of fixed-maturity securities	(31,309)	(9,601)
Purchase of equity securities	(5,144)	(6,018)
Proceeds from sales of fixed-maturity securities	1,749	4,936
Proceeds from calls, repayments and maturities of fixed-maturity securities	2,534	—
Proceeds from sales of equity securities	2,021	2,063
Decrease in time deposits, net	—	5,160

Net cash used in investing activities	(33,922)	(13,688)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	20,082
Proceeds from the exercise of common stock warrants	—	2,524
Proceeds from the issuance of long-term debt	40,250	—
Cash dividends paid	(7,704)	(5,118)
Repurchase of common stock	(893)	—
Debt issuance costs	(1,525)	—
Tax benefits related to stock-based compensation	892	445

Net cash provided by financing activities	31,020	17,933

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012

Effect of exchange rate changes on cash	(54)	—

Net increase in cash and cash equivalents	43,664	41,567
Cash and cash equivalents at beginning of period	230,214	100,355

Cash and cash equivalents at end of period	$273,878	141,922

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$39,335	15,140

Cash paid for interest	$1,726	—

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(449)	1,625

Conversion of Series A Preferred Stock to common stock	$814	8,302

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2013

(Unaudited)

(Amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Income	Total

Balance at December 31, 2012	241,182	$—	10,877,537	$—	$63,875	$55,758	$1,620	$121,253
Net income	—	—	—	—	—	50,000	—	50,000
Change in unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	—	—	(449)	(449)
Conversion of preferred stock to common stock	(91,263)	—	91,263	—	—	—	—	—
Issuance of restricted stock	—	—	564,000	—	—	—	—	—
Forfeiture of restricted stock	—	—	(29,260)	—	—	—	—	—
Repurchase of common stock	—	—	(26,705)	—	(893)	—	—	(893)
Common stock dividends	—	—	—	—	—	(7,600)	—	(7,600)
Preferred stock dividends	—	—	—	—	—	(88)	—	(88)
Tax benefits related to stock-based compensation	—	—	—	—	892	—	—	892
Stock-based compensation	—	—	—	—	3,418	—	—	3,418

Balance at September 30, 2013	149,919	$—	11,476,835	$—	$67,292	$98,070	$1,171	$166,533

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity – continued

Nine Months Ended September 30, 2012

(Unaudited)

(Amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Income	Total

Balance at December 31, 2011	1,247,700	$—	6,202,485	$—	$29,636	$33,986	$208	$63,830
Net income	—	—	—	—	—	17,056	—	17,056
Change in unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	—	—	1,625	1,625
Exercise of common stock options	—	—	154,411	—	—	—	—	—
Exercise of common stock warrants	—	—	287,948	—	2,524	—	—	2,524
Excess tax benefit from stock options exercised	—	—	—	—	445	—	—	445
Conversion of preferred stock to common stock	(916,175)	—	916,175	—	—	—	—	—
Issuance of restricted stock	—	—	200,000	—	—	—	—	—
Issuance of common stock	—	—	1,840,000	—	20,082	—	—	20,082
Common stock dividends	—	—	—	—	—	(4,711)	—	(4,711)
Preferred stock dividends	—	—	—	—	—	(286)	—	(286)
Stock-based compensation	—	—	—	—	522	—	—	522

Balance at September 30, 2012	331,525	$—	9,601,019	$—	$53,209	$46,045	$1,833	$101,087

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2013. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Form 10-K, which was filed with the SEC on March 14, 2013.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

adjustments, profit commissions and coverage changes are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments are reflected in the Company’s current operations.

Note 2 – Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the nine months ended September 30, 2013, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

Note 3 – Investments

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At September 30, 2013 and December 31, 2012, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of September 30, 2013
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$4,669	129	(1)	4,797
Corporate bonds	16,591	430	(56)	16,965
Commercial mortgage-backed securities	10,816	546	(83)	11,279
State, municipalities, and political subdivisions	27,503	848	(77)	28,274
Redeemable preferred stock	780	7	(9)	778

Total	60,359	1,960	(226)	62,093

Equity securities	11,834	595	(458)	11,971

Total available-for-sale securities	$72,193	2,555	(684)	74,064

As of December 31, 2012
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,359	88	—	1,447
Corporate bonds	10,298	572	(10)	10,860
Commercial mortgage-backed securities	10,708	936	—	11,644
State, municipalities, and political subdivisions	10,152	914	—	11,066
Redeemable preferred stock	919	18	(1)	936

Total	33,436	2,528	(11)	35,953

Equity securities	8,756	303	(183)	8,876

Total available-for-sale securities	$42,192	2,831	(194)	44,829

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

The scheduled maturities of fixed-maturity securities at September 30, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$1,799	1,814
Due after one year through five years	9,709	10,002
Due after five years through ten years	28,777	29,476
Due after ten years	9,258	9,522
Commercial mortgage-backed securities	10,816	11,279

	$60,359	62,093

Investment Sales

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended September 30, 2013
Fixed-maturity securities	$390	58	(1)

Equity securities	$708	20	(46)

Three months ended September 30, 2012
Fixed-maturity securities	$2,517	1	(4)

Equity securities	$551	30	(31)

Nine months ended September 30, 2013
Fixed-maturity securities	$1,749	92	(4)

Equity securities	$2,021	84	(129)

Nine months ended September 30, 2012
Fixed-maturity securities	$4,936	41	(7)

Equity securities	$2,063	38	(46)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Securities with gross unrealized loss positions at September 30, 2013, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2013	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(1)	311	—	—	(1)	311
Corporate bonds	(56)	3,579	—	—	(56)	3,579
Commercial mortgage-backed securities	(82)	2,205	—	—	(82)	2,205
State, municipalities, and political subdivisions	(77)	1,799	—	—	(77)	1,799
Redeemable preferred stock	(10)	435	—	3	(10)	438

Total fixed-maturity securities	(226)	8,329	—	3	(226)	8,332
Equity securities	(361)	7,700	(97)	230	(458)	7,930

Total available-for-sale securities	$(587)	16,029	(97)	233	(684)	16,262

The Company believes there are no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest-rate changes. It is expected that the securities will not be settled at a price less than the par value of the investments. In determining whether equity securities are other-than-temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at September 30, 2013.

Other Investments

Other investments consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Land	$11,299	10,993
Land improvements	1,351	1,326
Buildings	3,020	2,869
Other	1,414	1,238

Total, at cost	17,084	16,426
Less: accumulated depreciation and amortization	(626)	(339)

Other investments	$16,458	16,087

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Depreciation and amortization expense related to other investments was $99 and $91, respectively, for the three months ended September 30, 2013 and 2012 and $290 and $186, respectively, for the nine months ended September 30, 2013 and 2012.

Note 4 – Property and Equipment, net

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

Note 5 – Long-Term Debt

On January 17, 2013, the Company completed the sale of unsecured senior notes in a public offering for an aggregate principal amount of $35,000. In addition, effective January 25, 2013, the Company received an aggregate principal amount of $5,250 pursuant to the underwriters’ exercise of the over-allotment option. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended (Registration Statement No. 333-185228) and the prospectus supplement dated January 10, 2013. The combined net proceeds were $38,690 after underwriting and issuance costs of approximately $1,560 of which $1,525 was paid during the nine months ended September 30, 2013. The notes will mature on January 30, 2020 and bear interest at a fixed annual rate of 8% payable quarterly on January 30, April 30, July 30 and October 30, commencing on April 30, 2013. The notes may be redeemed, in whole or in part, at any time on and after January 30, 2016 upon not less than 30 or more than 60 days’ notice. The redemption price will be equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Additionally, the Company may, at any time, repurchase the senior notes at any price in the open market and may hold, resell or surrender the notes for cancellation.

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

Interest expense with respect to the senior notes was approximately $847 and $2,379, respectively, for the three and nine months ended September 30, 2013 and included amortization of debt issuance costs of approximately $42 and $116, respectively. The effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 8.7%.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Note 6 – Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value but does not elect the fair value option for its long-term debt. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	–	Other inputs that are observable for the asset and liability, either directly or indirectly.

Level 3	–	Inputs that are unobservable.

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis and the estimated fair value of long-term debt that is reflected in the financial statements at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2013
Financial Assets:
Cash and cash equivalents	$273,878	—	—	273,878

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	3,630	1,167	—	4,797
Corporate bonds	16,004	961	—	16,965
Commercial mortgage-backed securities	—	11,279	—	11,279
State, municipalities, and political subdivisions	—	28,274	—	28,274
Redeemable preferred stock	778	—	—	778

Total fixed-maturity securities	20,412	41,681	—	62,093
Equity securities	11,971	—	—	11,971

Total available-for-sale securities	32,383	41,681	—	74,064

Total	$306,261	41,681	—	347,942

Financial Liabilities:
Long-term debt	$—	42,279	—	42,279

Long-term debt represents the Company’s 8.00% senior notes due 2020. The senior notes were initially sold to the public in January 2013 and trade on the New York Stock Exchange. The estimated fair value is based on the closing market price.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2012
Financial Assets:
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

During the second quarter of 2013, the Company analyzed its investment portfolio and determined the municipal bonds, which were previously classified as Level 1, should be classified as Level 2 based on the inputs used to measure fair value and the level of market activity in those instruments. As such, transfers into Level 2 from Level 1 were $10,684 during the nine months ended September 30, 2013. In addition, $11,066 related to municipal bonds included in the table related to December 31, 2012 was transferred from Level 1 to Level 2. There were no transfers between Level 1, 2 or 3 during the three months ended September 30, 2013.

Note 7 – Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of the reinsurers is unable to meet its obligations under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of established and rated or fully collateralized reinsurers to secure its reinsurance coverage. The Company purchases reinsurance each year taking into consideration projected losses and reinsurance market conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Premiums Written:
Direct	$78,140	53,676	281,912	175,518
Assumed	(221)	(150)	(2,297)	(1,770)

Gross written	77,919	53,526	279,615	173,748
Ceded	(28,310)	(22,506)	(74,923)	(53,475)

Net premiums written	$49,609	31,020	204,692	120,273

Premiums Earned:
Direct	$75,512	46,048	193,465	119,219
Assumed	5,732	7,061	52,278	42,360

Gross earned	81,244	53,109	245,743	161,579
Ceded	(28,310)	(22,506)	(74,923)	(53,475)

Net premiums earned	$52,934	30,603	170,820	108,104

During the three and nine months ended September 30, 2013 and 2012, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At September 30, 2013 and December 31, 2012, prepaid reinsurance premiums related to 27 and 31 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of September 30, 2013 and December 31, 2012.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. During the three and nine months ended September 30, 2013, the Company has recognized benefits of $5,484 and $6,785, respectively, in connection with these provisions. See “Reinsurance Contracts” under Note 1 – “Summary of Significant Accounting Policies.”

Note 8 – Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance, beginning of period	$44,749	37,313	41,168	27,424

Incurred related to:
Current period	14,851	16,787	50,213	51,188
Prior period	(362)	(1,770)	(2,438)	(806)

Total incurred	14,489	15,017	47,775	50,382

Paid related to:
Current period	(12,628)	(11,867)	(25,880)	(24,949)
Prior period	(3,086)	(1,737)	(19,539)	(14,131)

Total paid	(15,714)	(13,604)	(45,419)	(39,080)

Balance, end of period	$43,524	38,726	43,524	38,726

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the three and nine months ended September 30, 2013, the Company experienced favorable development of $362 and $2,438, respectively, with respect to its net unpaid losses and loss adjustment expenses established as of June 30, 2013 and December 31, 2012. Factors attributable to this favorable development include a lower severity of claims and reduced frequency of reported claims.

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

Note 9 – Income Taxes

During the three months ended September 30, 2013 and 2012, the Company recorded approximately $8,266 and $2,299, respectively, of income taxes, which resulted in estimated annual effective tax rates of 38.2% and 44.9%, respectively. During the nine months ended September 30, 2013 and 2012, the Company recorded approximately $31,221 and $11,459, respectively, of income taxes, which resulted in estimated annual effective tax rates of 38.4% and 40.2%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal income tax rate due to state and foreign income taxes and stock-based compensation as well as certain nondeductible items.

Note 10 – Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$13,378			$2,826

Less: Preferred stock dividends	(22)			(42)
Less: Income attributable to participating securities	(823)			(18)

Basic Earnings Per Share:
Income allocated to common stockholders	12,533	10,749	$1.17	2,766	9,238	$0.30

Effect of Dilutive Securities:
Stock options	—	164		—	222
Convertible preferred stock	22	165		42	441
Warrants	—	—		—	584

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$12,555	11,078	$1.13	$2,808	10,485	$0.27

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$50,000			$17,056

Less: Preferred stock dividends	(88)			(286)
Less: Income attributable to participating securities	(2,205)			(171)

Basic Earnings Per Share:
Income allocated to common stockholders	47,707	10,696	$4.46	16,599	7,968	$2.08

Effect of Dilutive Securities:
Stock options	—	162		—	230
Convertible preferred stock	88	195		286	783
Warrants	—	—		—	453

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$47,795	11,053	$4.32	$16,885	9,434	$1.79

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Note 11 – Stockholders’ Equity

Common Stock

On July 16, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.225 per common share. The dividends were paid on September 20, 2013 to stockholders of record on August 16, 2013.

Common Stock Warrants

All common stock warrants were either exercised or cancelled during the year ended December 31, 2012.

Preferred Stock

As of September 30, 2013, 149,919 shares of Series A cumulative convertible preferred stock (“Series A Preferred”) remain outstanding. During the three and nine months ended September 30, 2013, holders of 41,831 and 91,263 shares of Series A Preferred converted their Series A Preferred shares to 41,831 and 91,263 shares of common stock, respectively.

On September 17, 2013, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of September, October, and November 2013. The September dividend was paid on October 28, 2013 to shareholders of record at the close of business on October 1, 2013. The October dividend is payable on November 27, 2013 to shareholders of record at the close of business on November 1, 2013. The November dividend is payable on December 27, 2013 to shareholders of record at the close of business on December 2, 2013.

Note 12 – Stock-Based Compensation

Incentive Plans

The Company has outstanding stock options and restricted stock granted under the 2007 Stock Option and Incentive Plan (“2007 Plan”) and its 2012 Omnibus Incentive Plan (the “2012 Plan”). The 2007 Plan was terminated in 2012. Thus, there are no longer available shares for future grants under the 2007 Plan. Under the 2012 Plan, the aggregate number of shares of the Company’s common stock reserved and available for issuance is 5,000,000. With respect to the 2012 Plan at September 30, 2013, no incentive stock options had been granted, 608,060 shares of restricted stock were outstanding, and 4,391,940 shares were available for future grant.

Stock Options

Outstanding stock options granted under the 2007 Plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

A summary of the activity in the Company’s 2007 Plan for the three and nine months ended September 30, 2013 and 2012 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2013	280,000	$2.91	4.9 years	$5,007

Outstanding at March 31, 2013	280,000	2.91	4.7 years	$6,816

Outstanding at June 30, 2013	280,000	2.91	4.4 years	$7,788

Outstanding at September 30, 2013	280,000	2.91	4.2 years	$10,621

Exercisable at September 30, 2013	270,000	$2.78	4.0 years	$10,276

Outstanding at January 1, 2012	620,000	$2.97	5.7 years	$3,122

Exercised	(217,003)	3.33

Outstanding at March 31, 2012	402,997	2.78	5.5 years	$3,997

Outstanding at June 30, 2012	402,997	2.78	5.3 years	$5,971

Exercised	(10,000)	2.50

Outstanding at September 30, 2012	392,997	2.79	5.0 years	$8,139

Exercisable at September 30, 2012	372,997	$2.60	4.8 years	$7,795

The following table summarizes information about options exercised for the three and nine months ended September 30, 2013 and 2012 (option amounts not in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options exercised	—	10,000	—	227,003
Total intrinsic value of exercised options	—	$182	—	$1,652
Fair value of vested stock options	—	—	$17	$22
Tax benefits realized	—	$8	—	$445

During the three and nine months ended September 30, 2012, 10,000 and 227,003 options, respectively, were exercised and net settled by surrender of 1,183 and 72,592 shares, respectively. The Company recognized compensation expense of approximately $5 for each of the three months ended September 30, 2013 and 2012 and $14 and $63, respectively, for the nine months ended September 30, 2013 and 2012. At September 30, 2013, there was approximately $11 of unrecognized compensation expense related to nonvested stock options granted under the plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of 7 months. Deferred tax benefits related to stock options for the three and nine months ended September 30, 2013 and 2012 were immaterial.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of the awards with market-based conditions

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

is determined using a Monte Carlo simulation method which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only performance or service-based conditions is based on the value of the Company’s common stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2013 and 2012 is as follows (share amounts not in thousands):

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2013	246,320	$14.54

Forfeited	(920)

Nonvested at March 31, 2013	245,400	$14.51

Granted	544,000	$26.58
Vested	(29,000)
Forfeited	(28,160)

Nonvested at June 30, 2013	732,240	$23.53

Granted	20,000	$32.85
Vested	(56,000)
Forfeited	(180)

Nonvested at September 30, 2013	696,060	$24.75

Nonvested at January 1, 2012	—	—

Nonvested at March 31, 2012	—	—

Granted	200,000	$12.91

Nonvested at June 30, 2012	200,000	$12.91

Nonvested at September 30, 2012	200,000	$12.91

The Company recognized compensation expense of $1,939 and $306, respectively, for the three months ended September 30, 2013 and 2012 and $3,404 and $459, respectively, for the nine months ended September 30, 2013 and 2012. At September 30, 2013, there was approximately $14,078 of total unrecognized compensation expense related to nonvested restricted stock arrangements granted under the Company’s 2007 Plan and 2012 Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of 29 months. The following table summarizes information about deferred tax benefits recognized related to restricted stock awards and the fair value of vested restricted stock for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Deferred tax benefits recognized	$748	$118	$1,313	$177
Fair value of vested restricted stock	$648	$—	$1,027	$—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

For the three and nine months ended September 30, 2013, the Company realized tax benefits of approximately $116 and $199, respectively, related to cash dividends paid on restricted stock. The following presents assumptions used in a Monte Carlo simulation model to determine the fair value of the awards with market-based conditions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected dividends per share	$0.90	—	$0.90	$0.80
Expected volatility	41.5 – 48.7%	—	41.5 – 51.6%	36.7 – 50.0%
Risk-free interest rate	0.0 – 1.1%	—	0.0 – 1.1%	0.1 – 1.2%
Estimated cost of capital	9.9%	—	9.3 – 9.9%	11.9 – 12.1%
Expected life (in years)	4.00	—	4.00 – 6.00	6.00

Note 13 – Defined Contribution Plan

Effective July 1, 2013, the Company implemented a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The company matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the three and nine months ended September 30, 2013, the Company contributed approximately $67.

Note 14 – Commitments and Contingencies

Environmental Matters

In connection with the acquisition in April 2011 of one of the Company’s properties located in Pinellas County, Florida, the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. At acquisition, the Company recorded a liability of $150 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the work plan. As of September 30, 2013, a total of $115 has been expended with respect to the site assessment and remediation and the remaining $35 accrued at acquisition is included in other liabilities in the accompanying consolidated balance sheets. Even with the Company’s best effort in estimating the costs, it is possible that additional testing and additional environmental monitoring and remediation will be required as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could exceed the current estimated liability. However, based on information known at September 30, 2013, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Pittsburgh Service Center of the Florida Department of Revenue (“FDR”) in connection with the FDR’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily relate to the disallowance of the entire amount

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which includes interest through September 10, 2013, approximates $1,913. Management held informal discussions with the FDR audit staff who forwarded their file along with our response to the FDR’s Tallahassee office for review. The Tallahassee office issued a notice of proposed assessment on October 2, 2013 supporting the auditor’s adjustment and offering several avenues the Company has to request further FDR review of this matter. The Company is confident in the merits of its position in claiming the Florida salary credits and intends to vigorously defend its position. As such, and based on the current status of and likelihood of final resolution, the Company has no amount accrued as of September 30, 2013 related to this contingency.

Note 15 – Related Party Transactions

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

Claddaugh also has reinsurance treaties with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from HCPCI is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2013 through May 31, 2014, Oxbridge assumed $10,100 of the total covered exposure for approximately $4,900 in premiums, a rate which management believes to be competitive with market rates available to Claddaugh. The $4,900 premium was fully paid by Claddaugh on July 9, 2013. Oxbridge has deposited funds into a trust account to fully collateralize Oxbridge’s exposure. Trust assets may be withdrawn by HCPCI, the trust beneficiary, in the event amounts are due under the 2013-2014 Oxbridge reinsurance agreement. Among the Oxbridge capital partner participants are Paresh Patel, the Company’s chief executive officer who is also chairman of the board of directors for Oxbridge, and members of his immediate family and Anthony Saravanos, president of Greenleaf Capital, the Company’s real estate division. In addition, two of the Company’s non-employee directors, including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer, are investors in Oxbridge.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Note 16 – Subsequent Events

On October 17, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends are payable on December 20, 2013 to stockholders of record on November 15, 2013.

On October 17, 2013, the Company’s Board of Directors declared a dividend distribution of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock, no par value (“Common Shares”). The dividend is payable to the shareholders of record at the close of business on November 15, 2013. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value (“Series B Preferred Share”), of the Company, at a price of $125.00 per one one-hundredth of a Series B Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a rights agreement, dated October 18, 2013, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Rights become exercisable in the event any person or group acquires 10% or more of the Common Shares without the approval of the Company’s Board of Directors, and until such time are inseparable from and trade with the Common Shares. The Rights have a de minimis fair value. The Rights Agreement expires October 18, 2018.

On November 5, 2013, the Company assumed approximately 35,000 policies from Citizens Property Insurance Corporation representing approximately $78,000 in additional annualized premiums.

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

For the three months ended September 30, 2013 and 2012, revenues from property and casualty insurance operations represented 95.9% and 91.4%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2013 and 2012, revenues from property and casualty insurance operations represented 95.1% and 93.4%, respectively, of total revenues of all operating segments. As a result, we have determined the property and casualty insurance operations to be our only reportable operating segment.

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

Our preliminary phase to enter the property and casualty insurance market in the state of Alabama is now complete. Our subsidiary, Homeowners Choice Assurance Company, Inc. has been approved and licensed by the Alabama Department of Insurance. We expect to begin writing policies during 2014. Our presence in the state of Alabama will increase our geographic diversification and support our overall long-term growth strategy.

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

The technologies originally developed in-house for our own insurance operations were launched for use by third parties under our Exzeo brand. Exzeo is a free to join, web-based application available at Exzeo.com that enables seamless integration between organizations, co-workers and business partners. Exzeo allows users to manage projects through communication and collaboration with other participants in a real-time work environment.

Recent Developments

On October 17, 2013, our Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends are payable on December 20, 2013 to stockholders of record on November 15, 2013.

On October 17, 2013, our Board of Directors declared a dividend distribution of one preferred share purchase right (“Right”) for each outstanding share of our common stock, no par value (“Common Shares”). The dividend is payable to the shareholders of record at the close of business on November 15, 2013. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value (“Series B Preferred Share”) at a price of $125.00 per one one-hundredth of a Series B Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a rights agreement, dated October 18, 2013, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Rights become exercisable in the event any person or group acquires 10% or more of the Common Shares without the approval of our Board of Directors, and until such time are inseparable from and trade with the Common Shares. The Rights have a de minimis fair value. The Rights Agreement expires October 18, 2018.

Effective November 5, 2013, we assumed approximately 35,000 policies upon completion of our ninth assumption transaction with Citizens representing approximately $78,000 in additional annualized premiums.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating Revenue
Gross premiums earned	$81,244	53,109	245,743	161,579
Premiums ceded	(28,310)	(22,506)	(74,923)	(53,475)

Net premiums earned	52,934	30,603	170,820	108,104

Net investment income	380	47	814	871
Policy fee income	815	624	3,013	2,167
Net realized investment gains (losses)	31	(4)	43	26
Gain on bargain purchase	—	—	—	179
Other income	532	211	1,146	641

Total operating revenue	54,692	31,481	175,836	111,988

Operating Expenses
Losses and loss adjustment expenses	14,489	15,017	47,775	50,382
Policy acquisition and other underwriting expenses	8,887	6,611	22,163	19,690
Interest expense	847	—	2,379	—
Other operating expenses	8,825	4,728	22,298	13,401

Total operating expenses	33,048	26,356	94,615	83,473

Income before income taxes	21,644	5,125	81,221	28,515
Income taxes	8,266	2,299	31,221	11,459

Net income	$13,378	2,826	50,000	17,056
Preferred stock dividends	(22)	(42)	(88)	(286)

Income available to common stockholders	$13,356	2,784	49,912	16,770

Ratios to Net Premiums Earned:
Loss Ratio	27.37%	49.07%	27.97%	46.61%
Expense Ratio	35.06%	37.05%	27.42%	30.61%

Combined Ratio	62.43%	86.12%	55.39%	77.22%

Ratios to Gross Premiums Earned:
Loss Ratio	17.84%	28.28%	19.44%	31.18%
Expense Ratio	22.84%	21.35%	19.06%	20.48%

Combined Ratio	40.68%	49.63%	38.50%	51.66%

Per Share Data:
Basic earnings per common share	$1.17	$0.30	$4.46	$2.08

Diluted earnings per common share	$1.13	$0.27	$4.32	$1.79

Comparison of the Three Months ended September 30, 2013 to the Three Months ended September 30, 2012

Our results of operations for the three months ended September 30, 2013 reflect income available to common stockholders of $13,356, or $1.13 earnings per diluted common share, compared to income available to common stockholders of $2,784, or $0.27 earnings per diluted common share, for the three months ended September 30, 2012.

Revenue

Gross Premiums Earned for the three months ended September 30, 2013 and 2012 were $81,244 and $53,109, respectively, and primarily reflect the revenue from policies acquired from HomeWise and Citizens and subsequent renewals. The $28,135 increase over the corresponding period in 2012 was primarily attributable to $32,292 of revenue from the Citizens assumption we completed in November 2012.

Premiums Ceded for the three months ended September 30, 2013 and 2012 were approximately $28,310 and $22,506, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. For the three months ended September 30, 2013, premiums ceded include a benefit of $5,484 related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates” below. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 34.8% and 42.4% of gross premiums earned during the three months ended September 30, 2013 and 2012, respectively.

Net Premiums Earned for the three months ended September 30, 2013 and 2012 were $52,934 and $30,603, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Net Premiums Written during the three months ended September 30, 2013 and 2012 totaled $49,609 and $31,020, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	September 30,
	2013	2012
Net Premiums Written	$49,609	31,020
Decrease (Increase) in Unearned Premiums	3,325	(417)

Net Premiums Earned	$52,934	30,603

Policy Fee Income for the three months ended September 30, 2013 and 2012 was $815 and $624, respectively. The increase in 2013 from the corresponding period is primarily attributable to an increase in policy renewals, resulting from the November 2012 assumption from Citizens.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $14,489 and $15,017, respectively, during the three months ended September 30, 2013 and 2012. Our losses for the three months ended September 30, 2012 included approximately $3,200 related to claims from Tropical Storm Debby and Tropical Storm Isaac, which occurred in June and August 2012, respectively. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2013 and 2012 of $8,887 and $6,611, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes, marketing costs, and policy fees. The $2,276 increase from the corresponding period in 2012 is primarily attributable to an increase in commissions and premium taxes related to the increase in policy renewals in 2013.

Other Operating Expenses for the three months ended September 30, 2013 and 2012 were $8,825 and $4,728, respectively. The $4,097 increase is primarily attributable to a $3,459 increase in compensation and related expenses, of which $1,635 is non-cash expense related to our restricted stock grants, and a $638 increase in our other administrative costs, which include a variety of professional service fees, license fees, corporate insurance, lease expense, information system expense, and other general expenses. As of September 30, 2013, we had 171 permanent and temporary employees located at our headquarters in Tampa, Florida compared to 137 employees as of September 30, 2012. We also have 68 employees located in Noida, India at September 30, 2013 versus 62 at September 30, 2012.

Income Taxes for the three months ended September 30, 2013 and 2012 were $8,266 and $2,299, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.2% for 2013 and 44.9% for 2012.

Ratios:

The loss ratio applicable to the three months ended September 30, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 27.4% compared to 49.1% for the three months ended September 30, 2012. Our loss ratio was positively impacted by a significant increase in our net premiums earned during 2013 (See Gross Premiums Earned above).

The expense ratio applicable to the three months ended September 30, 2013 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 35.0% compared to 37.0% for the three months ended September 30, 2012. The decrease in our expense ratio is primarily attributable to the significant increase in 2013 in our net premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio that is less than 100% generally reflects favorable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the three months ended September 30, 2013 was 62.4% compared to 86.1% for the three months ended September 30, 2012. Our combined ratio was positively impacted by a significant increase in our net premiums earned during 2013 (see Gross Premiums Earned above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended September 30, 2013 was 40.7% compared to 49.6% for the three months ended September 30, 2012.

Comparison of the Nine Months ended September 30, 2013 to the Nine Months ended September 30, 2012

Our results of operations for the nine months ended September 30, 2013 reflect income available to common stockholders of $49,912, or $4.32 earnings per diluted common share, compared to income available to common stockholders of $16,770, or $1.79 earnings per diluted common share, for the nine months ended September 30, 2012.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2013 and 2012 were $245,743 and $161,579, respectively, and primarily reflect the revenue from policies acquired from HomeWise and Citizens and subsequent renewals. The $84,164 increase over the corresponding period in 2012 was primarily attributable to $97,724 of revenue from the Citizens assumption we completed in November 2012.

Premiums Ceded for the nine months ended September 30, 2013 and 2012 were approximately $74,923 and $53,475, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. For the nine months ended September 30, 2013, premiums ceded include a benefit of $6,785 related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates” below. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 30.5% and 33.1% of gross premiums earned during the six months ended June 30, 2013 and 2012, respectively.

Net Premiums Earned for the nine months ended September 30, 2013 and 2012 were $170,820 and $108,104, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

Net Premiums Written during the nine months ended September 30, 2013 and 2012 totaled $204,692 and $120,273, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Net Premiums Written	$204,692	120,273
Increase in Unearned Premiums	(33,872)	(12,169)

Net Premiums Earned	$170,820	108,104

Policy Fee Income for the nine months ended September 30, 2013 and 2012 was $3,013 and $2,167, respectively. The increase in 2013 from the corresponding period is primarily due to an increase in policy renewals.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $47,775 and $50,382, respectively, during the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, we experienced favorable development of $2,438 with respect to our net unpaid losses and loss adjustment expenses established as of December 31, 2012, which contributed to the overall favorable variance of $2,607 with respect to the total losses and loss adjustment expenses incurred during the nine months ended September 30, 2013 as compared to the corresponding period in 2012. In addition, our losses for the nine months ended September 30, 2012 included approximately $4,000 related to claims from Tropical Storm Debby and Tropical Storm Isaac, which occurred in June and August 2012, respectively. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2013 and 2012 of $22,163 and $19,690, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes, marketing costs, and policy fees. The $2,473 increase from the corresponding period in 2012 is primarily attributable to an increase in commissions and premium taxes related to the increase in policy renewals in 2013, the effect of which is offset by a one-time charge of $1,200 in 2012 resulting from a U.S. GAAP change in accounting for deferred acquisition costs.

Other Operating Expenses for the nine months ended September 30, 2013 and 2012 were $22,298 and $13,401, respectively. The $8,897 increase is primarily attributable to a $7,089 increase in compensation and related expenses, of which $2,945 is non-cash expense related to our restricted stock grants, and a $1,808 increase in our other administrative costs, which include a variety of professional service fees, license fees, corporate insurance, lease expense, information system expense, and other general expenses. As of September 30, 2013, we had 171 permanent and temporary employees located at our headquarters in Tampa, Florida compared to 137 employees as of September 30, 2012. We also have 68 employees located in Noida, India at September 30, 2013 versus 62 at September 30, 2012.

Income Taxes for the nine months ended September 30, 2013 and 2012 were $31,221 and $11,459, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.4% for 2013 and 40.2% for 2012.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2013 (losses and loss adjustment expenses incurred related to net premiums earned) was 28.0% compared to 46.6% for the nine months ended September 30, 2012. Our loss ratio was positively impacted by a significant increase in our net premiums earned during 2013 (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the nine months ended September 30, 2013 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 27.4% compared to 30.6% for the nine months ended September 30, 2012. The decrease in our expense ratio is primarily attributable to the significant increase in 2013 in our net premiums earned.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio that is less than 100% generally reflects favorable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the nine months ended September 30, 2013 was 55.4% compared to 77.2% for the nine months ended September 30, 2012. Our combined ratio was positively impacted by a significant increase in our net premiums earned during 2013 (see Gross Premiums Earned above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the nine months ended September 30, 2013 was 38.5% compared to 51.7% for the nine months ended September 30, 2012.

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

HCPCI requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss adjustment expenses are fully settled and paid within 90 days of the claim reported date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

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

Cash Flows

Cash Flows for the Nine months ended September 30, 2013

Net cash provided by operating activities for the nine months ended September 30, 2013 was approximately $46,620, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, reinsurance premiums and losses and loss adjustment expenses. Net cash used in investing activities of $33,922 was primarily due to the purchases of available-for-sale securities of $36,453, the purchase of $3,107 in property and equipment and the purchase of $666 in other investments offset by redemptions and repayments of fixed-maturity securities of $2,534, and the proceeds from sales of available-for-sale securities of $3,770. Net cash provided by financing activities totaled $31,020, which was primarily due to $40,250 from the sale of Senior Notes offset by $1,525 in related underwriting and issuance costs paid during the period and, also, $7,704 in cash dividends paid.

Cash Flows for the Nine months ended September 30, 2012

Net cash provided by operating activities for the nine months ended September 30, 2012 was $37,322, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, reinsurance premiums and losses and loss adjustment expenses. Net cash used in investing activities of $13,688 was primarily due to our business acquisition completed in April 2012 of $8,157, the purchases of available-for-sale securities of $15,619, purchases of other investments of approximately $1,119, and the purchase of $952 in property and equipment offset by redemptions of time deposits of $5,160, the proceeds from sales of available-for-sale securities of $6,999. Net cash provided by financing activities totaled $17,933, which was primarily due to $20,082 from the issuance of common stock and $2,524 from the exercise of common stock warrants offset by $5,118 in cash dividends paid.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum amount of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At September 30, 2013, we have $74,064 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2013:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$1,108	112	241	265	490
Service agreement (1)	200	20	44	48	88
Long-term debt obligations (2)	61,180	3,220	6,440	6,440	45,080

Total	$62,488	3,352	6,725	6,753	45,658

(1)	Represents the lease and maintenance service agreement for office space in Noida, India. Liabilities were converted from India Rupee to U.S. dollars using the September 30, 2013 exchange rate.
(2)	Amounts represent principal and interest payments over the life of the Senior Notes due January 30, 2020.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2013, $22,435 of the total $43,524 we have reserved for losses and loss adjustment expenses is specific to our estimate of IBNR. The remaining $21,089 relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At September 30, 2013, $8,516 of the $21,089 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $41,168 at December 31, 2012 to $43,524 at September 30, 2013. The $2,356 increase in our Reserves is comprised of $24,333 in new reserves specific to the 2013 loss year offset by reductions in our Reserves of $17,815 for 2012 and $4,162 for 2011 and prior loss years. The $24,333 in Reserves established for 2013 claims is primarily due to the increase in our policy count and exposures. The decrease of $21,977 specific to our 2012 and prior loss-year reserves is due both to settlement of claims and favorable development related to those loss years. Factors that are attributable to favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves, a lower number of new claims reported than anticipated, and actual case development may be more favorable than originally anticipated.

Based on all information known to us, we believe our Reserves at September 30, 2013 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported to us. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

The total premium cost of the program to HCI Group is approximately $134,000 before broker fees. Certain of the reinsurance agreements include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. As a result, we expect to recognize net reinsurance premiums ceded of approximately $113,000 from June 1, 2013 through May 31, 2014 assuming no losses occur during that period. In accordance with generally accepted accounting principles, we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. On the contrary, we derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs.

For the three and nine months ended September 30, 2013, we have recognized benefits of $5,484 and $6,785, respectively, in connection with these agreements, an amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements.

In addition to Reserves and reinsurance contracts, we believe our accounting policies specific to premium revenue recognition, deferred policy acquisition costs, income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 14, 2013. For the nine months ended September 30, 2013, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at September 30, 2013 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by investment companies and are overseen by the investment committee appointed by our board of directors.

Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by ongoing sequestration, any government shutdown, as well as debt ceiling and spending cut debates in Washington may exacerbate these risks and potentially have adverse impacts on the securities markets as well as the value of our investment portfolios.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2013 (in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$52,621	$(9,472)	(15.26)%
200 basis point increase	55,778	(6,315)	(10.17)%
100 basis point increase	58,936	(3,157)	(5.09)%
100 basis point decrease	65,213	3,120	5.02%
200 basis point decrease	68,202	6,109	9.84%
300 basis point decrease	70,574	8,481	13.66%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2013 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$10,702	18	$11,165	18
AA+, AA, AA-	12,660	21	13,075	21
A+, A, A-	23,388	39	23,861	39
BBB+, BBB, BBB-	12,358	20	12,697	20
BB+, BB	1,251	2	1,295	2

Total	$60,359	100	$62,093	100

Equity Price Risk

Our equity investment portfolio at September 30, 2013 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at September 30, 2013 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$2,838	24
Energy	1,232	10
Consumer	888	7
Other (1)	424	4

	5,382	45

Mutual funds and Exchange traded funds by type:
Debt	6,291	53
Equity	298	2

	6,589	55

Total	$11,971	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2013, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

The table below summarizes the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares during the three months ended September 30, 2013 (share amounts not in thousands):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs (a)

July 31, 2013	9,001	$33.80	n/a	n/a
August 31, 2013	5,836	31.94	n/a	n/a
September 30, 2013	4,195	40.03	n/a	n/a

	19,032	$34.60

(a)	As of September 30, 2013, there was no established share repurchase plan.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choices, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Form of 7% Series A Cumulative Redeemable Preferred Stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q (File No. 333-150513) filed August 7, 2013.

4.8	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.5, 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.9	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

10.1	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company, Ltd. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 13, 2012.

10.2**	Executive Agreement dated May 1, 2007 between Homeowners Choice, Inc. and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2013 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.6**	Homeowners Choice, Inc. 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Addendum No. 1 to Reimbursement Contract effective June 1, 2013 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.10	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.19	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (4). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (6). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.23	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (5). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.24**	Executive Employment Agreement dated March 8, 2012 between Homeowners Choice, Inc. and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.25	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.26	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby Homeowners Choice, Inc. issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby Homeowners Choice, Inc. issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.31	PR-M Non-Bonus Assumption Agreement, dated September 20, 2012, by and between Homeowners Choice Property & Casualty Insurance Company and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.10 of our Form 8-K filed September 25, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013.

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013.

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013.

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013.

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013.

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013.

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby Homeowners Choice, Inc. issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013.

10.41	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.42	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (4). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.43	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (5). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.44	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.45	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.46	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.47	Endorsement No 1, effective June 1, 2013, to Per Occurrence Excess of Loss Reinsurance contract dated June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.48	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (aggregate). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.50	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company Ltd. by Moksha Re SPC Ltd. (aggregate). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.51	Endorsement No. 1 Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by Moksha Re SPC Ltd. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

November 7, 2013	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 7, 2013	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.