Form 10-K
period 2013-12-31
HCI Group, Inc.
filed 2014-03-12
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

HCI Group, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-5961396
(State of Incorporation)	(IRS Employer Identification No.)

5300 West Cypress Street, Suite 100

Tampa, FL 33607

(Address, including zip code of principal executive offices)

(813) 849-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
7% Series A Cumulative Redeemable	NASDAQ Capital Market
Preferred Stock, no par value
8.00% Senior Notes due 2020	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013, computed by reference to the price at which the common stock was last sold on June 28, 2013, was $293,623,142.

The number of shares outstanding of the registrant’s common stock, no par value, on March 3, 2014 was 11,146,459.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

HCI GROUP, INC. AND SUBSIDIARIES

PART I

ITEM 1 – Business

General

HCI Group, Inc. (“HCI”), formerly known as Homeowners Choice, Inc., is a Florida-based company owning subsidiaries primarily engaged in the property and casualty insurance business. HCI was incorporated in 2006. References to “we,” “our,” “us,” “the Company,” or “HCI” in this Form 10-K generally refer to HCI Group, Inc. and its subsidiaries. Our principal executive offices are located at 5300 West Cypress Street, Suite 100, Tampa, Florida 33607, and our telephone number is (813) 849-9500.

Over the years, we have broadened and diversified our business portfolio through acquisitions to include information technologies and investment real estate. Based on the organizational structure, revenue sources, and evaluation of financial and operating performances by management, we have one reportable segment, which includes the following operations:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Real estate

•	Information technology

Insurance Operations

Property and Casualty Insurance

Our principal operating subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), was incorporated and began operations in 2007. Through HCPCI, we currently provide property and casualty homeowners’ insurance, condominium-owners’ insurance, tenants’ insurance, and dwelling fire insurance to individuals owning or occupying property in Florida under our Homeowners Choice brand. HCPCI’s operations are supported by certain of HCI’s wholly-owned subsidiaries as well as HCI Group, Inc.:

•	Homeowners Choice Managers, Inc. – acts as managing general agent and provides marketing, underwriting, claims settlement, accounting and financial services to HCPCI; and

•	Southern Administration, Inc. – provides policy administration services to HCPCI.

HCPCI began operations by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state- supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. We have assumed policies in ten separate transactions, which took place from July 2007 through November 2013. In addition, we completed a transaction with HomeWise Insurance Company (“HomeWise”) in November 2011 through which we acquired its Florida policies. Substantially all of our premium revenue since inception has come from the policies acquired in these assumption transactions and subsequent renewals. Through the Citizens assumptions and HomeWise policies, we have increased our geographic diversification within the state of Florida. As of December 31, 2013, we had approximately 160,000 policies in force and $390 million in annualized gross premiums.

Citizens has historically required us to offer renewals on the policies we acquire in the take-out program for a period of three years subsequent to the initial expiration of the assumed policies. The policyholders have the option to renew with us or they may place their coverage with another insurance company. Policyholders also have the option to opt out of the assumption and return to Citizens. With respect to our November 2012 and 2013 assumptions, the opt-out provision was limited to the thirty-day period preceding and following the assumption date. We strive to retain these policies by offering competitive rates to our policyholders. We may selectively pursue additional assumption transactions with Citizens in the future.

We face various challenges to implementing our operating and growth strategies. Since we currently write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. To mitigate our risk of such catastrophic losses, we cede a portion of our exposure to reinsurers under contracts called catastrophe excess of loss reinsurance treaties. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida, which must approve our policy forms and premium rates as well as monitor HCPCI’s compliance with financial and regulatory requirements. Additionally, we may compete with large, well-established insurance companies, possessing greater financial resources, larger agency networks, and greater name recognition. See Item 1A, “Risk Factors,” below.

We plan to enter the property and casualty insurance market in the state of Alabama. Our subsidiary, Homeowners Choice Assurance Company, Inc. (“HCA”) was approved and licensed by the Alabama Department of Insurance in August 2013 and we expect to begin writing policies during 2014. Our presence in the state of Alabama will increase our geographic diversification and support our overall long-term growth strategy.

In addition, HCPCI began writing flood coverage in January 2014. The flood coverage will initially be offered on a limited basis as a policy endorsement to eligible new and pre-existing Florida customers who are likely most impacted by the significant rate increases that may result from the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies. We believe that we have approximately 20 material competitors writing homeowners’ property and casualty insurance in the state of Florida. Since beginning business in 2007, we have grown our business to become the fourth largest provider of homeowners’ property and casualty insurance in the state of Florida based on September 30, 2013 data from the Florida Office of Insurance Regulation (“FLOIR”).

Many of our competitors have larger financial capacities, greater resource availability, and more diversification in terms of insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national insurers may have certain competitive advantages such as increased name recognition, increased loyalty of their customer base, and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance products below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price.

Our competitive strategies focus on the following key areas:

•	Exceptional service – We are committed to maintaining superior service to our policyholders and agents.

•	Claims settlement practices – We focus on fair and timely settlement of policyholder claims.

•	Disciplined underwriting – We analyze exposures and utilize available underwriting data to ensure policies meet our selective criteria.

•	Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents.

•	New product offerings – In addition to our recently announced flood program, we may cross-sell additional insurance products to our existing policyholders in order to broaden our lines of business and product mix.

•	Geographical expansion – We continue to seek opportunities to expand our business within the states of Alabama and Florida and perhaps into other states to increase overall geographic diversification.

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

Government Regulation

We are subject to the laws and regulations in Alabama and Florida, and the regulations of any other states in which we may seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders opposed to the interests of shareholders. Such regulations relate to a wide variety of financial and non-financial matters including:

•	authorized lines of business;

•	capital and surplus requirements;

•	approval of allowable rates and forms;

•	approval of reinsurance contracts;

•	investment parameters;

•	underwriting limitations;

•	transactions with affiliates;

•	dividend limitations;

•	changes in control; and

•	market conduct.

Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material, adverse effect on our business, results of operations or financial condition.

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

State Licensure and Approval

Most states, including Florida, require licensure and regulatory approval prior to the marketing of insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license. In addition, regulatory authorities may preclude or delay our entry into markets by disapproving or withholding approval of our product filings.

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. In accordance with the National Association of Insurance Commissioners, all insurance companies are required to be examined once every five years. However, the FLOIR has the authority to conduct an examination of HCPCI whenever it is deemed appropriate. HCPCI’s latest FLOIR financial examination related to the year ended December 31, 2010.

Liability for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses represents our estimate of the total cost of (i) claims that have been incurred, but not yet paid (case reserves), (ii) claims that have been incurred but not yet reported (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. We base our estimates on various assumptions and actuarial data we believe to be reasonable under the circumstances. The process of estimating the liability is inherently judgmental and is influenced by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2013, 2012 and 2011, see Note 12 — “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represent estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE for the years 2007 (inception) through 2013 (amounts in thousands):

Schedule of Loss Development

	Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013
Original liability for losses and LAE[1]	$1,688	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686
Re-estimated losses and LAE[2] as of:
1 year later	1,412	10,879	18,399	26,776	27,309	38,712
2 years later	1,236	10,991	19,866	26,003	28,536
3 years later	1,268	11,661	19,361	27,226
4 years later	1,327	11,528	19,617
5 years later	1,330	11,424
6 years later	1,330
Cumulative redundancy (deficiency)[3]	358	3,339	(439)	(5,080)	(1,112)	2,456
Cumulative amount of liability paid as of:
1 year later	760	7,725	10,481	16,833	15,652	22,365
2 years later	1,108	9,229	15,336	20,708	21,707
3 years later	1,108	10,339	17,065	23,732
4 years later	1,327	10,947	17,992
5 years later	1,330	11,121
6 years later	1,330
Gross premiums earned	$9,546	$61,925	$110,011	$119,757	$143,606	$233,607	$337,113

1	Represents management’s original estimated liability for (i) unpaid claims, (ii) IBNR, and (iii) loss adjustment expenses.
2	Represents the re-estimated liabilities in later years for unpaid claims, IBNR and loss adjustment expenses for each of the respective years.
3	Represents the difference between the latest re-estimate and the original estimate. A redundancy indicates the original estimate is higher than the current estimate whereas a deficiency indicates the original estimate is lower than the current estimate.

For the years ended December 31, 2013, 2012 and 2011, revenues from property and casualty insurance operations represented 95.0%, 93.0% and 91.9%, respectively, of total revenues of all operating segments. As a result, we have determined the property and casualty insurance operations is our only reportable operating segment.

Reinsurance

We have a Bermuda-based wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd., which participates in HCPCI’s reinsurance program under our Claddaugh brand.

Other Operations

Real Estate

Operating under our Greenleaf Capital brand, real estate operations consist of several properties we own including our headquarters building in Tampa, Florida and a secondary site in Ocala, Florida, which is used by our insurance operations. In addition, the Ocala location is planned for use as alternative office space in the event we experience any significant disruption at our headquarters building. We also own investment real estate in Treasure Island, Florida and Tierra Verde, Florida with a combined 20 acres of waterfront property.

With the exception of the Ocala location, we lease office or retail space at each location to non-affiliates on various terms. In addition, we own and operate one full-service restaurant and two marinas that we acquired in connection with our purchase of the waterfront properties. The combined marina facilities offer to the general public: a) one dry-stack boat storage building with capacity for approximately 180 boats; b) approximately 70 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry-stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis.

Information Technology

Our information technology operations include a team of software developers with extensive experience in developing web-based products and applications for mobile devices. The operations, which are primarily in India, are focused on developing innovative products or services that can be marketed to the public and also on providing our affiliates with back-office technology support services that can facilitate and improve ongoing operations.

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

Financial Highlights

The following table summarizes our financial performance of combined operating segments during the years ended December 31, 2013, 2012 and 2011:

(Amounts in millions except per share amounts)
For the year ended December 31:	2013	2012	2011
Net premium earned	$234.2	$157.7	$88.1
Total revenue	$241.1	$163.1	$93.8
Losses and loss adjustment expenses	$65.1	$66.3	$48.2
Income before income taxes	$106.5	$49.6	$16.4
Net income	$65.6	$30.2	$10.0
Income available to common stockholders	$65.5	$29.8	$9.1
Earnings per share of common stock:
Basic	$5.82	$3.45	$1.49
Diluted	$5.63	$3.02	$1.34
Dividends per common share	$0.95	$0.88	$0.53
Net cash provided by operating activities	$55.5	$106.3	$56.0
Cash dividends paid on common stock	$10.8	$8.1	$3.2
At December 31:
Total investments	$146.0	$60.9	$58.8
Cash and cash equivalents	$293.4	$230.2	$100.4
Total assets	$526.0	$338.3	$214.8
Total stockholders’ equity	$160.5	$121.3	$63.8
Common shares outstanding (in millions)	10.9	10.9	6.2

Environmental Matters

Our subsidiaries, which own waterfront property including marina facilities, are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. For a discussion of the liability assumed in connection with our acquisition of such marina facilities and the ongoing remedial action, see Note 18 — “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Employees

As of February 28, 2014, we employed 176 full-time individuals working primarily from our corporate offices in Florida and 78 employees located in India. In addition, our real estate operations have approximately 75 employees leased through professional employer organizations.

Available Information

We file annual, quarterly, and current reports with the U.S. Securities and Exchange Commission (“SEC”). These filings are accessible free of charge on our website, www.hcigroup.com (click “SEC filings” at the “Investor Information” tab), as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, which you can access via the SEC’s website at www.sec.gov. In addition, these filings are accessible at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A – Risk Factors

Our business is subject to a number of risks, including those described below, which could have a material effect on our results of operations, financial condition or liquidity and, additionally, could cause our operating results to vary significantly from period to period.

Although we plan to enter the homeowners insurance market in Alabama and other states, our insurance business is currently in Florida only. Thus, any single catastrophic event or other condition affecting losses in Florida could adversely affect our financial condition and results of operations.

A single catastrophic event, destructive weather pattern, general economic trend, regulatory developments or other conditions specifically affecting the state of Florida could have a disproportionately adverse impact on our business, financial condition, and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in the state of Florida subjects it to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms, and tornados. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in the state of Florida could also make it less attractive for us to do business in Florida and would have a more pronounced effect on our business than it would on other insurance companies that are geographically diversified. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in the state of Florida could have an adverse effect on our business, financial condition, and results of operations.

Our results may fluctuate based on many factors including cyclical changes in the insurance industry.

The insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. As premium levels increase, there may be new entrants to the market, which could then lead to a decrease in premium levels. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material, adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly.

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

Our operations are highly dependent on the efforts of our senior executive officers, particularly our chief executive officer, Paresh Patel, as well as our chief financial officer, Richard Allen, and HCPCI’s president, Scott Wallace. The loss of their leadership, industry knowledge and experience could negatively impact our operations. However, we are developing management succession plans to lessen any such negative impact. With the exception of Mr. Patel, Mr. Allen and Mr. Wallace, we have no employment agreements with any of our personnel nor do we offer any guarantee of any employee’s ongoing service. We maintain key-man life insurance on Mr. Patel although such policy may be insufficient to cover us for the damage resulting to our company from the loss of Mr. Patel’s services.

We do not have significant redundancy in our operations.

We conduct our business primarily from offices located in Tampa, Florida where tropical storms could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business although we believe we have sufficient redundancies to replace our facilities if functionality is impaired. We contract with a third party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. Access to these databases is strictly controlled and limited to authorized personnel. While we have implemented daily off-site backups, we have not fully tested our plan to recover data in the event of a disaster. Additionally, effective February 28, 2013, we purchased an office building in Ocala, Florida to be used by our insurance operations and, also, as an alternative location in the event a catastrophic event impacts our home office and support operations. We are currently installing and testing systems at the Ocala facility.

Our information technology systems may fail or suffer a loss of security, which could adversely affect our business.

Our insurance business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., the printing and mailing of our policies, endorsements, renewal notices, etc.). The successful operation of our systems depends on a continuous supply of electricity. The failure of these systems or disruption in the supply of electricity could interrupt our operations and result in a material, adverse effect on our business.

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

Because we believe that our independent insurance agents will play a key role in our efforts to increase the number of voluntary policies written by HCPCI, we are also in the process of developing business platforms and distribution initiatives that will allow us to provide information to, and exchange information with, our agents in an effective and efficient manner. These systems are intended to provide us with current information regarding the insurance markets in which we operate, therefore permitting us to adjust our selective underwriting criteria as needed to rapidly respond to market changes. In the event the development of these systems does not proceed as planned, the expansion of our business could be delayed. Internet disruptions or system failures could also adversely affect our future business volume and results of operations.

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

Our ability to compete in the property and casualty insurance industry and our ability to expand our business may be negatively affected by the fact that we are not a long-established company. HCPCI has obtained a Demotech rating of “A Exceptional,” which is accepted by major mortgage companies operating in the state of Florida and many other states. In addition, mortgage companies may require homeowners to obtain property insurance from an insurance company with an acceptable A.M. Best rating. Such a requirement could prevent us from expanding our business, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies. We currently do not have an A.M. Best rating but may seek to obtain such a rating. A downgrade or loss of our Demotech rating could result in a substantial loss of business in the event insureds move their business to insurers with a sufficient financial strength rating.

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

•	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;

•	new programs or changes to existing programs in which federally or state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets;

•	changes in Florida or any other states’ regulatory climate; and

•	the enactment of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiaries.

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

Due to these uncertainties, the ultimate losses may vary materially from current loss reserves which could have a material, adverse effect on our future financial condition, results of operations and cash flows.

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

Our future growth will depend on our ability to expand the number of insurance policies we write, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the insurance risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our income from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida and other states, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

HCI Group, Inc. depends on the ability of its subsidiaries to generate and transfer funds to meet its debt obligations.

HCI Group, Inc. does not have significant revenue generating operations of its own. Our ability to make scheduled payments on our debt obligations depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries are insufficient to meet our debt obligations, we may be required to raise funds through the issuance of additional debt or equity securities, reduce or suspend dividend payments, or sell assets.

We may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained income will support our operations. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available at all or may be available only on terms unfavorable to us. Equity financings could result in dilution to our shareholders, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially affected.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our available cash.

A portion of our income is, and likely will continue to be generated by the investment of our available cash. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of available cash invested. At December 31, 2013, approximately 31% of our available cash was invested in fixed-maturity and equity securities with the balance in cash and cash equivalents. We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we risk non-collectability of reinsurance amounts due us from reinsurers with which we have contracted.

Reinsurance is a method of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The cost of such reinsurance is subject to prevailing market conditions beyond our control such as the amount of capital in the reinsurance market and natural and man-made catastrophes. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material, adverse effect on our financial position, results of operations and cash flows.

With respect to the reinsurance treaties we currently have in effect, our ability to recover amounts due from reinsurers is subject to the reinsurance company’s ability and willingness to pay and to meet their obligations to us. We attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better or we require the reinsurer to fully collateralize its exposure. While we monitor from time to time their financial condition, we rely principally on A.M. Best, our broker, and other rating agencies in determining their ability to meet their obligations to us. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material, adverse effect on our financial condition or results of operations.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners, and tenants for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have written, arising out of catastrophes that may have a significant effect on our business, results of operations, and financial condition. A significant catastrophe could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material, adverse impact on our results of operations and financial condition.

Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, and the escalation of loss severity may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiary.

Loss severity in the property and casualty insurance industry may increase and may be driven by larger court judgments. In the event legal actions and proceedings are brought on behalf of classes of complainants, this may increase the size of judgments. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render our loss reserves inadequate for current and future losses.

The failure of the risk mitigation strategies we utilize could have a material, adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate risk exposure within our insurance business, which include:

•	engaging in vigorous underwriting;

•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones and other bases; and

•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations in all of these tactics. We cannot provide assurance that an event or series of unanticipated events will not result in loss levels which could have a material, adverse effect on our financial condition or results of operations.

The failure of any of the loss limitation methods we employ could have a material, adverse effect on our financial condition or our results of operations.

Our insurance underwriting process is designed to limit our exposure to known risks, including but not limited to exclusions relating to homes in close proximity to the coastline. Various provisions of our policies, such as limitations or exclusions from coverage, which have been negotiated to limit our risks, may not be enforceable in the manner we intend.

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material, adverse effect on our financial condition or results of operations.

In the future, we may rely on independent agents to write our insurance policies, and if we are not able to contract with and retain independent agents, our revenues would be negatively affected.

Although voluntary policies comprise a small percentage of our business, we expect to increase the number of voluntary policies we write as our business expands. An inability to sell our products through independent agents would negatively affect our revenues.

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

The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks, including risks associated with new product offerings. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including —

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

Use of current operating resources may be necessary to develop future new insurance products.

We may expand our product offerings by underwriting additional insurance products and programs, and marketing them through our independent agent network. For example, we recently announced plans to offer flood coverage to our policyholders. Moreover, Claddaugh may offer reinsurance products to unaffiliated insurance companies. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products will also require regulatory approval, further increasing our costs and potentially affecting the speed with which we will be able to pursue new market opportunities. We cannot assure you that we will be successful bringing new insurance products to our marketplace.

Use of current operating resources may be necessary to expand our insurance businesses geographically.

Although we currently conduct our homeowners’ insurance business in Florida, we plan to enter the homeowners’ insurance markets in other states. HCA, our Alabama insurance subsidiary, was recently approved and licensed by the Alabama Department of Insurance and is expected to begin writing policies in Alabama during 2014. We may offer insurance products in other states as well. Geographic expansion of our insurance business will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software, personnel and regulatory compliance. Although we plan to enter other states judiciously with attention to profitability, we cannot assure you that our entry into other states will be successful.

As an insurance holding company, we are currently subject to regulation by the states of Alabama and Florida and in the future may become subject to federal regulation.

All states regulate insurance holding company systems. State statutes and administrative rules generally require each insurance company in the holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation, loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and consolidated tax allocation agreements.

Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and equitable, allocated between the parties in accordance with customary accounting practices, and fully disclosed in the records of the respective parties. Many types of transactions between an insurance company and its affiliates, such as transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. In addition, state insurance regulations also frequently impose notice or approval requirements for the acquisition of specified levels of ownership in the insurance company or insurance holding company.

In addition to Florida and Alabama, we may in the future seek authorization to transact business in other states as well. We will therefore become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

Our insurance subsidiaries are subject to extensive regulation, which may reduce our profitability or limit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Our insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled and the states in which they transact insurance business (currently Alabama and Florida). Such supervision and regulation is primarily designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things —

•	the content and timing of required notices and other policyholder information;

•	the amount of premiums the insurer may write in relation to its surplus;

•	the amount and nature of reinsurance a company is required to purchase;

•	participation in guaranty funds and other statutorily created markets or organizations;

•	business operations and claims practices;

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their products;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of insurance company subsidiaries to pay dividends to insurance holding companies;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	the form and content of records of financial condition required to be filed; and

•	the level of reserves.

The FLOIR and regulators in other jurisdictions where we may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or non-compliance with regulatory requirements.

HCPCI is subject to assessments levied by the Florida Insurance Guaranty Association, Inc. While we can recover these assessments from policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material, adverse effect on our results of operations in a particular reporting period.

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

Our marina operations are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws relating to our marina operations. With respect to an existing environmental remediation plan for the real estate in Tierra Verde, Florida, there can be no assurance that the remediation plan will be successful or that the cost will not exceed the $150,000 accrued at acquisition, of which $117,000 had been paid at December 31, 2013.

Our restaurant operations expose us to additional risks, which could negatively impact our operating results and financial condition.

In April 2012, we acquired real estate in Treasure Island, Florida that includes a restaurant. Our restaurant operations could expose us to business risks that are different from the insurance business. For example, restaurant operations are dependent in large part on food, beverage, and supply costs that are not within our control. Also, the restaurant industry is affected by changes in consumer preferences and discretionary spending patterns that could adversely affect revenues from restaurant operations. Moreover, the restaurant industry is affected by litigation and publicity concerning food quality, health, and other issues which can cause guests to avoid restaurants and that can result in liabilities. Any one of these risks, among others, could negatively impact our operating results and financial condition.

Our operations in India expose us to additional risks, which could negatively impact our business, operating results, and financial condition.

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

Unintended consequences of the anti-takeover provisions of our shareholder rights agreement.

Our shareholder rights agreement is intended to deter coercive or unfair takeover tactics and to protect our shareholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. However, these rights may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could be beneficial to our shareholders. In addition, the rights agreement may deter investors from participating in any future equity offerings we propose.

ITEM 1B – Unresolved Staff Comments

Not applicable.

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by us and our U.S. subsidiaries and serves as our principal executive and operational office. In addition, we lease an aggregate of approximately 45,000 square feet to non-affiliates.

Ocala, Florida. The real estate consists of 1.6 acres of land and an office building with gross area of approximately 16,000 square feet. The facility is designated for our insurance operations and will be used as an alternative location in the event a catastrophic event impacts our operations in Tampa, Florida.

Investment Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility and the restaurant are currently operated by us.

Tierra Verde, Florida. The real estate consists of 7.1 acres of land, a dry rack storage building with gross area of 57,500 square feet, and three buildings with retail space having an aggregate gross area of 25,082 square feet. This marina facility is being operated by us. Approximately 71% of the available retail space is leased to non-affiliates.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease has an initial term of nine years commencing January 15, 2013. We are entitled to terminate the lease after the 36-month period following the commencement date by providing 3 months’ written notice to the landlord.

Rental expense under all facility leases was $248,000, $527,000 and $239,000 during the years ended December 31, 2013, 2012 and 2011, respectively, which includes in 2012 and 2011 expense related to our former corporate headquarters.

ITEM 3 – Legal Proceedings

We are a party to claims and legal actions arising routinely in the ordinary course of our business. Although we cannot predict with certainty the ultimate resolution of the claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material, adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Markets for Common Stock

Our common stock is trading on the New York Stock Exchange under the symbol “HCI.” Prior to October 25, 2012, our common stock was traded on the NASDAQ Global Select Market under the symbol “HCII.” The following table represents the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market and the New York Stock Exchange for the periods indicated:

	Common Stock Price
	High	Low
Calendar Quarter—2013
First Quarter	$27.25	20.16
Second Quarter	$35.21	24.66
Third Quarter	$41.66	29.99
Fourth Quarter	$53.50	37.79
Calendar Quarter—2012
First Quarter	$14.14	7.88
Second Quarter	$17.60	11.85
Third Quarter	$23.98	16.51
Fourth Quarter	$26.60	18.29

Holders

As of February 28, 2014, the market price for our common stock was $48.42 and there were 132 holders of record of our common stock.

Dividends

The declaration and payment of dividends is at the discretion of our board of directors. Our ability to pay dividends depends on many factors, including the Company’s operating results, financial condition, capital requirements, and legal and regulatory constraints and requirements on the payment of dividends and such other factors as our board of directors deems relevant. The following table represents the frequency and amount of all cash dividends declared on common equity for the two most recent fiscal years:

Declaration Date	Payment Date	Date of Record	Per Share Amount
1/16/2012	3/16/2012	2/17/2012	$0.150
3/28/2012	6/15/2012	5/17/2012	$0.200
7/25/2012	9/21/2012	8/17/2012	$0.200
10/19/2012	12/21/2012	11/16/2012	$0.225
10/19/2012	12/21/2012	11/16/2012	$0.100
1/22/2013	3/15/2013	2/15/2013	$0.225
4/8/2013	6/21/2013	5/17/2013	$0.225
7/16/2013	9/20/2013	8/16/2013	$0.225
10/18/2013	12/20/2013	11/15/2013	$0.275

Under Florida law, a domestic insurer such as HCPCI may not pay any dividend or distribute cash or other property to its stockholder unless certain requirements, which are discussed in Note 20 — “Regulatory Requirements and Restrictions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, are met.

We currently expect that we will continue to pay cash dividends on our common stock at a rate comparable to our historical dividend payments, although we are not obligated to do so and may discontinue cash dividends or change the cash-dividend rate on our common stock at any time and for any reason.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2013. We currently have no equity compensation plans not approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	280,000	$2.91	4,344,350

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2008 and its relative performance is tracked through December 31, 2013. The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

All information related to sales of unregistered securities had been reported in a current report on Form 8-K.

Issuer Purchases of Equity Securities

The table below includes the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares and also the number of common shares repurchased under a prepaid forward contract (share amounts not in thousands) in conjunction with our December 2013 convertible note offering:

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs (a)
October 31, 2013	1,641	$42.24	n/a	n/a
November 30, 2013	—	—	n/a	n/a
December 31, 2013 (b)	622,751	48.05	n/a	n/a

	624,392	$48.03

(a)	As of December 31, 2013, there was no established share repurchase plan.
(b)	622,751 represents the number of shares repurchased under the prepaid forward contract (see Note 15 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K).

ITEM 6 – Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data at December 31, 2013 and 2012 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011, 2010, and 2009, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	As of or for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Operating Revenue
Gross premiums earned	$337,113	$233,607	$143,606	$119,757	$110,011
Premiums ceded	(102,865)	(75,939)	(55,525)	(57,322)	(44,674)

Net premiums earned	234,248	157,668	88,081	62,435	65,337
Net investment income	1,469	980	2,061	1,962	1,793
Policy fee income	3,098	2,538	1,438	1,464	1,226
Net realized investment gains	80	276	290	2,003	—
Gain on bargain purchase	—	179	936	—	—
Other income	2,193	1,424	1,003	751	22

Total operating revenue	241,088	163,065	93,809	68,615	68,378

Operating Expenses
Losses and loss adjustment expenses	65,123	66,310	48,243	37,667	35,230
Policy acquisition and other underwriting expenses	31,619	25,930	18,129	14,878	9,611
Interest expense	3,607	—	—	—	—
Goodwill impairment loss	—	161	—	—	—
Other operating expenses	34,286	21,084	11,032	7,484	5,788

Total operating expenses	134,635	113,485	77,404	60,029	50,629

Income before income taxes	106,453	49,580	16,405	8,586	17,749
Income tax expense	40,891	19,423	6,441	3,164	6,839

Net income	$65,562	$30,157	$9,964	$5,422	$10,910
Preferred stock dividends	(104)	(322)	(815)	—	—

Income available to common stockholders	$65,458	$29,835	$9,149	$5,422	$10,910

Per Share Data:
Basic earnings per common share	$5.82	$3.45	$1.49	$0.88	$1.62

Diluted earnings per common share	$5.63	$3.02	$1.34	$0.81	$1.52

Dividends per common share	$0.95	$0.88	$0.53	$0.30	$—

Ratios to Net Premium Earned:
Loss Ratio	27.80%	42.06%	54.77%	60.33%	53.92%
Expense Ratio	29.67%	29.92%	33.11%	35.82%	23.57%

Combined Ratio	57.47%	71.98%	87.88%	96.15%	77.49%

Ratios to Gross Premiums Earned:
Loss Ratio	19.32%	28.39%	33.59%	31.45%	32.02%
Expense Ratio	20.62%	20.19%	20.31%	18.67%	14.00%

Combined Ratio	39.94%	48.58%	53.90%	50.12%	46.02%

Consolidated Balance Sheet Data:
Total investments	$146,028	$60,916	$58,759	$43,481	$48,343
Total cash and cash equivalents	$293,398	$230,214	$100,355	$54,849	$43,453
Total assets	$526,316	$338,288	$214,818	$140,948	$137,892
Total stockholders’ equity	$160,521	$121,253	$63,830	$46,629	$45,378

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

Forward-Looking Statements

In addition to historical information, this annual report on Form 10-K contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; and other risks and uncertainties and other factors listed under Item 1A — “Risk Factors” and elsewhere in this annual report on Form 10-K and in our other Securities and Exchange Commission filings.

OVERVIEW

General

HCI is a Florida-based holding company primarily providing property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida through its subsidiaries. We offer insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

We began operations in 2007 by participating in a “take-out program” which is a legislatively mandated program designed to encourage private companies to assume policies from Citizens. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens and one assumption transaction with HomeWise Insurance Company (“HomeWise”). This growth track has been beneficial to us in terms of reduced policy acquisition and reinsurance costs. Even though expanding our policyholder base through opportunistic assumptions continues to be important to our growth plan, we plan to seek opportunities to expand and to provide new product offerings such as our flood product, which we began offering in January 2014.

Recent Developments

On February 4, 2014, we announced our Board of Directors fixed April 1, 2014 as the cancellation date for the conversion rights on our 7% Series A cumulative convertible preferred stock (“Series A Preferred”). As such, the record holders of the Series A Preferred will no longer have conversion rights on and after April 1, 2014. In addition, on February 27, 2014 we voluntarily delisted our Series A Preferred from the NASDAQ Capital Market.

On January 23, 2014, our Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends will be paid March 21, 2014 to stockholders of record on February 21, 2014. In addition, HCPCI, our wholly-owned insurance subsidiary, announced it began writing flood insurance coverage in the state of Florida to eligible new and pre-existing Homeowners Choice customers.

On January 13, 2014, we announced that a U.S. appeals court affirmed a trial court decision in our favor in connection with a dispute with insurance intermediary Aon Benfield relating to a 2009 revenue sharing agreement.

In December 2013, we completed the issuance of our 3.875% convertible senior notes due 2019 for aggregate proceeds of $103,000 in a private offering. We used $29,923 of the proceeds to repurchase shares of our common stock.

Effective November 5, 2013, we assumed approximately 34,000 policies upon completion of our tenth assumption transaction with Citizens representing approximately $78,000 in additional annualized premiums.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Our results of operations for the year ended December 31, 2013 reflect income available to common stockholders of $65,458, or $5.63 earnings per diluted common share, compared with income available to common stockholders of $29,835, or $3.02 earnings per diluted common share, for the year ended December 31, 2012.

Revenue

Gross Premiums Earned for the years ended December 31, 2013 and 2012 were $337,113 and $233,607, respectively, and primarily reflect the revenue from policies acquired from HomeWise and Citizens and subsequent renewals. The increase in 2013 was primarily attributable to revenue from the Citizens assumptions completed in November 2013 and 2012.

Premiums Ceded for the years ended December 31, 2013 and 2012 were $102,865 and $75,939, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. During the year ended December 31, 2013, premiums ceded were reduced by $12,521 related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 30.5% and 32.5% of gross premiums earned during the years ended December 31, 2013 and 2012, respectively.

Net Premiums Earned for the years ended December 31, 2013 and 2012 were $234,248 and $157,668, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

Net Premiums Written during the years ended December 31, 2013 and 2012 totaled $251,906 and $203,240, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Net Premiums Written	$251,906	$203,240
Increase in Unearned Premiums	(17,658)	(45,572)

Net Premiums Earned	$234,248	$157,668

Net Investment Income for the years ended December 31, 2013 and 2012 was $1,469 and $980, respectively. The increase in 2013 is primarily due to higher returns on investments and lower operating losses related to certain of our real estate investments.

Policy Fee Income for the years ended December 31, 2013 and 2012 was $3,098 and $2,538, respectively, and reflects the policy fee income we earn with respect to our issuance of renewal policies.

Other Income for the years ended December 31, 2013 and 2012 was $2,193 and $1,424, respectively. The increase in other income in 2013 is primarily due to the recognition of income related to the Aon Benfield settlement.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $65,123 and $66,310, respectively, during the years ended December 31, 2013 and 2012. During the year ended December 31, 2013, we experienced favorable development of $2,456 with respect to our net unpaid losses and loss adjustment expenses established as of December 31, 2012, which contributed to the overall favorable variance of $1,187 with respect to the total losses and loss adjustment expenses incurred in 2013 as compared with 2012. In addition, our losses and loss adjustment expenses for the year ended December 31, 2012 included approximately $3,500 related to claims from Tropical Storm Debby and Tropical Storm Isaac, which occurred in June and August 2012, respectively. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2013 and 2012 were $31,619 and $25,930, respectively, and primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes, marketing costs and policy fees. The increase in 2013 is primarily attributable to an increase in commissions and premium taxes related to the increase in policy renewals in 2013, the effect of which is offset by a one-time charge of $1,210 in 2012 resulting from a change in accounting standards with respect to deferred acquisition costs.

Interest Expense totaled $3,607 for the year ended December 31, 2013 and relates to the two debt offerings we completed during 2013. See Note 10 — “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Other Operating Expenses for the years ended December 31, 2013 and 2012 were $34,286 and $21,084, respectively. The $13,202 increase is primarily attributable to a $9,296 increase in compensation and related expenses of which $7,183 relates to an increase in stock-based compensation and cash bonus expense. The remaining increase of $3,906 relates to charitable contributions of $1,066 and other administrative costs, which include a variety of professional service fees, corporate insurances, information system expense, and other general expenses of $2,840. As of December 31, 2013, we had 177 employees located at our offices in Florida compared with 145 employees as of December 31, 2012. We also had 67 employees located in Noida, India at December 31, 2013 versus 62 at December 31, 2012.

Income Tax Expense for the years ended December 31, 2013 and 2012 were $40,891 and $19,423, respectively, for state, federal and foreign income taxes resulting in an effective tax rate of 38.4% for 2013 and 39.2% for 2012.

Ratios:

The loss ratio applicable to the year ended December 31, 2013 (losses and loss adjustment expenses related to net premiums earned) was 27.8% compared with 42.1% for the year ended December 31, 2012. Our loss ratio was positively impacted by a significant increase in our net premiums earned during 2013 combined with favorable development in claim trends for frequency and severity and favorable development of reserves for prior accident years (see Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the year ended December 31, 2013 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 29.7% compared with 29.9% for the year ended December 31, 2012.

The combined loss and expense ratio (total of all expenses related to net premiums earned) is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results. Our combined ratio for the year ended December 31, 2013 was 57.5% compared with 72.0% for the year ended December 31, 2012. Our combined ratio was positively impacted by a significant increase in our net premiums earned during 2013 (see Gross Premiums Earned above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined loss and expense ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the year ended December 31, 2013 was 39.9% compared with 48.6% for the year ended December 31, 2012.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Our results of operations for the year ended December 31, 2012 reflect income available to common stockholders of $29,835, or $3.02 earnings per diluted common share, compared with income available to common stockholders of $9,149, or $1.34 earnings per diluted common share, for the year ended December 31, 2011. Our results for the years ended December 31, 2012 and 2011 include bargain purchase gains on acquisitions of $179 ($110 net of tax) and $936 ($575 net of tax), respectively, or $0.01 and $0.08 diluted earnings per common share, respectively.

Revenue

Gross Premiums Earned for the year ended December 31, 2012 were $233,607 and reflect the revenue from policies acquired from HomeWise in November 2011 and policies originally assumed from Citizens and subsequent renewals, including approximately 60,000 policies assumed in November 2012. Gross premiums earned for the year ended December 31, 2011 were $143,606 and principally reflect the revenue from policies assumed from Citizens and subsequent renewals.

Premiums Ceded for the years ended December 31, 2012 and 2011 were $75,939 and $55,525, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the thresholds defined by our catastrophe excess of loss reinsurance treaties. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 32.5% and 38.7% of gross premiums earned during the years ended December 31, 2012 and 2011, respectively. The percentage decrease in 2012 is primarily due to lower costs during the first five months of 2012 related to policies assumed from HomeWise, which were subject to minimal reinsurance premiums. In addition, we had approximately two months of earned premium in 2012 related to the November 2012 Citizens assumption with no associated increase in reinsurance premium.

Net Premiums Earned for the years ended December 31, 2012 and 2011 were $157,668 and $88,081, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

Net Premiums Written during the years ended December 31, 2012 and 2011 totaled $203,240 and $131,724, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2012 and 2011:

	Years Ended
	December 31,
	2012	2011
Net Premiums Written	$203,240	$131,724
Increase in Unearned Premiums	(45,572)	(43,643)

Net Premiums Earned	$157,668	$88,081

Net Investment Income for the years ended December 31, 2012 and 2011 was $980 and $2,061, respectively. The decline in 2012 is primarily due to operating losses incurred with respect to certain operations of our real estate investments.

Policy Fee Income for the years ended December 31, 2012 and 2011 was $2,538 and $1,438, respectively, and reflects the policy fee income we earn with respect to our issuance of renewal policies.

Gain on Bargain Purchase was $179 ($110 net of tax), or $0.01 diluted earnings per common share, and $936 ($575 net of tax), or $0.08 diluted earnings per common share, for the years ended December 31, 2012 and 2011, respectively. The bargain purchase gains relate to our business acquisitions completed in April 2012 and in April 2011. See Note 6 — “Business Acquisitions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Other Income for the years ended December 31, 2012 and 2011 was $1,424 and $1,003, respectively. The increase in other income in 2012 is primarily due to policy payment plan fees, which are the fees paid by policyholders who elect to pay premiums in installments.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $66,310 and $48,243, respectively, during the years ended December 31, 2012 and 2011. Our losses for the year ended December 31, 2012 include approximately $1,417 and $2,090 related to case reported claims from Tropical Storm Debby and Tropical Storm Isaac, respectively, which occurred in June and August 2012. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2012 and 2011 were $25,930 and $18,129, respectively, and primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and policy fees. The $7,801 increase in 2012 is primarily attributable to an increase in our commissions and premium taxes for policy renewals combined with the one-time, $1,210 adjustment specific to our adoption in January 2012 of the accounting standard update related to deferred acquisition costs.

Other Operating Expenses for the years ended December 31, 2012 and 2011 were $21,084 and $11,032, respectively. The $10,052 increase is primarily attributable to a $7,412 increase in compensation and related expenses of which $2,378 relates to an increase in stock-based compensation and cash bonus expense. The remaining increase of $2,640 relates to our other administrative costs, which include a variety of professional service fees, license fees, corporate insurances, lease expense, information system expense, and other general expenses. Our 2012 compensation and related expenses include a full year of payroll expense related to our India operations (acquired in November 2011) and to the employees hired in late 2011 to service policies acquired from HomeWise. As of December 31, 2012, we had 145 employees located at our headquarters in Tampa, Florida compared with 119 employees as of December 31, 2011. We also had 62 employees located in Noida, India at December 31, 2012 versus 68 at December 31, 2011.

Income Tax Expense for the years ended December 31, 2012 and 2011 were $19,423 and $6,441, respectively, for state, federal and foreign income taxes resulting in an effective tax rate of 39.2% for 2012 and 39.3% for 2011.

Ratios:

The loss ratio applicable to the year ended December 31, 2012 was 42.1% compared with 54.8% for the year ended December 31, 2011. Our loss ratio was positively impacted by a significant increase in our gross premiums earned during 2012 (see Gross Premiums Earned above).

The expense ratio applicable to the year ended December 31, 2012 was 29.9% compared with 33.1% for the year ended December 31, 2011. The decrease in our expense ratio is attributable to the significant increase in our gross premiums earned as we experienced an increase in other operating expenses during 2012 (see Other Operating Expenses above).

Our combined ratio for the year ended December 31, 2012 was 72.0% compared with 87.9% for the year ended December 31, 2011.

Our combined loss and expense ratio to gross premiums earned for the year ended December 31, 2012 was 48.6% compared with 53.9% for the year ended December 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Over the years, our liquidity requirements have been met through issuance of our common and preferred stock, debt offerings and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by insurance subsidiaries from premiums written and investment income. We may consider raising additional capital through debt and equity offerings to support our growth and future investment opportunities.

HCPCI requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss adjustment expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

We believe that we maintain sufficient liquidity to pay HCPCI’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums and interest, and also to fund operating expenses.

Common Stock

In 2012, we sold an aggregate of 1,840,000 shares of our common stock for net proceeds of $20,082 after underwriting commissions and offering expenses. See Note 15 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Preferred Stock

In 2011, a total of 1,247,700 shares of our Series A cumulative convertible preferred stock were sold for net proceeds of $11,307 after offering costs. See Note 15 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Senior Notes

In January 2013, we completed the sale of an aggregate of approximately $40,250 of our 8.00% Senior Notes due 2020. In December 2013, we completed the sale of an aggregate of $103,000 of our 3.875% senior convertible notes due 2019. See Note 10 — “Long-term debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 are summarized below.

Cash Flows for the Year ended December 31, 2013

Net cash provided by operating activities for the year ended December 31, 2013 was $55,472, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, reinsurance premiums and losses and loss adjustment expenses. Net cash used in investing activities of $90,040 was primarily due to the purchases of available-for-sale securities of $94,215, the purchase of $3,433 in property and equipment and the purchase of $565 in other investments offset by redemptions and repayments of fixed-maturity securities of $3,607, and the proceeds from sales of available-for-sale securities of $4,558. Net cash provided by financing activities totaled $97,752, which was primarily due to $143,250 from the issuance of long-term debt offset by $4,770 of related underwriting and issuance costs, $10,902 of cash dividend payments, and $30,886 of payments to repurchase common stock.

Cash Flows for the Year ended December 31, 2012

Net cash provided by operating activities for the year ended December 31, 2012 was $106,266, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities amounted to $1,211 and was primarily due to $8,157 used to complete our business acquisitions in 2012, $16,538 used for the purchases of fixed-maturity and equity securities, and $2,796 used for the purchases of property, equipment and other investments offset by $10,726 from the proceeds from sales of fixed-maturity and equity securities, $3,127 of proceeds from calls, repayments, and maturities of fixed-maturity securities and $12,427 from time deposit redemptions. Net cash provided by financing activities totaled $24,799, which was primarily due to $20,082 from the issuance of common stock, $12,152 related to the exercise of stock options and warrants and $1,161 excess tax benefit from stock options exercised offset by $8,561 in cash dividends paid.

Cash Flows for the Year ended December 31, 2011

Net cash provided by operating activities for the year ended December 31, 2011 was $56,033, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $16,951 was primarily due to $5,309 used for our business acquisitions completed in 2011, $3,349 used for the purchase of property and equipment, and $37,795 used for the purchases of fixed-maturity and equity securities offset by $26,569 from the proceeds from sales of fixed-maturity and equity securities, $1,327 from the proceeds from calls, repayments, maturities of fixed-maturity securities, and $1,606 from time deposit redemptions. Net cash provided by financing activities totaled $6,424, which was primarily due to $11,307 from the issuance of preferred stock and $829 related to the exercise of stock options offset by $3,825 in cash dividends paid and $1,887 used to repurchase our common shares.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At December 31, 2013, we had $129,800 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

With the exception of large national banks, it is our current practice not to maintain cash deposits of more than an aggregate of $5,500 in any one bank at any time. From time to time, we may have in excess of $5,500 of cash designated for investment and on deposit at a single national brokerage firm. In the future, we may alter our investment policy to include or increase investments in federal, state and municipal obligations, preferred and common equity securities, real estate and real estate mortgages. The types of investments held by HCPCI and HCA are limited by insurance law and regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2013:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$1,093	$114	$246	$272	$461
Service agreement (1)	197	21	44	49	83
Long-term debt obligations (2)	184,385	6,269	14,423	14,422	149,271

Total	$185,675	$6,404	$14,713	$14,743	$149,815

(1)	Represents the lease and maintenance service agreement for office space in Noida, India. Liabilities were converted from India Rupee to U.S. dollars using the December 31, 2013 exchange rate.
(2)	Amounts represent principal and interest payments over the life of the debts. See Note 10 — “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We believe our accounting policies specific to losses and loss adjustment expenses, reinsurance with retrospective provisions, deferred income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses. We establish Reserves for the estimated total unpaid costs of losses including LAE. Reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been incurred but not yet reported. Reserves established by us are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of our company’s liability based on the application of actuarial techniques and other projection methodology and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. Our exposure is impacted by both the risk characteristics of the physical locations where we write policies, such as hurricane and tropical storm-related risks, as well as risks associated with varying social, judicial and legislative characteristics in the states in which we operate. In determining loss reserves, we give careful consideration to all available data and actuarial analyses, and this process involves significant judgment.

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

We maintain IBNR Reserves to provide for claims that have been incurred but have not been reported and subsequent development on reported claims. The IBNR reserve is determined by estimating our insurance company’s ultimate net liability for both reported and unreported claims and then subtracting the case reserves and payments made to date for reported claims.

Loss Reserve Estimation Methods. We apply the following general methods in projecting loss and LAE reserves:

•	Reported loss development;

•	Paid loss development;

•	Loss ratio method; and

•	Average outstanding and open claims.

The results of the reserve calculations using these methods were similar, and therefore, we relied on an average of the four methods.

Description of Ultimate Loss Estimation Methods. The reported loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Because of our limited loss experience, we select loss development factors based on industry data found in current A.M. Best’s Aggregates and Averages – Property/Casualty – United States & Canada. We assume that our loss development patterns will be reasonably consistent with industry averages, and use the selected factors to assist in the projection of the ultimate losses.

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

Finally, we employ the average outstanding and open claims method. We segregate our claims according to when they were incurred and conduct a detailed review in order to estimate average future development of open claims and average projected loss on IBNR claims. We combine this estimate with our open claims in order to derive an estimate of expected unreported losses. Paid losses are added to this estimate in order to derive an estimate of ultimate losses. This method is based on the assumption that future unreported claims and the average severity of open claims and unreported claims can be reasonably estimated from the experience available.

While the property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and mold, and other uncertain or environmental exposures, we have not experienced significant losses from these types of claims.

Currently, our estimated ultimate liability is calculated monthly using these principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material, adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

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

Year Ended December 31, 2013
Change in Reserves	Reserves	Percentage change in equity, net of tax
-10.0%	39,317	1.66%
-7.5%	40,410	1.25%
-5.0%	41,502	0.83%
-2.5%	42,594	0.42%
Base	43,686	—
2.5%	44,778	-0.42%
5.0%	45,870	-0.83%
7.5%	46,962	-1.25%
10.0%	48,055	-1.66%

Economic Impact of Reinsurance Contracts with Retrospective Provisions. For the reinsurance treaty year June 1, 2013 through May 31, 2014, the total premium cost of the program to HCI is approximately $142,000 before broker fees. Certain of the reinsurance agreements include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. As a result, we expect to recognize net reinsurance premiums ceded of approximately $121,000 assuming no losses occur during that period. In accordance with generally accepted accounting principles, we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs.

There were no benefits recognized prior to 2013. For the year ended December 31, 2013, we have accrued a benefit of $8,815 and deferred recognition of $3,706 in ceded premiums for a total reduction in 2013 ceded premiums of $12,521 in connection with these agreements, an amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage retention limits provided under such agreements.

Income Taxes. We account for income taxes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), resulting in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Valuation allowances are provided against assets that are not likely to be realized, if any. We have elected to classify interest and penalties, if any, as income tax expense as permitted by current accounting standards.

Stock-Based Compensation. We account for our stock option and incentive plan under the fair value recognition provisions of U.S. GAAP, which requires the measurement, and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. We recognize stock-based compensation in the consolidated statements of income on a straight-line basis over the vesting period. We use the Black-Scholes option-pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate. For restricted stock awards with market-based conditions, we estimate their fair values by using a Monte Carlo simulation model, which requires for input the following variables: 1) expected dividends per share, 2) expected volatility, 3) risk-free interest rate, 4) estimated cost of capital, and 5) expected term of each award.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolios at December 31, 2013 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by investment companies and are overseen by the investment committee appointed by our board of directors.

Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government shutdown, as well as debt ceiling and spending cut debates in Washington may exacerbate these risks and potentially have adverse impacts on the securities markets as well as the value of our investment portfolios.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2013 (in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$94,968	$(17,183)	(15.32)%
200 basis point increase	100,694	(11,457)	(10.22)%
100 basis point increase	106,422	(5,729)	(5.11)%
100 basis point decrease	117,806	5,655	5.04%
200 basis point decrease	123,261	11,110	9.91%
300 basis point decrease	127,953	15,802	14.09%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2013 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$12,812	12	$13,187	12
AA1, AA2, AA3	22,583	20	22,857	20
A1, A2, A3	44,394	40	44,777	40
BBB1, BBB2, BBB3	27,131	25	27,480	25
BB1, BB2	3,818	3	3,850	3

Total	$110,738	100	$112,151	100

Equity Price Risk

Our equity investment portfolio at December 31, 2013 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds (“ETF”). We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at December 31, 2013 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$7,950	45
Energy	1,506	9
Consumer	1,042	6
Other (1)	522	2

	11,020	62

Mutual funds and ETF by type:
Debt	6,262	35
Equity	367	3

	6,629	38

Total	$17,649	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2013, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCI Group, Inc. and Subsidiaries as of December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Clearwater, Florida

March 12, 2014

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders

HCI Group, Inc. and Subsidiaries

We have audited HCI Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, HCI Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of HCI Group, Inc. and Subsidiaries as of and for the year ended December 31, 2013, and our report dated March 12, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Clearwater, Florida

March 12, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

HCI Group, Inc.

Tampa, Florida:

We have audited the accompanying consolidated balance sheet of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012, and the consolidated results of its operations, its comprehensive income and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 12, 2014

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,
	2013	2012
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $110,738 and $33,436, respectively)	$112,151	$35,953
Equity securities, available for sale, at fair value (cost: $17,248 and $8,756, respectively)	17,649	8,876
Other investments	16,228	16,087

Total investments	146,028	60,916
Cash and cash equivalents	293,398	230,214
Accrued interest and dividends receivable	1,133	375
Premiums receivable	14,674	10,642
Prepaid reinsurance premiums	28,066	9,112
Deferred policy acquisition costs	14,071	10,032
Property and equipment, net	13,132	10,853
Deferred income taxes, net	—	3,848
Other assets	15,814	2,296

Total assets	$526,316	$338,288

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$43,686	$41,168
Unearned premiums	171,907	154,249
Advance premiums	4,504	4,029
Assumed reinsurance balances payable	4,660	1,377
Accrued expenses	4,032	3,041
Dividends payable	19	42
Income taxes payable	543	8,813
Deferred income taxes, net	2,740	—
Long-term debt	126,932	—
Other liabilities	6,772	4,316

Total liabilities	365,795	217,035

Commitments and contingencies (Note 18)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 110,684 and 241,182 shares issued and outstanding in 2013 and 2012, respectively	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 10,939,268 and 10,877,537 shares issued and outstanding in 2013 and 2012, respectively)	—	—
Additional paid-in capital	48,966	63,875
Retained income	110,441	55,758
Accumulated other comprehensive income, net of taxes	1,114	1,620

Total stockholders’ equity	160,521	121,253

Total liabilities and stockholders’ equity	$526,316	$338,288

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue
Gross premiums earned	$337,113	$233,607	$143,606
Premiums ceded	(102,865)	(75,939)	(55,525)

Net premiums earned	234,248	157,668	88,081
Net investment income	1,469	980	2,061
Policy fee income	3,098	2,538	1,438
Net realized investment gains	80	276	290
Gain on bargain purchase	—	179	936
Other	2,193	1,424	1,003

Total revenue	241,088	163,065	93,809

Expenses
Losses and loss adjustment expenses	65,123	66,310	48,243
Policy acquisition and other underwriting expenses	31,619	25,930	18,129
Interest expense	3,607	—	—
Goodwill impairment loss	—	161	—
Other operating expenses	34,286	21,084	11,032

Total expenses	134,635	113,485	77,404

Income before income taxes	106,453	49,580	16,405
Income tax expense	40,891	19,423	6,441

Net income	$65,562	$30,157	$9,964
Preferred stock dividends	(104)	(322)	(815)

Income available to common stockholders	$65,458	$29,835	$9,149

Basic earnings per common share	$5.82	$3.45	$1.49

Diluted earnings per common share	$5.63	$3.02	$1.34

Dividends per common share	$0.95	$0.88	$0.53

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$65,562	$30,157	$9,964

Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments:
Unrealized (loss) gain arising during the period	(767)	2,571	674
Call and repayment losses charged to investment income	24	3	23
Reclassification adjustment for realized (loss) gain	(80)	(276)	(290)

Net change in unrealized (loss) gain	(823)	2,298	407
Deferred income taxes on above change	317	(886)	(157)

Total other comprehensive (loss) income, net of income taxes	(506)	1,412	250

Comprehensive income	$65,056	$31,569	$10,214

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2013

(Amounts in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity
Balance at December 31, 2012	241,182	$—	10,877,537	$—	$63,875	$55,758	$1,620	$121,253
Net income	—	—	—	—	—	65,562	—	65,562
Total other comprehensive loss, net of income taxes	—	—	—	—	—	—	(506)	(506)
Conversion of preferred stock to common stock	(130,498)	—	130,498	—	—	—	—	—
Issuance of restricted stock	—	—	612,000	—	—	—	—	—
Forfeiture of restricted stock	—	—	(29,670)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(28,346)	—	(963)	—	—	(963)
Repurchase of common stock under prepaid forward contract	—	—	(622,751)	—	(29,923)	—	—	(29,923)
Equity component on 3.875% convertible senior notes (net of offering costs of $557)	—	—	—	—	15,900	—	—	15,900
Deferred taxes on debt discount	—	—	—	—	(6,348)	—	—	(6,348)
Common stock dividends	—	—	—	—	—	(10,775)	—	(10,775)
Preferred stock dividends	—	—	—	—	—	(104)	—	(104)
Tax benefits on stock-based compensation	—	—	—	—	1,060	—	—	1,060
Stock-based compensation	—	—	—	—	5,365	—	—	5,365

Balance at December 31, 2013	110,684	$—	10,939,268	$—	$48,966	$110,441	$1,114	$160,521

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2012

(Amounts in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive, Net of	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Tax	Equity
Balance at December 31, 2011	1,247,700	$—	6,202,485	$—	$29,636	$33,986	$208	$63,830
Net income	—	—	—	—	—	30,157	—	30,157
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	1,412	1,412
Exercise of common stock options	—	—	340,000	—	283	—	—	283
Shares surrendered upon exercising common stock options	—	—	(72,592)	—	—	—	—	—
Exercise of common stock warrants	—	—	1,314,806	—	11,869	—	—	11,869
Excess tax benefit from stock options exercised	—	—	—	—	1,161	—	—	1,161
Conversion of preferred stock to common stock	(1,006,518)	—	1,006,518	—	—	—	—	—
Issuance of restricted stock	—	—	246,320	—	—	—	—	—
Issuance of common stock (net of offering costs of $220)	—	—	1,840,000	—	20,082	—	—	20,082
Common stock dividends	—	—	—	—	—	(8,063)	—	(8,063)
Preferred stock dividends	—	—	—	—	—	(322)	—	(322)
Stock-based compensation	—	—	—	—	844	—	—	844

Balance at December 31, 2012	241,182	$—	10,877,537	$—	$63,875	$55,758	$1,620	$121,253

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2011

(Amounts in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity
Balance at December 31, 2010	—	$—	6,205,396	$—	$18,606	$28,065	$(42)	$46,629
Net income	—	—	—	—	—	9,964	—	9,964
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	250	250
Proceeds from sale of preferred stock (net of offering costs of $1,170)	1,247,700	—	—	—	11,307	—	—	11,307
Exercise of common stock options	—	—	255,200	—	564	—	—	564
Shares surrendered upon exercising common stock options	—	—	(9,317)	—	—	—	—	—
Excess tax benefit from stock options exercised	—	—	—	—	265	—	—	265
Common stock dividends	—	—	—	—	—	(3,229)	—	(3,229)
Preferred stock dividends	—	—	—	—	—	(814)	—	(814)
Repurchase and retirement of common stock	—	—	(248,794)	—	(1,887)	—	—	(1,887)
Warrants issued in connection with assumption transaction	—	—	—	—	754	—	—	754
Stock-based compensation	—	—	—	—	27	—	—	27

Balance at December 31, 2011	1,247,700	$—	6,202,485	$—	$29,636	$33,986	$208	$63,830

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$65,562	$30,157	$9,964
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,365	844	27
Net amortization of discounts and premiums on investments in fixed-maturity securities	336	279	195
Depreciation and amortization	2,103	1,591	576
Deferred income tax expense (benefit)	557	(2,366)	(1,984)
Net realized investment gains	(80)	(276)	(290)
Gain on bargain purchase	—	(179)	(936)
Goodwill impairment loss	—	161	—
Loss on sale of other investment	20	—	—
Loss on disposal of other investment	6	—	—
Foreign currency remeasurement loss	69	23	—
Changes in operating assets and liabilities:
Premiums and reinsurance receivable	(4,032)	3,267	(8,061)
Advance premiums	475	1,897	1,018
Prepaid reinsurance premiums	(18,954)	5,057	3,618
Accrued interest and dividends receivable	(758)	33	(228)
Other assets	(9,728)	(803)	82
Assumed reinsurance balances payable	3,283	1,377	—
Deferred policy acquisition costs	(4,039)	2,289	(2,914)
Losses and loss adjustment expenses	2,518	13,744	5,278
Unearned premiums	17,658	45,572	43,643
Income taxes payable	(8,270)	3,857	4,646
Accrued expenses and other liabilities	3,381	(258)	1,399

Net cash provided by operating activities	55,472	106,266	56,033

Cash flows from investing activities:
Cash consideration paid for acquired business, net of cash acquired	—	(8,157)	(5,309)
Purchase of property and equipment, net	(3,433)	(1,196)	(3,144)
Purchase of other investments	(565)	(1,600)	(205)
Purchase of fixed-maturity securities	(82,907)	(10,128)	(31,170)
Purchase of equity securities	(11,308)	(6,410)	(6,625)
Proceeds from sales of fixed-maturity securities	1,749	8,991	24,904
Proceeds from calls, repayments and maturities of fixed-maturity securities	3,607	3,127	1,327
Proceeds from sales of equity securities	2,809	1,735	1,665
Proceeds from sales of property and equipment	1	—	—
Proceeds from sales of other investment	7	—	—
Time deposits, net	—	12,427	1,606

Net cash used in investing activities	(90,040)	(1,211)	(16,951)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	20,082	—
Net proceeds from the issuance of preferred stock	—	—	11,307
Proceeds from the exercise of common stock options	—	283	564
Proceeds from the exercise of common stock warrants	—	11,869	—
Proceeds from the issuance of long-term debt	143,250	—	—
Cash dividends paid	(10,902)	(8,561)	(3,825)
Repurchases of common stock	(30,886)	—	(1,887)
Debt issuance costs	(4,770)	(35)	—
Tax benefits on stock-based compensation	1,060	1,161	265

Net cash provided by financing activities	97,752	24,799	6,424

Effect of exchange rate changes on cash	—	5	—

Net increase in cash and cash equivalents	63,184	129,859	45,506
Cash and cash equivalents at beginning of year	230,214	100,355	54,849

Cash and cash equivalents at end of year	$293,398	$230,214	$100,355

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47,435	$16,710	$3,451

Cash paid for interest	$2,531	$—	$—

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(506)	$1,412	$250

Common stock warrants issued for outside services	$—	$—	$754

Conversion of Series A preferred stock to common stock	$1,170	$9,121	$—

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Note 1 — Nature of Operations

The accompanying consolidated financial statements of HCI Group, Inc. (“HCI” or the “Company”), formerly known as Homeowners Choice, Inc., include the accounts of HCI, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), HCI’s principal operating subsidiary, and certain other insurance and non-insurance subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Through its subsidiaries, the Company is primarily engaged in the property and casualty insurance business. HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products in the state of Florida. HCPCI’s operations are supported by the following HCI subsidiaries:

•	Homeowners Choice Managers, Inc. (“HCM”) – acts as managing general agent and provides marketing, underwriting, claims settlement, accounting and financial services to HCPCI;

•	Southern Administration, Inc. – provides policy administration services to HCPCI; and

•	Claddaugh Casualty Insurance Company, Ltd. – participates in the reinsurance program to HCPCI.

As part of geographical expansion into other states, Homeowners Choice Assurance Company, Inc. (“HCA”) was organized to enter the Alabama property and casualty insurance market. HCA was approved and licensed by the Alabama Department of Insurance in August 2013. HCA did not commence underwriting during 2013.

In addition, while not material to the consolidated financial statements, HCI has various subsidiaries primarily engaged in the businesses of owning and leasing real estate, operating marina facilities and one restaurant and developing software.

The Company reports its operations under one business segment.

The Company obtained a majority of its policies through participation in a “take-out program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. Policies were obtained in ten separate assumption transactions with Citizens that took place from July 2007 through November 2013. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens. The Company’s premium revenue since inception comes from these assumptions and one additional assumption from HomeWise Insurance Company (“HomeWise”) in November 2011 through which the Company acquired the Florida policies of HomeWise.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Material estimates that are particularly susceptible to significant change in the near term are primarily related to losses and loss adjustment expenses, reinsurance with retrospective provisions, deferred income taxes, and stock-based compensation expense.

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2013 and 2012, cash and cash equivalents consist of cash on deposit with financial institutions and securities brokerage firms and also includes a $300 statutory deposit held by the State of Florida for the benefit of all policyholders.

Investments. Investments consist of fixed-maturity and equity securities. Fixed-maturity securities include debt securities and redeemable preferred stock. Securities may be classified as either trading, held to maturity or available-for-sale. The Company’s available-for-sale securities are carried at fair value. Temporary changes in the fair value of available-for-sale securities are excluded from net investment income and reported in stockholders’ equity as a component of accumulated other comprehensive income, net of deferred income taxes. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out (FIFO) method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the estimated remaining term of the security. Gains and losses from call redemptions and repayments are charged to investment income.

The Company reviews all securities for other-than-temporary impairment (“OTTI”) on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary, the investment is written down to fair value and an impairment charge is recognized in income in the period in which the Company makes such determination. For a debt security that the Company does not

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component of the impairment is recognized in income, while the impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4 — “Investments”).

Other investments consist primarily of real estate and the related assets purchased for investment purposes (see Note 4 — “Investments” and Note 6 — “Business Acquisitions”). Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation, which is included in net investment income and allocated over the estimated useful life of the asset using the straight-line method of depreciation. Real estate is evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable.

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) primarily represent commissions paid to outside agents at the time of collection of the policy premium and premium taxes and are amortized over the life of the related policy in relation to the amount of gross premiums earned.

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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization, which is included in other operating expenses. Depreciation is calculated on a straight-line basis over the estimated useful lives as follows: building 39 years; computer hardware and software 3 years; office and furniture equipment 3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, long-lived assets will be recovered over the period of benefit.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Long-Term Debt. Long-term debt is generally classified as a liability and carried at amortized cost, net of any discount. At issuance, a debt instrument with embedded features such as conversion and redemption options is evaluated to determine whether bifurcation and derivative accounting is applicable. If such instrument is not subject to derivative accounting, it is further evaluated to determine if the Company is required to separately account for the liability and equity components.

To determine the carrying values of the liability and equity components at issuance, the Company measures the fair value of a similar liability, including any embedded features other than the conversion option, and assigns such value to the liability component. The liability component’s fair value is then subtracted from the initial proceeds to determine the carrying value of the debt instrument’s equity component, which is included in additional paid-in capital.

Any embedded feature other than the conversion option is evaluated at issuance to determine if it is probable that such embedded feature will be exercised. If the Company concludes that the exercisability of that embedded feature is not probable, the embedded feature is considered to be nonsubstantive and would not impact the initial measurement and expected life of the debt instrument’s liability component.

Transaction costs related to issuing a debt instrument that embodies both liability and equity components are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are recognized in other assets. Both debt discount and deferred debt issuance costs are amortized to interest expense over the expected life of the debt instrument using the effective interest method. Equity issuance costs are a reduction to the proceeds allocated to the equity component.

Prepaid Share Repurchase Forward Contract. A prepaid share repurchase forward contract is generally a contract that allows the Company to buy from the counterparty a specified number of common shares at a specific time at a given forward price. The Company entered into such a contract in December 2013 and evaluated the characteristics of the forward contract to determine whether it met the definition of a derivative financial instrument pursuant to U.S. GAAP. The Company determined the forward contract is an equity contract on the Company’s common shares requiring physical settlement in common shares of the Company. As such, the transaction is recognized as a component of stockholders’ equity with a charge to additional paid-in capital equal to the prepayment amount, which represents the cash paid to the counterparty. There will be no recognition in earnings for changes in fair value in subsequent periods.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Advance Premiums. Premium payments received prior to the policy effective date are recorded as advance premiums. Once the policy is in force, the premiums are recorded as described under “Premium Revenue” below.

Reinsurance. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions. Amounts recoverable from reinsurers would be estimated in a manner consistent with the applicable reinsurance contract(s). Reinsurance premiums and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of gross premiums earned. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers.

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

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies and is included in gross premiums earned. Unearned premiums represent the portion of the premium related to the unexpired policy term. The Company reviews its policy detail and establishes an allowance for any amount outstanding for more than 90 days. As of December 31, 2013 and 2012, there was no allowance required.

Policy Fees. Policy fees represent nonrefundable fees for insurance coverage, which are intended to reimburse a portion of the costs incurred to underwrite the policy. Effective October 1, 2013 on a prospective basis, policy fees are recognized ratably over the policy coverage period. Prior to October 1, 2013, the fees were recognized in income when the policy was written on the basis that the revenues were appropriately matched to the Company’s incremental direct costs related to policy underwriting.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Florida Insurance Guaranty Association Assessments. The Company may be assessed by the state guaranty association. The assessments are intended to be used for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written during or following the year of insolvency. Liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated. The Company is permitted by Florida statutes to recover the entire amount of assessments from in-force and future policyholders through policy surcharges. U.S. GAAP provides that the Company should record an asset based on the amount of written or obligated-to-write premiums and limited to the amounts recoverable over the life of the in-force policies.

Foreign Currency. The functional currency of the Company’s Indian subsidiary is the U.S. dollar. As such, the monetary assets and liabilities of this subsidiary are remeasured into U.S. dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are remeasured using historical rates. Expenses recorded in the local currency are remeasured at the prevailing exchange rate. Exchange gains and losses resulting from these remeasurements are included in other operating expenses.

Income Taxes. The Company files consolidated federal and state income tax returns and allocates taxes among its wholly-owned subsidiaries in accordance with a written tax-allocation agreement approved by the Company’s Board of Directors.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2013, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2013 and 2012. Fair values for securities are based on the framework for measuring fair value established by U.S. GAAP (see Note 5 — “Fair Value Measurements”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards is generally recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company’s restricted stock awards include service, market and performance conditions. As a result, restricted stock grants with market condition are expensed over the derived service period for each separately vesting tranche. For awards with performance conditions, the Company recognizes compensation expense over the requisite service period when it is probable that the performance condition will be achieved. Compensation expense related to all awards is included in other operating expense.

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted-average participating securities by the sum of total weighted-average common shares and participating securities (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. Potentially dilutive securities at December 31, 2013 consisted of stock options, the 7.0% Series A cumulative convertible preferred stock (see Note 15 — “Stockholders’ Equity”) and the 3.875% convertible senior notes (see Note 10 — “Long-term debt”).

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 3 — Recent Accounting Pronouncements

Accounting Standards Update No. 2013-02. In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for public entities for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Note 4 — Investments

The Company holds investments in fixed-maturity securities as well as equity securities, which are classified as available-for-sale. At December 31, 2013 and 2012, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2013
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$4,549	$37	$(22)	$4,564
Corporate bonds	25,139	484	(219)	25,404
Commercial mortgage-backed securities	10,929	499	(96)	11,332
State, municipalities, and political subdivisions	69,715	917	(181)	70,451
Redeemable preferred stock	406	5	(11)	400

Total	110,738	1,942	(529)	112,151
Equity securities	17,248	920	(519)	17,649

Total available-for-sale securities	$127,986	$2,862	$(1,048)	$129,800

As of December 31, 2012
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,359	$88	$—	$1,447
Corporate bonds	10,298	572	(10)	10,860
Commercial mortgage-backed securities	10,708	936	—	11,644
State, municipalities, and political subdivisions	10,152	914	—	11,066
Redeemable preferred stock	919	18	(1)	936

Total	33,436	2,528	(11)	35,953
Equity securities	8,756	303	(183)	8,876

Total available-for-sale securities	$42,192	$2,831	$(194)	$44,829

At December 31, 2013, fixed-maturity securities included $105 of U.S. Treasury securities, which represents a statutory deposit held in trust with the Treasurer of Alabama.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2013 and 2012 are as follows:

	December 31,
	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$2,366	$2,381	$1,258	$1,264
Due after one year through five years	24,829	25,145	8,387	8,728
Due after five years through ten years	59,083	59,582	8,045	8,612
Due after ten years	13,531	13,711	5,038	5,705
Commercial mortgage-backed securities	10,929	11,332	10,708	11,644

	$110,738	$112,151	$33,436	$35,953

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Year ended December 31, 2013
Fixed-maturity securities	$1,749	$92	$(4)

Equity securities	$2,809	$155	$(163)

Year ended December 31, 2012
Fixed-maturity securities	$8,991	$421	$(6)

Equity securities	$1,735	$91	$(230)

Year ended December 31, 2011
Fixed-maturity securities	$24,904	$545	$(96)

Equity securities*	$1,665	$121	$(280)

*	Amounts reported for the year ended December 31, 2011 include the gross realized gains and losses from equity option contracts. During the year ended December 31, 2011, the Company entered into equity contracts for exchange-traded call and put options to meet certain investment objectives. With respect to these option contracts, the Company received net proceeds of $89 and realized gains of $49 during the year ended December 31, 2011. Such gains are included in the realized investment gains in the Consolidated Statements of Income. There were no open option contracts at December 31, 2011 or in subsequent years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

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

Securities with gross unrealized loss positions at December 31, 2013 and 2012, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2013	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
U.S. treasury and U.S. government agencies	$(22)	$3,291	$—	$—	$(22)	$3,291
Corporate bonds	(212)	9,502	(7)	230	(219)	9,732
Commercial mortgage-backed securities	(96)	2,179	—	—	(96)	2,179
State, municipalities, and political subdivisions	(181)	20,233	—	—	(181)	20,233
Redeemable preferred stock	(11)	239	—	—	(11)	239

Total fixed-maturity securities	(522)	35,444	(7)	230	(529)	35,674
Equity securities	(273)	10,742	(246)	1,069	(519)	11,811

Total available-for-sale securities	$(795)	$46,186	$(253)	$1,299	$(1,048)	$47,485

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2012	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
Corporate bonds	$(2)	$444	$(8)	$981	$(10)	$1,425
Redeemable preferred stock	(1)	66	—	—	(1)	66

Total fixed-maturity securities	(3)	510	(8)	981	(11)	1,491
Equity securities	(136)	3,019	(47)	201	(183)	3,220

Total available-for-sale securities	$(139)	$3,529	$(55)	$1,182	$(194)	$4,711

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at December 31, 2013 and 2012.

Other Investments

Other investments consist primarily of the Company’s real estate portfolio and the related assets of the marina and restaurant facilities acquired in 2012 and 2011. Operating activities related to the Company’s real estate investments include leasing of office and retail space to tenants, wet and dry boat storage, a restaurant, and fuel services with respect to marina clients and recreational boaters.

Other investments consist of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Land	$11,299	$10,993
Land improvements	1,351	1,326
Building	3,022	2,869
Other	1,262	1,238

Total, at cost	16,934	16,426
Less: accumulated depreciation and amortization	(706)	(339)

Other investments	$16,228	$16,087

Depreciation and amortization expense for other investments was $388 and $279, respectively, for the years ended December 31, 2013 and 2012.

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Available-for-sale securities:
Fixed-maturity securities	$1,868	$1,464	$1,339
Equity securities	499	492	247
Investment expense	(210)	(150)	(92)
Time deposits	—	357	538
Other investments	(1,045)	(1,334)	(96)
Cash and cash equivalents	357	151	125

	$1,469	$980	$2,061

At December 31, 2013, $241,378 or 82.3% of the Company’s cash and cash equivalents were deposited at three national banks and included $22,252 in two custodial accounts. At December 31, 2012, deposits at two national banks totaled $208,890, representing 90.7% of the Company’s cash and cash equivalents and included $22,957 in two custodial accounts.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Note 5 — Fair Value Measurements

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

Level 3 – Inputs that are unobservable.

Cash and cash equivalents:

Cash and cash equivalents primarily consist of money-market funds. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

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

Long-term debt:

Long-term debt includes the Company’s 8% senior notes due 2020 and 3.875% convertible senior notes due 2019. The 8% senior notes were initially sold to the public in January 2013 and trade on the New York Stock Exchange. The estimated fair value of the 8% senior notes is based on the closing market price on December 31, 2013. The 3.875% convertible senior notes were sold in a private offering completed December 30, 2013. The fair value of the 3.875% convertible senior notes is estimated using a discounted cash flow method that relies on Level 3 inputs.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis:

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis and the estimated fair value of its long-term debt that is reflected in the financial statements at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2013
Financial Assets:
Cash and cash equivalents	$293,398	$—	$—	$293,398

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	3,520	1,044	—	4,564
Corporate bonds	24,476	928	—	25,404
Commercial mortgage-backed securities	—	11,332	—	11,332
State, municipalities, and political subdivisions	—	70,451	—	70,451
Redeemable preferred stock	400	—	—	400

Total fixed-maturity securities	28,396	83,755	—	112,151
Equity securities	17,649	—	—	17,649

Total available-for-sale securities	46,045	83,755	—	129,800

Total	$339,443	$83,755	$—	$423,198

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$43,390	$—	$43,390
3.875% Convertible senior notes	—	—	86,630	86,630

Total long-term debt	$—	$43,390	$86,630	$130,020

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2012
Financial Assets:
Cash and cash equivalents	$230,214	$—	$—	$230,214

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	583	864	—	1,447
Corporate bonds	10,860	—	—	10,860
Commercial mortgage-backed securities	—	11,644	—	11,644
State, municipalities, and political subdivisions	11,066	—	—	11,066
Redeemable preferred stock	936	—	—	936

Total fixed-maturity securities	23,445	12,508	—	35,953
Equity securities	8,876	—	—	8,876

Total available-for-sale securities	32,321	12,508	—	44,829

Total	$262,535	$12,508	$—	$275,043

During the second quarter of 2013, the Company analyzed its investment portfolio and determined the municipal bonds, which were previously classified as Level 1, should be classified as Level 2 based on the inputs used to measure fair value and the level of market activity in those instruments. As such, transfers into Level 2 from Level 1 were $10,684 during the year ended December 31, 2013. In addition, $11,066 related to municipal bonds included in the table related to December 31, 2012 was transferred from Level 1 to Level 2. There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2012.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Nonrecurring Basis:

The Company used a discounted cash flow method, which relies on Level 3 inputs in valuing goodwill at November 30, 2012. The Company did not identify the existence of goodwill and, as a result, goodwill was eliminated resulting in an impairment loss of $161 for the year ended December 31, 2012.

With respect to the Company’s business acquisition completed in 2012 (see Note 6 — “Business Acquisitions”), all assets acquired, aside from cash which was valued based on Level 1 measurements, and liabilities assumed were valued based on Level 3 measurements. Property, plant and equipment acquired in April 2012 was valued based on an external appraisal using the sales comparison approach and other unobservable inputs. The carrying amounts of all other acquired assets and assumed liabilities approximated their fair values at the acquisition date.

Note 6 — Business Acquisitions

Effective April 2, 2012, the Company, through its subsidiary, Greenleaf Capital LLP (formerly known as HCI Holdings LLC), acquired the assets and operations of John’s Pass Marina, Inc. and Rice Family Holdings LLLP. The real estate consists primarily of ten acres of waterfront property and land improvements, which include a waterfront restaurant and a marina facility purchased for approximately $8,157. Operating activities at acquisition include the restaurant as well as wet boat storage and fuel services with respect to marina clients and recreational boaters. The Treasure Island, Florida real estate and operations were acquired to further strengthen and diversify the Company’s investment portfolio.

The fair value of the net assets acquired was approximately $8,285, which exceeded the $8,157 purchase price. As a result, the Company recognized a gain on bargain purchase in the amount of $179 ($119 net of tax), which is included in operations for the year ended December 31, 2012. The following table summarizes the Company’s preliminary allocation of the net consideration paid to the fair value of the assets acquired, identifiable intangible assets acquired and liabilities assumed at April 2, 2012:

Property, plant and equipment	$8,280
Other assets	56
Cash	9
Deferred tax liability	(60)

Fair value of net assets acquired	8,285
Gain on bargain purchase, net of tax of $60	(119)

Cash consideration paid	$8,166

For the year ended December 31, 2012, the effect of the acquisition was not material to the Company’s consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented. The acquired assets are included in other investments of the consolidated balance sheet. For the year ended December 31, 2012, the acquired business contributed approximately $4,553 in revenues and $698 of net loss inclusive of the net gain on bargain purchase.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Note 7 — Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2013	2012
Beginning balance	$10,032	$12,321
Policy acquisition costs deferred	31,097	15,984
Amortization	(27,058)	(18,273)

Ending balance	$14,071	$10,032

Effective January 1, 2012, the Company adopted, on a prospective basis, the accounting standards update related to DAC. As such, the Company recognized additional amortization expense of $1,210 with a corresponding decrease in deferred acquisition costs as of the date of adoption. This one-time adjustment reduced our net income for the year ended December 31, 2012 by approximately $741, or $0.08 earnings per diluted common share. In addition, certain direct marketing, compensation, and other administrative costs are no longer deferred. Rather, such costs are expensed as incurred beginning January 1, 2012.

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2013, 2012 and 2011 was $27,058, $18,273, and $19,450, respectively.

Note 8 — Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2013	2012
Land	$1,642	$1,241
Building	7,596	5,955
Computer hardware and software	1,486	1,089
Office furniture and equipment	1,407	1,131
Tenant and leasehold improvements	3,093	2,767
Other	629	251

Total, at cost	15,853	12,434
Less: accumulated depreciation and amortization	(2,721)	(1,581)

Property and equipment, net	$13,132	$10,853

On February 28, 2013, the Company purchased real estate in Ocala, Florida for a total purchase price of $2,002. At acquisition, the real estate consisted of 1.6 acres of land and a vacant office building with rentable area of approximately 16,000 square feet. The facility is currently used by the Company’s insurance operations and, also, as an alternative location in the event a catastrophic event impacts the Company’s home office and other support operations.

Depreciation and amortization expense under property and equipment was $1,151, $848 and $466, respectively, for the years ended December 31, 2013, 2012 and 2011.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Note 9 — Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2013	2012
Benefits receivable related to retrospective reinsurance contracts	$8,815	$—
Deferred costs related to retrospective reinsurance contracts	194	—
Deferred offering costs on senior notes issued in 2013	4,305	127
Prepaid expenses	771	582
Guarantee fund assessment recoverable	—	482
Other	1,729	1,105

Total other assets	$15,814	$2,296

Other assets include a $757 receivable related to the settlement of a 2009 revenue sharing agreement. The full settlement amount was received in January 2014.

Note 10 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2013	2012
8% Senior Notes, due January 30, 2020	$40,250	$—
3.875% Convertible Senior Notes, due March 15, 2019*	86,682	—

Total long-term debt	$126,932	$—

*	net carrying value

8% Senior Notes

On January 17, 2013, the Company completed the sale of unsecured senior notes in a public offering for an aggregate principal amount of $35,000. In addition, effective January 25, 2013, the Company received an aggregate principal amount of $5,250 pursuant to the underwriters’ exercise of the over-allotment option. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended (Registration Statement No. 333-185228) and the prospectus supplement dated January 10, 2013. The combined net proceeds were $38,690 after underwriting and issuance costs of approximately $1,560, $1,525 of which was paid during the year ended December 31, 2013. The notes will mature on January 30, 2020 and bear interest at a fixed annual rate of 8% payable quarterly on January 30, April 30, July 30 and October 30, commencing on April 30, 2013. The notes may be redeemed, in whole or in part, at any time on and after January 30, 2016 upon not less than 30 or more than 60 days’ notice. The redemption price will be equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Additionally, the Company may, at any time, repurchase the senior notes at any price in the open market and may hold, resell or surrender the notes for cancellation.

The senior notes rank on parity with all of the Company’s other existing and future senior unsecured obligations. In addition, to the extent the senior notes are unsecured, they also rank junior in right of payment to any secured debt that the Company may have outstanding to the extent of the value of the assets securing such debt.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

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

Interest expense with respect to the senior notes was approximately $3,228 for the year ended December 31, 2013 and included amortization of debt issuance costs of approximately $159. The effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 8.7%.

3.875% Convertible Senior Notes

On December 11, 2013, the Company issued 3.875% Convertible Senior Notes (the “Convertible Notes”) in a private offering for an aggregate principal amount of $100,000. In addition, pursuant to the over-allotment option exercised by the underwriters, the Company received an aggregate principal amount of $3,000 on December 30, 2013. The aggregate net proceeds of the Convertible Notes were $99,514, after $3,486 in related issuance and transaction costs of which $3,245 had been paid as of December 31, 2013. The Convertible Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. The Convertible Notes bear interest at a rate of 3.875% per year, payable semiannually in arrears on March 15 and September 15 of each year. The Convertible Notes will mature on March 15, 2019 unless repurchased or converted prior to such date. The Company may not redeem the Convertible Notes prior to maturity unless requested by the note holders under certain events specified in the indenture.

The Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Convertible Notes provide no protection to the note holders in the event of a fundamental change or other corporate transaction involving the Company except those described in the indenture to the Convertible Notes. The Convertible Notes do not require a sinking fund to be established for the purpose of redemption.

In conjunction with the issuance of the Convertible Notes, the Company entered into a prepaid stock repurchase forward contract and used $29,923 of the net proceeds from the Convertible Notes offering to repurchase the Company’s common stock. See Note 15 — “Stockholders’ Equity” for the effect of the repurchase forward contract on earnings per share.

For the year ended December 31, 2013, interest expense applicable to the Convertible Notes included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $379, the amount of which included non-cash interest expense of $164. The effective interest rate, taking into account both cash and non-cash components, approximates 8.3%. As of December 31, 2013, the remaining amortization period of the debt discount was expected to be 5.2 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

The following table summarizes information regarding the equity and liability components of the Convertible Notes:

	December 31,
	2013	2012
Principal amount	$103,000	$—
Unamortized discount	(16,318)	—

Liability component – net carrying value	$86,682	$—

Equity component – conversion, net of offering costs	$15,900	$—

Embedded Conversion Feature

Each $1 of principal of the Convertible Notes will initially be convertible into 16.0090 shares of common stock, which is the equivalent of approximately $62.47 per share, subject to adjustment upon the occurrence of specified events but will not be adjusted for any accrued and unpaid interest. The note holders may convert all or a portion of their Convertible Notes during specified periods as follows: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any ten consecutive trading-day period in which the trading price per $1 principal amount of the Convertible Notes is less than 98% of the product of the last reported sale price and the conversion rate on each such trading day; (3) if specified corporate events, including a change in control, occur; or (4) at any time on or after January 1, 2019.

The note holders who elect to convert their Convertible Notes in connection with a fundamental change as described in the indenture will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2013, none of the conditions allowing the note holders to convert had been met.

The Company determined that the embedded conversion feature is not a derivative financial instrument but rather is required to be separately accounted for in equity because the Company may elect to settle the conversion option entirely or partially in cash. At issuance, the Company accounted for the equity component of the embedded conversion feature, which amounted to $16,457, as a reduction in the carrying amount of the debt and an increase in additional paid-in capital. The increase in additional paid-in capital was offset in part by $557 in related transaction costs.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Embedded Redemption Feature

The note holders also have the right to require the Company to repurchase for cash all or any portion of the Convertible Notes at par prior to the maturity date should any of the fundamental change events described in the indenture occur. The Company concluded that the embedded redemption feature is not a derivative financial instrument and that it is not probable at issuance that any of the specified fundamental change events will occur. Therefore, the embedded redemption feature is not substantive and will not affect the expected life of the liability component.

Note 11 — Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of the reinsurers are unable to meet their obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration maximum projected losses and reinsurance market conditions.

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows:

	Years Ended December 31,
	2013	2012	2011
Premiums Written:
Direct	$315,695	$205,839	$125,145
Assumed	39,076	73,340	62,104

Gross written	354,771	279,179	187,249
Ceded	(102,865)	(75,939)	(55,525)

Net premiums written	$251,906	$203,240	$131,724

Premiums Earned:
Direct	$273,037	$168,937	$119,756
Assumed	64,076	64,670	23,850

Gross earned	337,113	233,607	143,606
Ceded	(102,865)	(75,939)	(55,525)

Net premiums earned	$234,248	$157,668	$88,081

During the years ended December 31, 2013, 2012 and 2011, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. Prepaid reinsurance premiums related to 27 reinsurers at December 31, 2013 and 31 reinsurers at December 31, 2012, respectively. There were no amounts receivable with respect to reinsurers at December 31, 2013 and 2012. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of December 31, 2013 and 2012. The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2013, 2012 and 2011 were 27.4%, 41.0%, and 27.1%, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. As a result, the Company’s reported revenue for the year ended December 31, 2013 includes a net reduction in ceded premiums of $12,521 comprised of various components of these adjustments, with $9,009 and $3,512 included in other assets and prepaid reinsurance premiums, respectively. See “Reinsurance” under Note 2 — “Summary of Significant Accounting Policies.”

Note 12 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$41,168	$27,424	$22,146

Incurred related to:
Current year	67,579	66,425	43,613
Prior years	(2,456)	(115)	4,630

Total incurred	65,123	66,310	48,243

Paid related to:
Current year	(40,240)	(36,914)	(26,132)
Prior years	(22,365)	(15,652)	(16,833)

Total paid	(62,605)	(52,566)	(42,965)

Balance, end of year	$43,686	$41,168	$27,424

The significant increase in the Company’s liability for unpaid losses and LAE from 2011 to 2012 is primarily due to the increase in policy base as a result of the HomeWise assumption in November 2011 and the Citizens assumption in November 2012.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the year ended December 31, 2013, the Company experienced favorable development of $2,456 with respect to its net unpaid losses and loss adjustment expenses established for the year ended December 31, 2012. Factors attributable to this favorable development include a lower severity of claims and reduced frequency of reported claims.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

The Company writes insurance in the state of Florida, which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s yearly results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

Note 13 — Income Taxes

A summary of income tax expense is as follows:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$34,372	$18,484	$7,220
State	5,844	3,168	1,196
Foreign	118	137	9

Total current taxes	40,334	21,789	8,425

Deferred:
Federal	514	(1,986)	(1,715)
State	43	(380)	(269)

Total deferred taxes	557	(2,366)	(1,984)

Income tax expense	$40,891	$19,423	$6,441

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$37,258	35.0	$17,353	35.0	$5,785	35.0
Increase (decrease) in income taxes resulting from :
State income taxes, net of federal tax benefits	3,802	3.6	1,799	3.6	599	3.6
Other	(169)	(0.2)	271	0.6	57	0.7

Income tax expense	$40,891	38.4	$19,423	39.2	$6,441	39.3

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax years ending December 31, 2012, 2011, and 2010 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify, if any, interest and penalties arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no such interest or penalties during the three years ended December 31, 2013. In January 2014, the Company received notice from the Internal Revenue Service with respect to an examination of the Company’s 2011 federal income tax return. The examination commenced in the first quarter of 2014. In February 2014, the Company received notice from the Florida Department of Revenue with respect to an examination of the Company’s 2010, 2011 and 2012 state income tax returns. The examination commenced in the first quarter of 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred income tax (liabilities) assets are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Unearned premiums	$8,829	$9,149
Losses and loss adjustment expenses	885	1,116
Organizational costs	95	106
Stock-based compensation	2,026	394
Accrued expenses	163	40
Deferred expenses	—	72
Unearned revenue	52	—
Bad debt reserve	5	—

Total deferred tax assets	12,055	10,877

Deferred tax liabilities:
Property and equipment	(1,748)	(1,519)
Deferred policy acquisition costs	(5,600)	(4,027)
Unrealized net gain on securities available-for-sale	(700)	(1,017)
Basis difference related to convertible senior notes	(6,295)	—
Prepaid expenses	(296)	(225)
Unearned brokerage income	—	(105)
Other	(156)	(136)

Total deferred tax liabilities	(14,795)	(7,029)

Net deferred tax (liabilities) assets	$(2,740)	$3,848

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the deferred tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. As a result, the Company did not have a valuation allowance established as of December 31, 2013 or 2012.

Note 14 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2013
Net income	$65,562
Less: Preferred stock dividends	(104)
Less: Income attributable to participating securities	(3,213)

Basic Earnings Per Share:
Income allocated to common stockholders	62,245	10,691	$5.82

Effect of Dilutive Securities:
Stock options	—	163
Convertible preferred stock	104	178
Convertible senior notes	237	90

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$62,586	11,122	$5.63

Year Ended December 31, 2012
Net income	$30,157
Less: Preferred stock dividends	(322)
Less: Income attributable to participating securities	(488)

Basic Earnings Per Share:
Income available to common stockholders	29,347	8,497	$3.45

Effect of Dilutive Securities:
Stock options	—	220
Convertible preferred stock	322	655
Warrants	—	441

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$29,669	9,813	$3.02

Year Ended December 31, 2011
Net income	$9,964
Less: Preferred stock dividends	(815)

Basic Earnings Per Share:
Income available to common stockholders	9,149	6,132	$1.49

Effect of Dilutive Securities:
Stock options	—	352
Convertible preferred stock	815	961

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$9,964	7,445	$1.34

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

For the year ended December 31, 2011, 2,738,335 warrants to purchase 1,405,001 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of $9.10 exceeded the average market price of the Company’s common stock. On September 26, 2012, the Company’s Board of Directors fixed October 27, 2012 as the cancellation date for the IPO warrants. As such, the record holders of the IPO warrants had no further rights under the warrants on and after October 27, 2012.

Note 15 — Stockholders’ Equity

Common Stock

In April 2012, the Company completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 1,840,000 shares of its common stock at $11.75 per share. The offering resulted in aggregate gross proceeds to the Company of $21,620 and net proceeds of approximately $20,082 after underwriting commissions and offering expenses.

Series B Junior Participating Preferred Share Purchase Right

On October 17, 2013, the Company’s Board of Directors declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of its common stock to shareholders of record at the close of business on November 15, 2013. Each Right entitles the common shareholder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $125.00 per one one-hundredth of such preferred share, subject to adjustment for certain events. The Right is intended to prevent any unsolicited takeover attempt that is unfair and unfavorable to the Company’s shareholders. The Right will not interfere with any merger approved by the Company’s Board of Directors.

The Right will not be exercisable until ten days following a public announcement that a person or group has acquired beneficial ownership of 10% or more of the Company’s common stock or until ten business days after a person or group begins a tender or exchange offer that would result in beneficial ownership of 10% or more of the Company’s common stock. The Right may be redeemed or exchanged by the Company for $0.001 per Right at any time until the Right’s expiration date on October 18, 2018.

Prepaid Share Repurchase Forward Contract

Effective December 11, 2013, in conjunction with the issuance of the Convertible Notes, the Company entered into a prepaid share repurchase forward contract (the “forward contract”) with Deutsche Bank AG, London Branch (the “forward counterparty”). Pursuant to the forward contract, the Company prepaid $29,923 of the net proceeds of the offering to repurchase 622,751 shares of the Company’s common stock under which the shares will be delivered over a settlement period in 2019. The forward contract is subject to early settlement, in whole or in part, at any time prior to the final settlement date at the option of the forward counterparty, as well as early settlement or settlement with alternative consideration in the event of certain corporate transactions. In the event the Company pays any cash dividends on its common shares, the forward counterparty will pay an equivalent amount to the Company. The shares to be purchased under the prepaid forward contract will be treated as retired as of the effective date of the forward contract, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders votes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

The Company determined that the forward contract does not meet the characteristic of a derivative instrument and, as such, the transaction resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share.

Common Stock Warrants

On September 26, 2012, the Company’s Board of Directors fixed October 27, 2012 as the cancellation date for the warrants that were issued in 2008 in connection with the Company’s initial public offering (“IPO”). As such, the record holders of the IPO warrants had no further rights under the warrants on and after October 27, 2012.

Effective December 31, 2012, 500,000 shares of common stock were issued upon the exercise of 1,000,000 warrants that were issued in 2011 in connection with the HomeWise assumption transaction. The fair value of the warrants issued in 2011 was estimated on the date of issuance using the following assumptions and the Black-Scholes option pricing model:

Expected dividend yield	5.0%
Expected volatility	52%
Risk-free interest rate	0.23%
Expected life (in years)	1.75
Per share grant date fair value of warrants issued	$0.754

The $754 aggregate value of the warrants was deferred and amortized over the expected policy term of the policies assumed in the transaction. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $241, $463, and $50 of expense, respectively, which is included in other operating expenses.

As of December 31, 2012, there were no warrants outstanding.

Preferred Stock

Series A Cumulative Convertible Preferred Stock (“Series A Preferred”)

As of December 31, 2013, 110,684 shares of Series A Preferred remain outstanding. Dividends on the Series A Preferred are cumulative and accrue on the last day of each month, at an annual rate of 7.0% of the $10 liquidation preference per share, equivalent to a fixed annual amount of $0.70 per share. Accrued but unpaid dividends accumulate and earn additional dividends at 7.0%, compounded monthly.

Shareholders of Series A Preferred may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of one share of common stock for each share of Series A Preferred, which is equivalent to an initial conversion price of $10 per share; provided, however, that the Company may terminate this conversion right on or after

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

March 31, 2014, if for at least twenty trading days within any period of thirty consecutive trading days, the market price of the Company’s common stock exceeds the conversion price of the Series A Preferred by more than 20% and the Company’s common stock is then traded on specified exchange markets. Under certain circumstances, the Company will be required to adjust the conversion rate. The initial conversion price of $10 per share is subject to proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends, or similar changes with respect to the Company’s common stock. On February 4, 2014, the Company announced its Board of Directors fixed April 1, 2014 as the cancellation date for the conversion rights on its 7% Series A Preferred. As such, the record holders of the Series A Preferred will no longer have conversion rights on and after April 1, 2014.

During the years ended December 31, 2013 and 2012, holders of 130,498 and 1,006,518 shares of Series A Preferred converted their Series A Preferred shares to 130,498 and 1,006,518 shares of common stock, respectively.

Shareholders of the Company’s Series A Preferred at the close of business on the record date will be entitled to receive the dividends payable on their Series A Preferred shares on the corresponding dividend payment date notwithstanding the conversion of such Series A Preferred shares before the dividend payment date. The Series A Preferred terms include a provision requiring such shareholders to pay an amount equal to the amount of the dividend payable. That requirement has been permanently waived by the Company.

Holders of the Series A Preferred shares generally have no voting rights, except under limited circumstances, and holders are entitled to receive cumulative preferential dividends when and as declared by the Company’s Board of Directors.

On December 24, 2013, the Company’s Board of Directors declared a cash dividend on its Series A Preferred shares in the amount of $0.05833 per share for each of the months of December 2013, January 2014, and February 2014. The December 2013 dividend was paid on January 27, 2014 to shareholders of record at the close of business on January 2, 2014. The January 2014 dividend was paid on February 27, 2014 to shareholders of record at the close of business on February 3, 2014. The February 2014 dividend is payable on March 27, 2014 to shareholders of record at the close of business on March 3, 2014.

Series B Junior Participating Preferred Stock (“Series B Preferred”)

On October 17, 2013, in connection with the declaration of the Right dividends, the Company’s Board of Directors established and fixed the rights and preferences of the Series B Preferred. Of the authorized shares, the Company designated 400,000 shares as Series B Preferred. Each Series B Preferred will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per common share of the Company. In the event of liquidation, the holders of the Series B Preferred will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per common share. Each Series B Preferred will have 100 votes per share, voting together as one class on all matters submitted to a vote of shareholders of the Company. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each Series B Preferred will be entitled to receive 100 times the amount received per common share. The aforementioned rights of Series B Preferred are protected by customary anti-dilution provisions. As of December 31, 2013, there were no Series B Preferred issued or outstanding.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Undesignated Preferred Stock

The Company is authorized to issue up to an additional 18,100,000 shares of preferred stock, no par value. The authorized but unissued and undesignated preferred stock may be issued in one or more series and the shares of each series shall have such rights as determined by the Company’s Board of Directors subject to the rights of the holders of the Series A Preferred and Series B Preferred.

Note 16 — Stock-Based Compensation

Incentive Plan

The Company has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan (“2007 Plan”) and its 2012 Omnibus Incentive Plan (the “2012 Plan”) which are collectively called “the Incentive Plan.” The Company terminated the 2007 Plan in 2012 and thus there were no shares available for future grant under the 2007 Plan. With respect to the Incentive Plan which permits the granting of stock-based awards to employees, directors, consultants, and advisors of the Company, the aggregate number of shares of common stock reserved and available for issuance is 5,000,000. At December 31, 2013, there were 4,344,350 shares available for grant under the Incentive Plan.

Stock Options

Stock options granted and outstanding under the Incentive Plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	870,000	$2.71	6.5 years	$4,675
Issued	30,000	$6.30
Forfeited	(24,800)	$2.50
Exercised	(255,200)	$2.50

Outstanding at December 31, 2011	620,000	$2.97	5.7 years	$3,122

Exercised	(340,000)	$3.03

Outstanding at December 31, 2012	280,000	$2.91	4.9 years	$5,007

Outstanding at December 31, 2013	280,000	$2.91	3.9 years	$14,166

Exercisable at December 31, 2013	270,000	$2.78	3.8 years	$13,694

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

The following table summarizes information about options exercised, and the fair value of vested options for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Options exercised	—	340,000	255,200
Intrinsic value of exercised options	—	$3,648	$1,184
Tax benefits realized	—	$1,161	$265
Fair value of vested options	$17	$22	$76

During the year ended December 31, 2012, a total of 340,000 options were exercised of which 227,003 options were net settled by surrender of 72,592 shares. During the year ended December 31, 2011, a total of 255,200 options were exercised, which includes 30,000 options exercised and net settled by surrender of 9,317 shares. Compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 totaled approximately $19, $68 and $27, respectively, and is included in other operating expenses. At December 31, 2013 and 2012, there was approximately $6 and $25, respectively, of unrecognized compensation expense related to nonvested stock options granted under the plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of 4 months. Deferred tax benefits related to stock options for the years ended December 31, 2013, 2012 and 2011 were immaterial.

No options were granted during the years ended December 31, 2013 and 2012. In 2011, 30,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option-pricing model:

Expected dividend yield	6.3%
Expected volatility	53.3%
Risk-free interest rate	0.97%
Expected life (in years)	5.00

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only performance or service-based conditions is based on the value of the Company’s stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2013 and 2012 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	—	—
Granted	246,320	$14.54

Nonvested at December 31, 2012	246,320	$14.54

Granted	612,000	$27.36
Vested	(93,000)
Forfeited	(29,670)

Nonvested at December 31, 2013	735,650	$25.48

The Company recognized compensation expense, which is included in other operating expenses, of $5,346 and $776, respectively, for the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, there was approximately $13,757 and $2,805, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 27 months. The following table summarizes information about deferred tax benefits recognized related to restricted stock awards and the fair value of vested restricted stock for the years ended December 31, 2013 and 2012.

	2013	2012
Deferred tax benefits recognized	$2,062	$299
Fair value of vested restricted stock	$1,133	$—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

For the year ended December 31, 2013, the Company realized tax benefits of approximately $277 related to cash dividends paid on restricted stock. The following presents assumptions used in a Monte Carlo simulation model to determine the fair value of the awards with market-based conditions:

	2013	2012
Expected dividends per share	$0.90	$0.80
Expected volatility	41.5 – 51.6%	36.7 – 50.0%
Risk-free interest rate	0.0 – 1.9%	0.1 – 1.2%
Estimated cost of capital	9.3 – 10.3%	11.9 – 12.1%
Expected life (in years)	4.00 – 6.00	6.00

Note 17 — Employee Benefit Plan

Effective July 1, 2013, the Company implemented a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The company matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the year ended December 31, 2013, the Company contributed approximately $183 in matching contributions, which is included in other operating expenses. There was no discretionary profit sharing contribution in 2013.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. As of December 31, 2013, the amount accrued under the gratuity plan was $6. In addition, the Company provides matching contributions with respect to two defined contribution plans; the Provident Fund and the Employees State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $7 for the year ended December 31, 2013. No expense was recognized for any benefit plan in India for the years ended December 31, 2012 and 2011.

Note 18 — Commitments and Contingencies

Lease Commitments

The Company currently leases 15,000 square feet of office space in Noida, India. The lease has an initial term of nine years commencing January 15, 2013 with monthly rental payments of approximately $10 plus applicable service tax for the first year. Thereafter the monthly rental payment will increase by five percent every year. The Company is entitled to terminate the lease 36 months after the commencement date by providing 3 months’ written notice to the landlord.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Provided the lease is not early terminated, minimum future rental payments under operating leases after December 31, 2013 are as follows:

Year	Amount
2014	$114
2015	120
2016	126
2017	133
2018	139
Thereafter	461

Total minimum future payments	$1,093

Rental expense under all facility leases was $248, $527 and $239, respectively, during the years ended December 31, 2013, 2012 and 2011. Expense in 2012 and 2011 include amounts related to the Company’s former corporate headquarters.

Service Agreement

In connection with the lease for new office space in India as described in the lease commitments above, the Company signed a long-term contract with the landlord to receive maintenance and facility services. The agreement has the same initial term of nine years with monthly payments of approximately $2 plus applicable service tax for the first year. Thereafter the monthly payment will increase by five percent every year. The Company is also entitled to terminate the agreement 36 months after the commencement date by providing 3 months’ written notice to the landlord.

Provided the agreement is not early terminated, minimum future payments under the service agreement after December 31, 2013 are as follows:

Year	Amount
2014	$21
2015	21
2016	23
2017	24
2018	25
Thereafter	83

Total minimum future payments	$197

Rental Income

The Company owns real estate that consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by the Company and its subsidiaries. In addition, the Company leases space to non-affiliates.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Expected annual rental income due under non-cancellable operating leases for all properties and other investments owned at December 31, 2013 are as follows:

Year	Amount
2014	$894
2015	618
2016	307
2017	27

Total	$1,846

Regulatory Assessments

a) Regular Insurance Assessments and Surcharges

As a direct premium writer in the state of Florida, the Company is subject to mandatory assessments by Citizens and the Florida Hurricane Catastrophe Fund (“FHCF”). These assessments are paid based on a percentage of the Company’s direct written premium by line of business. For the years ended December 31, 2013, 2012 and 2011, HCPCI paid assessments to FHCF amounting to $4,103, $2,517 and $1,592, respectively. Additionally, HCPCI paid assessments to Citizens of $3,156, $1,936 and $1,604, respectively, for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the Company’s other liabilities included $341 and $444 payable to Citizens and FHCF, respectively. These assessments are recorded as a surcharge in premium billings to insureds. As of December 31, 2013, 2012 and 2011, the surcharge rates in effect for FHCF and Citizens were 1.3% and 1.0%, respectively, for each of these years.

b) Guaranty Fund

The Florida Insurance Guaranty Association may assess the Company to provide for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written as of the end of the prior year in which the assessment is levied. Although the Company is permitted by Florida statutes to recover the entire amount of assessments from existing and future policyholders through policy surcharges, liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated. During 2012, the Company paid $1,139 of guaranty fund assessments, $482 of which was recognized as an asset recoverable from policyholders. The balance of $657 was charged to expense in 2012. As approved by the Florida Office of Insurance Regulation, the Company had recovered a total of $1,030 during 2013, $434 of which was credited to the asset recoverable from policyholders. The amount recovered in excess of $434 reduced the Company’s 2013 policy acquisition and other underwriting expenses and was offset by a $48 expense for the amount unrecovered from policyholders. At December 31, 2013, the Company has no liability related to guaranty fund assessments.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Environmental Matters

In connection with the acquisition of one of the Company’s properties located in Pinellas County, Florida, the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. At acquisition, the Company recorded a liability of $150 with respect to the planned remedial action. Such liability was determined based on reasonably estimable costs of completing the actions defined in the work plan. As of December 31, 2013, a total of $117 has been expended with respect to the site assessment and remediation and the remaining $33 accrued at acquisition is included in other liabilities in the accompanying consolidated balance sheets. Even with the Company’s best effort in estimating the costs, it is possible that additional testing and additional environmental monitoring and remediation will be required as part of the Company’s ongoing discussions with the Florida Department of Health, the agency contracted by the Florida Department of Environmental Protection to administer cases of petroleum contamination in Pinellas County, in which case additional expenses could exceed the current estimated liability. However, based on information known at December 31, 2013, the Company does not expect that such additional expenses would have a material, adverse effect on the liquidity or financial condition of the Company.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Pittsburgh Service Center of the Florida Department of Revenue (“FDR”) in connection with the FDR’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily relate to the disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which includes interest through September 10, 2013, approximates $1,913. Management has held discussions with the FDR staff and will continue working with the FDR to resolve this matter. The Company is confident in the merits of its position in claiming the Florida salary credits and intends to vigorously defend its position. As such, and based on the current status of and likelihood of final resolution, the Company has no amount accrued as of December 31, 2013 related to this contingency.

Litigation

The Company is party to claims and legal actions arising routinely in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material, adverse effect on the consolidated financial position or liquidity.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Note 19 — Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2013, 2012 and 2011.

	Three Months Ended
	03/31/13	06/30/13	09/30/13	12/31/13
Net premiums earned	$60,551	$57,335	$52,934	$63,428
Total revenue	61,811	59,333	54,692	65,252
Losses and loss adjustment expenses	15,872	17,414	14,489	17,348
Policy acquisition and other underwriting expenses	5,968	7,308	8,887	9,456
Interest expense	686	846	847	1,228
Total expenses	28,641	32,926	33,048	40,020
Income before income taxes	33,170	26,407	21,644	25,232
Net income	20,387	16,235	13,378	15,562
Net income available to common stockholders	20,353	16,203	13,356	15,546
Earnings per share:
Basic	$1.87	$1.44	$1.17	$1.36
Diluted	$1.81	$1.40	$1.13	$1.31

	Three Months Ended
	03/31/12	06/30/12	09/30/12	12/31/12
Net premiums earned	$40,431	$37,070	$30,603	$49,564
Total revenue	41,652	38,855	31,481	51,077
Losses and loss adjustment expenses	19,168	16,197	15,017	15,928
Policy acquisition and other underwriting expenses	6,836	6,243	6,611	6,240
Total expenses	30,271	26,846	26,356	30,012
Income before income taxes	11,381	12,009	5,125	21,065
Net income	6,968	7,262	2,826	13,101
Net income available to common stockholders	6,787	7,199	2,784	13,065
Earnings per share:
Basic	$1.07	$0.85	$0.30	$1.27
Diluted	$0.88	$0.74	$0.27	$1.19

	Three Months Ended
	03/31/11	06/30/11	09/30/11	12/31/11
Net premiums earned	$16,674	$17,044	$18,530	$35,833
Total revenue	18,049	19,481	19,713	36,566
Losses and loss adjustment expenses	10,403	10,523	10,431	16,886
Policy acquisition and other underwriting expenses	4,263	2,780	3,529	7,557
Total expenses	16,794	15,660	16,407	28,543
Income before income taxes	1,255	3,821	3,306	8,023
Net income	793	2,301	2,074	4,796
Net income available to common stockholders	776	1,940	1,856	4,578
Earnings per share:
Basic	$0.13	$0.32	$0.30	$0.74
Diluted	$0.12	$0.30	$0.27	$0.62

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Note 20 — Regulatory Requirements and Restrictions

The following briefly describes certain requirements and restrictions regulated by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

Florida

HCPCI, which is domiciled in Florida, prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Florida Department of Financial Services, Office of Insurance Regulation (the “FLOIR”), which Florida utilizes for determining solvency under the Florida Insurance Code (the “Code”). The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Florida. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from entity to entity within a state, and may change in the future.

The Code requires HCPCI to maintain capital and surplus equal to the greater of 10% of its liabilities or a statutory minimum as defined in the Code. At December 31, 2013, HCPCI is required to maintain a minimum capital and surplus of $20,435.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). HCPCI’s statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2013, 2012 and 2011, HCPCI’s statutory-basis capital and surplus was $116,900, $69,800 and $46,500, respectively. HCPCI had a statutory-basis net income of $45,700 and $13,200, respectively, for the years ended December 31, 2013 and 2012 and a statutory net loss of $4,300 for the year ended December 31, 2011. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

Since inception, HCPCI has maintained a cash deposit with the Insurance Commissioner of the state of Florida, in the amount of $300, to meet regulatory requirements.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the FLOIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the FLOIR (1) if the dividend is equal to or less than the greater of (a) 10.0% of the insurer’s capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (2) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (3) the insurer files a notice of the dividend or distribution with the FLOIR at least ten business days prior to the dividend payment or distribution and (4) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (1) subject to prior approval by the FLOIR or (2) 30 days after the FLOIR has received notice of such dividend or distribution and has not disapproved it within such time.

HCPCI may make dividend payments for the year ended December 31, 2013. At December 31, 2012 and 2011, no dividends were available to be paid by HCPCI.

In addition, a Florida insurance company is required to adhere to prescribed premium-to-capital surplus ratios. Florida state law requires that the ratio of 90% of written premiums divided by surplus as to policyholders does not exceed 10 to 1 for gross written premiums or 4 to 1 for net written premiums. The ratio of gross and net written premium to surplus for the year ended December 31, 2013, was 2.76 to 1, and 1.68 to 1, respectively. The ratio of gross and net written premium to surplus for the year ended December 31, 2012, was 3.63 to 1, and 2.27 to 1, respectively. The ratio of gross and net written premium to surplus for the year ended December 31, 2011, was 3.65 to 1, and 2.44 to 1, respectively.

Alabama

Homeowners Choice Assurance Company, Inc. (“HCA”) is domiciled in Alabama and was organized in 2013. HCA is required to maintain minimum paid-in capital of $500. In addition, HCA must maintain a minimum deposit in trust of $100 with the Treasurer of Alabama. At December 31, 2013, HCA’s statutory capital and surplus was $1,969. Similar to HCPCI in Florida, HCA is required to file statutory-basis financial statements with the Alabama Department of Insurance, which has also adopted the NAIC Accounting Practices and Procedures Manual as the basis of its statutory accounting practices.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Bermuda

The Bermuda Monetary Authority requires Claddaugh to maintain minimum capital and surplus of $2,000. At December 31, 2013, 2012 and 2011, Claddaugh’s statutory capital and surplus was $15,526, $10,313 and $8,801, respectively. Claddaugh’s statutory net profit was $4,164, $4,818 and $4,259, respectively, for the years ended December 31, 2013, 2012 and 2011. During the years ended December 31, 2013, 2012 and 2011, Claddaugh paid its parent, HCI, cash dividends of $4,000, $6,000 and $0, respectively.

HCPCI and HCA are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2013, 2012 and 2011, the Company’s insurance subsidiaries exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required

Note 21 — Related Party Transactions

Claddaugh has one reinsurance treaty with Moksha Re SPC Ltd. and multiple capital partners (“Moksha”) whereby a portion of the business assumed from the Company’s insurance subsidiary, HCPCI, is ceded by Claddaugh to Moksha. With respect to the period from June 1, 2013 through May 31, 2014, Moksha assumed approximately $15,400 of the total covered exposure for approximately $4,300 in premiums, a rate which management believes to be competitive with market rates available to Claddaugh. The $4,300 premium was fully paid by Claddaugh on June 27, 2013. With respect to the 2012-2013 treaty year, which covers the period from June 1, 2012 through May 31, 2013, Moksha assumed $13,800 of the total covered exposure for approximately $4,000 in premiums. Moksha has deposited funds into a trust account to fully collateralize Moksha’s exposure. Trust assets may be withdrawn by HCPCI, the trust beneficiary, in the event amounts are due under the 2013-2014 Moksha reinsurance agreement. Among the Moksha capital partner participants are the Company’s chief executive officer, Paresh Patel, and certain of his immediate family members and Sanjay Madhu, one of the Company’s non-employee directors.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

One of the Company’s directors is a partner at a law firm that manages certain of the Company’s corporate legal matters. Fees incurred with respect to this law firm for the years ended December 31, 2013, 2012 and 2011 were approximately $450, $335 and $232, respectively.

During 2011 and 2012, the Company leased office space under an operating lease agreement with one director. The lease required annual base rental payments of approximately $150. The lease was terminated in December 2012 and the total payments during 2012 and 2011 were $179 and $160, respectively.

Effective April 4, 2011, the Company repurchased and retired a total of 80,000 shares of the Company’s common stock at a price of $8.00 per share for a total cost of $640. Such shares were repurchased under a stock purchase agreement with one of the Company’s directors at a price below the $8.20 market value of the Company’s common stock on the date of the transaction. Such repurchases were not part of a publicly announced plan or program.

Effective June 27, 2011, the Company repurchased and retired a total of 85,200 shares of the Company’s common stock at a price of $6.50 per share for a total cost of $554. Such shares were repurchased under a stock purchase agreement with the Company’s former Chief Executive Officer at a price below the $6.96 market value of the Company’s common stock on the date of the transaction. Such repurchases were not part of a publicly announced plan or program.

One of the Company’s directors received a consulting fee and software license fees for development and use of the Company’s premium administration application software. Under this arrangement, the Company incurred a fee of $181 for the year ended December 31, 2011. Effective June 30, 2011, all rights to the software license were assigned to the Company in exchange for a one-time payment of $50. Such payment was made to the Company’s director who developed and licensed the software to the Company. The related software license and consulting agreements were terminated coincident with this exchange.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Note 22 — Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$87,715	$6,317
Fixed-maturity securities, available for sale, at fair value	56	—
Equity securities, available for sale, at fair value	6,581	—
Investment in subsidiaries	214,958	140,563
Property and equipment, net	1,119	1,293
Income tax receivable	1,782	2,379
Other assets	5,705	916

Total assets	$317,916	$151,468

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$1,863	$727
Deferred income taxes, net	5,888	415
Dividends payable	19	42
Long-term debt	126,932	—
Due to related parties	22,693	29,031

Total liabilities	157,395	30,215
Total stockholders’ equity	160,521	121,253

Total liabilities and stockholders’ equity	$317,916	$151,468

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2013	2012	2011
Net investment income	$84	$8	$75
Net realized loss on investments	(2)	—	—
Other income	864	144	66
Interest expense	(3,607)	—	—
Operating expenses	(4,865)	(2,812)	(2,428)

Loss before income tax benefit and equity in income of subsidiaries	(7,526)	(2,660)	(2,287)
Income tax benefit	2,863	750	846

Net loss before equity in income of subsidiaries	(4,663)	(1,910)	(1,441)
Equity in income of subsidiaries	70,225	32,067	11,405

Net income	$65,562	$30,157	$9,964

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$65,562	$30,157	$9,964
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	2,362	237	27
Net realized investment loss	2	—	—
Depreciation and amortization	1,000	788	214
Equity in income of subsidiaries	(70,225)	(32,067)	(11,405)
Deferred income taxes	(914)	763	(83)
Changes in operating assets and liabilities:
Income taxes receivable	597	(2,379)	—
Other assets	(1,001)	84	(348)
Accrued expenses and other liabilities	1,136	(1,051)	1,488
Income taxes payable	—	(1,605)	(1,957)
Due to related parties	(6,338)	5,314	10,489

Net cash (used in) provided by operating activities	(7,819)	241	8,389

Cash flows from investing activities:
Redemption of short-term investments	—	—	2,074
Purchase of fixed-maturity securities	(64)	—	—
Purchase of equity securities	(6,835)	—	—
Purchases of property and equipment	(262)	(668)	(900)
Proceeds from sales of equity securities	361	—	—
Dividends received from subsidiary	4,000	6,000	—
Investment in subsidiaries	(5,735)	(24,056)	(16,400)

Net cash used in investing activities	(8,535)	(18,724)	(15,226)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	20,082	—
Repurchases of common stock	(30,886)	—	(1,887)
Dividends paid to stockholders	(10,902)	(8,561)	(3,827)
Proceeds from exercise of stock options	—	283	564
Proceeds from exercise of stock warrants	—	11,869	—
Proceeds from sale of preferred stock, net of costs	—	—	11,307
Proceeds from issuance of long-term debt	143,250	—	—
Debt issuance costs paid	(4,770)	(35)	—
Tax benefits on stock-based compensation	1,060	1,161	265

Net cash provided by financing activities	97,752	24,799	6,422

Net increase (decrease) in cash and cash equivalents	81,398	6,316	(415)
Cash and cash equivalents at beginning of year	6,317	1	416

Cash and cash equivalents at end of year	$87,715	$6,317	$1

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise stated)

Note 23 — Subsequent Events

On January 23, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends are scheduled for payment on March 21, 2014 to stockholders of record on February 21, 2014.

On February 4, 2014, the Company’s Board of Directors fixed April 1, 2014 as the cancellation date for the conversion rights on the Company’s 7% Series A cumulative convertible preferred stock . As such, the record holders of the Series A Preferred will no longer have conversion rights on and after April 1, 2014. On February 27, 2014, the Company voluntarily delisted its Series A Preferred from the NASDAQ Capital Market.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2013). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Dixon Hughes Goodman, LLP, an independent registered public accounting firm, has audited the 2013 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics applicable to all of our employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). We have posted the text of our code of ethics to our Internet web site: www.hcigroup.com. Select “Investors” from the left and then select “Corporate Governance” and then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our Internet web site within the same section as described above.

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the year ended December 31, 2013 provided by Dixon Hughes Goodman, LLP, our principal accountant, and Hacker, Johnson & Smith PA, the Company’s principal accountant for the year ended December 31, 2012:

	2013	2012
Audit fees (a)	$262	$190
All other fees (b)	235	58

	$497	$248

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings. Of the amount for the year ended December 31, 2013, $258 related to services provided by Dixon Hughes Goodman, LLP.
(b)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above, which are primarily fees related to our senior note offerings completed in January 2013 and December 2013 and our follow-on common stock offering in 2012. Of the amount for the year ended December 31, 2013, $162 related to services provided by Dixon Hughes Goodman, LLP.

The Audit Committee pre-approved all 2013 engagements and fees for services provided by our principal accountant.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

PART IV

ITEM 15 – Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Any supplemental information we are required to file with respect to our property and casualty insurance operations is included in Part II, Item 8 of this Form 10-K or is not applicable.

(3)	Exhibits: See the exhibit listing set forth below:

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Form of 7% Series A Cumulative Redeemable Preferred Stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q (File No. 333-150513) filed August 7, 2013.

4.8	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.5, 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.9	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.10	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

10.1	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company, Ltd. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 13, 2012.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2013 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Addendum No. 1 to Reimbursement Contract effective June 1, 2013 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.10	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.19	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (4). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (6). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.23	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (5). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.24**	Executive Employment Agreement dated March 8, 2012 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.25	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.26	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.31	PR-M Non-Bonus Assumption Agreement, dated September 20, 2012, by and between Homeowners Choice Property & Casualty Insurance Company and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.10 of our Form 8-K filed September 25, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013.

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013.

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013.

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013.

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013.

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013.

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013.

10.41	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.42	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (4). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.43	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (5). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.44	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.45	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.46	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.47	Endorsement No 1, effective June 1, 2013, to Per Occurrence Excess of Loss Reinsurance contract dated June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.48	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (aggregate). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.50	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company Ltd. by Moksha Re SPC Ltd. (aggregate). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.51	Endorsement No. 1 Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by Moksha Re SPC Ltd. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013.

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013.

10.55	Purchase Agreement, dated December 5, 2013, by and between HCI Group, Inc. and JMP Securities LLC, as representative of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 6, 2013.

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of Dixon Hughes Goodman LLP.

23.2	Consent of Hacker, Johnson & Smith PA.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

March 12, 2014	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2014	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

March 12, 2014	By	/s/ Richard R. Allen
Richard R. Allen, Chief Financial Officer
(Principal Financial and Accounting Officer)

March 12, 2014	By	/s/ George Apostolou
George Apostolou, Director

March 12, 2014	By	/s/ Wayne Burks
Wayne Burks, Director

March 12, 2014	By	/s/ James Macchiarola
James Macchiarola, Director

March 12, 2014	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 12, 2014	By	/s/ Harish M. Patel
Harish M. Patel, Director

March 12, 2014	By	/s/ Gregory Politis
Gregory Politis, Director

March 12, 2014	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 12, 2014	By	/s/ Martin A. Traber
Martin A. Traber, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.