Form 10-Q
period 2014-03-31
HCI Group, Inc.
filed 2014-05-01
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(813) 849-9500

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on April 21, 2014 was 11,330,745.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $129,680 and $110,738, respectively)	$133,113	$112,151
Equity securities, available for sale, at fair value (cost: $22,174 and $17,248, respectively)	22,872	17,649
Other investments	16,450	16,228

Total investments	172,435	146,028
Cash and cash equivalents	296,576	293,398
Accrued interest and dividends receivable	1,338	1,133
Premiums receivable	18,033	14,674
Prepaid reinsurance premiums	15,217	28,066
Deferred policy acquisition costs	14,184	14,071
Property and equipment, net	12,931	13,132
Other assets	19,101	15,814

Total assets	$549,815	526,316

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$43,597	43,686
Unearned premiums	156,959	171,907
Advance premiums	17,567	4,504
Assumed reinsurance balances payable	994	4,660
Accrued expenses	8,567	4,032
Dividends payable	3,190	19
Income taxes payable	8,592	543
Deferred income taxes, net	2,586	2,740
Long-term debt	127,559	126,932
Other liabilities	11,492	6,772

Total liabilities	381,103	365,795

Commitments and contingencies (Note 13)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 10,206 and 110,684 shares issued and outstanding in 2014 and 2013, respectively	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 10,970,108 and 10,939,268 shares issued and outstanding in 2014 and 2013, respectively)	—	—
Additional paid-in capital	44,148	48,966
Retained income	122,026	110,441
Accumulated other comprehensive income, net of taxes	2,538	1,114

Total stockholders’ equity	168,712	160,521

Total liabilities and stockholders’ equity	$549,815	$526,316

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Revenue

Gross premiums earned	$93,888	$82,547
Premiums ceded	(27,508)	(21,996)

Net premiums earned	66,380	60,551

Net investment income	1,059	139
Policy fee income	257	772
Net realized investment gains	4	20
Other	417	329

Total revenue	68,117	61,811

Expenses

Losses and loss adjustment expenses	18,565	15,872
Policy acquisition and other underwriting expenses	9,129	5,968
Interest expense	2,574	686
Other operating expenses	9,539	6,115

Total expenses	39,807	28,641

Income before income taxes	28,310	33,170

Income tax expense	10,690	12,783

Net income	$17,620	$20,387

Preferred stock dividends	3	(34)

Income available to common stockholders	$17,623	$20,353

Basic earnings per common share	$1.60	$1.87

Diluted earnings per common share	$1.44	$1.81

Dividends per common share	$0.28	$0.23

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$17,620	$20,387

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the period	2,306	275
Call and repayment losses charged to investment income	15	15
Reclassification adjustment for realized gains	(4)	(20)

Net change in unrealized gain	2,317	270
Deferred income taxes on above change	(893)	(105)

Total other comprehensive income, net of income taxes	1,424	165

Comprehensive income	$19,044	$20,552

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$17,620	$20,387
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,085	389
Net amortization of discount and premiums on investments in fixed-maturity securities	206	76
Depreciation and amortization	1,203	619
Deferred income tax benefits	(832)	(1,178)
Net realized investment gains	(4)	(20)
Gain on sale of other investment	(1)	—
Foreign currency remeasurement (gain) loss	(15)	10
Changes in operating assets and liabilities:
Premiums receivable	(3,359)	(6,483)
Advance premiums	13,063	11,876
Prepaid reinsurance premiums	12,849	(6,923)
Accrued interest and dividends receivable	(205)	103
Other assets	(3,036)	(432)
Assumed reinsurance balances payable	(3,666)	(386)
Deferred policy acquisition costs	(113)	(1,790)
Losses and loss adjustment expenses	(89)	583
Unearned premiums	(14,948)	(13,298)
Income taxes payable	8,049	4,989
Accrued expenses and other liabilities	6,261	6,755

Net cash provided by operating activities	35,068	15,277

Cash flows from investing activities:
Purchase of property and equipment, net	(92)	(2,364)
Purchase of other investments	(320)	(52)
Purchase of fixed-maturity securities	(19,306)	(1,629)
Purchase of equity securities	(7,709)	(1,024)
Proceeds from sales of fixed-maturity securities	1,691	1,037
Proceeds from calls, repayments and maturities of fixed-maturity securities	633	1,237
Proceeds from sales of equity securities	2,764	361
Proceeds from sales of other investments	1	—

Net cash used in investing activities	(22,338)	(2,434)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	40,250
Proceeds from the exercise of common stock options	125	—
Cash dividends paid	(3,206)	(2,493)
Cash dividends received under share repurchase forward contract	171	—
Repurchases of common stock	(353)	—
Repurchases of common stock under share repurchase plan	(6,987)	—
Debt issuance costs	(234)	(1,502)
Tax benefits on stock-based compensation	915	22

Net cash (used in) provided by financing activities	(9,569)	36,277

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013

Effect of exchange rate changes on cash	17	(7)

Net increase in cash and cash equivalents	3,178	49,113
Cash and cash equivalents at beginning of period	293,398	230,214

Cash and cash equivalents at end of period	$296,576	$279,327

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,500	$8,950

Cash paid for interest	$1,847	$—

Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$1,424	$165

Conversion of Series A Preferred Stock to common stock	$910	$278

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2014

(Unaudited)

(Amounts in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Total

Balance at December 31, 2013	110,684	$—	10,939,268	$—	$48,966	$110,441	$1,114	$160,521
Net income	—	—	—	—	—	17,620	—	17,620
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	1,424	1,424
Conversion of preferred stock to common stock	(100,478)	—	100,478	—	—	—	—	—
Issuance of restricted stock	—	—	98,720	—	—	—	—	—
Exercise of common stock options	—	—	50,000	—	125	—	—	125
Forfeiture of restricted stock	—	—	(505)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(7,017)	—	(353)	—	—	(353)
Repurchase and retirement of common stock under share repurchase plan	—	—	(210,836)	—	(7,805)	—	—	(7,805)
Deferred taxes on debt discount	—	—	—	—	215	—	—	215
Common stock dividends	—	—	—	—	—	(6,038)	—	(6,038)
Preferred stock dividends	—	—	—	—	—	3	—	3
Tax benefits on stock-based compensation	—	—	—	—	915	—	—	915
Stock-based compensation	—	—	—	—	2,085	—	—	2,085

Balance at March 31, 2014	10,206	$—	10,970,108	$—	$44,148	$122,026	$2,538	$168,712

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Three Months Ended March 31, 2013

(Unaudited)

(Amounts in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity

Balance at December 31, 2012	241,182	$—	10,877,537	$—	$63,875	$55,758	$1,620	$121,253
Net income	—	—	—	—	—	20,387	—	20,387
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	165	165
Conversion of preferred stock to common stock	(30,627)	—	30,627	—	—	—	—	—
Forfeiture of restricted stock	—	—	(920)	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(2,454)	—	(2,454)
Preferred stock dividends	—	—	—	—	—	(34)	—	(34)
Tax benefits on stock-based compensation	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	389	—	—	389

Balance at March 31, 2013	210,555	$—	10,907,244	$—	$64,286	$73,657	$1,785	$139,728

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2014. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Form 10-K, which was filed with the SEC on March 12, 2014.

In preparing the interim unaudited consolidated financial statements, management was required to make certain judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates.

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to reinsurance with retrospective provisions, deferred income taxes, and stock-based compensation expense involve significant judgments and estimates material to the Company’s consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Note 2 — Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the three months ended March 31, 2014, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Note 3 — Investments

The Company holds investments in both fixed-maturity securities and equity securities classified as available-for-sale. At March 31, 2014 and December 31, 2013, the amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of March 31, 2014
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$4,351	$103	$(1)	$4,453
Corporate bonds	30,062	781	(71)	30,772
Commercial mortgage-backed securities	10,867	470	(59)	11,278
State, municipalities, and political subdivisions	80,877	2,234	(66)	83,045
Redeemable preferred stock	3,523	46	(4)	3,565

Total	129,680	3,634	(201)	133,113
Equity securities	22,174	1,113	(415)	22,872

Total available-for-sale securities	$151,854	$4,747	$(616)	$155,985

As of December 31, 2013
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$4,549	$37	$(22)	$4,564
Corporate bonds	25,139	484	(219)	25,404
Commercial mortgage-backed securities	10,929	499	(96)	11,332
State, municipalities, and political subdivisions	69,715	917	(181)	70,451
Redeemable preferred stock	406	5	(11)	400

Total	110,738	1,942	(529)	112,151
Equity securities	17,248	920	(519)	17,649

Total available-for-sale securities	$127,986	$2,862	$(1,048)	$129,800

At March 31, 2014 and December 31, 2013, $108 and $105, respectively, of U.S. Treasury securities relate to a statutory deposit held in trust with the Treasurer of Alabama.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at March 31, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
As of March 31, 2014
Available-for-sale
Due in one year or less	$3,347	$3,402
Due after one year through five years	31,570	32,140
Due after five years through ten years	69,097	70,901
Due after ten years	14,799	15,392
Commercial mortgage-backed securities	10,867	11,278

	$129,680	$133,113

As of December 31, 2013
Available-for-sale
Due in one year or less	$2,366	$2,381
Due after one year through five years	24,829	25,145
Due after five years through ten years	59,083	59,582
Due after ten years	13,531	13,711
Commercial mortgage-backed securities	10,929	11,332

	$110,738	$112,151

Investment Sales

Proceeds received, and the gross realized gains and losses, from sales of available-for-sale securities for the three months ended March 31, 2014 and 2013 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended March 31, 2014
Fixed-maturity securities	$1,691	$65	$(9)

Equity securities	$2,764	$75	$(127)

Three months ended March 31, 2013
Fixed-maturity securities	$1,037	$32	$—

Equity securities	$361	$20	$(32)

Other-than-temporary Impairment (“OTTI”)

The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual security is other-than-temporarily-impaired, including:

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

Securities with gross unrealized loss positions at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of March 31, 2014	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value

Fixed-maturity securities
U.S. treasury and U.S. government agencies	$(1)	$310	$—	$—	$(1)	$310
Corporate bonds	(67)	3,232	(4)	230	(71)	3,462
Commercial mortgage-backed securities	(37)	1,957	(22)	338	(59)	2,295
State, municipalities, and political subdivisions	(36)	6,071	(30)	193	(66)	6,264
Redeemable preferred stock	(4)	483	—	—	(4)	483

Total fixed-maturity securities	(145)	12,053	(56)	761	(201)	12,814
Equity securities	(202)	10,266	(213)	1,090	(415)	11,356

Total available-for-sale securities	$(347)	$22,319	$(269)	$1,851	$(616)	$24,170

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2013	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value

Fixed-maturity securities
U.S. treasury and U.S. government agencies	$(22)	$3,291	$—	$—	$(22)	$3,291
Corporate bonds	(212)	9,502	(7)	230	(219)	9,732
Commercial mortgage-backed securities	(96)	2,179	—	—	(96)	2,179
State, municipalities, and political subdivisions	(181)	20,233	—	—	(181)	20,233
Redeemable preferred stock	(11)	239	—	—	(11)	239

Total fixed-maturity securities	(522)	35,444	(7)	230	(529)	35,674
Equity securities	(273)	10,742	(246)	1,069	(519)	11,811

Total available-for-sale securities	$(795)	$46,186	$(253)	$1,299	$(1,048)	$47,485

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other than temporarily impaired at March 31, 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Other Investments

Other investments consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Land	$11,476	$11,299
Land improvements	1,399	1,351
Buildings	3,097	3,022
Other	1,281	1,262

Total, at cost	17,253	16,934
Less: accumulated depreciation and amortization	(803)	(706)

Other investments	$16,450	$16,228

Depreciation and amortization expense related to other investments was $98 and $95, respectively, for the three months ended March 31, 2014 and 2013.

Note 4 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value but does not elect the fair value option for its long-term debt. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	-	Other inputs that are observable for the asset and liability, either directly or indirectly.

Level 3	-	Inputs that are unobservable.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis and the estimated fair value of long-term debt that is reflected in the financial statements at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2014
Financial Assets:
Cash and cash equivalents	$296,576	$—	$—	$296,576

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	3,611	842	—	4,453
Corporate bonds	29,837	935	—	30,772
Commercial mortgage-backed securities	—	11,278	—	11,278
State, municipalities, and political subdivisions	—	83,045	—	83,045
Redeemable preferred stock	3,565	—	—	3,565

Total fixed-maturity securities	37,013	96,100	—	133,113
Equity securities	22,872	—	—	22,872

Total available-for-sale securities	59,885	96,100	—	155,985

Total	$356,461	$96,100	$—	$452,561

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$43,438	$—	$43,438
3.875% Convertible senior notes	—	—	87,238	87,238

Total long-term debt	$—	$43,438	$87,238	$130,676

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2013
Financial Assets:
Cash and cash equivalents	$293,398	$—	$—	$293,398

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	3,520	1,044	—	4,564
Corporate bonds	24,476	928	—	25,404
Commercial mortgage-backed securities	—	11,332	—	11,332
State, municipalities, and political subdivisions	—	70,451	—	70,451
Redeemable preferred stock	400	—	—	400

Total fixed-maturity securities	28,396	83,755	—	112,151
Equity securities	17,649	—	—	17,649

Total available-for-sale securities	46,045	83,755	—	129,800

Total	$339,443	$83,755	$—	$423,198

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$43,390	$—	$43,390
3.875% Convertible senior notes	—	—	86,630	86,630

Total long-term debt	$—	$43,390	$86,630	$130,020

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2014. During the year ended December 31, 2013, $10,684 of municipal bonds was transferred into Level 2 from Level 1.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

Note 5 — Other Assets

The following table summarizes the Company’s other assets:

	March 31, 2014	December 31, 2013
Benefits receivable related to retrospective reinsurance contracts	$12,803	$8,815
Deferred costs related to retrospective reinsurance contracts	278	194
Deferred offering costs on senior notes issued in 2013	4,143	4,305
Prepaid expenses	991	771
Other	886	1,729

Total other assets	$19,101	$15,814

Note 6 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	March 31, 2014	December 31, 2013

8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019*	87,309	86,682

Total long-term debt	$127,559	$126,932

*	net carrying value

For the three months ended March 31, 2014 and 2013, interest expense included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $2,574 and $686, respectively, the amounts of which included non-cash interest expense of $782 and $33, respectively. As of March 31, 2014, the remaining amortization period of the debt discount was 5 years.

Note 7 — Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of the reinsurers are unable to meet their obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance taking into consideration maximum projected losses and reinsurance market conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows:

	Three Months Ended March 31,
	2014	2013
Premiums Written:
Direct	$79,662	$70,849
Assumed	(723)	(1,600)

Gross written	78,939	69,249
Ceded	(27,508)	(21,996)

Net premiums written	$51,431	$47,253

Premiums Earned:
Direct	$78,520	$53,127
Assumed	15,368	29,420

Gross earned	93,888	82,547
Ceded	(27,508)	(21,996)

Net premiums earned	$66,380	$60,551

During the three months ended March 31, 2014 and 2013, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At March 31, 2014 and December 31, 2013, prepaid reinsurance premiums related to 27 reinsurers and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of March 31, 2014 and December 31, 2013.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. As a result, the Company’s reported revenue for the three months ended March 31, 2014 included a net reduction in ceded premiums of $5,484 comprised of various components of these adjustments. At March 31, 2014 and December 31, 2013, other assets included $13,081 and $9,009, respectively, and prepaid reinsurance premiums included $4,924 and $3,512, respectively, which are related to these adjustments. There was no reduction in ceded premiums related to retrospective provisions for the three months ended March 31, 2013.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended March 31,
	2014	2013

Balance, beginning of period	$43,686	$41,168

Incurred related to:
Current period	18,914	16,931
Prior period	(349)	(1,059)

Total incurred	18,565	15,872

Paid related to:
Current period	(6,607)	(3,732)
Prior period	(12,047)	(11,557)

Total paid	(18,654)	(15,289)

Balance, end of period	$43,597	$41,751

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the three months ended March 31, 2014, the Company experienced favorable development of approximately $349 with respect to its net unpaid losses and loss adjustment expenses established as of December 31, 2013.

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

Note 9 — Income Taxes

During the three months ended March 31, 2014 and 2013, the Company recorded approximately $10,690 and 12,783, respectively, of income taxes, which resulted in estimated annual effective tax rates of 37.8% and 38.5%, respectively. The slight decrease in the 2014 effective tax rate was attributable to an increase to the investment income earned on tax-exempt securities. The Company’s estimated effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes, as well as certain nondeductible and tax-exempt items. The Company’s 2011 federal income tax return is currently being examined by the Internal Revenue Service. In addition, as of April 18, 2014, the Florida Department of Revenue completed an audit of the state income tax returns filed for 2010, 2011, and 2012. The audit resulted in no material changes to the state income taxes originally reported.

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$17,620			$20,387

Less: Preferred stock dividends	3			(34)
Less: Income attributable to participating securities	(1,180)			(459)

Basic Earnings Per Share:
Income allocated to common stockholders	16,443	10,261	$1.60	19,894	10,650	$1.87

Effect of Dilutive Securities:
Stock options	—	149		—	159
Convertible preferred stock	(3)	79		34	222
Convertible senior notes	1,071	1,649		—	—

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$17,511	12,138	$1.44	$19,928	11,031	$1.81

Note 11 — Stockholders’ Equity

Common Stock

Effective March 18, 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. The repurchase plan allows the Company to repurchase shares from time to time through March 31, 2015. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three months ended March 31, 2014, the Company repurchased and retired a total of 210,836 shares at a weighted average price of $37.00 per share and a total cost, inclusive of fees and commissions, of $7,805, or $37.02 per share, under this authorized repurchase program. The total cost of shares repurchased during the quarter ended March 31, 2014 was $7,805 of which $6,987 was settled in March 2014. The remaining balance of $818 included in other liabilities at March 31, 2014 and was settled on April 1, 2014. At March 31, 2014, a total of $32,200 is available in connection with this plan.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

On January 23, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends of $3,193 were paid on March 21, 2014 to stockholders of record on February 21, 2014. On March 17, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends are payable on June 20, 2014 to stockholders of record on May 16, 2014.

Preferred Stock

On February 4, 2014, the Company announced its Board of Directors fixed April 1, 2014 as the cancellation date for the conversion rights on its 7% Series A cumulative convertible preferred stock (“Series A Preferred”). During the three months ended March 31, 2014, holders of 100,478 shares of Series A Preferred converted their Series A Preferred shares to 100,478 shares of common stock. As of March 31, 2014, 10,206 shares of Series A Preferred remained outstanding. The Company extended the conversion privilege in April 2014 and, as of April 23, 2014, 3,386 Series A Preferred remained outstanding.

Note 12 — Stock-Based Compensation

Incentive Plan

The Company currently has outstanding stock options and restricted stock granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan which are collectively called “the Incentive Plan.” Only the 2012 Plan is available for future grant. At March 31, 2014, there were 4,246,135 shares available for grant under the Incentive Plan.

Stock Options

Stock options granted and outstanding under the Incentive Plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three months ended March 31, 2014 and 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	280,000	$2.91	3.9 years	$14,166

Exercised	(50,000)	$2.50

Outstanding at March 31, 2014	230,000	$3.00	3.8 years	$7,683

Exercisable at March 31, 2014	220,000	$2.85	3.6 years	$7,382

Outstanding at January 1, 2013	280,000	$2.91	4.9 years	$5,007
Outstanding at March 31, 2013	280,000	$2.91	4.7 years	$6,816

Exercisable at March 31, 2013	260,000	$2.65	4.4 years	$6,397

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

The following table summarizes information about stock options exercised for the three months ended March 31, 2014 and 2013 (option amounts not in thousands):

	Three Months Ended March 31,
	2014	2013
Options exercised	50,000	—
Total intrinsic value of exercised options	$1,970	$—
Tax benefits realized	$603	$—

No stock options vested during the three months ended March 31, 2014 and 2013. Compensation expense recognized for the three months ended March 31, 2014 and 2013 totaled approximately $5 and $4, respectively, and is included in other operating expenses. At March 31, 2014 and 2013, there was approximately $1 and $20, respectively, of unrecognized compensation expense related to nonvested stock options granted under the plan. The Company recognized the remaining compensation expense in April 2014. Deferred tax benefits related to stock options for the three months ended March 31, 2014 and 2013 were immaterial. No stock options were granted during the three months ended March 31, 2014 and 2013.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only performance or service-based conditions is based on the market value of the Company’s common stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2014 and 2013 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	735,650	$25.48
Granted	98,720	$48.42
Vested	(21,825)
Forfeited	(505)

Nonvested at March 31, 2014	812,040	$28.37

Nonvested at January 1, 2013	246,320	$14.54
Forfeited	(920)

Nonvested at March 31, 2013	245,400	$14.51

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data, unless otherwise stated)

The Company recognized compensation expense, which is included in other operating expenses, of $2,080 and $385, respectively, for the three months ended March 31, 2014 and 2013. At March 31, 2014 and 2013, there was approximately $16,440 and $2,401, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 27.4 months. For the three months ended March 31, 2014 and 2013, the Company recognized deferred tax benefits of $878 and $170, respectively, related to restricted stock awards. No restricted stock was granted during the three months ended March 31, 2013.

Note 13 — Commitments and Contingencies

Environmental Matters

In connection with the acquisition of one of the Company’s properties located in Pinellas County, Florida, the Company assumed the liability to complete a site assessment and remediation of environmental contamination that resulted from a petroleum release at the marina site in late 2009. As of March 31, 2014, a total of $117 has been expended with respect to the site assessment and remediation and the remaining $33 accrued at acquisition is included in other liabilities in the accompanying consolidated balance sheets. Effective April 17, 2014, the Company received confirmation from the Florida Department of Health in Pinellas County, the agency authorized to administer this case, the site is acceptable and no further action is required.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue (“FDR”) in connection with the FDR’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The FDR auditor’s proposed adjustments primarily relate to the disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which includes interest through September 10, 2013, approximates $1,913. Management has held discussions with the FDR staff and will continue working with the FDR to resolve this matter. The Company is confident in the merits of its position in claiming the Florida salary credits and intends to vigorously defend its position. As such, and based on the current status of and likelihood of final resolution, the Company has no amount accrued as of March 31, 2014 related to this contingency.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts, except per share amounts stated in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands unless specified otherwise.

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

OVERVIEW - General

HCI Group, Inc. owns subsidiaries engaged in property and casualty insurance, information technology, real estate and reinsurance. Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage our operations under one business segment, which includes the following operations:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Real estate

•	Information technology

For the three months ended March 31, 2014 and 2013, revenues from property and casualty insurance operations represented 96.2% and 94.6%, respectively, of total revenues of all operating segments. As a result, our property and casualty insurance operations are our only reportable operating segment.

Insurance Operations

Property and Casualty Insurance

Our subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is a leading provider of property and casualty insurance in the state of Florida. HCPCI along with certain of our other subsidiaries currently provides property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida under our Homeowners Choice brand. HCPCI offers insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

HCPCI began operations in 2007 by participating in a “take-out program,” which is a legislatively mandated program designed to encourage private insurance companies to assume policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens and one from HomeWise Insurance Company (“HomeWise”). This growth track has been beneficial to us in terms of reduced policy acquisition costs and periods of lower reinsurance costs. Even though expanding our policyholder base through opportunistic assumptions continues to be important to our growth plan, we plan to seek other opportunities to expand and to provide new or additional product offerings. In January 2014, HCPCI began offering flood coverage on a limited basis as a policy endorsement to eligible new and pre-existing Florida customers.

As part of geographical expansion into other states, Homeowners Choice Assurance Company, Inc. (“HCA”) was organized to enter the Alabama property and casualty insurance market. HCA was approved and licensed by the Alabama Department of Insurance in August 2013. HCA expects to begin writing policies during 2014.

Reinsurance

We have a Bermuda-based wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd., which participates in HCPCI’s reinsurance program under our Claddaugh brand.

Other Operations

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are primarily in India, are focused on developing cloud-based, innovative products or services that can be marketed to the public in addition to providing affiliates with back-office technology support services that can facilitate and improve ongoing operations.

Some of the technologies originally developed in-house for our own insurance operations have been launched for use by third parties under our Exzeo brand. Exzeo is a free to join, web-based application available at Exzeo.com that enables seamless integration between organizations, co-workers and business partners. Exzeo allows users to manage projects through communication and collaboration with other participants in a real-time work environment.

Real Estate

Operating under our Greenleaf Capital brand, real estate operations consist of several properties we own including our headquarters building in Tampa, Florida and a secondary insurance operations site in Ocala, Florida. In addition, the Ocala location serves as our alternative site in the event we experience any significant disruption at our headquarters building. We also own investment real estate in Treasure Island, Florida and Tierra Verde, Florida with a combined 20 acres of waterfront property.

With the exception of the Ocala location, we lease office or retail space at each location to non-affiliates on various terms. In addition, we own and operate one full-service restaurant and two marinas that we acquired in connection with our purchase of the waterfront properties. The combined marina facilities offer to the general public: a) one dry-stack boat storage facility with capacity for approximately 180 boats; b) approximately 70 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry-stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis.

Recent Events

On March 17, 2014, our Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends are payable on June 20, 2014 to stockholders of record on May 16, 2014.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013

Operating Revenue
Gross premiums earned	$93,888	$82,547
Premiums ceded	(27,508)	(21,996)

Net premiums earned	66,380	60,551

Net investment income	1,059	139
Policy fee income	257	772
Net realized investment gains	4	20
Other income	417	329

Total operating revenue	68,117	61,811

Operating Expenses
Losses and loss adjustment expenses	18,565	15,872
Policy acquisition and other underwriting expenses	9,129	5,968
Interest expense	2,574	686
Other operating expenses	9,539	6,115

Total operating expenses	39,807	28,641

Income before income taxes	28,310	33,170
Income tax expense	10,690	12,783

Net income	$17,620	$20,387
Preferred stock dividends	3	(34)

Income available to common stockholders	$17,623	$20,353

Ratios to Net Premiums Earned:
Loss Ratio	27.97%	26.21%
Expense Ratio	32.00%	21.09%

Combined Ratio	59.97%	47.30%

Ratios to Gross Premiums Earned:
Loss Ratio	19.77%	19.23%
Expense Ratio	22.62%	15.47%

Combined Ratio	42.39%	34.70%

Per Share Data:
Basic earnings per common share	$1.60	$1.87

Diluted earnings per common share	$1.44	$1.81

Comparison of the Three Months ended March 31, 2014 to the Three Months ended March 31, 2013

Our results of operations for the three months ended March 31, 2014 reflect income available to common stockholders of approximately $17,623, or $1.44 earnings per diluted common share, compared with income available to common stockholders of approximately $20,353, or $1.81 earnings per diluted common share, for the three months ended March 31, 2013.

Revenue

Gross Premiums Earned for the three months ended March 31, 2014 and 2013 were $93,888 and $82,547, respectively, and primarily reflect the revenue from policies acquired from HomeWise and policies originally assumed from Citizens and subsequent renewals. The $11,341 increase over the corresponding period in 2013 was primarily attributable to revenue from the Citizens assumption completed in November 2013.

Premiums Ceded for the three months ended March 31, 2014 and 2013 were approximately $27,508 and $21,996, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed thresholds defined by our catastrophe excess of loss reinsurance treaties. During the three months ended March 31, 2014, premiums ceded reflect a reduction of $5,484 that relates to provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 29.3% and 26.6% of gross premiums earned during the three months ended March 31, 2014 and 2013, respectively.

Net Premiums Written during the three months ended March 31, 2014 and 2013 totaled $51,431 and $47,253, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less reinsurance costs.

Net Premiums Earned for the three months ended March 31, 2014 and 2013 were $66,380 and $60,551, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Net Premiums Written	$51,431	47,253
Decrease in Unearned Premiums	14,949	13,298

Net Premiums Earned	$66,380	60,551

Net Investment Income for the three months ended March 31, 2014 and 2013 was $1,059 and $139, respectively. The increase in 2014 is primarily due to increased investments and lower operating losses related to certain of our real estate investments.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $18,565 and $15,872, respectively, during the three months ended March 31, 2014 and 2013. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates” below.

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2014 and 2013 of $9,129 and $5,968, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes and brokerage fees. The $3,161 increase from the corresponding period in 2013 is primarily attributable to the policies assumed from Citizens in 2012 and 2013 that are renewing in 2014 and included in direct written premiums, which are subject to commissions and premium taxes.

Interest Expense for the three months ended March 31, 2014 and 2013 was $2,574 and $686, respectively. The $1,888 increase was due to the 3.875% convertible debt offering completed in December 2013.

Other Operating Expenses for the three months ended March 31, 2014 and 2013 were $9,539 and $6,115, respectively. The $3,424 increase is primarily attributable to a $3,311 increase in compensation and related expenses of which $2,613 relates to stock-based compensation and accrued bonus expense. As of March 31, 2014, we had 174 employees located at our headquarters in Florida compared to 163 employees as of March 31, 2013. We also have 79 employees located in Noida, India at March 31, 2014 versus 59 at March 31, 2013.

Income Tax Expense for the three months ended March 31, 2014 and 2013 were $10,690 and $12,783, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 37.8% for 2014 and 38.5% for 2013. The slight decrease in the 2014 effective tax rate was primarily attributable to investment income on tax-exempt securities.

Ratios:

The loss ratio applicable to the three months ended March 31, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 28.0% compared with 26.2% for the three months ended March 31, 2013. (see Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the three months ended March 31, 2014 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 32.0% compared with 21.1% for the three months ended March 31, 2013. The increase in our expense ratio is primarily attributable to the increase in 2014 specific to compensation and related costs as well as interest expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2014 was 60.0% compared with 47.3% for the three months ended March 31, 2013.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined loss and expense ratio to gross premiums earned for the three months ended March 31, 2014 was 42.4% compared with 34.7% for the three months ended March 31, 2013.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms typically occur during the period from June 1 through November 30 each year. Moreover, with our reinsurance treaty year effective June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

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

Our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss adjustment expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

We believe that we maintain sufficient liquidity to pay HCPCI’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and also to fund operating expenses.

Senior Notes

Our long-term debt at March 31, 2014 consisted of 8% Senior Notes due 2020 (the “Notes”) and 3.875% Senior Convertible Notes due 2019 (the “Convertible Notes”), both of which were issued for gross proceeds of $40,250 and $103,000, respectively, during 2013. We pay $805 interest on the Notes quarterly on January 30, April 30, July 30 and October 30 and approximately $1,996 interest on the Convertible Notes semiannually in arrears on March 15 and September 15 of each year. See Note 6 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

On March 18, 2014, our Board of Directors approved a one-year plan to repurchase up to $40,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. See Note 11 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and “Part II – Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

Cash Flows

Cash Flows for the Three months ended March 31, 2014

Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $35,068, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $22,338 was primarily due to the purchases of available-for-sale securities of $27,015 offset by redemptions and repayments of fixed-maturity securities of $633, and the proceeds from sales of available-for-sale securities of $4,455. Net cash used in financing activities totaled $9,569, which was primarily due to $6,987 used in a share repurchase plan and $3,035 of net cash dividend payments.

Cash Flows for the Three months ended March 31, 2013

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $15,277, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash used in investing activities of $2,434 was primarily due to the purchases of available-for-sale securities of $2,653, and the purchase of $2,364 in property and equipment offset by redemptions and repayments of fixed-maturity securities of $1,237, and the proceeds from sales of available-for-sale securities of $1,398. Net cash provided by financing activities totaled $36,277, which was primarily due to approximately $40,250 from the sale of the Notes offset by $1,502 in related underwriting and issuance costs paid during the quarter and $2,493 of cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At March 31, 2014, we had $155,985 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014 and December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2014:

	Payment Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease (1)	$1,098	120	257	284	437
Service agreement (1)	198	22	46	51	79
Reinsurance contracts (2)	48,700	28,700	20,000	—	—
Long-term debt obligations (3)	182,526	7,211	14,423	117,422	43,470

Total	$232,522	36,053	34,726	117,757	43,986

(1)	Represents the lease and maintenance service agreement for office space in Noida, India. Liabilities were converted from India Rupee to U.S. dollars using the March 31, 2014 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year retrospective reinsurance contracts.
(3)	Amounts represent principal and interest payments over the life of the Notes due January 30, 2020 and the Convertible Notes due March 15, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements and related disclosures requires us to make judgments, assumptions and estimates to develop amounts reflected and disclosed in our financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates and such differences may be material.

We believe our critical accounting policies and estimates are those related to losses and loss adjustment expenses, reinsurance with retrospective provisions, deferred income taxes, and stock-based compensation expense. These policies are critical to the portrayal of our financial condition and operating results. They require management to make judgments and estimates about inherently uncertain matters. Material estimates that are particularly susceptible to significant change in the near term are related to our losses and loss adjustment expense reserves, which include amounts estimated for claims incurred but not yet reported, income taxes and reinsurance contracts with retrospective provisions.

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

The IBNR reserve represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2014, $22,263 of the total $43,597 we have reserved for losses and loss adjustment expenses is specific to our estimate of IBNR. The remaining $21,334 relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At March 31, 2014, $13,990 of the $21,334 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased slightly from $43,686 at December 31, 2013 to $43,597 at March 31, 2014. The $89 decrease in our Reserves is comprised of $12,307 in new reserves specific to the 2014 loss year offset by reductions in our Reserves of $9,520 for 2013 and $2,876 for 2012 and prior loss years. The $12,307 in Reserves established for 2014 claims is primarily due to the increase in our policy count and exposures. The decrease of $12,396 specific to our 2013 and prior loss-year reserves is due both to settlement of claims and favorable development related to those loss years. Factors that are attributable to favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves, a lower number of new claims reported than anticipated, and actual case development may be more favorable than originally anticipated.

Based on all information known to us, we believe our Reserves at March 31, 2014 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported to us. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

There were no benefits accrued for the three months ended March 31, 2013. For the three months ended March 31, 2014, we have accrued a benefit of $3,988 and deferred recognition of $1,496 in ceded premiums for a total reduction in 2014 ceded premiums of $5,484 in connection with these agreements. As of March 31, 2014, we have accrued a benefit of $12,803 and deferred recognition of $5,202 in ceded premiums, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements.

In addition to Reserves and reinsurance contracts, we believe our accounting policies specific to deferred income taxes and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2014. For the three months ended March 31, 2014, there have been no material changes with respect to any of our critical accounting policies.

Income Taxes

We account for income taxes in accordance with U.S. GAAP, resulting in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Valuation allowances are provided against assets that are not likely to be realized, if any. We have elected to classify interest and penalties, if any, as income tax expense as permitted by current accounting standards.

Stock-Based Compensation

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at March 31, 2014 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed primarily by investment companies and are overseen by the investment committee appointed by our board of directors.

Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the securities markets as well as the value of our investment portfolios.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2014 (in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$113,521	$(19,592)	(14.72)%
200 basis point increase	120,052	(13,061)	(9.81)%
100 basis point increase	126,583	(6,530)	(4.91)%
100 basis point decrease	139,536	6,423	4.82%
200 basis point decrease	145,599	12,486	9.38%
300 basis point decrease	150,325	17,212	12.93%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2014 (in thousands):

		% of		% of
		Total		Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$15,800	12	$16,243	12
AA+, AA, AA–	24,984	19	25,663	19
A+, A, A–	45,602	35	46,731	35
BBB+, BBB, BBB–	32,829	25	33,889	25
BB+, BB	8,402	6	8,510	6
Not rated	2,063	3	2,077	3

Total	$129,680	100	$133,113	100

Equity Price Risk

Our equity investment portfolio at March 31, 2014 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at March 31, 2014 (in thousands):

		% of
		Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$12,703	56
Energy	1,419	6
Other (1)	1,454	6

	15,576	68

Mutual funds and Exchange traded funds by type:
Debt	6,667	29
Equity	629	3

	7,296	32

Total	$22,872	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2014, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1a – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 12, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

The table below summarizes the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares and also the number of common shares repurchased under a share repurchase plan during the three months ended March 31, 2014 (share amounts not in thousands):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs (b)

January 31, 2014	7,017	$50.36	—	$—
February 28, 2014	—	$—	—	$—
March 31, 2014 (a)	210,836	$37.02	210,836	$32,200

	217,853	$37.45	210,836	$32,200

(a)	In March, 2014, our Board of Directors approved a one-year plan to repurchase up to $40,000 of common shares. See Note 11 — “Stockholders’ Equity” to our consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.
(b)	Represents the balances before commissions and fees at the end of each month.

Working Capital Restrictions and Other Limitations on Payment of Dividends

We are not subject to working capital restrictions or other limitations on the payment of dividends. Our insurance subsidiary, however, is subject to restrictions on the dividends it may pay. Those restrictions could impact HCI’s ability to pay future dividends.

Under Florida law, a domestic insurer such as our insurance subsidiary, HCPCI, may not pay any dividend or distribute cash or other property to its stockholder except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida statutes preclude our insurance subsidiary from making dividend payments or distributions to its stockholder, HCI, without prior approval of the Florida Office of Insurance Regulation (“FLOIR”) if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Form of 7% Series A Cumulative Redeemable Preferred Stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q (File No. 333-150513) filed August 7, 2013.

4.8	See Exhibits 3.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders. See also Exhibits 10.5, 10.6 and 10.7 defining certain rights of the recipients of stock options and other equity-based awards.

4.9	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.10	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

10.1	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company, Ltd. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 13, 2012.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2013 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Addendum No. 1 to Reimbursement Contract effective June 1, 2013 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.10	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.19	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (4). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (6). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.23	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (5). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.24**	Executive Employment Agreement dated March 8, 2012 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.25	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.26	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.31	PR-M Non-Bonus Assumption Agreement, dated September 20, 2012, by and between Homeowners Choice Property & Casualty Insurance Company and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.10 of our Form 8-K filed September 25, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013.

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013.

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013.

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013.

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013.

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013.

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013.

10.41	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.42	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (4). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.43	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2013, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (5). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.44	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.45	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.46	Reinstatement Premium Protection Agreement effective June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (3). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.47	Endorsement No 1, effective June 1, 2013, to Per Occurrence Excess of Loss Reinsurance contract dated June 1, 2013 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.48	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (aggregate). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.50	Excess of Loss Retrocession Contract, effective June 1, 2012, issued to Claddaugh Casualty Insurance Company Ltd. by Moksha Re SPC Ltd. (aggregate). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.51	Endorsement No. 1 Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by Moksha Re SPC Ltd. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013.

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013.

10.55	Purchase Agreement, dated December 5, 2013, by and between HCI Group, Inc. and JMP Securities LLC, as representative of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 6, 2013.

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

May 1, 2014	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 1, 2014	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.