Form 10-Q
period 2014-06-30
HCI Group, Inc.
filed 2014-08-06
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on July 24, 2014 was 11,202,338.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $117,944 and $110,738, respectively)	$122,430	$112,151
Equity securities, available for sale, at fair value (cost: $35,791 and $17,248, respectively)	37,812	17,649
Real estate investments	18,938	16,228

Total investments	179,180	146,028
Cash and cash equivalents	302,048	293,398
Accrued interest and dividends receivable	1,263	1,133
Premiums receivable	28,762	14,674
Prepaid reinsurance premiums	33,277	28,066
Deferred policy acquisition costs	20,083	14,071
Property and equipment, net	12,643	13,132
Other assets	22,399	15,814

Total assets	$599,655	$526,316

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$43,044	$43,686
Unearned premiums	206,657	171,907
Advance premiums	14,873	4,504
Assumed reinsurance balances payable	316	4,660
Accrued expenses	10,162	4,032
Dividends payable	3,111	19
Income taxes payable	103	543
Deferred income taxes, net	2,951	2,740
Long-term debt	128,205	126,932
Other liabilities	14,140	6,772

Total liabilities	423,562	365,795

Commitments and contingencies (Note 13)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 0 and 110,684 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 10,690,069 and 10,939,268 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	—	—
Additional paid-in capital	36,511	48,966
Retained income	135,585	110,441
Accumulated other comprehensive income, net of taxes	3,997	1,114

Total stockholders’ equity	176,093	160,521

Total liabilities and stockholders’ equity	$599,655	$526,316

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue

Gross premiums earned	$91,221	$81,952	$185,109	$164,499
Premiums ceded	(28,572)	(24,617)	(56,080)	(46,613)

Net premiums earned	62,649	57,335	129,029	117,886

Net investment income	1,481	295	2,540	434
Policy fee income	638	1,426	895	2,198
Net realized investment gains (losses)	1,167	(8)	1,171	12
Other	349	285	766	614

Total revenue	66,284	59,333	134,401	121,144

Expenses

Losses and loss adjustment expenses	18,383	17,414	36,948	33,286
Policy acquisition and other underwriting expenses	9,559	7,308	18,688	13,276
Interest expense	2,609	846	5,183	1,532
Other operating expenses	9,350	7,358	18,889	13,473

Total expenses	39,901	32,926	79,708	61,567

Income before income taxes	26,383	26,407	54,693	59,577

Income tax expense	9,953	10,172	20,643	22,955

Net income	$16,430	$16,235	$34,050	$36,622

Preferred stock dividends	1	(32)	4	(66)

Income available to common stockholders	$16,431	$16,203	$34,054	$36,556

Basic earnings per common share	$1.53	$1.44	$3.14	$3.31

Diluted earnings per common share	$1.39	$1.40	$2.84	$3.20

Dividends per common share	$0.27	$0.23	$0.55	$0.45

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$16,430	$16,235	$34,050	$36,622

Other comprehensive income (loss):
Change in unrealized gain on investments:
Unrealized gain (loss) arising during the period	3,541	(1,458)	5,847	(1,183)
Call and repayment losses charged to investment income	2	3	17	18
Reclassification adjustment for realized (gains) losses	(1,167)	8	(1,171)	(12)

Net change in unrealized gain (loss)	2,376	(1,447)	4,693	(1,177)
Deferred income taxes on above change	(917)	559	(1,810)	454

Total other comprehensive income (loss)	1,459	(888)	2,883	(723)

Comprehensive income	$17,889	$15,347	$36,933	$35,899

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$34,050	$36,622
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,333	1,474
Net amortization of premiums on investments in fixed-maturity securities	440	134
Depreciation and amortization	2,436	1,045
Deferred income taxes (benefits)	(1,384)	5,831
Net realized investment gains	(1,171)	(12)
Income from real estate investments	(5)	—
Gain on sale of real estate investment	(1)	—
Foreign currency remeasurement (gain) loss	(12)	44
Changes in operating assets and liabilities:
Premiums and reinsurance receivable	(14,088)	(17,663)
Advance premiums	10,369	7,244
Prepaid reinsurance premiums	(5,211)	(22,124)
Accrued interest and dividends receivable	(130)	(35)
Other assets	(6,457)	(3,431)
Assumed reinsurance balances payable	(4,344)	89
Deferred policy acquisition costs	(6,012)	(8,576)
Losses and loss adjustment expenses	(642)	3,581
Unearned premiums	34,750	37,197
Income taxes payable	(440)	(8,689)
Accrued expenses and other liabilities	13,449	9,810

Net cash provided by operating activities	59,930	42,541

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	(2,591)	—
Purchase of property and equipment, net	(166)	(2,692)
Purchase of real estate investments	(312)	(115)
Purchase of fixed-maturity securities	(28,382)	(8,601)
Purchase of equity securities	(24,141)	(2,582)
Proceeds from sales of fixed-maturity securities	19,962	1,359
Proceeds from calls, repayments and maturities of fixed-maturity securities	1,630	1,736
Proceeds from sales of equity securities	5,930	1,313
Proceeds from sales of real estate investments	1	—

Net cash used in investing activities	(28,069)	(9,582)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	40,250
Proceeds from the exercise of common stock options	125	—
Cash dividends paid	(6,319)	(5,094)
Cash dividends received under share repurchase forward contract	342	—
Repurchases of common stock	(597)	(235)
Repurchases of common stock under share repurchase plan	(17,810)	—
Redemption of Series A preferred stock	(34)	—
Debt issuance costs	(234)	(1,525)
Tax benefits on stock-based compensation	1,304	280

Net cash (used in) provided by financing activities	(23,223)	33,676

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013

Effect of exchange rate changes on cash	12	(37)

Net increase in cash and cash equivalents	8,650	66,598
Cash and cash equivalents at beginning of period	293,398	230,214

Cash and cash equivalents at end of period	$302,048	$296,812

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21,050	$25,535

Cash paid for interest	$2,652	$921

Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$2,883	$(723)

Conversion of Series A Preferred Stock to common stock	$991	$435

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2014

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity

Balance at December 31, 2013	110,684	$—	10,939,268	$—	$48,966	$110,441	$1,114	$160,521
Net income	—	—	—	—	—	34,050	—	34,050
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	2,883	2,883
Conversion of preferred stock to common stock	(107,298)	—	107,298	—	—	—	—	—
Issuance of restricted stock	—	—	98,720	—	—	—	—	—
Exercise of common stock options	—	—	50,000	—	125	—	—	125
Forfeiture of restricted stock	—	—	(3,330)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(13,541)	—	(597)	—	—	(597)
Repurchase and retirement of common stock under share repurchase plan	—	—	(488,346)	—	(17,810)	—	—	(17,810)
Redemption of Series A preferred stock	(3,386)	—	—	—	(25)	(9)	—	(34)
Deferred taxes on debt discount	—	—	—	—	215	—	—	215
Common stock dividends	—	—	—	—	—	(8,901)	—	(8,901)
Preferred stock dividends	—	—	—	—	—	4	—	4
Tax benefits on stock-based compensation	—	—	—	—	1,304	—	—	1,304
Stock-based compensation	—	—	—	—	4,333	—	—	4,333

Balance at June 30, 2014	—	$—	10,690,069	$—	$36,511	$135,585	$3,997	$176,093

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Six Months Ended June 30, 2013

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity

Balance at December 31, 2012	241,182	$—	10,877,537	$—	$63,875	$55,758	$1,620	$121,253
Net income	—	—	—	—	—	36,622	—	36,622
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	(723)	(723)
Conversion of preferred stock to common stock	(49,432)	—	49,432	—	—	—	—	—
Issuance of restricted stock	—	—	544,000	—	—	—	—	—
Forfeiture of restricted stock	—	—	(29,080)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(7,673)	—	(235)	—	—	(235)
Common stock dividends	—	—	—	—	—	(5,020)	—	(5,020)
Preferred stock dividends	—	—	—	—	—	(66)	—	(66)
Tax benefits on stock-based compensation	—	—	—	—	280	—	—	280
Stock-based compensation	—	—	—	—	1,474	—	—	1,474

Balance at June 30, 2013	191,750	$—	11,434,216	$—	$65,394	$87,294	$897	$153,585

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2014. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Form 10-K, which was filed with the SEC on March 12, 2014.

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

Acquisition, Development and Construction Loan Arrangement

The Company has an acquisition, development and construction loan arrangement (“ADC Arrangement”) under which it provides financing to a property developer for the acquisition, development, and construction of a retail shopping center. The Company also expects to participate in the residual profit resulting from the ultimate sale or other use of the property. Classification and accounting for the ADC Arrangement as a loan, an investment in real estate, or joint venture is determined by the Company’s evaluation of the characteristics and the risks and rewards of the ADC Arrangement. If the Company expects to receive more than 50% of the residual profit from the ADC arrangement and it has characteristics similar to a real estate investment, the costs of the real estate project will be capitalized and interest will be recognized in net investment income (see Note 3 — “Investments”).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

In addition, the Company considers any rights or features embedded in the ADC Arrangement that may require bifurcation and derivative accounting. Due to its participation in the expected residual profit, which is deemed a variable interest, the Company evaluates its involvements in the design and essential activities of the entity to which the Company provides financing for possible consolidation as the primary beneficiary under the Variable Interest Model prescribed by the Financial Accounting Standards Board (“FASB”).

Any subsequent changes in terms, rights or the developer’s equity interest that may result in a reclassification or a change in the accounting treatment of the ADC Arrangement will be evaluated. The Company will continually assess the collectability of principal, accrued interest and fees.

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2014-12. In June 2014, the FASB issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), Compensation – Stock Compensation (Topic 718). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. ASU 2014-12 is effective for all entities for reporting periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Although the Company has share-based awards with performance targets, none of the awards permit vesting when a performance target is achieved after termination of an employee’s service. Adoption of this guidance had no effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2014-09. In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 also amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer to be consistent with the guidance on recognition and measurement in this Update. ASU 2014-09 is effective for public entities for reporting periods beginning after December 15, 2016. Early adoption is not permitted. While the guidance specifically excludes revenues from insurance contracts, investments and financial instruments from the scope of the new guidance, the guidance will be applicable to the Company’s other forms of revenue not specifically exempted from the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 3 — Investments

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At June 30, 2014 and December 31, 2013, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of June 30, 2014
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,460	$49	$—	$1,509
Corporate bonds	27,954	928	(9)	28,873
Commercial mortgage-backed securities	11,295	501	(37)	11,759
State, municipalities, and political subdivisions	70,601	2,964	(28)	73,537
Redeemable preferred stock	6,634	120	(2)	6,752

Total	117,944	4,562	(76)	122,430
Equity securities	35,791	2,387	(366)	37,812

Total available-for-sale securities	$153,735	$6,949	$(442)	$160,242

As of December 31, 2013
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$4,549	$37	$(22)	$4,564
Corporate bonds	25,139	484	(219)	25,404
Commercial mortgage-backed securities	10,929	499	(96)	11,332
State, municipalities, and political subdivisions	69,715	917	(181)	70,451
Redeemable preferred stock	406	5	(11)	400

Total	110,738	1,942	(529)	112,151
Equity securities	17,248	920	(519)	17,649

Total available-for-sale securities	$127,986	$2,862	$(1,048)	$129,800

As of June 30, 2014 and December 31, 2013, $111 and $105, respectively, of U.S. Treasury securities relate to a statutory deposit held in trust for the Treasurer of Alabama.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
As of June 30, 2014
Available-for-sale
Due in one year or less	$2,218	$2,230
Due after one year through five years	31,124	31,764
Due after five years through ten years	58,468	60,968
Due after ten years	14,839	15,709
Commercial mortgage-backed securities	11,295	11,759

	$117,944	$122,430

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Amortized Cost	Estimated Fair Value
As of December 31, 2013
Available-for-sale
Due in one year or less	$2,366	$2,381
Due after one year through five years	24,829	25,145
Due after five years through ten years	59,083	59,582
Due after ten years	13,531	13,711
Commercial mortgage-backed securities	10,929	11,332

	$110,738	$112,151

Investment Sales

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2014 and 2013 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2014
Fixed-maturity securities	$18,271	$799	$—

Equity securities	$3,166	$433	$(65)

Three months ended June 30, 2013
Fixed-maturity securities	$322	$2	$(3)

Equity securities	$952	$44	$(51)

Six months ended June 30, 2014
Fixed-maturity securities	$19,962	$864	$(9)

Equity securities	$5,930	$508	$(192)

Six months ended June 30, 2013
Fixed-maturity securities	$1,359	$34	$(3)

Equity securities	$1,313	$64	$(83)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of June 30, 2014	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value

Fixed-maturity securities
Corporate bonds	$(4)	$999	$(5)	$1,227	$(9)	$2,226
Commercial mortgage-backed securities	(3)	640	(34)	1,396	(37)	2,036
State, municipalities, and political subdivisions	(8)	2,220	(20)	203	(28)	2,423
Redeemable preferred stock	(2)	759	—	49	(2)	808

Total fixed-maturity securities	(17)	4,618	(59)	2,875	(76)	7,493
Equity securities	(184)	10,099	(182)	2,035	(366)	12,134

Total available-for-sale securities	$(201)	$14,717	$(241)	$4,910	$(442)	$19,627

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2013	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value

Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(22)	$3,291	$—	$—	$(22)	$3,291
Corporate bonds	(212)	9,502	(7)	230	(219)	9,732
Commercial mortgage-backed securities	(96)	2,179	—	—	(96)	2,179
State, municipalities, and political subdivisions	(181)	20,233	—	—	(181)	20,233
Redeemable preferred stock	(11)	239	—	—	(11)	239

Total fixed-maturity securities	(522)	35,444	(7)	230	(529)	35,674
Equity securities	(273)	10,742	(246)	1,069	(519)	11,811

Total available-for-sale securities	$(795)	$46,186	$(253)	$1,299	$(1,048)	$47,485

The Company believes there are no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest-rate changes. It is expected that the securities will not be settled at a price less than the par value of the investments. In determining whether equity securities are other-than-temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at June 30, 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Real Estate Investments

Real estate investments consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Land	$11,476	$11,299
Land improvements	1,399	1,351
Buildings	3,097	3,022
Other	1,273	1,262

Total, at cost	17,245	16,934
Less: accumulated depreciation and amortization	(903)	(706)

Real estate, net	16,342	16,228
ADC Arrangement classified as real estate investment	2,596	—

Real estate investments	$18,938	$16,228

Depreciation and amortization expense related to real estate investments was $100 and $96, respectively, for the three months ended June 30, 2014 and 2013 and $198 and $191, respectively, for the six months ended June 30, 2014 and 2013.

Acquisition, Development and Construction Loan Arrangement (“ADC Arrangement”)

In June 2014, the Company’s wholly owned subsidiary, Greenleaf Capital, LLC, entered into an ADC Arrangement under which it agreed to provide financing up to a maximum of $9,785 for the acquisition, development and construction of a retail shopping center and appurtenant facilities. Greenleaf Capital has an option to purchase the property when the construction project is completed contingent upon tenant rental commitments for at least 90% of rentable space being secured by the developer. The purchase price is calculated at maturity of the loan using a predetermined capitalization rate and the projected net operating income of the developed property. The loan has an initial term of 24 months and can be extended for an additional 12 months if the purchase option is not exercised by Greenleaf Capital. Prepayment is not permitted while the ADC Arrangement is in effect. The loan bears a fixed annual interest rate of 6% due monthly in arrears. The loan agreement is secured by a) a first mortgage on the land and improvements, b) assignment of all leases, rents, issues, and profits from the land and improvements, and c) personal guarantees.

Under this ADC Arrangement, Greenleaf Capital will provide substantially all necessary funds to complete the development and Greenleaf Capital will receive the entire residual profit of the developed property if it exercises the purchase option. The developer may make multiple draws on the credit facility as the construction progresses. Based on the characteristics of this ADC Arrangement which are similar to those of an investment, combined with the expected residual profit being greater than 50%, the arrangement is accounted for and reported in the balance sheet as a real estate investment. All project costs associated with the ADC Arrangement are capitalized. The loan commitment fee received by Greenleaf Capital is deferred and recognized in investment income on a straight-line basis over the term of the loan agreement.

Because of the purchase option and the substantial financial support provided by Greenleaf Capital, the developer who has no equity interest in the property is a variable interest entity (“VIE”). However, Greenleaf Capital’s involvement is solely as the lender on the mortgage loan with

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

protective rights as the lender. Greenleaf Capital does not have power to direct the activities that most significantly impact economic performance of the VIE. As a result, Greenleaf Capital is not the primary beneficiary and is not required to consolidate the VIE. At June 30, 2014, the Company’s maximum exposure to loss relating to the VIE was $2,596 representing the carrying value of the ADC Arrangement.

In addition, Greenleaf Capital determined that the option to purchase the entire developed property is not a derivative financial instrument pursuant to U.S. GAAP. As such, the embedded feature is not required to be bifurcated and the fair value accounting for the embedded feature at each reporting date is not applicable.

Note 4 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value but does not elect the fair value option for the ADC Arrangement and its long-term debt. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2	-	Other inputs that are observable for the asset and liability, either directly or indirectly.
Level 3	-	Inputs that are unobservable.

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis, the estimated fair values of the real estate investment under the ADC Arrangement, and long-term debt that are reflected in the financial statements at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2014
Financial Assets:
Cash and cash equivalents	$302,048	$—	$—	$302,048

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	668	841	—	1,509
Corporate bonds	27,875	998	—	28,873
Commercial mortgage-backed securities	—	11,759	—	11,759
State, municipalities, and political subdivisions	—	73,537	—	73,537
Redeemable preferred stock	6,752	—	—	6,752

Total fixed-maturity securities	35,295	87,135	—	122,430
Equity securities	37,812	—	—	37,812

Total available-for-sale securities	73,107	87,135	—	160,242

ADC Arrangement classified as real estate investment	—	—	2,522	2,522

Total	$375,155	$87,135	$2,522	$464,812

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$43,422	$—	$43,422
3.875% Convertible senior notes	—	—	99,642	99,642

Total long-term debt	$—	$43,422	$99,642	$143,064

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

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

Valuation Methodology

ADC Arrangement Classified as Real Estate Investment. As described in Note 3 — “Investments” under ADC Arrangement, the ADC Arrangement represents a financing agreement with a purchase option between Greenleaf Capital and a property developer. Based on the characteristics of this ADC Arrangement which are similar to those of an investment, combined with the expected residual profit being greater than 50%, the arrangement is included in real estate investments at its carrying value in the balance sheet. Projected future cash inflows at maturity are discounted using a prevailing borrowing rate to estimate its fair value that relies on Level 3 inputs.

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2014. During the year ended December 31, 2013, $10,684 of municipal bonds was transferred into Level 2 from Level 1.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 5 — Other Assets

The following table summarizes the Company’s other assets:

	June 30, 2014	December 31, 2013
Benefits receivable related to retrospective reinsurance contracts	$15,324	$8,815
Deferred costs related to retrospective reinsurance contracts	353	194
Deferred offering costs on senior notes issued in 2013	3,983	4,305
Prepaid expenses	1,736	771
Other	1,003	1,729

Total other assets	$22,399	$15,814

In June 2014, the Company received $1,485 under the terms of one of the retrospective reinsurance contracts, which terminated May 31, 2014.

Note 6 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	June 30, 2014	December 31, 2013

8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019*	87,955	86,682

Total long-term debt	$128,205	$126,932

*	net carrying value

For the three months ended June 30, 2014 and 2013, interest expense included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $2,609 and $846, respectively, the amounts of which included non-cash interest expense of $806 and $41, respectively. For the six months ended June 30, 2014 and 2013, interest expense of $5,183 and $1,532, respectively, included non-cash interest expense of $1,588 and $74, respectively. As of June 30, 2014, the remaining amortization period of the debt discount was 4.7 years.

Note 7 — Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance and quota share treaties. The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance taking into consideration probable maximum losses and reinsurance market conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The impact of the catastrophe excess of loss reinsurance and quota share treaties on premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Premiums Written:
Direct	$141,280	$132,923	$220,942	$203,772
Assumed	(360)	(476)	(1,083)	(2,076)

Gross written	140,920	132,447	219,859	201,696
Ceded	(28,572)	(24,617)	(56,080)	(46,613)

Net premiums written	$112,348	$107,830	$163,779	$155,083

Premiums Earned:
Direct	$81,761	$64,826	$160,281	$117,953
Assumed	9,460	17,126	24,828	46,546

Gross earned	91,221	81,952	185,109	164,499
Ceded	(28,572)	(24,617)	(56,080)	(46,613)

Net premiums earned	$62,649	$57,335	$129,029	$117,886

During the three and six months ended June 30, 2014 and 2013, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At June 30, 2014 and December 31, 2013, prepaid reinsurance premiums related to 28 and 27 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of June 30, 2014 and December 31, 2013.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. These adjustments are reflected in the statements of income as net reductions in ceded premiums of $5,056 and $1,301, respectively, for the three months ended June 30, 2014 and 2013 and $10,540 and $1,301, respectively, for the six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, other assets included $15,677 and $9,009, respectively, and prepaid reinsurance premiums included $5,898 and $3,512, respectively, which are related to these adjustments.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 8 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance, beginning of period	$43,597	$41,751	$43,686	$41,168

Incurred related to:
Current period	18,648	18,431	37,562	35,362
Prior period	(265)	(1,017)	(614)	(2,076)

Total incurred	18,383	17,414	36,948	33,286

Paid related to:
Current period	(12,228)	(9,520)	(18,835)	(13,252)
Prior period	(6,708)	(4,896)	(18,755)	(16,453)

Total paid	(18,936)	(14,416)	(37,590)	(29,705)

Balance, end of period	$43,044	$44,749	$43,044	$44,749

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the three and six months ended June 30, 2014, the Company experienced favorable development of $265 and $614, respectively, with respect to its net unpaid losses and loss adjustment expenses established as of March 31, 2014 and December 31, 2013. Factors attributable to this favorable development include a lower severity of claims and reduced frequency of claims.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 9 — Income Taxes

During the three months ended June 30, 2014 and 2013, the Company recorded approximately $9,953 and $10,172, respectively, of income taxes, which resulted in estimated annual effective tax rates of 37.7% and 38.5%, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded approximately $20,643 and $22,955, respectively, of income taxes, which resulted in estimated annual effective tax rates of 37.7% and 38.5%, respectively. The slight decrease in the 2014 effective tax rate was attributable to an increase related to the investment income earned on tax-exempt securities. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items. The Company’s 2011 federal income tax return is currently being examined by the Internal Revenue Service. In addition, as of April 18, 2014, the Florida Department of Revenue completed an audit of the state income tax returns filed for 2010, 2011, and 2012. The audit resulted in no material changes to the state income taxes originally reported.

Note 10 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$16,430			$16,235

Less: Preferred stock dividends	1			(32)
Less: Income attributable to participating securities	(1,203)			(763)

Basic Earnings Per Share:
Income allocated to common stockholders	15,228	9,925	$1.53	15,440	10,687	$1.44

Effect of Dilutive Securities:
Stock options	—	133		—	162
Convertible preferred stock	(1)	3		32	199
Convertible senior notes	1,081	1,649		—	—

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$16,308	11,710	$1.39	$15,472	11,048	$1.40

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$34,050			$36,622

Less: Preferred stock dividends	4			(66)
Less: Income attributable to participating securities	(2,386)			(1,274)

Basic Earnings Per Share:
Income allocated to common stockholders	31,668	10,092	$3.14	35,282	10,669	$3.31

Effect of Dilutive Securities:
Stock options	—	141		—	160
Convertible preferred stock	(4)	41		66	210
Convertible senior notes	2,152	1,649		—	—

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$33,816	11,923	$2.84	$35,348	11,039	$3.20

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 11 — Stockholders’ Equity

Common Stock

Effective March 18, 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. The repurchase plan allows the Company to repurchase shares from time to time through March 31, 2015. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three and six months ended June 30, 2014, the Company repurchased and retired a total of 277,510 and 488,346 shares, respectively, at a weighted average price per share of $36.03 and $36.45, respectively, under this authorized repurchase plan. The total costs of shares repurchased, inclusive of fees and commissions, during the three and six months ended June 30, 2014 were $10,005, or $36.05 per share, and $17,810, or $36.47 per share, respectively. At June 30, 2014, a total of $22,200 is available in connection with this plan.

On June 26, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends are payable on September 19, 2014 to stockholders of record on August 15, 2014.

Preferred Stock

On February 4, 2014, the Company announced its Board of Directors fixed April 1, 2014 as the cancellation date for the conversion rights on its 7% Series A cumulative convertible preferred stock. The Company later extended the conversion privilege in April 2014. On June 2, 2014, 3,386 shares of Series A Preferred were redeemed at $10 per share. During the three and six months ended June 30, 2014, holders of 6,820 and 107,298 shares of Series A Preferred converted their Series A Preferred shares to 6,820 and 107,298 shares of common stock, respectively. As of June 30, 2014, no shares of Series A Preferred were outstanding.

Note 12 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock options and restricted stock granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is available for future grants. At June 30, 2014, there were 4,248,960 shares available for grant under the 2012 plan.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and six months ended June 30, 2014 and 2013 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2014	280,000	$2.91	3.9 years	$14,166
Exercised	(50,000)	$2.50

Outstanding at March 31, 2014	230,000	$3.00	3.8 years	$7,683

Outstanding at June 30, 2014	230,000	$3.00	3.5 years	$8,649

Exercisable at June 30, 2014	230,000	$3.00	3.5 years	$8,649

Outstanding at January 1, 2013	280,000	$2.91	4.9 years	$5,007
Outstanding at March 31, 2013	280,000	$2.91	4.7 years	$6,816

Outstanding at June 30, 2013	280,000	$2.91	4.4 years	$7,788

Exercisable at June 30, 2013	270,000	$2.78	4.3 years	$7,543

The following table summarizes information about options exercised for the three and six months ended June 30, 2014 and 2013 (option amounts not in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options exercised	—	—	50,000	—
Total intrinsic value of exercised options	—	—	$1,970	—
Fair value of vested stock options	$17	$17	$17	$17
Tax benefits realized	—	—	$603	—

The Company recognized compensation expense related to stock options, which is included in other operating expenses, of approximately $1 and $5, respectively, for the three months ended June 30, 2014 and 2013 and $6 and $9, respectively, for the six months ended June 30, 2014 and 2013. At June 30, 2014, there was no unrecognized compensation expense related to stock options. Deferred tax benefits related to stock options for the three and six months ended June 30, 2014 and 2013 were immaterial.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2014 and 2013 is as follows (share amounts not in thousands):

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2014	735,650	$25.48
Granted	98,720	$48.42
Vested	(21,825)	$21.56
Forfeited	(505)	$32.20

Nonvested at March 31, 2014	812,040	$28.37

Vested	(32,000)	$12.95
Forfeited	(2,825)	$43.43

Nonvested at June 30, 2014	777,215	$28.95

Nonvested at January 1, 2013	246,320	$14.54
Forfeited	(920)	$21.56

Nonvested at March 31, 2013	245,400	$14.51

Granted	544,000	$26.58
Vested	(29,000)	$13.06
Forfeited	(28,160)	$14.68

Nonvested at June 30, 2013	732,240	$23.53

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $2,247 and $1,080, respectively, for the three months ended June 30, 2014 and 2013 and $4,327 and $1,465, respectively, for the six months ended June 30, 2014 and 2013. At June 30, 2014 and 2013, there was approximately $14,071 and $15,364, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 25 months. The following table summarizes information about deferred tax benefits recognized related to restricted stock awards as well as their paid dividends and the fair value of vested restricted stock for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Deferred tax benefits recognized	$950	$478	$1,828	$648
Fair value of vested restricted stock	$414	$379	$885	$379

During the three and six months ended June 30, 2014, none of the awards were issued with market-based conditions. The following presents assumptions used in a Monte Carlo simulation model to determine the fair value of the awards with market-based conditions for the three and six months ended June 30, 2013:

Expected dividends per share	$ 0.90
Expected volatility	41.5 – 51.6%
Risk-free interest rate	0.0 – 2.0%
Estimated cost of capital	9.3%
Expected life (in years)	6.00

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 13 — Commitments and Contingencies

Financing Commitment

As described in Note 3 — “Investments” under ADC Arrangement, the Company is contractually committed to provide financing to a property developer for real estate acquisition, development and construction. At June 30, 2014, $7,194 of the available commitment was unused by the property developer.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily relate to the disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which includes interest through September 10, 2013, approximates $1,913. Management has held discussions with the FDR staff and continues working with the Department to resolve this matter. The Company is confident in the merits of its position in claiming the Florida salary credits and intends to vigorously defend its position. As such, and based on the current status of and likelihood of final resolution, the Company has no amount accrued as of June 30, 2014 related to this contingency.

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

Note 14 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd., the Company’s Bermuda domiciled captive reinsurer has reinsurance treaties with Oxbridge Reinsurance Limited whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2013 through May 31, 2014, Oxbridge assumed $10,100 of the total covered exposure for approximately $4,900 in premiums. With respect to the period from June 1, 2014 through May 31, 2015, Oxbridge assumed $17,800 of the total covered exposure for approximately $4,935 in premiums. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into a trust account to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets may be withdrawn by HCPCI, the trust beneficiary, in the event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Prior to June 1, 2014, Claddaugh also had one reinsurance treaty with Moksha Re SPC Ltd. and multiple capital partners whereby a portion of the business assumed from HCPCI was ceded by Claddaugh to Moksha. With respect to the period from June 1, 2013 through May 31, 2014, Moksha assumed approximately $15,400 of the total covered exposure for approximately $4,300 in premiums, a rate which management believes to be competitive with market rates available to Claddaugh. The $4,300 premium was fully paid by Claddaugh on June 27, 2013. Moksha deposited funds into a trust account to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Among the Moksha capital partner participants are the Company’s chief executive officer, Paresh Patel, and certain of his immediate family members and Sanjay Madhu, one of the Company’s non-employee directors. This agreement terminated effective May 31, 2014 and has not been renewed.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries.

All dollar amounts, except per share amounts stated in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands unless specified otherwise.

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effects of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; changes in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; and other risks and uncertainties detailed herein and from time to time in our SEC reports.

OVERVIEW – General

HCI Group, Inc. owns subsidiaries engaged in property and casualty insurance, information technology, real estate and reinsurance. Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage our operations under one business segment, which includes the following operations:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Information technology

•	Real estate

For the three months ended June 30, 2014 and 2013, revenues from property and casualty insurance operations represented 95.6% and 94.9%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2014 and 2013, revenues from property and casualty insurance operations represented 95.9% and 94.8%, respectively, of total revenues of all operating segments. As a result, our property and casualty insurance operations are our only reportable operating segment.

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

HCPCI began operations in 2007 by participating in a “take-out program,” which is a legislatively mandated program designed to encourage private insurance companies to assume policies from Citizens Property Insurance Corporation, a Florida state-supported insurer. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens and one from HomeWise Insurance Company. This growth track has been beneficial to us in terms of reduced policy acquisition costs and periods of lower reinsurance costs. Even though expanding our policyholder base through opportunistic assumptions continues to be important to our growth plan, we plan to seek other opportunities to expand and to provide new or additional product offerings. In January 2014, HCPCI began offering flood coverage on a limited basis as a policy endorsement to eligible new and pre-existing Florida customers.

As part of our plan for geographical expansion into other states, Homeowners Choice Assurance Company, Inc. (“HCA”) was organized to enter the Alabama property and casualty insurance market. HCA was approved and licensed by the Alabama Department of Insurance in August 2013. HCA expects to begin writing policies during 2015.

Reinsurance

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd., which participates in HCPCI’s reinsurance program.

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

Some of the technologies originally developed in-house for our own insurance operations have been launched for use by third parties. ExzeoTM is a free to join, web-based application available at Exzeo.com that enables seamless integration between organizations, co-workers and business partners. Exzeo allows users to manage projects through communication and collaboration with other participants in a real-time work environment.

We recently introduced to a selected group of independent insurance agents our new web-based tool called PropletTM. Agents can search a property’s insurance-related information such as wind mitigation reports, inspection reports, claims activity reports or flood zone areas by name, address or by dropping a pin on a specific location on a map interface. In addition, agents can get an instant insurance quote from HCPCI via Proplet. We plan to continually improve this technology as part of our commitment to exceptional service to policyholders and agents.

Real Estate

Our real estate operations consist of several properties we own including our headquarters building in Tampa, Florida and a secondary insurance operations site in Ocala, Florida. In addition, the Ocala location serves as our alternative site in the event we experience any significant disruption at our headquarters building. We also own investment real estate in Treasure Island, Florida and Tierra Verde, Florida with a combined 20 acres of waterfront property.

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

In June 2014, the Company’s wholly owned subsidiary, Greenleaf Capital, LLC, entered into an Acquisition, Development and Construction loan arrangement (“ADC Arrangement”) under which it agreed to provide financing up to a maximum of $9,785 for the acquisition, development and construction of a retail shopping center and appurtenant facilities. Greenleaf Capital has an option to purchase the property when the construction project is completed contingent upon tenant rental commitments for at least 90% of rentable space being secured by the developer. We believe this opportunity will enable us to grow our real estate portfolio and diversify our future sources of income. See Note 3 — “Investments” under ADC Arrangement to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Recent Events

On June 26, 2014, our Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends are payable on September 19, 2014 to stockholders of record on August 15, 2014.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating Revenue
Gross premiums earned	$91,221	$81,952	$185,109	$164,499
Premiums ceded	(28,572)	(24,617)	(56,080)	(46,613)

Net premiums earned	62,649	57,335	129,029	117,886

Net investment income	1,481	295	2,540	434
Policy fee income	638	1,426	895	2,198
Net realized investment gains (losses)	1,167	(8)	1,171	12
Other income	349	285	766	614

Total operating revenue	66,284	59,333	134,401	121,144

Operating Expenses
Losses and loss adjustment expenses	18,383	17,414	36,948	33,286
Policy acquisition and other underwriting expenses	9,559	7,308	18,688	13,276
Interest expense	2,609	846	5,183	1,532
Other operating expenses	9,350	7,358	18,889	13,473

Total operating expenses	39,901	32,926	79,708	61,567

Income before income taxes	26,383	26,407	54,693	59,577
Income tax expense	9,953	10,172	20,643	22,955

Net income	$16,430	$16,235	$34,050	$36,622
Preferred stock dividends	1	(32)	4	(66)

Income available to common stockholders	$16,431	$16,203	$34,054	$36,556

Ratios to Net Premiums Earned:
Loss Ratio	29.34%	30.37%	28.64%	28.24%
Expense Ratio	34.35%	27.06%	33.14%	23.99%

Combined Ratio	63.69%	57.43%	61.78%	52.23%

Ratios to Gross Premiums Earned:
Loss Ratio	20.15%	21.25%	19.96%	20.23%
Expense Ratio	23.59%	18.93%	23.10%	17.20%

Combined Ratio	43.74%	40.18%	43.06%	37.43%

Per Share Data:
Basic earnings per common share	$1.53	$1.44	$3.14	$3.31

Diluted earnings per common share	$1.39	$1.40	$2.84	$3.20

Comparison of the Three Months ended June 30, 2014 to the Three Months ended June 30, 2013

Our results of operations for the three months ended June 30, 2014 reflect income available to common stockholders of $16,431, or $1.39 earnings per diluted common share, compared with $16,203, or $1.40 earnings per diluted common share, for the three months ended June 30, 2013.

Revenue

Gross Premiums Earned for the three months ended June 30, 2014 and 2013 were $91,221 and $81,952, respectively. The $9,269 increase over the corresponding period in 2013 was primarily attributable to revenue from the Citizens assumption completed in November 2013.

Premiums Ceded for the three months ended June 30, 2014 and 2013 were approximately $28,572 and $24,617, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed thresholds defined by our catastrophe excess of loss reinsurance treaties. For the three months ended June 30, 2014 and 2013, premiums ceded reflect reductions of $5,056 and $1,301, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 31.3% and 30.0% of gross premiums earned during the three months ended June 30, 2014 and 2013, respectively.

Net Premiums Written during the three months ended June 30, 2014 and 2013 totaled $112,348 and $107,830, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the three months ended June 30, 2014 and 2013 were $62,649 and $57,335, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
Net Premiums Written	$112,348	$107,830
Increase in Unearned Premiums	(49,699)	(50,495)

Net Premiums Earned	$62,649	$57,335

Net Investment Income for the three months ended June 30, 2014 and 2013 was $1,481 and $295, respectively. The increase in 2014 is primarily due to the increase in our investment portfolio, which has grown from $66,468 at June 30, 2013 to $179,180 at June 30, 2014.

Policy Fee Income for the three months ended June 30, 2014 and 2013 was $638 and $1,426, respectively. The decrease in 2014 from the corresponding period is primarily attributable to the change in the fourth quarter of 2013 in the method of recognizing policy fees, which are recognized ratably over the policy coverage period.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $18,383 and $17,414, respectively, during the three months ended June 30, 2014 and 2013. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2014 and 2013 of $9,559 and $7,308, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes and brokerage fees. The $2,251 increase from the corresponding period in 2013 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens in 2012 and 2013 that have renewed and are included in 2014 direct written premiums.

Interest Expense for the three months ended June 30, 2014 and 2013 was $2,609 and $846, respectively. The $1,763 increase was a result of the 3.875% convertible debt offering completed in December 2013.

Other Operating Expenses for the three months ended June 30, 2014 and 2013 were $9,350 and $7,358, respectively. The $1,992 increase is primarily attributable to a $2,075 increase in compensation and related expenses of which $1,485 relates to stock-based compensation and accrued bonus expense. As of June 30, 2014, we had 176 employees located at our headquarters in Florida compared with 161 employees as of June 30, 2013. We also had 82 employees located in Noida, India at June 30, 2014 versus 64 at June 30, 2013.

Income Tax Expense for the three months ended June 30, 2014 and 2013 were $9,953 and $10,172, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 37.7% for 2014 and 38.5% for 2013. The slight decrease in the 2014 effective tax rate was primarily attributable to investment income on tax-exempt securities.

Ratios:

The loss ratio applicable to the three months ended June 30, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 29.3% compared with 30.4% for the three months ended June 30, 2013. (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the three months ended June 30, 2014 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 34.4% compared with 27.0% for the three months ended June 30, 2013. The increase in our expense ratio is primarily attributable to the increase in 2014 specific to compensation and related costs and interest expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2014 was 63.7% compared with 57.4% for the three months ended June 30, 2013.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2014 was 43.7% compared with 40.2% for the three months ended June 30, 2013.

Comparison of the Six Months ended June 30, 2014 to the Six Months ended June 30, 2013

Our results of operations for the six months ended June 30, 2014 reflect income available to common stockholders of $34,054, or $2.84 earnings per diluted common share, compared with $36,556, or $3.20 earnings per diluted common share, for the six months ended June 30, 2013.

Revenue

Gross Premiums Earned for the six months ended June 30, 2014 and 2013 were $185,109 and $164,499, respectively. The $20,610 increase over the corresponding period in 2013 was primarily attributable to revenue from the Citizens assumption completed in November 2013.

Premiums Ceded for the six months ended June 30, 2014 and 2013 were approximately $56,080 and $46,613, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed thresholds defined by our catastrophe excess of loss reinsurance treaties. During the six months ended June 30, 2014 and 2013, premiums ceded reflect reductions of $10,540 and $1,301, respectively, that relate to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 30.3% and 28.3% of gross premiums earned during the six months ended June 30, 2014 and 2013, respectively.

Net Premiums Written during the six months ended June 30, 2014 and 2013 totaled $163,779 and $155,083, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the six months ended June 30, 2014 and 2013 were $129,029 and $117,886, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013
Net Premiums Written	$163,779	$155,083
Increase in Unearned Premiums	(34,750)	(37,197)

Net Premiums Earned	$129,029	$117,886

Net Investment Income for the six months ended June 30, 2014 and 2013 was $2,540 and $434, respectively. The increase in 2014 is primarily due to the increase in our investment portfolio, which has grown from $66,468 at June 30, 2013 to $179,180 at June 30, 2014.

Policy Fee Income for the six months ended June 30, 2014 and 2013 was $895 and $2,198, respectively. The decrease in 2014 from the corresponding period is primarily due to the change in the fourth quarter of 2013 in the method of recognizing policy fees, which are recognized ratably over the policy coverage period.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $36,948 and $33,286, respectively, during the six months ended June 30, 2014 and 2013. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2014 and 2013 of $18,688 and $13,276, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes and brokerage fees. The $5,412 increase from the corresponding period in 2013 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens in 2012 and 2013 that have renewed and are included in 2014 direct written premiums.

Interest Expense for the six months ended June 30, 2014 and 2013 was $5,183 and $1,532, respectively. The $3,651 increase was a result of the 3.875% convertible debt offering completed in December 2013.

Other Operating Expenses for the six months ended June 30, 2014 and 2013 were $18,889 and $13,473, respectively. The $5,416 increase is primarily attributable to a $5,386 increase in compensation and related expenses of which $4,098 relates to stock-based compensation and accrued bonus expense. As of June 30, 2014, we had 176 employees located at our headquarters in Florida compared to 161 employees as of June 30, 2013. We also have 82 employees located in Noida, India at June 30, 2014 versus 64 at June 30, 2013.

Income Tax Expense for the six months ended June 30, 2014 and 2013 were $20,643 and $22,955, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 37.7% for 2014 and 38.5% for 2013.

Ratios:

The loss ratio applicable to the six months ended June 30, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 28.6% compared with 28.2% for the six months ended June 30, 2013. (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the six months ended June 30, 2014 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 33.2% compared with 24.0% for the six months ended June 30, 2013. The increase in our expense ratio is primarily attributable to the increase in 2014 specific to compensation and related costs and interest expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2014 was 61.8% compared with 52.2% for the six months ended June 30, 2013.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2014 was 43.1% compared with 37.4% for the six months ended June 30, 2013.

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

Our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss adjustment expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of commissions, taxes, payroll, and general overhead expenses.

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

Senior Notes

Our long-term debt at June 30, 2014 consisted of 8% Senior Notes due 2020 and 3.875% Senior Convertible Notes due 2019, both of which were issued for gross proceeds of $40,250 and $103,000, respectively, during 2013. We make quarterly interest payments of $805 on the senior notes due 2020 with quarterly payments due on January 30, April 30, July 30 and October 30. We make semiannual interest payments of approximately $1,996 on the convertible notes with payments due in arrears on March 15 and September 15 of each year. See Note 6 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Cash Flows

Cash Flows for the Six months ended June 30, 2014

Net cash provided by operating activities for the six months ended June 30, 2014 was approximately $59,930, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $28,069 was primarily due to the purchases of available-for-sale securities of $52,523 and the funding of the ADC Arrangement of $2,591 offset by redemptions and repayments of fixed-maturity securities of $1,630, and the proceeds from sales of available-for-sale securities of $25,892. Net cash used in financing activities totaled $23,223, which was primarily due to $17,810 used in our share repurchase plan and $5,977 of net cash dividend payments.

Cash Flows for the Six months ended June 30, 2013

Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $42,541, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, reinsurance premiums and losses and loss adjustment expenses. Net cash used in investing activities of $9,582 was primarily due to the purchases of available-for-sale securities of $11,183, the purchase of $2,692 in property and equipment and the purchase of $115 in other investments offset by redemptions and repayments of fixed-maturity securities of $1,736, and the proceeds from sales of available-for-sale securities of $2,672. Net cash provided by financing activities totaled $33,676, which was primarily due to $40,250 from the sale of the Notes offset by $1,525 in related underwriting and issuance costs paid during the period and $5,094 of cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At June 30, 2014, we had $160,242 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

With the exception of large national banks, it is our current policy not to maintain cash deposits of more than an aggregate of $5,500 in any one bank at any time. From time to time, we may have in excess of $5,500 of cash designated for investment and on deposit at a single national brokerage firm. In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we are contractually committed to provide financing for the acquisition, development and construction of one real estate property. Such commitment is not recognized in the financial statements but is required to be disclosed in the notes to the financial statements. See Note 13 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information. As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS AND COMMITMENT

The following table summarizes our contractual obligations and commitment as of June 30, 2014:

	Payment Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease (1)	$1,066	121	260	286	399
Service agreement (1)	192	22	47	51	72
Reinsurance contracts (2)	38,700	28,700	10,000	—	—
Acquisition, development and construction loan commitment (3)	7,194	7,194	—	—	—
Long-term debt obligations (4)	181,721	7,211	14,423	117,422	42,665

Total	$228,873	43,248	24,730	117,759	43,136

(1)	Represents the lease and maintenance service agreement for office space in Noida, India. Liabilities were converted from Indian rupees to U.S. dollars using the June 30, 2014 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year retrospective reinsurance contracts.
(3)	Represents the unused portion of our commitment related to the ADC Arrangement. See Note 13— “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.
(4)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020 and the convertible notes due March 15, 2019.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2014, $21,516 of the total $43,044 we have reserved for losses and loss adjustment expenses is specific to our estimate of IBNR. The remaining $21,528 relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At June 30, 2014, $11,317 of the $21,528 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $43,686 at December 31, 2013 to $43,044 at June 30, 2014. The $642 decrease in our Reserves is comprised of $18,728 in new reserves specific to the 2014 loss year offset by reductions in our Reserves of $13,437 for 2013 and $5,933 for 2012 and prior loss years. The $18,728 in Reserves established for 2014 claims is primarily due to the increase in our policy count and exposures. The decrease of $19,370 specific to our 2013 and prior loss-year reserves is due both to settlement of claims and favorable development related to those loss years. Factors that are attributable to favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves, a lower number of new claims reported than anticipated, and actual case development may be more favorable than originally anticipated.

Based on all information known to us, we believe our Reserves at June 30, 2014 are adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported to us. However, these estimates are subject to trends in claim severity and frequency and must continually be reviewed by management. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

Certain of the reinsurance agreements include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. In accordance with accounting principles generally accepted in the United States of America, we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs.

For the three months ended June 30, 2014 and 2013, we accrued benefits of $4,007 and $802, respectively, and deferred recognition of $1,049 and $499, respectively, in ceded premiums for total reductions in ceded premiums of $5,056 and $1,301, respectively. For the six months ended June 30, 2014 and 2013, we accrued benefits of $7,995 and $802, respectively, and deferred recognition of $2,545 and $499, respectively, in ceded premiums for total reductions in ceded premiums of $10,540 and $1,301, respectively. As of June 30, 2014, we have accrued a benefit of $15,324 and deferred recognition of $6,252 in ceded premiums, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively.

In addition to Reserves and reinsurance contracts, we believe our accounting policies specific to deferred income taxes and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2014. For the six months ended June 30, 2014, there have been no material changes with respect to any of our critical accounting policies.

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

Stock-Based Compensation

We account for our stock options and restricted stock under the fair value recognition provisions of accounting principles generally accepted in the United States of America, which require the measurement, and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. We recognize stock-based compensation in the consolidated statements of income on a straight-line basis over the vesting period. We use the Black-Scholes option-pricing model, which requires the following variables for input to calculate the fair value of each stock option on the grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate. For restricted stock awards with market-based conditions, we estimate their fair values by using a Monte Carlo simulation model, which requires for input the following variables: 1) expected dividends per share, 2) expected volatility, 3) risk-free interest rate, 4) estimated cost of capital, and 5) expected term of each award.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at June 30, 2014 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed primarily by investment companies and are overseen by the investment committee appointed by our board of directors.

Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the value of our investment portfolios.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2014 (in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$106,963	$(15,467)	(12.63)%
200 basis point increase	112,119	(10,311)	(8.42)%
100 basis point increase	117,275	(5,155)	(4.21)%
100 basis point decrease	127,457	5,027	4.11%
200 basis point decrease	132,003	9,573	7.82%
300 basis point decrease	135,302	12,872	10.51%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are primarily investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2014 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$15,165	13	$15,716	13
AA+, AA, AA-	21,376	18	22,254	18
A+, A, A-	41,856	35	43,532	35
BBB+, BBB, BBB-	25,396	22	26,490	22
BB+, BB, BB-	9,411	8	9,664	8
Not rated	4,740	4	4,774	4

Total	$117,944	100	$122,430	100

Equity Price Risk

Our equity investment portfolio at June 30, 2014 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at June 30, 2014 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$21,996	58
Energy	4,476	12
Other (1)	2,341	6

	28,813	76

Mutual funds and Exchange traded funds by type:
Debt	8,048	21
Equity	951	3

	8,999	24

Total	$37,812	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2014, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares and also the number of common shares repurchased under a share repurchase plan during the three months ended June 30, 2014 (share amounts not in thousands):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (b)

April 30, 2014	280,229	$36.03	277,510	$22,200
May 31, 2014	3,805	$38.65	—	$22,200
June 30, 2014	—	$—	—	$22,200

	284,034	$36.06	277,510

(a)	In March 2014, our Board of Directors approved a one-year plan to repurchase up to $40,000 of common shares. See Note 11 — “Stockholders’ Equity” to our consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.
(b)	Represents the balances before commissions and fees at the end of each month.

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

Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Office of Insurance Regulation (1) if the dividend is equal to or less than the greater of (a) 10.0% of the insurer’s capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (2) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (3) the insurer files a notice of the dividend or distribution with the Florida Office of Insurance Regulation at least ten business days prior to the dividend payment or distribution and (4) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (1) subject to prior approval by the FLOIR or (2) 30 days after the Florida Office of Insurance Regulation has received notice of such dividend or distribution and has not disapproved it within such time.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2014 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.10	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.11	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.12	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.13	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.15	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.16	Multi Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Endorsement No. 2 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers.

10.22	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.24**	Executive Employment Agreement dated March 8, 2012 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.29**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.29 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013.

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013.

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013.

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013.

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013.

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013.

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013.

10.41	Endorsement No 1 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers.

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013.

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013.

10.55	Purchase Agreement, dated December 5, 2013, by and between HCI Group, Inc. and JMP Securities LLC, as representative of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 6, 2013.

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

August 6, 2014	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 6, 2014	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.