Form 10-Q
period 2014-09-30
HCI Group, Inc.
filed 2014-11-07
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on October 27, 2014 was 10,988,763.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $98,743 and $110,738, respectively)	$100,177	$112,151
Equity securities, available for sale, at fair value (cost: $38,856 and $17,248, respectively)	39,097	17,649
Investment in joint venture, at equity	4,478	—
Real estate investments	18,938	16,228

Total investments	162,690	146,028
Cash and cash equivalents	304,323	293,398
Accrued interest and dividends receivable	1,008	1,133
Premiums receivable	26,583	14,674
Prepaid reinsurance premiums	30,965	28,066
Income taxes receivable	1,996	—
Deferred income taxes, net	2,848	—
Deferred policy acquisition costs	20,172	14,071
Property and equipment, net	12,494	13,132
Other assets	32,545	15,814

Total assets	$595,624	$526,316

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$47,654	$43,686
Unearned premiums	203,798	171,907
Advance premiums	10,517	4,504
Assumed reinsurance balances payable	—	4,660
Accrued expenses	11,874	4,032
Dividends payable	—	19
Income taxes payable	—	543
Deferred income taxes, net	—	2,740
Long-term debt	128,865	126,932
Other liabilities	13,343	6,772

Total liabilities	416,051	365,795

Commitments and contingencies (Note 13)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 0 and 110,684 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 10,447,807 and 10,939,268 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	—	—
Additional paid-in capital	28,834	48,966
Retained income	149,710	110,441
Accumulated other comprehensive income, net of taxes	1,029	1,114

Total stockholders’ equity	179,573	160,521

Total liabilities and stockholders’ equity	$595,624	$526,316

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue

Gross premiums earned	$88,944	$81,244	$274,053	$245,743
Premiums ceded	(27,684)	(28,310)	(83,764)	(74,923)

Net premiums earned	61,260	52,934	190,289	170,820

Net investment income	1,213	380	3,753	814
Policy fee income	931	815	1,826	3,013
Net realized investment gains	3,294	31	4,465	43
Other	257	532	1,023	1,146

Total revenue	66,955	54,692	201,356	175,836

Expenses

Losses and loss adjustment expenses	21,991	14,489	58,939	47,775
Policy acquisition and other underwriting expenses	9,986	8,887	28,674	22,163
Interest expense	2,626	847	7,809	2,379
Other operating expenses	9,577	8,825	28,466	22,298

Total expenses	44,180	33,048	123,888	94,615

Income before income taxes	22,775	21,644	77,468	81,221

Income tax expense	8,723	8,266	29,366	31,221

Net income	$14,052	$13,378	$48,102	$50,000

Preferred stock dividends	—	(22)	4	(88)

Income available to common stockholders	$14,052	$13,356	$48,106	$49,912

Basic earnings per common share	$1.34	$1.17	$4.48	$4.46

Diluted earnings per common share	$1.23	$1.13	$4.07	$4.32

Dividends per common share	$0.28	$0.22	$0.83	$0.68

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$14,052	$13,378	$48,102	$50,000

Other comprehensive (loss) income:
Change in unrealized gain on investments:
Unrealized gain (loss) arising during the period	(1,542)	439	4,305	(744)
Call and repayment losses charged to investment income	4	3	21	21
Reclassification adjustment for net realized gains	(3,294)	(31)	(4,465)	(43)

Net change in unrealized (loss) gain	(4,832)	411	(139)	(766)
Deferred income taxes on above change	1,864	(137)	54	317

Total other comprehensive (loss) income	(2,968)	274	(85)	(449)

Comprehensive income	$11,084	$13,652	$48,017	$49,551

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$48,102	$50,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,600	3,418
Net amortization of premiums on investments in fixed-maturity securities	654	191
Depreciation and amortization	3,682	1,482
Deferred income benefits	(5,319)	(1,499)
Net realized investment gains	(4,465)	(43)
Income from real estate investments	(44)	—
Loss from joint venture	22	—
(Gain) loss on sale of real estate investment	(1)	2
Foreign currency remeasurement loss	10	72
Changes in operating assets and liabilities:
Premiums and reinsurance receivable	(11,909)	(13,958)
Advance premiums	6,013	5,599
Prepaid reinsurance premiums	(2,899)	(23,423)
Accrued interest and dividends receivable	125	(197)
Other assets	(13,645)	(5,091)
Assumed reinsurance balances payable	(4,660)	(791)
Deferred policy acquisition costs	(6,101)	(8,840)
Losses and loss adjustment expenses	3,968	2,356
Unearned premiums	31,891	33,871
Income taxes	(2,539)	(7,553)
Accrued expenses and other liabilities	14,396	11,024

Net cash provided by operating activities	63,881	46,620

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	(2,608)	—
Investment in joint venture	(4,500)	—
Purchase of property and equipment, net	(325)	(3,107)
Purchase of real estate investments	(352)	(666)
Purchase of fixed-maturity securities	(56,229)	(31,309)
Purchase of equity securities	(32,608)	(5,144)
Proceeds from sales of fixed-maturity securities	67,519	1,749
Proceeds from calls, repayments and maturities of fixed-maturity securities	2,960	2,534
Proceeds from sales of equity securities	9,232	2,021
Proceeds from sales of real estate investments	1	—

Net cash used in investing activities	(16,910)	(33,922)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	40,250
Proceeds from the exercise of common stock options	125	—
Cash dividends paid	(9,357)	(7,704)
Cash dividends received under share repurchase forward contract	514	—
Repurchases of common stock	(616)	(893)
Repurchases of common stock under share repurchase plan	(27,815)	—
Redemption of Series A preferred stock	(34)	—
Debt issuance costs	(234)	(1,525)
Tax benefits on stock-based compensation	1,384	892

Net cash (used in) provided by financing activities	(36,033)	31,020

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2014	2013

Effect of exchange rate changes on cash	(13)	(54)

Net increase in cash and cash equivalents	10,925	43,664
Cash and cash equivalents at beginning of period	293,398	230,214

Cash and cash equivalents at end of period	$304,323	$273,878

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35,836	$39,335

Cash paid for interest	$5,453	$1,726

Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(85)	$(449)

Conversion of Series A Preferred Stock to common stock	$991	$814

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2014

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity

Balance at December 31, 2013	110,684	$—	10,939,268	$—	$48,966	$110,441	$1,114	$160,521
Net income	—	—	—	—	—	48,102	—	48,102
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	(85)	(85)
Conversion of preferred stock to common stock	(107,298)	—	107,298	—	—	—	—	—
Issuance of restricted stock	—	—	108,720	—	—	—	—	—
Exercise of common stock options	—	—	50,000	—	125	—	—	125
Forfeiture of restricted stock	—	—	(8,485)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(14,070)	—	(616)	—	—	(616)
Repurchase and retirement of common stock under share repurchase plan	—	—	(734,924)	—	(27,815)	—	—	(27,815)
Redemption of Series A preferred stock	(3,386)	—	—	—	(25)	(9)	—	(34)
Deferred taxes on debt discount	—	—	—	—	215	—	—	215
Common stock dividends	—	—	—	—	—	(8,828)	—	(8,828)
Preferred stock dividends	—	—	—	—	—	4	—	4
Tax benefits on stock-based compensation	—	—	—	—	1,384	—	—	1,384
Stock-based compensation	—	—	—	—	6,600	—	—	6,600

Balance at September 30, 2014	—	$—	10,447,807	$—	$28,834	$149,710	$1,029	$179,573

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Nine Months Ended September 30, 2013

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity

Balance at December 31, 2012	241,182	$—	10,877,537	$—	$63,875	$55,758	$1,620	$121,253
Net income	—	—	—	—	—	50,000	—	50,000
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	(449)	(449)
Conversion of preferred stock to common stock	(91,263)	—	91,263	—	—	—	—	—
Issuance of restricted stock	—	—	564,000	—	—	—	—	—
Forfeiture of restricted stock	—	—	(29,260)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(26,705)	—	(893)	—	—	(893)
Common stock dividends	—	—	—	—	—	(7,600)	—	(7,600)
Preferred stock dividends	—	—	—	—	—	(88)	—	(88)
Tax benefits on stock-based compensation	—	—	—	—	892	—	—	892
Stock-based compensation	—	—	—	—	3,418	—	—	3,418

Balance at September 30, 2013	149,919	$—	11,476,835	$—	$67,292	$98,070	$1,171	$166,533

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2014. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Form 10-K, which was filed with the SEC on March 12, 2014.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Acquisition, Development and Construction Loan Arrangement

The Company has an acquisition, development and construction loan arrangement (“ADC Arrangement”) under which it provides financing to a property developer for the acquisition, development, and construction of a retail shopping center. The Company also expects to participate in the residual profit resulting from the ultimate sale or other use of the property. Classification and accounting for the ADC Arrangement as a loan, an investment in real estate, or a joint venture is determined by the Company’s evaluation of the characteristics and the risks and rewards of the ADC Arrangement. If the Company expects to receive more than 50% of the residual profit from the ADC Arrangement and it has characteristics similar to a real estate investment, the costs of the real estate project will be capitalized and interest will be recognized in net investment income (see Note 3 — “Investments”).

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

Investment in Joint Venture

The Company has a 90% equity interest in a joint venture that was organized to acquire and develop land on which the joint venture partners plan to construct a retail shopping center (see Note 3 — “Investments”) for lease or for sale. The joint venture was determined to be a variable interest entity as it lacks sufficient equity to finance its activities without additional subordinated financial support. Despite having a majority equity interest, the Company does not have a controlling financial interest and, accordingly, is not required to consolidate the joint venture as its primary beneficiary under the Variable Interest Model.

In addition, the joint venture agreement contains an embedded purchase option the Company can exercise to purchase the entire interest of the other party to the joint venture after the expiration of a restricted period. The Company determined the embedded purchase option is not required to be bifurcated and fair value accounting at each reporting date is not applicable. Due to the lack of a controlling financial interest and until the embedded purchase option becomes exercisable, the Company uses the equity method rather than consolidation to account for its investment in the joint venture.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2014-15. In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements – Going Concern (Subtopic 205-40). The purpose of this update is to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 applies to all reporting entities and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. Adoption of this guidance is expected to have no effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2014-12. In June 2014, the FASB issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), Compensation – Stock Compensation (Topic 718). ASU 2014-12 applies to all reporting entities that grant employees share-based payments in which the terms of the award provide that a performance target affecting vesting could be achieved after the requisite service period. ASU 2014-12 is effective for all entities for reporting periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Although the Company has share-based awards with performance targets, such awards do not permit vesting when a performance target is achieved after termination of an employee’s service. Adoption of this guidance had no effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2014-09. In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 also amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer to be consistent with the guidance in this ASU. ASU 2014-09 is effective for public entities for reporting periods beginning after December 15, 2016. Early adoption is not permitted. While the guidance specifically excludes revenues from insurance contracts, investments and financial instruments from the scope of the new guidance, the guidance will be applicable to the Company’s other forms of revenue not specifically exempted from the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 3 — Investments

Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At September 30, 2014 and December 31, 2013, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of September 30, 2014
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,330	$34	$—	$1,364
Corporate bonds	17,020	16	(157)	16,879
Commercial mortgage-backed securities	11,163	408	(40)	11,531
State, municipalities, and political subdivisions	59,796	1,158	(41)	60,913
Redeemable preferred stock	9,434	100	(44)	9,490

Total	98,743	1,716	(282)	100,177
Equity securities	38,856	1,444	(1,203)	39,097

Total available-for-sale securities	$137,599	$3,160	$(1,485)	$139,274

As of December 31, 2013
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$4,549	$37	$(22)	$4,564
Corporate bonds	25,139	484	(219)	25,404
Commercial mortgage-backed securities	10,929	499	(96)	11,332
State, municipalities, and political subdivisions	69,715	917	(181)	70,451
Redeemable preferred stock	406	5	(11)	400

Total	110,738	1,942	(529)	112,151
Equity securities	17,248	920	(519)	17,649

Total available-for-sale securities	$127,986	$2,862	$(1,048)	$129,800

As of September 30, 2014 and December 31, 2013, $111 and $105, respectively, of U.S. Treasury securities relate to a statutory deposit held in trust for the Treasurer of Alabama.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2014 and December 31, 2013 are as follows:

	Amortized	Estimated
	Cost	Fair Value
As of September 30, 2014
Available-for-sale
Due in one year or less	$1,518	$1,520
Due after one year through five years	35,153	35,313
Due after five years through ten years	39,811	40,365
Due after ten years	11,098	11,448
Commercial mortgage-backed securities	11,163	11,531

	$98,743	$100,177

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Amortized	Estimated
	Cost	Fair Value
As of December 31, 2013
Available-for-sale
Due in one year or less	$2,366	$2,381
Due after one year through five years	24,829	25,145
Due after five years through ten years	59,083	59,582
Due after ten years	13,531	13,711
Commercial mortgage-backed securities	10,929	11,332

	$110,738	$112,151

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2014 and 2013 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2014
Fixed-maturity securities	$47,557	$2,759	$—

Equity securities	$3,302	$623	$(88)

Three months ended September 30, 2013
Fixed-maturity securities	$390	$58	$(1)

Equity securities	$708	$20	$(46)

Nine months ended September 30, 2014
Fixed-maturity securities	$67,519	$3,623	$(9)

Equity securities	$9,232	$1,131	$(280)

Nine months ended September 30, 2013
Fixed-maturity securities	$1,749	$92	$(4)

Equity securities	$2,021	$84	$(129)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2014	Loss	Value	Loss	Value	Loss	Value
Fixed-maturity securities
Corporate bonds	$(151)	$11,164	$(6)	$1,224	$(157)	$12,388
Commercial mortgage-backed securities	(5)	283	(35)	1,377	(40)	1,660
State, municipalities, and political subdivisions	(15)	4,085	(26)	196	(41)	4,281
Redeemable preferred stock	(44)	5,239	—	—	(44)	5,239

Total fixed-maturity securities	(215)	20,771	(67)	2,797	(282)	23,568
Equity securities	(980)	19,385	(223)	1,728	(1,203)	21,113

Total available-for-sale securities	$(1,195)	$40,156	$(290)	$4,525	$(1,485)	$44,681

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2013	Loss	Value	Loss	Value	Loss	Value
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(22)	$3,291	$—	$—	$(22)	$3,291
Corporate bonds	(212)	9,502	(7)	230	(219)	9,732
Commercial mortgage-backed securities	(96)	2,179	—	—	(96)	2,179
State, municipalities, and political subdivisions	(181)	20,233	—	—	(181)	20,233
Redeemable preferred stock	(11)	239	—	—	(11)	239

Total fixed-maturity securities	(522)	35,444	(7)	230	(529)	35,674
Equity securities	(273)	10,742	(246)	1,069	(519)	11,811

Total available-for-sale securities	$(795)	$46,186	$(253)	$1,299	$(1,048)	$47,485

The Company believes there are no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest-rate changes. It is expected that the securities will not be settled at a price less than the par value of the investments. In determining whether equity securities are other-than-temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at September 30, 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Investment in Joint Venture

In September 2014, Melbourne FMA, LLC (“Melbourne FMA”), a wholly owned subsidiary, entered into a joint venture agreement with FMKT Sponsor, LLC (“FMKT Sponsor”) to organize FMKT Mel JV, LLC (“FMJV”), a Florida limited liability company. Melbourne FMA and FMKT Sponsor contributed $4,500 and $500, respectively, in cash for equity interests of 90% and 10%, respectively, in FMJV. The joint venture will acquire and develop land on which the joint venture partners plan to construct a retail shopping center for lease or for sale in Melbourne, Florida. FMJV is deemed a variable interest entity (“VIE”) due to its lack of sufficient equity to finance its operations without direct or indirect additional financial support from parties to the joint venture. Although Melbourne FMA holds a majority interest in FMJV, certain major economic decisions specified in the agreement are not under Melbourne FMA’s control. As a result, Melbourne FMA is not the primary beneficiary and is not required to consolidate FMJV.

In addition, FMJV is contractually required to engage affiliates of FMKT Sponsor to manage and develop the project, and also operate the property while the joint venture agreement is in effect. The agreement includes FMKT Sponsor’s right of sale and first offer as well as an embedded option under which Melbourne FMA can purchase the entire interest of FMKT Sponsor. Under the right of sale and first offer, Melbourne FMA can either choose to purchase the interest of FMKT Sponsor in the developed property or approve the sale of the developed property to a third party buyer. Either party can initiate these provisions after the expiration of a restricted period.

There were no distributions during the three and nine months ended September 30, 2014. At September 30, 2014, the Company’s maximum exposure to loss relating to the VIE was $4,478 representing the carrying value of the investment. At September 30, 2014, an undistributed $22 loss from equity method investees was included in consolidated retained income. The following tables provide summarized operating results and the financial position of FMJV:

Three and Nine Months
Ended September 30, 2014
(Unaudited)
Operating results:
Revenue	$—
Operating expenses	25

Net loss	$(25)

Melbourne FMA’s share of net loss*	$22

*	Included in other operating expenses in the Company’s consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

September 30, 2014
(Unaudited)
Balance Sheet:
Construction in progress - real estate	$3,220
Cash	1,880

Total assets	$5,100

Other liabilities	125
Members’ capital	4,975

Total liabilities and members’ capital	$5,100

Investment in joint venture, at equity	$4,478

Real Estate Investments

Real estate investments consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Land	$11,476	$11,299
Land improvements	1,399	1,351
Buildings	3,097	3,022
Other	1,317	1,262

Total, at cost	17,289	16,934
Less: accumulated depreciation and amortization	(1,003)	(706)

Real estate, net	16,286	16,228
ADC Arrangement classified as real estate investment	2,652	—

Real estate investments	$18,938	$16,228

Depreciation and amortization expense related to real estate investments was $100 and $99, respectively, for the three months ended September 30, 2014 and 2013 and $298 and $290, respectively, for the nine months ended September 30, 2014 and 2013.

ADC Arrangement

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

Because of the purchase option and the substantial financial support provided by Greenleaf Capital, the developer who has no equity interest in the property is a VIE. However, Greenleaf Capital’s involvement is solely as the lender on the mortgage loan with protective rights as the lender. Greenleaf Capital does not have power to direct the activities that most significantly impact economic performance of the VIE. As a result, Greenleaf Capital is not the primary beneficiary and is not required to consolidate the VIE. At September 30, 2014, the Company’s maximum exposure to loss relating to the VIE was $2,652 representing the carrying value of the ADC Arrangement.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis, the estimated fair values of the real estate investment under the ADC Arrangement, and long-term debt that are reflected in the financial statements at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2014
Financial Assets:
Cash and cash equivalents	$304,323	$—	$—	$304,323

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	656	708	—	1,364
Corporate bonds	15,880	999	—	16,879
Commercial mortgage-backed securities	—	11,531	—	11,531
State, municipalities, and political subdivisions	—	60,913	—	60,913
Redeemable preferred stock	9,490	—	—	9,490

Total fixed-maturity securities	26,026	74,151	—	100,177
Equity securities	39,097	—	—	39,097

Total available-for-sale securities	65,123	74,151	—	139,274

ADC Arrangement classified as real estate investment	—	—	2,592	2,592

Total	$369,446	$74,151	$2,592	$446,189

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$42,343	$—	$42,343
3.875% Convertible senior notes	—	—	95,462	95,462

Total long-term debt	$—	$42,343	$95,462	$137,805

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2013
Financial Assets:
Cash and cash equivalents	$293,398	$—	$—	$293,398

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	3,520	1,044	—	4,564
Corporate bonds	24,476	928	—	25,404
Commercial mortgage-backed securities	—	11,332	—	11,332
State, municipalities, and political subdivisions	—	70,451	—	70,451
Redeemable preferred stock	400	—	—	400

Total fixed-maturity securities	28,396	83,755	—	112,151
Equity securities	17,649	—	—	17,649

Total available-for-sale securities	46,045	83,755	—	129,800

Total	$339,443	$83,755	$—	$423,198

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$43,390	$—	$43,390
3.875% Convertible senior notes	—	—	86,630	86,630

Total long-term debt	$—	$43,390	$86,630	$130,020

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2014. During the year ended December 31, 2013, $10,684 of municipal bonds was transferred into Level 2 from Level 1.

Note 5 — Other Assets

The following table summarizes the Company’s other assets:

	September 30, 2014	December 31, 2013
Benefits receivable related to retrospective reinsurance contracts	$21,734	$8,815
Deferred costs related to retrospective reinsurance contracts	413	194
Deferred offering costs on senior notes issued in 2013	3,819	4,305
Prepaid expenses	1,722	771
Other	4,857	1,729

Total other assets	$32,545	$15,814

In June 2014, the Company received $1,485 under the terms of one of the retrospective reinsurance contracts, which terminated May 31, 2014.

Note 6 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30, 2014	December 31, 2013

8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019*	88,615	86,682

Total long-term debt	$128,865	$126,932

*	net carrying value

For the three months ended September 30, 2014 and 2013, interest expense included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $2,626 and $847, respectively, the amounts of which included non-cash interest expense of $823 and $42, respectively. For the nine months ended September 30, 2014 and 2013, interest expense of $7,809 and $2,379, respectively, included non-cash interest expense of $2,411 and $116, respectively. As of September 30, 2014, the remaining amortization period of the debt discount was 4.5 years.

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

The impact of the catastrophe excess of loss reinsurance and quota share treaties on premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Premiums Written:
Direct	$86,257	$78,140	$307,199	$281,912
Assumed	(172)	(221)	(1,255)	(2,297)

Gross written	86,085	77,919	305,944	279,615
Ceded	(27,684)	(28,310)	(83,764)	(74,923)

Net premiums written	$58,401	$49,609	$222,180	$204,692

Premiums Earned:
Direct	$85,357	$75,512	$245,638	$193,465
Assumed	3,587	5,732	28,415	52,278

Gross earned	88,944	81,244	274,053	245,743
Ceded	(27,684)	(28,310)	(83,764)	(74,923)

Net premiums earned	$61,260	$52,934	$190,289	$170,820

During the three and nine months ended September 30, 2014 and 2013, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At September 30, 2014 and December 31, 2013, prepaid reinsurance premiums related to 28 and 27 reinsurers, respectively, and there were no amounts receivable with respect to reinsurers. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of September 30, 2014 and December 31, 2013.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. These adjustments are reflected in the statements of income as net reductions in ceded premiums of $6,512 and $5,484, respectively, for the three months ended September 30, 2014 and 2013 and $17,052 and $6,785, respectively, for the nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, other assets included $22,147 and $9,009, respectively, and prepaid reinsurance premiums included $5,941 and $3,512, respectively, which are related to these adjustments.

Note 8 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance, beginning of period	$43,044	$44,749	$43,686	$41,168

Incurred related to:
Current period	21,643	14,851	59,205	50,213
Prior period	348	(362)	(266)	(2,438)

Total incurred	21,991	14,489	58,939	47,775

Paid related to:
Current period	(3,461)	(12,628)	(22,296)	(25,880)
Prior period	(13,920)	(3,086)	(32,675)	(19,539)

Total paid	(17,381)	(15,714)	(54,971)	(45,419)

Balance, end of period	$47,654	$43,524	$47,654	$43,524

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the three months ended September 30, 2014, the Company experienced unfavorable development of $348 with respect to its net unpaid losses and loss adjustment expenses established as of June 30, 2014. During the nine months ended September 30, 2014, the Company experienced favorable development of $266 with respect to its net unpaid losses and loss adjustment expenses established as of December 31, 2013. Factors attributable to this favorable development may include a lower severity of claims and reduced frequency of claims.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 9 — Income Taxes

During the three months ended September 30, 2014 and 2013, the Company recorded approximately $8,723 and $8,266, respectively, of income taxes, which resulted in estimated annual effective tax rates of 38.3% and 38.2%, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded approximately $29,366 and $31,221, respectively, of income taxes, which resulted in estimated annual effective tax rates of 37.9% and 38.4%, respectively. The slight decrease in the 2014 effective tax rate was attributable to an increase related to the investment income earned on tax-exempt securities. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items. Effective October 20, 2014, the Internal Revenue Service notified the Company that the examination of the Company’s 2011 federal income tax return was completed with no change to the Company’s reported tax. In addition, as of April 18, 2014, the Florida Department of Revenue completed an audit of the state income tax returns filed for 2010, 2011, and 2012. The audit resulted in no material changes to the state income taxes originally reported.

Note 10 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$14,052			$13,378

Less: Preferred stock dividends	—			(22)
Less: Income attributable to participating securities	(1,024)			(823)

Basic Earnings Per Share:
Income allocated to common stockholders	13,028	9,736	$1.34	12,533	10,749	$1.17

Effect of Dilutive Securities:
Stock options	—	133		—	164
Convertible preferred stock	—	—		22	165
Convertible senior notes	1,090	1,649		—	—

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$14,118	11,518	$1.23	$12,555	11,078	$1.13

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$48,102			$50,000

Less: Preferred stock dividends	4			(88)
Less: Income attributable to participating securities	(3,415)			(2,205)

Basic Earnings Per Share:
Income allocated to common stockholders	44,691	9,972	$4.48	47,707	10,696	$4.46

Effect of Dilutive Securities:
Stock options	—	139		—	162
Convertible preferred stock	(4)	27		88	195
Convertible senior notes	3,242	1,649		—	—

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$47,929	11,787	$4.07	$47,795	11,053	$4.32

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 11 — Stockholders’ Equity

Common Stock

Effective March 18, 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. The repurchase plan allows the Company to repurchase shares from time to time through March 31, 2015. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the three and nine months ended September 30, 2014, the Company repurchased and retired a total of 246,578 and 734,924 shares, respectively, at a weighted average price per share of $40.56 and $37.83, respectively, under this authorized repurchase plan. The total costs of shares repurchased, inclusive of fees and commissions, during the three and nine months ended September 30, 2014 were $10,005, or $40.58 per share, and $27,815, or $37.85 per share, respectively. At September 30, 2014, a total of $12,200 is available in connection with this plan.

On October 16, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends are payable on December 19, 2014 to stockholders of record on November 21, 2014.

Preferred Stock

On February 4, 2014, the Company announced its Board of Directors fixed April 1, 2014 as the cancellation date for the conversion rights on its 7% Series A cumulative convertible preferred stock. The Company later extended the conversion privilege in April 2014. On June 2, 2014, 3,386 shares of Series A Preferred were redeemed at $10 per share. During the nine months ended September 30, 2014, holders of 107,298 shares of Series A Preferred converted their Series A Preferred shares to 107,298 shares of common stock, respectively. As of September 30, 2014, no shares of Series A Preferred were outstanding.

Note 12 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock options and restricted stock granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is available for future grants. At September 30, 2014, there were 4,244,115 shares available for grant under the 2012 Plan.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and nine months ended September 30, 2014 and 2013 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	280,000	$2.91	3.9 years	$14,166
Exercised	(50,000)	$2.50

Outstanding at March 31, 2014	230,000	$3.00	3.8 years	$7,683

Outstanding at June 30, 2014	230,000	$3.00	3.5 years	$8,649

Outstanding at September 30, 2014	230,000	$3.00	3.3 years	$7,589

Exercisable at September 30, 2014	230,000	$3.00	3.3 years	$7,589

Outstanding at January 1, 2013	280,000	$2.91	4.9 years	$5,007
Outstanding at March 31, 2013	280,000	$2.91	4.7 years	$6,816

Outstanding at June 30, 2013	280,000	$2.91	4.4 years	$7,788

Outstanding at September 30, 2013	280,000	$2.91	4.2 years	$10,621

Exercisable at September 30, 2013	270,000	$2.78	4.0 years	$10,276

There were no options exercised during the three months ended September 30, 2014 and 2013. The following table summarizes information about options exercised during the nine months ended September 30, 2014 and 2013 (option amounts not in thousands):

	Nine Months Ended September 30,
	2014	2013
Options exercised	50,000	—
Total intrinsic value of exercised options	$1,970	—
Fair value of vested stock options	$17	$17
Tax benefits realized	$603	—

The Company recognized compensation expense related to stock options, which is included in other operating expenses, of approximately $0 and $5, respectively, for the three months ended September 30, 2014 and 2013 and $6 and $14, respectively, for the nine months ended September 30, 2014 and 2013. At September 30, 2014, there was no unrecognized compensation expense related to stock options. Deferred tax benefits related to stock options for the three and nine months ended September 30, 2014 and 2013 were immaterial.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2014 and 2013 is as follows (share amounts not in thousands):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	735,650	$25.48
Granted	98,720	$48.42
Vested	(21,825)	$21.56
Forfeited	(505)	$32.20

Nonvested at March 31, 2014	812,040	$28.37

Vested	(32,000)	$12.95
Forfeited	(2,825)	$43.43

Nonvested at June 30, 2014	777,215	$28.95

Granted	10,000	$37.28
Vested	(2,000)	$37.68
Forfeited	(5,155)	$39.85

Nonvested at September 30, 2014	780,060	$28.96

Nonvested at January 1, 2013	246,320	$14.54
Forfeited	(920)	$21.56

Nonvested at March 31, 2013	245,400	$14.51

Granted	544,000	$26.58
Vested	(29,000)	$13.06
Forfeited	(28,160)	$14.68

Nonvested at June 30, 2013	732,240	$23.53

Granted	20,000	$32.85
Vested	(56,000)	$11.57
Forfeited	(180)	$21.56

Nonvested at September 30, 2013	696,060	$24.75

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $2,267 and $1,939, respectively, for the three months ended September 30, 2014 and 2013 and $6,594 and $3,404, respectively, for the nine months ended September 30, 2014 and 2013. At September 30, 2014 and 2013, there was approximately $11,947 and $14,078, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 26 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards as well as their paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Deferred tax benefits recognized	$875	$748	$2,544	$1,313
Tax benefits realized	$80	$612	$781	$892
Fair value of vested restricted stock	$75	$648	$960	$1,027

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The following presents assumptions used in a Monte Carlo simulation model to determine the fair value of the awards with market-based conditions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividends per share	$1.10	$0.90	$1.10	$0.90
Expected volatility	42.1 – 42.6%	41.5 – 48.7%	42.1 – 42.6%	41.5 – 51.6%
Risk-free interest rate	0.1 – 1.5%	0.0 – 1.1%	0.1 – 1.5%	0.0 – 1.1%
Estimated cost of capital	11.5%	9.9%	11.5%	9.3 – 9.9%
Expected life (in years)	4.00	4.00	4.00	4.00 – 6.00

Note 13 — Commitments and Contingencies

Financing Commitment

As described in Note 3 — “Investments” under ADC Arrangement, the Company is contractually committed to provide financing for a real estate acquisition, development and construction project. At September 30, 2014, $7,177 of the available commitment was unused by the property developer.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily relate to the disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which includes interest through September 10, 2013, approximates $1,913. Management has held discussions with the FDR staff and continues working with the Department to resolve this matter. The Company is confident in the merits of its position in claiming the Florida salary credits and intends to vigorously defend its position. As such, and based on the current status and expected final resolution, the Company has no amount accrued as of September 30, 2014 related to this contingency.

Note 14 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled captive reinsurer has reinsurance treaties with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2013 through May 31, 2014, Oxbridge assumed $10,100 of the total covered exposure for approximately $4,900 in premiums. With respect to the period from June 1, 2014 through May 31, 2015, Oxbridge assumed $17,800 of the total covered exposure for approximately $4,935 in premiums. In addition, HCPCI has a reinsurance treaty with Oxbridge for the period from June 1, 2014 through May 31, 2015 under which Oxbridge assumed $9,000 of the total covered exposure for approximately $1,350 in premiums. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into trust accounts to satisfy certain collateral

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

requirements under its reinsurance contracts with HCPCI and Claddaugh. Trust assets may be withdrawn by the trust beneficiary, which is either HCPCI or Claddaugh, in the event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

Prior to June 1, 2014, Claddaugh also had one reinsurance treaty with Moksha Re SPC Ltd. and multiple capital partners whereby a portion of the business assumed from HCPCI was ceded by Claddaugh to Moksha. With respect to the period from June 1, 2013 through May 31, 2014, Moksha assumed approximately $15,400 of the total covered exposure for approximately $4,300 in premiums, a rate which management believes to be competitive with market rates available to Claddaugh. The $4,300 premium was fully paid by Claddaugh on June 27, 2013. Moksha deposited funds into a trust account to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. This contract also contained retrospective provisions resulting in a profit commission of $1,485, which was received by the Company in June 2014. Among the Moksha capital partner participants are the Company’s chief executive officer, Paresh Patel, and certain of his immediate family members and Sanjay Madhu, one of the Company’s non-employee directors. This agreement terminated effective May 31, 2014 and has not been renewed.

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

For the three months ended September 30, 2014 and 2013, revenues from property and casualty insurance operations represented 96.4% and 95.9%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2014 and 2013, revenues from property and casualty insurance operations represented 96.1% and 95.1%, respectively, of total revenues of all operating segments. As a result, our property and casualty insurance operations are our only reportable operating segment.

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

As part of our plan for geographical expansion, Homeowners Choice Assurance Company, Inc. (“HCA”) was organized and was approved and licensed by the Alabama Department of Insurance in August 2013.

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

We introduced to a selected group of independent insurance agents our new web-based tool called PropletTM. Agents can search a property’s insurance-related information such as wind mitigation reports, inspection reports, claims activity reports or flood zone areas by name or address or by dropping a pin on a specific location on a map interface. In addition, agents can get an instant insurance quote from HCPCI through the use of Proplet. We plan to continually improve this technology as part of our commitment to exceptional service to policyholders and agents.

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

In June 2014, our wholly owned subsidiary, Greenleaf Capital, LLC, entered into an Acquisition, Development and Construction loan arrangement (“ADC Arrangement”) under which it agreed to provide financing up to a maximum of $9,785 for the acquisition, development and construction of a retail shopping center and appurtenant facilities. Greenleaf Capital has an option to purchase the property when the construction project is completed contingent upon tenant rental commitments for at least 90% of rentable space being secured by the developer. We believe this opportunity will enable us to grow our real estate portfolio and diversify our future sources of income. See Note 3 — “Investments” under ADC Arrangement to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

In September 2014, Melbourne FMA, LLC, a wholly owned subsidiary, entered into a joint venture agreement with FMKT Sponsor, LLC. The joint venture will acquire and develop land on which the joint venture partners plan to construct a retail shopping center for lease or for sale in Melbourne, Florida. See Note 3 — “Investments” under Investment in Joint Venture to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Recent Events

On October 16, 2014, our Board of Directors declared a quarterly dividend of $0.275 per common share. The dividends are payable on December 19, 2014 to stockholders of record on November 21, 2014.

HCPCI recently received approval from the Florida Office of Insurance Regulation to assume up to 69,000 policies from Citizens effective December 19, 2014.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013 (dollar amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating Revenue
Gross premiums earned	$88,944	$81,244	$274,053	$245,743
Premiums ceded	(27,684)	(28,310)	(83,764)	(74,923)

Net premiums earned	61,260	52,934	190,289	170,820

Net investment income	1,213	380	3,753	814
Policy fee income	931	815	1,826	3,013
Net realized investment gains	3,294	31	4,465	43
Other income	257	532	1,023	1,146

Total operating revenue	66,955	54,692	201,356	175,836

Operating Expenses
Losses and loss adjustment expenses	21,991	14,489	58,939	47,775
Policy acquisition and other underwriting expenses	9,986	8,887	28,674	22,163
Interest expense	2,626	847	7,809	2,379
Other operating expenses	9,577	8,825	28,466	22,298

Total operating expenses	44,180	33,048	123,888	94,615

Income before income taxes	22,775	21,644	77,468	81,221
Income tax expense	8,723	8,266	29,366	31,221

Net income	$14,052	$13,378	$48,102	$50,000
Preferred stock dividends	—	(22)	4	(88)

Income available to common stockholders	$14,052	$13,356	$48,106	$49,912

Ratios to Net Premiums Earned:
Loss Ratio	35.90%	27.37%	30.97%	27.97%
Expense Ratio	36.22%	35.06%	34.14%	27.42%

Combined Ratio	72.12%	62.43%	65.11%	55.39%

Ratios to Gross Premiums Earned:
Loss Ratio	24.73%	17.84%	21.51%	19.44%
Expense Ratio	24.94%	22.84%	23.70%	19.06%

Combined Ratio	49.67%	40.68%	45.21%	38.50%

Per Share Data:
Basic earnings per common share	$1.34	$1.17	$4.48	$4.46

Diluted earnings per common share	$1.23	$1.13	$4.07	$4.32

Comparison of the Three Months ended September 30, 2014 to the Three Months ended September 30, 2013

Our results of operations for the three months ended September 30, 2014 reflect income available to common stockholders of $14,052, or $1.23 earnings per diluted common share, compared with $13,356, or $1.13 earnings per diluted common share, for the three months ended September 30, 2013.

Revenue

Gross Premiums Earned for the three months ended September 30, 2014 and 2013 were $88,944 and $81,244, respectively. The $7,700 increase over the corresponding period in 2013 was primarily attributable to revenue from the Citizens assumption completed in November 2013.

Premiums Ceded for the three months ended September 30, 2014 and 2013 were approximately $27,684 and $28,310, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed thresholds defined by our catastrophe excess of loss reinsurance treaties. For the three months ended September 30, 2014 and 2013, premiums ceded reflect net reductions of $6,512 and $5,484, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 31.1% and 34.8% of gross premiums earned during the three months ended September 30, 2014 and 2013, respectively.

Net Premiums Written during the three months ended September 30, 2014 and 2013 totaled $58,401 and $49,609, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the three months ended September 30, 2014 and 2013 were $61,260 and $52,934, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Net Premiums Written	$58,401	$49,609
Decrease in Unearned Premiums	2,859	3,325

Net Premiums Earned	$61,260	$52,934

Net Investment Income for the three months ended September 30, 2014 and 2013 was $1,213 and $380, respectively. The increase in 2014 is primarily due to the increase in our investment portfolio, which has grown from $90,522 at September 30, 2013 to $158,212 at September 30, 2014.

Policy Fee Income for the three months ended September 30, 2014 and 2013 was $931 and $815, respectively. The increase in 2014 from the corresponding period in 2013 is primarily attributable to an increase in policy renewals.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $21,991 and $14,489, respectively, during the three months ended September 30, 2014 and 2013. The increase is due in part to an increase in the number of policies written. In addition, our results for the three months ended September 30, 2014 include a year over year increase in frequency by type of claim. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2014 and 2013 of $9,986 and $8,887, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes and brokerage fees. The $1,099 increase from the corresponding period in 2013 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens in 2012 and 2013 that have renewed and are included in 2014 direct written premiums.

Interest Expense for the three months ended September 30, 2014 and 2013 was $2,626 and $847, respectively. The $1,779 increase was a result of the 3.875% convertible debt offering completed in December 2013.

Other Operating Expenses for the three months ended September 30, 2014 and 2013 were $9,577 and $8,825, respectively. The $752 increase is primarily attributable to a $992 increase in compensation and related expenses of which $192 relates to stock-based compensation and accrued bonus expense, offset by a decrease in other administrative expenses. As of September 30, 2014, we had 181 employees located at our headquarters in Florida compared with 171 employees as of September 30, 2013. We also had 76 employees located in Noida, India at September 30, 2014 versus 68 at September 30, 2013.

Income Tax Expense for the three months ended September 30, 2014 and 2013 were $8,723 and $8,266, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.3% for 2014 and 38.2% for 2013.

Ratios:

The loss ratio applicable to the three months ended September 30, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 35.9% compared with 27.4% for the three months ended September 30, 2013. (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the three months ended September 30, 2014 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 36.2% compared with 35.0% for the three months ended September 30, 2013. The increase in our expense ratio is primarily attributable to the increase in 2014 specific to compensation and related costs and interest expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of underwriting profitability before other income. Our combined ratio for the three months ended September 30, 2014 was 72.1% compared with 62.4% for the three months ended September 30, 2013.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended September 30, 2014 was 49.7% compared with 40.7% for the three months ended September 30, 2013.

Comparison of the Nine Months ended September 30, 2014 to the Nine Months ended September 30, 2013

Our results of operations for the nine months ended September 30, 2014 reflect income available to common stockholders of $48,106, or $4.07 earnings per diluted common share, compared with $49,912, or $4.32 earnings per diluted common share, for the nine months ended September 30, 2013.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2014 and 2013 were $274,053 and $245,743, respectively. The $28,310 increase over the corresponding period in 2013 was primarily attributable to revenue from the Citizens assumption completed in November 2013.

Premiums Ceded for the nine months ended September 30, 2014 and 2013 were approximately $83,764 and $74,923, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed thresholds defined by our catastrophe excess of loss reinsurance treaties. During the nine months ended September 30, 2014 and 2013, premiums ceded reflect net reductions of $17,052 and $6,785, respectively, that relate to certain provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 30.6% and 30.5% of gross premiums earned during the nine months ended September 30, 2014 and 2013, respectively.

Net Premiums Written during the nine months ended September 30, 2014 and 2013 totaled $222,180 and $204,692, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the nine months ended September 30, 2014 and 2013 were $190,289 and $170,820, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net Premiums Written	$222,180	$204,692
Increase in Unearned Premiums	(31,891)	(33,872)

Net Premiums Earned	$190,289	$170,820

Net Investment Income for the nine months ended September 30, 2014 and 2013 was $3,753 and $814, respectively. The increase in 2014 is primarily due to the increase in our investment portfolio, which has grown from $90,522 at September 30, 2013 to $158,212 at September 30, 2014.

Policy Fee Income for the nine months ended September 30, 2014 and 2013 was $1,826 and $3,013, respectively. The decrease in 2014 from the corresponding period in 2013 is primarily due to the change in the fourth quarter of 2013 in the method of recognizing policy fees, which are recognized ratably over the policy coverage period.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $58,939 and $47,775, respectively, during the nine months ended September 30, 2014 and 2013. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2014 and 2013 of $28,674 and $22,163, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes and brokerage fees. The $6,511 increase from the corresponding period in 2013 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens in 2012 and 2013 that have renewed and are included in 2014 direct written premiums.

Interest Expense for the nine months ended September 30, 2014 and 2013 was $7,809 and $2,379, respectively. The $5,430 increase was a result of the 3.875% convertible debt offering completed in December 2013.

Other Operating Expenses for the nine months ended September 30, 2014 and 2013 were $28,466 and $22,298, respectively. The $6,168 increase is primarily attributable to a $6,378 increase in compensation and related expenses of which $4,290 relates to stock-based compensation and accrued bonus expense. As of September 30, 2014, we had 181 employees located at our headquarters in Florida compared to 171 employees as of September 30, 2013. We also have 76 employees located in Noida, India at September 30, 2014 versus 68 at September 30, 2013.

Income Tax Expense for the nine months ended September 30, 2014 and 2013 were $29,366 and $31,221, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 37.9% for 2014 and 38.4% for 2013. The slight decrease in the 2014 effective tax rate was attributable to an increase related to the investment income earned on tax-exempt securities.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2014 (losses and loss adjustment expenses incurred related to net premiums earned) was 31.0% compared with 28.0% for the nine months ended September 30, 2013. (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the nine months ended September 30, 2014 (defined as underwriting expenses, interest and other operating expenses related to net premiums earned) was 34.1% compared with 27.4% for the nine months ended September 30, 2013. The increase in our expense ratio is primarily attributable to the increase in 2014 specific to compensation and related costs and interest expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2014 was 65.1% compared with 55.4% for the nine months ended September 30, 2013.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the nine months ended September 30, 2014 was 45.2% compared with 38.5% for the nine months ended September 30, 2013.

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

Our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss adjustment expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of commissions, taxes, payroll, and general overhead expenses.

We believe that we maintain sufficient liquidity to pay HCPCI’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and also to fund operating expenses. There is also a contingency with regard to the outcome of our premium tax audit as described in Note 13 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q. In addition, we have an outstanding commitment to provide financing under the ADC Arrangement.

Senior Notes

Our long-term debt at September 30, 2014 consisted of 8% Senior Notes due 2020 and 3.875% Senior Convertible Notes due 2019, which were issued for gross proceeds of $40,250 and $103,000, respectively, during 2013. We make quarterly interest payments of $805 on the senior notes due 2020 with quarterly payments due on January 30, April 30, July 30 and October 30. We make semiannual interest payments of approximately $1,996 on the convertible notes with payments due in arrears on March 15 and September 15 of each year. See Note 6 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

ADC Arrangement

In June 2014, we entered into an ADC Arrangement under which we agreed to provide financing up to a maximum of $9,785 for the acquisition, development and construction of a retail shopping center and appurtenant facilities. At September 30, 2014, $7,177 of the commitment is available and unused. See Note 3 — “Investments” under ADC Arrangement to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

Cash Flows for the Nine months ended September 30, 2014

Net cash provided by operating activities for the nine months ended September 30, 2014 was approximately $63,881, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $16,910 was primarily due to the purchases of available-for-sale securities of $88,837, the funding of the ADC Arrangement of $2,608 and the $4,500 cash contribution to a joint venture, offset by redemptions and repayments of fixed-maturity securities of $2,960, and the proceeds from sales of available-for-sale securities of $76,751. Net cash used in financing activities totaled $36,033, which was primarily due to $27,815 used in our share repurchase plan and $8,843 of net cash dividend payments.

Cash Flows for the Nine months ended September 30, 2013

Net cash provided by operating activities for the nine months ended September 30, 2013 was approximately $46,620, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, reinsurance premiums and losses and loss adjustment expenses. Net cash used in investing activities of $33,922 was primarily due to the purchases of available-for-sale securities of $36,453, the purchase of $3,107 in property and equipment and the purchase of $666 in real estate investments offset by redemptions and repayments of fixed-maturity securities of $2,534, and the proceeds from sales of available-for-sale securities of $3,770. Net cash provided by financing activities totaled $31,020, which was primarily due to $40,250 from the sale of the 8% Senior Notes due 2020, offset by $1,525 in related underwriting and issuance costs paid during the period and $7,704 of cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a minimum of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At September 30, 2014, we had $139,274 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we are contractually committed to provide financing for the acquisition, development and construction of one real estate property (which is referred to herein as the ADC Arrangement). Such commitment is not recognized in the financial statements but is required to be disclosed in the notes to the financial statements. See Note 13 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information. As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS AND COMMITMENT

The following table summarizes our contractual obligations and commitment as of September 30, 2014:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease (1)	$1,008	119	256	282	351
Service agreement (1)	181	21	46	51	63
Reinsurance contracts (2)	30,000	20,000	10,000	—	—
Acquisition, development and construction loan commitment (3)	7,177	7,177	—	—	—
Long-term debt obligations (4)	178,921	7,211	14,423	115,427	41,860

Total	$217,287	34,528	24,725	115,760	42,274

(1)	Represents the lease and maintenance service agreement for office space in Noida, India. Liabilities were converted from Indian rupees to U.S. dollars using the September 30, 2014 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unused portion of our commitment related to the ADC Arrangement. See Note 13— “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.
(4)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020 and the convertible notes due March 15, 2019.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2014, $21,756 of the total $47,654 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $25,898 relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At September 30, 2014, $11,324 of the $25,898 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $43,686 at December 31, 2013 to $47,654 at September 30, 2014. The $3,968 increase in our Reserves is comprised of $26,530 in reserves related to claims occurring in the 2014 loss year offset by reductions in our Reserves of $15,051 for 2013 and $7,511 for 2012 and prior loss years. The $26,530 in Reserves established for 2014 claims is primarily due to the increase in our policy count and exposures. The decrease of $22,562 specific to our 2013 and prior loss-year reserves is due both to settlement of claims and favorable development related to those loss years. Factors that are attributable to favorable development may include a lower severity of claims than the severity of claims considered in establishing our Reserves, a lower number of new claims reported than anticipated, and actual case development may be more favorable than originally anticipated.

Based on all information known to us, we consider our Reserves at September 30, 2014 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates must continually be reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended September 30, 2014 and 2013, we accrued benefits of $6,410 and $3,880, respectively, and deferred recognition of $102 and $1,604, respectively, in ceded premiums for total reductions in ceded premiums of $6,512 and $5,484, respectively. For the nine months ended September 30, 2014 and 2013, we accrued benefits of $14,405 and $4,682, respectively, and deferred recognition of $2,647 and $2,103, respectively, in ceded premiums for total reductions in ceded premiums of $17,052 and $6,785, respectively. As of September 30, 2014, we have accrued a benefit of $21,734 and deferred recognition of $6,354 in ceded premiums, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively.

In addition to Reserves and reinsurance contracts, we believe our accounting policies specific to deferred income taxes and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2014. For the nine months ended September 30, 2014, there have been no material changes with respect to any of our critical accounting policies.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at September 30, 2014 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed primarily by investment companies and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2014 (in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$90,192	$(9,985)	(9.97)%
200 basis point increase	93,522	(6,655)	(6.64)%
100 basis point increase	96,850	(3,327)	(3.32)%
100 basis point decrease	103,394	3,217	3.21%
200 basis point decrease	106,241	6,064	6.05%
300 basis point decrease	108,148	7,971	7.96%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are primarily investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2014 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$14,553	15	$14,942	15
AA+, AA, AA-	17,334	18	17,525	17
A+, A, A-	34,676	35	35,309	35
BBB+, BBB, BBB-	18,756	19	19,048	19
BB+, BB, BB-	6,260	6	6,216	6
Not rated	7,164	7	7,137	8

Total	$98,743	100	$100,177	100

Equity Price Risk

Our equity investment portfolio at September 30, 2014 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at September 30, 2014 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$24,960	64
Energy	3,777	10
Other (1)	2,120	5

	30,857	79

Mutual funds and Exchange traded funds by type:
Debt	7,302	19
Equity	938	2

	8,240	21

Total	$39,097	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2014, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

The table below summarizes the number of common shares repurchased under a share repurchase plan and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares during the three months ended September 30, 2014 (share amounts not in thousands):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (b)

July 31, 2014	125,721	$40.88	125,721	$17,060
August 31, 2014	120,857	$40.22	120,857	$12,200
September 30, 2014	529	$36.52	—	$12,200

	247,107	$40.55	246,578

(a)	In March 2014, our Board of Directors approved a one-year plan to repurchase up to $40,000 of common shares. See Note 11 — “Stockholders’ Equity” to our consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.
(b)	Represents the balances before commissions and fees at the end of each month.

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

Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Office of Insurance Regulation (1) if the dividend is equal to or less than the greater of (a) 10.0% of the insurer’s capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (2) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (3) the insurer files a notice of the dividend or distribution with the Florida Office of Insurance Regulation at least ten business days prior to the dividend payment or distribution and (4) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (1) subject to prior approval by the Florida Office of Insurance Regulation or (2) 30 days after the Florida Office of Insurance Regulation has received notice of such dividend or distribution and has not disapproved it within such time.

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

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2014 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8

Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.10	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.11	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.12	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.13	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.15

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.16	Multi Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Endorsement No. 2 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.22	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

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

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013.

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013.

10.41	Endorsement No 1 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013.

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013.

10.55	Purchase Agreement, dated December 5, 2013, by and between HCI Group, Inc. and JMP Securities LLC, as representative of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 6, 2013.

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

HCI GROUP, INC.

November 7, 2014	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.