Form 10-K
period 2014-12-31
HCI Group, Inc.
filed 2015-03-10
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014, computed by reference to the price at which the common stock was last sold on June 30, 2014, was $379,970,934.

The number of shares outstanding of the registrant’s common stock, no par value, on March 2, 2015 was 10,761,107.

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

Insurance Operations

Property and Casualty Insurance

Our principal operating subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), was incorporated and began operations in 2007. Through HCPCI, we currently provide property and casualty insurance to homeowners, condominium owners and tenants residing in Florida. HCPCI’s operations are supported by certain of HCI’s wholly owned subsidiaries as well as HCI Group, Inc.:

•	Homeowners Choice Managers, Inc. – acts as managing general agent and provides marketing, underwriting, claims settlement, accounting and financial services to HCPCI; and

•	Southern Administration, Inc. – provides policy administration services to HCPCI.

HCPCI began operations by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. We have assumed policies in eleven separate transactions, which took place from July 2007 through December 2014 and included the most recent assumption of primarily wind-only policies in December 2014. In addition, we completed a transaction with HomeWise Insurance Company (“HomeWise”) in November 2011 through which we acquired its Florida policies. Substantially all of our premium revenue since inception has come from the policies acquired in these assumption transactions and subsequent renewals. Through the Citizens assumptions and HomeWise policies, we have increased our geographic diversification within the state of Florida. Following the December 2014 assumption, we have approximately 175,000 policies in force and approximately $435 million in annualized gross premiums.

Citizens has historically required us to offer renewals on the policies we acquire in the take-out program for a period of three years subsequent to the initial expiration of the assumed policies. The policyholders have the option to renew with us or they may place their coverage with another insurance company. Policyholders also have the option to opt out of the assumption and return to Citizens. With respect to our November 2013 and December 2014 assumptions, the opt-out provision was limited to the thirty-day period preceding and following the assumption date. We strive to retain these policies by offering competitive rates and exceptional service to our policyholders. We may selectively pursue additional assumption transactions with Citizens in the future.

We face various challenges to implementing our operating and growth strategies. Since we currently write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant effect on our business, results of operations, and financial condition. To mitigate our risk of such catastrophic losses, we cede a portion of our exposure to reinsurers under contracts called catastrophe excess of loss reinsurance and quota share treaties. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida, which must approve our policy forms and premium rates as well as monitor HCPCI’s compliance with financial and regulatory requirements. Additionally, we may compete with large, well-established insurance companies, possessing greater financial resources, larger agency networks, and greater name recognition. See Item 1A, “Risk Factors,” below.

In addition, HCPCI began writing flood coverage in January 2014 in response to the demand for an alternative to the Federal National Flood Insurance Program for Florida homeowners. The flood coverage is offered on a limited basis as a policy endorsement to eligible new and pre-existing Florida customers who are likely most impacted by the significant rate increases that may result from the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012.

We seek opportunities to enter the property and casualty insurance market and establish our presence in other states. In August 2013, our subsidiary, Homeowners Choice Assurance Company, Inc., was approved and licensed by the Alabama Department of Insurance.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies. We believe that we have approximately 20 significant competitors writing homeowners’ property and casualty insurance in the state of Florida. Since beginning business in 2007, we have grown our business to become the third largest provider of homeowners’ property and casualty insurance in the state of Florida based on September 30, 2014 annualized premiums written data from the Florida Office of Insurance Regulation.

Many of our competitors have larger financial capacities, greater resource availability, and more diversification in terms of insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national insurers may have certain competitive advantages such as increased name recognition, increased loyalty of their customer base, and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business, or other reasons, price their insurance products below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price.

Our competitive strategies focus on the following key areas:

•	Exceptional service – We are committed to maintaining superior service to our policyholders and agents.

•	Claims settlement practices – We focus on fair and timely settlement of policyholder claims.

•	Disciplined underwriting – We analyze exposures and utilize available underwriting data to ensure policies meet our selective criteria.

•	Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents. For instance, we currently use our internally developed application, Exzeo, to increase the efficiency of our claims processing and settlement.

•	New product offerings – In addition to our flood-endorsed policies and wind-only program, we may cross-sell additional insurance products to our existing policyholders in order to broaden our lines of business and product mix or identify other lines of insurance to offer.

•	Geographical expansion – We continue to seek opportunities to expand our business within the state of Florida and perhaps into other states to increase overall geographic diversification.

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

Government Regulation

We are subject to the laws and regulations in any state in which we conduct our insurance business. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders as opposed to the interests of shareholders. Such regulations relate to a wide variety of financial and non-financial matters including:

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

Regulatory Uncertainty

Certain states including Florida have adopted laws or are considering proposed legislation which, among other things, limits the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies. The Florida legislature continuously considers bills affecting the Florida residential property insurance market. Current law penalizes insurers for noncompliance with the insurance code, establishes a private cause of action relating to claims payment practices, extends the notice period applicable to non-renewals of certain residential policies, prevents non-renewals and cancellation except for material misrepresentation and non-payment of premium and establishes procedures governing rate filings. Any changes in such laws and regulations could materially and adversely affect our operations or our ability to expand.

State Licensure and Approval

Most states, including Florida, require licensure and regulatory approval prior to the marketing of insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, rates, and forms, the character of its officers and directors and other of its financial and non-financial aspects. The regulatory authorities may not allow entry into a new market by not granting a license. In addition, regulatory authorities may preclude or delay our entry into markets by disapproving or withholding approval of our product filings.

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined once every five years. However, the FLOIR has the authority to conduct an examination of HCPCI whenever it is deemed appropriate. HCPCI’s latest FLOIR financial examination related to the year ended December 31, 2010.

Liability for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses represents our estimate of the total cost of (i) claims that have been incurred, but not yet paid (case reserves), (ii) claims that have been incurred but not yet reported (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. We base our estimates on various assumptions and actuarial data we believe to be reasonable under the circumstances. The process of estimating the liability is inherently subjective and is influenced by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments.

Significant time can elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. Our liability for losses and LAE, which we believe represents the best estimate at a given point in time based on facts, circumstances and historical trends then known, may necessarily be adjusted to reflect additional facts that become available during the loss settlement period.

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2014, 2013 and 2012, see Note 11 — “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represent estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE for the years 2007 (inception) through 2014 (amounts in thousands):

Schedule of Loss Development

	Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014
Original liability for losses and LAE[1]	$1,688	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908
Re-estimated losses and LAE[2] as of:
1 year later	1,412	10,879	18,399	26,776	27,309	38,712	47,344
2 years later	1,236	10,991	19,866	26,003	28,536	40,015
3 years later	1,268	11,661	19,361	27,226	28,499
4 years later	1,327	11,528	19,617	26,544
5 years later	1,330	11,424	18,969
6 years later	1,330	11,361
7 years later	1,330
Cumulative redundancy (deficiency)[3]	358	3,402	209	(4,398)	(1,075)	1,153	(3,658)

Cumulative amount of liability paid as of:
1 year later	760	7,725	10,481	16,833	15,652	22,365	26,595
2 years later	1,108	9,229	15,336	20,708	21,707	31,824
3 years later	1,108	10,339	17,065	23,732	25,350
4 years later	1,327	10,947	17,992	25,063
5 years later	1,330	11,121	18,375
6 years later	1,330	11,167
7 years later	1,330

Gross premiums earned	$9,546	$61,925	$110,011	$119,757	$143,606	$233,607	$337,113	$365,488

1	Represents management’s original estimated liability for (i) unpaid claims, (ii) IBNR, and (iii) loss adjustment expenses.
2	Represents the re-estimated liabilities in later years for unpaid claims, IBNR and loss adjustment expenses for each of the respective years.
3	Represents the difference between the latest re-estimate and the original estimate. A redundancy indicates the original estimate is higher than the current estimate whereas a deficiency indicates the original estimate is lower than the current estimate.

For the years ended December 31, 2014, 2013 and 2012, revenues from property and casualty insurance operations represented 96.1%, 95.0% and 93.0%, respectively, of total revenues of all operating segments. As a result, our property and casualty insurance operations are our only reportable operating segment.

Reinsurance

We have a Bermuda domiciled wholly owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd., which participates in HCPCI’s reinsurance program and uses cash as collateral for its loss exposure.

Other Operations

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in India and in Tampa, Florida, are focused on developing cloud-based, innovative products or services that can be marketed to the public in addition to providing affiliates with back-office technology support services that can facilitate and improve ongoing operations. Some of the technologies originally developed in-house for our own insurance operations have been launched for use by third parties. These products include the following.

ExzeoTM

Exzeo is a cloud application available at Exzeo.com that provides automation and intelligence across multiple business processes. The product offers a highly customizable environment for businesses to integrate existing applications and develop new ones to address their unique business needs.

PropletTM

We introduced to a selected group of independent insurance agents our new web-based tool called Proplet. Agents can search a property’s insurance-related information such as wind mitigation reports, inspection reports, claims activity reports or flood zone areas by name, address or by dropping a pin on a specific location on a map interface. In addition, agents can get an instant insurance quote from HCPCI through the use of Proplet. We plan to improve this technology continually as part of our commitment to exceptional service to policyholders and agents.

Atlas Viewer

Atlas Viewer is our new interactive cloud-based data mapping and visualization platform. Atlas Viewer allows users to upload, view and securely share data feeds on a customized map. Atlas Viewer, an industry agnostic data visualization product, allows users to combine data from multiple sources and leverage location coordinates to make more informed business decisions. Atlas Viewer is offered as a subscription-based service.

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

With the exception of the Ocala location, we lease office or retail space at each location to non-affiliates on various terms. In addition, we own and operate one full-service restaurant and two marinas that we acquired in connection with our purchase of the waterfront properties. The combined marina facilities offer to the general public: a) one dry-stack boat storage facility with capacity for 305 boats; b) 64 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry-stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis.

In June 2014, we entered into an Acquisition, Development and Construction loan arrangement (“ADC Arrangement”) under which it agreed to provide financing for up to a maximum of $9.8 million for the acquisition, development and construction of a retail shopping center and appurtenant facilities. Greenleaf Capital has an option to purchase the property when the construction project is completed contingent upon tenant rental commitments for at least 90% of rentable space being secured by the developer. We believe this opportunity will enable us to grow our real estate portfolio and diversify our future sources of income. See Note 4 — “Investments” under ADC Arrangement to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

In September 2014, we entered into a joint venture agreement with FMKT Sponsor, LLC. The joint venture plans to acquire land and construct a retail shopping center for lease or for sale in Melbourne, Florida. See Investment in Joint Venture under Note 4 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2014, 2013 and 2012:

(Amounts in millions except per share amounts)
	2014	2013	2012
For the year ended December 31:
Net premium earned	$252.1	$234.2	$157.7
Total revenue	$266.1	$241.1	$163.1
Losses and loss adjustment expenses	$79.5	$65.1	$66.3
Income before income taxes	$101.0	$106.5	$49.6
Net income	$62.7	$65.6	$30.2
Income available to common stockholders	$62.7	$65.5	$29.8

Earnings per share of common stock:
Basic	$5.90	$5.82	$3.45
Diluted	$5.36	$5.63	$3.02

Dividends per common share	$1.10	$0.95	$0.88

Net cash provided by operating activities	$88.7	$55.5	$106.3

Cash dividends paid on common stock	$11.7	$10.8	$8.1

At December 31:
Total investments	$168.8	$146.0	$60.9
Cash and cash equivalents	$314.7	$293.4	$230.2
Total assets	$602.2	$526.0	$338.3
Total stockholders’ equity	$182.6	$160.5	$121.3
Common shares outstanding (in millions)	10.2	10.9	10.9

Environmental Matters

Our subsidiaries that own waterfront property, including marina facilities, are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites.

Employees

As of February 20, 2015, we employed approximately 200 full-time individuals working primarily from our corporate offices in Florida and approximately 80 employees located in India. In addition, our real estate operations have approximately 70 employees leased through professional employer organizations.

Available Information

We file annual, quarterly, and current reports with the U.S. Securities and Exchange Commission (“SEC”). These filings are accessible free of charge on our website, www.hcigroup.com (click “SEC filings” at the “Investor Information” tab), as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, which can be accessed via the SEC’s website at www.sec.gov. In addition, these filings are accessible at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A – Risk Factors

Our business is subject to a number of risks, including those described below, which could have a material effect on our results of operations, financial condition or liquidity and, additionally, could cause our operating results to vary significantly from period to period.

Although we plan to enter the insurance market in other states, our insurance business is currently in Florida only. Thus, any single catastrophic event or other condition affecting losses in Florida could adversely affect our financial condition and results of operations.

A single catastrophic event, a destructive weather pattern, a general economic trend, regulatory developments or other conditions specifically affecting the state of Florida could have a disproportionately adverse impact on our business, financial condition, and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in the state of Florida subjects it to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms, and tornados. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in the state of Florida could also make it less attractive for us to do business in Florida and would have a more pronounced effect on our business than it would on other insurance companies that are geographically diversified. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in the state of Florida could have an adverse effect on our business, financial condition, and results of operations.

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

Our operations are highly dependent on the efforts of our senior executive officers, particularly our chief executive officer, Paresh Patel, as well as our chief financial officer, Richard Allen, and HCPCI’s president, Scott Wallace. The loss of their leadership, industry knowledge and experience could negatively impact our operations. However, we have management succession plans to lessen any such negative impact. With the exception of Mr. Patel, Mr. Allen and Mr. Wallace, we have no employment agreements with any of our personnel nor do we offer any guarantee of any employee’s ongoing service. We maintain key-man life insurance on Mr. Patel although such policy may be insufficient to cover us for the damage resulting to our company from the loss of Mr. Patel’s services.

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

The development and expansion of our insurance business is dependent upon the successful development and implementation of advanced computer and data processing systems. Because HCPCI intends to expand its writing of voluntary policies, we are enhancing our information technology systems to handle and process an increased volume of voluntary policies. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations.

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

We conduct our business primarily from offices located in Tampa, Florida where tropical storms could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business although we believe we have sufficient redundancies to replace our facilities if functionality is impaired. We contract with a third party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. Access to these databases is strictly controlled and limited to authorized personnel. In the event of a disaster causing a complete loss of functionality at our Tampa location, we plan to use temporarily the secondary office in Ocala, Florida to continue our operations.

Increased competition, competitive pressures, industry developments, and market conditions could affect the growth of our business and adversely impact our financial results.

The property and casualty insurance industry in Florida is cyclical and highly competitive. We compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field, and new entrants to the Florida market. Many of these competitors have greater financial resources, larger agency networks and greater name recognition than our company. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverage offered, availability of coverage desired by customers, commission structure, and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

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

Our failure to pay claims accurately could adversely affect our insurance business, financial results and capital requirements.

We rely on our claims personnel to accurately evaluate and pay the claims made under our policies. Many factors could affect our ability to accurately evaluate and pay claims, including the accuracy of our external independent adjusters as they make their assessments and submit their estimates of damages; the training, background, and experience of our claims representatives; the ability of our claims personnel to ensure consistent claims handling given the input by our external independent adjusters; the ability of our claims department to translate the information provided by our external independent adjusters into acceptable claims settlements; and the ability of our claims personnel to maintain and update our claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting. Any failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our corporate image and negatively affect our financial results.

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

Our future growth will depend on our ability to expand the number of insurance policies we write, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the insurance risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our income from operations and investments. Unexpected catastrophic events in our market areas, such as hurricanes, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

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

Limited markets for and restrictions on certain holdings in our investment portfolio.

Certain holdings in our investment portfolio include limited partnership interests, a construction loan (which is referred to herein as the ADC Arrangement) and one real estate joint venture. We also plan to increase our holdings in these types of investments in the near future. These investments may be illiquid in the near term as they are privately placed and are subject to certain restrictions or conditions that may limit our ability to immediately dispose of the investment. If it becomes necessary to sell any of these investments at a time when the fair market value is below our carrying value, we may incur significant losses which could have a material adverse effect on our net income and financial position.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our available cash.

A portion of our income is, and likely will continue to be, generated by the investment of our available cash. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of available cash invested. We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we risk non-collectability of reinsurance amounts due us from reinsurers with which we have contracted.

Reinsurance is a method of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company, or reinsurer. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The cost of such reinsurance is subject to prevailing market conditions beyond our control, such as the amount of capital in the reinsurance market and natural and man-made catastrophes. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material, adverse effect on our financial position, results of operations and cash flows.

With respect to the reinsurance treaties we currently have in effect, our ability to recover amounts due from reinsurers is subject to the reinsurance company’s ability and willingness to pay and to meet their obligations to us. We attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better or we require the reinsurer to fully collateralize its exposure. While we monitor from time to time their financial condition, we rely principally on A.M. Best, our reinsurance broker, and other rating agencies in determining their ability to meet their obligations to us. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material, adverse effect on our financial condition or results of operations.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners, and tenants for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have written, arising out of catastrophes that may have a significant effect on our business, results of operations, and financial condition. A significant catastrophe could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires and man-made events. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material, adverse impact on our results of operations and financial condition.

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

Our insurance underwriting process is generally designed to limit our exposure to known and manageable risks. Various provisions of our policies, such as limitations or exclusions from coverage, which have been negotiated to limit our risks, may not be enforceable in the manner we intend.

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

•	the availability of sufficient reliable data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques;

•	changes in legal standards, claim settlement practices, and restoration costs; and

•	legislatively imposed consumer initiatives.

In addition, we could underprice risks, which would negatively affect our profit margins. We could also overprice risks, which could reduce our retention, sales volume and competitiveness. In any event, our profitability could be materially and adversely affected.

Use of current operating resources may be necessary to develop future new insurance products.

We may expand our product offerings by underwriting additional insurance products and programs. Claddaugh may offer reinsurance products to unaffiliated insurance companies. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products will also require regulatory approval, further increasing our costs and potentially affecting the speed with which we will be able to pursue new market opportunities. We cannot assure you that we will be successful bringing new insurance products to markets.

Use of current operating resources may be necessary to expand our insurance business geographically.

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

As an insurance holding company, we are currently subject to state regulation and in the future may become subject to federal regulation.

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

HCPCI is approved as an admitted carrier in Florida and as a non-admitted carrier in Maryland, New Jersey, South Carolina and Virginia. In addition, our Alabama subsidiary is approved as an admitted carrier to write insurance products in Alabama. We may in the future seek authorization to transact business in other states as well. We will therefore become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

Our insurance subsidiaries are subject to extensive regulation, which may reduce our profitability or limit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Our insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled and the states in which they transact insurance business. Such supervision and regulation is primarily designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things —

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

Our real estate operations include owning marina operations, which are subject to regulation under various federal, state, and local laws concerning the environment.

Our marina operations are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including remediation costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws relating to our marina operations.

Our real estate operations include owning restaurant operations, which expose us to additional risks, which could negatively impact our operating results and financial condition.

Our restaurant operations expose us to unique business risks. For example, restaurant operations are dependent in large part on food, beverage, and supply costs that are not within our control. Also, the restaurant industry is affected by changes in consumer preferences and discretionary spending patterns that could adversely affect revenues from restaurant operations. Moreover, the restaurant industry is affected by litigation and publicity concerning food quality, health, and other issues which can cause guests to avoid restaurants and that can result in liabilities. Any one of these risks, among others, could negatively impact our operating results and financial condition.

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

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by us and our U.S. subsidiaries and serves as our headquarters. In addition, we lease an aggregate of approximately 42,500 square feet to non-affiliates.

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

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and three buildings with retail space having an aggregate gross area of 28,893 square feet. This marina facility is operated by us. Approximately 49% of the available retail space is leased to non-affiliates.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease commenced January 15, 2013 and has an initial term of nine years. We are permitted to terminate the lease after the 36-month period following the commencement date by providing 3 months’ written notice to the landlord.

Rental expense under all facility leases was $222,000, $248,000 and $527,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The 2012 expense included $179,000 related to our former corporate headquarters.

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

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Markets for Common Stock

Our common stock is trading on the New York Stock Exchange under the symbol “HCI.” The following table represents the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	Common Stock
	Price
	High	Low
Calendar Quarter - 2014
First Quarter	$52.07	35.92
Second Quarter	$41.41	34.24
Third Quarter	$43.35	35.99
Fourth Quarter	$50.84	35.36

Calendar Quarter - 2013
First Quarter	$27.25	20.16
Second Quarter	$35.21	24.66
Third Quarter	$41.66	29.99
Fourth Quarter	$53.50	37.79

Holders

As of February 27, 2015, the market price for our common stock was $47.32 and there were 21 holders of record of our common stock.

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

Declaration Date	Payment Date	Date of Record	Per Share Amount
1/22/2013	3/15/2013	2/15/2013	$0.225
4/8/2013	6/21/2013	5/17/2013	$0.225
7/16/2013	9/20/2013	8/16/2013	$0.225
10/18/2013	12/20/2013	11/15/2013	$0.275
1/27/2014	3/21/2014	2/21/2014	$0.275
3/17/2014	6/20/2014	5/16/2014	$0.275
6/26/2014	9/19/2014	8/15/2014	$0.275
10/21/2014	12/19/2014	11/21/2014	$0.275

Under Florida law, a domestic insurer such as HCPCI may not pay any dividend or distribute cash or other property to its stockholders unless certain requirements, which are discussed in Note 19 — “Regulatory Requirements and Restrictions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, are met.

In the first quarter of 2015, we increased cash dividends on our common stock from 27.5 cents per share to 30 cents per share, although we are not obligated to do so and may discontinue cash dividends or change the cash-dividend rate on our common stock at any time and for any reason.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2014. We currently have no equity compensation plans not approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	230,000	$3.00	4,246,470

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2008 and its relative performance is tracked through December 31, 2014. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
HCI Group, Inc.
Russell 2000 Index
NASDAQ Insurance Index
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
Based on an initial investment of $100 on December 31, 2009
with dividends reinvested

Recent Sales of Unregistered Securities

All information related to sales of unregistered securities had been reported in a current report on Form 8-K.

Issuer Purchases of Equity Securities

The table below summarizes the number of common shares repurchased under a share repurchase plan and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares during the three months ended December 31, 2014 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (b)

October 31, 2014	81,020	$39.83	81,020	$8,972
November 30, 2014	153,949	$42.05	153,402	$2,526
December 31, 2014	21,355	$40.31	21,355	$1,666

	256,324	$41.20	255,777

(a)	In March 2014, our Board of Directors approved a one-year plan to repurchase up to $40 million of common shares. See Note 14 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
(b)	Represents the balances before commissions and fees at the end of each month.

ITEM 6 – Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data at December 31, 2014 and 2013 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012, 2011, and 2010, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	As of or for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollar amounts in thousands, except per share amounts)
Operating Revenue
Gross premiums earned	$365,488	$337,113	$233,607	$143,606	$119,757
Premiums ceded	(113,423)	(102,865)	(75,939)	(55,525)	(57,322)

Net premiums earned	252,065	234,248	157,668	88,081	62,435
Net investment income	4,781	1,469	980	2,061	1,962
Policy fee income	2,820	3,098	2,538	1,438	1,464
Net realized investment gains	4,735	80	276	290	2,003
Gain on bargain purchase	—	—	179	936	—
Other income	1,707	2,193	1,424	1,003	751

Total operating revenue	266,108	241,088	163,065	93,809	68,615

Operating Expenses
Losses and loss adjustment expenses	79,468	65,123	66,310	48,243	37,667
Policy acquisition and other underwriting expenses	37,952	31,619	25,930	18,129	14,878
Salaries and wages	16,483	14,714	10,545	4,916	3,066
Interest expense	10,453	3,607	—	—	—
Goodwill impairment loss	—	—	161	—	—
Other operating expenses	20,790	19,572	10,539	6,116	4,418

Total operating expenses	165,146	134,635	113,485	77,404	60,029

Income before income taxes	100,962	106,453	49,580	16,405	8,586
Income tax expense	38,298	40,891	19,423	6,441	3,164

Net income	$62,664	$65,562	$30,157	$9,964	$5,422
Preferred stock dividends	4	(104)	(322)	(815)	—

Income available to common stockholders	$62,668	$65,458	$29,835	$9,149	$5,422

Per Share Data:
Basic earnings per common share	$5.90	$5.82	$3.45	$1.49	$0.88

Diluted earnings per common share	$5.36	$5.63	$3.02	$1.34	$0.81

Dividends per common share	$1.10	$0.95	$0.88	$0.53	$0.30

Ratios to Net Premium Earned:
Loss Ratio	31.53%	27.80%	42.06%	54.77%	60.33%
Expense Ratio	33.99%	29.67%	29.92%	33.11%	35.82%

Combined Ratio	65.52%	57.47%	71.98%	87.88%	96.15%

Ratios to Gross Premiums Earned:
Loss Ratio	21.74%	19.32%	28.39%	33.59%	31.45%
Expense Ratio	23.45%	20.62%	20.19%	20.31%	18.67%

Combined Ratio	45.19%	39.94%	48.58%	53.90%	50.12%

Consolidated Balance Sheet Data:
Total investments	$168,799	$146,028	$60,916	$58,759	$43,481
Total cash and cash equivalents	$314,716	$293,398	$230,214	$100,355	$54,849
Total assets	$602,210	$526,316	$338,288	$214,818	$140,948
Total stockholders’ equity	$182,585	$160,521	$121,253	$63,830	$46,629

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. All dollar amounts, except per share amounts, stated in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands unless specified otherwise.

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

OVERVIEW

General

HCI Group, Inc. is a Florida-based holding company primarily providing property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida through its subsidiaries. We offer insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

We began operations in 2007 by participating in a “take-out program” which is a legislatively mandated program designed to encourage private companies to assume policies from Citizens, a Florida state sponsored insurance carrier. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens and one assumption transaction with HomeWise Insurance Company. This growth track has been beneficial to us in terms of reduced policy acquisition costs and, depending on the timing of the transaction, temporarily lower reinsurance costs. Even though expanding our policyholder base through opportunistic assumptions may continue to be a part of our growth plan, we will also seek opportunities to expand and to provide new product offerings such as our flood product, which we began offering as an endorsement in January 2014, and our wind-only policies, which we assumed from Citizens in December 2014.

Recent Developments

On January 19, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends will be paid March 20, 2015 to stockholders of record on February 20, 2015.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Our results of operations for the year ended December 31, 2014 reflect income available to common stockholders of $62,668, or $5.36 earnings per diluted common share, compared with income available to common stockholders of $65,458, or $5.63 earnings per diluted common share, for the year ended December 31, 2013.

Revenue

Gross Premiums Earned for the years ended December 31, 2014 and 2013 were $365,488 and $337,113, respectively. The increase in 2014 was primarily attributable to revenue from the Citizens assumptions completed in November 2013 and December 2014.

Premiums Ceded for the years ended December 31, 2014 and 2013 were $113,423 and $102,865, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties. During the years ended December 31, 2014 and 2013, premiums ceded reflect net reductions of $23,543 and $12,521, respectively, that relate to certain provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 31.0% and 30.5% of gross premiums earned during the years ended December 31, 2014 and 2013, respectively.

Net Premiums Written during the years ended December 31, 2014 and 2013 totaled $294,230 and $251,906, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the years ended December 31, 2014 and 2013 were $252,065 and $234,248, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Net Premiums Written	$294,230	$251,906
Increase in Unearned Premiums	(42,165)	(17,658)

Net Premiums Earned	$252,065	$234,248

Net Investment Income for the years ended December 31, 2014 and 2013 was $4,781 and $1,469, respectively. The increase in 2014 is primarily due to the increase in late 2013 in our investments in available-for-sale securities that comprise the majority of our investment portfolio and the change in the mix of our available-for-sale investments during 2014. See Note 4 — “Investments” under Net Investment Income (Loss) to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Policy Fee Income for the years ended December 31, 2014 and 2013 was $2,820 and $3,098, respectively. The decrease in 2014 is primarily due to the change in the fourth quarter of 2013 in the method of recognizing policy fees, which are recognized ratably over the policy coverage period.

Net Realized Investment Gains for the years ended December 31, 2014 and 2013 was $4,735 and $80, respectively. The increase in 2014 is due to sales of fixed-maturity securities primarily in the third quarter of 2014.

Expenses

Our Losses and Loss Adjustment Expenses amounted to $79,468 and $65,123, respectively, during the years ended December 31, 2014 and 2013. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2014 and 2013 were $37,952 and $31,619, respectively, and primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, and premium taxes and brokerage fees. The increase in 2014 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens in 2013 that have renewed and are included in 2014 direct written premiums.

Salaries and Wages for the years ended December 31, 2014 and 2013 were $16,483 and $14,714, respectively. The $1,769 increase in 2014 was primarily attributable to an increase in employee headcount. As of December 31, 2014, we had 200 employees located at our headquarters in Florida compared with 177 employees as of December 31, 2013. We also had 79 employees located in Noida, India at December 31, 2014 versus 67 at December 31, 2013.

Interest Expense for the years ended December 31, 2014 and 2013 were $10,453 and $3,607, respectively. The increase in 2014 was primarily the result of the 3.875% convertible debt offering completed in December 2013.

Other Operating Expenses for the years ended December 31, 2014 and 2013 were $20,790 and $19,572, respectively. The $1,218 increase in 2014 was primarily attributable to a $3,383 increase in stock-based compensation and employee benefit expenses offset by a decrease in other general expenses such as professional service fees, director fees, and charitable contributions.

Income Tax Expense for the years ended December 31, 2014 and 2013 was $38,298 and $40,891, respectively, for state, federal and foreign income taxes resulting in an effective tax rate of 37.9% for 2014 and 38.4% for 2013.

Ratios:

The loss ratio applicable to the year ended December 31, 2014 (losses and loss adjustment expenses related to net premiums earned) was 31.5% compared with 27.8% for the year ended December 31, 2013. (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the year ended December 31, 2014 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 34.0% compared with 29.7% for the year ended December 31, 2013. The increase in our expense ratio is primarily attributable to the increase in 2014 specific to interest expense and compensation and related costs.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2014 was 65.5% compared with 57.5% for the year ended December 31, 2013. Our combined ratio was negatively impacted by an increase in interest expense and compensation and related costs and, also, the increase in 2014 in our losses and loss adjustment expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2014 was 45.2% compared with 39.9% for the year ended December 31, 2013.

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

Premiums Ceded for the years ended December 31, 2013 and 2012 were $102,865 and $75,939, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties. During the year ended December 31, 2013, premiums ceded reflect a net reduction of $12,521 related to the provisions under certain reinsurance contracts. Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 30.5% and 32.5% of gross premiums earned during the years ended December 31, 2013 and 2012, respectively.

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

Net Investment Income for the years ended December 31, 2013 and 2012 was $1,469 and $980, respectively. The increase in 2013 is primarily due to higher returns on our investment portfolio, which has grown from $44,829 in 2012 to $129,800 in 2013, and lower operating losses related to certain of our real estate investments.

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

Salaries and Wages for the years ended December 31, 2013 and 2012 were $14,714 and $10,545, respectively. The $4,169 increase in 2013 was primarily attributable to increases in employee headcount and cash bonus expense. As of December 31, 2013, we had 177 employees located at our offices in Florida compared with 145 employees as of December 31, 2012. We also had 67 employees located in Noida, India at December 31, 2013 versus 62 at December 31, 2012.

Interest Expense totaled $3,607 for the year ended December 31, 2013 and relates to the two debt offerings we completed during 2013. See Note 9 — “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Other Operating Expenses for the years ended December 31, 2013 and 2012 were $19,572 and $10,539, respectively. The $9,033 increase was primarily attributable to a $5,127 increase in stock-based compensation and employee benefit expenses. The remaining increase of $3,906 relates to charitable contributions of $1,066 and other administrative costs, which include a variety of professional service fees, corporate insurances, information system expense, and other general expenses of $2,840.

Income Tax Expense for the years ended December 31, 2013 and 2012 was $40,891 and $19,423, respectively, for state, federal and foreign income taxes resulting in an effective tax rate of 38.4% for 2013 and 39.2% for 2012.

Ratios:

The loss ratio applicable to the year ended December 31, 2013 was 27.8% compared with 42.1% for the year ended December 31, 2012. Our loss ratio was positively impacted by a significant increase in our net premiums earned during 2013 combined with favorable development in claim trends for frequency and severity and favorable development of reserves for prior accident years (see Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the year ended December 31, 2013 was 29.7% compared with 29.9% for the year ended December 31, 2012.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2013 was 57.5% compared with 72.0% for the year ended December 31, 2012. Our combined ratio was positively impacted by a significant increase in our net premiums earned during 2013 (see Gross Premiums Earned above) and, also, by continued favorable trends in 2013 related to our losses and loss adjustment expenses.

The combined ratio to gross premiums earned for the year ended December 31, 2013 was 39.9% compared with 48.6% for the year ended December 31, 2012.

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

Our main insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss adjustment expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and also to fund operations. In addition, we intend to increase the size of our portfolios of limited partnership investments and real estate investments in order to maximize returns during 2015.

Senior Notes

Our long-term debt at December 31, 2014 consisted of 8% Senior Notes due 2020 and 3.875% Senior Convertible Notes due 2019, which were issued during 2013 for gross proceeds of $40,250 and $103,000, respectively. We make quarterly interest payments of $805 on the senior notes due 2020 with quarterly payments due on January 30, April 30, July 30 and October 30. We make semiannual interest payments of approximately $1,996 on the convertible notes with payments due in arrears on March 15 and September 15 of each year. See Note 9 — “Long-term debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Share Repurchase Plan

On March 18, 2014, our Board of Directors approved a one-year plan to repurchase up to $40,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. See Note 14 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investment

We entered into a subscription agreement to invest up to a maximum of $12,500 for a 16.5% interest in a limited partnership. The partnership which was approved to operate as a small investment company in October 2014 aims to provide direct lending to private U.S. lower-middle-market companies. At December 31, 2014, there is an unfunded capital balance of $9,860. See Limited Partnership Investment under Note 4— “ Investment” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

ADC Arrangement

In June 2014, we entered into an ADC Arrangement under which we agreed to provide financing up to a maximum of $9,785 for the acquisition, development and construction of a retail shopping center and appurtenant facilities. At December 31, 2014, $6,981 of the commitment is available and unused. See Note 4 — “Investments” under ADC Arrangement to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 are summarized below.

Cash Flows for the Year ended December 31, 2014

Net cash provided by operating activities for the year ended December 31, 2014 totaled $88,729, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $18,652 was primarily due to the purchases of available-for-sale securities of $127,622, the funding of the ADC Arrangement of $2,803 and the $4,500 cash contribution to a joint venture, offset by redemptions and repayments of fixed-maturity securities of $4,603, and the proceeds from sales of available-for-sale securities of $115,175. Net cash used in financing activities totaled $48,730, which was primarily due to $38,354 used in our share repurchase plan and $11,670 of net cash dividend payments.

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

At December 31, 2014, we had $142,634 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

With the exception of large national and regional banks, it is our current practice not to maintain cash deposits of more than an aggregate of $5,500 in any one bank at any time. From time to time, we may have in excess of $5,500 of cash available for investment and on deposit at a single national brokerage firm. In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we are contractually committed to provide financing for the acquisition, development and construction of one real estate property and to provide a capital contribution for a limited partnership interest (which are referred to herein as the ADC Arrangement and the Limited Partnership Investment, respectively). Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 17 — “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K and Contractual Obligations and Commitments below for additional information. As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of December 31, 2014:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease (1)	$958	118	253	279	308
Service agreement (1)	172	21	46	50	55
Reinsurance contracts (2)	89,440	66,451	22,989	—	—
Acquisition, development and construction loan commitment (3)	6,981	6,981	—	—	—
Unfunded capital commitment (4)	9,860	9,860	—	—	—
Long-term debt obligations (5)	178,116	7,211	14,423	115,427	41,055

Total	$285,527	90,642	37,711	115,756	41,418

(1)	Represents the lease and maintenance service agreement for office space in Noida, India. Liabilities were converted from India Rupee to U.S. dollars using the December 31, 2014 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unused portion of our commitment related to the ADC Arrangement. See Note 17 — “Commitments and Contingencies” under Financing Commitment to our consolidated financial statements under Item 8 of this Annual Report.
(4)	Represents the unfunded balance of capital commitment under the subscription agreement related to one limited partnership.
(5)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020 and the convertible notes due March 15, 2019.

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

Reserves for Losses and Loss Adjustment Expenses. We establish reserves for the estimated total unpaid costs of losses including LAE. We believe reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been incurred but not yet reported. Reserves established by us represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss reserves represent, we believe, management’s best estimate of our company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. Our exposure is impacted by both the risk characteristics of the physical locations where we write policies, such as hurricane and tropical storm-related risks, as well as risks associated with varying social, judicial and legislative characteristics in the states in which we operate. In determining loss reserves, we give careful consideration to all available data and actuarial analyses. This process involves significant judgment.

Reserves represent estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to our insurance company. The amount of loss reserves for reported claims consist of case reserves (based on a case-by-case evaluation of the kind of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss) and bulk reserves for additional growth on carried case reserves on known claims (based on historical patterns of development on aggregate claims grouped by loss date). The amounts of reserves for unreported claims and LAE (incurred but not reported claims, or IBNR) are determined using historical homeowners insurance information as adjusted to current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results over multiple years.

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

Loss Reserve Estimation Methods. We apply the following general methods in projecting loss and LAE reserves:

•	Reported loss development;

•	Paid loss development;

•	Reported Bornhuetter-Ferguson method;

•	Paid Bornhuetter-Ferguson method;

•	Loss ratio method; and

•	Frequency-Severity method.

Selected reserves are based on a review of the indications from these methods as well as emergence since the most recent evaluation and number of open claims for a given accident period.

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

The loss ratio method is most useful as an alternative to other models for immature loss years. For these immature years, the amounts reported or paid may be small and unstable, and therefore, not predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when variations in reporting or payment patterns distort the historical development of losses.

The paid and reported Bornhuetter-Ferguson methods are a weighting of the loss ratio method and the corresponding development method. Outstanding reserves or IBNR reserves are derived by applying the loss ratio estimate to the estimated unpaid or unreported percent of losses based on the development patterns from the development methods.

Finally, we employ the frequency/severity method. We segregate our claims according to when they were incurred and conduct a detailed review in order to estimate average future development of open claims and average projected loss on IBNR claims. We combine this estimate with our open claims in order to derive an estimate of expected unreported losses. Paid losses are added to this estimate in order to derive an estimate of ultimate losses. This method is based on the assumption that future unreported claims and the average severity of open claims and unreported claims can be reasonably estimated from the experience available.

While the property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, sinkholes, product and mold, and other uncertain or environmental exposures, we have not experienced significant losses from these types of claims. However, we have experienced losses from exposures (sinkholes and catastrophes) that follow materially different loss patterns than the balance of our experience. To address this situation, we separate these exposures from the remainder of the business and derive reserves specific to each of these exposures. Total reserves are determined by adding the reserves related to each segment of business.

Currently, our estimated ultimate liability is calculated monthly using these principles and procedures applied to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material, adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

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

Year Ended December 31, 2014
Change in Reserves	Reserves	Percentage change in equity, net of tax

-10.0%	44,017	1.65%
-7.5%	45,240	1.23%
-5.0%	46,463	0.82%
-2.5%	47,685	0.41%
Base	48,908	—
2.5%	50,131	-0.41%
5.0%	51,353	-0.82%
7.5%	52,576	-1.23%
10.0%	53,799	-1.65%

Economic Impact of Reinsurance Contracts with Retrospective Provisions. Certain of our reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results should a catastrophic loss event occur during the contract term.

For the years ended December 31, 2014 and 2013, we accrued benefits of $20,794 and $8,815, respectively, and deferred recognition of $2,749 and $3,706, respectively, in ceded premiums for total reductions in ceded premiums of $23,543 and $12,521, respectively. As of December 31, 2014, we have accrued a benefit of $28,123 and deferred recognition of $6,456 in ceded premiums, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively. At December 31, 2013, we had $8,815 of accrued benefits and $3,706 of ceded premiums deferred related to these agreements. In June 2014, we received $1,485 under the terms of one retrospective reinsurance contract, which terminated May 31, 2014.

Income Taxes. We account for income taxes in accordance with U.S. GAAP, resulting in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Valuation allowances are provided against assets that are not likely to be realized, if any. We have elected to classify the related interest and penalties, if any, as income tax expense as permitted by current accounting standards.

Stock-Based Compensation. We account for our stock option and incentive plan under the fair value recognition provisions of U.S. GAAP, which requires the measurement, and recognition of compensation for all stock-based awards made to employees and non-employee directors including stock options and restricted stock issuances based on estimated fair values. We recognize stock-based compensation in the consolidated statements of income on a straight-line basis over the vesting period. We use the Black-Scholes option-pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate. For restricted stock awards with market-based conditions, we estimate their fair values by using a Monte Carlo simulation model, which requires the following variables for input: 1) expected dividends per share, 2) expected volatility, 3) risk-free interest rate, 4) estimated cost of capital, and 5) expected term of each award.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolios at December 31, 2014 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by investment companies and are overseen by the investment committee appointed by our board of directors.

Our investment portfolios are exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the value of our investment portfolios.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2014 (in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$85,196	$(11,888)	(12.25)%
200 basis point increase	89,159	(7,925)	(8.16)%
100 basis point increase	93,121	(3,963)	(4.08)%
100 basis point decrease	101,035	3,951	4.07%
200 basis point decrease	104,697	7,613	7.84%
300 basis point decrease	107,242	10,158	10.46%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2014 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$2,287	2	$2,293	2
AA+, AA, AA-	16,984	18	17,106	18
A+, A, A-	32,072	33	32,784	34
BBB+, BBB, BBB-	31,996	33	32,386	33
BB+, BB, BB-	6,254	7	5,974	6
Not rated	6,570	7	6,541	7

Total	$96,163	100	$97,084	100

Equity Price Risk

Our equity investment portfolio at December 31, 2014 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds (“ETF”). We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at December 31, 2014 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$29,361	64
Energy	3,003	7
Consumer	4,047	9
Other (1)	294	1

	36,705	81

Mutual funds and ETF by type:
Debt	7,550	17
Equity	1,295	2

	8,845	19

Total	$45,550	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2014, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCI Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2015, expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Clearwater, Florida
March 10, 2015

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries

We have audited HCI Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, HCI Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of HCI Group, Inc. and Subsidiaries, and our report dated March 10, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Clearwater, Florida
March 10, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

HCI Group, Inc.

Tampa, Florida:

We have audited the consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of HCI Group, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations, comprehensive income and cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 10, 2015

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2014	2013

Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $96,163 and $110,738, respectively)	$97,084	$112,151
Equity securities, available for sale, at fair value (cost: $45,387 and $17,248, respectively)	45,550	17,649
Limited partnership investment, at equity	2,550	—
Investment in joint venture, at equity	4,477	—
Real estate investments	19,138	16,228

Total investments	168,799	146,028
Cash and cash equivalents	314,716	293,398
Accrued interest and dividends receivable	1,059	1,133
Income taxes receivable	2,624	—
Premiums receivable	15,824	14,674
Prepaid reinsurance premiums	34,096	28,066
Deferred policy acquisition costs	15,014	14,071
Property and equipment, net	12,292	13,132
Deferred income taxes, net	2,499	—
Other assets	35,287	15,814

Total assets	$602,210	$526,316

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$48,908	$43,686
Unearned premiums	214,071	171,907
Advance premiums	4,380	4,504
Assumed reinsurance balances payable	218	4,660
Accrued expenses	4,826	4,032
Dividends payable	—	19
Income taxes payable	—	543
Deferred income taxes, net	—	2,740
Long-term debt	129,539	126,932
Other liabilities	17,683	6,772

Total liabilities	419,625	365,795

Commitments and contingencies (Note 17)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (liquidation preference $10.00 per share), no par value, 1,500,000 shares authorized, 0 and 110,684 shares issued and outstanding in 2014 and 2013, respectively	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 10,189,128 and 10,939,268 shares issued and outstanding in 2014 and 2013, respectively)	—	—
Additional paid-in capital	20,465	48,966
Retained income	161,454	110,441
Accumulated other comprehensive income, net of taxes	666	1,114

Total stockholders’ equity	182,585	160,521

Total liabilities and stockholders’ equity	$602,210	$526,316

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012

Revenue

Gross premiums earned	$365,488	$337,113	$233,607
Premiums ceded	(113,423)	(102,865)	(75,939)

Net premiums earned	252,065	234,248	157,668

Net investment income	4,781	1,469	980
Policy fee income	2,820	3,098	2,538
Net realized investment gains	4,735	80	276
Gain on bargain purchase	—	—	179
Other	1,707	2,193	1,424

Total revenue	266,108	241,088	163,065

Expenses

Losses and loss adjustment expenses	79,468	65,123	66,310
Policy acquisition and other underwriting expenses	37,952	31,619	25,930
Salaries and wages	16,483	14,714	10,545
Interest expense	10,453	3,607	—
Goodwill impairment loss	—	—	161
Other operating expenses	20,790	19,572	10,539

Total expenses	165,146	134,635	113,485

Income before income taxes	100,962	106,453	49,580

Income tax expense	38,298	40,891	19,423

Net income	$62,664	$65,562	$30,157

Preferred stock dividends	4	(104)	(322)

Income available to common stockholders	$62,668	$65,458	$29,835

Basic earnings per common share	$5.90	$5.82	$3.45

Diluted earnings per common share	$5.36	$5.63	$3.02

Dividends per common share	$1.10	$0.95	$0.88

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012

Net income	$62,664	$65,562	$30,157

Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments:
Net unrealized gain (loss) arising during the period	3,870	(767)	2,571
Other-than-temporary impairment loss charged to investment income	107	—	—
Call and repayment losses charged to investment income	28	24	3
Reclassification adjustment for net realized gain	(4,735)	(80)	(276)

Net change in unrealized (loss) gain	(730)	(823)	2,298
Deferred income taxes on above change	282	317	(886)

Total other comprehensive (loss) income, net of income taxes	(448)	(506)	1,412

Comprehensive income	$62,216	$65,056	$31,569

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2014

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity
Balance at December 31, 2013	110,684	$—	10,939,268	$—	$48,966	$110,441	$1,114	$160,521
Net income	—	—	—	—	—	62,664	—	62,664
Total other comprehensive loss, net of income taxes	—	—	—	—	—	—	(448)	(448)
Conversion of preferred stock to common stock	(107,298)	—	107,298	—	—	—	—	—
Issuance of restricted stock	—	—	108,720	—	—	—	—	—
Exercise of common stock options	—	—	50,000	—	125	—	—	125
Forfeiture of restricted stock	—	—	(10,840)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(14,617)	—	(643)	—	—	(643)
Repurchase and retirement of common stock under share repurchase plan	—	—	(990,701)	—	(38,354)	—	—	(38,354)
Redemption of Series A preferred stock	(3,386)	—	—	—	(34)	—	—	(34)
Deferred taxes on debt discount	—	—	—	—	215	—	—	215
Common stock dividends	—	—	—	—	—	(11,655)	—	(11,655)
Derecognition of preferred stock dividends payable	—	—	—	—	—	4	—	4
Tax benefits on stock-based compensation	—	—	—	—	2,080	—	—	2,080
Stock-based compensation	—	—	—	—	8,110	—	—	8,110

Balance at December 31, 2014	—	$—	10,189,128	$—	$20,465	$161,454	$666	$182,585

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2013

(Dollar amounts in thousands)

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

(Dollar amounts in thousands)

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$62,664	$65,562	$30,157
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,110	5,365	844
Net amortization of discounts and premiums on investments in fixed-maturity securities	782	336	279
Depreciation and amortization	4,958	2,103	1,591
Deferred income tax (benefit) expense	(4,742)	557	(2,366)
Net realized investment gains	(4,735)	(80)	(276)
Other-than-temporary impairment charge	107	—	—
Income from real estate investments	(85)	—	—
Loss from joint venture	23	—	—
Loss from limited partnership interest	90	—	—
Gain on bargain purchase	—	—	(179)
Goodwill impairment loss	—	—	161
(Gain) loss on sale of real estate investment	(1)	20	—
Loss on disposal of real estate investment	—	6	—
Foreign currency remeasurement loss	29	69	23
Changes in operating assets and liabilities:
Premiums and reinsurance receivable	(1,150)	(4,032)	3,267
Advance premiums	(124)	475	1,897
Prepaid reinsurance premiums	(6,030)	(18,954)	5,057
Accrued interest and dividends receivable	74	(758)	33
Other assets	(19,845)	(9,728)	(803)
Assumed reinsurance balances payable	(4,442)	3,283	1,377
Deferred policy acquisition costs	(943)	(4,039)	2,289
Losses and loss adjustment expenses	5,222	2,518	13,744
Unearned premiums	42,164	17,658	45,572
Income taxes	(3,167)	(8,270)	3,857
Accrued expenses and other liabilities	9,770	3,381	(258)

Net cash provided by operating activities	88,729	55,472	106,266

Cash flows from investing activities:
Cash consideration paid for acquired business, net of cash acquired	—	—	(8,157)
Investment in real estate under acquisition, development, and construction arrangement	(2,803)	—	—
Investment in limited partnership interest	(2,640)	—	—
Investment in joint venture	(4,500)	—	—
Purchase of property and equipment	(453)	(3,433)	(1,196)
Purchase of real estate investments	(413)	(565)	(1,600)
Purchase of fixed-maturity securities	(83,365)	(82,907)	(10,128)
Purchase of equity securities	(44,257)	(11,308)	(6,410)
Proceeds from sales of fixed-maturity securities	98,365	1,749	8,991
Proceeds from calls, repayments and maturities of fixed-maturity securities	4,603	3,607	3,127
Proceeds from sales of equity securities	16,810	2,809	1,735
Proceeds from sales of property and equipment	—	1	—
Proceeds from sales of real estate investments	1	7	—
Time deposits, net	—	—	12,427

Net cash used in investing activities	(18,652)	(90,040)	(1,211)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2014	2013	2012

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	—	20,082
Proceeds from the exercise of common stock options	125	—	283
Proceeds from the exercise of common stock warrants	—	—	11,869
Proceeds from the issuance of long-term debt	—	143,250	—
Cash dividends paid	(12,355)	(10,902)	(8,561)
Cash dividends received under share repurchase forward contract	685	—	—
Repurchases of common stock	(643)	(30,886)	—
Repurchases of common stock under share repurchase plan	(38,354)	—	—
Redemption of Series A preferred stock	(34)	—	—
Debt issuance costs	(234)	(4,770)	(35)
Tax benefits on stock-based compensation	2,080	1,060	1,161

Net cash (used) provided by financing activities	(48,730)	97,752	24,799

Effect of exchange rate changes on cash	(29)	—	5

Net increase in cash and cash equivalents	21,318	63,184	129,859
Cash and cash equivalents at beginning of year	293,398	230,214	100,355

Cash and cash equivalents at end of year	$314,716	$293,398	$230,214

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$43,902	$47,435	$16,710

Cash paid for interest	$6,258	$2,531	$—

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(448)	$(506)	$1,412

Conversion of Series A preferred stock to common stock	$972	$1,170	$9,121

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 1 — Nature of Operations

HCI Group, Inc. together with the insurance and non-insurance subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), its principal operating subsidiary. HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products in the state of Florida. HCPCI’s operations are supported by the following HCI subsidiaries:

•	Homeowners Choice Managers, Inc. – acts as managing general agent and provides marketing, underwriting, claims settlement, accounting and financial services to HCPCI;

•	Southern Administration, Inc. – provides policy administration services to HCPCI; and

•	Claddaugh Casualty Insurance Company, Ltd. – participates in the reinsurance program to HCPCI.

Homeowners Choice Assurance Company, Inc. was organized and was approved and licensed by the Alabama Department of Insurance in August 2013. During 2014, HCPCI was also approved to underwrite excess and surplus lines insurance products in Maryland, New Jersey, South Carolina, and Virginia.

In addition, HCI has various subsidiaries primarily engaged in the businesses of owning and leasing real estate, operating marina facilities and one restaurant, and developing software.

The Company reports its operations under one business segment.

The Company obtained a majority of its policies through participation in a “take-out program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. Policies were obtained in eleven separate assumption transactions with Citizens that took place from July 2007 through December 2014. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens. The Company’s premium revenue since inception comes from these assumptions and one additional assumption from HomeWise Insurance Company (“HomeWise”) in November 2011 through which the Company acquired the Florida policies of HomeWise.

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

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of HCI and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships or investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities (“VIE”) under the Variable Interest Model prescribed by the Financial Accounting Standards Board (“FASB”). A VIE is consolidated when the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. When a VIE is not consolidated, the Company uses the equity method to account for the investment. Under this method, the carrying value is generally the Company’s share of the net asset value of the unconsolidated entity, and changes in the Company’s share of the net asset value are recorded in net investment income.

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

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2014 and 2013, cash and cash equivalents consist of cash on deposit with financial institutions and securities brokerage firms and also includes a $300 statutory deposit held by the State of Florida for the benefit of all policyholders.

Investments in Available-for-Sale Securities. Investments consist of fixed-maturity and equity securities. Fixed-maturity securities include debt securities and redeemable preferred stock. Securities may be classified as either trading, held to maturity or available-for-sale. The Company’s available-for-sale securities are carried at fair value. Temporary changes in the fair value of available-for-sale securities are excluded from net investment income and reported in stockholders’ equity as a component of accumulated other comprehensive income, net of deferred income taxes. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out (FIFO) method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the estimated remaining term of the security. Gains and losses from call redemptions and repayments are charged to investment income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The Company reviews all securities for other-than-temporary impairment on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary, the investment is written down to fair value and an impairment charge is recognized in income in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component of the impairment is recognized in income, while the impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4 — “Investments”).

Limited Partnership Investment. The Company has interest in a limited partnership that is not registered under the United Stated Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. The partnership interest cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreement. The Company has no influence over partnership operating and financial policies. The Company did not elect the fair value option and, therefore, uses the equity method to account for this investment (see Note 4 — “Investments”). The Company will generally recognize its share of the limited partnership’s earnings on a three- to six-month lag.

Investment in Joint Venture. The Company has a 90% equity interest in a joint venture that was organized to acquire and develop land on which the joint venture partners plan to construct a retail shopping center (see Note 4 — “Investments”) for lease or for sale. The joint venture was determined to be a variable interest entity as it lacks sufficient equity to finance its activities without additional subordinated financial support. Despite having a majority equity interest, the Company does not have a controlling financial interest and, accordingly, is not required to consolidate the joint venture as its primary beneficiary.

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

Real Estate Investments. Real estate investments consist of an acquisition, development and construction loan agreement (“ADC Arrangement”) and also real estate and the related assets purchased for investment purposes (see Note 4 — “Investments”).

Under the ADC Arrangement, the Company provides financing to a property developer for the acquisition, development, and construction of a retail shopping center. The Company also expects to participate in the residual profit resulting from the ultimate sale or other use of the property. Classification and accounting for the ADC Arrangement as a loan, an investment in real estate, or a joint venture is determined by the Company’s evaluation of the characteristics and the risks and rewards of

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

the ADC Arrangement. If the Company expects to receive more than 50% of the residual profit from the ADC Arrangement and it has characteristics similar to a real estate investment, the costs of the real estate project will be capitalized and interest will be recognized in net investment income.

In addition, the Company considers any rights or features embedded in the ADC Arrangement that may require bifurcation and derivative accounting. Due to its participation in the expected residual profit, which is deemed a variable interest, the Company evaluates its involvements in the design and essential activities of the entity to which the Company provides financing for possible consolidation as the primary beneficiary under the Variable Interest Model.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

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

Certain of the Company’s current contracts contain retrospective provisions including terms and conditions that adjust premiums, increase the amount of future coverage, or result in profit commissions based on the loss experience under the contracts. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments, profit commissions and coverage changes are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments are reflected in the Company’s current operations and recorded in other assets until received upon the expiration of the contracts.

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies and is included in gross premiums earned. Unearned premiums represent the portion of the premium related to the unexpired policy term. The Company reviews its policy detail and establishes an allowance for any amount outstanding for more than 90 days. As of December 31, 2014 and 2013, there was no allowance required.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

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

Income Taxes. The Company files consolidated federal and state income tax returns and allocates taxes among its wholly owned subsidiaries in accordance with a written tax-allocation agreement.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances,

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2014, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2014 and 2013. Fair values for securities are based on the framework for measuring fair value established by U.S. GAAP (see Note 5 — “Fair Value Measurements”).

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

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted-average participating securities by the sum of total weighted-average common shares and participating securities (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. See Note 13 — “Earnings Per Share” for potentially dilutive securities at December 31, 2014, 2013 and 2012.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 4 — Investments

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At December 31, 2014 and 2013, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$3,747	$9	$(8)	$3,748
Corporate bonds	24,342	57	(430)	23,969
Mortgage-backed securities	2,138	4	(3)	2,139
State, municipalities, and political subdivisions	56,336	1,205	(38)	57,503
Redeemable preferred stock	9,433	178	(54)	9,557
Other	167	1	—	168

Total	96,163	1,454	(533)	97,084
Equity securities	45,387	1,694	(1,531)	45,550

Total available-for-sale securities	$141,550	$3,148	$(2,064)	$142,634

As of December 31, 2013
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$4,549	$37	$(22)	$4,564
Corporate bonds	25,139	484	(219)	25,404
Mortgage-backed securities	10,929	499	(96)	11,332
State, municipalities, and political subdivisions	69,715	917	(181)	70,451
Redeemable preferred stock	406	5	(11)	400

Total	110,738	1,942	(529)	112,151
Equity securities	17,248	920	(519)	17,649

Total available-for-sale securities	$127,986	$2,862	$(1,048)	$129,800

At December 31, 2014 and 2013, $113 and $105, respectively, of U.S. Treasury securities relate to a statutory deposit held in trust for the Treasurer of Alabama.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$715	$721	$2,366	$2,381
Due after one year through five years	25,973	26,093	24,829	25,145
Due after five years through ten years	57,157	57,560	59,083	59,582
Due after ten years	10,180	10,571	13,531	13,711
Mortgage-backed securities	2,138	2,139	10,929	11,332

	$96,163	$97,084	$110,738	$112,151

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Year ended December 31, 2014
Fixed-maturity securities	$98,365	$4,096	$(98)

Equity securities	$16,810	$1,372	$(635)

Year ended December 31, 2013
Fixed-maturity securities	$1,749	$92	$(4)

Equity securities	$2,809	$155	$(163)

Year ended December 31, 2012
Fixed-maturity securities	$8,991	$421	$(6)

Equity securities	$1,735	$91	$(230)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at December 31, 2014 and 2013, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2014
Fixed-maturity securities
U.S. treasury and U.S. government agencies	$(8)	$2,485	$—	$—	$(8)	$2,485
Corporate bonds	(428)	12,929	(2)	998	(430)	13,927
Mortgage-backed securities	(3)	1,018	—	—	(3)	1,018
State, municipalities, and political subdivisions	(19)	3,144	(19)	202	(38)	3,346
Redeemable preferred stock	(54)	2,586	—	—	(54)	2,586

Total fixed-maturity securities	(512)	22,162	(21)	1,200	(533)	23,362
Equity securities	(1,449)	18,848	(82)	4,619	(1,531)	23,467

Total available-for-sale securities	$(1,961)	$41,010	$(103)	$5,819	$(2,064)	$46,829

At December 31, 2014, there were 94 securities in an unrealized loss position. Of these securities, 9 securities had been in an unrealized loss position for 12 months or greater.

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2013
Fixed-maturity securities
U.S. treasury and U.S. government agencies	$(22)	$3,291	$—	$—	$(22)	$3,291
Corporate bonds	(212)	9,502	(7)	230	(219)	9,732
Mortgage-backed securities	(96)	2,179	—	—	(96)	2,179
State, municipalities, and political subdivisions	(181)	20,233	—	—	(181)	20,233
Redeemable preferred stock	(11)	239	—	—	(11)	239

Total fixed-maturity securities	(522)	35,444	(7)	230	(529)	35,674
Equity securities	(273)	10,742	(246)	1,069	(519)	11,811

Total available-for-sale securities	$(795)	$46,186	$(253)	$1,299	$(1,048)	$47,485

At December 31, 2013, there were 100 securities in an unrealized loss position. Of these securities, 8 securities had been in an unrealized loss position for 12 months or greater.

Based on the review, the Company believes the unrealized losses on investments in fixed-maturity securities were caused by interest rate changes. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at December 31, 2014 and 2013.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. In the fourth quarter of 2014, the Company determined that one equity security was other-than-temporarily impaired after considering the length of time this security had been in an unrealized loss position, the extent of the decline and its near term prospect of recovery. As a result, the Company recognized an impairment charge of $107 in net investment income.

Limited Partnership Investment

During the fourth quarter of 2014, the Company entered into a subscription agreement to invest up to a maximum of $12,500 for a 16.5% limited partnership interest. The primary investment strategy of the partnership is to invest in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. Except under certain circumstances, the Company is not permitted to withdraw any amount of its capital investment for a minimum of 10 years. The Company’s involvement is limited to that of a passive investor. As such, the Company is not the primary beneficiary and does not consolidate the partnership. For the year ended December 31, 2014, the Company recognized a $90 investment loss in net investment income. At December 31, 2014, the Company’s contributed capital to the partnership is $2,640 and its carrying value and maximum exposure to loss is $2,550.

Investment in Joint Venture

In September 2014, Melbourne FMA, LLC, a wholly owned subsidiary, entered into a joint venture agreement with FMKT Sponsor, LLC to organize FMKT Mel JV, LLC (“FMJV”), a Florida limited liability company. Melbourne FMA and FMKT Sponsor contributed cash of $4,500 and $500, respectively, for equity interests in FMJV of 90% and 10%, respectively. The joint venture will acquire and develop land on which the joint venture partners plan to construct a retail shopping center for lease or for sale in Melbourne, Florida. FMJV is deemed a VIE due to its lack of sufficient equity to finance its operations without direct or indirect additional financial support from parties to the joint venture. Although Melbourne FMA holds a majority interest in FMJV, certain major economic decisions specified in the agreement are not under Melbourne FMA’s control. As a result, Melbourne FMA is not the primary beneficiary and is not required to consolidate FMJV.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

At December 31, 2014, the Company’s maximum exposure to loss relating to the VIE was $4,477 representing the carrying value of the investment. At December 31, 2014, an undistributed $23 loss from equity method investees was included in consolidated retained income. The joint venture partners received no distributions during 2014. The following tables provide summarized operating results and the financial position of FMJV:

Year Ended December 31, 2014
(Unaudited)
Operating results:
Revenue	$—
Operating expenses	25

Net loss	$(25)

Melbourne FMA’s share of net loss*	$(23)

*	Included in net investment income in the Company’s consolidated statements of income.

December 31, 2014
(Unaudited)
Balance Sheet:
Construction in progress - real estate	$3,612
Cash	1,323
Other	40

Total assets	$4,975

Other liabilities	—
Members’ capital	4,975

Total liabilities and members’ capital	$4,975

Investment in joint venture, at equity	$4,477

Real Estate Investments

Real estate investments consist of the ADC Arrangement and the Company’s real estate portfolio and the related assets of the marina and restaurant facilities. Operating activities related to the Company’s real estate investments include leasing of office and retail space to tenants, wet and dry boat storage, a restaurant, and fuel services with respect to marina clients and recreational boaters.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Real estate investments consist of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Land	$11,476	$11,299
Land improvements	1,425	1,351
Building	3,097	3,022
Other	1,359	1,262

Total, at cost	17,357	16,934
Less: accumulated depreciation and amortization	(1,107)	(706)

Real estate, net	16,250	16,228
ADC Arrangement classified as real estate investment	2,888	—

Real estate investments	$19,138	$16,228

Depreciation and amortization expense for other investments was $402, $388 and $279, respectively, for the years ended December 31, 2014, 2013 and 2012.

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

Because of the purchase option and the substantial financial support provided by Greenleaf Capital, the developer who has no equity interest in the property is a VIE. However, Greenleaf Capital’s involvement is solely as the lender on the mortgage loan with protective rights as the lender. Greenleaf Capital does not have power to direct the activities that most significantly impact economic performance of the VIE. As a result, Greenleaf Capital is not the primary beneficiary and is not required to consolidate the VIE. At December 31, 2014, the Company’s maximum exposure to loss relating to the VIE was $2,888 representing the carrying value of the ADC Arrangement.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Net Investment Income (Loss)

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2014	2013	2012
Available-for-sale securities:
Fixed-maturity securities	$3,339	$1,868	$1,464
Equity securities	2,364	499	492
Other-than-temporary impairment charge	(107)	—	—
Investment expense	(436)	(210)	(150)
Limited partnership investment	(90)	—	—
Time deposits	—	—	357
Real estate investments	(955)	(1,045)	(1,334)
Cash and cash equivalents	666	357	151

	$4,781	$1,469	$980

At December 31, 2014, $234,025 or 74.4% of the Company’s cash and cash equivalents were deposited at three national banks and included $48,674 in three custodial accounts. At December 31, 2013, $241,378 or 82.3% of the Company’s cash and cash equivalents were deposited at three national banks and included $22,252 in two custodial accounts.

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

Valuation Methodology

Cash and cash equivalents

Cash and cash equivalents primarily consist of money-market funds. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Available-for-sale securities

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

ADC Arrangement Classified as Real Estate Investment

As described in Note 4 — “Investments” under ADC Arrangement, the ADC Arrangement represents a financing agreement with a purchase option between Greenleaf Capital and a property developer. Based on the characteristics of this ADC Arrangement which are similar to those of an investment, combined with the expected residual profit being greater than 50%, the arrangement is included in real estate investments at its carrying value in the balance sheet. Projected future cash inflows at maturity are discounted using a prevailing borrowing rate to estimate its fair value that relies on Level 3 inputs.

Limited Partnership Investment

As described in Note 4 — “Investments” under Limited Partnership Investment, the Company entered into a subscription agreement to invest up to a maximum of $12,500 for a 16.5% limited partnership interest. The initial contribution was made in December 2014. Valuation of the Company’s limited partnership interest will be based upon the net asset value provided by the fund manager. The net asset value will be on a three- to six-month lag and was not available as of December 31, 2014 as the partnership was newly formed during the quarter ended December 31, 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Long-term debt

Long-term debt includes the Company’s 8% senior notes due 2020 and 3.875% convertible senior notes due 2019. The 8% senior notes were initially sold to the public in January 2013 and trade on the New York Stock Exchange. The estimated fair value of the 8% senior notes is based on the closing market price on December 31, 2014. The 3.875% convertible senior notes were sold in a private offering completed on December 30, 2013. The fair value of the 3.875% convertible senior notes is estimated using a discounted cash flow method that relies on Level 3 inputs.

Assets Measured at Estimated Fair Value on a Recurring Basis:

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2014 and 2013:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014
Financial Assets:
Cash and cash equivalents	$314,716	$—	$—	$314,716

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	1,069	2,679	—	3,748
Corporate bonds	22,274	1,695	—	23,969
Mortgage-backed securities	—	2,139	—	2,139
State, municipalities, and political subdivisions	—	57,503	—	57,503
Redeemable preferred stock	9,557	—	—	9,557
Other	—	168	—	168

Total fixed-maturity securities	32,900	64,184	—	97,084
Equity securities	45,550	—	—	45,550

Total available-for-sale securities	78,450	64,184	—	142,634

Total	$393,166	$64,184	$—	$457,350

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2013
Financial Assets:
Cash and cash equivalents	$293,398	$—	$—	$293,398

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	3,520	1,044	—	4,564
Corporate bonds	24,476	928	—	25,404
Mortgage-backed securities	—	11,332	—	11,332
State, municipalities, and political subdivisions	—	70,451	—	70,451
Redeemable preferred stock	400	—	—	400

Total fixed-maturity securities	28,396	83,755	—	112,151
Equity securities	17,649	—	—	17,649

Total available-for-sale securities	46,045	83,755	—	129,800

Total	$339,443	$83,755	$—	$423,198

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2014. During the second quarter of 2013, the Company analyzed its investment portfolio and determined the municipal bonds, which were previously classified as Level 1, should be classified as Level 2 based on the inputs used to measure fair value and the level of market activity in those instruments. As such, transfers into Level 2 from Level 1 were $10,684 during the year ended December 31, 2013.

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of December 31, 2014 and 2013:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014
Financial Assets:
ADC Arrangement classified as real estate investment	$—	$—	$2,835	$2,835

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$42,955	$—	$42,955
3.875% Convertible senior notes	—	—	93,367	93,367

Total long-term debt	$—	$42,955	$93,367	$136,322

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2013
Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$43,390	$—	$43,390
3.875% Convertible senior notes	—	—	86,630	86,630

Total long-term debt	$—	$43,390	$86,630	$130,020

Note 6 — Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2014	2013
Beginning balance	$14,071	$10,032
Policy acquisition costs deferred	33,861	31,097
Amortization	(32,918)	(27,058)

Ending balance	$15,014	$14,071

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2014, 2013 and 2012 was $32,918, $27,058 and $18,273, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 7 — Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2014	2013
Land	$1,642	$1,642
Building	7,622	7,596
Computer hardware and software	1,617	1,486
Office furniture and equipment	1,647	1,407
Tenant and leasehold improvements	3,093	3,093
Other	691	629

Total, at cost	16,312	15,853
Less: accumulated depreciation and amortization	(4,020)	(2,721)

Property and equipment, net	$12,292	$13,132

In February 2013, the Company purchased real estate in Ocala, Florida for a total purchase price of $2,002. At acquisition, the real estate consisted of 1.6 acres of land and a vacant office building with rentable area of approximately 16,000 square feet. The facility is currently used by the Company’s insurance operations and, also, as an alternative location in the event a catastrophic event impacts the Company’s home office and other support operations.

Depreciation and amortization expense under property and equipment was $1,304, $1,151 and $848, respectively, for the years ended December 31, 2014, 2013 and 2012.

Note 8 — Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2014	2013
Benefits receivable related to retrospective reinsurance contracts	$28,123	$8,815
Deferred costs related to retrospective reinsurance contracts	473	194
Deferred offering costs on senior notes issued in 2013	3,653	4,305
Prepaid expenses	1,444	771
Other	1,594	1,729

Total other assets	$35,287	$15,814

In June 2014, the Company received $1,485 under the terms of one of the retrospective reinsurance contracts, which terminated May 31, 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 9 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2014	2013
8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019*	89,289	86,682

Total long-term debt	$129,539	$126,932

*	net carrying value

8% Senior Notes

On January 17, 2013, the Company completed the sale of unsecured senior notes in a public offering for an aggregate principal amount of $35,000. In addition, effective January 25, 2013, the Company received an aggregate principal amount of $5,250 pursuant to the underwriters’ exercise of the over-allotment option. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended (Registration Statement No. 333-185228) and the prospectus supplement dated January 10, 2013. The combined net proceeds were $38,690 after underwriting and issuance costs of approximately $1,560, of which $1,525 was paid during the year ended December 31, 2013. The notes will mature on January 30, 2020 and bear interest at a fixed annual rate of 8% payable quarterly on January 30, April 30, July 30 and October 30, commencing on April 30, 2013. The notes may be redeemed, in whole or in part, at any time on and after January 30, 2016 upon not less than 30 or more than 60 days’ notice. The redemption price will be equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Additionally, the Company may, at any time, repurchase the senior notes at any price in the open market and may hold, resell or surrender the notes for cancellation.

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

Interest expense with respect to the senior notes was approximately $3,403 and $3,228, respectively, for the years ended December 31, 2014 and 2013 and included amortization of debt issuance costs of approximately $182 and $159, respectively. The effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 8.7%.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

3.875% Convertible Senior Notes

On December 11, 2013, the Company issued 3.875% Convertible Senior Notes (the “Convertible Notes”) in a private offering for an aggregate principal amount of $100,000. In addition, pursuant to the over-allotment option exercised by the underwriters, the Company received an aggregate principal amount of $3,000 on December 30, 2013. The aggregate net proceeds of the Convertible Notes were $99,514, after $3,486 in related issuance and transaction costs. The Convertible Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. The Convertible Notes bear interest at a rate of 3.875% per year, payable semiannually in arrears on March 15 and September 15 of each year. The Convertible Notes will mature on March 15, 2019 unless repurchased or converted prior to such date. The Company may not redeem the Convertible Notes prior to maturity unless requested by the note holders under certain events specified in the indenture.

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

In conjunction with the issuance of the Convertible Notes, the Company entered into a prepaid stock repurchase forward contract and used $29,923 of the net proceeds from the Convertible Notes offering to repurchase the Company’s common stock. See Note 14 — “Stockholders’ Equity” for the effect of the repurchase forward contract on earnings per share.

For the years ended December 31, 2014 and 2013, interest expense applicable to the Convertible Notes included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $7,050 and $379, respectively, the amounts of which included non-cash interest expense of $3,070 and $164. The effective interest rate, taking into account both cash and non-cash components, approximates 8.3%. As of December 31, 2014, the remaining amortization period of the debt discount was expected to be 4.2 years.

The following table summarizes information regarding the equity and liability components of the Convertible Notes:

	December 31,
	2014	2013
Principal amount	$103,000	$103,000
Unamortized discount	(13,711)	(16,318)

Liability component – net carrying value	$89,289	$86,682

Equity component – conversion, net of offering costs	$15,900	$15,900

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

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

The note holders who elect to convert their Convertible Notes in connection with a fundamental change as described in the indenture will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2014, none of the conditions allowing the note holders to convert had been met.

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

Note 10 — Reinsurance

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance treaties. The Company remains liable with respect to claims payments in the event that any of its reinsurers are unable to meet their obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration maximum projected losses and reinsurance market conditions.

The impact of the catastrophe excess of loss reinsurance treaties on premiums written and earned is as follows:

	Years Ended December 31,
	2014	2013	2012
Premiums Written:
Direct	$341,685	$315,695	$205,839
Assumed	65,968	39,076	73,340

Gross written	407,653	354,771	279,179
Ceded	(113,423)	(102,865)	(75,939)

Net premiums written	$294,230	$251,906	$203,240

Premiums Earned:
Direct	$332,175	$273,037	$168,937
Assumed	33,313	64,076	64,670

Gross earned	365,488	337,113	233,607
Ceded	(113,423)	(102,865)	(75,939)

Net premiums earned	$252,065	$234,248	$157,668

During the years ended December 31, 2014, 2013 and 2012, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. There were 28 reinsurers at December 31, 2014 and 27 reinsurers at December 31, 2013, respectively, participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at December 31, 2014 and 2013. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of December 31, 2014 and 2013. The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2014, 2013 and 2012 were 13.2%, 27.4%, and 41.0%, respectively.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. These adjustments are reflected in the statements of income as net reductions in ceded premiums of $23,543, $12,521 and $0, respectively, for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, other assets included $28,596 and $9,009, respectively, and prepaid reinsurance premiums included $5,983 and $3,512, respectively, which are related to these adjustments.

Note 11 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2014	2013	2012

Balance, beginning of year	$43,686	$41,168	$27,424

Incurred related to:
Current year	75,810	67,579	66,425
Prior years	3,658	(2,456)	(115)

Total incurred	79,468	65,123	66,310

Paid related to:
Current year	(47,650)	(40,240)	(36,914)
Prior years	(26,596)	(22,365)	(15,652)

Total paid	(74,246)	(62,605)	(52,566)

Balance, end of year	$48,908	$43,686	$41,168

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the year ended December 31, 2014, the Company experienced unfavorable development of $3,658 with respect to its net unpaid losses and loss adjustment expenses established for the year ended December 31, 2013. Factors attributable to this unfavorable development include a higher severity of claims and increased frequency of reported claims.

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

Note 12 — Income Taxes

A summary of income tax expense is as follows:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$36,651	$34,372	$18,484
State	6,222	5,844	3,168
Foreign	167	118	137

Total current taxes	43,040	40,334	21,789

Deferred:
Federal	(4,060)	514	(1,986)
State	(678)	43	(380)
Foreign	(4)	—	—

Total deferred taxes	(4,742)	557	(2,366)

Income tax expense	$38,298	$40,891	$19,423

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$35,337	35.0	$37,258	35.0	$17,353	35.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefits	3,601	3.6	3,802	3.6	1,799	3.6
Other	(640)	(0.7)	(169)	(0.2)	271	0.6

Income tax expense	$38,298	37.9	$40,891	38.4	$19,423	39.2

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax years ending December 31, 2013, 2012, and 2011 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify, if any, interest and penalties arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no material amounts of interest or penalties for the years ended December 31, 2014 and 2013. Effective October 20, 2014, the Internal Revenue Service notified the Company that the examination of the Company’s 2011 federal income tax return was completed with no change to the Company’s reported tax. In addition, as of April 18, 2014, the Florida Department of Revenue completed an audit of the state income tax returns filed for 2010, 2011, and 2012. The audit resulted in no material changes to the state income taxes originally reported.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax (liabilities) assets are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Unearned premiums	$11,718	$8,829
Losses and loss adjustment expenses	866	885
Organizational costs	83	95
Stock-based compensation	3,081	2,026
Accrued expenses	175	163
Deferred expenses	—	—
Unearned revenue	381	52
Bad debt reserve	10	5

Total deferred tax assets	16,314	12,055

Deferred tax liabilities:
Property and equipment	(1,604)	(1,748)
Deferred policy acquisition costs	(5,959)	(5,600)
Unrealized net gain on securities available-for-sale	(418)	(700)
Basis difference related to convertible senior notes	(5,110)	(6,295)
Prepaid expenses	(464)	(296)
Other	(260)	(156)

Total deferred tax liabilities	(13,815)	(14,795)

Net deferred tax assets (liabilities)	$2,499	$(2,740)

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the deferred tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. As a result, the Company did not have a valuation allowance established as of December 31, 2014 or 2013.

Note 13 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2014

Net income	$62,664

Less: Preferred stock dividends	4

Less: Income attributable to participating securities	(4,318)

Basic Earnings Per Share:
Income allocated to common stockholders	58,350	9,888	$5.90

Effect of Dilutive Securities:
Stock options	—	137
Convertible preferred stock	(4)	20
Convertible senior notes	4,343	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$62,689	11,694	$5.36

Year Ended December 31, 2013

Net income	$65,562

Less: Preferred stock dividends	(104)

Less: Income attributable to participating securities	(3,213)

Basic Earnings Per Share:
Income allocated to common stockholders	62,245	10,691	$5.82

Effect of Dilutive Securities:
Stock options	—	163
Convertible preferred stock	104	178
Convertible senior notes	237	90

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$62,586	11,122	$5.63

Year Ended December 31, 2012

Net income	$30,157

Less: Preferred stock dividends	(322)

Less: Income attributable to participating securities	(488)

Basic Earnings Per Share:
Income available to common stockholders	29,347	8,497	$3.45

Effect of Dilutive Securities:
Stock options	—	220
Convertible preferred stock	322	655
Warrants	—	441

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$29,669	9,813	$3.02

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 14 — Stockholders’ Equity

Common Stock

Effective March 18, 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. The repurchase plan allows the Company to repurchase shares from time to time through March 31, 2015. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. During the year ended December 31, 2014, the Company repurchased and retired a total of 990,701 shares at a weighted average price per share of $38.69 under this authorized repurchase plan. The total costs of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2014 were $38,354, or $38.71 per share. At December 31, 2014, a total of $1,666 is available in connection with this plan.

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

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The Company determined that the forward contract does not meet the characteristic of a derivative instrument and, as such, the transaction resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share.

Preferred Stock

Series A Cumulative Convertible Preferred Stock (“Series A Preferred”)

On February 4, 2014, the Company announced its Board of Directors fixed April 1, 2014 as the cancellation date for the conversion rights on its 7% Series A cumulative convertible preferred stock. The Company later extended the conversion privilege in April 2014. On June 2, 2014, 3,386 shares of Series A Preferred were redeemed at $10 per share, resulting in the derecognition of $4 in dividends payable. During the years ended December 31, 2014 and 2013, holders of 107,298 and 130,498 shares of Series A Preferred converted their Series A Preferred shares to 107,298 and 130,498 shares of common stock, respectively. As of December 31, 2014, no shares of Series A Preferred were outstanding.

Series B Junior Participating Preferred Stock (“Series B Preferred”)

On October 17, 2013, in connection with the declaration of the Right dividends, the Company’s Board of Directors established and fixed the rights and preferences of the Series B Preferred. Of the authorized shares, the Company designated 400,000 shares as Series B Preferred. Each Series B Preferred will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per common share of the Company. In the event of liquidation, the holders of the Series B Preferred will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per common share. Each Series B Preferred will have 100 votes per share, voting together as one class on all matters submitted to a vote of shareholders of the Company. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each Series B Preferred will be entitled to receive 100 times the amount received per common share. The aforementioned rights of Series B Preferred are protected by customary anti-dilution provisions. As of December 31, 2014 and 2013, there were no Series B Preferred issued or outstanding.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 15 — Stock-Based Compensation

Incentive Plan

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is available for future grants as the 2007 Plan was terminated in 2012. With respect to the 2012 Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. At December 31, 2014, there were 4,246,470 shares available for grant under the 2012 Plan.

Stock Options

Stock options granted and outstanding under the incentive plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2014, 2013 and 2012 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	620,000	$2.97	5.7 years	$3,122
Exercised	(340,000)	$3.03

Outstanding at December 31, 2012	280,000	$2.91	4.9 years	$5,007

Outstanding at December 31, 2013	280,000	$2.91	3.9 years	$14,166

Exercised	(50,000)	$2.50

Outstanding at December 31, 2014	230,000	$3.00	3.0 years	$9,256

Exercisable at December 31, 2014	230,000	$3.00	3.0 years	$9,256

The following table summarizes information about options exercised, and the fair value of vested options for the years ended December 31, 2014, 2013 and 2012 (option amounts not in thousands):

	2014	2013	2012
Options exercised	50,000	—	340,000
Total intrinsic value of exercised options	$1,970	$—	$3,648
Fair value of vested stock options	$17	$17	$22
Tax benefits realized	$603	$—	$1,161

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

During the year ended December 31, 2012, a total of 340,000 options were exercised of which 227,003 options were net settled by surrender of 72,592 shares. Compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 totaled approximately $6, $19 and $68, respectively, and is included in other operating expenses. At December 31, 2014 and 2013, there was approximately $0 and $6, respectively, of unrecognized compensation expense related to nonvested stock options granted under the plan. Deferred tax benefits related to stock options for the years ended December 31, 2014, 2013 and 2012 were immaterial.

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

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2014, 2013 and 2012 is as follows (share amounts not in thousands):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	—	—
Granted	246,320	$14.54

Nonvested at December 31, 2012	246,320	$14.54

Granted	612,000	$27.36
Vested	(93,000)	$12.18
Forfeited	(29,670)	$15.03

Nonvested at December 31, 2013	735,650	$25.48

Granted	108,720	$47.40
Vested	(193,825)	$27.48
Forfeited	(10,840)	$41.53

Nonvested at December 31, 2014	639,705	$28.33

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The Company recognized compensation expense, which is included in other operating expenses, of $8,104, $5,346 and $776, respectively, for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, there was approximately $10,355 and $13,757, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 23 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards as well as their paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Deferred tax benefits recognized	$3,126	$2,062	$299
Tax benefits realized for restricted stock and paid dividends	$1,477	$1,060	$—
Fair value of vested restricted stock	$5,326	$1,133	$—

The following presents assumptions used in a Monte Carlo simulation model to determine the fair value of the awards with market-based conditions:

	2014	2013	2012
Expected dividends per share	$1.10	$0.90	$0.80
Expected volatility	42.1 – 46.6%	41.5 – 51.6%	36.7 – 50.0%
Risk-free interest rate	0.1 – 1.5%	0.0 – 1.9%	0.1 – 1.2%
Estimated cost of capital	11.5%	9.3 – 10.3%	11.9 – 12.1%
Expected life (in years)	4.00	4.00 – 6.00	6.00

Note 16 — Employee Benefit Plan

Effective July 1, 2013, the Company implemented a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The company matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2014 and 2013, the Company contributed approximately $311 and $183, respectively, in matching contributions, which are included in other operating expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. As of December 31, 2014 and 2013, the amounts accrued under the gratuity plan were $10 and $6, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans; the Provident Fund and the Employees State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $12 and $7, respectively, for the years ended December 31, 2014 and 2013. No expense was recognized for any benefit plan in India for the year ended December 31, 2012.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 17 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of December 31, 2014, the Company has contractual obligations related to two-year and three-year reinsurance contracts. These contracts have effective dates of either June 1, 2013 or June 1, 2014 and may be cancelable only with the other party’s consent. The future minimum aggregate amounts payable to the reinsurers for 2015 and 2016 are $66,451 and $22,989, respectively.

Lease Commitments

The Company currently leases 15,000 square feet of office space in Noida, India. The lease commenced January 15, 2013 and has an initial term of nine years with monthly rental payments of approximately $10 plus applicable service tax for the first year. Thereafter the monthly rental payment will increase by five percent every year. The Company is entitled to terminate the lease 36 months after the commencement date by providing 3 months’ written notice to the landlord.

Provided the lease is not early terminated, minimum future rental payments under operating leases after December 31, 2014 are as follows:

Year	Amount
2015	$118
2016	123
2017	130
2018	136
2019	143
Thereafter	308

Total minimum future payments	$958

Rental expense under all facility leases was $222, $248 and $527, respectively, during the years ended December 31, 2014, 2013 and 2012. Expense in 2012 includes amounts related to a lease for the Company’s former corporate headquarters location.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Service Agreement

In connection with the lease for new office space in India as described in the lease commitments above, the Company signed a long-term contract with the landlord to receive maintenance and facility services. The agreement has the same initial term of nine years with monthly payments of approximately $2 plus applicable service tax for the first year. Thereafter, the monthly payment will increase by five percent every year. The Company is also entitled to terminate the agreement 36 months after the commencement date by providing 3 months’ written notice to the landlord.

Provided the agreement is not early terminated, minimum future payments under the service agreement after December 31, 2014 are as follows:

Year	Amount
2015	$21
2016	22
2017	24
2018	24
2019	26
Thereafter	55

Total minimum future payments	$172

Rental Income

The Company owns real estate that consists of 3.5 acres of land, a building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by the Company and its subsidiaries. In addition, the Company leases space to non-affiliates.

Expected annual rental income due under non-cancellable operating leases for all properties and other investments owned at December 31, 2014 are as follows:

Year	Amount
2015	$995
2016	698
2017	248
2018	86
2019	47

Total	$2,074

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Regulatory Assessments

a)	Regular Insurance Assessments and Surcharges

As a direct premium writer in the state of Florida, the Company is subject to mandatory assessments by Citizens and the Florida Hurricane Catastrophe Fund (“FHCF”). These assessments are paid based on a percentage of the Company’s direct written premium by line of business. For the years ended December 31, 2014, 2013 and 2012, HCPCI paid assessments to FHCF amounting to $4,481, $4,103 and $2,517, respectively. Additionally, HCPCI paid assessments to Citizens of $3,447, $3,156 and $1,936, respectively, for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the Company’s other liabilities included $349 and $453 payable to Citizens and FHCF, respectively. These assessments are recorded as a surcharge in premium billings to insureds. As of December 31, 2014, 2013 and 2012, the surcharge rates in effect for FHCF and Citizens were 1.3% and 1.0%, respectively, for each of these years.

Effective January 1, 2015, the FHCF assessment imposed on all property insurance policies was removed. In addition, the Citizens assessment will be eliminated effective June 1, 2015.

b)	Guaranty Fund

The Florida Insurance Guaranty Association may assess the Company to provide for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written as of the end of the prior year in which the assessment is levied. Although the Company is permitted by Florida statutes to recover the entire amount of assessments from existing and future policyholders through policy surcharges, liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated. During 2012, the Company paid $1,139 of guaranty fund assessments, $482 of which was recognized as an asset recoverable from policyholders. The balance of $657 was charged to expense in 2012. As approved by the Florida Office of Insurance Regulation, the Company had recovered a total of $1,030 during 2013, $434 of which was credited to the asset recoverable from policyholders. The amount recovered in excess of $434 reduced the Company’s 2013 policy acquisition and other underwriting expenses and was offset by a $48 expense for the amount unrecovered from policyholders. At December 31, 2014 and 2013, the Company has no liability related to guaranty fund assessments.

Financing Commitment

As described in Note 4 — “Investments” under ADC Arrangement, the Company is contractually committed to provide financing for a real estate acquisition, development and construction project. At December 31, 2014, $6,981 of the available commitment was unused by the property developer.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investment, the Company is contractually committed to a capital contribution for a limited partnership interest. At December 31, 2014, there was an unfunded balance of $9,860.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily relate to the Department’s proposed disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which includes interest through September 10, 2013, approximates $1,913. The Company did not agree with the proposed adjustment and notified the Department of its intention to protest the Department’s position. While the Company remains confident in the merits of its position in claiming the Florida salary credits, management continued to hold discussions with Department staff throughout 2014 and believes the Company has reached an agreement in principle towards resolution of this matter. The pending resolution entails having certain subsidiaries individually file and pay state reemployment taxes plus interest covering the periods under audit through the second quarter of 2014. The Company believes the payroll of certain of these subsidiaries then will continue to qualify for substantially all of the salary tax credits claimed by the Company. The incremental reemployment taxes due to the Department as a result of the subsidiaries’ separate reemployment tax filings will be netted against amounts refundable to the parent for the same periods during which the parent filed and paid state reemployment taxes as a single payer. As such, and based on the current status and expected resolution, the Company has accrued a net amount of approximately $140 as of December 31, 2014 related to this contingency.

Litigation

The Company is party to claims and legal actions arising routinely in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material, adverse effect on the consolidated financial position or liquidity.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 18 — Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2014, 2013 and 2012.

	Three Months Ended
	03/31/14	06/30/14	09/30/14	12/31/14
Net premiums earned	$66,380	$62,649	$61,260	$61,776
Total revenue	68,117	66,284	66,955	64,752
Losses and loss adjustment expenses	18,565	18,383	21,991	20,529
Policy acquisition and other underwriting expenses	9,129	9,559	9,986	9,278
Interest expense	2,574	2,609	2,626	2,644
Total expenses	39,807	39,901	44,180	41,258
Income before income taxes	28,310	26,383	22,775	23,494
Net income	17,620	16,430	14,052	14,562
Net income available to common stockholders	17,623	16,431	14,052	14,562
Earnings per share:
Basic	$1.60	$1.53	$1.34	$1.43
Diluted	$1.44	$1.39	$1.23	$1.30

	Three Months Ended
	03/31/13	06/30/13	09/30/13	12/31/13
Net premiums earned	$60,551	$57,335	$52,934	$63,428
Total revenue	61,811	59,333	54,692	65,252
Losses and loss adjustment expenses	15,872	17,414	14,489	17,348
Policy acquisition and other underwriting expenses	5,968	7,308	8,887	9,456
Interest expense	686	846	847	1,228
Total expenses	28,641	32,926	33,048	40,020
Income before income taxes	33,170	26,407	21,644	25,232
Net income	20,387	16,235	13,378	15,562
Net income available to common stockholders	20,353	16,203	13,356	15,546
Earnings per share:
Basic	$1.87	$1.44	$1.17	$1.36
Diluted	$1.81	$1.40	$1.13	$1.31

	Three Months Ended
	03/31/12	06/30/12	09/30/12	12/31/12
Net premiums earned	$40,431	$37,070	$30,603	$49,564
Total revenue	41,652	38,855	31,481	51,077
Losses and loss adjustment expenses	19,168	16,197	15,017	15,928
Policy acquisition and other underwriting expenses	6,836	6,243	6,611	6,240
Total expenses	30,271	26,846	26,356	30,012
Income before income taxes	11,381	12,009	5,125	21,065
Net income	6,968	7,262	2,826	13,101
Net income available to common stockholders	6,787	7,199	2,784	13,065
Earnings per share:
Basic	$1.07	$0.85	$0.30	$1.27
Diluted	$0.88	$0.74	$0.27	$1.19

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 19 — Regulatory Requirements and Restrictions

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

The Code requires HCPCI to maintain capital and surplus equal to the greater of 10% of its liabilities or a statutory minimum as defined in the Code. At December 31, 2014, HCPCI is required to maintain a minimum capital and surplus of $24,757.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). HCPCI’s statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2014, 2013 and 2012, HCPCI’s statutory-basis capital and surplus was approximately $168,000, $116,900 and $69,800, respectively. HCPCI had statutory-basis net income of approximately $48,900, $45,700 and $13,200, respectively, for the years ended December 31, 2014, 2013 and 2012. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

Since inception, HCPCI has maintained a cash deposit with the Insurance Commissioner of the state of Florida, in the amount of $300, to meet regulatory requirements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

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

Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the FLOIR if (1) the dividend is equal to or less than the greater of (a) 10.0% of the insurer’s capital surplus as regards to policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (2) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (3) the insurer files a notice of the dividend or distribution with the FLOIR at least ten business days prior to the dividend payment or distribution and (4) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (1) subject to prior approval by the FLOIR or (2) 30 days after the FLOIR has received notice of such dividend or distribution and has not disapproved it within such time.

As a result, HCPCI was qualified to make dividend payments at December 31, 2014 and 2013. At December 31, 2012, no dividends were available to be paid by HCPCI.

In addition, a Florida insurance company is required to adhere to prescribed premium-to-capital surplus ratios. Florida state law requires that the ratio of 90% of written premiums divided by surplus as to policyholders does not exceed 10 to 1 for gross written premiums or 4 to 1 for net written premiums. The ratio of gross and net written premium to surplus for the year ended December 31, 2014, was 2.21 to 1, and 1.50 to 1, respectively. The ratio of gross and net written premium to surplus for the year ended December 31, 2013, was 2.76 to 1, and 1.68 to 1, respectively. The ratio of gross and net written premium to surplus for the year ended December 31, 2012, was 3.63 to 1, and 2.27 to 1, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Alabama

Homeowners Choice Assurance Company, Inc. (“HCA”) is domiciled in Alabama and was organized in 2013. HCA is required to maintain minimum paid-in capital of $500. In addition, HCA must maintain a minimum deposit in trust of $100 with the Treasurer of Alabama. At December 31, 2014 and 2013, HCA’s statutory capital and surplus was $1,926 and $1,969, respectively. Similar to HCPCI in Florida, HCA is required to file statutory-basis financial statements with the Alabama Department of Insurance, which has also adopted the NAIC Accounting Practices and Procedures Manual as the basis of its statutory accounting practices.

Bermuda

The Bermuda Monetary Authority requires Claddaugh to maintain minimum capital and surplus of $2,000. At December 31, 2014, 2013 and 2012, Claddaugh’s statutory capital and surplus was $21,307, $15,526 and $10,313, respectively. Claddaugh’s statutory net profit was $1,980, $4,164 and $4,818, respectively, for the years ended December 31, 2014, 2013 and 2012. There was no cash dividend paid by Claddaugh during 2014. During the years ended December 31, 2013 and 2012, Claddaugh paid its parent, HCI, cash dividends of $4,000 and $6,000, respectively.

HCPCI and HCA are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2014, 2013 and 2012, the Company’s insurance subsidiaries exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required

Note 20 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled captive reinsurer has reinsurance treaties with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from the Company’s insurance subsidiary, HCPCI, is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2013 through May 31, 2014, Oxbridge assumed $10,100 of the total covered exposure for approximately $4,900 in premiums. With respect to the period from June 1, 2014 through May 31, 2015, Oxbridge assumed $8,800 of the total covered exposure for approximately $3,720 in premiums. In addition, HCPCI has a reinsurance treaty with Oxbridge for the period from June 1, 2014 through May 31, 2015 under which Oxbridge assumed $9,000 of the total covered exposure for approximately $1,350 in premiums. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into trust accounts to satisfy certain collateral requirements under its reinsurance contracts with HCPCI and Claddaugh. Trust assets may be withdrawn by the trust beneficiary, which is either HCPCI or Claddaugh, in the event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

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

One of the Company’s directors is a partner at a law firm that manages certain of the Company’s corporate legal matters. Fees incurred with respect to this law firm for the years ended December 31, 2014, 2013 and 2012 were approximately $47, $450 and $335, respectively.

During 2012, the Company leased office space under an operating lease agreement with one director. The lease required annual base rental payments of approximately $150. The lease was terminated in December 2012 and the total payments during 2012 were $179.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 21 — Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$32,082	$87,715
Fixed-maturity securities, available for sale, at fair value	4,652	56
Equity securities, available for sale, at fair value	8,802	6,581
Limited partnership investment, at equity	2,550	—
Investment in subsidiaries	298,726	214,958
Property and equipment, net	946	1,119
Income tax receivable	2,596	1,782
Other assets	4,699	5,705

Total assets	$355,053	$317,916

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$3,085	$1,863
Deferred income taxes, net	3,631	5,888
Dividends payable	—	19
Long-term debt	129,539	126,932
Due to related parties	36,213	22,693

Total liabilities	172,468	157,395
Total stockholders’ equity	182,585	160,521

Total liabilities and stockholders’ equity	$355,053	$317,916

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2014	2013	2012

Net investment income	$739	$84	$8
Net realized gain (loss) on investments	309	(2)	—
Other income	120	864	144
Interest expense	(10,453)	(3,607)	—
Operating expenses	(7,745)	(4,865)	(2,812)

Loss before income tax benefit and equity in income of subsidiaries	(17,030)	(7,526)	(2,660)
Income tax benefit	6,462	2,863	750

Net loss before equity in income of subsidiaries	(10,568)	(4,663)	(1,910)
Equity in income of subsidiaries	73,232	70,225	32,067

Net income	$62,664	$65,562	$30,157

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$62,664	$65,562	$30,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	5,502	2,362	237
Net realized investment (gain) loss	(309)	2	—
Depreciation and amortization	3,712	1,000	788
Loss from limited partnership investment	90	—	—
Equity in income of subsidiaries	(73,232)	(70,225)	(32,067)
Deferred income taxes	(2,058)	(914)	763
Changes in operating assets and liabilities:
Income taxes receivable	(814)	597	(2,379)
Other assets	629	(1,001)	84
Accrued expenses and other liabilities	1,116	1,136	(1,051)
Income taxes payable	—	—	(1,605)
Due to related parties	11,520	(6,338)	5,314

Net cash provided by (used in) operating activities	8,820	(7,819)	241

Cash flows from investing activities:
Investment in limited partnership interest	(2,640)	—	—
Purchase of fixed-maturity securities	(2,616)	(64)	—
Purchase of equity securities	(7,000)	(6,835)	—
Purchases of property and equipment	(277)	(262)	(668)
Proceeds from sales of equity securities	5,212	361	—
Dividends received from subsidiary	—	4,000	6,000
Investment in subsidiaries	(8,402)	(5,735)	(24,056)

Net cash used in investing activities	(15,723)	(8,535)	(18,724)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Statements of Cash Flows (Continued)

	Years Ended December 31,
	2014	2013	2012

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	—	20,082
Repurchases of common stock	(643)	(30,886)	—
Repurchases of common stock under share repurchase plan	(38,354)	—	—
Cash dividends paid to stockholders	(12,355)	(10,902)	(8,561)
Cash dividends received under share repurchase forward contract	685	—	—
Proceeds from exercise of stock options	125	—	283
Proceeds from exercise of stock warrants	—	—	11,869
Proceeds from issuance of long-term debt	—	143,250	—
Redemption of Series A preferred stock	(34)	—	—
Debt issuance costs paid	(234)	(4,770)	(35)
Tax benefits on stock-based compensation	2,080	1,060	1,161

Net cash (used in) provided by financing activities	(48,730)	97,752	24,799

Net (decrease) increase in cash and cash equivalents	(55,633)	81,398	6,316
Cash and cash equivalents at beginning of year	87,715	6,317	1

Cash and cash equivalents at end of year	$32,082	$87,715	$6,317

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 22 — Subsequent Events

On January 19, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are scheduled for payment on March 20, 2015 to stockholders of record on February 20, 2015.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2014). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Dixon Hughes Goodman, LLP, an independent registered public accounting firm, has audited the 2014 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics applicable to all of our employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). We have posted the text of our code of ethics to our Internet web site: www.hcigroup.com. Select “Investor Information” on the top and then select “Corporate Governance” and then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our Internet web site within the same section as described above.

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2014 and 2013 provided by Dixon Hughes Goodman, LLP, our principal accountant and services related to the year ended December 31, 2013 provided by Hacker, Johnson & Smith PA, the Company’s former principal accountant:

	2014	2013
Audit fees (a)	$277	$262
All other fees (b)	—	235

	$277	$497

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings. Of the amount for the year ended December 31, 2013, $258 related to services provided by Dixon Hughes Goodman, LLP.
(b)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above, which are primarily fees related to our senior note offerings completed in January 2013 and December 2013. Of the amount for the year ended December 31, 2013, $162 related to services provided by Dixon Hughes Goodman, LLP.

The Audit Committee pre-approved all 2014 engagements and fees for services provided by our principal accountant.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

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

10.22	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.24**	Executive Employment Agreement dated March 8, 2012 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013.

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

HCI GROUP, INC.

March 10, 2015	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2015	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

March 10, 2015	By	/s/ Richard R. Allen
Richard R. Allen, Chief Financial Officer (Principal Financial and Accounting Officer)

March 10, 2015	By	/s/ George Apostolou
George Apostolou, Director

March 10, 2015	By	/s/ Wayne Burks
Wayne Burks, Director

March 10, 2015	By	/s/ James Macchiarola
James Macchiarola, Director

March 10, 2015	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 10, 2015	By	/s/ Harish M. Patel
Harish M. Patel, Director

March 10, 2015	By	/s/ Gregory Politis
Gregory Politis, Director

March 10, 2015	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 10, 2015	By	/s/ Martin A. Traber
Martin A. Traber, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.