Form 10-Q
period 2015-03-31
HCI Group, Inc.
filed 2015-05-01
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on April 21, 2015 was 10,757,033.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $156,528 and $96,163, respectively)	$158,325	$97,084
Equity securities, available for sale, at fair value (cost: $57,836 and $45,387, respectively)	59,779	45,550
Limited partnership investments, at equity	21,795	2,550
Investment in joint venture, at equity	4,747	4,477
Real estate investments	19,580	19,138

Total investments	264,226	168,799
Cash and cash equivalents	271,413	314,416
Accrued interest and dividends receivable	1,451	1,059
Income taxes receivable	—	2,624
Premiums receivable	18,516	15,824
Prepaid reinsurance premiums	16,072	34,096
Deferred policy acquisition costs	15,063	15,014
Property and equipment, net	12,188	12,292
Deferred income taxes, net	2,220	2,499
Other assets	41,195	35,587

Total assets	$642,344	$602,210

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$51,177	$48,908
Unearned premiums	185,958	214,071
Advance premiums	19,708	4,380
Assumed reinsurance balances payable	9,651	218
Accrued expenses	9,963	4,826
Income taxes payable	13,507	—
Long-term debt	130,227	129,539
Other liabilities	16,137	17,683

Total liabilities	436,328	419,625

Commitments and contingencies (Note 13)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 10,137,006 and 10,189,128 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	—	—
Additional paid-in capital	19,927	20,465
Retained income	183,792	161,454
Accumulated other comprehensive income, net of taxes	2,297	666

Total stockholders’ equity	206,016	182,585

Total liabilities and stockholders’ equity	$642,344	$602,210

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Revenue

Gross premiums earned	$109,567	$93,888
Premiums ceded	(27,839)	(27,508)

Net premiums earned	81,728	66,380

Net investment income	1,409	1,059
Policy fee income	541	257
Net realized investment (losses) gains	(193)	4
Other-than-temporary impairment losses	(1,690)	—
Other	415	417

Total revenue	82,210	68,117

Expenses

Losses and loss adjustment expenses	19,039	18,565
Policy acquisition and other underwriting expenses	9,799	9,129
Salaries and wages	4,898	4,185
Interest expense	2,661	2,574
Other operating expenses	4,767	5,354

Total expenses	41,164	39,807

Income before income taxes	41,046	28,310

Income tax expense	15,668	10,690

Net income	$25,378	$17,620

Preferred stock dividends	—	3

Income available to common stockholders	$25,378	$17,623

Basic earnings per common share	$2.50	$1.60

Diluted earnings per common share	$2.21	$1.44

Dividends per common share	$0.30	$0.28

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$25,378	$17,620

Other comprehensive income:
Change in unrealized gain on investments:
Net unrealized gain arising during the period	737	2,306
Other-than-temporary impairment loss	1,690	—
Call and repayment losses charged to investment income	36	15
Reclassification adjustment for net realized losses (gains)	193	(4)

Net change in unrealized gain	2,656	2,317
Deferred income taxes on above change	(1,025)	(893)

Total other comprehensive income, net of income taxes	1,631	1,424

Comprehensive income	$27,009	$19,044

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$25,378	$17,620
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,408	2,085
Net amortization of premiums on investments in fixed-maturity securities	230	206
Depreciation and amortization	1,289	1,203
Deferred income tax benefit	(746)	(832)
Net realized investment losses (gains)	193	(4)
Other-than-temporary impairment losses	1,690	—
Income from real estate investments	(44)	—
Loss from limited partnership interest	265	—
Net loss (gain) on disposal or sale of real estate investments	26	(1)
Foreign currency remeasurement gain	(4)	(15)
Changes in operating assets and liabilities:
Premiums and reinsurance receivable	(2,692)	(3,359)
Advance premiums	15,328	13,063
Prepaid reinsurance premiums	18,024	12,849
Accrued interest and dividends receivable	(392)	(205)
Other assets	(5,811)	(3,036)
Assumed reinsurance balances payable	9,433	(3,666)
Deferred policy acquisition costs	(49)	(113)
Losses and loss adjustment expenses	2,269	(89)
Unearned premiums	(28,113)	(14,948)
Income taxes	16,131	8,049
Accrued expenses and other liabilities	5,190	6,261

Net cash provided by operating activities	59,003	35,068

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	(479)	—
Investments in limited partnership interests	(19,510)	—
Investment in joint venture	(270)	—
Purchase of property and equipment	(227)	(92)
Purchase of real estate investments	(45)	(320)
Purchase of fixed-maturity securities	(65,271)	(19,306)
Purchase of equity securities	(19,201)	(7,709)
Proceeds from sales of fixed-maturity securities	2,234	1,691
Proceeds from calls, repayments and maturities of fixed-maturity securities	985	633
Proceeds from sales of equity securities	4,755	2,764
Proceeds from sales of real estate investments	5	1

Net cash used in investing activities	(97,024)	(22,338)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	125
Cash dividends paid	(3,227)	(3,206)
Cash dividends received under share repurchase forward contract	187	171
Repurchases of common stock	(595)	(353)
Repurchases of common stock under share repurchase plan	(1,610)	(6,987)
Debt issuance costs	—	(234)
Tax benefits on stock-based compensation	259	915

Net cash used in financing activities	(4,986)	(9,569)

Effect of exchange rate changes on cash	4	17

Net (decrease) increase in cash and cash equivalents	(43,003)	3,178
Cash and cash equivalents at beginning of period	314,416	293,098

Cash and cash equivalents at end of period	$271,413	$296,276

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$2,500

Cash paid for interest	$2,801	$1,847

Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$1,631	$1,424

Conversion of Series A Preferred Stock to common stock	$—	$910

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2015

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity

Balance at December 31, 2014	—	$—	10,189,128	$—	$20,465	$161,454	$666	$182,585
Net income	—	—	—	—	—	25,378	—	25,378
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	1,631	1,631
Forfeiture of restricted stock	—	—	(1,088)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(13,165)	—	(595)	—	—	(595)
Repurchase and retirement of common stock under share repurchase plan	—	—	(37,869)	—	(1,610)	—	—	(1,610)
Common stock dividends	—	—	—	—	—	(3,040)	—	(3,040)
Tax benefits on stock-based compensation	—	—	—	—	259	—	—	259
Stock-based compensation	—	—	—	—	1,408	—	—	1,408

Balance at March 31, 2015	—	$—	10,137,006	$—	$19,927	$183,792	$2,297	$206,016

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Three Months Ended March 31, 2014

(Unaudited)

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

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2015. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K, which was filed with the SEC on March 10, 2015.

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2015-03. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability. ASU 2015-03 does not change the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for all public entities for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company plans to adopt this guidance in December 2015, which will have no effect on the consolidated results of the Company’s operations and comprehensive income.

Accounting Standards Update No. 2015-02. In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (“ASU 2015-02”), Consolidation (Topic 810), which revises the consolidation model affecting limited partnerships and similar legal entities, evaluation of fees paid to a decision maker or a service provider, effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds. ASU 2015-02 is effective for all public entities for reporting periods beginning after December 15, 2015. For all other entities, the amendments in ASU 2015-02 are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Any adjustments related to an early adoption in an interim period should be reflected as of the beginning of the fiscal year that includes that interim period. Entities may apply the amendments in ASU 2015-02 retrospectively or use a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Adoption of this guidance had no effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2015-01. In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (“ASU 2015-01”), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items. Entities are no longer required to evaluate whether an underlying event or transaction is extraordinary. ASU 2015-01 applies to all reporting entities and is effective for all entities for reporting periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Entities may apply the amendments in ASU 2015-01 either (a) prospectively or (b) retrospectively to all prior periods presented in the financial statements. Adoption of this guidance had no effect on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 3 — Investments

Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At March 31, 2015 and December 31, 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of March 31, 2015
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$10,854	$38	$(6)	$10,886
Corporate bonds	35,749	516	(448)	35,817
Asset-backed securities	4,319	4	(1)	4,322
Mortgage-backed securities	15,473	41	(26)	15,488
State, municipalities, and political subdivisions	80,132	1,437	(115)	81,454
Redeemable preferred stock	9,503	399	(43)	9,859
Other	498	1	—	499

Total	156,528	2,436	(639)	158,325
Equity securities	57,836	2,908	(965)	59,779

Total available-for-sale securities	$214,364	$5,344	$(1,604)	$218,104

As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$2,881	$5	$(8)	$2,878
Corporate bonds	23,645	57	(430)	23,272
Asset-backed securities	697	—	—	697
Mortgage-backed securities	3,004	8	(3)	3,009
State, municipalities, and political subdivisions	56,336	1,205	(38)	57,503
Redeemable preferred stock	9,433	178	(54)	9,557
Other	167	1	—	168

Total	96,163	1,454	(533)	97,084
Equity securities	45,387	1,694	(1,531)	45,550

Total available-for-sale securities	$141,550	$3,148	$(2,064)	$142,634

As of March 31, 2015 and December 31, 2014, $116 and $113, respectively, of U.S. Treasury securities relate to a statutory deposit held in trust for the Treasurer of Alabama.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2015 and December 31, 2014 are as follows:

	Amortized	Estimated
	Cost	Fair Value
As of March 31, 2015
Available-for-sale
Due in one year or less	$702	$706
Due after one year through five years	41,177	41,394
Due after five years through ten years	80,922	81,890
Due after ten years	18,254	18,847
Mortgage-backed securities	15,473	15,488

	$156,528	$158,325

	Amortized	Estimated
	Cost	Fair Value
As of December 31, 2014
Available-for-sale
Due in one year or less	$715	$721
Due after one year through five years	25,973	26,093
Due after five years through ten years	56,448	56,847
Due after ten years	10,023	10,414
Mortgage-backed securities	3,004	3,009

	$96,163	$97,084

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three months ended March 31, 2015 and 2014 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2015
Fixed-maturity securities	$2,234	$58	$(6)

Equity securities	$4,755	$208	$(453)

Three months ended March 31, 2014
Fixed-maturity securities	$1,691	$65	$(9)

Equity securities	$2,764	$75	$(127)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

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

Securities with gross unrealized loss positions at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

			Twelve Months or
	Less Than Twelve Months		Greater		Total
As of March 31, 2015	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value

Fixed-maturity securities
U.S. treasury and U.S. government agencies	$(6)	$1,857	$—	$—	$(6)	$1,857
Corporate bonds	(429)	7,997	(19)	981	(448)	8,978
Asset-backed securities	(1)	923	—	—	(1)	923
Mortgage-backed securities	(26)	5,160	—	—	(26)	5,160
State, municipalities, and political subdivisions	(89)	16,087	(26)	613	(115)	16,700
Redeemable preferred stock	(43)	2,537	—	—	(43)	2,537

Total fixed-maturity securities	(594)	34,561	(45)	1,594	(639)	36,155
Equity securities	(944)	17,273	(21)	834	(965)	18,107

Total available-for-sale securities	$(1,538)	$51,834	$(66)	$2,428	$(1,604)	$54,262

At March 31, 2015, there were 115 securities in an unrealized loss position. Of these securities, 7 securities had been in an unrealized loss position for 12 months or greater.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

			Twelve Months or
	Less Than Twelve Months		Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2014	Loss	Value	Loss	Value	Loss	Value

Fixed-maturity securities
U.S. treasury and U.S. government agencies	$(8)	$2,485	$—	$—	$(8)	$2,485
Corporate bonds	(428)	12,720	(2)	998	(430)	13,718
Asset-backed securities	—	209	—	—	—	209
Mortgage-backed securities	(3)	1,018	—	—	(3)	1,018
State, municipalities, and political subdivisions	(19)	3,144	(19)	202	(38)	3,346
Redeemable preferred stock	(54)	2,586	—	—	(54)	2,586

Total fixed-maturity securities	(512)	22,162	(21)	1,200	(533)	23,362
Equity securities	(1,449)	18,848	(82)	4,619	(1,531)	23,467

Total available-for-sale securities	$(1,961)	$41,010	$(103)	$5,819	$(2,064)	$46,829

At December 31, 2014, there were 94 securities in an unrealized loss position. Of these securities, 9 securities had been in an unrealized loss position for 12 months or greater.

Based on the Company’s recent review, the unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. Because the decline in fair value is attributable to changes in interest rates or market conditions and not a decline in credit quality, and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. In the first quarter of 2015, the Company determined that four equity securities were other-than-temporarily impaired after considering the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. As a result, the Company recognized impairment losses of $1,690 and $0, respectively, for the three months ended March 31, 2015 and 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Limited Partnership Investments

The Company has interests in limited partnerships that are not registered under the United States Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. These partnerships are private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships. The following table provides information related to the Company’s investments in limited partnerships.

	March 31, 2015				December 31, 2014
Investment Strategy	Carrying Value	Unfunded Balance	(%)		Carrying Value	Unfunded Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$4,856	$7,550	16.50	(a)	$2,550	$9,860	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	2,200	5,800		(g)	—	—	—
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	14,739	—	68.66	(a)	—	—	—

Total	$21,795	$13,350			$2,550	$9,860

(a)	Represents the percentage investment held by the Company at the balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Withdrawal is permitted upon at least 45 days’ written notice to the general partner, provided that the Company has been a limited partner for at least 12 months.
(g)	The fund began in February 2015 and reports on a three-month lag. The general partner has not provided the Company’s investment percentage as of March 31, 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following is the aggregated summarized unaudited financial information of limited partnerships, which in certain cases is presented on a three-month lag due to the unavailability of information at the Company’s respective balance sheet dates. In applying the equity method of accounting, the Company uses the most recently available financial information provided by the general partner of each of these partnerships. The financial statements of these limited partnerships are audited annually.

Three Months Ended
March 31, 2015
Operating results:
Total income	$(261)
Total expenses	703
Net loss	$(964)

	March 31,	December 31,
	2015	2014
Balance Sheet:
Total assets	$37,895	$15,940
Total liabilities	$1,018	$513

For the three months ended March 31, 2015 and 2014, the Company recognized net investment losses of $265 and $0, respectively, for these investments. At March 31, 2015 and December 31, 2014, the Company’s cumulative contributed capital to the partnerships totaled $22,150 and $2,640, respectively, and the Company’s maximum exposure to loss aggregated $21,795 and $2,550, respectively.

Investment in Joint Venture

In March 2015, the Company contributed additional cash of $270 to the joint venture organized in September 2014. The joint venture intends to use the additional funds to acquire additional land for development.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

At March 31, 2015 and December 31, 2014, the Company’s maximum exposure to loss relating to the joint venture was $4,747 and $4,477, respectively, representing the carrying value of the investment. At March 31, 2015 and December 31, 2014, undistributed losses of $23 and $23, respectively, from this equity method investment were included in consolidated retained income. The joint venture partners received no distributions during the first quarter of 2015. The following tables provide summarized unaudited financial information for the three months ended March 31, 2015 and the unaudited financial positions of the joint venture at March 31, 2015 and December 31, 2014:

Three Months Ended
March 31, 2015

Operating results:
Total revenues	$—
Total expenses	(1)

Net loss	$(1)

The Company’s share of net loss*	$—

*	Included in net investment income in the Company’s consolidated statements of income.

	March 31,	December 31,
	2015	2014

Balance Sheet:
Construction in progress - real estate	$4,797	$3,612
Cash	487	1,323
Other	35	40

Total assets	$5,319	$4,975

Other liabilities	45	—
Members’ capital	5,274	4,975

Total liabilities and members’ capital	$5,319	$4,975

Investment in joint venture, at equity	$4,747	$4,477

Real Estate Investments

Real estate investments include the Acquisition, Development and Construction Loan Arrangement (“ADC Arrangement”) and the Company’s real estate and related assets of the marina and restaurant facilities. Operating activities related to the Company’s real estate investments include leasing of office and retail space to tenants, wet and dry boat storage, a restaurant, and fuel services with respect to marina clients and recreational boaters. Real estate investments consist of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Land	$11,476	$11,476
Land improvements	1,425	1,425
Buildings	3,104	3,097
Other	1,327	1,359

Total, at cost	17,332	17,357
Less: accumulated depreciation and amortization	(1,163)	(1,107)

Real estate, net	16,169	16,250
ADC Arrangement classified as real estate investment	3,411	2,888

Real estate investments	$19,580	$19,138

Depreciation and amortization expense related to real estate investments was $103 and $98, respectively, for the three months ended March 31, 2015 and 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

ADC Arrangement

During the first quarter of 2015, the Company amended the maximum loan amount under the ADC Arrangement from $9,785 to $10,200. The increased financing is intended for use in acquiring additional land.

At March 31, 2015 and December 31, 2014, the Company’s maximum exposure to loss relating to this variable interest was $3,411 and $2,888, respectively, representing the carrying value of the ADC Arrangement.

Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended
	March 31,
	2015	2014

Available-for-sale securities:
Fixed-maturity securities	$826	$997
Equity securities	927	257
Investment expense	(145)	(85)
Limited partnership investments	(265)	—
Real estate investments	(83)	(284)
Cash and cash equivalents	135	174
Other	14	—

Net investment income	$1,409	$1,059

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2015
Financial Assets:
Cash and cash equivalents	$271,413	$—	$—	$271,413

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	3,973	6,913	—	10,886
Corporate bonds	34,836	981	—	35,817
Asset-backed securities	—	4,322		4,322
Mortgage-backed securities	—	15,488	—	15,488
State, municipalities, and political subdivisions	—	81,454	—	81,454
Redeemable preferred stock	9,859	—	—	9,859
Other	—	499	—	499

Total fixed-maturity securities	48,668	109,657	—	158,325
Equity securities	59,779	—	—	59,779

Total available-for-sale securities	108,447	109,657	—	218,104

Total	$379,860	$109,657	$—	$489,517

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014
Financial Assets:
Cash and cash equivalents	$314,716	$—	$—	$314,716

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	1,069	1,809	—	2,878
Corporate bonds	22,274	998	—	23,272
Asset-backed securities	—	697	—	697
Mortgage-backed securities	—	3,009	—	3,009
State, municipalities, and political subdivisions	—	57,503	—	57,503
Redeemable preferred stock	9,557	—	—	9,557
Other	—	168	—	168

Total fixed-maturity securities	32,900	64,184	—	97,084
Equity securities	45,550	—	—	45,550

Total available-for-sale securities	78,450	64,184	—	142,634

Total	$393,166	$64,184	$—	$457,350

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2015
Financial Assets:
Limited partnership investments (a)	$—	$—	$14,727	$14,727
ADC Arrangement classified as real estate investment	$—	$—	$3,360	$3,360

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$42,472	$—	$42,472
3.875% Convertible senior notes	—	—	93,146	93,146

Total long-term debt	$—	$42,472	$93,146	$135,618

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014
Financial Assets:
ADC Arrangement classified as real estate investment	$—	$—	$2,835	$2,835

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$42,955	$—	$42,955
3.875% Convertible senior notes	—	—	93,367	93,367

Total long-term debt	$—	$42,955	$93,367	$136,322

(a)	Represents the net asset value for one of three funds. The Company’s share of net asset value for two funds was not available or practicable to estimate as of the balance sheet date.

Note 5 — Other Assets

The following table summarizes the Company’s other assets:

	March 31,	December 31,
	2015	2014
Benefits receivable related to retrospective reinsurance contracts	$34,502	$28,123
Deferred costs related to retrospective reinsurance contracts	533	473
Deferred offering costs on senior notes	3,482	3,653
Prepaid expenses	1,190	1,444
Restricted cash	300	300
Other	1,188	1,594

Total other assets	$41,195	$35,587

Note 6 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	March 31,	December 31,
	2015	2014

8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019*	89,977	89,289

Total long-term debt	$130,227	$129,539

*	net carrying value

During the first quarter of 2015, the Company increased its cash dividends on common stock from $0.275 per share to $0.30 per share, which resulted in an adjustment in the conversion rate applicable to the Company’s 3.875% Convertible Senior Notes. As a result, each $1 of notes will be convertible into 16.0173 shares of common stock, which is the equivalent of approximately $62.43 per share, effective February 18, 2015.

For the three months ended March 31, 2015 and 2014, interest expense included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $2,661 and $2,574, respectively, the amounts of which included non-cash interest expense of $858 and $782, respectively. As of March 31, 2015, the remaining amortization period of the debt discount was 3.9 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 — Reinsurance

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance and quota share treaties. The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum projected losses and reinsurance market conditions.

The impact of the catastrophe excess of loss reinsurance and quota share treaties on premiums written and earned is as follows:

	Three Months Ended
	March 31,
	2015	2014
Premiums Written:
Direct	$81,989	$79,662
Assumed	(535)	(723)

Gross written	81,454	78,939
Ceded	(27,839)	(27,508)

Net premiums written	$53,615	$51,431

Premiums Earned:
Direct	$83,606	$78,520
Assumed	25,961	15,368

Gross earned	109,567	93,888
Ceded	(27,839)	(27,508)

Net premiums earned	$81,728	$66,380

During the three months ended March 31, 2015 and 2014, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At March 31, 2015 and December 31, 2014, there were 28 reinsurers participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at March 31, 2015 and December 31, 2014. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of March 31, 2015 and December 31, 2014.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. These adjustments are reflected in the consolidated statements of income as net reductions in ceded premiums of $6,373 and $5,484, respectively, for the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, other assets included $35,035 and $28,596, respectively, and prepaid reinsurance premiums included $5,917 and $5,983, respectively, which are related to these adjustments.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 8 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended
	March 31,
	2015	2014

Balance, beginning of period	$48,908	$43,686

Incurred related to:
Current period	18,832	18,914
Prior period	207	(349)

Total incurred	19,039	18,565

Paid related to:
Current period	(4,796)	(6,607)
Prior period	(11,974)	(12,047)

Total paid	(16,770)	(18,654)

Balance, end of period	$51,177	$43,597

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the three months ended March 31, 2015, the Company experienced unfavorable development of $207 with respect to its net unpaid losses and loss adjustment expenses established as of December 31, 2014. Factors attributable to this unfavorable development include an increase in the number of late reported claims.

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

Note 9 — Income Taxes

During the three months ended March 31, 2015 and 2014, the Company recorded approximately $15,668 and $10,690, respectively, of income taxes, which resulted in effective tax rates of 38.2% and 37.8%, respectively. The increase in the 2015 effective tax rate was primarily attributable to an increase in overall income and a decrease in interest income earned from tax-exempt securities. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 10 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$25,378			$17,620

Less: Preferred stock dividends	—			3
Less: Income attributable to participating securities	(1,498)			(1,180)

Basic Earnings Per Share:
Income allocated to common stockholders	23,880	9,539	$2.50	16,443	10,261	$1.60

Effect of Dilutive Securities:
Stock options	—	135		—	149
Convertible preferred stock	—	—		(3)	79
Convertible senior notes	1,111	1,649		1,071	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$24,991	11,323	$2.21	$17,511	12,138	$1.44

Note 11 — Stockholders’ Equity

Common Stock

In 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. During the three months ended March 31, 2015 and 2014, the Company repurchased and retired a total of 37,869 and 210,836 shares, respectively, at a weighted average price per share of $42.49 and $37.00, respectively, under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2015 and 2014 was $1,610, or $42.51 per share, and $7,805, or $37.02 per share, respectively. The one-year repurchase plan expired March 31, 2015.

On January 19, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends were paid on March 20, 2015 to stockholders of record on February 20, 2015. On April 20, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on June 19, 2015 to stockholders of record on May 15, 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 12 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At March 31, 2015, there were 4,247,558 shares available for grant under the 2012 Plan.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three months ended March 31, 2015 and 2014 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	230,000	$3.00	3.0 years	$9,256
Outstanding at March 31, 2015	230,000	$3.00	2.8 years	$9,861

Exercisable at March 31, 2015	230,000	$3.00	2.8 years	$9,861

Outstanding at January 1, 2014	280,000	$2.91	3.9 years	$14,166
Exercised	(50,000)	$2.50

Outstanding at March 31, 2014	230,000	$3.00	3.8 years	$7,683

Exercisable at March 31, 2014	220,000	$2.85	3.6 years	$7,382

There were no options exercised during the three months ended March 31, 2015. The following table summarizes information about options exercised during the three months ended March 31, 2014 (option amounts not in thousands):

Options exercised	50,000
Total intrinsic value of exercised options	$1,970
Fair value of vested stock options	$17
Tax benefits realized	$603

All outstanding stock options vested and their related compensation expense had been fully recognized prior to 2015. The Company recognized compensation expense related to stock options, which is included in other operating expenses, of approximately $5 for the three months ended March 31, 2014. The associated deferred tax benefits were immaterial.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

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

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2015 and 2014 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	639,705	$28.33
Vested	(41,695)	$36.15
Forfeited	(1,088)	$48.42

Nonvested at March 31, 2015	596,922	$27.75

Nonvested at January 1, 2014	735,650	$25.48
Granted	98,720	$48.42
Vested	(21,825)	$21.56
Forfeited	(505)	$32.20

Nonvested at March 31, 2014	812,040	$28.37

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $1,408 and $2,080, respectively, for the three months ended March 31, 2015 and 2014. At March 31, 2015 and 2014, there was approximately $8,893 and $16,440, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 20 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and related paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Deferred tax benefits recognized	$543	$803
Tax benefits realized for restricted stock and paid dividends	$259	$312
Fair value of vested restricted stock	$1,507	$471

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 13 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of March 31, 2015, the Company has contractual obligations related to two-year and three-year reinsurance contracts. These contracts have effective dates of either June 1, 2013 or June 1, 2014 and may be cancelable only with the other party’s consent. The future minimum aggregate premiums payable to the reinsurers due in one and two years are $66,451 and $10,905, respectively.

Financing Commitment

As described in Note 3 — “Investments” under ADC Arrangement, the Company is contractually committed to provide financing for a real estate acquisition, development and construction project. At March 31, 2015, $6,917 of the Company’s commitment was unused.

Capital Commitment

As described in Note 3 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions under limited partnership agreements. At March 31, 2015, there was an aggregate unfunded balance of $13,350.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily relate to the Department’s proposed disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which includes interest through September 10, 2013, approximates $1,913. The Company did not agree with the proposed adjustment and notified the Department of its intention to protest the Department’s position. While the Company remains confident in the merits of its position in claiming the Florida salary credits, management continued to hold discussions with Department staff throughout 2014 and during the first quarter of 2015 and believes the Company has reached an agreement in principle towards resolution of this matter. The pending resolution entails having certain subsidiaries individually file and pay state reemployment taxes plus interest covering the periods under audit through the second quarter of 2014. The Company believes the payroll of certain of these subsidiaries then will continue to qualify for substantially all of the salary tax credits claimed by the Company. The incremental reemployment taxes due to the Department as a result of the subsidiaries’ separate reemployment tax filings will be netted against amounts refundable to the parent for the same periods during which the parent filed and paid state reemployment taxes as a single payer. As such, and based on the current status and expected resolution, the Company has accrued a net amount of approximately $140 as of March 31, 2015 and December 31, 2014 related to this contingency.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based company owning subsidiaries engaged in property and casualty insurance, information technology, real estate and reinsurance. Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage our operations under one business segment, which includes the following operations:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Information technology

•	Real estate

For the three months ended March 31, 2015 and 2014, revenues from property and casualty insurance operations represented 97.1% and 96.2%, respectively, of total revenues of all operating segments. As a result, our property and casualty insurance operations are our only reportable operating segment.

Insurance Operations

Property and Casualty Insurance

Our principal operating subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is a leading provider of property and casualty insurance in the state of Florida. HCPCI along with certain of our other subsidiaries currently provides property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida. Since 2014, HCPCI has offered flood-endorsed and wind-only policies to eligible new and pre-existing Florida customers. HCPCI strives to offer insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

HCPCI began operations in 2007 by participating in a “take-out program,” which is a legislatively mandated program designed to encourage private insurance companies to assume policies from Citizens Property Insurance Corporation, a Florida state-supported insurer. Our growth since inception has resulted primarily from a series of policy assumptions. This growth track has been beneficial to us but may not continue as we experience intense competition for lucrative markets. Even though expanding our policyholder base through opportunistic assumptions may continue to be important to our growth plan, we plan to seek other opportunities to expand and to provide new or additional product offerings in and outside the state of Florida.

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

•	ExzeoTM - a cloud application that provides automation and intelligence across multiple business processes.

•	PropletTM - an interactive tool for an insurance agent to search a property’s insurance-related information.

•	Atlas Viewer - an interactive cloud-based data mapping and visualization application.

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

With the exception of the Ocala location, we lease office or retail space at each location to non-affiliates on various terms. In addition, we own and operate one full-service restaurant and two marinas that we acquired in connection with our purchase of the waterfront properties. The combined marina facilities offer to the general public: a) one dry-stack boat storage facility with capacity for approximately 305 boats; b) approximately 64 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry-stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis.

In addition, we have one ongoing real estate development and construction project in which our involvement is through the acquisition, development and construction loan arrangement (“ADC Arrangement”). Under the ADC Arrangement, we are committed to provide financing for up to a maximum of $10,200,000 for the acquisition, development and construction of a retail shopping center. We also have a real estate development project through a joint venture, in which we have a 90% equity interest. See Note 3 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Recent Events

On April 20, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on June 19, 2015 to stockholders of record on May 15, 2015.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014

Operating Revenue
Gross premiums earned	$109,567	$93,888
Premiums ceded	(27,839)	(27,508)

Net premiums earned	81,728	66,380

Net investment income	1,409	1,059
Policy fee income	541	257
Net realized investment (losses) gains	(193)	4
Other-than-temporary impairment losses	(1,690)	—
Other income	415	417

Total operating revenue	82,210	68,117

Operating Expenses
Losses and loss adjustment expenses	19,039	18,565
Policy acquisition and other underwriting expenses	9,799	9,129
Salaries and wages	4,898	4,185
Interest expense	2,661	2,574
Other operating expenses	4,767	5,354

Total operating expenses	41,164	39,807

Income before income taxes	41,046	28,310
Income tax expense	15,668	10,690

Net income	$25,378	$17,620
Preferred stock dividends	—	3

Income available to common stockholders	$25,378	$17,623

Ratios to Net Premiums Earned:
Loss Ratio	23.30%	27.97%
Expense Ratio	27.07%	32.00%

Combined Ratio	50.37%	59.97%

Ratios to Gross Premiums Earned:
Loss Ratio	17.38%	19.77%
Expense Ratio	20.19%	22.62%

Combined Ratio	37.57%	42.39%

Per Share Data:
Basic earnings per common share	$2.50	$1.60

Diluted earnings per common share	$2.21	$1.44

Comparison of the Three Months ended March 31, 2015 to the Three Months ended March 31, 2014

Our results of operations for the three months ended March 31, 2015 reflect income available to common stockholders of approximately $25,378,000, or $2.21 earnings per diluted common share, compared with approximately $17,623,000, or $1.44 earnings per diluted common share, for the three months ended March 31, 2014.

Revenue

Gross Premiums Earned for the three months ended March 31, 2015 and 2014 were approximately $109,567,000 and $93,888,000, respectively. The $15,679,000 increase over the corresponding period in 2014 was primarily attributable to revenue from the Citizens assumptions completed in December 2014 and February 2015.

Premiums Ceded for the three months ended March 31, 2015 and 2014 were approximately $27,839,000 and $27,508,000, respectively. Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties. For the three months ended March 31, 2015 and 2014, premiums ceded reflect net reductions of approximately $6,373,000 and $5,484,000, respectively, that relate to certain provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” Our reinsurance rates are based primarily on policy exposures reflected in gross premiums earned. Premiums ceded were 25.4% and 29.3% of gross premiums earned during the three months ended March 31, 2015 and 2014, respectively.

Net Premiums Written during the three months ended March 31, 2015 and 2014 totaled approximately $53,615,000 and $51,431,000, respectively. Net premiums written represent the premiums charged for policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the three months ended March 31, 2015 and 2014 were approximately $81,728,000 and $66,380,000, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net Premiums Written	$53,615	$51,431
Decrease in Unearned Premiums	28,113	14,949

Net Premiums Earned	$81,728	$66,380

Net Investment Income for the three months ended March 31, 2015 and 2014 was approximately $1,409,000 and $1,059,000, respectively. The increase in 2015 is primarily due to the increase in our investment in available-for-sale securities.

Policy Fee Income for the three months ended March 31, 2015 and 2014 was approximately $541,000 and $257,000, respectively. The increase in 2015 from the corresponding period in 2014 is primarily attributable to an increase in policy renewals.

Other-than-temporary impairment losses for the three months ended March 31, 2015 and 2014 were approximately $1,690,000 and $0, respectively. During the quarter ended March 31, 2015, we recognized impairment losses specific to four equity securities.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $19,039,000 and $18,565,000, respectively, during the three months ended March 31, 2015 and 2014. The increase is primarily due to an increase in the number of policies written. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2015 and 2014 of approximately $9,799,000 and $9,129,000, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes and brokerage fees. The $670,000 increase from the corresponding period in 2014 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2015 premiums.

Salaries and Wages for the three months ended March 31, 2015 and 2014 were approximately $4,898,000 and $4,185,000, respectively. The $713,000 increase from the corresponding period in 2014 was primarily attributable to an increase in employee headcount. As of March 31, 2015, we had 214 employees located at our headquarters in Florida compared with 174 employees as of March 31, 2014. We also had 91 employees located in Noida, India at March 31, 2015 versus 79 at March 31, 2014.

Other Operating Expenses for the three months ended March 31, 2015 and 2014 were approximately $4,767,000 and $5,354,000, respectively. The $587,000 decrease is primarily attributable to a $672,000 decrease in stock-based compensation offset by an increase in other administrative expenses.

Income Tax Expense for the three months ended March 31, 2015 and 2014 was approximately $15,668,000 and $10,690,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.2% for 2015 and 37.8% for 2014.

Ratios:

The loss ratio applicable to the three months ended March 31, 2015 (losses and loss adjustment expenses incurred related to net premiums earned) was 23.3% compared with 28.0% for the three months ended March 31, 2014. Our wind-only policies, which we assumed from Citizens in December 2014, contributed to this year over year improvement. (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the three months ended March 31, 2015 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 27.1% compared with 32.0% for the three months ended March 31, 2014. The decrease in our expense ratio is primarily attributable to the higher percentage increase in net premiums earned relative to the increase in our expenses.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2015 was 50.4% compared with 60.0% for the three months ended September 30, 2013.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended March 31, 2015 was 37.6% compared with 42.4% for the three months ended March 31, 2014.

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

In June 2015, we expect to receive $14,100,000 under the terms of one of the retrospective reinsurance contracts, which will terminate May 31, 2015.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and also to fund operating expenses. In addition, we intend to continue investing in real estate to maximize returns and diversify our sources of income.

Senior Notes

Our long-term debt at March 31, 2015 consisted of 8% Senior Notes due 2020 and 3.875% Senior Convertible Notes due 2019, which were issued for gross proceeds of $40,250,000 and $103,000,000, respectively. We make quarterly interest payments of $805,000 on the senior notes due 2020 with quarterly payments due on January 30, April 30, July 30 and October 30. We make semiannual interest payments of approximately $1,996,000 on the convertible notes with payments due in arrears on March 15 and September 15 of each year. See Note 6 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Limited Partnership Investments

Limited partnership investments consist of three private equity funds managed by each fund’s general partner. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At March 31, 2015, there is an aggregate unfunded capital balance of $13,350,000. In April 2015, we subscribed to invest $10,000,000 in one additional private equity fund. See Limited Partnership Investments under Note 3 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

ADC Arrangement

We currently have an ADC Arrangement under which we agreed to provide financing for the acquisition, development and construction of a retail shopping center and appurtenant facilities. The maximum loan amount initially was $9,785,000 but increased to $10,200,000 during the first quarter of 2015. The increased financing is intended for use in acquiring additional land. At March 31, 2015, $6,917,000 of the commitment is available and unused.

Sources and Uses of Cash

Cash Flows for the Three months ended March 31, 2015

Net cash provided by operating activities for the three months ended March 31, 2015 was approximately $59,003,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $97,024,000 was primarily due to the purchases of available-for-sale securities of $84,472,000, the funding of the ADC Arrangement of $479,000 and the limited partnership investments of $19,510,000, offset by redemptions and repayments of fixed-maturity securities of $985,000, and the proceeds from sales of available-for-sale securities of $6,989,000. Net cash used in financing activities totaled $4,986,000, which was primarily due to $1,610,000 used in our share repurchase plan and $3,040,000 of net cash dividend payments.

Cash Flows for the Three months ended March 31, 2014

Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $35,068,000, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $22,338,000 was primarily due to the purchases of available-for-sale securities of $27,015,000 offset by redemptions and repayments of fixed-maturity securities of $633,000, and the proceeds from sales of available-for-sale securities of $4,455,000. Net cash used in financing activities totaled $9,569,000, which was primarily due to $6,987,000 used in a share repurchase plan and $3,035,000 of net cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At March 31, 2015, we had $218,104,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

With the exception of large national banks, it is our current policy not to maintain cash deposits of more than an aggregate of $5,500,000 in any one bank at any time. From time to time, we may have in excess of $5,500,000 of cash designated for investment and on deposit at a single national brokerage firm. In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

We are contractually committed to provide financing for the acquisition, development and construction of one real estate property and to provide capital contributions for limited partnership interests (which are referred to herein as the ADC Arrangement and the Limited Partnership Investments, respectively). Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 13 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of March 31, 2015 (amounts in thousands):

	Payment Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease (1)	$940	121	259	286	274
Service agreement (1)	169	21	47	52	49
Reinsurance contracts (2)	77,356	66,451	10,905	—	—
Acquisition, development and construction loan commitment (3)	6,917	6,917	—	—	—
Unfunded capital commitments (4)	13,350	13,350	—	—	—
Long-term debt obligations (5)	175,315	7,211	14,423	153,681	—

Total	$274,047	94,071	25,634	154,019	323

(1)	Represents the lease and maintenance service agreement for office space in Noida, India. Liabilities were converted from Indian rupees to U.S. dollars using the March 31, 2015 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unused portion of our commitment related to the ADC Arrangement. See Note 13— “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.
(4)	Represents the unfunded balance of capital commitments under the subscription agreements related to limited partnerships.
(5)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020 and the convertible notes due March 15, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements and related disclosures requires us to make judgments, assumptions and estimates to develop amounts reflected and disclosed in our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates and such differences may be material.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2015, $23,208,000 of the total $51,177,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $27,969,000 relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At March 31, 2015, $20,813,000 of the $27,969,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $48,908,000 at December 31, 2014 to $51,177,000 at March 31, 2015. The $2,269,000 increase in our Reserves is comprised of $14,036,000 in reserves related to claims occurring in the 2015 loss year offset by reductions in our Reserves of $8,538,000 for 2014 and $3,229,000 for 2013 and prior loss years. The $14,036,000 in Reserves established for 2015 claims is primarily due to the increase in our policy count and exposures. The decrease of $11,767,000 specific to our 2014 and prior loss-year reserves is primarily due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2015 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates must continually be reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

Certain of our reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. In accordance with accounting principles generally accepted in the United States of America, we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term.

For the three months ended March 31, 2015 and 2014, we accrued benefits of $6,379,000 and $3,988,000, respectively. For the three months ended March 31, 2015, we recognized net ceded premiums of $6,000, representing amortization of $109,000 of previously deferred reinsurance costs for increased coverage offset by $103,000 of ceded premiums deferred for the period. For the three months ended March 31, 2014, we deferred recognition of $1,496,000 in ceded premiums. For the three months ended March 31, 2015 and 2014, net reductions in ceded premiums totaled $6,373,000 and $5,484,000, respectively. As of March 31, 2015, we had $34,502,000 of accrued benefits and $6,450,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively. At December 31, 2014, we had $28,123,000 of accrued benefits and $6,456,000 of ceded premiums deferred related to these agreements.

In addition to Reserves and reinsurance contracts, we believe our accounting policies specific to deferred income taxes and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 10, 2015. For the three months ended March 31, 2015, there have been no material changes with respect to any of our critical accounting policies.

Income Taxes

We account for income taxes in accordance with accounting principles generally accepted in the United States of America, resulting in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Valuation allowances are provided against assets that are not likely to be realized, if any. We have elected to classify interest and penalties, if any, as income tax expense as permitted by current accounting standards.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at March 31, 2015 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by investment companies and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2015 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$138,281	$(20,043)	(12.66)%
200 basis point increase	144,962	(13,362)	(8.44)%
100 basis point increase	151,643	(6,681)	(4.22)%
100 basis point decrease	164,949	6,625	4.18%
200 basis point decrease	170,797	12,473	7.88%
300 basis point decrease	174,516	16,192	10.23%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are primarily investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2015 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$7,297	5	$7,311	5
AA+, AA, AA-	49,317	31	49,614	31
A+, A, A-	38,648	25	39,287	25
BBB+, BBB, BBB-	46,596	30	47,691	30
BB+, BB, BB-	7,920	5	7,584	5
Other and not rated	6,750	4	6,838	4

Total	$156,528	100	$158,325	100

Equity Price Risk

Our equity investment portfolio at March 31, 2015 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at March 31, 2015 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$29,854	50
Consumer	9,003	15
Other (1)	7,455	12

	46,312	77

Mutual funds and Exchange traded funds by type:
Debt	11,399	20
Equity	2,068	3

	13,467	23

Total	$59,779	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2015, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 10, 2015.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

The table below summarizes the number of common shares repurchased under a share repurchase plan and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares during the three months ended March 31, 2015 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (b)

January 31, 2015	49,834	$43.18	36,669	$109
February 28, 2015	—	$—	—	$109
March 31, 2015	1,200	$44.00	1,200	$—

	51,034	$43.20	37,869

(a)	Our Board-approved share repurchase plan expired March 31, 2015.
(b)	Represents the balances before commissions and fees at the end of each month.

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

During the quarter ended March 31, 2015, HCPCI paid a $16,700,000 dividend to HCI.

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

HCI GROUP, INC.

May 1, 2015	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer (Principal Executive Officer)

May 1, 2015	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.