Form 10-Q
period 2015-06-30
HCI Group, Inc.
filed 2015-08-05
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on July 29, 2015 was 10,883,292.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $165,995 and $96,163, respectively)	$165,435	$97,084
Equity securities, available for sale, at fair value (cost: $59,557 and $45,387, respectively)	60,331	45,550
Limited partnership investments, at equity	22,716	2,550
Investment in joint venture, at equity	4,746	4,477
Real estate investments	22,447	19,138

Total investments	275,675	168,799
Cash and cash equivalents	274,729	314,416
Accrued interest and dividends receivable	1,574	1,059
Income taxes receivable	—	2,624
Premiums receivable	30,161	15,824
Prepaid reinsurance premiums	33,418	34,096
Deferred policy acquisition costs	21,993	15,014
Property and equipment, net	12,007	12,292
Deferred income taxes, net	4,022	2,499
Other assets	48,151	35,587

Total assets	$701,730	$602,210

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$54,329	$48,908
Unearned premiums	233,503	214,071
Advance premiums	15,405	4,380
Assumed reinsurance balances payable	855	218
Accrued expenses	12,080	4,826
Income taxes payable	5,947	—
Long-term debt	130,929	129,539
Other liabilities	22,935	17,683

Total liabilities	475,983	419,625

Commitments and contingencies (Note 13)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 10,263,149 and 10,189,128 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	—	—
Additional paid-in capital	22,763	20,465
Retained income	202,853	161,454
Accumulated other comprehensive income, net of taxes	131	666

Total stockholders’ equity	225,747	182,585

Total liabilities and stockholders’ equity	$701,730	$602,210

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue

Gross premiums earned	$107,765	$91,221	$217,332	$185,109
Premiums ceded	(31,378)	(28,572)	(59,217)	(56,080)

Net premiums earned	76,387	62,649	158,115	129,029

Net investment income	1,795	1,481	3,204	2,540
Policy fee income	942	638	1,483	895
Net realized investment (losses) gains	(74)	1,167	(267)	1,171
Other-than-temporary impairment losses	(293)	—	(1,983)	—
Other	311	349	726	766

Total revenue	79,068	66,284	161,278	134,401

Expenses

Losses and loss adjustment expenses	20,565	18,383	39,604	36,948
Policy acquisition and other underwriting expenses	10,443	9,559	20,242	18,688
Salaries and wages	5,236	4,072	10,134	8,257
Interest expense	2,679	2,609	5,340	5,183
Other operating expenses	4,562	5,278	9,329	10,632

Total expenses	43,485	39,901	84,649	79,708

Income before income taxes	35,583	26,383	76,629	54,693

Income tax expense	13,561	9,953	29,229	20,643

Net income	$22,022	$16,430	$47,400	$34,050

Preferred stock dividends	—	1	—	4

Income available to common stockholders	$22,022	$16,431	$47,400	$34,054

Basic earnings per common share	$2.17	$1.53	$4.67	$3.14

Diluted earnings per common share	$1.93	$1.39	$4.14	$2.84

Dividends per common share	$0.30	$0.27	$0.60	$0.55

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,022	$16,430	$47,400	$34,050

Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments:
Net unrealized (loss) gain arising during the period	(3,912)	3,541	(3,175)	5,847
Other-than-temporary impairment loss	293	—	1,983	—
Call and repayment losses charged to investment income	19	2	55	17
Reclassification adjustment for realized losses (gains)	74	(1,167)	267	(1,171)

Net change in unrealized (loss) gain	(3,526)	2,376	(870)	4,693
Deferred income taxes on above change	1,360	(917)	335	(1,810)

Total other comprehensive (loss) income, net of income taxes	(2,166)	1,459	(535)	2,883

Comprehensive income	$19,856	$17,889	$46,865	$36,933

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$47,400	$34,050
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,789	4,333
Net amortization of premiums on investments in fixed-maturity securities	530	440
Depreciation and amortization	2,589	2,436
Deferred income tax benefits	(1,188)	(1,384)
Net realized investment losses (gains)	267	(1,171)
Other-than-temporary impairment losses	1,983	—
Income from real estate investments	(112)	(5)
Loss from joint venture	1	—
Loss from limited partnership interest	462	—
Net loss (gain) on disposal or sale of real estate investments	26	(1)
Foreign currency remeasurement loss (gain)	17	(12)
Changes in operating assets and liabilities:
Premiums receivable	(14,337)	(14,088)
Advance premiums	11,025	10,369
Prepaid reinsurance premiums	678	(5,211)
Accrued interest and dividends receivable	(515)	(130)
Other assets	(12,942)	(6,457)
Assumed reinsurance balances payable	637	(4,344)
Deferred policy acquisition costs	(6,979)	(6,012)
Losses and loss adjustment expenses	5,421	(642)
Unearned premiums	19,432	34,750
Income taxes	8,571	(440)
Accrued expenses and other liabilities	12,020	13,449

Net cash provided by operating activities	77,775	59,930

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	(3,285)	(2,591)
Investments in limited partnership interests	(20,628)	—
Investment in joint venture	(270)	—
Purchase of property and equipment, net	(376)	(166)
Purchase of real estate investments	(128)	(312)
Purchase of fixed-maturity securities	(77,251)	(28,382)
Purchase of equity securities	(24,505)	(24,141)
Proceeds from sales of fixed-maturity securities	3,285	19,962
Proceeds from calls, repayments and maturities of fixed-maturity securities	4,205	1,630
Proceeds from sales of equity securities	7,994	5,930
Proceeds from sales of real estate investments	5	1

Net cash used in investing activities	(110,954)	(28,069)

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from the exercise of common stock options	200	125
Cash dividends paid	(6,375)	(6,319)
Cash dividends received under share repurchase forward contract	374	342
Repurchases of common stock	(772)	(597)
Repurchases of common stock under share repurchase plan	(1,610)	(17,810)
Redemption of Series A preferred stock	—	(34)
Debt issuance costs	—	(234)
Tax benefits on stock-based compensation	1,691	1,304

Net cash used in financing activities	(6,492)	(23,223)

Effect of exchange rate changes on cash	(16)	12

Net (decrease) increase in cash and cash equivalents	(39,687)	8,650
Cash and cash equivalents at beginning of period	314,416	293,098

Cash and cash equivalents at end of period	$274,729	$301,748

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20,154	$21,050

Cash paid for interest	$3,606	$2,652

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(535)	$2,883

Conversion of Series A Preferred Stock to common stock	$—	$991

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2015

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive Income, Net of Tax	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	10,189,128	$—	$20,465	$161,454	$666	$182,585
Net income	—	—	—	—	—	47,400	—	47,400
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	(535)	(535)
Issuance of restricted stock	—	—	83,260	—	—	—	—	—
Exercise of common stock options	—	—	80,000	—	200	—	—	200
Forfeiture of restricted stock	—	—	(34,412)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(16,958)	—	(772)	—	—	(772)
Repurchase and retirement of common stock under share repurchase plan	—	—	(37,869)	—	(1,610)	—	—	(1,610)
Common stock dividends	—	—	—	—	—	(6,001)	—	(6,001)
Tax benefits on stock-based compensation	—	—	—	—	1,691	—	—	1,691
Stock-based compensation	—	—	—	—	2,789	—	—	2,789

Balance at June 30, 2015	—	$—	10,263,149	$—	$22,763	$202,853	$131	$225,747

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Six Months Ended June 30, 2014

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive Income, Net of Tax	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2013	110,684	$—	10,939,268	$—	$48,966	$110,441	$1,114	$160,521
Net income	—	—	—	—	—	34,050	—	34,050
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	2,883	2,883
Conversion of preferred stock to common stock	(107,298)	—	107,298	—	—	—	—	—
Issuance of restricted stock	—	—	98,720	—	—	—	—	—
Exercise of common stock options	—	—	50,000	—	125	—	—	125
Forfeiture of restricted stock	—	—	(3,330)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(13,541)	—	(597)	—	—	(597)
Repurchase and retirement of common stock under share repurchase plan	—	—	(488,346)	—	(17,810)	—	—	(17,810)
Redemption of Series A preferred stock	(3,386)	—	—	—	(25)	(9)	—	(34)
Deferred taxes on debt discount	—	—	—	—	215	—	—	215
Common stock dividends	—	—	—	—	—	(8,901)	—	(8,901)
Preferred stock dividends	—	—	—	—	—	4	—	4
Tax benefits on stock-based compensation	—	—	—	—	1,304	—	—	1,304
Stock-based compensation	—	—	—	—	4,333	—	—	4,333

Balance at June 30, 2014	—	$—	10,690,069	$—	$36,511	$135,585	$3,997	$176,093

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2015. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K, which was filed with the SEC on March 10, 2015.

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

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies for reinsurance contracts with retrospective provisions, deferred income taxes, and stock-based compensation expense involve significant judgments and estimates material to the Company’s consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Statutory Accounting Practices

The Company’s U.S. insurance subsidiaries comply with statutory accounting practices prescribed by the National Association of Insurance Commissioners. There are no state prescribed or permitted practices that have been adopted by the Company’s U.S. subsidiaries. In addition, the Company’s Bermuda insurance subsidiary prepares and files financial statements in accordance with the prescribed regulatory accounting practices of the Bermuda Monetary Authority.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Reclassification

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2014-09. In July 2015, the Financial Accounting Standards Board (“FASB”) approved a one-year deferral of the effective date of this update, Revenue from Contracts with Customers (Topic 606). This standard will now become effective for the Company beginning with the first quarter of 2018.

Accounting Standards Update No. 2015-09. In May 2015, the FASB issued Accounting Standards Update No. 2015-09 (“ASU 2015-09”), Financial Services – Insurance (Topic 944), which improves disclosure requirements for all insurance entities that issue short-duration contracts. The amendments in ASU 2015-09 increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows and the development of loss reserve estimates. ASU 2015-09 is effective for all public entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments are effective for annual years beginning after December 15, 2016, and for interim periods within annual years beginning after December 15, 2017. Early adoption is permitted. Application of this guidance will have no effect on the Company’s consolidated results of operations and comprehensive income.

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

Note 3 — Investments

Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At June 30, 2015 and December 31, 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of June 30, 2015
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$10,918	$18	$(9)	$10,927
Corporate bonds	43,118	94	(807)	42,405
Asset-backed securities	4,162	4	(3)	4,163
Mortgage-backed securities	14,528	5	(95)	14,438
State, municipalities, and political subdivisions	82,489	705	(657)	82,537
Redeemable preferred stock	10,283	221	(37)	10,467
Other	497	1	—	498

Total	165,995	1,048	(1,608)	165,435
Equity securities	59,557	2,327	(1,553)	60,331

Total available-for-sale securities	$225,552	$3,375	$(3,161)	$225,766

As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$2,881	$5	$(8)	$2,878
Corporate bonds	23,645	57	(430)	23,272
Asset-backed securities	697	—	—	697
Mortgage-backed securities	3,004	8	(3)	3,009
State, municipalities, and political subdivisions	56,336	1,205	(38)	57,503
Redeemable preferred stock	9,433	178	(54)	9,557
Other	167	1	—	168

Total	96,163	1,454	(533)	97,084
Equity securities	45,387	1,694	(1,531)	45,550

Total available-for-sale securities	$141,550	$3,148	$(2,064)	$142,634

As of June 30, 2015 and December 31, 2014, $112 and $113, respectively, of U.S. Treasury securities relate to a statutory deposit held in trust for the Treasurer of Alabama.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2015 and December 31, 2014 are as follows:

	Amortized Cost	Estimated Fair Value
As of June 30, 2015
Available-for-sale
Due in one year or less	$687	$690
Due after one year through five years	49,439	49,605
Due after five years through ten years	80,498	79,836
Due after ten years	20,843	20,866
Mortgage-backed securities	14,528	14,438

	$165,995	$165,435

	Amortized Cost	Estimated Fair Value
As of December 31, 2014
Available-for-sale
Due in one year or less	$715	$721
Due after one year through five years	25,973	26,093
Due after five years through ten years	56,448	56,847
Due after ten years	10,023	10,414
Mortgage-backed securities	3,004	3,009

	$96,163	$97,084

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2015
Fixed-maturity securities	$1,051	$1	$(24)

Equity securities	$3,239	$121	$(172)

Three months ended June 30, 2014
Fixed-maturity securities	$18,271	$799	$—

Equity securities	$3,166	$433	$(65)

Six months ended June 30, 2015
Fixed-maturity securities	$3,285	$59	$(30)

Equity securities	$7,994	$329	$(625)

Six months ended June 30, 2014
Fixed-maturity securities	$19,962	$864	$(9)

Equity securities	$5,930	$508	$(192)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Other-than-temporary Impairment

The Company regularly reviews individual impaired investment securities for other-than-temporary impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

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

Securities with gross unrealized loss positions at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
As of June 30, 2015
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(9)	$3,224	$—	$—	$(9)	$3,224
Corporate bonds	(789)	33,325	(18)	982	(807)	34,307
Asset-backed securities	(3)	1,234	—	—	(3)	1,234
Mortgage-backed securities	(95)	10,365	—	—	(95)	10,365
State, municipalities, and political subdivisions	(609)	40,529	(48)	594	(657)	41,123
Redeemable preferred stock	(37)	2,981	—	—	(37)	2,981

Total fixed-maturity securities	(1,542)	91,658	(66)	1,576	(1,608)	93,234
Equity securities	(1,527)	24,714	(26)	834	(1,553)	25,548

Total available-for-sale securities	$(3,069)	$116,372	$(92)	$2,410	$(3,161)	$118,782

At June 30, 2015, there were 222 securities in an unrealized loss position. Of these securities, seven securities had been in an unrealized loss position for 12 months or greater.

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

At December 31, 2014, there were 94 securities in an unrealized loss position. Of these securities, nine securities had been in an unrealized loss position for 12 months or greater.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Based on the Company’s recent review, the unrealized losses on investments in fixed-maturity securities were caused primarily by expectation of interest rate changes. Because the decline in fair value is attributable to changes in interest rates or market conditions and not a decline in credit quality, and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. In the three and six months ended June 30, 2015, the Company determined that four and six equity securities, respectively, were other-than-temporarily impaired after considering the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. As a result, the Company recognized impairment losses of $293 and $1,983, respectively, for the three and six months ended June 30, 2015. There were no impairment losses recorded in the three and six months ended June 30, 2014.

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

	June 30, 2015			December 31, 2014
	Carrying Value	Unfunded Balance	(%)(a)	Carrying Value	Unfunded Balance	(%)(a)
Investment Strategy
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$4,895	$7,549	16.50	$2,550	$9,860	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	3,194	4,682	0.65	—	—	—
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	14,627	—	66.78	—	—	—
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	—	10,000	—	—	—	—

Total	$22,716	$22,231		$2,550	$9,860

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

(a)	Represents the Company’s percentage investment in the fund at the balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Withdrawal is permitted upon at least 45 days’ written notice to the general partner, provided that the Company has been a limited partner for at least 12 months.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority, the term of the fund may be extended for up to three additional one-year periods.

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

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Operating results:
Total income (loss)	$(4,577)	$(4,838)
Total expenses	254	957
Net loss	$(4,831)	$(5,795)

	June 30, 2015	December 31, 2014
Balance Sheet:
Total assets	$170,659	$15,940
Total liabilities	$951	$513

For the three and six months ended June 30, 2015, the Company recognized net investment losses of $197 and $462, respectively, for these investments. At June 30, 2015 and December 31, 2014, the Company’s cumulative contributed capital to the partnerships totaled $23,269 and $2,640, respectively, and the Company’s maximum exposure to loss aggregated $22,716 and $2,550, respectively. There were no limited partnership investments in the six months ended June 30, 2014.

Investment in Joint Venture

In March 2015, the Company contributed additional cash of $270 to the joint venture organized in September 2014. The joint venture intends to use the additional funds to acquire additional land for development.

At June 30, 2015 and December 31, 2014, the Company’s maximum exposure to loss relating to the joint venture was $4,746 and $4,477, respectively, representing the carrying value of the investment. At June 30, 2015 and December 31, 2014, undistributed losses of $24 and $23,

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

respectively, from this equity method investment were included in the Company’s consolidated retained income. The joint venture partners received no distributions during 2015. The following tables provide summarized unaudited financial results for the three months and six months ended June 30, 2015 and the unaudited financial positions of the joint venture at June 30, 2015 and December 31, 2014:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Operating results:
Total revenues	$—	$—
Total expenses	—	(1)

Net loss	$—	$(1)

The Company’s share of net loss*	$(1)	$(1)

*	Included in net investment income in the Company’s consolidated statements of income.

	June 30, 2015	December 31, 2014
Balance Sheet:
Construction in progress – real estate	$9,616	$3,612
Cash	407	1,323
Other	55	40

Total assets	$10,078	$4,975

Accounts payable	$982	$—
Construction loan	3,794	—
Other liabilities	28	—
Members’ capital	5,274	4,975

Total liabilities and members’ capital	$10,078	$4,975

Investment in joint venture, at equity	$4,746	$4,477

Real Estate Investments

The Company’s real estate investments include one Acquisition, Development and Construction Loan Arrangement (“ADC Arrangement”) and the leasing of office and retail space to tenants, wet and dry boat storage, a restaurant, and fuel services with respect to marina clients and recreational boaters. Real estate investments consist of the following as of June 30, 2015 and December 31, 2014:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	June 30, 2015	December 31, 2014
Land	$11,476	$11,476
Land improvements	1,449	1,425
Buildings	3,104	3,097
Other	1,386	1,359

Total, at cost	17,415	17,357
Less: accumulated depreciation and amortization	(1,253)	(1,107)

Real estate, net	16,162	16,250
ADC Arrangement classified as real estate investment	6,285	2,888

Real estate investments	$22,447	$19,138

Depreciation and amortization expense related to real estate investments was $90 and $100 for the three months ended June 30, 2015 and 2014, respectively, and $193 and $198 for the six months ended June 30, 2015 and 2014, respectively.

ADC Arrangement

During the first quarter of 2015, the Company amended the maximum loan amount under the ADC Arrangement from $9,785 to $10,200. The increased financing is intended for use in acquiring additional land.

At June 30, 2015 and December 31, 2014, the Company’s maximum exposure to loss relating to this variable interest was $6,285, and $2,888, respectively, representing the carrying value of the ADC Arrangement.

Real Estate Development in Progress

During the quarter ended June 30, 2015, the Company deposited a total of $70 to secure the right to purchase land in Riverview, Florida where a retail center will be constructed for lease or for sale. The land acquisition and the development project will be operated and managed through a joint venture in which the Company’s subsidiary, Greenleaf Essence LLC, has a controlling financial interest and of which it is the primary beneficiary. As such, the joint venture is consolidated with the Company’s operations.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Available-for-sale securities:
Fixed-maturity securities	$1,051	$1,055	$1,877	$2,052
Equity securities	869	484	1,796	741
Investment expense	(167)	(124)	(312)	(209)
Limited partnership investments	(197)	—	(462)	—
Real estate investments	62	(119)	(21)	(403)
Cash and cash equivalents	162	185	297	359
Other	15	—	29	—

Net investment income	$1,795	$1,481	$3,204	$2,540

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

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2015
Financial Assets:
Cash and cash equivalents	$274,729	$—	$—	$274,729

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	4,056	6,871	—	10,927
Corporate bonds	41,423	982	—	42,405
Asset-backed securities	—	4,163	—	4,163
Mortgage-backed securities	—	14,438	—	14,438
State, municipalities, and political subdivisions	—	82,537	—	82,537
Redeemable preferred stock	10,467	—	—	10,467
Other	—	498	—	498

Total fixed-maturity securities	55,946	109,489	—	165,435
Equity securities	60,331	—	—	60,331

Total available-for-sale securities	116,277	109,489	—	225,766

Total	$391,006	$109,489	$—	$500,495

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014
Financial Assets:
Cash and cash equivalents	$314,416	$—	$—	$314,416

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	1,069	1,809	—	2,878
Corporate bonds	22,274	998	—	23,272
Asset-backed securities	—	697	—	697
Mortgage-backed securities	—	3,009	—	3,009
State, municipalities, and political subdivisions	—	57,503	—	57,503
Redeemable preferred stock	9,557	—	—	9,557
Other	—	168	—	168

Total fixed-maturity securities	32,900	64,184	—	97,084
Equity securities	45,550	—	—	45,550

Total available-for-sale securities	78,450	64,184	—	142,634

Total	$392,866	$64,184	$—	$457,050

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2015
Financial Assets:
Limited partnership investments	$—	$—	$19,987	$19,987
ADC Arrangement classified as real estate investment	$—	$—	$6,204	$6,204

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$41,828	$—	$41,828
3.875% Convertible senior notes	—	—	92,613	92,613

Total long-term debt	$—	$41,828	$92,613	$134,441

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014
Financial Assets:
ADC Arrangement classified as real estate investment	$—	$—	$2,835	$2,835

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$42,955	$—	$42,955
3.875% Convertible senior notes	—	—	93,367	93,367

Total long-term debt	$—	$42,955	$93,367	$136,322

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 5 — Other Assets

The following table summarizes the Company’s other assets:

	June 30, 2015	December 31, 2014
Benefits receivable related to retrospective reinsurance contracts	$40,492	$28,123
Deferred costs related to retrospective reinsurance contracts	1,011	473
Deferred offering costs on senior notes	3,308	3,653
Prepaid expenses	2,058	1,444
Restricted cash	300	300
Other	982	1,594

Total other assets	$48,151	$35,587

Note 6 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	June 30, 2015	December 31, 2014
8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019*	90,679	89,289

Total long-term debt	$130,929	$129,539

*	net carrying value

In January 2015, the Company increased its cash dividend on common stock from $0.275 per share to $0.30 per share, which resulted in an adjustment in the conversion rate applicable to the Company’s 3.875% Convertible Senior Notes. As a result, each $1 of notes will be convertible into 16.0173 shares of common stock, which is the equivalent of approximately $62.43 per share.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

For the three months ended June 30, 2015 and 2014, interest expense included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $2,679 and $2,609, respectively, the amounts of which included non-cash interest expense of $876 and $806, respectively. For the six months ended June 30, 2015 and 2014, interest expense of $5,340 and $5,183, respectively, included non-cash interest expense of $1,734 and $1,588, respectively. As of June 30, 2015, the remaining amortization period of the debt discount was 3.7 years.

Note 7 — Reinsurance

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance treaties and one quota share arrangement. The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions.

The impact of the catastrophe excess of loss reinsurance treaties and one quota share arrangement on premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Premiums Written:
Direct	$156,151	$141,280	$238,140	$220,942
Assumed	(841)	(360)	(1,376)	(1,083)

Gross written	155,310	140,920	236,764	219,859
Ceded	(31,378)	(28,572)	(59,217)	(56,080)

Net premiums written	$123,932	$112,348	$177,547	$163,779

Premiums Earned:
Direct	$87,196	$81,761	$170,802	$160,281
Assumed	20,569	9,460	46,530	24,828

Gross earned	107,765	91,221	217,332	185,109
Ceded	(31,378)	(28,572)	(59,217)	(56,080)

Net premiums earned	$76,387	$62,649	$158,115	$129,029

During the three and six months ended June 30, 2015 and 2014, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At June 30, 2015 and December 31, 2014, there were 21 and 28, respectively, reinsurers participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at June 30, 2015 and December 31, 2014. Thus, there were no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums as of June 30, 2015 and December 31, 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. These adjustments are reflected in the consolidated statements of income as net reductions in ceded premiums of $6,241 and $5,056 for the three months ended June 30, 2015 and 2014, respectively, and $12,614 and $10,540 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, other assets included $41,503 and $28,596, respectively, and prepaid reinsurance premiums included $5,691 and $5,983, respectively, which are related to these adjustments.

Note 8 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$51,177	$43,597	$48,908	$43,686

Incurred related to:
Current period	20,222	18,648	39,054	37,562
Prior period	343	(265)	550	(614)

Total incurred	20,565	18,383	39,604	36,948

Paid related to:
Current period	(10,256)	(12,228)	(15,052)	(18,835)
Prior period	(7,157)	(6,708)	(19,131)	(18,755)

Total paid	(17,413)	(18,936)	(34,183)	(37,590)

Balance, end of period	$54,329	$43,044	$54,329	$43,044

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the three and six months ended June 30, 2015, the Company experienced unfavorable development of $343 and $550, respectively, with respect to its net unpaid losses and loss adjustment expenses established as of March 31, 2015 and December 31, 2014. Factors attributable to this unfavorable development include an increase in the number of late reported claims.

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

Note 9 — Income Taxes

During the three months ended June 30, 2015 and 2014, the Company recorded approximately $13,561 and $9,953, respectively, of income taxes, which resulted in effective tax rates of 38.1% and 37.7%, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded approximately $29,229 and $20,643, respectively, of income taxes, which resulted in estimated annual effective tax rates of 38.1% and 37.7%, respectively. The increase in the 2015 effective tax rate was primarily attributable to an increase in overall income and a decrease in interest income earned on tax-exempt securities. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Note 10 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below (share amounts in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$22,022			$16,430
Less: Preferred stock dividends	—			1
Less: Income attributable to participating securities	(1,231)			(1,203)

Basic Earnings Per Share:
Income allocated to common stockholders	20,791	9,580	$2.17	15,228	9,925	$1.53

Effect of Dilutive Securities:
Stock options	—	115		—	133
Convertible preferred stock	—	—		(1)	3
Convertible senior notes	1,121	1,650		1,081	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$21,912	11,345	$1.93	$16,308	11,710	$1.39

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$47,400			$34,050
Less: Preferred stock dividends	—			4
Less: Income attributable to participating securities	(2,730)			(2,386)

Basic Earnings Per Share:
Income allocated to common stockholders	44,670	9,560	$4.67	31,668	10,092	$3.14

Effect of Dilutive Securities:
Stock options	—	125		—	141
Convertible preferred stock	—	—		(4)	41
Convertible senior notes	2,231	1,649		2,152	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$46,901	11,334	$4.14	$33,816	11,923	$2.84

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 11 — Stockholders’ Equity

Common Stock

In 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. This repurchase plan expired March 31, 2015; therefore, there were no shares repurchased during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company repurchased and retired a total of 37,869 shares at a weighted average price per share of $42.49. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2015 was $1,610, or $42.51 per share. During the three and six months ended June 30, 2014, the Company repurchased and retired a total of 277,510 and 488,346 shares, respectively, at a weighted average price per share of $36.03 and $36.45, respectively. The total costs of shares repurchased, inclusive of fees and commissions, during the three and six months ended June 30, 2014 were $10,005, or $36.05 per share, and $17,810, or $36.47 per share, respectively.

On July 16, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on September 18, 2015 to shareholders of record on August 21, 2015.

Note 12 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At June 30, 2015, there were 4,197,622 shares available for grant under the 2012 plan.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and six months ended June 30, 2015 and 2014 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	230,000	$3.00	3.0 years	$9,256
Outstanding at March 31, 2015	230,000	$3.00	2.8 years	$9,861

Exercised	(80,000)	$2.50

Outstanding at June 30, 2015	150,000	$3.26	2.9 years	$6,142

Exercisable at June 30, 2015	150,000	$3.26	2.9 years	$6,142

Outstanding at January 1, 2014	280,000	$2.91	3.9 years	$14,166
Exercised	(50,000)	$2.50

Outstanding at March 31, 2014	230,000	$3.00	3.8 years	$7,683

Outstanding at June 30, 2014	230,000	$3.00	3.5 years	$8,649

Exercisable at June 30, 2014	230,000	$3.00	3.5 years	$8,649

The following table summarizes information about options exercised for the three and six months ended June 30, 2015 and 2014 (option amounts not in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options exercised	80,000	—	80,000	50,000
Total intrinsic value of exercised options	$3,188	—	$3,188	$1,970
Fair value of vested stock options	$—	$17	$—	$17
Tax benefits realized	$1,192	—	$1,192	$603

All outstanding stock options vested and their related compensation expense had been fully recognized prior to 2015. The Company recognized compensation expense related to stock options, which is included in other operating expenses, of approximately $1 and $6, respectively, for the three and six months ended June 30, 2014. The associated deferred tax benefits were immaterial.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2015 and 2014 is as follows (share amounts not in thousands):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	639,705	$28.33
Vested	(41,695)	$36.15
Forfeited	(1,088)	$48.42

Nonvested at March 31, 2015	596,922	$27.75

Granted	83,260	$44.46
Vested	(16,000)	$13.48
Forfeited	(33,324)	$23.20

Nonvested at June 30, 2015	630,858	$30.55

Nonvested at January 1, 2014	735,650	$25.48
Granted	98,720	$48.42
Vested	(21,825)	$21.56
Forfeited	(505)	$32.20

Nonvested at March 31, 2014	812,040	$28.37

Vested	(32,000)	$12.95
Forfeited	(2,825)	$43.43

Nonvested at June 30, 2014	777,215	$28.95

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $1,381 and $2,247 for the three months ended June 30, 2015 and 2014, respectively, and $2,789 and $4,327 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and 2014, there was approximately $10,442 and $14,071, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 21 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and related paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Deferred tax benefits recognized	$532	$866	$1,076	$1,669
Tax benefits realized for restricted stock and paid dividends	$240	$389	$499	$701
Fair value of vested restricted stock	$216	$414	$1,723	$885

During the three and six months ended June 30, 2015, no performance awards were issued.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 13 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of June 30, 2015, the Company has contractual obligations related to two-year and three-year reinsurance contracts. These contracts have effective dates of either June 1, 2013 or June 1, 2014 and may be cancelable only with the other party’s consent. The future minimum aggregate premiums payable to these reinsurers due in one year are $43,895.

Lease Commitment

The Company entered into a lease for 2,819 square feet of office space in Miami, Florida. The lease commenced February 15, 2015 and has an initial term of three years with monthly rental payments of approximately $5 plus applicable sales tax. The minimum future rental payments due during the twelve months ended June 30, 2016, 2017 and 2018 are $67, $69 and $53, respectively.

Financing Commitment

As described in Note 3 — “Investments” under ADC Arrangement, the Company is contractually committed to provide financing for a real estate acquisition, development and construction project. At June 30, 2015, $4,112 of the Company’s commitment was unused.

Capital Commitment

As described in Note 3 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions under limited partnership agreements. At June 30, 2015, there was an aggregate unfunded balance of $22,231.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily relate to the Department’s proposed disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which includes interest through September 10, 2013, approximates $1,913. The Company did not agree with the proposed adjustment and notified the Department of its intention to protest the Department’s position. While the Company remains confident in the merits of its position in claiming the Florida salary credits, management continued to hold discussions with Department staff throughout 2014 and during the first two quarters of 2015. The Company believes it has reached an agreement in principle towards resolution of this matter. The pending resolution entails having certain subsidiaries individually file and pay state reemployment taxes plus interest covering the periods under audit through the second quarter of 2014. The Company believes the payroll of certain of these subsidiaries then will continue to qualify for substantially all of the salary tax credits claimed by the Company. The incremental reemployment taxes due to the Department as a result of the subsidiaries’ separate reemployment tax filings will be netted against amounts refundable to the parent for the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

same periods during which the parent filed and paid state reemployment taxes as a single payer. As such, and based on the current status and expected resolution, the Company has accrued a net amount of approximately $140 as of June 30, 2015 and December 31, 2014 related to this contingency.

Note 14 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd., the Company’s Bermuda domiciled captive reinsurer has reinsurance treaties with Oxbridge Reinsurance Limited whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2014 through May 31, 2015, Oxbridge assumed $17,800 of the total covered exposure for approximately $4,935 in premiums. With respect to the period from June 1, 2015 through May 31, 2016, Oxbridge assumed $11,600 of the total covered exposure for $3,340 in premiums. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into a trust account to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets may be withdrawn by HCPCI, the trust beneficiary, in the event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

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

For the three months ended June 30, 2015 and 2014, revenues from property and casualty insurance operations represented 95.4% and 95.6%, respectively, of total revenues of all operations. For the six months ended June 30, 2015 and 2014, revenues from property and casualty insurance operations represented 96.2% and 95.9%, respectively, of total revenues of all operations. As a result, our property and casualty insurance operations are our only reportable operating segment.

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

HCPCI began operations in Florida in 2007 by participating in a “take-out program,” which is a legislatively mandated program designed to encourage private insurance companies to assume policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. Our growth since inception has resulted primarily from a series of policy assumptions. This growth track has been beneficial to us but may not continue as we experience intense competition in the Florida market. Even though expanding our policyholder base through opportunistic assumptions may continue to be important to our growth plan, we plan to seek other opportunities to expand and to provide new or additional product offerings in and outside the state of Florida.

Reinsurance

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, displacing the need for HCPCI to pay premiums to third party reinsurers. Claddaugh fully collateralizes its exposure to HCPCI by depositing funds into a trust account. Claddaugh also mitigates a portion of its risk through one retrocession contract.

Other Operations

Real Estate

Our real estate operations consist of real properties we own, operations located at those owned properties and three commercial development projects.

Our owned real estate consists of our headquarters building in Tampa, Florida, our secondary insurance operations site in Ocala, Florida and investment properties located in Treasure Island, Florida and Tierra Verde, Florida. At our headquarters, we lease available space to non-affiliates at various terms. The Ocala location, in addition to day to day operational use, serves as our alternative site in the event we experience any significant disruption at our headquarters building. The investment properties have a combined 20 acres of waterfront and include one full-service restaurant and two marinas The combined marina facilities offer to the general public: a) one dry-stack boat storage facility with capacity for approximately 305 boats; b) approximately 64 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry-stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis. We acquired the restaurant and marina operations in connection with our purchase of those properties and we continue to operate them.

We have one ongoing real estate development and construction project in which our involvement is through the acquisition, development and construction loan arrangement (“ADC Arrangement”). Under the ADC Arrangement, we are committed to provide financing for up to a maximum of $10,200,000 for the acquisition, development and construction of a retail shopping center. We also have two real estate development projects through joint venture arrangements, one in which we have a 90% non-controlling equity interest and another which we consolidate with our operations. See Note 3 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Noida, India and Tampa, Florida, are focused on developing cloud-based, innovative products or services that can be marketed to the public in addition to providing back-office technology support services designed to facilitate and improve our ongoing operations. Some of the technologies originally developed in-house for our own insurance operations have been launched for use by third parties. These products include the following.

•	ExzeoTM - a cloud-based application that provides automation and intelligence across multiple business processes.

•	PropletTM - an interactive tool for insurance agents to search a property’s insurance-related information.

•	Atlas Viewer - an interactive cloud-based data mapping and visualization application.

Recent Events

On July 16, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on September 18, 2015 to stockholders of record on August 21, 2015.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2014 (dollar amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Gross premiums earned	$107,765	$91,221	$217,332	$185,109
Premiums ceded	(31,378)	(28,572)	(59,217)	(56,080)

Net premiums earned	76,387	62,649	158,115	129,029

Net investment income	1,795	1,481	3,204	2,540
Policy fee income	942	638	1,483	895
Net realized investment (losses) gains	(74)	1,167	(267)	1,171
Other-than-temporary impairment losses	(293)	—	(1,983)	—
Other income	311	349	726	766

Total revenue	79,068	66,284	161,278	134,401

Expenses
Losses and loss adjustment expenses	20,565	18,383	39,604	36,948
Policy acquisition and other underwriting expenses	10,443	9,559	20,242	18,688
Salaries and wages	5,236	4,072	10,134	8,257
Interest expense	2,679	2,609	5,340	5,183
Other operating expenses	4,562	5,278	9,329	10,632

Total expenses	43,485	39,901	84,649	79,708

Income before income taxes	35,583	26,383	76,629	54,693
Income tax expense	13,561	9,953	29,229	20,643

Net income	$22,022	$16,430	$47,400	$34,050
Preferred stock dividends	—	1	—	4

Income available to common stockholders	$22,022	$16,431	$47,400	$34,054

Ratios to Net Premiums Earned:
Loss Ratio	26.92%	29.34%	25.05%	28.64%
Expense Ratio	30.01%	34.35%	28.49%	33.14%

Combined Ratio	56.93%	63.69%	53.54%	61.78%

Ratios to Gross Premiums Earned:
Loss Ratio	19.08%	20.15%	18.22%	19.96%
Expense Ratio	21.27%	23.59%	20.73%	23.10%

Combined Ratio	40.35%	43.74%	38.95%	43.06%

Per Share Data:
Basic earnings per common share	$2.17	$1.53	$4.67	$3.14

Diluted earnings per common share	$1.93	$1.39	$4.14	$2.84

Comparison of the Three Months ended June 30, 2015 with the Three Months ended June 30, 2014

Our results of operations for the three months ended June 30, 2015 reflect income available to common stockholders of $22,022,000, or $1.93 earnings per diluted common share, compared with $16,431,000, or $1.39 earnings per diluted common share, for the three months ended June 30, 2014.

Revenue

Gross Premiums Earned for the three months ended June 30, 2015 and 2014 were approximately $107,765,000 and $91,221,000, respectively. The $16,544,000 increase over the corresponding period in 2014 was primarily attributable to the assumption from Citizens of approximately 6,000 homeowners multi-peril policies and approximately 30,000 wind-only policies in December 2014 and the assumption of 4,000 primarily homeowners multi-peril policies in February 2015. For the three months ended June 30, 2015, gross premiums earned included approximately $18,066,000 and $2,502,000 from the December 2014 and February 2015 assumptions, respectively.

Premiums Ceded for the three months ended June 30, 2015 and 2014 were approximately $31,378,000 and $28,572,000, respectively, representing 29.1% and 31.3%, respectively, of gross premiums earned. The decrease in net ceded premiums as a percentage of gross earned premium is primarily attributable to the aforementioned assumption of wind-only policies in December 2014, which accounted for approximately $15,322,000 in gross premiums earned during the three months ended June 30, 2015. Because this assumption transaction was completed outside of hurricane season, we elected not to buy additional catastrophe reinsurance until June 1, 2015, which is when our reinsurance treaties became effective for the 2015/2016 hurricane season. As such, the three-month period ended June 30, 2015 includes only one month of reinsurance coverage applicable to the December 2014 assumption, resulting in a lower ratio of net ceded premiums to gross premiums earned. For each of the remaining two quarters of 2015, we expect net ceded premiums will be in the range of $40,000,000 to $42,000,000 as these quarters will reflect the full impact of our current reinsurance program.

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties and to assume proportional share of losses defined in one quota share arrangement. For the three months ended June 30, 2015 and 2014, premiums ceded reflect reductions of approximately $6,241,000 and $5,056,000, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written during the three months ended June 30, 2015 and 2014 totaled approximately $123,932,000 and $112,348,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the three months ended June 30, 2015 and 2014 were approximately $76,387,000 and $62,649,000, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended
	June 30,
	2015	2014
Net Premiums Written	$123,932	$112,348
Increase in Unearned Premiums	(47,545)	(49,699)

Net Premiums Earned	$76,387	$62,649

Net Investment Income for the three months ended June 30, 2015 and 2014 was approximately $1,795,000 and $1,481,000, respectively. The increase in 2015 is primarily due to the increase in our investments in available-for-sale securities.

Policy Fee Income for the three months ended June 30, 2015 and 2014 was approximately $942,000 and $638,000, respectively. The increase from the corresponding period in 2014 is attributable to an increase in policy renewals.

Other-than-temporary impairment losses for the three months ended June 30, 2015 and 2014 were approximately $293,000 and $0, respectively. During the quarter ended June 30, 2015, we recognized impairment losses specific to four equity securities. Each of these securities had been in an unrealized loss position for a length of time with no near term prospect for recovery.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $20,565,000 and $18,383,000 during the three months ended June 30, 2015 and 2014, respectively. The increase is primarily due to an increase in the number of policies in force. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2015 and 2014 of approximately $10,443,000 and $9,559,000, respectively, primarily reflect brokerage fees and the amortization of deferred acquisition costs related to commissions payable to agents for production and renewal of policies and premium taxes. The $884,000 increase from the corresponding period in 2014 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2015 premiums.

Salaries and Wages for the three months ended June 30, 2015 and 2014 were approximately $5,236,000 and $4,072,000, respectively. The $1,164,000 increase from the corresponding period in 2014 was primarily attributable to an increase in employee headcount. As of June 30, 2015, we had approximately 215 employees located at our offices in Florida compared with 176 employees as of June 30, 2014. We also had approximately 90 employees located in Noida, India at June 30, 2015 versus 82 at June 30, 2014.

Other Operating Expenses for the three months ended June 30, 2015 and 2014 were approximately $4,562,000 and $5,278,000, respectively. The $716,000 decrease is primarily attributable to an $863,000 decrease in stock-based compensation reduced by an increase in other administrative expenses.

Income Tax Expense for the three months ended June 30, 2015 and 2014 was approximately $13,561,000 and $9,953,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.1% for 2015 and 37.7% for 2014.

Ratios:

The loss ratio applicable to the three months ended June 30, 2015 (losses and loss adjustment expenses incurred related to net premiums earned) was 26.9% compared with 29.3% for the three months ended June 30, 2014. Our wind-only policies, which we assumed from Citizens in December 2014, contributed to this year over year improvement. (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the three months ended June 30, 2015 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 30.0% compared with 34.4% for the three months ended June 30, 2014.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2015 was 56.9% compared with 63.7% for the three months ended June 30, 2014.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2015 was 40.4% compared with 43.7% for the three months ended June 30, 2014.

Comparison of the Six Months ended June 30, 2015 with the Six Months ended June 30, 2014

Our results of operations for the six months ended June 30, 2015 reflect income available to common stockholders of approximately $47,400,000, or $4.14 earnings per diluted common share, compared with approximately $34,054,000, or $2.84 earnings per diluted common share, for the six months ended June 30, 2014.

Revenue

Gross Premiums Earned for the six months ended June 30, 2015 and 2014 were approximately $217,332,000 and $185,109,000, respectively. The $32,223,000 increase over the corresponding period in 2014 was primarily attributable to the assumption of approximately 6,000 multi-peril homeowners policies and approximately 30,000 wind-only policies in December 2014 and the assumption of 4,000 primarily homeowners multi-peril policies in February 2015 from Citizens. For the six months ended June 30, 2015, gross premiums earned included approximately $42,776,000 and $3,757,000 from the December 2014 and February 2015 assumptions, respectively.

Premiums Ceded for the six months ended June 30, 2015 and 2014 were approximately $59,217,000 and $56,080,000, respectively, representing 27.2% and 30.3%, respectively, of gross premiums earned. The decrease in net ceded premiums as a percentage of gross earned premium is primarily attributable to the aforementioned assumption of wind-only policies in December 2014, which accounted for approximately $36,667,000 in gross premiums earned during the six months ended June 30, 2015. Because this assumption transaction was completed outside of hurricane season, we elected not to buy additional catastrophe reinsurance until June 1, 2015, which is when our reinsurance treaties became effective for the 2015/2016 hurricane season. As such, the six-month period ended June 30, 2015 includes only one month of reinsurance coverage applicable to the December 2014 assumption, resulting in a lower ratio of net ceded premiums to gross premiums earned.

During the six months ended June 30, 2015 and 2014, premiums ceded include reductions of $12,614,000 and $10,540,000, respectively, that relate to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written during the six months ended June 30, 2015 and 2014 totaled approximately $177,547,000 and $163,779,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the six months ended June 30, 2015 and 2014 were approximately $158,115,000 and $129,029,000, respectively, and reflect the gross premiums earned less the applicable reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2015 and 2014 (amounts in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net Premiums Written	$177,547	$163,779
Increase in Unearned Premiums	(19,432)	(34,750)

Net Premiums Earned	$158,115	$129,029

Net Investment Income for the six months ended June 30, 2015 and 2014 was approximately $3,204,000 and $2,540,000, respectively. The increase in 2015 is primarily due to the increase in our investment in available-for-sale securities.

Policy Fee Income for the six months ended June 30, 2015 and 2014 was approximately $1,483,000 and $895,000, respectively. The increase from the corresponding period in 2014 is primarily due to an increase in policy renewals.

Other-than-temporary impairment losses for the six months ended June 30, 2015 and 2014 were approximately $1,983,000 and $0, respectively. During the six months ended June 30, 2015, we recognized impairment losses specific to six equity securities.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $39,604,000 and $36,948,000, respectively, during the six months ended June 30, 2015 and 2014. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2015 and 2014 of approximately $20,242,000 and $18,688,000, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes and brokerage fees. The $1,554,000 increase from the corresponding period in 2014 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2015 premiums.

Salaries and Wages for the six months ended June 30, 2015 and 2014 were approximately $10,134,000 and $8,257,000, respectively. The $1,877,000 increase from the corresponding period in 2014 was primarily attributable to an increase in employee headcount.

Other Operating Expenses for the six months ended June 30, 2015 and 2014 were approximately $9,329,000 and $10,632,000, respectively. The $1,303,000 decrease is primarily attributable to a $1,535,000 decrease in stock-based compensation reduced by an increase in other administrative expenses.

Income Tax Expense for the six months ended June 30, 2015 and 2014 were $29,229,000 and $20,643,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.1% for 2015 and 37.7% for 2014.

Ratios:

The loss ratio applicable to the six months ended June 30, 2015 was 25.0% compared with 28.6% for the six months ended June 30, 2014. (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the six months ended June 30, 2015 was 28.5% compared with 33.2% for the six months ended June 30, 2014. The decrease in our expense ratio is primarily attributable to the decrease in 2015 specific to compensation and related costs and interest expense.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2015 was 53.5% compared with 61.8% for the six months ended June 30, 2014.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2015 was 39.0% compared with 43.1% for the six months ended June 30, 2014.

Seasonality of Our Business

Our insurance business is seasonal in Florida, where we operate, as hurricanes and tropical storms typically occur during the period from June 1 through November 30 each year. With our reinsurance treaty year effective June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, or otherwise will occur and be reflected in our financial results beginning June 1 each year.

LIQUIDITY AND CAPITAL RESOURCES

Throughout our history, our liquidity requirements have been met through issuance of our common and preferred stock, debt offerings and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by insurance subsidiaries from premiums written and investment income. We may consider raising additional capital through debt and equity offerings to support our growth and future investment opportunities.

Our insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. Substantially all of our losses and loss adjustment expenses are fully settled and paid within approximately 100 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and also to fund operating expenses. In addition, we intend to continue investing in real estate to maximize returns and diversify our sources of income, pursue acquisition opportunities, or consider other strategic opportunities.

Senior Notes

Our long-term debt at June 30, 2015 consisted of 8% Senior Notes due 2020 and 3.875% Senior Convertible Notes due 2019, which were issued for gross proceeds of $40,250,000 and $103,000,000, respectively. We make quarterly interest payments of $805,000 on the senior notes due 2020 with quarterly payments due on January 30, April 30, July 30 and October 30. We make semiannual interest payments of approximately $1,996,000 on the convertible notes with payments due in arrears on March 15 and September 15 of each year. See Note 6 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Limited Partnership Investments

Limited partnership investments consist of four private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At June 30, 2015, there is an aggregate unfunded capital balance of $22,231,000. See Limited Partnership Investments under Note 3 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

ADC Arrangement

We currently have an ADC Arrangement under which we agreed to provide financing for the acquisition, development and construction of a retail shopping center and appurtenant facilities. The maximum loan amount initially was $9,785,000 but increased to $10,200,000 during the first quarter of 2015. The increased financing is intended for use in acquiring additional land. At June 30, 2015, $4,112,000 of the commitment is available and unused.

Sources and Uses of Cash

Cash Flows for the Six months ended June 30, 2015

Net cash provided by operating activities for the six months ended June 30, 2015 was approximately $77,775,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $110,954,000 was primarily due to the purchases of available-for-sale securities of $101,756,000, the funding of the ADC Arrangement of $3,285,000 and $20,628,000 used to fund the limited partnership investments, decreased by redemptions and repayments of fixed-maturity securities of $4,205,000, and the proceeds from sales of available-for-sale securities of $11,279,000. Net cash used in financing activities totaled $6,492,000, which was primarily due to $1,610,000 used in our share repurchase plan and $6,001,000 of net cash dividend payments, offset by $1,691,000 of tax benefits on stock-based compensation.

Cash Flows for the Six months ended June 30, 2014

Net cash provided by operating activities for the six months ended June 30, 2014 was approximately $59,930,000, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $28,069,000 was primarily due to the purchases of available-for-sale securities of $52,523,000 and the funding of the ADC Arrangement of $2,591,000 decreased by redemptions and repayments of fixed-maturity securities of $1,630,000, and the proceeds from sales of available-for-sale securities of $25,892,000. Net cash used in financing activities totaled $23,223,000, which was primarily due to $17,810,000 used in our share repurchase plan and $5,977,000 of net cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At June 30, 2015, we had $225,766,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

With the exception of large national banks, it is our current policy not to maintain cash deposits of more than an aggregate of $10,000,000 in any one bank at any time. From time to time, we may have in excess of $10,000,000 of cash designated for investment and on deposit at a single national brokerage firm. In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitment as of June 30, 2015 (amounts in thousands):

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$1,080	186	379	284	231
Service agreement (1)	160	21	46	51	42
Reinsurance contracts (2)	43,895	43,895	—	—	—
Acquisition, development and construction loan commitment (3)	4,112	4,112	—	—	—
Unfunded capital commitments (4)	22,231	22,231	—	—	—
Long-term debt obligations (5)	174,510	7,211	14,423	152,876	—

Total	$245,988	77,656	14,848	153,211	273

(1)	Includes the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to India were converted from Indian rupees to U.S. dollars using the June 30, 2015 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unused portion of our commitment related to the ADC Arrangement. See Note 13— “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.
(4)	Represents the unfunded balance of capital commitments under the subscription agreements related to limited partnerships.
(5)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020 and the convertible notes due March 15, 2019.

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

Reserves for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expense (“Reserves”) are specific to property insurance, which is HCPCI’s only line of business. The Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Changes in the estimated liability are charged or credited to operations when the losses and loss adjustment expenses are adjusted.

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2015, $26,428,000 of the total $54,329,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $27,901,000 relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At June 30, 2015, $17,357,000 of the $27,901,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $48,908,000 at December 31, 2014 to $54,329,000 at June 30, 2015. The $5,421,000 increase in our Reserves is comprised of $24,002,000 in new reserves specific to the 2015 loss year decreased by reductions in our Reserves of $13,267,000 for 2014 and $5,314,000 for 2013 and prior loss years. The $24,002,000 in Reserves established for 2015 claims is primarily due to the increase in our policy count and exposures. The decrease of $18,581,000 specific to our 2014 and prior loss-year reserves is due to settlement of claims related to those loss years. During the six months ended June 30, 2015, we experienced adverse development of approximately $550,000 related to 2014 and prior loss years. Factors that are attributable to adverse development may include higher severity of claims than the severity of claims considered in establishing our Reserves, a higher number of new claims reported than anticipated, and actual case development less favorable than originally anticipated.

Based on all information known to us, we consider our Reserves at June 30, 2015 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates must continually be reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended June 30, 2015 and 2014, we accrued benefits of $5,989,000 and $4,007,000, respectively. For the three months ended June 30, 2015, we deferred recognition of net ceded premiums of $252,000, representing $478,000 of ceded premiums deferred for the period decreased by amortization of $226,000 of previously deferred reinsurance costs for increased coverage. For the three months ended June 30, 2014, we deferred recognition of $1,049,000 in ceded premiums. For the three months ended June 30, 2015 and 2014, net reductions in ceded premiums totaled $6,241,000 and $5,056,000, respectively.

For the six months ended June 30, 2015 and 2014, we accrued benefits of $12,368,000 and $7,995,000, respectively. For the six months ended June 30, 2015, we deferred recognition of net ceded premiums of $246,000, representing $538,000 of ceded premiums deferred for the period decreased by amortization of $292,000 of previously deferred reinsurance costs for increased coverage. For the six months ended June 30, 2014, we deferred recognition of $2,545,000 in ceded premiums. For the six months ended June 30, 2015 and 2014, net reductions in ceded premiums totaled $12,614,000 and $10,540,000, respectively.

As of June 30, 2015, we had $40,492,000 of accrued benefits and $6,702,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable. At December 31, 2014, we had $28,123,000 of accrued benefits and $6,456,000 of ceded premiums deferred related to these agreements. We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

In addition to Reserves and reinsurance contracts, we believe our accounting policies for deferred income taxes and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 10, 2015. For the six months ended June 30, 2015, there have been no material changes with respect to any of our critical accounting policies.

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

Stock-Based Compensation

We account for our stock options and restricted stock under the fair value recognition provisions of accounting principles generally accepted in the United States of America, which require the measurement, and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. In general, we recognize stock-based compensation in the consolidated statements of income on a straight-line basis over the vesting period. For stock purchase options, we use the Black-Scholes option-pricing model, which requires the following variables to calculate the fair value of each stock option on the grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate. However, for restricted stock awards with market-based conditions, we estimate their fair values by using a Monte Carlo simulation model, which requires input of the following variables: 1) expected dividends per share, 2) expected volatility, 3) risk-free interest rate, 4) estimated cost of capital, and 5) expected term of each award.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Consolidated Financial Statements (unaudited).

ITEM 3	– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at June 30, 2015 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by investment companies and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2015 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$143,927	$(21,508)	(13.00)%
200 basis point increase	151,096	(14,339)	(8.67)%
100 basis point increase	158,265	(7,170)	(4.33)%
100 basis point decrease	172,568	7,133	4.31%
200 basis point decrease	179,156	13,721	8.29%
300 basis point decrease	184,127	18,692	11.30%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are primarily investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2015 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$7,539	5	$7,509	5
AA+, AA, AA-	48,540	29	48,353	29
A+, A, A-	41,621	25	41,665	25
BBB+, BBB, BBB-	48,233	29	48,240	29
BB+, BB, BB-	11,426	7	11,263	7
B+, B, B-	1,999	1	1,723	1
Other and not rated	6,637	4	6,682	4

Total	$165,995	100	$165,435	100

Equity Price Risk

Our equity investment portfolio at June 30, 2015 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at June 30, 2015 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$30,820	51
Consumer	9,447	16
Other (1)	6,177	10

	46,444	77

Mutual funds and Exchange traded funds by type:
Debt	11,295	19
Equity	2,592	4

	13,887	23

Total	$60,331	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2015, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have received three letters dated July 29, 2014, December 10, 2014 and December 12, 2014, each sent by attorneys on behalf of one of three different shareholders, demanding that our board of directors take actions to rescind portions of compensation attributable to our chief executive officer and certain of our directors. As of the date this Form 10-Q was filed with the SEC, the board of directors has not taken any of the demanded actions and no lawsuits have been filed in connection with those demands. Although we cannot predict with certainty the ultimate resolution of these demands or any legal proceedings that might arise in connection with them, we do not believe any such resolution will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A – RISK FACTORS

With the exception of the item described below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 10, 2015.

Our historical revenue growth was derived primarily through policy assumptions from Citizens and the acquisition of policies from HomeWise. We cannot guarantee that future policy assumptions and acquisitions will be available to the extent they have in the past.

Substantially all of our historical revenue has been generated from policies assumed from Citizens, our acquisition of policies from HomeWise and subsequent renewals of these policies. Our ability to grow our premium base may depend upon the availability of future policy assumptions from Citizens or other acquisitions upon acceptable terms. We cannot assure that such opportunities will arise. Our past assumptions have contained provisions requiring us to offer renewals to all policyholders for three years from the date of first renewal. Premium rates may change but are limited to rates approved by state regulatory authorities applicable to our entire portfolio of policies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

The table below summarizes the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares during the three months ended June 30, 2015 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
April 30, 2015	2,724	$46.47	n/a	n/a
May 31, 2015	1,069	$46.36	n/a	n/a
June 30, 2015	—	—	n/a	n/a

	3,793	$46.44

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

During the second quarter of 2015, HCPCI made a dividend payment of $16,700,000 to its parent company, HCI.

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 31, 2014, without prior regulatory approval, $47,297,000 of the Company’s consolidated retained income is free from restrictions and available for the payment of dividends in 2015.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2014 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.10	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.11	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.12	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.13	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.15	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.16	Multi Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Endorsement No. 2 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.22	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.24**	Executive Employment Agreement dated March 8, 2012 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013.

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013.

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013.

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013.

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013.

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013.

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013.

10.41	Endorsement No 1 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013.

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013.

10.55	Purchase Agreement, dated December 5, 2013, by and between HCI Group, Inc. and JMP Securities LLC, as representative of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 6, 2013.

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Endorsement No 1 effective June 1, 2015 to Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.59	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.60	Endorsement No 1 effective June 1, 2015 to Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company by Endurance Specialty Insurance LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.61	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Endurance Specialty Insurance LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.62	Endorsement No 2 effective June 1, 2015 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by National Liability & Fire Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.63	Endorsement No 3 effective June 1, 2015 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Claddaugh Casualty Insurance Company LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.64	Endorsement No 1 effective June 1, 2015 to Multi-Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.65	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Reinstatement Premium Protection Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.66	Endorsement No 1 effective June 1, 2015 to Multi-Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Blue Water Reinsurance LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.67	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Reinstatement Premium Protection Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Blue Water Reinsurance LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.68	Endorsement No 1 effective June 1, 2015 to Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Aeolus RE LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.69	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Aeolus RE LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.70	Endorsement No 1 effective June 1, 2015 to Underlying Aggregate Excess of Loss Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Claddaugh Casualty Insurance Company LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.71	Endorsement No 1 effective June 1, 2015 to Excess of Loss Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by National Liability & Fire Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.72	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.73	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Blue Water RE LTD; and Endurance Specialty Insurance LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.74	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.75	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Allianz Risk Transfer AG (Bermuda Branch)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.76	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.77	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Certain Underwriters at Lloyd’s; Amlin Bermuda (Branch of Amlin AG); Pioneer Underwriters (on behalf of Peak Reinsurance Company Limited); Ace Tempest Reinsurance Limited; Claddaugh Casualty Insurance Company LTD; Davinci Reinsurance LTD; Endurance Specialty Insurance LTD; Everest Reinsurance Company; Montpelier Reinsurance LTD; Odyssey Reinsurance Company; Partner Reinsurance Company LTD; and Renaissance Reinsurance LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.78	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.79	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Certain Underwriters at Lloyd’s; Amlin Bermuda (Branch of Amlin AG); Pioneer Underwriters (on behalf of Peak Reinsurance Company Limited); Pioneer Underwriters (on behalf of Taiping Reinsurance Co LTD; Ace Tempest Reinsurance Limited; Arch Reinsurance LTD; Davinci Reinsurance LTD; Endurance Specialty Insurance LTD; Everest Reinsurance Company; Hannover RE (Bermuda) LTD; Montpelier Reinsurance LTD; MS Frontier Reinsurance LTD; Odyssey Reinsurance Company; Partner Reinsurance Company LTD; and Renaissance Reinsurance LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.80	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.81	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Swiss Reinsurance America Corporation). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.82	Underlying Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.83	Interests And Liabilities Agreement forming a part of Underlying Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurer (Claddaugh Casualty Insurance Company LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.84	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.85	Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. subscribing reinsurers (Certain Underwriters at Lloyd’s; and Blue Water RE LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.86	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.87	Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. subscribing reinsurers (Allianz Risk Transfer AG (Bermuda Branch); Blue Water RE TLD; . Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

August 5, 2015	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 5, 2015	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.