Form 10-Q
period 2015-09-30
HCI Group, Inc.
filed 2015-11-04
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on October 23, 2015 was 10,890,921.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $129,507 and $96,163, respectively)	$127,104	$97,084
Equity securities, available for sale, at fair value (cost: $54,743 and $45,387, respectively)	53,536	45,550
Limited partnership investments, at equity	22,162	2,550
Investment in joint venture, at equity	4,751	4,477
Real estate investments (inclusive of $62 and $0 of consolidated variable interest entities, respectively)	25,663	19,138

Total investments	233,216	168,799
Cash and cash equivalents (inclusive of $14 and $0 of consolidated variable interest entities, respectively)	331,542	314,416
Accrued interest and dividends receivable	1,505	1,059
Income taxes receivable	—	2,624
Premiums receivable	29,778	15,824
Prepaid reinsurance premiums	26,590	34,096
Deferred policy acquisition costs	23,532	15,014
Property and equipment, net	11,838	12,292
Deferred income taxes, net	6,421	2,499
Other assets (inclusive of $70 and $0 of consolidated variable interest entities, respectively)	38,440	35,587

Total assets	$702,862	$602,210

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$57,217	$48,908
Unearned premiums	235,033	214,071
Advance premiums	11,087	4,380
Assumed reinsurance balances payable	415	218
Accrued expenses	13,854	4,826
Income taxes payable	2,261	—
Long-term debt	131,647	129,539
Other liabilities	22,208	17,683

Total liabilities	473,722	419,625

Commitments and contingencies (Note 13)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 10,268,270 and 10,189,128 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	—	—
Additional paid-in capital	24,209	20,465
Retained income	207,148	161,454
Accumulated other comprehensive (loss) income, net of taxes	(2,217)	666

Total stockholders’ equity	229,140	182,585

Total liabilities and stockholders’ equity	$702,862	$602,210

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue

Gross premiums earned	$103,842	$88,944	$321,174	$274,053
Premiums ceded	(41,077)	(27,684)	(100,294)	(83,764)

Net premiums earned	62,765	61,260	220,880	190,289

Net investment (loss) income	(519)	1,213	2,685	3,753
Net realized investment (losses) gains	(296)	3,294	(563)	4,465
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(2,482)	—	(4,465)	—
Portion of loss recognized in other comprehensive income, before taxes	596	—	596	—

Net other-than-temporary impairment losses	(1,886)	—	(3,869)	—
Policy fee income	994	931	2,477	1,826
Other	204	257	930	1,023

Total revenue	61,262	66,955	222,540	201,356

Expenses

Losses and loss adjustment expenses	26,200	21,991	65,804	58,939
Policy acquisition and other underwriting expenses	10,675	9,986	30,917	28,674
Salaries and wages	5,040	4,357	15,174	12,614
Interest expense	2,698	2,626	8,038	7,809
Other operating expenses	4,711	5,220	14,040	15,852

Total expenses	49,324	44,180	133,973	123,888

Income before income taxes	11,938	22,775	88,567	77,468

Income tax expense	4,567	8,723	33,796	29,366

Net income	$7,371	$14,052	$54,771	$48,102

Preferred stock dividends	—	—	—	4

Income available to common stockholders	$7,371	$14,052	$54,771	$48,106

Basic earnings per common share	$0.72	$1.34	$5.38	$4.48

Diluted earnings per common share	$0.71	$1.23	$4.84	$4.07

Dividends per common share	$0.30	$0.28	$0.90	$0.83

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,371	$14,052	$54,771	$48,102

Other comprehensive loss:
Change in unrealized (losses) gains on investments:
Net unrealized (losses) gains arising during the period	(6,021)	(1,542)	(9,196)	4,305
Other-than-temporary impairment losses	1,886	—	3,869	—
Call and repayment losses charged to investment income	15	4	70	21
Reclassification adjustment for realized losses (gains)	296	(3,294)	563	(4,465)

Net change in unrealized losses	(3,824)	(4,832)	(4,694)	(139)
Deferred income taxes on above change	1,476	1,864	1,811	54

Total other comprehensive loss, net of income taxes	(2,348)	(2,968)	(2,883)	(85)

Comprehensive income	$5,023	$11,084	$51,888	$48,017

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$54,771	$48,102
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,047	6,600
Net amortization of premiums on investments in fixed-maturity securities	605	654
Depreciation and amortization	3,911	3,682
Deferred income tax benefits	(2,111)	(5,319)
Net realized investment losses (gains)	563	(4,465)
Other-than-temporary impairment losses	3,869	—
Income from real estate investments	(228)	(44)
(Income) loss from joint venture	(4)	22
Loss from limited partnership interest	2,862	—
Net loss on disposal of property and equipment	2	—
Net loss (gain) on disposal or sale of real estate investments	24	(1)
Foreign currency remeasurement loss	54	10
Changes in operating assets and liabilities:
Premiums receivable	(13,954)	(11,909)
Advance premiums	6,707	6,013
Prepaid reinsurance premiums	7,506	(2,899)
Accrued interest and dividends receivable	(446)	125
Other assets	(2,722)	(13,645)
Assumed reinsurance balances payable	197	(4,660)
Deferred policy acquisition costs	(8,518)	(6,101)
Losses and loss adjustment expenses	8,309	3,968
Unearned premiums	20,962	31,891
Income taxes	4,885	(2,539)
Accrued expenses and other liabilities	15,039	14,396

Net cash provided by operating activities	106,330	63,881

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	(6,276)	(2,608)
Investments in limited partnership interests	(22,486)	—
Investment in joint venture	(270)	(4,500)
Purchase of property and equipment, net	(565)	(325)
Purchase of real estate investments	(293)	(352)
Purchase of fixed-maturity securities	(93,081)	(56,229)
Purchase of equity securities	(28,095)	(32,608)
Distribution from limited partnership interests	12	—
Proceeds from sales of fixed-maturity securities	51,510	67,519
Proceeds from calls, repayments and maturities of fixed-maturity securities	5,655	2,960
Proceeds from sales of equity securities	14,111	9,232
Proceeds from sales of real estate investments	5	1

Net cash used in investing activities	(79,773)	(16,910)

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from the exercise of common stock options	263	125
Cash dividends paid	(9,638)	(9,357)
Cash dividends received under share repurchase forward contract	561	514
Repurchases of common stock	(792)	(616)
Repurchases of common stock under share repurchase plan	(1,610)	(27,815)
Redemption of Series A preferred stock	—	(34)
Debt issuance costs	—	(234)
Tax benefits on stock-based compensation	1,836	1,384

Net cash used in financing activities	(9,380)	(36,033)

Effect of exchange rate changes on cash	(51)	(13)

Net increase in cash and cash equivalents	17,126	10,925
Cash and cash equivalents at beginning of period	314,416	293,098

Cash and cash equivalents at end of period	$331,542	$304,023

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$29,186	$35,836

Cash paid for interest	$6,406	$5,453

Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(2,883)	$(85)

Conversion of Series A Preferred Stock to common stock	$—	$991

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2015

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	10,189,128	$—	$20,465	$161,454	$666	$182,585
Net income	—	—	—	—	—	54,771	—	54,771
Total other comprehensive loss, net of income taxes	—	—	—	—	—	—	(2,883)	(2,883)
Issuance of restricted stock	—	—	83,260	—	—	—	—	—
Exercise of common stock options	—	—	90,000	—	263	—	—	263
Forfeiture of restricted stock	—	—	(38,756)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(17,493)	—	(792)	—	—	(792)
Repurchase and retirement of common stock under share repurchase plan	—	—	(37,869)	—	(1,610)	—	—	(1,610)
Common stock dividends	—	—	—	—	—	(9,077)	—	(9,077)
Tax benefits on stock-based compensation	—	—	—	—	1,836	—	—	1,836
Stock-based compensation	—	—	—	—	4,047	—	—	4,047

Balance at September 30, 2015	—	$—	10,268,270	$—	$24,209	$207,148	$(2,217)	$229,140

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity – continued

Nine Months Ended September 30, 2014

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	110,684	$—	10,939,268	$—	$48,966	$110,441	$1,114	$160,521
Net income	—	—	—	—	—	48,102	—	48,102
Total other comprehensive loss, net of income taxes	—	—	—	—	—	—	(85)	(85)
Conversion of preferred stock to common stock	(107,298)	—	107,298	—	—	—	—	—
Issuance of restricted stock	—	—	108,720	—	—	—	—	—
Exercise of common stock options	—	—	50,000	—	125	—	—	125
Forfeiture of restricted stock	—	—	(8,485)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(14,070)	—	(616)	—	—	(616)
Repurchase and retirement of common stock under share repurchase plan	—	—	(734,924)	—	(27,815)	—	—	(27,815)
Redemption of Series A preferred stock	(3,386)	—	—	—	(25)	(9)	—	(34)
Deferred taxes on debt discount	—	—	—	—	215	—	—	215
Common stock dividends	—	—	—	—	—	(8,828)	—	(8,828)
Preferred stock dividends	—	—	—	—	—	4	—	4
Tax benefits on stock-based compensation	—	—	—	—	1,384	—	—	1,384
Stock-based compensation	—	—	—	—	6,600	—	—	6,600

Balance at September 30, 2014	—	$—	10,447,807	$—	$28,834	$149,710	$1,029	$179,573

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2015. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K, which was filed with the SEC on March 10, 2015.

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

Accounting Standards Update No. 2015-09. In May 2015, the FASB issued Accounting Standards Update No. 2015-09 (“ASU 2015-09”), Financial Services – Insurance (Topic 944), which improves disclosure requirements for all insurance entities that issue short-duration contracts. The amendments in ASU 2015-09 increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows and the development of loss reserve estimates. ASU 2015-09 is effective for all public entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments are effective for annual periods beginning after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2017. Early adoption is permitted. Application of this guidance will have no effect on the Company’s consolidated results of operations and comprehensive income.

Accounting Standards Update No. 2015-03. In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability. ASU 2015-03 does not change the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for all public entities for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company plans to adopt this guidance in December 2015, which will have no effect on the consolidated results of the Company’s operations and comprehensive income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Accounting Standards Update No. 2015-02. In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (“ASU 2015-02”), Consolidation (Topic 810), which revises the consolidation model affecting limited partnerships and similar legal entities, evaluation of fees paid to a decision maker or a service provider, effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds. ASU 2015-02 is effective for all public entities for reporting periods beginning after December 15, 2015. For all other entities, the amendments in ASU 2015-02 are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Any adjustments related to an early adoption in an interim period should be reflected as of the beginning of the fiscal year that includes that interim period. Entities may apply the amendments in ASU 2015-02 retrospectively or use a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company’s adoption of this guidance effective January 1, 2015 had no impact on the Company’s consolidated financial statements.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 3 – Investments

Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At September 30, 2015 and December 31, 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of September 30, 2015
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$108	$7	$—	$115
Corporate bonds	43,881	93	(3,252)	40,722
State, municipalities, and political subdivisions	75,269	1,076	(309)	76,036
Redeemable preferred stock	10,249	254	(272)	10,231

Total	129,507	1,430	(3,833)	127,104
Equity securities	54,743	1,305	(2,512)	53,536

Total available-for-sale securities	$184,250	$2,735	$(6,345)	$180,640

As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$2,881	$5	$(8)	$2,878
Corporate bonds	23,645	57	(430)	23,272
Asset-backed securities	697	—	—	697
Mortgage-backed securities	3,004	8	(3)	3,009
State, municipalities, and political subdivisions	56,336	1,205	(38)	57,503
Redeemable preferred stock	9,433	178	(54)	9,557
Other	167	1	—	168

Total	96,163	1,454	(533)	97,084
Equity securities	45,387	1,694	(1,531)	45,550

Total available-for-sale securities	$141,550	$3,148	$(2,064)	$142,634

As of September 30, 2015 and December 31, 2014, $115 and $113, respectively, of U.S. Treasury securities relate to a statutory deposit held in trust for the Treasurer of Alabama.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2015 and December 31, 2014 are as follows:

	Amortized Cost	Estimated Fair Value
As of September 30, 2015
Available-for-sale
Due in one year or less	$4,490	$4,493
Due after one year through five years	30,955	30,991
Due after five years through ten years	73,942	71,210
Due after ten years	20,120	20,410

	$129,507	$127,104

	Amortized Cost	Estimated Fair Value
As of December 31, 2014
Available-for-sale
Due in one year or less	$715	$721
Due after one year through five years	25,973	26,093
Due after five years through ten years	56,448	56,847
Due after ten years	10,023	10,414
Mortgage-backed securities	3,004	3,009

	$96,163	$97,084

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended September 30, 2015
Fixed-maturity securities	$48,225	$31	$(436)

Equity securities	$6,117	$515	$(406)

Three months ended September 30, 2014
Fixed-maturity securities	$47,557	$2,759	$—

Equity securities	$3,302	$623	$(88)

Nine months ended September 30, 2015
Fixed-maturity securities	$51,510	$90	$(466)

Equity securities	$14,111	$844	$(1,031)

Nine months ended September 30, 2014
Fixed-maturity securities	$67,519	$3,623	$(9)

Equity securities	$9,232	$1,131	$(280)

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

When reviewing the impaired fixed-maturity securities, the Company considers its ability and intent to hold these securities and whether it is probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity. For the fixed-maturity securities that the Company intends to sell or it is probable that the Company will have to sell the fixed-maturity securities before recovery or maturity, the unrealized losses are recognized as other-than-temporary losses in income. In instances where there are credit related losses associated with the impaired fixed-maturity securities for which the Company asserts that it does not have the intent to sell, and it is probable that the Company will not be required to sell until a market price recovery or maturity, the amount of the other-than-temporary impairment loss related to credit losses is recognized in income, and the amount of the other-than-temporary impairment loss related to other non-credit factors such as changes in interest rates or market conditions is recorded as a component of other comprehensive income.

When determining impairment due to a credit related loss, the Company carefully considers factors such as the issuer’s financial ratios and condition, the security’s current ratings and maturity date, and overall market conditions in estimating the cash flows expected to be collected. The expected cash flows discounted at the effective interest rate of the security implicit at the date of acquisition is then compared with the security’s amortized cost at the measurement date. A credit loss incurs when the present value of the expected cash flows is less than the security’s amortized cost.

During the quarter ended September 30, 2015, the Company determined that two fixed-maturity securities the Company intends to hold until maturity had credit related losses. For the three and nine months ended September 30, 2015, the Company recorded $705 of impairment losses on these fixed-maturity securities, of which $109 was related to credit losses, with the remaining amount of $596 related to non-credit factors. The Company did not consider any of its fixed-maturity securities to be other-than-temporarily impaired at December 31, 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income for available for sale fixed-maturity securities:

Balance at July 1, 2015	$—
Credit impairments on securities during the period	109

Balance at September 30, 2015	$109

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. In the three and nine months ended September 30, 2015, the Company determined that five and eight equity securities, respectively, were other-than-temporarily impaired after considering the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. As a result, the Company recognized impairment losses of $1,777 and $3,760 for the three and nine months, respectively, ended September 30, 2015. There were no impairment losses recorded in the three and nine months ended September 30, 2014.

Securities with gross unrealized loss positions at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2015	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
Corporate bonds	$(2,423)	$25,437	$(829)	$2,242	$(3,252)	$27,679
State, municipalities, and political subdivisions	(287)	18,552	(22)	414	(309)	18,966
Redeemable preferred stock	(272)	2,909	—	—	(272)	2,909

Total fixed-maturity securities	(2,982)	46,898	(851)	2,656	(3,833)	49,554
Equity securities	(2,345)	28,596	(167)	2,650	(2,512)	31,246

Total available-for-sale securities	$(5,327)	$75,494	$(1,018)	$5,306	$(6,345)	$80,800

At September 30, 2015, there were 123 securities in an unrealized loss position. Of these securities, ten securities had been in an unrealized loss position for 12 months or greater. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or more included $588 of the other-than-temporary impairment loss related to non-credit factors.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2014	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(8)	$2,485	$—	$—	$(8)	$2,485
Corporate bonds	(428)	12,720	(2)	998	(430)	13,718
Asset-backed securities	—	209	—	—	—	209
Mortgage-backed securities	(3)	1,018	—	—	(3)	1,018
State, municipalities, and political subdivisions	(19)	3,144	(19)	202	(38)	3,346
Redeemable preferred stock	(54)	2,586	—	—	(54)	2,586

Total fixed-maturity securities	(512)	22,162	(21)	1,200	(533)	23,362
Equity securities	(1,449)	18,848	(82)	4,619	(1,531)	23,467

Total available-for-sale securities	$(1,961)	$41,010	$(103)	$5,819	$(2,064)	$46,829

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

	September 30, 2015			December 31, 2014
Investment Strategy	Carrying Value	Unfunded Balance	(%)(a)	Carrying Value	Unfunded Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$4,621	$7,888	16.50	$2,550	$9,860	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	3,605	4,320	0.65	—	—	—
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	12,222	—	65.82	—	—	—
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	1,714	8,165	(i)	—	—	—

Total	$22,162	$20,373		$2,550	$9,860

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

(a)	Represents the Company’s percentage investment in the fund at the balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Withdrawal is permitted upon at least 45 days’ written notice to the general partner, provided that the Company has been a limited partner for at least 12 months.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority, the term of the fund may be extended for up to three additional one-year periods.
(i)	The initial funding occurred in August 2015. The general partner reports quarterly information on a 45-day lag and, as such, had not yet provided the limited partners with their investment percentage as of September 30, 2015.

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Operating results:
Total income (loss)	$82	$(4,756)
Total expenses	386	1,343
Net loss	$(304)	$(6,099)

	September 30, 2015	December 31, 2014
Balance Sheet:
Total assets	$250,353	$15,940
Total liabilities	$19,280	$513

For the three and nine months ended September 30, 2015, the Company recognized net investment losses of $2,400 and $2,862, respectively, for these investments. At September 30, 2015 and December 31, 2014, the Company’s cumulative contributed capital to the partnerships totaled $25,126 and $2,640, respectively, and the Company’s maximum exposure to loss aggregated $22,162 and $2,550, respectively. There were no limited partnership investments in the nine months ended September 30, 2014.

Investment in Joint Venture

The Company has a 90% equity interest in FMKT Mel JV, LLC, a joint venture company that owns land on which a retail shopping center is being constructed for lease or for sale in Melbourne, Florida. In March 2015, the Company contributed additional cash of $270 to the joint venture. The joint venture used the additional funds in surveying additional land for development. In September 2015, part of the construction project was completed and leased to a regional supermarket chain.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

At September 30, 2015 and December 31, 2014, the Company’s maximum exposure to loss relating to the joint venture was $4,751 and $4,477, respectively, representing the carrying value of the investment. At September 30, 2015 and December 31, 2014, undistributed losses of $19 and $23, respectively, from this equity method investment were included in the Company’s consolidated retained income. The joint venture partners have received no distributions during 2015. The following tables provide summarized unaudited financial results for the three months and nine months ended September 30, 2015 and the unaudited financial positions of the joint venture at September 30, 2015 and December 31, 2014:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Operating results:
Total revenues	$17	$17
Total expenses	(11)	(12)

Net income	$6	$5

The Company’s share of net income*	$5	$4

*	Included in net investment income in the Company’s consolidated statements of income.

	September 30, 2015	December 31, 2014
Balance Sheet:
Construction in progress – real estate	$9,959	$3,612
Building	1,730	—
Cash	502	1,323
Accounts receivable	18	—
Other	368	40

Total assets	$12,577	$4,975

Accounts payable	$87	$—
Construction loan	7,176	—
Other liabilities	35	—
Members’ capital	5,279	4,975

Total liabilities and members’ capital	$12,577	$4,975

Investment in joint venture, at equity	$4,751	$4,477

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Real Estate Investments

The Company’s real estate investments include one Acquisition, Development and Construction Loan Arrangement (“ADC Arrangement”), office and retail space that is leased to tenants, wet and dry boat storage, one restaurant, and fuel services with respect to marina clients and recreational boaters. Real estate investments consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Land	$11,476	$11,476
Land improvements	1,504	1,425
Buildings	3,116	3,097
Other	1,515	1,359

Total, at cost	17,611	17,357
Less: accumulated depreciation and amortization	(1,340)	(1,107)

Real estate, net	16,271	16,250
ADC Arrangement classified as real estate investment	9,392	2,888

Real estate investments	$25,663	$19,138

Depreciation and amortization expense related to real estate investments was $87 and $100 for the three months ended September 30, 2015 and 2014, respectively, and $280 and $298 for the nine months ended September 30, 2015 and 2014, respectively.

ADC Arrangement

During the first quarter of 2015, the Company amended the maximum loan amount under the ADC Arrangement from $9,785 to $10,200. The increased financing is intended for use in acquiring additional land. In September 2015, the Company provided the property developer with a $550 bridge loan in addition to the ADC Arrangement at an annual interest rate of 11% to finance its operations. The loan principal and interest is due and payable on or before January 31, 2016.

At September 30, 2015 and December 31, 2014, the Company’s maximum exposure to loss relating to this variable interest was $9,392 and $2,888, respectively, representing the carrying value of the ADC Arrangement.

Real Estate Development in Progress

During the second quarter of 2015, the Company deposited a total of $70 to secure the right to purchase land in Riverview, Florida where a retail center will be constructed for lease or for sale. The land acquisition and the development project will be operated and managed through a joint venture in which the Company’s subsidiary, Greenleaf Essence LLC, has a controlling financial interest and of which it is the primary beneficiary. As such, the joint venture, a limited liability company, is consolidated with the Company’s operations. In addition, the assets of the consolidated joint venture are not permitted to be used to settle obligations of other entities within the consolidated group.

In October 2015, the Company completed the acquisition of 2.32 acres of land for a total purchase price of $2,747.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Net Investment Income

Net investment (loss) income, by source, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Available-for-sale securities:
Fixed-maturity securities	$1,123	$697	$3,000	$2,749
Equity securities	914	670	2,710	1,411
Investment expense	(199)	(120)	(511)	(329)
Limited partnership investments	(2,400)	—	(2,862)	—
Real estate investments	(130)	(253)	(151)	(656)
Cash and cash equivalents	158	219	455	578
Other	15	—	44	—

Net investment (loss) income	$(519)	$1,213	$2,685	$3,753

Note 4 – Fair Value Measurements

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

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements Using			Total
	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2015
Financial Assets:
Cash and cash equivalents	$331,542	$—	$—	$331,542

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	115	—	—	115
Corporate bonds	39,740	982	—	40,722
State, municipalities, and political subdivisions	—	76,036	—	76,036
Redeemable preferred stock	10,231	—	—	10,231

Total fixed-maturity securities	50,086	77,018	—	127,104
Equity securities	53,536	—	—	53,536

Total available-for-sale securities	103,622	77,018	—	180,640

Total	$435,164	$77,018	$—	$512,182

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Fair Value Measurements Using			Total
	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2014
Financial Assets:
Cash and cash equivalents	$314,416	$—	$—	$314,416

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	1,069	1,809	—	2,878
Corporate bonds	22,274	998	—	23,272
Asset-backed securities	—	697	—	697
Mortgage-backed securities	—	3,009	—	3,009
State, municipalities, and political subdivisions	—	57,503	—	57,503
Redeemable preferred stock	9,557	—	—	9,557
Other	—	168	—	168

Total fixed-maturity securities	32,900	64,184	—	97,084
Equity securities	45,550	—	—	45,550

Total available-for-sale securities	78,450	64,184	—	142,634

Total	$392,866	$64,184	$—	$457,050

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements Using			Total
	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2015
Financial Assets:
Limited partnership investments (a)	$—	$—	$22,162	$22,162
ADC Arrangement classified as real estate investment	$—	$—	$8,995	$8,995

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$41,232	$—	$41,232
3.875% Convertible senior notes	—	—	92,213	92,213

Total long-term debt	$—	$41,232	$92,213	$133,445

(a)	Estimated fair value approximates carrying value of these funds, which use fair value accounting.

	Fair Value Measurements Using			Total
	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2014
Financial Assets:
ADC Arrangement classified as real estate investment	$—	$—	$2,835	$2,835

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$42,955	$—	$42,955
3.875% Convertible senior notes	—	—	93,367	93,367

Total long-term debt	$—	$42,955	$93,367	$136,322

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 5 – Other Assets

The following table summarizes the Company’s other assets:

	September 30, 2015	December 31, 2014
Benefits receivable related to retrospective reinsurance contracts	$31,101	$28,123
Deferred costs related to retrospective reinsurance contracts	735	473
Deferred offering costs on senior notes	3,131	3,653
Prepaid expenses	1,791	1,444
Restricted cash	300	300
Other	1,382	1,594

Total other assets	$38,440	$35,587

In July 2015, the Company received $14,100 under the terms of one of the retrospective reinsurance contracts, which terminated May 31, 2015.

Note 6 – Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30, 2015	December 31, 2014
8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019*	91,397	89,289

Total long-term debt	$131,647	$129,539

*	net carrying value

Under the terms of the 3.875% Convertible Senior Notes, the conversion rate is subject to adjustment upon the occurrence of certain events, one of which is the payment of a cash dividend on common stock that exceeds $0.275 per share. Since January 2015, the Company’s cash dividend on common stock has been above the referenced dividend per share, resulting in adjustments to the conversion rate. As of September 30, 2015, each $1 of notes would have been convertible into 16.0356 shares of common stock, which was the equivalent of approximately $62.36 per share.

For the three months ended September 30, 2015 and 2014, interest expense included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $2,698 and $2,626, respectively, the amounts of which included non-cash interest expense of $896 and $823, respectively. For the nine months ended September 30, 2015 and 2014, interest expense of $8,038 and $7,809, respectively, included non-cash interest expense of $2,630 and $2,411, respectively. As of September 30, 2015, the remaining amortization period of the debt discount was 3.5 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 7 – Reinsurance

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

The impact of the catastrophe excess of loss reinsurance treaties and one quota share arrangement on premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Premiums Written:
Direct	$105,787	$86,257	$343,927	$307,199
Assumed	(416)	(172)	(1,792)	(1,255)

Gross written	105,371	86,085	342,135	305,944
Ceded	(41,077)	(27,684)	(100,294)	(83,764)

Net premiums written	$64,294	$58,401	$241,841	$222,180

Premiums Earned:
Direct	$93,012	$85,357	$263,814	$245,638
Assumed	10,830	3,587	57,360	28,415

Gross earned	103,842	88,944	321,174	274,053
Ceded	(41,077)	(27,684)	(100,294)	(83,764)

Net premiums earned	$62,765	$61,260	$220,880	$190,289

During the three and nine months ended September 30, 2015 and 2014, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At September 30, 2015 and December 31, 2014, there were 21 and 28, respectively, reinsurers participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at September 30, 2015 and December 31, 2014. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of September 30, 2015 and December 31, 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. These adjustments are reflected in the consolidated statements of income as net reductions in ceded premiums of $2,901 and $6,512 for the three months ended September 30, 2015 and 2014, respectively, and $15,515 and $17,052 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, other assets included $31,836 and $28,596, respectively, and prepaid reinsurance premiums included $4,158 and $5,983, respectively, related to these adjustments. Management believes the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

Note 8 – Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$54,329	$43,044	$48,908	$43,686

Incurred related to:
Current period	24,419	21,643	63,473	59,205
Prior period	1,781	348	2,331	(266)

Total incurred	26,200	21,991	65,804	58,939

Paid related to:
Current period	(16,059)	(3,461)	(31,111)	(22,296)
Prior period	(7,253)	(13,920)	(26,384)	(32,675)

Total paid	(23,312)	(17,381)	(57,495)	(54,971)

Balance, end of period	$57,217	$47,654	$57,217	$47,654

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the three and nine months ended September 30, 2015, the Company experienced unfavorable development of $1,781 and $2,331, respectively, with respect to its net unpaid losses and loss adjustment expenses established as of June 30, 2015 and December 31, 2014. Factors attributable to this unfavorable development are the settlement and further development of older claims and a larger than anticipated number of late reported claims.

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

Note 9 – Income Taxes

During the three months ended September 30, 2015 and 2014, the Company recorded approximately $4,567 and $8,723, respectively, of income taxes, which resulted in an effective tax rate of 38.3% in each of the three-month periods. During the nine months ended September 30, 2015 and 2014, the Company recorded approximately $33,796 and $29,366, respectively, of income taxes, which resulted in estimated annual effective tax rates of 38.2% and 37.9%, respectively. The increase in the 2015 effective tax rate was primarily attributable to an increase in overall income and a decrease in interest income earned on tax-exempt securities. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Note 10 – Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below (share amounts in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$7,371			$14,052
Less: Income attributable to participating securities	(437)			(1,024)

Basic Earnings Per Share:
Income allocated to common stockholders	6,934	9,635	$0.72	13,028	9,736	$1.34

Effect of Dilutive Securities:
Stock options	—	85		—	133
Convertible senior notes	1,132	1,651		1,090	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$8,066	11,371	$0.71	$14,118	11,518	$1.23

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$54,771			$48,102
Less: Preferred stock dividends	—			4
Less: Income attributable to participating securities	(3,182)			(3,415)

Basic Earnings Per Share:
Income allocated to common stockholders	51,589	9,585	$5.38	44,691	9,972	$4.48

Effect of Dilutive Securities:
Stock options	—	112		—	139
Convertible preferred stock	—	—		(4)	27
Convertible senior notes	3,363	1,650		3,242	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$54,952	11,347	$4.84	$47,929	11,787	$4.07

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 11 – Stockholders’ Equity

Common Stock

In 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. This repurchase plan expired March 31, 2015; therefore, there were no shares repurchased during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company repurchased and retired a total of 37,869 shares at a weighted average price per share of $42.49. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2015 was $1,610, or $42.51 per share. During the three and nine months ended September 30, 2014, the Company repurchased and retired a total of 246,578 and 734,924 shares, respectively, at a weighted average price per share of $40.56 and $37.83, respectively. The total costs of shares repurchased, inclusive of fees and commissions, during the three and nine months ended September 30, 2014 were $10,005, or $40.58 per share, and $27,815, or $37.85 per share, respectively.

On October 16, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on December 18, 2015 to shareholders of record on November 20, 2015.

Note 12 – Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At September 30, 2015, there were 4,201,966 shares available for grant under the 2012 Plan.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and nine months ended September 30, 2015 and 2014 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	230,000	$3.00	3.0 years	$9,256
Outstanding at March 31, 2015	230,000	$3.00	2.8 years	$9,861

Exercised	(80,000)	$2.50

Outstanding at June 30, 2015	150,000	$3.26	2.9 years	$6,142

Exercised	(10,000)	$6.30

Outstanding at September 30, 2015	140,000	$3.04	2.4 years	$5,002

Exercisable at September 30, 2015	140,000	$3.04	2.4 years	$5,002

Outstanding at January 1, 2014	280,000	$2.91	3.9 years	$14,166
Exercised	(50,000)	$2.50

Outstanding at March 31, 2014	230,000	$3.00	3.8 years	$7,683

Outstanding at June 30, 2014	230,000	$3.00	3.5 years	$8,649

Outstanding at September 30, 2014	230,000	$3.00	3.3 years	$7,589

Exercisable at September 30, 2014	230,000	$3.00	3.3 years	$7,589

The following table summarizes information about options exercised for the three and nine months ended September 30, 2015 and 2014 (option amounts not in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options exercised	10,000	—	90,000	50,000
Total intrinsic value of exercised options	$320	—	$3,508	$1,970
Fair value of vested stock options	$—	—	$—	$17
Tax benefits realized	$117	—	$1,309	$603

All outstanding stock options vested and their related compensation expense had been fully recognized prior to 2015. The Company recognized compensation expense related to stock options, which is included in other operating expenses, of approximately $0 and $6, respectively, for the three and nine months ended September 30, 2014. The associated deferred tax benefits were immaterial.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2015 and 2014 is as follows (share amounts not in thousands):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	639,705	$28.33
Vested	(41,695)	$36.15
Forfeited	(1,088)	$48.42

Nonvested at March 31, 2015	596,922	$27.75

Granted	83,260	$44.46
Vested	(16,000)	$13.48
Forfeited	(33,324)	$23.20

Nonvested at June 30, 2015	630,858	$30.55

Vested	(2,000)	$37.68
Forfeited	(4,344)	$45.52

Nonvested at September 30, 2015	624,514	$30.43

Nonvested at January 1, 2014	735,650	$25.48
Granted	98,720	$48.42
Vested	(21,825)	$21.56
Forfeited	(505)	$32.20

Nonvested at March 31, 2014	812,040	$28.37

Vested	(32,000)	$12.95
Forfeited	(2,825)	$43.43

Nonvested at June 30, 2014	777,215	$28.95

Granted	10,000	$37.28
Vested	(2,000)	$37.68
Forfeited	(5,155)	$39.85

Nonvested at September 30, 2014	780,060	$28.96

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $1,258 and $2,267 for the three months ended September 30, 2015 and 2014, respectively, and $4,047 and $6,594 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and 2014, there was approximately $8,986 and $11,947, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 24 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and related paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Deferred tax benefits recognized	$485	$875	$1,561	$2,544
Tax benefits realized for restricted stock and paid dividends	$28	$80	$527	$781
Fair value of vested restricted stock	$75	$75	$1,798	$960

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

During the three and nine months ended September 30, 2015, no performance-based awards were issued.

Note 13 – Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of September 30, 2015, the Company had contractual obligations related to two-year and three-year reinsurance contracts. These contracts have effective dates of either June 1, 2013 or June 1, 2014 and may be cancelable only with the other party’s consent. The future minimum aggregate premiums payable to these reinsurers due in one year are $32,990.

Lease Commitment

The Company entered into a lease for 2,819 square feet of office space in Miami, Florida. The lease commenced February 15, 2015 and has an initial term of three years with monthly rental payments of approximately $5 plus applicable sales tax. The minimum future rental payments due during the twelve months ended September 30, 2016, 2017 and 2018 are $68, $70 and $17, respectively.

Financing Commitment

As described in Note 3 – “Investments” under ADC Arrangement, the Company is contractually committed to provide financing for a real estate acquisition, development and construction project. At September 30, 2015, $1,120 of the Company’s commitment remained available to the developer.

Capital Commitment

As described in Note 3 – “Investments” under Limited Partnership Investments, the Company is contractually committed to make capital contributions under limited partnership agreements. At September 30, 2015, there was an aggregate unfunded balance of $20,373.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily relate to the Department’s proposed disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which includes interest through September 10, 2013, approximates $1,913. The Company did not agree with the proposed adjustment and notified the Department of its intention to protest the Department’s position. While the Company remains confident in the merits of its position in claiming the Florida salary credits, management continued to hold discussions with Department staff throughout 2014 and during 2015. The Company believes it has reached an agreement in principle towards resolution of this matter. The pending resolution entails having certain subsidiaries individually file and pay state

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

reemployment taxes plus interest covering the periods under audit through the second quarter of 2014. The Company believes the payroll of certain of these subsidiaries then will continue to qualify for substantially all of the salary tax credits claimed by the Company. The incremental reemployment taxes due to the Department as a result of the subsidiaries’ separate reemployment tax filings will be netted against amounts refundable to the parent for the same periods during which the parent filed and paid state reemployment taxes as a single payer. As of September 30, 2015, the Department’s review of the reemployment matter was substantially complete and the Department has indicated a net refund of reemployment tax is due to the Company. As such, and based on the current status and expected resolution, the Company reversed approximately $140 during the quarter ended September 30, 2015, which was the net amount accrued as of December 31, 2014 related to this contingency.

Legal Proceedings

The Company has received three letters dated July 29, 2014, December 10, 2014 and December 12, 2014, each sent by attorneys on behalf of one of three different shareholders, demanding that the Company’s board of directors take actions to rescind portions of compensation attributable to our chief executive officer and certain of our directors. As of September 30, 2015, the board of directors has not taken any of the demanded actions and no lawsuits have been filed in connection with those demands. The Company cannot predict with certainty the ultimate resolution of these demands or any legal proceedings that might arise in connection with them. The Company does not believe any such resolution will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 14 – Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd., the Company’s Bermuda domiciled captive reinsurer, has reinsurance treaties with Oxbridge Reinsurance Limited whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2014 through May 31, 2015, Oxbridge assumed $17,800 of the total covered exposure for approximately $4,935 in premiums. With respect to the period from June 1, 2015 through May 31, 2016, Oxbridge assumed $11,600 of the total covered exposure for $3,340 in premiums. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into a trust account to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets may be withdrawn by HCPCI, the trust beneficiary, in the event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

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

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements, including statements about our plans, objectives, expectations, assumptions or future events, involve risks and uncertainties. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effects of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; changes in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; and other risks and uncertainties detailed herein and from time to time in our SEC reports.

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

For the three months ended September 30, 2015 and 2014, revenues from property and casualty insurance operations represented 90.0% and 96.4%, respectively, of total revenues with no other operating segment accounting for ten percent or more of total revenues for the period. For the nine months ended September 30, 2015 and 2014, revenues from property and casualty insurance operations represented 94.4% and 96.1%, respectively, of total revenues of all operations. As a result, our property and casualty insurance operations are our only reportable operating segment.

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

Our owned real estate consists of our headquarters building in Tampa, Florida, our secondary insurance operations site in Ocala, Florida and investment properties located in Treasure Island, Florida and Tierra Verde, Florida. At our headquarters and at Tierra Verde, we lease available space to non-affiliates at various terms. The Ocala location, in addition to day to day operational use, serves as our alternative site in the event we experience any significant disruption at our headquarters building. The investment properties have a combined 20 acres of waterfront and include one full-service restaurant and two marinas. The combined marina facilities offer to the general public: a) one dry-stack boat storage facility with capacity for approximately 305 boats; b) approximately 64 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry-stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis. We acquired the restaurant and marina operations in connection with our purchase of those properties and we continue to operate them to enhance the property values.

We have one ongoing real estate development and construction project in which our involvement is through an acquisition, development and construction loan arrangement (“ADC Arrangement”). Under the ADC Arrangement, we are committed to provide financing for up to a maximum of $10,200,000 for the acquisition, development and construction of a retail shopping center. We also have two real estate development projects through joint venture arrangements, one in which we have a 90% non-controlling equity interest and another which we consolidate with our operations. See Note 3 – “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

•	ExzeoTM – a cloud-based application that provides automation and intelligence across multiple business processes.

•	PropletTM – an interactive tool for insurance agents to search a property’s insurance-related information.

•	Atlas ViewerTM – an interactive cloud-based data mapping and visualization application.

Recent Events

On October 16, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on December 18, 2015 to stockholders of record on November 20, 2015.

On September 29, 2015, the Florida Office of Insurance Regulation approved our rate filing to be effective January 1, 2016 for new and renewal homeowners multi-peril business. This rate filing calls for an average overall rate decrease of approximately five percent for homeowners multi-peril policies and uniform rate decreases of two percent and eight percent for condominiums and renters multi-peril policies, respectively. Based on our current book of business, we estimate the overall reduction in 2016 net income will range from $4,500,000 to $5,500,000 with an impact on gross premiums earned of approximately $14,000,000.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2015 and 2014 (dollar amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Gross premiums earned	$103,842	$88,944	$321,174	$274,053
Premiums ceded	(41,077)	(27,684)	(100,294)	(83,764)

Net premiums earned	62,765	61,260	220,880	190,289

Net investment (loss) income	(519)	1,213	2,685	3,753
Net realized investment (losses) gains	(296)	3,294	(563)	4,465
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(2,482)	—	(4,465)	—
Portion of loss recognized in other comprehensive income, before taxes	596	—	596	—

Net other-than-temporary impairment losses	(1,886)	—	(3,869)	—
Policy fee income	994	931	2,477	1,826
Other income	204	257	930	1,023

Total revenue	61,262	66,955	222,540	201,356

Expenses
Losses and loss adjustment expenses	26,200	21,991	65,804	58,939
Policy acquisition and other underwriting expenses	10,675	9,986	30,917	28,674
Salaries and wages	5,040	4,357	15,174	12,614
Interest expense	2,698	2,626	8,038	7,809
Other operating expenses	4,711	5,220	14,040	15,852

Total expenses	49,324	44,180	133,973	123,888

Income before income taxes	11,938	22,775	88,567	77,468
Income tax expense	4,567	8,723	33,796	29,366

Net income	$7,371	$14,052	$54,771	$48,102
Preferred stock dividends	—	—	—	4

Income available to common stockholders	$7,371	$14,052	$54,771	$48,106

Ratios to Net Premiums Earned:
Loss Ratio	41.74%	35.90%	29.79%	30.97%
Expense Ratio	36.85%	36.22%	30.86%	34.14%

Combined Ratio	78.59%	72.12%	60.65%	65.11%

Ratios to Gross Premiums Earned:
Loss Ratio	25.23%	24.73%	20.49%	21.51%
Expense Ratio	22.27%	24.94%	21.22%	23.70%

Combined Ratio	47.50%	49.67%	41.71%	45.21%

Per Share Data:
Basic earnings per common share	$0.72	$1.34	$5.38	$4.48

Diluted earnings per common share	$0.71	$1.23	$4.84	$4.07

Comparison of the Three Months ended September 30, 2015 with the Three Months ended September 30, 2014

Our results of operations for the three months ended September 30, 2015 reflect income available to common stockholders of $7,371,000, or $0.71 earnings per diluted common share, compared with $14,052,000, or $1.23 earnings per diluted common share, for the three months ended September 30, 2014. The quarter over quarter decline in net income is attributable to a $1,732,000 decrease in net investment income, $1,886,000 of other-than-temporary impairment losses on investments during the current quarter, and $296,000 of losses on investment sales during the quarter ended September 30, 2015 compared with $3,294,000 of gains on investment sales in 2014. In addition, our losses and loss adjustment expenses increased $4,209,000 in 2015 as compared with the three months ended September 30, 2014. As a result, our income tax expense declined approximately $4,156,000 quarter over quarter.

Revenue

Gross Premiums Earned for the three months ended September 30, 2015 and 2014 were approximately $103,842,000 and $88,944,000, respectively. The $14,898,000 increase over the corresponding period in 2014 was primarily attributable to the assumption from Citizens of approximately 6,000 homeowners multi-peril policies and approximately 30,000 wind-only policies in December 2014 and the assumption of 4,000 primarily homeowners multi-peril policies in February 2015. For the three months ended September 30, 2015, gross premiums earned included approximately $22,520,000 and $2,376,000 from the December 2014 and February 2015 assumptions and the renewals of those assumed policies, respectively.

Premiums Ceded for the three months ended September 30, 2015 and 2014 were approximately $41,077,000 and $27,684,000, respectively, representing 39.6% and 31.1%, respectively, of gross premiums earned. The quarter over quarter increase is primarily due to higher rates implemented by the Florida Hurricane Catastrophe Fund and an overall increase in units of reinsurance purchased for the 2015/16 reinsurance program. Our reinsurance program for 2015/16 provides coverage, which according to catastrophe models approved by the Florida Office of Insurance Regulation, is sufficient to cover the probable maximum loss resulting from a 1 in 260 year event. Our reinsurance program for 2014/15 provided coverage for a probable maximum loss resulting from a 1 in 182 year event. In addition, our reduction to ceded premiums attributable to retrospective provisions under certain reinsurance contracts was lower as compared with the corresponding quarter in 2014.

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties and to assume a proportional share of losses defined in one quota share arrangement. For the three months ended September 30, 2015 and 2014, premiums ceded reflect reductions of approximately $2,901,000 and $6,512,000, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written during the three months ended September 30, 2015 and 2014 totaled approximately $64,294,000 and $58,401,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the three months ended September 30, 2015 and 2014 were approximately $62,765,000 and $61,260,000, respectively, and reflect the gross premiums earned less the appropriate reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,
	2015	2014
Net Premiums Written	$64,294	$58,401
(Increase) Decrease in Unearned Premiums	(1,529)	2,859

Net Premiums Earned	$62,765	$61,260

Net Investment Loss for the three months ended September 30, 2015 was approximately $519,000 as compared with $1,213,000 of net investment income for the three months ended September 30, 2014. The decrease in 2015 is primarily due to $2,400,000 of losses related to one limited partnership investment that was impacted by material market declines and volatility during the current quarter along with underperformance in the healthcare and energy sectors. This limited partnership initiated several new positions during the quarter ended September 30, 2015 that were positive performers and may contribute to improved performance in future periods.

Net Realized Investment Losses for the three months ended September 30, 2015 were approximately $296,000 as compared with $3,294,000 of net realized investment gains for the three months ended September 30, 2014. The losses in 2015 primarily result from sales intended to rebalance the mix of our investment portfolio to meet our long-term investment goals and strategies.

Net other-than-temporary impairment losses for the three months ended September 30, 2015 and 2014 were approximately $1,886,000 and $0, respectively. During the quarter ended September 30, 2015, we recognized impairment losses specific to two fixed-maturity securities and five equity securities. Two fixed-maturity securities were subject to credit related loss impairments resulting from our analysis of their expected cash flows. Five equity securities were impaired because each of them had been in an unrealized loss position for a length of time with no near term prospect for recovery.

Policy Fee Income for the three months ended September 30, 2015 and 2014 was approximately $994,000 and $931,000, respectively. The increase from the corresponding period in 2014 is attributable to an increase in policy renewals.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $26,200,000 and $21,991,000 during the three months ended September 30, 2015 and 2014, respectively. We experienced significant weather-related events during the current quarter, which contributed to an increase in the volume of reported claims and losses incurred when compared to the same period in 2014. We also experienced unfavorable development during the quarter attributable to the settlement and further development of older claims.

See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2015 and 2014 of approximately $10,675,000 and $9,986,000, respectively, primarily reflect brokerage fees and the amortization of deferred acquisition costs related to commissions payable to agents for production and renewal of policies and premium taxes. The $689,000 increase from the corresponding period in 2014 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2015 premiums.

Salaries and Wages for the three months ended September 30, 2015 and 2014 were approximately $5,040,000 and $4,357,000, respectively. The $683,000 increase from the corresponding period in 2014 was primarily attributable to an increase in employee headcount. As of September 30, 2015, we had approximately 220 employees located at our offices in Florida compared with 181 employees as of September 30, 2014. We also had approximately 85 employees located in Noida, India at September 30, 2015 versus 76 at September 30, 2014.

Other Operating Expenses for the three months ended September 30, 2015 and 2014 were approximately $4,711,000 and $5,220,000, respectively. The $509,000 decrease is primarily attributable to a $1,009,000 decrease in stock-based compensation reduced by an increase in other administrative expenses.

Income Tax Expense for the three months ended September 30, 2015 and 2014 was approximately $4,567,000 and $8,723,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.3% in each of the three-month periods.

Ratios:

The loss ratio applicable to the three months ended September 30, 2015 (losses and loss adjustment expenses incurred related to net premiums earned) was 41.7% compared with 35.9% for the three months ended September 30, 2014. The increase is attributable to higher reinsurance costs, which impacted net premiums earned, combined with significant weather-related events as well as unfavorable development that increased losses and loss adjustment expenses during the quarter, which are described above in our discussion on losses and loss adjustment expenses.

The expense ratio applicable to the three months ended September 30, 2015 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 36.9% compared with 36.2% for the three months ended September 30, 2014.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended September 30, 2015 was 78.6% compared with 72.1% for the three months ended September 30, 2014.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended September 30, 2015 was 47.5% compared with 49.7% for the three months ended September 30, 2014.

Comparison of the Nine Months ended September 30, 2015 with the Nine Months ended September 30, 2014

Our results of operations for the nine months ended September 30, 2015 reflect income available to common stockholders of approximately $54,771,000, or $4.84 earnings per diluted common share, compared with approximately $48,106,000, or $4.07 earnings per diluted common share, for the nine months ended September 30, 2014.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2015 and 2014 were approximately $321,174,000 and $274,053,000, respectively. The $47,121,000 increase over the corresponding period in 2014 was primarily attributable to the assumption of approximately 6,000 multi-peril homeowners policies and approximately 30,000 wind-only policies in December 2014 and the assumption of 4,000 primarily homeowners multi-peril policies in February 2015 from Citizens. For the nine months ended September 30, 2015, gross premiums earned included approximately $72,267,000 and $6,223,000 from the December 2014 and February 2015 assumptions and the renewals of those assumed policies, respectively.

Premiums Ceded for the nine months ended September 30, 2015 and 2014 were approximately $100,294,000 and $83,764,000, respectively, representing 31.2% and 30.6%, respectively, of gross premiums earned. The slight increase in net ceded premiums as a percentage of gross earned premium is attributable to the items described above in our discussion of the quarter over quarter variance. This impact was diminished by lower ceded premiums during the first five months of 2015 on the wind-only policies we assumed in December 2014 outside of hurricane season. We elected not to buy reinsurance on these policies until June 1, 2015, which is when our reinsurance treaties became effective for the 2015/16 hurricane season, resulting in reinsurance costs in only four of the nine months within the nine month period ended September 30, 2015. In addition, our reduction to ceded premiums attributable to retrospective provisions under certain reinsurance contracts was lower as compared with the corresponding nine-month period in 2014.

During the nine months ended September 30, 2015 and 2014, premiums ceded included reductions of $15,515,000 and $17,052,000, respectively, that relate to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written during the nine months ended September 30, 2015 and 2014 totaled approximately $241,841,000 and $222,180,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs.

Net Premiums Earned for the nine months ended September 30, 2015 and 2014 were approximately $220,880,000 and $190,289,000, respectively, and reflect the gross premiums earned less the applicable reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Net Premiums Written	$241,841	$222,180
Increase in Unearned Premiums	(20,961)	(31,891)

Net Premiums Earned	$220,880	$190,289

Net Investment Income for the nine months ended September 30, 2015 and 2014 was approximately $2,685,000 and $3,753,000, respectively. The decrease in 2015 is primarily due to $2,862,000 of losses related to our limited partnership investments.

Net Realized Investment Losses for the nine months ended September 30, 2015 were approximately $563,000 as compared with $4,465,000 of net realized investment gains for the nine months ended September 30, 2014. The losses in 2015 primarily result from sales intended to rebalance the mix of our investment portfolio as discussed earlier.

Net other-than-temporary impairment losses for the nine months ended September 30, 2015 and 2014 were approximately $3,869,000 and $0, respectively. During the nine months ended September 30, 2015, we recognized impairment losses specific to two fixed-maturity securities and eight equity securities.

Policy Fee Income for the nine months ended September 30, 2015 and 2014 was approximately $2,477,000 and $1,826,000, respectively. The increase from the corresponding period in 2014 is primarily due to an increase in policy renewals.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $65,804,000 and $58,939,000, respectively, during the nine months ended September 30, 2015 and 2014. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2015 and 2014 of approximately $30,917,000 and $28,674,000, respectively, primarily reflect the amortization of deferred acquisition costs, commissions payable to agents for production and renewal of policies, premium taxes and brokerage fees. The $2,243,000 increase from the corresponding period in 2014 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2015 premiums.

Salaries and Wages for the nine months ended September 30, 2015 and 2014 were approximately $15,174,000 and $12,614,000, respectively. The $2,560,000 increase from the corresponding period in 2014 was primarily attributable to an increase in employee headcount.

Other Operating Expenses for the nine months ended September 30, 2015 and 2014 were approximately $14,040,000 and $15,852,000, respectively. The $1,812,000 decrease is primarily attributable to a $2,553,000 decrease in stock-based compensation offset in part by an increase in other administrative expenses.

Income Tax Expense for the nine months ended September 30, 2015 and 2014 were $33,796,000 and $29,366,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 38.2% for 2015 and 37.9% for 2014.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2015 was 29.8% compared with 31.0% for the nine months ended September 30, 2014. Our wind-only policies, which we assumed from Citizens in December 2014, contributed to this year over year slight improvement. (See Gross Premiums Earned above).

The expense ratio applicable to the nine months ended September 30, 2015 was 30.9% compared with 34.1% for the nine months ended September 30, 2014. The decrease in our expense ratio is primarily attributable to the increase in net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2015 was 60.7% compared with 65.1% for the nine months ended September 30, 2014.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the nine months ended September 30, 2015 was 41.7% compared with 45.2% for the nine months ended September 30, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

Throughout our history, our liquidity requirements have been met through issuance of our common and preferred stock, debt offerings and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by our insurance subsidiaries from premiums written and investment income. We may consider raising additional capital through debt and equity offerings to support our growth and future investment opportunities.

Our insurance subsidiary, HCPCI, requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. Substantially all of our losses and loss adjustment expenses are fully settled and paid within approximately 100 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

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

Senior Notes

Our long-term debt at September 30, 2015 consisted of 8% Senior Notes due 2020 and 3.875% Senior Convertible Notes due 2019, which were issued for gross proceeds of $40,250,000 and $103,000,000, respectively. We make quarterly interest payments of $805,000 on the senior notes due 2020 with quarterly payments due on January 30, April 30, July 30 and October 30. We make semiannual interest payments of approximately $1,996,000 on the convertible notes with payments due in arrears on March 15 and September 15 of each year. See Note 6 – “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At September 30, 2015, there was an aggregate unfunded capital balance of $20,373,000. See Limited Partnership Investments under Note 3 – “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

ADC Arrangement

We currently have an ADC Arrangement under which we agreed to provide financing for the acquisition, development and construction of a retail shopping center and appurtenant facilities. The maximum loan amount initially was $9,785,000 but increased to $10,200,000 during the first quarter of 2015. The increased financing is intended for use in acquiring additional land. In September 2015, we provided the property developer with a $550,000 bridge loan in addition to the ADC Arrangement at an annual interest rate of 11% to finance its operations. The loan principal and interest is due and payable on or before January 31, 2016. At September 30, 2015, $1,120,000 of the commitment remained available to the developer.

Real Estate Development in Progress

Through a joint venture in which our subsidiary, Greenleaf Essence LLC, has a controlling financial interest, we currently have a development project in Riverview, Florida where a retail center will be constructed for lease or for sale. In October 2015, we purchased 2.32 acres of land for a total price of $2,747,000. We expect to finance existing and future development projects with cash from real estate operations and perhaps through property financings.

Sources and Uses of Cash

Cash Flows for the Nine Months ended September 30, 2015

Net cash provided by operating activities for the nine months ended September 30, 2015 was approximately $106,330,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $79,773,000 was primarily due to the purchases of available-for-sale securities of $121,176,000, the funding of the ADC Arrangement of $6,276,000 and $22,486,000 used to fund the limited partnership investments, decreased by redemptions and repayments of fixed-maturity securities of $5,655,000, and the proceeds from sales of available-for- sale securities of $65,621,000. Net cash used in financing activities totaled $9,380,000, which was primarily due to $1,610,000 used in our share repurchase plan and $9,077,000 of net cash dividend payments, offset by $1,836,000 of tax benefits on stock-based compensation.

Cash Flows for the Nine Months ended September 30, 2014

Net cash provided by operating activities for the nine months ended September 30, 2014 was approximately $63,881,000, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $16,910,000 was primarily due to the purchases of available-for-sale securities of $88,837,000, the funding of the ADC Arrangement of $2,608,000 and the $4,500,000 cash contribution to a joint venture, decreased by redemptions and repayments of fixed-maturity securities of $2,960,000, and the proceeds from sales of available-for-sale securities of $76,751,000. Net cash used in financing activities totaled $36,033,000, which was primarily due to $27,815,000 used in our share repurchase plan and $8,843,000 of net cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At September 30, 2015, we had $180,640,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

We are contractually committed to provide financing for the acquisition, development and construction of one real estate property and to provide capital contributions for limited partnership interests (which are referred to herein as the ADC Arrangement and the Limited Partnership Investments, respectively). Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 13 – “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitments below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments as of September 30, 2015 (amounts in thousands):

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$991	185	340	278	188
Service agreement (1)	151	21	46	50	34
Reinsurance contracts (2)	32,990	32,990	—	—	—
Acquisition, development and construction loan commitment (3)	1,120	1,120	—	—	—
Unfunded capital commitments (4)	20,373	20,373	—	—	—
Long-term debt obligations (5)	171,709	7,211	14,422	150,076	—

Total	$227,334	61,900	14,808	150,404	222

(1)	Includes the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to India were converted from Indian rupees to U.S. dollars using the September 30, 2015 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unused portion of our commitment related to the ADC Arrangement. See Note 13 – “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.
(4)	Represents the unfunded balance of capital commitments under the subscription agreements related to limited partnerships.
(5)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020 and the convertible notes due March 15, 2019.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2015, $25,654,000 of the total $57,217,000 we had reserved for losses and loss adjustment expenses was attributable to our estimate of IBNR. The remaining $31,563,000 relates to known cases which have been reported but not yet fully settled in which case we have booked a reserve based on our best estimate of the ultimate cost of each claim. At September 30, 2015, $16,818,000 of the $31,563,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $48,908,000 at December 31, 2014 to $57,217,000 at September 30, 2015. The $8,309,000 increase in our Reserves is comprised of $32,362,000 in new reserves specific to the 2015 loss year decreased by reductions in our Reserves of $16,003,000 for 2014 and $8,050,000 for 2013 and prior loss years. The $32,362,000 in Reserves established for 2015 claims is primarily due to the increase in our policy count and exposures. The decrease of $24,053,000 specific to our 2014 and prior loss-year reserves is primarily due to settlement of claims related to those loss years. During the nine months ended September 30, 2015, we experienced adverse development of approximately $2,331,000 related to 2014 and prior loss years. Factors that are attributable to adverse development may include higher severity of claims than the severity of claims considered in establishing our initial Reserves and a larger than anticipated number of late reported claims.

Based on all information known to us, we consider our Reserves at September 30, 2015 to be adequate to cover our claims for losses that had occurred as of that date including losses yet to be reported to us. However, these estimates must continually be reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended September 30, 2015 and 2014, we accrued benefits of $4,709,000 and $6,410,000, respectively. For the three months ended September 30, 2015, we recognized ceded premiums of $1,808,000, representing amortization of previously deferred reinsurance costs for increased coverage. For the three months ended September 30, 2014, we deferred recognition of $102,000 in ceded premiums. For the three months ended September 30, 2015 and 2014, net reductions in ceded premiums totaled $2,901,000 and $6,512,000, respectively.

For the nine months ended September 30, 2015 and 2014, we accrued benefits of $17,077,000 and $14,405,000, respectively. For the nine months ended September 30, 2015, we recognized net ceded premiums of $1,562,000, representing amortization of $1,825,000 of previously deferred reinsurance costs for increased coverage decreased by a net increase of $263,000 of ceded premiums deferred for the period. For the nine months ended September 30, 2014, we deferred recognition of $2,647,000 in ceded premiums. For the nine months ended September 30, 2015 and 2014, net reductions in ceded premiums totaled $15,515,000 and $17,052,000, respectively.

As of September 30, 2015, we had $31,101,000 of accrued benefits and $4,893,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable. At December 31, 2014, we had $28,123,000 of accrued benefits and $6,456,000 of ceded premiums deferred related to these agreements. In July 2015, we received $14,100,000 under the terms of one of the retrospective reinsurance contracts, which terminated May 31, 2015. We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

In addition to Reserves and reinsurance contracts, we believe our accounting policies for deferred income taxes and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements. These accounting estimates and related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 10, 2015. For the nine months ended September 30, 2015, there have been no material changes with respect to any of our critical accounting policies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to the unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at September 30, 2015 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by investment companies and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2015 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$109,889	$(17,215)	(13.54)%
200 basis point increase	115,627	(11,477)	(9.03)%
100 basis point increase	121,365	(5,739)	(4.52)%
100 basis point decrease	132,839	5,735	4.51%
200 basis point decrease	138,403	11,299	8.89%
300 basis point decrease	142,731	15,627	12.30%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are primarily investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2015 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$1,522	1	$1,524	1
AA+, AA, AA-	18,345	14	18,565	15
A+, A, A-	37,491	29	37,819	30
BBB+, BBB, BBB-	51,080	39	49,454	39
BB+, BB, BB-	12,348	10	11,837	9
B+, B, B-	2,029	2	1,442	1
Other and not rated	6,692	5	6,463	5

Total	$129,507	100	$127,104	100

Equity Price Risk

Our equity investment portfolio at September 30, 2015 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at September 30, 2015 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$25,518	48
Consumer	8,465	16
Energy	2,962	6
Other (1)	4,105	7

	41,050	77

Mutual funds and Exchange traded funds by type:
Debt	11,145	21
Equity	1,341	2

	12,486	23

Total	$53,536	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2015, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Substantially all of our historical revenue has been generated from policies assumed from Citizens, our acquisition of policies from HomeWise and subsequent renewals of these policies. Our ability to grow our premium base may depend upon the availability of future policy assumptions from Citizens or other acquisitions upon acceptable terms. We cannot assure you that such opportunities will arise. Our past assumptions have contained provisions requiring us to offer renewals to all policyholders for three years from the date of first renewal. Premium rates may change but are limited to rates approved by state regulatory authorities applicable to our entire portfolio of policies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Repurchases of Securities

The table below summarizes the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares during the three months ended September 30, 2015 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
July 31, 2015	—	—	n/a	n/a
August 31, 2015	—	—	n/a	n/a
September 30, 2015	535	$38.22	n/a	n/a

	535	$38.22

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2014 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011.

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.10	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.11	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.12	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.13	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.15	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.16	Multi Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.20	Per Occurrence Excess Of Loss Reinsurance Contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Endorsement No. 2 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.22	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.24**	Executive Employment Agreement dated March 8, 2012 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Scott R. Wallace. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 30, 2012.

10.27**	Restricted Stock Agreement dated April 20, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 100,000 shares of restricted common stock to Scott R. Wallace. Incorporated by reference to Exhibit 10.27 of our Form 10-Q filed May 14, 2012.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013.

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013.

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013.

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013.

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013.

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013.

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013.

10.41	Endorsement No 1 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013.

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013.

10.55	Purchase Agreement, dated December 5, 2013, by and between HCI Group, Inc. and JMP Securities LLC, as representative of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 6, 2013.

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Endorsement No 1 effective June 1, 2015 to Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.59	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.60	Endorsement No 1 effective June 1, 2015 to Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company by Endurance Specialty Insurance LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.61	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Endurance Specialty Insurance LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.62	Endorsement No 2 effective June 1, 2015 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by National Liability & Fire Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.63	Endorsement No 3 effective June 1, 2015 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Claddaugh Casualty Insurance Company LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.64	Endorsement No 1 effective June 1, 2015 to Multi-Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.65	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Reinstatement Premium Protection Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.66	Endorsement No 1 effective June 1, 2015 to Multi-Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Blue Water Reinsurance LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.67	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Reinstatement Premium Protection Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Blue Water Reinsurance LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.68	Endorsement No 1 effective June 1, 2015 to Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Aeolus RE LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.69	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Aeolus RE LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.70	Endorsement No 1 effective June 1, 2015 to Underlying Aggregate Excess of Loss Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Claddaugh Casualty Insurance Company LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.71	Endorsement No 1 effective June 1, 2015 to Excess of Loss Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by National Liability & Fire Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.72	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.73	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Blue Water RE LTD; and Endurance Specialty Insurance LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.74	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.75	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Allianz Risk Transfer AG (Bermuda Branch)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.76	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.77	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Certain Underwriters at Lloyd’s; Amlin Bermuda (Branch of Amlin AG); Pioneer Underwriters (on behalf of Peak Reinsurance Company Limited); Ace Tempest Reinsurance Limited; Claddaugh Casualty Insurance Company LTD; Davinci Reinsurance LTD; Endurance Specialty Insurance LTD; Everest Reinsurance Company; Montpelier Reinsurance LTD; Odyssey Reinsurance Company; Partner Reinsurance Company LTD; and Renaissance Reinsurance LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.78	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.79	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Certain Underwriters at Lloyd’s; Amlin Bermuda (Branch of Amlin AG); Pioneer Underwriters (on behalf of Peak Reinsurance Company Limited); Pioneer Underwriters (on behalf of Taiping Reinsurance Co LTD; Ace Tempest Reinsurance Limited; Arch Reinsurance LTD; Davinci Reinsurance LTD; Endurance Specialty Insurance LTD; Everest Reinsurance Company; Hannover RE (Bermuda) LTD; Montpelier Reinsurance LTD; MS Frontier Reinsurance LTD; Odyssey Reinsurance Company; Partner Reinsurance Company LTD; and Renaissance Reinsurance LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.80	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.81	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Swiss Reinsurance America Corporation). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.82	Underlying Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.83	Interests And Liabilities Agreement forming a part of Underlying Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurer (Claddaugh Casualty Insurance Company LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.84	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.85	Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. subscribing reinsurers (Certain Underwriters at Lloyd’s; and Blue Water RE LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.86	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.87	Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. subscribing reinsurers (Allianz Risk Transfer AG (Bermuda Branch); Blue Water RE LTD); . Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.88	Reimbursement Contract effective June 1, 2015 between Homeowners Choice Property & Casualty Insurance Company and the Florida State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed August 7, 2015.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

November 4, 2015	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer (Principal Executive Officer)

November 4, 2015	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.