Form 10-K
period 2015-12-31
HCI Group, Inc.
filed 2016-03-04
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015, computed by reference to the price at which the common stock was last sold on June 30, 2015, was $394,402,494.

The number of shares outstanding of the registrant’s common stock, no par value, on February 23, 2016 was 10,783,747.

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

HCPCI began operations by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. We have assumed policies in a series of separate transactions, which took place from July 2007 through October 2015. In addition, we completed a transaction with HomeWise Insurance Company (“HomeWise”) in November 2011 through which we acquired its Florida policies. Substantially all of our premium revenue since inception has come from the policies acquired in these assumption transactions and subsequent renewals. Through the Citizens assumptions and HomeWise policies, we have increased our geographic diversification within the state of Florida. We currently have approximately 160,000 policies in force and approximately $400 million in annualized gross premiums.

Citizens has historically required us to offer renewals on the policies we acquire in the take-out program for a period of three years subsequent to the initial expiration of the assumed policies. The policyholders have the option to renew with us or they may place their coverage with another insurance company. Policyholders also have the option to opt out of the assumption and return to Citizens. With respect to our November 2013 through October 2015 assumptions, the opt-out provision was limited to the thirty-day period preceding and following the assumption date. We strive to retain these policies by offering competitive rates and exceptional service to our policyholders. We may selectively pursue additional assumption transactions with Citizens in the future as opportunities arise that meet our underwriting criteria.

We face various challenges to implementing our operating and growth strategies. Since we currently write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant adverse effect on our business, results of operations, and financial condition. To mitigate our risk of such catastrophic losses, we cede a portion of our exposure to reinsurers under contracts called catastrophe excess of loss reinsurance treaties and one quota share arrangement. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida, which must approve our policy forms and premium rates as well as monitor HCPCI’s compliance with financial and regulatory requirements. Additionally, we may compete with large, well-established insurance companies, possessing greater financial resources, larger agency networks, and greater name recognition. See Item 1A, “Risk Factors,” below.

HCPCI began writing flood coverage in January 2014 in response to the demand for an alternative to the Federal National Flood Insurance Program for Florida homeowners. The flood coverage is offered on a limited basis as a policy endorsement to eligible Florida customers who are likely most impacted by the significant rate increases that may result from the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012. In December 2015, HCPCI was approved by the Florida Office of Insurance Regulation (“FLOIR”) to write standalone flood insurance policies for Florida homeowners. In addition, we anticipate that our recently organized and approved Florida insurance subsidiary, TypTap Insurance Company (“TypTap”) will also transact insurance as a property and casualty insurer during 2016.

We seek opportunities to enter the property and casualty insurance market and establish our presence in other states. HCPCI has been approved to underwrite excess and surplus lines insurance products in Maryland, New Jersey, South Carolina, and Virginia. As of the date of filing of this Annual Report on Form 10-K, HCPCI has not written an excess and surplus lines policy in any of these states. We also have one Alabama domiciled insurance subsidiary, Homeowners Choice Assurance Company, Inc., which has not written any policies as of the filing date of this report.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies. We believe that we have approximately 19 significant competitors writing homeowners’ property and casualty insurance in the state of Florida. Based on September 30, 2015 annualized premiums written data from the FLOIR, we are the fifth largest provider of homeowners’ property and casualty insurance in the state.

Our competitors may have larger financial capacities, greater resource availability, and more diversification in terms of insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. In addition, large national insurers may reenter the Florida homeowners’ property and casualty insurance market and they may have certain competitive advantages such as increased name recognition, increased loyalty of their customer base, and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business, or other reasons, price their insurance products below ours. This pricing pressure may lead to overall premium reductions across the Florida market. In fact, the FLOIR recently approved a rate decrease that was effective January 1, 2016 for our new and renewal homeowners multi-peril business. Rates for our homeowners multi-peril policies will have an average overall decrease in premiums of approximately five percent while condominiums and renters multi-peril policies will receive uniform rate decreases in premiums of two percent and eight percent, respectively. Based on our current book of business, we estimate the overall reduction in 2016 net income will range from $4,500,000 to $5,500,000 with an impact on gross premiums earned of approximately $14,000,000.

Our competitive strategies focus on the following key areas:

•	Exceptional service – We are committed to maintaining superior service to our policyholders and agents.

•	Claims settlement practices – We focus on fair and timely settlement of policyholder claims.

•	Disciplined underwriting – We analyze exposures and utilize available underwriting data to ensure policies meet our selective criteria.

•	New product offerings – In addition to our flood-endorsed policies and wind-only program, we may cross-sell additional insurance products to our existing policyholders in order to broaden our lines of business and product mix or identify other lines of insurance to offer. In 2016, we anticipate offering flood-only policies to Florida customers.

•	Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents.

For instance, we currently use our internally developed application, ExzeoTM, to increase the efficiency of our claims processing and settlement. In addition to our traditional sales channels such as insurance agents and brokers, we plan to sell flood-only policies directly to Florida homeowners through our website and applications developed by us.

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

Regulatory Uncertainty

Certain states including Florida have adopted laws or are considering proposed legislation which, among other things, limits the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies. The Florida legislature continuously considers bills affecting the Florida residential property insurance market. Current law penalizes insurers for noncompliance with the insurance code, establishes a private cause of action relating to claims payment practices, extends the notice period applicable to non-renewals of certain residential policies, prevents non-renewals and cancellation except for material misrepresentation and non-payment of premium and establishes procedures governing rate filings. Any changes in such laws and regulations could have a material, adverse effect on our operations or our ability to expand.

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

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined once every five years. However, the FLOIR has the authority to conduct an examination whenever it is deemed appropriate. HCPCI’s latest FLOIR financial examination related to the year ended December 31, 2010.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2015, 2014 and 2013, see Note 11 — “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represent estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE for the years 2007 (inception) through 2015 (amounts in thousands):

Schedule of Loss Development

	Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015
Original liability for losses and LAE[1]	$1,688	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690
Re-estimated losses and LAE[2] as of:
1 year later	1,412	10,879	18,399	26,776	27,309	38,712	47,344	57,807
2 years later	1,236	10,991	19,866	26,003	28,536	40,015	50,280
3 years later	1,268	11,661	19,361	27,226	28,499	42,976
4 years later	1,327	11,528	19,617	26,544	29,038
5 years later	1,330	11,424	18,969	26,871
6 years later	1,330	11,361	19,020
7 years later	1,330	11,302
8 years later	1,331
Cumulative redundancy (deficiency)[3]	357	3,461	158	(4,725)	(1,614)	(1,808)	(6,594)	(8,899)

Cumulative amount of liability paid as of:
1 year later	760	7,725	10,481	16,833	15,652	22,365	26,595	33,347
2 years later	1,108	9,229	15,336	20,708	21,707	31,824	38,695
3 years later	1,108	10,339	17,065	23,732	25,350	37,041
4 years later	1,327	10,947	17,992	25,063	26,772
5 years later	1,330	11,121	18,375	25,681
6 years later	1,330	11,167	18,465
7 years later	1,330	11,302
8 years later	1,331

Gross premiums earned	$9,546	$61,925	$110,011	$119,757	$143,606	$233,607	$337,113	$365,488	$423,120

1	Represents management’s original estimated liability for (i) unpaid claims, (ii) IBNR, and (iii) loss adjustment expenses.
2	Represents the re-estimated liabilities in later years for unpaid claims, IBNR and loss adjustment expenses for each of the respective years.
3	Represents the difference between the latest re-estimate and the original estimate. A redundancy indicates the original estimate is higher than the current estimate whereas a deficiency indicates the original estimate is lower than the current estimate.

For the years ended December 31, 2015, 2014 and 2013, revenues from property and casualty insurance operations represented 93.2%, 96.1% and 95.0%, respectively, of total revenues of all operating segments. As a result, our property and casualty insurance operations are our only reportable operating segment.

Reinsurance

We have a Bermuda domiciled wholly owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, displacing the need for HCPCI to pay premiums to third party reinsurers. Claddaugh fully collateralizes its exposure to HCPCI by depositing funds into a trust account. Claddaugh also mitigates a portion of its risk through one retrocession contract.

Other Operations

Real Estate

Our real estate operations consist of real properties we own, operations located at those owned properties and investments in three commercial development projects, two of which are at our own properties and managed through joint ventures.

Properties Used in Operations

Our owned real estate used in operations consists of our headquarters building in Tampa, Florida, and our secondary insurance operations site in Ocala, Florida. At our headquarters, we lease available space to non-affiliates at various terms. The Ocala location, in addition to day-to-day operational use, serves as our alternative site in the event we experience any significant disruption at our headquarters building.

Operations at Investment Properties

Our investment properties consist of a combined 24 acres of waterfront and land and include one full-service restaurant and two marinas. The combined marina facilities offer to the general public: a) one dry-stack boat storage facility with capacity for approximately 305 boats; b) approximately 64 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry-stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis. We acquired the restaurant and marina operations in connection with our purchase of those properties and we continue to operate them to enhance the property values. We also lease available space to non-affiliates at one of these locations.

Investment Projects

We have one ongoing real estate development and construction project in which our involvement is through an acquisition, development and construction loan arrangement (“ADC Arrangement”). Under the ADC Arrangement, we financed the acquisition, development and construction of a retail shopping center. Greenleaf Capital, one of our wholly owned subsidiaries, has an option to purchase the property when the construction project is completed contingent upon tenant rental commitments for at least 90% of rentable space being secured by the developer.

We also have two real estate development projects through joint venture arrangements, one in which we have a 90% non-controlling equity interest and another which we consolidate with our operations. We believe these opportunities will enable us to grow our real estate portfolio and diversify our future sources of income. See Note 4 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Noida, India and in Tampa, Florida, are focused on developing cloud-based, innovative products or services that can be marketed to the public in addition to providing affiliates with back-office technology support services designed to facilitate and improve our ongoing operations. Some of the technologies originally developed in-house for our own insurance operations have been launched for use by third parties. These products include the following:

ExzeoTM

Exzeo is a cloud-based application available at Exzeo.com that provides automation and intelligence across multiple business processes. The product offers a highly customizable environment for businesses to integrate existing applications and develop new ones to address their unique business needs.

PropletTM

We introduced to a selected group of independent insurance agents our new web-based tool called Proplet. Agents can search a property’s insurance-related information such as wind mitigation reports, inspection reports, claims activity reports or flood zone areas by name, by address or by dropping a pin on a specific location on a map interface. In addition, agents can obtain an instant insurance quote from HCPCI through the use of Proplet. We plan to improve this technology continually as part of our commitment to exceptional service to policyholders and agents.

Atlas ViewerTM

Atlas Viewer is our interactive cloud-based data mapping and visualization application. Atlas Viewer allows users to upload, view and securely share data feeds on a customized map. Atlas Viewer, an industry agnostic data visualization product, allows users to combine data from multiple sources and leverage location coordinates to make more informed business decisions. Atlas Viewer is offered as a subscription-based service.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2015, 2014 and 2013:

(Amounts in millions except per share amounts)
For the year ended December 31:	2015	2014	2013

Net premium earned	$282.5	$252.1	$234.2
Total revenue	$286.0	$266.1	$241.1
Losses and loss adjustment expenses	$87.2	$79.5	$65.1
Income before income taxes	$106.2	$101.0	$106.5
Net income	$65.9	$62.7	$65.6
Income available to common stockholders	$65.9	$62.7	$65.5

Earnings per share of common stock:
Basic	$6.51	$5.90	$5.82
Diluted	$5.90	$5.36	$5.63

Dividends per common share	$1.20	$1.10	$0.95

Net cash provided by operating activities	$45.2	$88.7	$55.5

Cash dividends paid on common stock	$11.7	$11.7	$10.8

At December 31:
Total investments	$232.9	$168.8	$146.0
Cash and cash equivalents	$267.7	$314.4	$293.1
Total assets*	$637.0	$598.6	$522.0
Total stockholders’ equity	$237.7	$182.6	$160.5
Common shares outstanding (in millions)	10.3	10.2	10.9

*	Total assets at December 31, 2014 and 2013 have been adjusted to conform to the presentation used for the year ended December 31, 2015 following the early adoption of one new accounting standard in December 2015 as if the change been made in all prior periods presented. See Note 2 — “Summary of Significant Accounting Policies” under Adoption of New Accounting Standard to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Environmental Matters

Our subsidiaries that own waterfront property, including marina facilities, are subject to regulations under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites.

Employees

As of February 19, 2016, we employed approximately 225 full-time individuals working primarily from our corporate offices in Florida and approximately 85 employees located in India. In addition, our real estate operations have approximately 69 employees leased through professional employer organizations.

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

Substantially all of our historical revenue has been generated from policies assumed from Citizens, our acquisition of policies from HomeWise and subsequent renewals of these policies. Our ability to grow our premium base may depend upon the availability of future policy assumptions from Citizens or other acquisitions upon acceptable terms. We cannot assure you that such opportunities will arise in the future. Our past assumptions have contained provisions requiring us to offer renewals to all policyholders for three years from the date of first renewal. Premium rates may change but are limited to rates approved by state regulatory authorities applicable to our entire portfolio of policies.

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

Our operations are highly dependent on the efforts of our senior executive officers, particularly our chief executive officer, Paresh Patel, as well as our chief financial officer, Richard Allen. The loss of their leadership, industry knowledge and experience could negatively impact our operations. However, we have management succession plans to lessen any such negative impact. With the exception of Mr. Patel and Mr. Allen, we have no employment agreements with any of our personnel nor do we offer any guarantee of any employee’s ongoing service. We maintain key-man life insurance on Mr. Patel although such policy may be insufficient to cover us for the damage resulting to our company from the loss of Mr. Patel’s services.

Our information technology systems may fail or suffer a loss of security, which could adversely affect our business.

Our insurance business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform underwriting and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., the printing and mailing of our policies, endorsements, renewal notices, etc.). The successful operation of our systems depends on a continuous supply of electricity. The failure of these systems or disruption in the supply of electricity could interrupt our operations and result in a material, adverse effect on our business.

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

In addition, a security breach of our computer systems could damage our reputation. We retain confidential business information and policyholder information in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or other disruptions. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

We conduct our business primarily from offices located in Tampa, Florida where tropical storms could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business although we believe we have sufficient redundancies to replace our facilities if functionality is impaired. We contract with a third party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. Access to these databases is strictly controlled and limited to authorized personnel. In the event of a disaster causing a complete loss of functionality at our Tampa location, we plan to temporarily use our secondary office in Ocala, Florida to continue our operations.

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

Certain holdings in our investment portfolio include limited partnership interests, a construction loan (which is referred to herein as the ADC Arrangement) and real estate joint ventures. We also plan to increase our holdings in these types of investments in the near future. These investments may be illiquid in the near term as they are privately placed and are subject to certain restrictions or conditions that may limit our ability to immediately dispose of the investments. If it becomes necessary to sell any of these investments at a time when the fair market value is below our carrying value, we may incur significant losses which could have a material adverse effect on our net income and financial position.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our available cash.

A portion of our income is, and likely will continue to be, generated by the investment of our available cash. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of available cash invested. We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it difficult to estimate accurately the amount of investment income that will be realized. In fact, we have realized and may in the future realize losses on sales of our investments as well as other-than-temporary losses on our investment holdings.

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

The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks, including risks associated with new product offerings. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result, price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including —

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

Our Florida insurance subsidiaries are approved as admitted carriers in Florida and HCPCI is approved as a non-admitted carrier in Maryland, New Jersey, South Carolina and Virginia. In addition, our Alabama subsidiary is approved as an admitted carrier to write insurance products in Alabama. We may in the future seek authorization to transact business in other states as well. We will therefore become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

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

Insurance companies are generally subject to assessments levied by the states where they conduct their business. While we can recover these assessments from policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material, adverse effect on our cash flows and results of operations in a particular reporting period.

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

Our restaurant operations expose us to unique business risks. For example, restaurant operations are dependent in large part on food, beverage, and supply costs that are not within our control. In addition, the restaurant industry is affected by changes in consumer preferences and discretionary spending patterns that could adversely affect revenues from restaurant operations. Moreover, the restaurant industry is affected by litigation and publicity concerning food quality, health, and other issues which can cause guests to avoid restaurants and that can result in liabilities. Any one of these risks, among others, could negatively impact our operating results and financial condition.

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

Our ongoing investments in real estate and information technology businesses have inherent risks, and could burden our financial and human resources.

We have invested and expect to continue to invest in real estate and information technology businesses. Despite our due diligence prior to each venture, these investments may still involve significant risks and uncertainties, including distraction of management and employees from current operations, insufficient revenues to offset liabilities assumed and incurred expenses, inadequate return of capital, and failure to realize the anticipated benefits. There can be no assurance that such investments will be successful and will not adversely affect our financial condition and operating results.

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

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of 3.5 acres of land, a three-story building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by us and our U.S. subsidiaries and serves as our headquarters. In addition, we lease an aggregate of approximately 34,300 square feet to non-affiliates.

Ocala, Florida. The real estate consists of 1.6 acres of land and an office building with gross area of approximately 16,000 square feet. The facility is designated for our insurance operations and will be used as an alternative location in the event a catastrophic event impacts our operations in Tampa, Florida.

Investment Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility and the restaurant are currently owned and operated by us.

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of 28,893 square feet. This marina facility is owned and operated by us. Approximately 5% of the available retail space is occupied by the Company, 68% of the retail space is leased to non-affiliates, and 27% of the retail space is available for lease.

Riverview, Florida. The real estate consists of 2.32 acres of land on which a retail center will be constructed for lease or for sale. This development project is operated and managed through a consolidated joint venture.

Sorrento, Florida. The real estate includes 5.42 acres of outparcel land intended for ground lease or resale. This outparcel land is owned by us and is adjacent to an ongoing real estate development and construction project, consisting of 10.48 acres of land, which we have financed through the ADC Arrangement.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease commenced January 15, 2013 and has an initial term of nine years. We are permitted to terminate the lease after the 36-month period following the commencement date by providing 3 months’ written notice to the landlord.

Miami, Florida. We lease approximately 2,819 square feet of office space for our claims related administration. The lease commenced February 15, 2015 and has an initial term of three years.

Rental expense under all facility leases was $304,000, $222,000 and $248,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

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

In December 2014, we received two nearly identical letters from a single law firm representing two individual shareholders demanding we take action against our directors to remedy alleged damages to the Company. The Company, each of the directors and the two shareholders have agreed to a settlement. Our directors agreed to cancel portions of their restricted stock awards aggregating 160,000 restricted shares, including 100,000 restricted shares issued to our chief executive officer. Those restricted shares were cancelled March 2, 2016. As a result, our results of operations for the year ended December 31, 2015 included $936,000 of expense related to this settlement, primarily expense related to the reclassification from retained earnings of dividends paid through December 2015 and expense related to the acceleration and recognition of the unamortized portion of accounting expense determined at the grant date. Our board members and the Company also agreed to implement certain non-financial corporate governance changes. The board expects to revisit our chief executive’s equity based compensation during 2016. We are not aware of any other pending shareholder demands.

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Markets for Common Stock

Our common stock is trading on the New York Stock Exchange under the symbol “HCI.” The following table represents the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	Common Stock Price
	High	Low
Calendar Quarter - 2015
First Quarter	$50.01	41.42
Second Quarter	$47.35	42.25
Third Quarter	$45.51	37.43
Fourth Quarter	$45.26	32.35

Calendar Quarter - 2014
First Quarter	$52.07	35.92
Second Quarter	$41.41	34.24
Third Quarter	$43.35	35.99
Fourth Quarter	$50.84	35.36

Holders

As of February 25, 2016, the market price for our common stock was $34.92 and there were 173 holders of record of our common stock.

Dividends

The declaration and payment of dividends is at the discretion of our board of directors. Our ability to pay dividends depends on many factors, including the Company’s operating results, financial condition, capital requirements, and legal and regulatory constraints and requirements on the payment of dividends and such other factors as our board of directors deems relevant. The following table represents the frequency and amount of all cash dividends declared on our common stock for the two most recent fiscal years:

Declaration	Payment	Date of	Per Share
Date	Date	Record	Amount
1/27/2014	3/21/2014	2/21/2014	$0.275
3/17/2014	6/20/2014	5/16/2014	$0.275
6/26/2014	9/19/2014	8/15/2014	$0.275
10/21/2014	12/19/2014	11/21/2014	$0.275
1/19/2015	3/20/2015	2/20/2015	$0.30
4/20/2015	6/19/2015	5/15/2015	$0.30
7/21/2015	9/18/2015	8/21/2015	$0.30
10/16/2015	12/18/2015	11/20/2015	$0.30

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders unless certain requirements, which are discussed in Note 19 — “Regulatory Requirements and Restrictions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, are met.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2015. We currently have no equity compensation plans not approved by our stockholders.

	(a)	(b)	(c)
	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity Compensation Plans Approved by Stockholders	110,000	$3.19	4,205,967

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2010 and its relative performance is tracked through December 31, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

All information related to sales of unregistered securities has been reported in a current report on Form 8-K.

Issuer Purchases of Equity Securities

The table below summarizes the number of shares of common stock surrendered by employees to satisfy their exercise price and minimum federal income tax liability associated with the exercise of stock options during the three months ended December 31, 2015 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs
October 31, 2015	—	n/a	n/a	n/a
November 30, 2015	2,013	$39.13	n/a	n/a
December 31, 2015	—	n/a	—	$20,000

	2,013	$39.13	—

(a)	In December 2015, our Board of Directors approved a one-year plan to repurchase up to $20 million of common shares. See Note 14 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

ITEM 6 – Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data at December 31, 2015 and 2014 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013, 2012, and 2011, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	As of or for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in thousands, except per share amounts)
Operating Revenue
Gross premiums earned	$423,120	$365,488	$337,113	$233,607	$143,606
Premiums ceded	(140,614)	(113,423)	(102,865)	(75,939)	(55,525)

Net premiums earned	282,506	252,065	234,248	157,668	88,081
Net investment income	3,978	4,888	1,469	980	2,061
Net realized investment (losses) gains	(608)	4,735	80	276	290
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(5,275)	(107)	—	—	—
Portion of loss recognized in other comprehensive income, before taxes	594	—	—	—	—

Net other-than-temporary impairment losses	(4,681)	(107)	—	—	—
Policy fee income	3,496	2,820	3,098	2,538	1,438
Gain on bargain purchase	—	—	—	179	936
Other income	1,261	1,707	2,193	1,424	1,003

Total operating revenue	285,952	266,108	241,088	163,065	93,809

Operating Expenses
Losses and loss adjustment expenses	87,224	79,468	65,123	66,310	48,243
Policy acquisition and other underwriting expenses	41,984	37,952	31,619	25,930	18,129
Salaries and wages	20,140	16,483	14,714	10,545	4,916
Interest expense	10,754	10,453	3,607	—	—
Goodwill impairment loss	—	—	—	161	—
Other operating expenses	19,658	20,790	19,572	10,539	6,116

Total operating expenses	179,760	165,146	134,635	113,485	77,404

Income before income taxes	106,192	100,962	106,453	49,580	16,405
Income tax expense	40,331	38,298	40,891	19,423	6,441

Net income	$65,861	$62,664	$65,562	$30,157	$9,964
Preferred stock dividends	—	4	(104)	(322)	(815)

Income available to common stockholders	$65,861	$62,668	$65,458	$29,835	$9,149

	As of or for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in thousands, except per share amounts)
Per Share Data:
Basic earnings per common share	$6.51	$5.90	$5.82	$3.45	$1.49

Diluted earnings per common share	$5.90	$5.36	$5.63	$3.02	$1.34

Dividends per common share	$1.20	$1.10	$0.95	$0.88	$0.53

Ratios to Net Premium Earned:
Loss Ratio	30.88%	31.53%	27.80%	42.06%	54.77%
Expense Ratio	32.76%	33.99%	29.67%	29.92%	33.11%

Combined Ratio	63.64%	65.52%	57.47%	71.98%	87.88%

Ratios to Gross Premiums Earned:
Loss Ratio	20.61%	21.74%	19.32%	28.39%	33.59%
Expense Ratio	21.87%	23.45%	20.62%	20.19%	20.31%

Combined Ratio	42.48%	45.19%	39.94%	48.58%	53.90%

Consolidated Balance Sheet Data:
Total investments	$232,917	$168,799	$146,028	$60,916	$58,759
Total cash and cash equivalents (a)	$267,738	$314,416	$293,098	$229,914	$100,055
Total assets (b)	$636,986	$598,557	$522,011	$338,288	$214,818
Long-term debt (b)	$129,429	$125,886	$122,627	$—	$—
Total stockholders’ equity	$237,722	$182,585	$160,521	$121,253	$63,830

(a)	At December 31, 2014, 2013, 2012 and 2011, $300,000 of cash related to a statutory deposit held in trust with the Florida Department of Financial Services has been reclassified to conform to the presentation used for the year ended December 31, 2015.
(b)	Total assets and long-term debt at December 31, 2014 and 2013 have been adjusted to conform to the presentation used for the year ended December 31, 2015 following the early adoption of one new accounting standard in December 2015.

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

We began operations in 2007 by participating in a “take-out program” which is a legislatively mandated program designed to encourage private companies to assume policies from Citizens, a Florida state sponsored insurance carrier. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens and one assumption transaction with HomeWise Insurance Company. This growth track has been beneficial to us in terms of reduced policy acquisition costs and, depending on the timing of the transaction, temporarily lower reinsurance costs. Even though expanding our policyholder base through opportunistic assumptions may continue to be a part of our growth plan, we will also seek opportunities to expand and to provide new product offerings such as our flood product and our wind-only policies.

Recent Developments

On January 8, 2016, our Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends will be paid March 18, 2016 to stockholders of record on February 19, 2016.

On January 14, 2016, HCPCI Holdings, LLC, our real estate subsidiary, entered into a 15-year secured loan agreement for proceeds of $9,200,000. The loan bears a fixed annual interest rate of 4%. Principal and interest are payable in 180 monthly installments. The loan is intended to be used for real estate development projects or other general business purposes.

On January 15, 2016, TypTap Insurance Company, our new Florida insurance subsidiary, was authorized by the Florida Office of Insurance Regulation to transact insurance in the state of Florida as a property and casualty insurer. TypTap is required to maintain minimum capital and surplus of $20,000,000. In January 2016, the Company contributed capital in the amount of $25,000,000 to TypTap of which $300,000 was allocated to meet TypTap’s statutory deposit requirement.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Our results of operations for the year ended December 31, 2015 reflect income available to common stockholders of $65,861,000, or $5.90 earnings per diluted common share, compared with income available to common stockholders of $62,668,000, or $5.36 earnings per diluted common share, for the year ended December 31, 2014. The year over year improvement in our income available to stockholders was primarily attributable to a $57,632,000 increase in gross premiums earned, resulting from assumptions of homeowners multi-peril policies and wind-only policies from Citizens in December 2014 and February 2015. The increase in 2015 was negatively impacted by increased reinsurance costs as a percentage of gross earned premium, $3,245,000 of net realized losses related to limited partnership investments, $4,681,000 of other-than-temporary impairment losses during 2015, $608,000 of net realized losses from investment sales, increased policy acquisition costs, and increased losses and loss adjustment expenses attributable to increased premiums and the settlement and further development of older claims which were recently reported to us.

Revenue

Gross Premiums Earned for the years ended December 31, 2015 and 2014 were approximately $423,120,000 and $365,488,000, respectively. The increase in 2015 was primarily attributable to the assumption from Citizens of approximately 6,000 homeowners multi-peril policies and approximately 30,000 wind-only policies in December 2014 and the assumption of 4,000 primarily homeowners multi-peril policies in February 2015. For the year ended December 31, 2015, gross premiums earned included approximately $93,296,000 and $8,411,000 from the December 2014 and February 2015 assumptions and the renewals of those assumed policies, respectively.

Premiums Ceded for the years ended December 31, 2015 and 2014 were approximately $140,614,000 and $113,423,000, respectively, representing 33.2% and 31.0%, respectively, of gross premiums earned. The $27,191,000 increase in net ceded premiums is attributable to higher rates implemented by the Florida Hurricane Catastrophe Fund and an overall increase in units of reinsurance purchased for the 2015/16 reinsurance program. Our reinsurance program for 2015/16 provides coverage, which according to catastrophe models approved by the FLOIR, is sufficient to cover the probable maximum loss resulting from a 1 in 260 year event. Our reinsurance program for 2014/15 provided coverage for a probable maximum loss resulting from a 1 in 182 year event. In addition, our reduction to ceded premiums attributable to retrospective provisions under certain reinsurance contracts was lower as compared with the corresponding period in 2014.

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties and to assume a proportional share of losses defined in one quota share arrangement. For the years ended December 31, 2015 and 2014, premiums ceded reflect net reductions of $18,322,000 and $23,543,000, respectively, related to provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written for the years ended December 31, 2015 and 2014 totaled approximately $255,724,000 and $294,230,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The decrease in 2015 resulted from an increase of approximately $27,191,000 in premiums ceded during the year combined with a decrease of approximately $11,314,000 in gross premiums written. We had approximately 160,000 policies in force at December 31, 2015 compared to approximately 180,000 policies in force at December 31, 2014.

Net Premiums Earned for the years ended December 31, 2015 and 2014 were approximately $282,506,000 and $252,065,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Years Ended December 31,
	2015	2014
Net Premiums Written	$255,724	$294,230
Decrease (Increase) in Unearned Premiums*	26,782	(42,165)

Net Premiums Earned	$282,506	$252,065

*	Unearned premiums are impacted by the timing and size of any takeout completed during the year net of attrition.

Net Investment Income for the years ended December 31, 2015 and 2014 was approximately $3,978,000 and $4,888,000, respectively. The decrease in 2015 is primarily due to $3,245,000 of net losses related to our limited partnership investments. See Note 4 — “Investments” under Net Investment Income to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Realized Investment Losses for the year ended December 31, 2015 were approximately $608,000 as compared with $4,735,000 of net realized investment gains for the year ended December 31, 2014. The losses in 2015 primarily result from sales intended to rebalance the mix of our investment portfolio to meet our long-term investment goals and strategies.

Net Other-Than-Temporary Impairment Losses for the years ended December 31, 2015 and 2014 were approximately $4,681,000 and $107,000, respectively. During 2015, we recognized impairment losses specific to two fixed-maturity securities and 17 equity securities. Two fixed-maturity securities were subject to credit related loss impairments resulting from our analysis of their expected cash flows. Seventeen equity securities were impaired because each of them had been in an unrealized loss position for a length of time with no near term prospect for recovery.

Policy Fee Income for the years ended December 31, 2015 and 2014 was approximately $3,496,000 and $2,820,000, respectively. The increase in 2015 is directly attributable to an increase in policy renewals.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $87,224,000 and $79,468,000, respectively, for the years ended December 31, 2015 and 2014. Our 2015 losses and loss adjustment expenses were impacted by an increase in the number of policies in force throughout 2015 as compared to 2014 as well as by significant weather-related events during 2015, which contributed to an increase in the volume of reported claims and losses incurred when compared to 2014. We also experienced unfavorable development during 2015 attributable to the settlement and further development of older claims, primarily those related to 2012 and 2014 loss dates. This development was considered in establishing our estimate for unpaid losses and loss adjustment expenses as of December 31, 2015. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2015 and 2014 of approximately $41,984,000 and $37,952,000, respectively, primarily reflect brokerage fees and the amortization of deferred acquisition costs related to commissions payable to agents for production and renewal of policies and premium taxes. The increase in 2015 is primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2015 premiums.

Salaries and Wages for the years ended December 31, 2015 and 2014 were approximately $20,140,000 and $16,483,000, respectively. The $3,657,000 increase in 2015 was primarily attributable to an increase in salaries due to an increase in employee headcount as well as merit increases during 2015. As of December 31, 2015, we had approximately 220 employees located at our offices in Florida compared with 200 employees as of December 31, 2014. We also had 84 employees located in Noida, India at December 31, 2015 versus 79 at December 31, 2014.

Other Operating Expenses for the years ended December 31, 2015 and 2014 were approximately $19,658,000 and $20,790,000, respectively. The $1,132,000 decrease in 2015 was primarily attributable to a $2,411,000 decrease in stock-based compensation partially offset by an increase in other administrative expenses.

Income Tax Expense for the years ended December 31, 2015 and 2014 was approximately $40,331,000 and $38,298,000, respectively, for state, federal and foreign income taxes resulting in an effective tax rate of 38.0% for 2015 and 37.9% for 2014.

Ratios:

The loss ratio applicable to the year ended December 31, 2015 (losses and loss adjustment expenses incurred related to net premiums earned) was 30.9% compared with 31.5% for the year ended December 31, 2014. Losses on our wind-only policies, which we assumed from Citizens in December 2014, were minimal. This benefit, net of unfavorable development related to losses on our non-wind policies, contributed to this slight year over year improvement. (See Gross Premiums Earned above).

The expense ratio applicable to the year ended December 31, 2015 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 32.7% compared with 34.0% for the year ended December 31, 2014. The decrease in our expense ratio is primarily attributable to the increase in net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2015 was 63.6% compared with 65.5% for the year ended December 31, 2014. Our combined ratio was positively impacted by an increase in net premiums earned.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2015 was 42.5% compared with 45.2% for the year ended December 31, 2014. The decrease in 2015 was primarily attributable to the factors described above.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Our results of operations for the year ended December 31, 2014 reflect income available to common stockholders of $62,668,000, or $5.36 earnings per diluted common share, compared with income available to common stockholders of $65,458,000, or $5.63 earnings per diluted common share, for the year ended December 31, 2013. The year over year decrease in our income available to common stockholders was primarily attributable to a $25,020,000 increase in operating revenue offset by increases in our losses and loss adjustment expenses, policy acquisition and other underwriting expenses, and interest expense of $14,345,000, $6,333,000 and $6,846,000, respectively.

Revenue

Gross Premiums Earned for the years ended December 31, 2014 and 2013 were approximately $365,488,000 and $337,113,000, respectively. The increase in 2014 was primarily attributable to revenue from the Citizens assumptions completed in November 2013 and December 2014.

Premiums Ceded for the years ended December 31, 2014 and 2013 were approximately $113,423,000 and $102,865,000, respectively. During the years ended December 31, 2014 and 2013, premiums ceded reflect net reductions of approximately $23,543,000 and $12,521,000, respectively, that relate to certain provisions under certain reinsurance contracts. Premiums ceded were 31.0% and 30.5% of gross premiums earned during the years ended December 31, 2014 and 2013, respectively.

Net Premiums Written for the years ended December 31, 2014 and 2013 totaled approximately $294,230,000 and $251,906,000, respectively.

Net Premiums Earned for the years ended December 31, 2014 and 2013 were approximately $252,065,000 and $234,248,000, respectively, and reflect the gross premiums earned less reinsurance costs.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Years Ended December 31,
	2014	2013
Net Premiums Written	$294,230	$251,906
Increase in Unearned Premiums	(42,165)	(17,658)

Net Premiums Earned	$252,065	$234,248

Net Investment Income for the years ended December 31, 2014 and 2013 was approximately $4,888,000 and $1,469,000, respectively. The increase in 2014 was primarily due to the increase in late 2013 in our investments in available-for-sale securities that comprised the majority of our investment portfolio and the change in the mix of our available-for-sale investments during 2014.

Net Realized Investment Gains for the years ended December 31, 2014 and 2013 were approximately $4,735,000 and $80,000, respectively. The increase in 2014 was due to sales of fixed-maturity securities primarily in the third quarter of 2014.

Net Other-Than-Temporary Impairment Losses for the year ended December 31, 2014 were approximately $107,000 related to one equity security.

Policy Fee Income for the years ended December 31, 2014 and 2013 was approximately $2,820,000 and $3,098,000, respectively. The decrease in 2014 was primarily due to the change in the fourth quarter of 2013 in the method of recognizing policy fees, which are recognized ratably over the policy coverage period.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $79,468,000 and $65,123,000, respectively, during the years ended December 31, 2014 and 2013.

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2014 and 2013 of approximately $37,952,000 and $31,619,000, respectively, primarily reflect brokerage fees and the amortization of deferred acquisition costs related to commissions payable to agents for production and renewal of policies and premium taxes. The increase in 2014 was primarily attributable to commissions and premium taxes related to the policies assumed from Citizens in 2013 that had renewed and were included in 2014 direct written premiums.

Salaries and Wages for the years ended December 31, 2014 and 2013 were approximately $16,483,000 and $14,714,000, respectively. The $1,769,000 increase in 2014 was primarily attributable to an increase in employee headcount. As of December 31, 2014, we had approximately 200 employees located at our offices in Florida compared with 177 employees as of December 31, 2013. We also had 79 employees located in Noida, India at December 31, 2014 versus 67 at December 31, 2013.

Interest Expense for the years ended December 31, 2014 and 2013 was approximately $10,453,000 and $3,607,000, respectively. The increase in 2014 was primarily the result of the 3.875% convertible debt offering completed in December 2013.

Other Operating Expenses for the years ended December 31, 2014 and 2013 were approximately $20,790,000 and $19,572,000, respectively. The $1,218,000 increase in 2014 was primarily attributable to a $3,383,000 increase in stock-based compensation and employee benefit expenses offset by a decrease in other general expenses such as professional service fees, director fees, and charitable contributions.

Income Tax Expense for the years ended December 31, 2014 and 2013 was approximately $38,298,000 and $40,891,000, respectively, for state, federal and foreign income taxes resulting in an effective tax rate of 37.9% for 2014 and 38.4% for 2013.

Ratios:

The loss ratio applicable to the year ended December 31, 2014 was 31.5% compared with 27.8% for the year ended December 31, 2013. (See Gross Premiums Earned and Losses and Loss Adjustment Expenses above).

The expense ratio applicable to the year ended December 31, 2014 was 34.0% compared with 29.7% for the year ended December 31, 2013. The increase in our expense ratio is primarily attributable to the increase in 2014 specific to interest expense and compensation and related costs.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2014 was 65.5% compared with 57.5% for the year ended December 31, 2013. Our combined ratio was negatively impacted by the increase in interest expense and compensation and related costs and, also, the increase in 2014 in our losses and loss adjustment expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Throughout our history, our liquidity requirements have been met through issuances of our common and preferred stock, debt offerings and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by insurance subsidiaries from premiums written and investment income. We may consider raising additional capital through debt and equity offerings to support our growth and future investment opportunities.

Our insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. Substantially all of our losses and loss adjustment expenses are fully settled and paid within approximately 100 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

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

Senior Notes

Our long-term debt at December 31, 2015 consisted of 8% Senior Notes due 2020 and 3.875% Senior Convertible Notes due 2019. We make quarterly interest payments of $805,000 on the senior notes due 2020 with quarterly payments due on January 30, April 30, July 30 and October 30. We make semiannual interest payments of approximately $1,996,000 on the convertible notes with payments due in arrears on March 15 and September 15 of each year. See Note 9 — “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Share Repurchase Plan

On December 15, 2015, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. See Note 14 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At December 31, 2015, there was an aggregate unfunded capital balance of $18,224,000. See Limited Partnership Investments under Note 4 — “Investment” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Development in Progress

Through a joint venture in which our subsidiary, Greenleaf Essence LLC, has a controlling financial interest, we currently have a development project in Riverview, Florida where a retail center will be constructed for lease or for sale. In October 2015, in connection with this development project, we purchased 2.32 acres of land for a total price of $2,747,000. With respect to this development project and other existing projects, there was no unfunded commitment at December 31, 2015. We expect to finance existing and future development projects with cash from real estate operations and perhaps through property financings. In fact, in January 2016, HCPCI Holdings, LLC, our real estate subsidiary, entered into a 15-year secured loan agreement for proceeds of $9,200,000. The loan bears a fixed annual interest rate of 4%.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 are summarized below.

Cash Flows for the Year ended December 31, 2015

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $45,270,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $80,362,000 was primarily due to the funding of the limited partnership investments of $24,636,000, the purchases of available-for-sale securities of $131,379,000, the funding of the ADC Arrangement of $6,968,000, and $4,871,000 used to purchase real estate investments, decreased by redemptions and repayments of fixed-maturity securities of $9,344,000, and the proceeds from sales of available-for-sale securities of $79,406,000. Net cash used in financing activities totaled $11,525,000, which was primarily due to $1,610,000 used in our share repurchase plan and $11,681,000 of net cash dividend payments, offset by $2,295,000 of tax benefits on stock-based compensation.

Cash Flows for the Year ended December 31, 2014

Net cash provided by operating activities for the year ended December 31, 2014 totaled $88,729,000, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $18,652,000 was primarily due to the purchases of available-for-sale securities of $127,622,000, the funding of the ADC Arrangement of $2,803,000 and the $4,500,000 cash contribution to a joint venture, offset by redemptions and repayments of fixed-maturity securities of $4,603,000, and the proceeds from sales of available-for-sale securities of $115,175,000. Net cash used in financing activities totaled $48,730,000, which was primarily due to $38,354,000 used in our share repurchase plan and $11,670,000 of net cash dividend payments.

Cash Flows for the Year ended December 31, 2013

Net cash provided by operating activities for the year ended December 31, 2013 was $55,472,000, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses, reinsurance premiums and losses and loss adjustment expenses. Net cash used in investing activities of $90,040,000 was primarily due to the purchases of available-for-sale securities of $94,215,000, the purchase of $3,433,000 in property and equipment and the purchase of $565,000 in other investments offset by redemptions and repayments of fixed-maturity securities of $3,607,000, and the proceeds from sales of available-for-sale securities of $4,558,000. Net cash provided by financing activities totaled $97,752,000, which was primarily due to $143,250,000 from the issuance of long-term debt offset by $4,770,000 of related underwriting and issuance costs, $10,902,000 of cash dividend payments, and $30,886,000 of payments to repurchase common stock.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At December 31, 2015, we had $173,246,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we had unexpired capital commitments for three of the four limited partnership in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 17 — “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K and Contractual Obligations and Commitments below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of December 31, 2015 (amounts in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$941	186	324	280	151
Service agreement (1)	144	21	46	50	27
Reinsurance contracts (2)	22,989	22,989	—	—	—
Unfunded capital commitment (3)	18,224	18,224	—	—	—
Long-term debt obligations (4)	170,904	7,211	14,422	149,271	—

Total	$213,202	48,631	14,792	149,601	178

(1)	Includes the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from India Rupee to U.S. dollars using the December 31, 2015 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unfunded balance of capital commitment under the subscription agreements related to certain limited partnerships in which we hold an interest.
(4)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020 and the convertible notes due March 15, 2019.

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

Reserves for Losses and Loss Adjustment Expenses. We establish reserves for the estimated total unpaid costs of losses including LAE. Carried loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been incurred but not yet reported. Reserves established by us represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss reserves represent, we believe, management’s best estimate of our company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables such as past loss experience, current claim trends and the prevailing social, changes in our claims adjusting process, economic and legal environments. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. Our exposure is impacted by both the risk characteristics of the physical locations where we write policies, such as hurricane and tropical storm-related risks, as well as risks associated with varying social, judicial and legislative characteristics in the states in which we operate. In determining loss reserves, we give careful consideration to all available data and actuarial analyses.

Reserves represent estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to our insurance company. The amount of loss reserves for reported claims consist of case reserves (based on a case-by-case evaluation of the kind of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss) and bulk reserves for additional growth on carried case reserves on known claims (based on historical patterns of development on aggregate claims grouped by loss date). The amounts of reserves for unreported claims and LAE (incurred but not reported claims, or IBNR) are determined using our historical homeowners insurance information as adjusted to current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results over multiple years.

Reserves are closely monitored and are recalculated periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, claims management personnel complete weekly and ongoing reviews of existing case reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior years. As we continue to expand historical data regarding paid and incurred losses, we use this data to develop expected ultimate loss and loss adjustment expense ratios. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for each line of business. In connection with the determination of these reserves, we will also consider other specific factors such as recent weather-related losses, trends in historical reported and paid losses, and litigation and judicial trends regarding liability. Most of our business was assumed from Citizens and HomeWise. Therefore, we use the loss ratio method, among other methods, to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

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

Description of Ultimate Loss Estimation Methods. The reported loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy for the historical experience that is considered. In order to derive loss development patterns that are predictive for our business, we compile and review loss development triangles of our experience on an accident quarter basis, and select loss development factors based on indications from this analysis of our data. We also consider industry data found in SNL Financial – Property/Casualty Insurance as a reasonability measure for these selected development patterns.

The paid loss development method is mechanically identical to the reported loss development method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections.

The validity of the results from using a loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple claim payments, legal changes, or variations in our mix of business from year to year. Also, since the percentage of losses paid for immature accident quarters is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant distortions in estimated ultimate losses for this highly leveraged accident quarters. Therefore, ultimate values for immature accident quarters are often based on alternative estimation techniques than more mature accident quarters.

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

Finally, we employ the frequency/severity method for exposures that do not tend to follow historical payment and reported patterns, such as catastrophes. For such exposures, we estimate future development of reported claims and average projected loss on IBNR claims. We combine this estimate with our open claims in order to derive an estimate of expected unreported losses. Paid losses are added to this estimate in order to derive an estimate of ultimate losses. This method is based on the assumption that future unreported claims and the average severity of open claims and unreported claims can be reasonably estimated from the experience available.

While the property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and mold, and other uncertain or environmental exposures, we have not experienced significant losses from these types of claims. We have experienced material losses associated with sinkholes in past years, but the materiality of this hazard has decreased significantly since the passing of Florida Senate Bill 408 in 2011. We continue to segregate this data in our derivation of estimated required reserves. While the losses we have experienced from exposures to catastrophes have not been material, these losses have followed materially different loss patterns than the balance of our experience. To address this situation, we separate this exposure from the remainder of the business and derive reserves specific to the catastrophe event. Total reserves are determined by adding the reserves related to each line of business.

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

Year Ended December 31, 2015
Change in Reserves	Reserves	Percentage change in equity, net of tax
-20.0%	41,352	2.67%
-15.0%	43,937	2.00%
-10.0%	46,521	1.34%
-5.0%	49,106	0.67%
Base	51,690	—
5.0%	54,275	-0.67%
10.0%	56,859	-1.34%
15.0%	59,444	-2.00%
20.0%	62,028	-2.67%

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

For the years ended December 31, 2015 and 2014, we accrued benefits of $21,692,000 and $20,794,000, respectively. For the year ended December 31, 2015, we recognized net ceded premiums of $3,370,000, representing amortization of previously deferred reinsurance costs for increased coverage decreased by an increase of ceded premiums deferred for the period. For the year ended December 31, 2014, we deferred recognition of $2,749,000 in ceded premiums. For the years ended December 31, 2015 and 2014, net reductions in ceded premiums totaled $18,322,000 and $23,543,000, respectively.

As of December 31, 2015, we had $35,716,000 of accrued benefits and $3,085,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable. In July 2015, the Company received $14,100,000 under the terms of one of the retrospective reinsurance contracts, which terminated May 31, 2015. At December 31, 2014, we had $28,123,000 of accrued benefits and $6,456,000 of ceded premiums deferred related to these agreements. In June 2014, we received $1,485,000 under the terms of one retrospective reinsurance contract, which terminated May 31, 2014.

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

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolios at December 31, 2015 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by investment companies and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2015 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated FairValue	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$108,270	$(16,739)	(13.39)%
200 basis point increase	113,849	(11,160)	(8.93)%
100 basis point increase	119,428	(5,581)	(4.46)%
100 basis point decrease	130,588	5,579	4.46%
200 basis point decrease	136,002	10,993	8.79%
300 basis point decrease	139,817	14,808	11.85%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by investing in fixed-maturity securities that are generally investment grade, by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector, and by continually monitoring each individual security for declines in credit quality. While we emphasize credit quality in our investment selection process, significant downturns in the markets or general economy may impact the credit quality of our portfolio.

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2015 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$1,520	1	$1,531	1
AA+, AA, AA-	19,300	15	19,721	16
A+, A, A-	34,095	26	34,651	28
BBB+, BBB, BBB-	53,556	42	50,933	41
BB+, BB, BB-	10,171	8	9,827	8
B+, B, B-	3,426	3	2,296	2
CCC+, CC and Not rated	6,546	5	6,050	4

Total	$128,614	100	$125,009	100

Equity Price Risk

Our equity investment portfolio at December 31, 2015 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds (“ETF”). We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity securities at December 31, 2015 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$23,359	48
Consumer	7,761	16
Energy	2,753	6
Industrial	2,202	5
Other (1)	3,406	7

	39,481	82

Mutual funds and ETF by type:
Debt	7,845	16
Equity	911	2

	8,756	18

Total	$48,237	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2015, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HCI Group, Inc.

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCI Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016, expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Clearwater, Florida

March 4, 2016

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders of

HCI Group, Inc.

We have audited HCI Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HCI Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of HCI Group, Inc. as of and for the year ended December 31, 2015, and our report dated March 4, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP
Clearwater, Florida
March 4, 2016

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2015	2014
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $128,614 and $96,163, respectively)	$125,009	$97,084
Equity securities, available for sale, at fair value (cost: $47,548 and $45,387, respectively)	48,237	45,550
Limited partnership investments, at equity	23,930	2,550
Investment in unconsolidated joint venture, at equity	4,787	4,477
Real estate investments (inclusive of $2,906 and $0 of consolidated variable interest entities, respectively)	30,954	19,138

Total investments	232,917	168,799
Cash and cash equivalents (inclusive of $57 and $0 of consolidated variable interest entities, respectively)	267,738	314,416
Accrued interest and dividends receivable	1,390	1,059
Income taxes receivable	1,858	2,624
Premiums receivable	19,631	15,824
Prepaid reinsurance premiums	40,747	34,096
Deferred policy acquisition costs	18,602	15,014
Property and equipment, net	11,786	12,292
Deferred income taxes, net	3,189	2,499
Other assets	39,128	31,934

Total assets	$636,986	$598,557

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$51,690	$48,908
Unearned premiums	187,290	214,071
Advance premiums	4,983	4,380
Assumed reinsurance balances payable	1,084	218
Accrued expenses (inclusive of $21 and $0 of consolidated variable interest entities, respectively)	6,316	4,826
Long-term debt	129,429	125,886
Other liabilities (inclusive of $1,108 and $0 of consolidated variable interest entities, respectively)	18,472	17,683

Total liabilities	399,264	415,972

Commitments and contingencies (Note 17)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 10,292,256 and 10,189,128 shares issued and outstanding in 2015 and 2014, respectively)	—	—
Additional paid-in capital	23,879	20,465
Retained income	215,634	161,454
Accumulated other comprehensive (loss) income, net of taxes	(1,791)	666

Total stockholders’ equity	237,722	182,585

Total liabilities and stockholders’ equity	$636,986	$598,557

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue

Gross premiums earned	$423,120	$365,488	$337,113
Premiums ceded	(140,614)	(113,423)	(102,865)

Net premiums earned	282,506	252,065	234,248

Net investment income	3,978	4,888	1,469
Net realized investment (losses) gains	(608)	4,735	80
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(5,275)	(107)	—
Portion of loss recognized in other comprehensive income, before taxes	594	—	—

Net other-than-temporary impairment losses	(4,681)	(107)	—
Policy fee income	3,496	2,820	3,098
Other	1,261	1,707	2,193

Total revenue	285,952	266,108	241,088

Expenses

Losses and loss adjustment expenses	87,224	79,468	65,123
Policy acquisition and other underwriting expenses	41,984	37,952	31,619
Salaries and wages	20,140	16,483	14,714
Interest expense	10,754	10,453	3,607
Other operating expenses	19,658	20,790	19,572

Total expenses	179,760	165,146	134,635

Income before income taxes	106,192	100,962	106,453

Income tax expense	40,331	38,298	40,891

Net income	$65,861	$62,664	$65,562

Preferred stock dividends	—	4	(104)

Income available to common stockholders	$65,861	$62,668	$65,458

Basic earnings per common share	$6.51	$5.90	$5.82

Diluted earnings per common share	$5.90	$5.36	$5.63

Dividends per common share	$1.20	$1.10	$0.95

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$65,861	$62,664	$65,562

Other comprehensive loss:
Change in unrealized (loss) gain on investments:
Net unrealized (loss) gain arising during the period	(9,366)	3,870	(767)
Other-than-temporary impairment loss charged to investment income	4,681	107	—
Call and repayment losses charged to investment income	77	28	24
Reclassification adjustment for net realized loss (gain)	608	(4,735)	(80)

Net change in unrealized loss	(4,000)	(730)	(823)
Deferred income taxes on above change	1,543	282	317

Total other comprehensive loss, net of income taxes	(2,457)	(448)	(506)

Comprehensive income	$63,404	$62,216	$65,056

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2015

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2014	—	$—	10,189,128	$—	$20,465	$161,454	$666	$182,585
Net income	—	—	—	—	—	65,861	—	65,861
Total other comprehensive loss, net of income taxes	—	—	—	—	—	—	(2,457)	(2,457)
Issuance of restricted stock	—	—	83,260	—	—	—	—	—
Exercise of common stock options	—	—	120,000	—	263	—	—	263
Shares surrendered upon exercising common stock options	—	—	(2,013)	—	—	—	—	—
Forfeiture of restricted stock	—	—	(42,757)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(17,493)	—	(792)	—	—	(792)
Repurchase and retirement of common stock under share repurchase plan	—	—	(37,869)	—	(1,610)	—	—	(1,610)
Common stock dividends	—	—	—	—	—	(11,681)	—	(11,681)
Tax benefits on stock-based compensation	—	—	—	—	2,295	—	—	2,295
Tax shortfalls on stock-based compensation	—	—	—	—	(1,954)	—	—	(1,954)
Stock-based compensation	—	—	—	—	5,212	—	—	5,212

Balance at December 31, 2015	—	$—	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2014

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2013	110,684	$—	10,939,268	$—	$48,966	$110,441	$1,114	$160,521
Net income	—	—	—	—	—	62,664	—	62,664
Total other comprehensive loss, net of income taxes	—	—	—	—	—	—	(448)	(448)
Conversion of preferred stock to common stock	(107,298)	—	107,298	—	—	—	—	—
Issuance of restricted stock	—	—	108,720	—	—	—	—	—
Exercise of common stock options	—	—	50,000	—	125	—	—	125
Forfeiture of restricted stock	—	—	(10,840)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(14,617)	—	(643)	—	—	(643)
Repurchase and retirement of common stock under share repurchase plan	—	—	(990,701)	—	(38,354)	—	—	(38,354)
Redemption of Series A preferred stock	(3,386)	—	—	—	(34)	—	—	(34)
Deferred taxes on debt discount	—	—	—	—	215	—	—	215
Common stock dividends	—	—	—	—	—	(11,655)	—	(11,655)
Derecognition of preferred stock dividends payable	—	—	—	—	—	4	—	4
Tax benefits on stock-based compensation	—	—	—	—	2,080	—	—	2,080
Stock-based compensation	—	—	—	—	8,110	—	—	8,110

Balance at December 31, 2014	—	$—	10,189,128	$—	$20,465	$161,454	$666	$182,585

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2013

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2012	241,182	$—	10,877,537	$—	$63,875	$55,758	$1,620	$121,253
Net income	—	—	—	—	—	65,562	—	65,562
Total other comprehensive loss, net of income taxes	—	—	—	—	—	—	(506)	(506)
Conversion of preferred stock to common stock	(130,498)	—	130,498	—	—	—	—	—
Issuance of restricted stock	—	—	612,000	—	—	—	—	—
Forfeiture of restricted stock	—	—	(29,670)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(28,346)	—	(963)	—	—	(963)
Repurchase of common stock under prepaid forward contract	—	—	(622,751)	—	(29,923)	—	—	(29,923)
Equity component on 3.875% convertible senior notes (net of offering costs of $557)	—	—	—	—	15,900	—	—	15,900
Deferred taxes on debt discount	—	—	—	—	(6,348)	—	—	(6,348)
Common stock dividends	—	—	—	—	—	(10,775)	—	(10,775)
Preferred stock dividends	—	—	—	—	—	(104)	—	(104)
Tax benefits on stock-based compensation	—	—	—	—	1,060	—	—	1,060
Stock-based compensation	—	—	—	—	5,365	—	—	5,365

Balance at December 31, 2013	110,684	$—	10,939,268	$—	$48,966	$110,441	$1,114	$160,521

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$65,861	$62,664	$65,562
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,212	8,110	5,365
Net amortization of discounts and premiums on investments in fixed-maturity securities	855	782	336
Depreciation and amortization	5,251	4,958	2,103
Deferred income tax (benefit) expense	(1,101)	(4,742)	557
Net realized investment losses (gains)	608	(4,735)	(80)
Other-than-temporary impairment losses	4,681	107	—
Income from real estate investments	(344)	(85)	—
Loss from joint venture	125	23	—
Net loss from limited partnership interests	3,244	90	—
Net loss on disposal of property and equipment	2	—	—
Net loss (gain) on disposal or sale of real estate investments	24	(1)	26
Foreign currency remeasurement loss	66	29	69
Changes in operating assets and liabilities:
Premiums receivable	(3,807)	(1,150)	(4,032)
Advance premiums	603	(124)	475
Prepaid reinsurance premiums	(6,651)	(6,030)	(18,954)
Accrued interest and dividends receivable	(331)	74	(758)
Other assets	(7,230)	(20,086)	(9,579)
Assumed reinsurance balances payable	866	(4,442)	3,283
Deferred policy acquisition costs	(3,588)	(943)	(4,039)
Losses and loss adjustment expenses	2,782	5,222	2,518
Unearned premiums	(26,781)	42,164	17,658
Income taxes	766	(3,167)	(8,270)
Accrued expenses and other liabilities	4,157	10,011	3,232

Net cash provided by operating activities	45,270	88,729	55,472

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	(6,968)	(2,803)	—
Investment in limited partnership interests	(24,636)	(2,640)	—
Investment in unconsolidated joint venture	(435)	(4,500)	—
Purchase of property and equipment, net	(840)	(453)	(3,433)
Purchase of real estate investments	(4,871)	(413)	(565)
Purchase of fixed-maturity securities	(98,501)	(83,365)	(82,907)
Purchase of equity securities	(32,878)	(44,257)	(11,308)
Distribution from limited partnership interests	12	—	—
Proceeds from sales of fixed-maturity securities	53,711	98,365	1,749
Proceeds from calls, repayments and maturities of fixed-maturity securities	9,344	4,603	3,607
Proceeds from sales of equity securities	25,695	16,810	2,809
Proceeds from sales of property and equipment	—	—	1
Proceeds from sales of real estate investments	5	1	7

Net cash used in investing activities	(80,362)	(18,652)	(90,040)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from the exercise of common stock options	263	125	—
Proceeds from the issuance of long-term debt	—	—	143,250
Cash dividends paid	(12,428)	(12,355)	(10,902)
Cash dividends received under share repurchase forward contract	747	685	—
Repurchases of common stock	(792)	(643)	(30,886)
Repurchases of common stock under share repurchase plan	(1,610)	(38,354)	—
Redemption of Series A preferred stock	—	(34)	—
Debt issuance costs	—	(234)	(4,770)
Tax benefits on stock-based compensation	2,295	2,080	1,060

Net cash (used) provided by financing activities	(11,525)	(48,730)	97,752

Effect of exchange rate changes on cash	(61)	(29)	—

Net (decrease) increase in cash and cash equivalents	(46,678)	21,318	63,184
Cash and cash equivalents at beginning of year	314,416	293,098	229,914

Cash and cash equivalents at end of year	$267,738	$314,416	$293,098

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38,371	$43,902	$47,435

Cash paid for interest	$7,211	$6,258	$2,531

Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(2,457)	$(448)	$(506)

Conversion of Series A preferred stock to common stock	$—	$972	$1,170

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 1 — Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), its principal operating subsidiary. HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI has been approved to underwrite excess and surplus lines insurance products in Maryland, New Jersey, South Carolina, and Virginia. HCPCI had not written any excess and surplus lines policies in these states as of December 31, 2015. HCPCI’s operations are supported by the following HCI subsidiaries:

•	Homeowners Choice Managers, Inc. – acts as managing general agent and provides marketing, underwriting, claims settlement, accounting and financial services to HCPCI;

•	Southern Administration, Inc. – provides policy administration services to HCPCI; and

•	Claddaugh Casualty Insurance Company, Ltd. – participates in the reinsurance program to HCPCI.

The Company’s insurance subsidiaries also include Alabama domiciled Homeowners Choice Assurance Company, Inc. and TypTap Insurance Company, a Florida insurance company approved by the Florida Office of Insurance Regulation (“FLOIR”) in January 2016.

In addition, HCI includes various subsidiaries predominantly engaged in the businesses of owning and leasing real estate, operating marina facilities and one restaurant, and developing software products for licensing to third parties.

The Company reports its operations under one business segment.

The Company obtained a majority of its policies through participation in a “take-out program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. Policies were obtained in separate assumption transactions with Citizens that took place from July 2007 through October 2015. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens. The Company’s premium revenue since inception comes from these assumptions and one additional assumption from HomeWise Insurance Company (“HomeWise”) in November 2011 through which the Company acquired the Florida policies of HomeWise.

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

Adoption of New Accounting Standard. In December 2015, the Company early adopted Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability and must be adopted on a retrospective basis. Prior to the adoption, debt issuance costs were reported as deferred costs in other assets in the Company’s consolidated balance sheet. As a result of adopting this standard, the Company reclassified debt issuance costs from other assets to reduce the carrying value of long-term debt. The following table shows the Company’s other assets, total assets, long-term debt and total liabilities at each reporting date had the change been applied retrospectively as of December 31, 2014 and in all periods thereafter.

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Other assets:
Previously reported	$38,440	$48,151	$41,195	$35,587
Adjusted	$35,309	$44,842	$37,712	$31,934

Total assets:
Previously reported	$702,862	$701,730	$642,344	$602,210
Adjusted	$699,731	$698,421	$638,861	$598,557

Long-term debt:
Previously reported	$131,647	$130,929	$130,227	$129,539
Adjusted	$128,516	$127,620	$126,744	$125,886

Total liabilities:
Previously reported	$473,722	$475,983	$436,328	$419,625
Adjusted	$470,591	$472,674	$432,845	$415,972

The adoption of this standard had no effect on the prior consolidated results of the Company’s operations, comprehensive income and cash flows.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of HCI Group, Inc. and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships or investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities under the Variable Interest Model prescribed by the Financial Accounting Standards Board (“FASB”). A variable interest entity is consolidated when the Company has the power to direct activities that most significantly impact the economic performance of the variable interest entity and has the obligation to absorb losses or the right to receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. When a variable interest entity is not consolidated, the Company uses the equity method to account for the investment. Under this method, the carrying value is generally the Company’s share of the net asset value of the unconsolidated entity, and changes in the Company’s share of the net asset value are recorded in net investment income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The Company has a 100% equity interest in one joint venture that owns land on which a retail center will be constructed for lease or for sale. The Company consolidates this joint venture as its primary beneficiary (see Note 4 — “Investments” under Real Estate Development in Progress).

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

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2015 and 2014, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms.

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

The Company reviews all securities for other-than-temporary impairment on a monthly basis. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary, the investment is written down to fair value and an impairment loss is recognized in income in the period in which the Company makes such determination.

When reviewing impaired fixed-maturity securities, the Company considers its ability and intent to hold these securities and whether it is probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity. For the fixed-maturity securities that the Company intends to sell or it is probable that the Company will have to sell the fixed-maturity securities before recovery or maturity, the unrealized losses are recognized as other-than-temporary losses in income. In instances where there are credit related losses associated with the impaired fixed-maturity securities for which the Company asserts that it does not have the intent to sell, and it is probable that the Company will not be required to sell until a market price recovery or maturity, the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

amount of the other-than-temporary impairment loss related to credit losses is recognized in income, and the amount of the other-than-temporary impairment loss related to other non-credit factors such as changes in interest rates or market conditions is recorded as a component of other comprehensive income.

When determining impairment due to a credit related loss, the Company carefully considers factors such as the issuer’s financial ratios and condition, the security’s current ratings and maturity date, and overall market conditions in estimating the cash flows expected to be collected. The expected cash flows discounted at the effective interest rate of the security implicit at the date of acquisition is then compared with the security’s amortized cost at the measurement date. A credit loss is incurred when the present value of the expected cash flows is less than the security’s amortized cost. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4 — “Investments”).

Limited Partnership Investments. The Company has interests in limited partnerships that are not registered under the United Stated Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. The partnership interest cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreement. The Company has no influence over partnership operating and financial policies. The Company did not elect the fair value option and, therefore, uses the equity method to account for these investments (see Note 4 — “Investments”). The Company will generally recognize its share of the limited partnership’s earnings or losses on a three- to six-month lag.

Pursuant to U.S. GAAP, these limited partnerships which are private equity funds must measure their investments at fair value and reflect the unrealized gains or losses in the fair value of their investments on their statement of income. As a result, the carrying value of limited partnership investments at each reporting date approximates their estimated fair value.

Investment in Unconsolidated Joint Venture. The Company has a 90% equity interest in a joint venture that owns land on which a retail shopping center is being constructed for lease or for sale (see Note 4 — “Investments”). The joint venture was determined to be a variable interest entity as it lacks sufficient equity to finance its activities without additional subordinated financial support. Despite having a majority equity interest, the Company does not have the power to direct the activities that most significantly impact the economic performance of the joint venture and, accordingly, is not required to consolidate the joint venture as its primary beneficiary.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

When evidence indicates an impairment may occur, the Company evaluates whether a decline in value is other than temporary. Evidence may include continuing operating losses of the joint venture, a declining occupancy rate, a decrease in real estate value, and an oversupply of rental property in close vicinity to the investment property. Should available evidence indicate the recovery of the initial investment is less likely, the Company would compare the carrying value of the investment with its expected residual value and recognize an impairment loss in earnings.

Real Estate Investments. Real estate investments include one Acquisition, Development and Construction loan agreement (“ADC Arrangement”) and also real estate and the related assets purchased for investment purposes (see Note 4 — “Investments”).

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

In addition, the Company considers any rights or features embedded in the ADC Arrangement that may require bifurcation and derivative accounting. Due to its participation in the expected residual profit, which is deemed a variable interest, the Company evaluates if the Company has the power to direct the activities that significantly impact the economic performance of the entity to which the Company provides financing for possible consolidation as the primary beneficiary under the Variable Interest Model.

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

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) represent direct costs to acquire insurance contacts including premium taxes and commissions paid to outside agents at the time of collection of the policy premium. The Company does not defer any other allowable costs such as employee compensation, advertising or other direct costs related to policy acquisitions. Deferred policy acquisition costs are amortized over the life of the related policy in relation to the amount of gross premiums earned.

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

DAC is reviewed to determine if it is recoverable from future premium income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The amount of DAC considered recoverable could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization, which is included in other operating expenses. Depreciation is calculated on a straight-line basis over the estimated useful lives as follows: building 39 years; computer hardware and software 3 years; and office and furniture equipment 3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

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

Long-Term Debt. Long-term debt is generally classified as a liability and carried at amortized cost, net of any discount and issuance costs. At issuance, a debt instrument with embedded features such as conversion and redemption options is evaluated to determine whether bifurcation and derivative accounting is applicable. If such instrument is not subject to derivative accounting, it is further evaluated to determine if the Company is required to separately account for the liability and equity components.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Transaction costs related to issuing a debt instrument that embodies both liability and equity components are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are recognized and presented as a deduction from the carrying value of the debt. Prior to adopting Accounting Standards Update No. 2015-03 in December 2015, debt issuance costs were recognized in other assets. Both debt discount and deferred debt issuance costs are amortized to interest expense over the expected life of the debt instrument using the effective interest method. Equity issuance costs are a reduction to the proceeds allocated to the equity component.

Prepaid Share Repurchase Forward Contract. A prepaid share repurchase forward contract is generally a contract that allows the Company to buy from the counterparty a specified number of common shares at a specific time at a given forward price. The Company entered into such a contract and evaluated the characteristics of the forward contract to determine whether it met the definition of a derivative financial instrument pursuant to U.S. GAAP. The Company determined the forward contract is an equity contract on the Company’s common shares requiring physical settlement in common shares of the Company. As such, the transaction is recognized as a component of stockholders’ equity with a charge to additional paid-in capital equal to the prepayment amount, which represents the cash paid to the counterparty. There will be no recognition in earnings for changes in fair value in subsequent periods.

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

Certain of the Company’s current reinsurance contracts contain retrospective provisions including terms and conditions that adjust premiums, increase the amount of future coverage, or result in profit commissions based on the loss experience under the contracts. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments, profit commissions and coverage changes are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments are reflected in the Company’s current operations and recorded in other assets until received upon the expiration of the contracts.

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies and is included in gross premiums earned. Unearned premiums represent the portion of the premiums attributable to the unexpired policy term. The Company reviews its policy detail and establishes an allowance for any amount outstanding for more than 90 days. As of December 31, 2015 and 2014, there was no allowance required.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2015, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2015 and 2014. Fair values for securities are based on the framework for measuring fair value established by U.S. GAAP (see Note 5 — “Fair Value Measurements”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards is generally recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company’s restricted stock awards include service, market and performance conditions. As a result, restricted stock grants with market condition are expensed over the derived service period for each separately vesting tranche. For awards with performance

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

conditions, the Company recognizes compensation expense over the requisite service period when it is probable that the performance condition will be achieved. Compensation expense related to all awards is included in other operating expense. In addition, the Company receives and recognizes in additional paid-in capital a windfall tax benefit for certain stock option exercises during the period of exercise and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. This shortfall is charged to additional paid-in-capital in the consolidated statements of stockholders’ equity to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. For 2015, all shortfall amounts were charged to additional paid-in-capital with no additional income tax expense recognized for these shortfalls.

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted-average participating securities by the sum of total weighted-average common shares and participating securities (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. See Note 13 — “Earnings Per Share” for potentially dilutive securities at December 31, 2015, 2014 and 2013.

Statutory Accounting Practices. The Company’s U.S. insurance subsidiaries comply with statutory accounting practices prescribed by the National Association of Insurance Commissioners. There are no state prescribed or permitted practices that have been adopted by the Company’s U.S. subsidiaries. In addition, the Company’s Bermuda insurance subsidiary prepares and files financial statements in accordance with the prescribed regulatory accounting practices of the Bermuda Monetary Authority.

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 3 — Recent Accounting Pronouncements

Accounting Standards Update No. 2015-14. In July 2015, the FASB approved a one-year deferral of the effective date of this update, Revenue from Contracts with Customers (Topic 606). This standard will now become effective for the Company beginning with the first quarter of 2018. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Accounting Standards Update No. 2015-03. In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability. ASU 2015-03 does not change the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for all public entities for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance in December 2015, which had no effect on the consolidated results of the Company’s operations and comprehensive income.

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

Accounting Standards Update No. 2015-01. In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (“ASU 2015-01”), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items. Entities are no longer required to evaluate whether an underlying event or transaction is extraordinary. ASU 2015-01 applies to all reporting entities and is effective for all entities for reporting periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Entities may apply the amendments in ASU 2015-01 either (a) prospectively or (b) retrospectively to all prior periods presented in the financial statements. Adoption of this guidance effective January 1, 2015 had no effect on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 4 — Investments

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At December 31, 2015 and 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$108	$5	$—	$113
Corporate bonds	42,560	74	(4,815)	37,819
State, municipalities, and political subdivisions	75,812	1,632	(120)	77,324
Redeemable preferred stock	10,134	185	(566)	9,753

Total	128,614	1,896	(5,501)	125,009
Equity securities	47,548	2,139	(1,450)	48,237

Total available-for-sale securities	$176,162	$4,035	$(6,951)	$173,246

As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$2,881	$5	$(8)	$2,878
Corporate bonds	23,645	57	(430)	23,272
Asset-backed securities	697	—	—	697
Mortgage-backed securities	3,004	8	(3)	3,009
State, municipalities, and political subdivisions	56,336	1,205	(38)	57,503
Redeemable preferred stock	9,433	178	(54)	9,557
Other	167	1	—	168

Total	96,163	1,454	(533)	97,084
Equity securities	45,387	1,694	(1,531)	45,550

Total available-for-sale securities	$141,550	$3,148	$(2,064)	$142,634

At December 31, 2015 and 2014, fixed-maturity securities include $113 of U.S. Treasury securities related to a statutory deposit held in trust for the Treasurer of Alabama.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2015 and 2014 are as follows:

	December 31,
	2015		2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$3,282	$3,292	$715	$721
Due after one year through five years	32,833	32,651	25,973	26,093
Due after five years through ten years	71,120	67,113	56,448	56,847
Due after ten years	21,379	21,953	10,023	10,414
Mortgage-backed securities	—	—	3,004	3,009

	$128,614	$125,009	$96,163	$97,084

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2015, 2014 and 2013 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2015
Fixed-maturity securities	$53,711	$253	$(470)

Equity securities	$25,695	$1,327	$(1,718)

Year ended December 31, 2014
Fixed-maturity securities	$98,365	$4,096	$(98)

Equity securities	$16,810	$1,372	$(635)

Year ended December 31, 2013
Fixed-maturity securities	$1,749	$92	$(4)

Equity securities	$2,809	$155	$(163)

Other-than-temporary Impairment

The Company regularly reviews its individual impaired investment securities for other-than-temporary impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

During the year ended December 31, 2015, the Company determined that two fixed-maturity securities the Company intends to hold until maturity had credit related losses. For the year ended December 31, 2015, the Company recorded $705 of impairment losses on these fixed-maturity securities, of which $111 was considered other-than-temporary impaired due to credit related losses and recorded in the consolidated statement of income, with the remaining amount of $594 related to non-credit factors and recorded in other comprehensive income. For the years ended December 31, 2014 and 2013, there was no other-than-temporary loss related to fixed-maturity securities. The Company did not consider any of its fixed-maturity securities to be other-than-temporarily impaired at December 31, 2014.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income for available for sale fixed-maturity securities:

Balance at January 1, 2015	$—
Credit impairments on securities during the period	111

Balance at December 31, 2015	$111

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, the length of time each security has been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. At December 31, 2015, the Company had 17 equity securities that were other-than-temporarily impaired. This compares to one equity security that was other-than-temporarily impaired at December 31, 2014 and no securities that were other-than-temporarily impaired at December 31, 2013. As a result, the Company recognized impairment losses of $4,570, $107 and $0 in the consolidated statement of income for the years ended December 31, 2015, 2014 and 2013, respectively.

Securities with gross unrealized loss positions at December 31, 2015 and 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
As of December 31, 2015
Fixed-maturity securities Corporate bonds	$(3,667)	$24,196	$(1,148)	$3,278	$(4,815)	$27,474
State, municipalities, and political subdivisions	(107)	6,587	(13)	184	(120)	6,771
Redeemable preferred stock	(566)	5,688	—	—	(566)	5,688

Total fixed-maturity securities	(4,340)	36,471	(1,161)	3,462	(5,501)	39,933
Equity securities	(1,350)	15,748	(100)	1,460	(1,450)	17,208

Total available-for-sale securities	$(5,690)	$52,219	$(1,261)	$4,922	$(6,951)	$57,141

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

At December 31, 2015, there were 101 securities in an unrealized loss position. Of these securities, 10 securities had been in an unrealized loss position for 12 months or greater. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or more included $581 of other-than-temporary impairment losses related to non-credit factors.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Limited Partnership Investments

The Company has interests in limited partnerships that are not registered under the United States Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. These partnerships are private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships. The following table provides information related to the Company’s investments in limited partnerships:

	December 31, 2015			December 31, 2014
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$4,774	$7,888	16.50	$2,550	$9,860	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	4,713	3,320	1.76	—	—	—
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	11,689	—	65.79	—	—	—
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	2,754	7,016	0.18	—	—	—

Total	$23,930	$18,224		$2,550	$9,860

(a)	Represents the Company’s percentage investment in the fund at the balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Withdrawal is permitted upon at least 45 days’ written notice to the general partner, provided that the Company has been a limited partner for at least 12 months.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority, the term of the fund may be extended for up to three additional one-year periods.

The following is the aggregated summarized unaudited financial information of the limited partnerships, which in certain cases is presented on a three-month lag due to the unavailability of information at the Company’s respective balance sheet dates. In applying the equity method of accounting, the Company uses the most recently available financial information provided by the general partner of each of these partnerships. The financial statements of these limited partnerships are audited annually.

Year Ended
December 31, 2015
Operating results:
Total income	$4,350
Total expenses	77,508

Net loss	$(73,158)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	December 31,
	2015	2014
Balance Sheet:
Total assets	$288,351	$15,940
Total liabilities	$28,105	$513

For the years ended December 31, 2015 and 2014, the Company recognized net investment losses of $3,244 and $90, respectively, for these investments. At December 31, 2015 and 2014, the Company’s cumulative contributed capital to the partnerships totaled $27,276 and $2,640, respectively, and the Company’s maximum exposure to loss aggregated $23,930 and $2,550, respectively. The limited partners received no income distributions during the years ended December 31, 2015 and 2014.

For the years ended December 31, 2015 and 2014, the Company recognized its share of earnings or losses based on the partnership’s statement of income The carrying value of these investments approximates the amount the Company expected to recover at December 31, 2015 and 2014.

Investment in Unconsolidated Joint Venture

In September 2014, Melbourne FMA, LLC, a wholly owned subsidiary, entered into a joint venture agreement with FMKT Sponsor, LLC to organize FMKT Mel JV, LLC (“FMJV”), a Florida limited liability company. Melbourne FMA and FMKT Sponsor initially contributed cash of $4,500 and $500, respectively, for equity interests in FMJV of 90% and 10%, respectively. FMJV currently owns land on which a retail shopping center is being constructed for lease or for sale in Melbourne, Florida. During 2015, the Company contributed additional cash of $435 to FMJV. FMJV used the additional funds to survey additional land for development. In September 2015, part of the construction project was completed and leased to a regional supermarket chain. FMJV is deemed a variable interest entity due to its lack of sufficient equity to finance its operations without direct or indirect additional financial support from parties to the joint venture. Although Melbourne FMA holds a majority interest in FMJV, certain major economic decisions specified in the agreement are not under Melbourne FMA’s control. As a result, Melbourne FMA is not the primary beneficiary and is not required to consolidate FMJV.

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

At December 31, 2015 and 2014, the Company’s maximum exposure to loss relating to the variable interest entity was $4,787 and $4,477, respectively, representing the carrying value of the investment. At December 31, 2015 and 2014, undistributed losses of $148 and $23, respectively, from this equity method investment were included in the Company’s consolidated retained income. The

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

joint venture partners received no distributions during 2015 and 2014. The following tables provide summarized unaudited financial results and the unaudited financial positions of FMJV:

	Years Ended December 31,
	2015	2014
Operating results:
Total revenues	$118	$—
Total expenses	257	25

Net loss	$(139)	$(25)

Melbourne FMA’s share of net loss*	$(125)	$(23)

*	Included in net investment income in the Company’s consolidated statements of income.

	December 31,
	2015	2014
Balance Sheet:
Construction in progress - real estate	$277	$3,612
Property and equipment, net	11,806	—
Cash	570	1,323
Accounts receivable	3	—
Other	1,008	40

Total assets	$13,664	$4,975

Accounts payable	$125	$—
Construction loan	8,063	—
Other liabilities	157	—
Members’ capital	5,319	4,975

Total liabilities and members’ capital	$13,664	$4,975

Investment in unconsolidated joint venture, at equity	$4,787	$4,477

The 2014 and 2015 results reflect expenses incurred during the initial development stage. Because the Company expects to incur such expenses during this time when lessees under contract have not yet occupied the property, the Company determined there was no impairment loss for the years ended December 31, 2015 and 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Real Estate Investments

The Company’s real estate investments include the ADC Arrangement, office and retail space that is leased to tenants, wet and dry boat storage, one restaurant, and fuel services with respect to marina clients and recreational boaters. Real estate investments consist of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Land	$13,134	$11,476
Land improvements	1,505	1,425
Building	3,116	3,097
Other	4,429	1,359

Total, at cost	22,184	17,357
Less: accumulated depreciation and amortization	(1,430)	(1,107)

Real estate, net	20,754	16,250
ADC Arrangement classified as real estate investment	10,200	2,888

Real estate investments	$30,954	$19,138

In December 2015, the Company acquired 5.42 acres of outparcel land in Sorrento, Florida for a total purchase price of $1,650. The land is intended for ground lease or resale in the future. Depreciation and amortization expense related to real estate investments was $370, $402 and $388, respectively, for the years ended December 31, 2015, 2014 and 2013.

ADC Arrangement

In June 2014, the Company’s wholly owned subsidiary, Greenleaf Capital, LLC, entered into the ADC Arrangement under which it agreed to provide financing up to a maximum of $9,785 for the acquisition, development and construction of a retail shopping center and appurtenant facilities. During the first quarter of 2015, the Company amended the maximum loan amount from $9,785 to $10,200. The increased financing was used to acquire additional land. Greenleaf Capital has an option to purchase the property when the construction project is completed contingent upon tenant rental commitments for at least 90% of the rentable space being secured by the developer. The purchase price is calculated at maturity of the loan using a predetermined capitalization rate and the projected net operating income of the developed property. The loan has an initial term of 24 months and can be extended for an additional 12 months if the purchase option is not exercised by Greenleaf Capital. Prepayment is not permitted while the ADC Arrangement is in effect. The loan bears a fixed annual interest rate of 6% due monthly in arrears. The interest on the loan during the construction is paid out of an interest reserve, which is funded out of the proceeds of the loan. After the interest reserve is exhausted, interest payments are payable in cash. The loan agreement is secured by a) a first mortgage on the land and improvements, b) assignment of all leases, rents, issues, and profits from the land and improvements, and c) personal guarantees.

Under this ADC Arrangement, Greenleaf Capital will provide substantially all necessary funds to complete the development and Greenleaf Capital will receive the entire residual profit of the developed property if it exercises the purchase option. The developer had reached the maximum amount of the credit facility, and as a result, there was no financing commitment unused by the property developer as of December 31, 2015. Based on the characteristics of this ADC Arrangement, which are similar to those of an investment, combined with the expected residual profit being greater than 50%, the arrangement is accounted for and reported in the balance sheet as a real estate investment. All project costs associated with the ADC Arrangement are capitalized. The loan commitment fee received by Greenleaf Capital is deferred and recognized in investment income on a straight-line basis over the term of the loan agreement.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Because of the purchase option and the substantial financial support provided by Greenleaf Capital, the developer, who has no equity interest in the property is a variable interest entity. However, Greenleaf Capital’s involvement is solely as the lender on the mortgage loan with protective rights as the lender. Greenleaf Capital does not have power to direct the activities that most significantly impact economic performance of the variable interest entity. As a result, Greenleaf Capital is not the primary beneficiary and is not required to consolidate the variable interest entity. At December 31, 2015 and 2014, the Company’s maximum exposure to loss relating to the variable interest entity was $10,200 and $2,888, respectively, representing the carrying value of the ADC Arrangement.

In addition, Greenleaf Capital determined that the option to purchase the entire developed property is not a derivative financial instrument pursuant to U.S. GAAP. As such, the embedded feature is not required to be bifurcated and the fair value accounting for the embedded feature at each reporting date is not applicable.

In September 2015, the Company agreed to loan the property developer up to a maximum of $550, in addition to the ADC Arrangement, at an annual interest rate of 11% to finance its operations. The principal and interest of this short-term loan was paid in full on December 30, 2015.

Management believes the credit risk associated with the ADC Arrangement is mitigated by the aforementioned collateral items used to secure the loan. As such, there were no credit loss allowances established as of December 31, 2015 and 2014.

Real Estate Development in Progress

In October 2015, the Company completed the acquisition of 2.32 acres of land in Riverview, Florida for a total purchase price of $2,747. It is expected that a retail center will be constructed on the land for lease or for sale. The land acquisition and the development project is operated and managed through a joint venture in which the Company’s subsidiary, Greenleaf Essence LLC, has a controlling financial interest and of which it is the primary beneficiary. As such, the joint venture, a limited liability company, is consolidated with the Company’s operations. In addition, the assets of the consolidated joint venture are not permitted to be used to settle obligations of other entities within the consolidated group.

Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Available-for-sale securities:
Fixed-maturity securities	$3,946	$3,343	$1,868
Equity securities	3,710	2,364	499
Investment expense	(673)	(436)	(210)
Limited partnership investments	(3,244)	(90)	—
Real estate investments	(468)	(955)	(1,045)
Cash and cash equivalents	650	662	357
Other	57	—	—

Net investment income	$3,978	$4,888	$1,469

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

At December 31, 2015, $150,048 or 56.0% of the Company’s cash and cash equivalents were deposited at three national banks and included $65,291 in three custodial accounts. At December 31, 2014, $234,025 or 74.4% of the Company’s cash and cash equivalents were deposited at three national banks and included $48,674 in three custodial accounts. At December 31, 2015 and 2014, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

Note 5 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets.

Level 2 – Other inputs that are observable for the asset, either directly or indirectly such as quoted prices for identical assets that are not observable throughout the full term of the asset.

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

Limited Partnership Investments

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company has interests in limited partnerships which are private equity funds. Pursuant to U.S. GAAP, these funds are required to use fair value accounting; therefore, the estimated fair value approximates the carrying value of these funds.

Long-term debt

Long-term debt includes the Company’s 8% senior notes due 2020 and 3.875% convertible senior notes due 2019. The 8% senior notes trade on the New York Stock Exchange. The estimated fair value of the 8% senior notes is based on the closing market price on December 31, 2015. The 3.875% convertible senior notes were sold in a private offering. The fair value of the 3.875% convertible senior notes is estimated using a discounted cash flow method that relies on Level 3 inputs.

Assets Measured at Estimated Fair Value on a Recurring Basis:

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2015
Financial Assets:
Cash and cash equivalents	$267,738	$—	$—	$267,738

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	113	—	—	113
Corporate bonds	36,836	983	—	37,819
State, municipalities, and political subdivisions	—	77,324	—	77,324
Redeemable preferred stock	9,753	—	—	9,753

Total fixed-maturity securities	46,702	78,307	—	125,009
Equity securities	48,237	—	—	48,237

Total available-for-sale securities	94,939	78,307	—	173,246

Total	$362,677	$78,307	$—	$440,984

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

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2015 and 2014.

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	(Level1)	(Level 2)	(Level 3)	Total
As of December 31, 2015
Financial Assets:
Limited partnership investments	$—	$—	$23,930	$23,930
ADC Arrangement classified as real estate investment	$—	$—	$10,140	$10,140
Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$41,103	$—	$41,103
3.875% Convertible senior notes	—	—	92,782	92,782

Total long-term debt	$—	$41,103	$92,782	$133,885

	Fair Value Measurements Using
	(Level1)	(Level 2)	(Level 3)	Total
As of December 31, 2014
Financial Assets:
ADC Arrangement classified as real estate investment	$—	$—	$2,835	$2,835
Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$42,955	$—	$42,955
3.875% Convertible senior notes	—	—	93,367	93,367

Total long-term debt	$—	$42,955	$93,367	$136,322

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 6 — Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2015	2014
Beginning balance	$15,014	$14,071
Policy acquisition costs deferred	39,812	33,861
Amortization	(36,224)	(32,918)

Ending balance	$18,602	$15,014

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2015, 2014 and 2013 was $36,224, $32,918 and $27,058, respectively.

Note 7 — Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2015	2014
Land	$1,642	$1,642
Building	7,804	7,622
Computer hardware and software	1,997	1,617
Office furniture and equipment	1,879	1,647
Tenant and leasehold improvements	3,144	3,093
Other	672	691

Total, at cost	17,138	16,312
Less:accumulated depreciation and amortization	(5,352)	(4,020)

Property and equipment, net	$11,786	$12,292

Depreciation and amortization expense under property and equipment was $1,338, $1,304 and $1,151, respectively, for the years ended December 31, 2015, 2014 and 2013.

Note 8 — Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2015	2014
Benefits receivable related to retrospective reinsurance contracts	$35,716	$28,123
Deferred costs related to retrospective reinsurance contracts	460	473
Prepaid expenses	904	1,444
Restricted cash	300	300
Other	1,748	1,594

Total other assets	$39,128	$31,934

In July 2015, the Company received $14,100 under the terms of one of the retrospective reinsurance contracts, which terminated May 31, 2015. In June 2014, the Company received $1,485 under the terms of a retrospective reinsurance contract, which terminated May 31, 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 9 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2015	2014
8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019	103,000	103,000

Total principal amount	143,250	143,250
Less: unamortized discount and issuance costs	(13,821)	(17,364)

Total long-term debt	$129,429	$125,886

8% Senior Notes

The Company’s publicly traded, unsecured senior notes are currently outstanding in an aggregate amount of $40,250. The notes will mature on January 30, 2020 and bear interest at a fixed annual rate of 8% payable quarterly on January 30, April 30, July 30 and October 30, commencing on April 30, 2013. The notes may be redeemed, in whole or in part, at any time on and after January 30, 2016 upon not less than 30 or more than 60 days’ notice. The redemption price will be equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Additionally, the Company may, at any time, repurchase the senior notes at any price in the open market and may hold, resell or surrender the notes for cancellation.

The senior notes rank on parity with all of the Company’s other existing and future senior unsecured obligations. In addition, to the extent the senior notes are unsecured, they also rank junior in right of payment to any secured debt that the Company may have outstanding to the extent of the value of the assets securing such debt.

The senior notes contain customary restrictive covenants relating to merger, modification of the indenture, subordination, issuance of debt securities and sale of assets, the most significant of which include limitations with respect to certain designated subsidiaries on the incurrence of additional indebtedness or guarantees secured by any security interest on any shares of their capital stock. The senior note covenants also limit the Company’s ability to sell or otherwise dispose of any shares of capital stock of such designated subsidiaries. The senior note covenants do not contain any restrictions on the Company’s payment or declaration of dividends nor require a sinking fund to be established for the purpose of redemption. The Company was in compliance with the senior note covenants during 2015 and 2014.

Interest expense with respect to the senior notes was approximately $3,419, $3,403 and $3,228, respectively, for the years ended December 31, 2015, 2014 and 2013 and included amortization of debt issuance costs of approximately $199, $182 and $159, respectively. The effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 8.7%.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

3.875% Convertible Senior Notes

The Company’s Convertible Senior Notes (the “Convertible Notes”) were issued in a private offering for an aggregate principal amount of $103,000. The Convertible Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. The Convertible Notes bear interest at a rate of 3.875% per year, payable semiannually in arrears on March 15 and September 15 of each year. The Convertible Notes will mature on March 15, 2019 unless repurchased or converted prior to such date. The Company may not redeem the Convertible Notes prior to maturity unless requested by the note holders under certain events specified in the indenture.

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

In conjunction with the issuance of the Convertible Notes, the Company entered into a prepaid stock repurchase forward contract to repurchase the Company’s common stock. See Note 14 — “Stockholders’ Equity” for the effect of the repurchase forward contract on earnings per share.

For the years ended December 31, 2015, 2014 and 2013, interest expense applicable to the Convertible Notes included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $7,335, $7,050 and $379, respectively, the amounts of which included non-cash interest expense of $3,344, $3,070 and $164. The effective interest rate, taking into account both cash and non-cash components, approximates 8.3%. As of December 31, 2015, the remaining amortization period of the debt discount was expected to be 3.2 years.

The following table summarizes information regarding the equity and liability components of the Convertible Notes:

	December 31,
	2015	2014
Principal amount	$103,000	$103,000
Unamortized discount	(10,871)	(13,711)

Liability component – net carrying value before issuance costs	$92,129	$89,289

Equity component – conversion, net of offering costs	$15,900	$15,900

Embedded Conversion Feature

Each $1 of principal of the Convertible Notes was initially convertible into 16.0090 shares of common stock, which is the equivalent of approximately $62.47 per share, subject to adjustment upon the occurrence of specified events, one of which is the payment of a cash dividend on common stock that exceeds $0.275 per share. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate. As of December 31, 2015, each $1 of Convertible Notes would have been convertible into 16.0453 shares of common stock, which was the equivalent of approximately $62.32 per share. The note holders may convert all

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

or a portion of their Convertible Notes during specified periods as follows: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any ten consecutive trading-day period in which the trading price per $1 principal amount of the Convertible Notes is less than 98% of the product of the last reported sale price and the conversion rate on each such trading day; (3) if specified corporate events, including a change in control, occur; or (4) at any time on or after January 1, 2019.

The note holders who elect to convert their Convertible Notes in connection with a fundamental change as described in the indenture will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2015, none of the conditions allowing the note holders to convert had been met.

The Company determined that the embedded conversion feature is not a derivative financial instrument but rather is required to be separately accounted for in equity because the Company may elect to settle the conversion option entirely or partially in cash. At issuance, the Company accounted for the equity component of the embedded conversion feature as a reduction in the carrying amount of the debt and an increase in additional paid-in capital.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The impact of the catastrophe excess of loss reinsurance treaties and one quota share arrangement on premiums written and earned is as follows:

	Years Ended December 31,
	2015	2014	2013
Premiums Written:
Direct	$393,009	$341,685	$315,695
Assumed	3,329	65,968	39,076

Gross written	396,338	407,653	354,771
Ceded	(140,614)	(113,423)	(102,865)

Net premiums written	$255,724	$294,230	$251,906

Premiums Earned:
Direct	$360,878	$332,175	$273,037
Assumed	62,242	33,313	64,076

Gross earned	423,120	365,488	337,113
Ceded	(140,614)	(113,423)	(102,865)

Net premiums earned	$282,506	$252,065	$234,248

During the years ended December 31, 2015, 2014 and 2013, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At December 31, 2015 and 2014, there were 21 and 28, respectively, reinsurers participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at December 31, 2015 and 2014. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of December 31, 2015 and 2014. The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2015, 2014 and 2013 was 22.0%, 13.2%, and 27.4%, respectively.

Certain of the reinsurance contracts are multi-year contracts that include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. These adjustments are reflected in the statements of income as net reductions in ceded premiums of $18,322, $23,543 and $12,521, respectively, for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, other assets included $36,176 and $28,596, respectively, and prepaid reinsurance premiums included $2,625 and $5,983, respectively, related to these adjustments. Management believes the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

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

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$48,908	$43,686	$41,168

Incurred related to:
Current year	78,325	75,810	67,579
Prior years	8,899	3,658	(2,456)

Total incurred	87,224	79,468	65,123

Paid related to:
Current year	(51,095)	(47,650)	(40,240)
Prior years	(33,347)	(26,596)	(22,365)

Total paid	(84,442)	(74,246)	(62,605)

Balance, end of year	$51,690	$48,908	$43,686

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the year ended December 31, 2015, the Company experienced unfavorable development of $8,899 attributable to the settlement and further development of older claims and an increase in late reported claims, primarily claims related to 2012 and 2014 loss years.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 12 — Income Taxes

A summary of income tax expense is as follows:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$34,768	$36,651	$34,372
State	5,856	6,222	5,844
Foreign	68	167	118

Total current taxes	40,692	43,040	40,334

Deferred:
Federal	(275)	(4,060)	514
State	(46)	(678)	43
Foreign	(40)	(4)	—

Total deferred taxes	(361)	(4,742)	557

Income tax expense	$40,331	$38,298	$40,891

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$37,167	35.0	$35,337	35.0	$37,258	35.0
Increase (decrease) in income taxes resulting from :
State income taxes, net of federal tax benefits	3,783	3.6	3,601	3.6	3,802	3.6
Other	(619)	(0.6)	(640)	(0.7)	(169)	(0.2)

Income tax expense	$40,331	38.0	$38,298	37.9	$40,891	38.4

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax returns filed for the years ending December 31, 2014, 2013, and 2012 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify, if any, interest and penalties arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no material amounts of interest or penalties for the years ended December 31, 2015 and 2014. Effective October 20, 2014, the Internal Revenue Service notified the Company that the examination of the Company’s 2011 federal income tax return was completed with no change to the Company’s reported tax. In addition, as of April 18, 2014, the Florida Department of Revenue completed an audit of the state income tax returns filed for 2010, 2011, and 2012. The audit resulted in no material changes to the state income taxes originally reported.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Unearned premiums	$8,794	$11,718
Other-than-temporary impairment losses	1,839	41
Unrealized net losses on available-for-sale securities	1,125	—
Basis difference related to partnership investments	662	—
Losses and loss adjustment expenses	825	866
Organizational costs	72	83
Stock-based compensation	2,597	3,081
Accrued expenses	317	175
Unearned revenue	503	381
Bad debt reserve	1	10

Total deferred tax assets	16,735	16,355

Deferred tax liabilities:
Property and equipment	(1,437)	(1,604)
Deferred policy acquisition costs	(7,371)	(5,959)
Unrealized net gain on available-for-sale securities	—	(418)
Basis difference related to partnership investments	—	(38)
Basis difference related to convertible senior notes	(4,052)	(5,110)
Prepaid expenses	(347)	(464)
Other	(339)	(263)

Total deferred tax liabilities	(13,546)	(13,856)

Net deferred tax assets	$3,189	$2,499

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the deferred tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. As a result, the Company did not have a valuation allowance established as of December 31, 2015 or 2014.

A provision for income taxes has not been recorded for U.S. or additional foreign earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded was $572 as of December 31, 2015. The estimated unrecognized deferred tax liability related to these undistributed earnings is approximately $222 as of December 31, 2015. If the Company identifies an exception to its reinvestment policy of undistributed earnings, additional tax liabilities will be recorded.

Note 13 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2015
Net income	$65,861
Less: Income attributable to participating securities	(3,398)

Basic Earnings Per Share:
Income allocated to common stockholders	62,463	9,602	$6.51

Effect of Dilutive Securities:
Stock options	—	102
Convertible senior notes	4,505	1,651

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$66,968	11,355	$5.90

Year Ended December 31, 2014
Net income	$62,664
Less: Preferred stock dividends	4
Less: Income attributable to participating securities	(4,318)

Basic Earnings Per Share:
Income allocated to common stockholders	58,350	9,888	$5.90

Effect of Dilutive Securities:
Stock options	—	137
Convertible preferred stock	(4)	20
Convertible senior notes	4,343	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$62,689	11,694	$5.36

Year Ended December 31, 2013
Net income	$65,562
Less: Preferred stock dividends	(104)
Less: Income attributable to participating securities	(3,213)

Basic Earnings Per Share:
Income allocated to common stockholders	62,245	10,691	$5.82

Effect of Dilutive Securities:
Stock options	—	163
Convertible preferred stock	104	178
Convertible senior notes	237	90

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$62,586	11,122	$5.63

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 14 — Stockholders’ Equity

Common Stock

Effective December 15, 2015, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. The repurchase plan allows the Company to repurchase shares from time to time through December 31, 2016. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice. At December 31, 2015, a total of $20,000 was available in connection with this plan.

In March 2014, the Company’s Board of Directors authorized a one-year plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. This repurchase plan expired March 31, 2015. During the years ended December 31, 2015 and 2014, the Company repurchased and retired a total of 37,869 and 990,701 shares, respectively, at a weighted average price per share of $42.49 and $38.69, respectively. The total costs of shares repurchased, inclusive of fees and commissions, during the years ended December 31, 2015 and 2014 were $1,610, or $42.51 per share, and $38,354, or $38.71 per share, respectively.

Series B Junior Participating Preferred Share Purchase Right

In October 2013, the Company’s Board of Directors declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on November 15, 2013. Each Right entitles the common shareholder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $125.00 per one one-hundredth of such preferred share, subject to adjustment for certain events. The Right is intended to prevent any unsolicited takeover attempt that is unfair and unfavorable to the Company’s shareholders. The Right will not interfere with any merger approved by the Company’s Board of Directors.

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

Prepaid Share Repurchase Forward Contract

In conjunction with the issuance of the Convertible Notes, the Company entered into a prepaid share repurchase forward contract (the “forward contract”) with Deutsche Bank AG, London Branch (the “forward counterparty”). Pursuant to the forward contract, the Company prepaid $29,923 of the net proceeds of the offering to repurchase 622,751 shares of the Company’s common stock, which

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

shares will be delivered over a settlement period in 2019. The forward contract is subject to early settlement, in whole or in part, at any time prior to the final settlement date at the option of the forward counterparty, as well as early settlement or settlement with alternative consideration in the event of certain corporate transactions. In the event the Company pays any cash dividends on its common shares, the forward counterparty will pay an equivalent amount to the Company. The shares to be purchased under the prepaid forward contract will be treated as retired as of the effective date of the forward contract, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders votes.

The Company determined that the forward contract does not meet the characteristics of a derivative instrument and, as such, the transaction resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share.

Preferred Stock

Series A Cumulative Convertible Preferred Stock (“Series A Preferred”)

On February 4, 2014, the Company announced its Board of Directors fixed April 1, 2014 as the cancellation date for the conversion rights on its 7% Series A cumulative convertible preferred stock. The Company later extended the conversion privilege in April 2014. On June 2, 2014, 3,386 shares of Series A Preferred were redeemed at $10 per share, resulting in the derecognition of $4 in dividends payable. During the year ended December 31, 2014, holders of 107,298 shares of Series A Preferred converted their Series A Preferred shares to 107,298 shares of common stock. No shares of Series A Preferred have been outstanding since June 2, 2014.

Series B Junior Participating Preferred Stock (“Series B Preferred”)

In connection with the declaration of the Right dividends in 2013, the Company’s Board of Directors established and fixed the rights and preferences of the Series B Preferred. Of the authorized shares, the Company designated 400,000 shares as Series B Preferred. Each Series B Preferred will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per common share of the Company. In the event of liquidation, the holders of the Series B Preferred will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per common share. Each Series B Preferred will have 100 votes per share, voting together as one class on all matters submitted to a vote of shareholders of the Company. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each Series B Preferred will be entitled to receive 100 times the amount received per common share. The aforementioned rights of Series B Preferred are protected by customary anti-dilution provisions. As of December 31, 2015 and 2014, there were no Series B Preferred issued or outstanding.

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

Note 15 — Stock-Based Compensation

Incentive Plan

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. With respect to the 2012 Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. At December 31, 2015, there were 4,205,967 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2015, 2014 and 2013 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	280,000	$2.91	4.9 years	$5,007

Outstanding at December 31, 2013	280,000	$2.91	3.9 years	$14,166

Exercised	(50,000)	$2.50

Outstanding at December 31, 2014	230,000	$3.00	3.0 years	$9,256

Exercised	(120,000)	$2.82

Outstanding at December 31, 2015	110,000	$3.19	2.3 years	$3,482

Exercisable at December 31, 2015	110,000	$3.19	2.3 years	$3,482

The following table summarizes information about options exercised, and the fair value of vested options for the years ended December 31, 2015, 2014 and 2013 (option amounts not in thousands):

	2015	2014	2013
Options exercised	120,000	50,000	—
Total intrinsic value of exercised options	$4,551	$1,970	$—
Fair value of vested stock options	$—	$17	$17
Tax benefits realized	$1,697	$603	$—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

During the year ended December 31, 2015, a total of 120,000 options were exercised, of which 30,000 options were net settled by surrender of 2,013 shares. All outstanding stock options vested and their related compensation expense had been fully recognized prior to 2015. Compensation expense recognized for the years ended December 31, 2014 and 2013 totaled approximately $6 and $19, respectively, and is included in other operating expenses. Deferred tax benefits related to stock options for the years ended December 31, 2014 and 2013 were immaterial.

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

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2015, 2014 and 2013 is as follows (share amounts not in thousands):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	246,320	$14.54
Granted	612,000	$27.36
Vested	(93,000)	$12.18
Forfeited	(29,670)	$15.03

Nonvested at December 31, 2013	735,650	$25.48

Granted	108,720	$47.40
Vested	(193,825)	$27.48
Forfeited	(10,840)	$41.53

Nonvested at December 31, 2014	639,705	$28.33

Granted	83,260	$44.46
Vested	(59,695)	$30.13
Forfeited	(42,757)	$28.15

Nonvested at December 31, 2015	620,513	$30.33

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $5,212, $8,104 and $5,346 for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, there was approximately $7,641 and $10,355, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 21 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards as well as related paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2015, 2014 and 2013.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	2015	2014	2013
Deferred tax benefits recognized	$1,453	$3,126	$2,062
Tax benefits realized for restricted stock and paid dividends	$598	$1,477	$1,060
Fair value of vested restricted stock	$1,798	$5,326	$1,133

The following presents assumptions used in a Monte Carlo simulation model to determine the fair value of the awards with market-based conditions:

	2014	2013
Expected dividends per share	$1.10	$0.90
Expected volatility	42.1 – 46.6%	41.5 – 51.6%
Risk-free interest rate	0.1 – 1.5%	0.0 – 1.9%
Estimated cost of capital	11.5%	9.3 – 10.3%
Expected life (in years)	4.00	4.00 – 6.00

During the year ended December 31, 2015, no awards were issued with other than time-based vesting conditions.

Note 16 — Employee Benefit Plan

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2015, 2014 and 2013, the Company contributed approximately $371, $311 and $183, respectively, in matching contributions, which are included in other operating expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. As of December 31, 2015 and 2014, the amounts accrued under the gratuity plan were $28 and $19, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans; the Provident Fund and the Employees State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $9, $13 and $6, respectively, for the years ended December 31, 2015, 2014 and 2013.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 17 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of December 31, 2015, the Company had contractual obligations related to multi-year reinsurance contracts. These contracts have effective dates of June 1, 2014 and may be cancelable only with the other party’s consent. The future minimum aggregate amount payable to the reinsurers for 2016 is $22,989.

Lease Commitments

The Company currently leases 15,000 square feet of office space in Noida, India. The lease commenced January 15, 2013 and has an initial term of nine years with monthly rental payments of approximately $10 plus applicable service tax for the first year. Thereafter the monthly rental payment will increase by five percent every year. The Company is entitled to terminate the lease 36 months after the commencement date by providing 3 months’ written notice to the landlord. In addition, the Company has a three-year lease for 2,819 square feet of office space in Miami, Florida. The lease commenced February 15, 2015 with monthly rental payments of approximately $5 plus applicable sales tax.

Provided the leases are not early terminated, minimum future rental payments under operating leases after December 31, 2015 are as follows:

Year	Amount
2016	$186
2017	194
2018	130
2019	137
2020	143
Thereafter	151

Total minimum future payments	$941

Rental expense under all facility leases was $304, $222 and $248, respectively, during the years ended December 31, 2015, 2014 and 2013.

Service Agreement

In connection with the lease for office space in India as described in the “Lease Commitments” above, the Company signed a long-term contract with the landlord to receive maintenance and facility services. The agreement has the same initial term of nine years with monthly payments of approximately $2 plus applicable service tax for the first year. Thereafter, the monthly payment will increase by five percent every year. The Company is also entitled to terminate the agreement 36 months after the commencement date by providing 3 months’ written notice to the landlord.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Provided the agreement is not early terminated, minimum future payments under the service agreement after December 31, 2015 are as follows:

Year	Amount
2016	$21
2017	22
2018	24
2019	24
2020	26
Thereafter	27

Total minimum future payments	$144

Rental Income

The Company’s headquarters is located on real estate that consists of 3.5 acres of land, a three-story building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by the Company and its subsidiaries. The Company leases available space at the Company’s headquarters and at one of its investment properties to non-affiliates at various terms.

Expected annual rental income due under non-cancellable operating leases for all properties and other investments owned at December 31, 2015 are as follows:

Year	Amount
2016	$774
2017	398
2018	220
2019	164
2020	65
Thereafter	23

Total	$1,644

Insurance Assessments and Surcharges

As a direct premium writer in the state of Florida, the Company is subject to mandatory assessments by Citizens and the Florida Hurricane Catastrophe Fund (“FHCF”). These assessments are paid based on a percentage of the Company’s direct written premium by line of business. Effective January 1, 2015, the FHCF assessment imposed on all property insurance policies was removed. For the years ended December 31, 2014 and 2013, HCPCI paid assessments to FHCF amounting to $4,481 and $4,103, respectively. In addition, the Citizens assessment was eliminated effective July 1, 2015. HCPCI paid assessments to Citizens of $2,756, $3,447 and $3,156, respectively, for the years ended December 31, 2015, 2014 and 2013. These assessments are recorded as a surcharge in premium billings to insureds. The Citizens surcharge rate in effect during the first five-months of 2015 was 1.0%. As of December 31, 2014 and 2013, the surcharge rates in effect for FHCF and Citizens were 1.3% and 1.0%, respectively, for each of these years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At December 31, 2015, there was an unfunded balance of $18,224.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily related to the Department’s proposed disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which included interest through September 10, 2013, approximated $1,913. To resolve the matter, the Company entered into negotiations with the Department and reached an agreement in principle whereby certain of the Company’s subsidiaries would individually file and pay state reemployment taxes plus interest covering the periods under audit through the second quarter of 2014. The payroll of certain of these subsidiaries would then continue to qualify for substantially all of the salary tax credits claimed by the Company. Any incremental reemployment taxes due as a result of the subsidiaries’ separate reemployment tax filings would be netted against amounts refundable to the parent for the same periods during which the parent filed and paid state reemployment taxes as a single payer. During the quarter ended September 30, 2015, the Department’s review of the reemployment matter was substantially complete and the Department indicated a net refund of reemployment tax was due to the Company. As such, and based on the status and expected resolution, the Company reversed approximately $140 during the quarter ended September 30, 2015, which was the net amount accrued as of December 31, 2014 related to this contingency. In December 2015, the Department issued its Notice of Decision indicating the Company owes approximately $38 in full settlement of the premium tax and interest. The Company is awaiting a final decision with respect to the state reemployment taxes due to the Company. The ultimate amount payable or refundable is not anticipated to be material.

Litigation

In December 2014, the company received two nearly identical letters from a single law firm representing two individual shareholders demanding the Company take action against its directors to remedy alleged damages to the Company. The Company, each of the directors and the two shareholders have agreed to a settlement. The directors agreed to cancel portions of their restricted stock awards aggregating 160,000 restricted shares, including 100,000 restricted shares issued to the Company’s chief executive officer. Those restricted shares were cancelled March 2, 2016. As a result, the Company’s results of operations for the year ended December 31, 2015 included $936 of expense related to this settlement, primarily expense related to the reclassification from retained earnings of dividends paid through December 2015 and expense related to the acceleration and recognition of the unamortized portion of accounting expense determined at the grant date. The board members and the Company also agreed to implement certain non-financial corporate governance changes. The board expects to revisit the chief executive’s equity based compensation during 2016. The Company is not aware of any other pending shareholder demands.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 18 — Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2015, 2014 and 2013.

	Three Months Ended
	03/31/15	06/30/15	09/30/15	12/31/15
Net premiums earned	$81,728	$76,387	$62,765	$61,626
Total revenue	82,210	79,068	61,262	63,412
Losses and loss adjustment expenses	19,039	20,565	26,200	21,420
Policy acquisition and other underwriting expenses	9,799	10,443	10,675	11,067
Interest expense	2,661	2,679	2,698	2,716
Total expenses	41,164	43,485	49,324	45,787
Income before income taxes	41,046	35,583	11,938	17,625
Net income	25,378	22,022	7,371	11,090
Comprehensive income	27,009	19,856	5,023	11,516
Net income available to common stockholders	25,378	22,022	7,371	11,090
Earnings per share:
Basic	$2.50	$2.17	$0.72	$1.12
Diluted	$2.21	$1.93	$0.71	$1.05

	Three Months Ended
	03/31/14	06/30/14	09/30/14	12/31/14
Net premiums earned	$66,380	$62,649	$61,260	$61,776
Total revenue	68,117	66,284	66,955	64,752
Losses and loss adjustment expenses	18,565	18,383	21,991	20,529
Policy acquisition and other underwriting expenses	9,129	9,559	9,986	9,278
Interest expense	2,574	2,609	2,626	2,644
Total expenses	39,807	39,901	44,180	41,258
Income before income taxes	28,310	26,383	22,775	23,494
Net income	17,620	16,430	14,052	14,562
Comprehensive income	19,044	17,889	11,084	14,199
Net income available to common stockholders	17,623	16,431	14,052	14,562
Earnings per share:
Basic	$1.60	$1.53	$1.34	$1.43
Diluted	$1.44	$1.39	$1.23	$1.30

	Three Months Ended
	03/31/13	06/30/13	09/30/13	12/31/13
Net premiums earned	$60,551	$57,335	$52,934	$63,428
Total revenue	61,811	59,333	54,692	65,252
Losses and loss adjustment expenses	15,872	17,414	14,489	17,348
Policy acquisition and other underwriting expenses	5,968	7,308	8,887	9,456
Interest expense	686	846	847	1,228
Total expenses	28,641	32,926	33,048	40,020
Income before income taxes	33,170	26,407	21,644	25,232
Net income	20,387	16,235	13,378	15,562
Comprehensive income	20,552	15,347	13,652	15,505
Net income available to common stockholders	20,353	16,203	13,356	15,546
Earnings per share:
Basic	$1.87	$1.44	$1.17	$1.36
Diluted	$1.81	$1.40	$1.13	$1.31

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 19 — Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the Florida Business Corporation Act and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 2015, without prior regulatory approval, $81,146 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2016. The following briefly describes certain related and other requirements and restrictions imposed by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

Florida

HCPCI, which is domiciled in Florida, prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Florida Department of Financial Services, Office of Insurance Regulation, which Florida utilizes for determining solvency under the Florida Insurance Code (the “Code”). The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Florida. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from entity to entity within a state, and may change in the future.

The Code requires HCPCI to maintain capital and surplus equal to the greater of 10% of its liabilities or a statutory minimum as defined in the Code. At December 31, 2015 and 2014, HCPCI was required to maintain minimum capital and surplus of $20,662 and $24,757, respectively.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2015, 2014 and 2013, HCPCI’s statutory-basis capital and surplus was approximately $195,000, $168,000 and $116,900, respectively. HCPCI had statutory-basis net income of approximately $57,400, $48,900 and $45,700, respectively, for the years ended December 31, 2015, 2014 and 2013. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

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

As a result, HCPCI was qualified to make dividend payments at December 31, 2015, 2014 and 2013.

In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-capital surplus ratios. Florida state law requires that the ratio of 90% of written premiums divided by surplus as to policyholders does not exceed 10 to 1 for gross written premiums or 4 to 1 for net written premiums. The ratio of gross and net written premium to surplus for the year ended December 31, 2015, was 1.85 to 1, and 1.00 to 1, respectively. The ratio of gross and net written premium to surplus for the year ended December 31, 2014, was 2.21 to 1, and 1.50 to 1, respectively. The ratio of gross and net written premium to surplus for the year ended December 31, 2013, was 2.76 to 1, and 1.68 to 1, respectively.

Alabama

Homeowners Choice Assurance Company, Inc. (“HCA”) is domiciled in Alabama and was organized in 2013. HCA is required to maintain minimum paid-in capital of $500. In addition, HCA must maintain a minimum deposit in trust of $100 with the Treasurer of Alabama. At December 31, 2015 and 2014, HCA’s statutory capital and surplus was $1,917 and $1,926, respectively. Similar to the Company’s insurance subsidiaries in Florida, HCA is required to file statutory-basis financial statements with the Alabama Department of Insurance, which has also adopted the NAIC Accounting Practices and Procedures Manual as the basis of its statutory accounting practices.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Bermuda

The Bermuda Monetary Authority requires Claddaugh to maintain minimum capital and surplus of $2,000. At December 31, 2015 and 2014, Claddaugh’s statutory capital and surplus was $74,171 and $21,307, respectively. Claddaugh’s statutory net profit was $9,883, $1,980 and $4,164, respectively, for the years ended December 31, 2015, 2014 and 2013. There were no cash dividends paid by Claddaugh during 2015 and 2014. During the year ended December 31, 2013, Claddaugh paid its parent, HCI, cash dividends of $4,000.

HCPCI and HCA are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2015 and 2014, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2015, the combined statutory capital and surplus, minimum RBC requirement, and minimum capital and surplus of the Company’s U.S. insurance subsidiaries were approximately $196,810, $106,469, and $21,162, respectively.

As of December 31, 2015 and 2014, restricted net assets represented by the Company’s insurance subsidiaries amounted to $130,458 and $115,139, respectively.

Note 20 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled captive reinsurer, has reinsurance treaties with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from the Company’s insurance subsidiary, HCPCI, is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2013 through May 31, 2014, Oxbridge assumed $10,100 of the total covered exposure for approximately $4,900 in premiums. With respect to the period from June 1, 2014 through May 31, 2015, Oxbridge assumed $8,800 of the total covered exposure for approximately $3,720 in premiums. With respect to the period from June 1, 2015 through May 31, 2016, Oxbridge assumed $11,600 of the total covered exposure for $3,340 in premiums. In addition, HCPCI had a reinsurance treaty with Oxbridge for the period from June 1, 2014 through May 31, 2015 under which Oxbridge assumed $9,000 of the total covered exposure for approximately $1,215 in premiums. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into trust accounts to satisfy certain collateral requirements under its reinsurance contracts with HCPCI and Claddaugh. Trust assets may be withdrawn by the trust beneficiary, which is either HCPCI or Claddaugh, in the event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

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

One of the Company’s directors is a partner at a law firm that performs certain of the Company’s corporate legal matters. Fees incurred with respect to this law firm for the years ended December 31, 2015, 2014 and 2013 were approximately $50, $47 and $450, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 21 — Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$2,282	$32,082
Fixed-maturity securities, available for sale, at fair value	4,307	4,652
Equity securities, available for sale, at fair value	6,598	8,802
Limited partnership investments, at equity	19,217	2,550
Investment in subsidiaries	361,664	298,726
Property and equipment, net	860	946
Income tax receivable	—	2,596
Other assets	784	1,046

Total assets	$395,712	$351,400

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$3,674	$3,085
Income tax payable	1,279	—
Deferred income taxes, net	2,226	3,631
Long-term debt	129,429	125,886
Due to related parties	21,382	36,213

Total liabilities	157,990	168,815
Total stockholders’ equity	237,722	182,585

Total liabilities and stockholders’ equity	$395,712	$351,400

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Statements of Income
	Years Ended December 31,
	2015	2014	2013
Net investment (loss) income	$(2,401)	$739	$84
Net realized gain (loss) on investments	108	309	(2)
Other-than-temporary impairment losses	(75)	—	—
Other income	30	120	864
Interest expense	(10,754)	(10,453)	(3,607)
Operating expenses	(7,346)	(7,745)	(4,865)

Loss before income tax benefit and equity in income of subsidiaries	(20,438)	(17,030)	(7,526)
Income tax benefit	7,835	6,462	2,863

Net loss before equity in income of subsidiaries	(12,603)	(10,568)	(4,663)
Equity in income of subsidiaries	78,464	73,232	70,225

Net income	$65,861	$62,664	$65,562

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$65,861	$62,664	$65,562
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	4,341	5,502	2,362
Net realized investment (gain) loss	(108)	(309)	2
Amortization of premiums on investments in fixed-maturity securities	1	—	—
Depreciation and amortization	3,996	3,712	1,000
Loss from limited partnership investment	3,277	90	—
Other-than-temporary impairment losses	75	—	—
Equity in income of subsidiaries	(78,464)	(73,232)	(70,225)
Deferred income taxes	(3,218)	(2,058)	(914)
Changes in operating assets and liabilities:
Income taxes receivable	2,596	(814)	597
Other assets	228	629	(1,001)
Accrued expenses and other liabilities	689	1,116	1,136
Income taxes payable	1,279	—	—
Due to related parties	(14,831)	11,520	(6,338)

Net cash (used in) provided by operating activities	(14,278)	8,820	(7,819)

Cash flows from investing activities:
Investment in limited partnership interest	(19,956)	(2,640)	—
Purchase of fixed-maturity securities	(384)	(2,616)	(64)
Purchase of equity securities	(3,196)	(7,000)	(6,835)
Purchases of property and equipment	(371)	(277)	(262)
Proceeds from sales of fixed-maturity securities	259	—	—
Proceeds from sales of equity securities	5,475	5,212	361
Distribution from limited partnership interests	12	—	—
Dividends received from subsidiary	92,700	—	4,000
Investment in subsidiaries	(78,536)	(8,402)	(5,735)

Net cash used in investing activities	(3,997)	(15,723)	(8,535)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Statements of Cash Flows (Continued)

	Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Repurchases of common stock	(792)	(643)	(30,886)
Repurchases of common stock under share repurchase plan	(1,610)	(38,354)	—
Cash dividends paid to stockholders	(12,428)	(12,355)	(10,902)
Cash dividends received under share repurchase forward contract	747	685	—
Proceeds from exercise of stock options	263	125	—
Proceeds from issuance of long-term debt	—	—	143,250
Redemption of Series A preferred stock	—	(34)	—
Debt issuance costs paid	—	(234)	(4,770)
Tax benefits on stock-based compensation	2,295	2,080	1,060

Net cash (used in) provided by financing activities	(11,525)	(48,730)	97,752

Net (decrease) increase in cash and cash equivalents	(29,800)	(55,633)	81,398
Cash and cash equivalents at beginning of year	32,082	87,715	6,317

Cash and cash equivalents at end of year	$2,282	$32,082	$87,715

Note 22 — Subsequent Events

On January 8, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are scheduled for payment on March 18, 2016 to stockholders of record on February 19, 2016.

On January 14, 2016, HCPCI Holdings, LLC, a subsidiary of the Company, entered into a 15-year secured loan agreement for proceeds of $9,200. The loan bears a fixed annual interest rate of 4%. Principal and interest are payable in 180 monthly installments. The loan is intended to be used for real estate development projects or other general business purposes.

On January 15, 2016, TypTap Insurance Company, the Company’s new Florida insurance subsidiary, was authorized by the Florida Office of Insurance Regulation to transact insurance in the state of Florida as a property and casualty insurer. TypTap is required to maintain minimum capital and surplus of $20,000. In January 2016, the Company contributed capital in the amount of $25,000 to TypTap of which $300 was allocated to meet TypTap’s statutory deposit requirement.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2015). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Dixon Hughes Goodman, LLP, an independent registered public accounting firm, has audited the 2015 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2015 and 2014 provided by Dixon Hughes Goodman, LLP, our principal accountant:

	2015	2014
Audit fees (a)	$317	$277
All other fees (b)	65	—

	$382	$277

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above.

The Audit Committee pre-approved all 2015 engagements and fees for services provided by our principal accountant.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

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

(3)	Exhibits: See the exhibit listing set forth below:

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2014 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011. See Exhibit 10.89 for amendment to this Agreement.

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.10	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.11	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.12	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.13	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.15	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.16	Multi Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.20	Per Occurrence Excess Of Loss Reinsurance Contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Endorsement No. 2 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.22	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90 for amendment to this Agreement.

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91 for amendment to this Agreement.

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92 for amendment to this Agreement.

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93 for amendment to this Agreement.

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94 for amendment to this Agreement.

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95 for amendment to this Agreement.

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013. See Exhibit 10.96 for amendment to this Agreement.

10.41	Endorsement No 1 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97 for amendment to this Agreement.

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98 for amendment to this Agreement.

10.55	Purchase Agreement, dated December 5, 2013, by and between HCI Group, Inc. and JMP Securities LLC, as representative of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 6, 2013.

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Endorsement No 1 effective June 1, 2015 to Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.59	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.60	Endorsement No 1 effective June 1, 2015 to Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company by Endurance Specialty Insurance LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.61	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Endurance Specialty Insurance LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.62	Endorsement No 2 effective June 1, 2015 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by National Liability & Fire Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.63	Endorsement No 3 effective June 1, 2015 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Claddaugh Casualty Insurance Company LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.64	Endorsement No 1 effective June 1, 2015 to Multi-Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.65	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Reinstatement Premium Protection Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.66	Endorsement No 1 effective June 1, 2015 to Multi-Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Blue Water Reinsurance LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.67	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Reinstatement Premium Protection Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Blue Water Reinsurance LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.68	Endorsement No 1 effective June 1, 2015 to Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Aeolus RE LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.69	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Aeolus RE LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.70	Endorsement No 1 effective June 1, 2015 to Underlying Aggregate Excess of Loss Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Claddaugh Casualty Insurance Company LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.71	Endorsement No 1 effective June 1, 2015 to Excess of Loss Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by National Liability & Fire Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.72	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.73	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Blue Water RE LTD; and Endurance Specialty Insurance LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.74	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.75	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Allianz Risk Transfer AG (Bermuda Branch)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.76	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.77	Interests and Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Certain Underwriters at Lloyd’s; Amlin Bermuda (Branch of Amlin AG); Pioneer Underwriters (on behalf of Peak Reinsurance Company Limited); Ace Tempest Reinsurance Limited; Claddaugh Casualty Insurance Company LTD; Davinci Reinsurance LTD; Endurance Specialty Insurance LTD; Everest Reinsurance Company; Montpelier Reinsurance LTD; Odyssey Reinsurance Company; Partner Reinsurance Company LTD; and Renaissance Reinsurance LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.78	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.79	Interests and Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Certain Underwriters at Lloyd’s; Amlin Bermuda (Branch of Amlin AG); Pioneer Underwriters (on behalf of Peak Reinsurance Company Limited); Pioneer Underwriters (on behalf of Taiping Reinsurance Co LTD; Ace Tempest Reinsurance Limited; Arch Reinsurance LTD; Davinci Reinsurance LTD; Endurance Specialty Insurance LTD; Everest Reinsurance Company; Hannover RE (Bermuda) LTD; Montpelier Reinsurance LTD; MS Frontier Reinsurance LTD; Odyssey Reinsurance Company; Partner Reinsurance Company LTD; and Renaissance Reinsurance LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.80	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.81	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Swiss Reinsurance America Corporation). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.82	Underlying Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.83	Interests And Liabilities Agreement forming a part of Underlying Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance

Company, Inc. by subscribing reinsurer (Claddaugh Casualty Insurance Company LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.84	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.85	Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. subscribing reinsurers (Certain Underwriters at Lloyd’s; and Blue Water RE LTD). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.86	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.87	Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. subscribing reinsurers (Allianz Risk Transfer AG (Bermuda Branch); Blue Water RE LTD); . Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.88	Reimbursement Contract effective June 1, 2015 between Homeowners Choice Property & Casualty Insurance Company and the Florida State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed August 7, 2015.

10.89**	Amendment dated January 29, 2016 to Employment Agreement between Paresh Patel and HCI Group, Inc. dated July 1, 2011.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013

10.96**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Martin Traber and HCI Group, Inc. dated May 16, 2013

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

March 4, 2016	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 4, 2016	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors
(Principal Executive Officer)

March 4, 2016	By	/s/ Richard R. Allen
Richard R. Allen, Chief Financial Officer
(Principal Financial and Accounting Officer)

March 4, 2016	By	/s/ George Apostolou
George Apostolou, Director

March 4, 2016	By	/s/ Wayne Burks
Wayne Burks, Director

March 4, 2016	By	/s/ James Macchiarola
James Macchiarola, Director

March 4, 2016	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 4, 2016	By	/s/ Harish M. Patel
Harish M. Patel, Director

March 4, 2016	By	/s/ Gregory Politis
Gregory Politis, Director

March 4, 2016	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 4, 2016	By	/s/ Martin A. Traber
Martin A. Traber, Director
A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.