Form 10-Q
period 2016-03-31
HCI Group, Inc.
filed 2016-05-04
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on April 26, 2016 was 10,498,374.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $132,016 and $128,614, respectively)	$130,373	$125,009
Equity securities, available for sale, at fair value (cost: $46,803 and $47,548, respectively)	48,444	48,237
Limited partnership investments, at equity	24,729	23,930
Investment in unconsolidated joint venture, at equity	5,074	4,787
Real estate investments (Note 3 – Variable Interest Entity)	30,979	30,954

Total investments	239,599	232,917
Cash and cash equivalents (Note 3 – Variable Interest Entity)	277,913	267,738
Accrued interest and dividends receivable	1,434	1,390
Income taxes receivable	—	1,858
Premiums receivable	18,701	19,631
Prepaid reinsurance premiums	16,923	40,747
Deferred policy acquisition costs	16,453	18,602
Property and equipment, net	11,711	11,786
Deferred income taxes, net	2,473	3,189
Other assets	44,720	39,128

Total assets	$629,927	$636,986

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$53,271	$51,690
Unearned premiums	164,031	187,290
Advance premiums	16,854	4,983
Assumed reinsurance balances payable	1,087	1,084
Accrued expenses (Note 3 – Variable Interest Entity)	10,150	6,316
Income taxes payable	2,259	—
Long-term debt	127,397	129,429
Other liabilities (Note 3 – Variable Interest Entity)	17,641	18,472

Total liabilities	392,690	399,264

Commitments and contingencies (Note 13)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 9,937,756 and 10,292,256 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	—	—
Additional paid-in capital	18,549	23,879
Retained income	218,689	215,634
Accumulated other comprehensive loss, net of taxes	(1)	(1,791)

Total stockholders’ equity	237,237	237,722

Total liabilities and stockholders’ equity	$629,927	$636,986

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue

Gross premiums earned	$98,819	$109,567
Premiums ceded	(40,372)	(27,839)

Net premiums earned	58,447	81,728

Net investment income	1,490	1,409
Net realized investment losses	(75)	(193)
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(408)	(1,690)
Portion of loss recognized in other comprehensive income, before taxes	(267)	—

Net other-than-temporary impairment losses	(675)	(1,690)
Policy fee income	1,007	541
Gain on repurchases of convertible senior notes	153	—
Other	400	415

Total revenue	60,747	82,210

Expenses

Losses and loss adjustment expenses	27,080	19,039
Policy acquisition and other underwriting expenses	11,110	9,799
Salaries and wages	5,384	4,898
Interest expense	2,829	2,661
Other operating expenses	4,647	4,767

Total expenses	51,050	41,164

Income before income taxes	9,697	41,046

Income tax expense	3,641	15,668

Net income	$6,056	$25,378

Basic earnings per share	$0.60	$2.50

Diluted earnings per share	$0.60	$2.21

Dividends per share	$0.30	$0.30

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$6,056	$25,378

Other comprehensive income:
Change in unrealized gain on investments:
Net unrealized gain arising during the period	2,163	737
Other-than-temporary impairment loss charged to income	675	1,690
Call and repayment losses charged to investment income	1	36
Reclassification adjustment for net realized gains	75	193

Net change in unrealized gain	2,914	2,656
Deferred income taxes on above change	(1,124)	(1,025)

Total other comprehensive income, net of income taxes	1,790	1,631

Comprehensive income	$7,846	$27,009

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$6,056	$25,378
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	981	1,408
Net amortization of premiums on investments in fixed-maturity securities	102	230
Depreciation and amortization	1,375	1,289
Deferred income tax benefit	(408)	(746)
Net realized investment losses	75	193
Other-than-temporary impairment losses	675	1,690
Income from real estate investments	(287)	(44)
Gain on repurchases of convertible senior notes	(153)	—
Net loss from limited partnership interests	869	265
Net loss on disposal or sale of real estate investments	—	26
Foreign currency remeasurement gain	(1)	(4)
Changes in operating assets and liabilities:
Premiums receivable	930	(2,692)
Advance premiums	11,871	15,328
Prepaid reinsurance premiums	23,824	18,024
Accrued interest and dividends receivable	(44)	(392)
Other assets	(5,592)	(5,811)
Assumed reinsurance balances payable	3	9,433
Deferred policy acquisition costs	2,149	(49)
Losses and loss adjustment expenses	1,581	2,269
Unearned premiums	(23,259)	(28,113)
Income taxes	3,975	16,131
Accrued expenses and other liabilities	2,569	5,190

Net cash provided by operating activities	27,291	59,003

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	—	(479)
Investments in limited partnership interests	(1,668)	(19,510)
Investment in unconsolidated joint venture	—	(270)
Purchase of property and equipment	(272)	(227)
Purchase of real estate investments	(138)	(45)
Purchase of fixed-maturity securities	(4,930)	(65,271)
Purchase of equity securities	(4,072)	(19,201)
Proceeds from sales of fixed-maturity securities	1,100	2,234
Proceeds from calls, repayments and maturities of fixed-maturity securities	40	985
Proceeds from sales of equity securities	4,354	4,755
Proceeds from sales of real estate investments	—	5

Net cash used in investing activities	(5,586)	(97,024)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Cash dividends paid	(3,188)	(3,227)
Cash dividends received under share repurchase forward contract	187	187
Proceeds from issuance of long-term debt	9,200	—
Repurchases of convertible senior notes	(11,347)	—
Repayment of debt	(37)	—
Repurchases of common stock	(212)	(595)
Repurchases of common stock under share repurchase plan	(6,007)	(1,610)
Debt issuance costs	(177)	—
Tax benefits on stock-based compensation	50	259

Net cash used in financing activities	(11,531)	(4,986)

Effect of exchange rate changes on cash	1	4

Net increase (decrease) in cash and cash equivalents	10,175	(43,003)
Cash and cash equivalents at beginning of period	267,738	314,416

Cash and cash equivalents at end of period	$277,913	$271,413

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$23	$—

Cash paid for interest	$2,850	$2,801

Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$1,790	$1,631

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2016

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity
Balance at December 31, 2015	—	$—	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722
Net income	—	—	—	—	—	6,056	—	6,056
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	1,790	1,790
Forfeiture of restricted stock	—	—	(750)	—	—	—	—	—
Cancellation of restricted stock	—	—	(160,000)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(6,892)	—	(212)	—	—	(212)
Repurchase and retirement of common stock under share repurchase plan	—	—	(186,858)	—	(6,007)	—	—	(6,007)
Common stock dividends	—	—	—	—	—	(3,001)	—	(3,001)
Tax benefits on stock-based compensation	—	—	—	—	50	—	—	50
Tax shortfalls on stock-based compensation	—	—	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	—	—	981	—	—	981

Balance at March 31, 2016	—	$—	9,937,756	$—	$18,549	$218,689	$(1)	$237,237

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2016. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K, which was filed with the SEC on March 4, 2016.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2016-09. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718), which affects all entities that issue share-based awards to their employees. Among the amendments affecting share-based payment transactions are their income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all public entities for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-02. In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes Topic 840 and creates the new lease accounting standards for lessees and lessors, primarily related to the recognition of lease assets and liabilities by lessees for leases classified as operating leases. ASU 2016-02 is effective for all public entities for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-01. In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One of the changes is to require certain equity investments to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for all public entities for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. For all other entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 3 — Investments

Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At March 31, 2016 and December 31, 2015, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of March 31, 2016
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,532	$14	$(1)	$1,545
Corporate bonds	44,713	444	(4,031)	41,126
State, municipalities, and political subdivisions	75,638	2,401	(139)	77,900
Redeemable preferred stock	10,133	217	(548)	9,802

Total	132,016	3,076	(4,719)	130,373
Equity securities	46,803	3,137	(1,496)	48,444

Total available-for-sale securities	$178,819	$6,213	$(6,215)	$178,817

As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$108	$5	$—	$113
Corporate bonds	42,560	74	(4,815)	37,819
State, municipalities, and political subdivisions	75,812	1,632	(120)	77,324
Redeemable preferred stock	10,134	185	(566)	9,753

Total	128,614	1,896	(5,501)	125,009
Equity securities	47,548	2,139	(1,450)	48,237

Total available-for-sale securities	$176,162	$4,035	$(6,951)	$173,246

As of March 31, 2016 and December 31, 2015, $117 and $113, respectively, of U.S. Treasury securities relate to a statutory deposit held in trust for the Treasurer of Alabama.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2016 and December 31, 2015 are as follows:

	Amortized Cost	Estimated Fair Value
As of March 31, 2016
Available-for-sale
Due in one year or less	$4,604	$4,615
Due after one year through five years	35,819	35,677
Due after five years through ten years	70,368	68,018
Due after ten years	21,225	22,063

	$132,016	$130,373

	Amortized Cost	Estimated Fair Value
As of December 31, 2015
Available-for-sale
Due in one year or less	$3,282	$3,292
Due after one year through five years	32,833	32,651
Due after five years through ten years	71,120	67,113
Due after ten years	21,379	21,953

	$128,614	$125,009

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three months ended March 31, 2016 and 2015 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended March 31, 2016
Fixed-maturity securities	$1,100	$7	$—

Equity securities	$4,354	$139	$(221)

Three months ended March 31, 2015
Fixed-maturity securities	$2,234	$58	$(6)

Equity securities	$4,755	$208	$(453)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporary impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including-

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

During the three months ended March 31, 2016, the Company determined that one previously impaired fixed-maturity security the Company intends to hold until maturity had additional credit related loss. For the three months ended March 31, 2016, the Company recognized $293 of additional credit related loss in the consolidated statement of income, representing $26 of additional loss recorded during the period and the reclassification of $267 previously recorded in other comprehensive income. For the three months ended March 31, 2015, there was no other-than-temporary loss related to fixed-maturity securities. The Company did not consider any of its fixed-maturity securities to be other-than-temporarily impaired at March 31, 2015.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income from available for sale fixed-maturity securities.

	2016	2015
Balance at January 1	$111	$—
Additional credit impairments on previously impaired securities	293	—

Balance at March 31	$404	$—

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, the length of time each security has been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. At March 31, 2016, the Company had 11 equity securities that were other-than-temporarily impaired. This compares with four equity securities that were other-than-temporarily impaired at March 31, 2015. As a result, the Company recognized impairment losses of $382 and $1,690, respectively, for the three months ended March 31, 2016 and 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
As of March 31, 2016
Fixed-maturity securities
U.S. treasury and U.S. government agencies	$(1)	$714	$—	$—	$(1)	$714
Corporate bonds	(3,421)	18,555	(610)	3,578	(4,031)	22,133
State, municipalities, and political subdivisions	(112)	6,366	(27)	1,368	(139)	7,734
Redeemable preferred stock	(548)	6,899	—	—	(548)	6,899

Total fixed-maturity securities	(4,082)	32,534	(637)	4,946	(4,719)	37,480
Equity securities	(1,282)	12,111	(214)	1,522	(1,496)	13,633

Total available-for-sale securities	$(5,364)	$44,645	$(851)	$6,468	$(6,215)	$51,113

At March 31, 2016, there were 93 securities in an unrealized loss position. Of these securities, 12 securities had been in an unrealized loss position for 12 months or greater. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or more included $314 of other-than-temporary impairment losses related to non-credit factors.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Limited Partnership Investments

The Company has interests in limited partnerships that are not registered or readily tradeable on a securities exchange. These partnerships are private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships. The following table provides information related to the Company’s investments in limited partnerships.

	March 31, 2016			December 31, 2015
	Carrying Value	Unfunded Balance	(%)(a)	Carrying Value	Unfunded Balance	(%)(a)
Investment Strategy
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$4,924	$7,888	16.50	$4,774	$7,888	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	5,623	2,240	1.76	4,713	3,320	1.76
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	10,909	—	65.77	11,689	—	65.79
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	3,273	6,428	0.18	2,754	7,016	0.18

Total	$24,729	$16,556		$23,930	$18,224

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Withdrawal is permitted upon at least 45 days’ written notice to the general partner, provided that the Company has been a limited partner for at least 12 months.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority, the term of the fund may be extended for up to three additional one-year periods.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following is the aggregated summarized unaudited financial information of limited partnerships, which in certain cases is presented on a three-month lag due to the unavailability of information at the Company’s respective balance sheet dates. In applying the equity method of accounting, the Company uses the most recently available financial information provided by each general partner. The financial statements of these limited partnerships are audited annually.

	Three Months Ended
	March 31,
	2016	2015
Operating results:
Total income	$(16,082)	$(261)
Total expenses	(102,621)	(703)

Net loss	$(118,703)	$(964)

	March 31,	December 31,
	2016	2015
Balance Sheet:
Total assets	$2,095,768	$288,351
Total liabilities	$234,812	$28,105

For the three months ended March 31, 2016 and 2015, the Company recognized net investment losses of $869 and $265, respectively, for these investments. At March 31, 2016 and December 31, 2015, the Company’s cumulative contributed capital to the partnerships totaled $28,944 and $27,276, respectively, and the Company’s maximum exposure to loss aggregated $24,729 and $23,930, respectively. The limited partners received no income distributions during the three months ended March 31, 2016 and 2015.

Investment in Unconsolidated Joint Venture

FMKT Mel JV is a limited liability company that is treated as a joint venture under U.S. GAAP. In January 2016, FMKT Mel JV sold a portion of its outparcel land for gross proceeds of $829, of which $515 was used to repay a portion of the construction loan. FMKT Mel JV recognized a $404 gain on sale of which $383 was allocated to the Company in accordance with the profit allocation specified in the operating agreement.

At March 31, 2016 and December 31, 2015, the Company’s maximum exposure to loss relating to the variable interest entity was $5,074 and $4,787, respectively, representing the carrying value of the investment. At March 31, 2016, there was an undistributed gain of $287 compared with an undistributed loss of $148 at December 31, 2015 from this equity method investment, the amounts of which were included in the Company’s consolidated retained income. FMKT Mel JV’s partners received no cash distributions during the first quarters of 2016 and 2015. The following tables provide summarized unaudited financial information for the three months ended March 31, 2016 and 2015 and the unaudited financial results and the unaudited financial positions of the joint venture.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended
	March 31,
	2016	2015
Operating results:
Total revenues and gain	$533	$—
Total expenses	(236)	(1)

Net income (loss)	$297	$(1)

The Company’s share of net income*	$287	$—

*	Included in net investment income in the Company’s consolidated statements of income.

	March 31,	December 31,
	2016	2015
Balance Sheet:
Construction in progress - real estate	$308	$277
Property and equipment, net	11,570	11,806
Cash	955	570
Accounts receivable	11	3
Other	958	1,008

Total assets	$13,802	$13,664

Accounts payable	$153	$125
Construction loan	7,871	8,063
Other liabilities	162	157
Members’ capital	5,616	5,319

Total liabilities and members’ capital	$13,802	$13,664

Investment in unconsolidated joint venture, at equity	$5,074	$4,787

Real Estate Investments

Real estate investments include one Acquisition, Development and Construction Loan Arrangement (“ADC Arrangement”), office and retail space that is leased to tenants, wet and dry boat storage, one restaurant, and fuel services with respect to marina clients and recreational boaters. Real estate investments consist of the following as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Land	$13,134	$13,134
Land improvements	1,505	1,505
Buildings	3,121	3,116
Other	4,542	4,429

Total, at cost	22,302	22,184
Less: accumulated depreciation and amortization	(1,523)	(1,430)

Real estate, net	20,779	20,754
ADC Arrangement classified as real estate investment	10,200	10,200

Real estate investments	$30,979	$30,954

Depreciation and amortization expense related to real estate investments was $93 and $103, respectively, for the three months ended March 31, 2016 and 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

ADC Arrangement

At March 31, 2016 and December 31, 2015, the Company’s maximum exposure to loss relating to this variable interest was $10,200, representing the carrying value of the ADC Arrangement.

Management believes the credit risk associated with the ADC Arrangement is mitigated by the collateral used to secure the loan. As such, there were no credit loss allowances established as of March 31, 2016 and December 31, 2015.

Variable Interest Entity

The Company has an ongoing development project in Riverview, Florida through a joint venture in which the Company’s subsidiary has a controlling financial interest and, as a result, it is the primary beneficiary. The following table summarizes the assets and liabilities related to the Company’s consolidated variable interest entity which are included in the accompanying consolidated balance sheets.

	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$36	$57
Real estate investments	$2,936	$2,906
Accrued expenses	$30	$21
Other liabilities	$1,124	$1,108

Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended
	March 31,
	2016	2015
Available-for-sale securities:
Fixed-maturity securities	$1,116	$826
Equity securities	951	927
Investment expense	(162)	(145)
Limited partnership investments	(869)	(265)
Real estate investments	257	(83)
Cash and cash equivalents	185	135
Other	12	14

Net investment income	$1,490	$1,409

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2	-	Other inputs that are observable for the asset, either directly or indirectly such as quoted prices for identical assets that are not observable throughout the full term of the asset; and
Level 3	-	Inputs that are unobservable.

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2016 and December 31, 2015.

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2016
Financial Assets:
Cash and cash equivalents	$277,913	$—	$—	$277,913

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	1,545	—	—	1,545
Corporate bonds	40,143	983	—	41,126
State, municipalities, and political subdivisions	—	77,900	—	77,900
Redeemable preferred stock	9,802	—	—	9,802

Total fixed-maturity securities	51,490	78,883	—	130,373
Equity securities	48,444	—	—	48,444

Total available-for-sale securities	99,934	78,883	—	178,817

Total	$377,847	$78,883	$—	$456,730

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2015
Financial Assets:
Cash and cash equivalents	$267,738	$—	$—	$267,738

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	113	—	—	113
Corporate bonds	36,836	983	—	37,819
State, municipalities, and political subdivisions	—	77,324	—	77,324
Redeemable preferred stock	9,753	—	—	9,753

Total fixed-maturity securities	46,702	78,307	—	125,009
Equity securities	48,237	—	—	48,237

Total available-for-sale securities	94,939	78,307	—	173,246

Total	$362,677	$78,307	$—	$440,984

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of March 31, 2016 and December 31, 2015.

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2016
Financial Assets:
Limited partnership investments	$—	$—	$24,729	$24,729
ADC Arrangement classified as real estate investment	$—	$—	$10,173	$10,173

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$41,264	$—	$41,264
3.875% Convertible senior notes	$—	$—	$81,977	$81,977
4% Promissory note	—	—	8,991	8,991

Total long-term debt	$—	$41,264	$90,968	$132,232

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2015
Financial Assets:
Limited partnership investments	$—	$—	$23,930	$23,930
ADC Arrangement classified as real estate investment	$—	$—	$10,140	$10,140

Financial Liabilities:
Long-term debt:
8% Senior notes	$—	$41,103	$—	$41,103
3.875% Convertible senior notes	—	—	92,782	92,782

Total long-term debt	$—	$41,103	$92,782	$133,885

Note 5 — Other Assets

The following table summarizes the Company’s other assets.

	March 31,	December 31,
	2016	2015
Benefits receivable related to retrospective reinsurance contracts	$40,399	$35,716
Deferred costs related to retrospective reinsurance contracts	184	460
Prepaid expenses	1,903	904
Restricted cash	600	300
Other	1,634	1,748

Total other assets	$44,720	$39,128

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 6 — Long-Term Debt

The following table summarizes the Company’s long-term debt.

	March 31,	December 31,
	2016	2015
8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019	89,990	103,000
4% Promissory note, due through February 1, 2031	9,163	—

Total principal amount	139,403	143,250
Less: unamortized discount and issuance costs	(11,548)	(13,821)

Total	$127,855	$129,429
Less: current portion*	(458)	—

Total long-term debt	$127,397	$129,429

*	Included in other liabilities.

As of March 31, 2016, future maturities of long-term debt are as follows:

Due in 12 months following March 31,
2016	$458
2017	477
2018	497
2019	90,507
2020	40,788
Thereafter	6,676

Total	$139,403

For the three months ended March 31, 2016 and 2015, interest expense included the contractual interest coupon, discount amortization and amortization of allocated issuance costs aggregating $2,829 and $2,661, respectively, the amounts of which included non-cash interest expense of $940 and $858, respectively. As of March 31, 2016, the remaining amortization period of the debt discount was 2.9 years.

4% Promissory Note

On January 14, 2016, HCPCI Holdings, LLC, a subsidiary of the Company, entered into a 15-year secured loan agreement for proceeds of $9,200. The loan is primarily collateralized by the Company’s Tampa, Florida real estate and the lease agreements associated with this property. The loan bears a fixed annual interest rate of 4%. Approximately $68 of principal and interest is payable in 180 monthly installments beginning March 1, 2016. The promissory note may be repaid in full after February 1, 2017 as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement. The proceeds will be used for real estate development projects or other general business purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

3.875% Convertible Senior Notes

Conversion Rate

Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate. As of March 31, 2016, each $1 of the Company’s convertible notes would have been convertible into 16.0577 shares of common stock, which was the equivalent of approximately $62.28 per share.

Repurchases of Convertible Senior Notes

During the first quarter of 2016, the Company repurchased an aggregate of $13,010 in principal of its 3.875% convertible senior notes in privately negotiated transactions for cash in the amount of $11,347, inclusive of $81 in commissions. As a result, the Company recognized a $153 gain on extinguishment net of $1,591 in unamortized debt discount and issuance costs and commissions associated with the notes that were repurchased during the three months ended March 31, 2016.

Note 7 — Reinsurance

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance treaties and one quota share agreement. The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company enters into reinsurance treaties with highly rated and reputable reinsurers and it evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions.

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Three Months Ended
	March 31,
	2016	2015
Premiums Written:
Direct	$75,639	$81,989
Assumed	(79)	(535)

Gross written	75,560	81,454
Ceded	(40,372)	(27,839)

Net premiums written	$35,188	$53,615

Premiums Earned:
Direct	$96,853	$83,606
Assumed	1,966	25,961

Gross earned	98,819	109,567
Ceded	(40,372)	(27,839)

Net premiums earned	$58,447	$81,728

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

During the three months ended March 31, 2016 and 2015, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At March 31, 2016 and December 31, 2015, there were 21 reinsurers participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at March 31, 2016 and December 31, 2015. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of March 31, 2016 and December 31, 2015. In addition, management believes there was no credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract as of March 31, 2016 and December 31, 2015.

Certain of the reinsurance contracts are multi-year contracts that include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. These adjustments are reflected in the statements of income as net reductions in ceded premiums of $2,821 and $6,373, respectively, for the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, other assets included $40,583 and $36,176, respectively, and prepaid reinsurance premiums included $1,039 and $2,625, respectively, related to these adjustments. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial position.

Note 8 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of period	$51,690	$48,908

Incurred related to:
Current period	26,617	18,832
Prior period	463	207

Total incurred	27,080	19,039

Paid related to:
Current period	(8,357)	(4,796)
Prior period	(17,142)	(11,974)

Total paid	(25,499)	(16,770)

Balance, end of period	$53,271	$51,177

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended March 31, 2016, the Company experienced unfavorable development of $463 attributable to the settlement and further development of older claims and an increase in late reported claims, primarily claims related to the 2015 loss year.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company writes insurance in the state of Florida, which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s quarterly results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

Note 9 — Income Taxes

During the three months ended March 31, 2016 and 2015, the Company recorded approximately $3,641 and $15,668, respectively, of income taxes, which resulted in effective tax rates of 37.5% and 38.2%, respectively. The decrease in the 2016 effective tax rate was primarily attributable to an increase in interest income earned from tax-exempt securities relative to overall book income. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Note 10 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$6,056	—	—	$25,378
Less: Income attributable to participating securities	(297)	—	—	(1,498)

Basic Earnings Per Share:
Income allocated to common stockholders	5,759	9,578	$0.60	23,880	9,539	$2.50

Effect of Dilutive Securities:
Stock options	—	63	—	—	135
Convertible senior notes*	—	—	—	1,111	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$5,759	9,641	$0.60	$24,991	11,323	$2.21

*	Excluded in 2016 due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 11 — Stockholders’ Equity

Common Stock

In December 2015, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended March 31, 2016, the Company repurchased and retired a total of 186,858 shares at a weighted average price per share of $32.11 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2016 was $6,007, or $32.15 per share.

In 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. During the three months ended March 31, 2015, the Company repurchased and retired a total of 37,869 shares at a weighted average price per share of $42.49 to complete this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2015 was $1,610, or $42.51 per share. This one-year repurchase plan expired March 31, 2015.

On January 8, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends were paid on March 18, 2016 to stockholders of record on February 19, 2016. On April 14, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on June 17, 2016 to stockholders of record on May 20, 2016.

Note 12 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At March 31, 2016, there were 4,366,717 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three months ended March 31, 2016 and 2015 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2016	110,000	$3.19	2.3 years	$3,482
Outstanding at March 31, 2016	110,000	$3.19	2.1 years	$3,312

Exercisable at March 31, 2016	110,000	$3.19	2.1 years	$3,312

Outstanding at January 1, 2015	230,000	$3.00	3.0 years	$9,256
Outstanding at March 31, 2015	230,000	$3.00	2.8 years	$9,861

Exercisable at March 31, 2015	230,000	$3.00	2.8 years	$9,861

There were no options exercised during the three months ended March 31, 2016 and 2015.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to its executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards containing only performance or service-based conditions is based on the market value of the Company’s common stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2016 and 2015 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2016	620,513	$30.33
Vested	(20,917)	$48.42
Cancelled	(160,000)	$26.27
Forfeited	(750)	$45.25

Nonvested at March 31, 2016	438,846	$30.93

Nonvested at January 1, 2015	639,705	$28.33
Vested	(41,695)	$36.15
Forfeited	(1,088)	$48.42

Nonvested at March 31, 2015	596,922	$27.75

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $981 and $1,408 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and 2015, there was approximately $6,625 and $8,893, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 17 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Deferred tax benefits recognized	$379	$543
Tax benefits realized for restricted stock and paid dividends	$50	$259
Fair value of vested restricted stock	$1,013	$1,507

Note 13 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of March 31, 2016, the Company has contractual obligations related to multi-year reinsurance contracts. These contracts have effective dates of June 1, 2014 and may be cancelable only with the other party’s consent. The future minimum aggregate premiums payable to the reinsurers due in April 2016 are $10,905.

Capital Commitment

As described in Note 3 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for three limited partnership interests. At March 31, 2016, there was an aggregate unfunded balance of $16,556.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily related to the Department’s proposed disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which included interest through September 10, 2013, approximated $1,913. To resolve the matter, the Company entered into negotiations with the Department and reached an agreement in principle whereby certain of the Company’s subsidiaries would individually file and pay state reemployment taxes plus interest covering the periods under audit through the second quarter of 2014. Such filings were expected to yield a refund of reemployment taxes paid by the Company. In December 2015, the Department issued its Notice of Decision indicating the Company owed approximately $38 in full settlement of the premium tax and related interest, which the Company paid in February 2016. The Company received refunds totaling $57 related to its reemployment tax filings specific to the period for which the Company was required to file and pay the subsidiary reemployment tax returns as part of the negotiated settlement. As a result, the Company realized a net benefit of $19. Management believes this matter is fully resolved as of March 31, 2016.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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

For the three months ended March 31, 2016 and 2015, revenues from property and casualty insurance operations represented 88.9% and 97.1%, respectively, of total revenues of all operations. As a result, our property and casualty insurance operations are our only reportable operating segment.

Insurance Operations

Property and Casualty Insurance

Homeowners Choice Property & Casualty Insurance Company, Inc.

Our principal operating subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is a leading provider of property and casualty insurance in the state of Florida. HCPCI along with certain of our other subsidiaries currently provides property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida. Since 2014, HCPCI has offered flood-endorsed and wind-only policies to eligible new and pre-existing Florida customers. In December 2015, HCPCI was approved by the Florida Office of Insurance Regulation to write standalone flood insurance policies for Florida homeowners. HCPCI strives to offer insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

HCPCI began operations in 2007 by participating in a “take-out program,” which is a legislatively mandated program designed to encourage private insurance companies to assume policies from Citizens Property Insurance Corporation, a Florida state-supported insurer. Our growth since inception has resulted primarily from a series of policy assumptions. This growth track has been beneficial to us although there are fewer policies available for assumption today as a result of increased competition in the Florida market. Thus, we plan to seek other opportunities to expand by providing new or additional product offerings in and outside the state of Florida.

TypTap Insurance Company

TypTap Insurance Company was organized by HCI Group, Inc. and approved by the Florida Office of Insurance Regulation in January 2016 to transact insurance business in the state of Florida. TypTap began writing standalone flood coverage to Florida homeowners in March 2016.

We expect the flood insurance product offered both by TypTap and HCPCI to become a significant contributor to future financial results.

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

Other Operations

Real Estate

Our real estate operations consist of multiple properties we own and operate. In addition, we have investments in three commercial development projects that include two sites owned by us and managed through joint ventures.

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

•	ExzeoTM - a cloud application that provides automation and intelligence across multiple business processes.

•	PropletTM - an interactive tool for an insurance agent to search a property’s insurance-related information.

•	Atlas ViewerTM - an interactive cloud-based data mapping and visualization application.

•	TypTap - an online platform for quoting and binding flood policies for our subsidiary, TypTap Insurance Company.

Recent Events

On April 14, 2016, our Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on June 17, 2016 to stockholders of record on May 20, 2016.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015

Operating Revenue
Gross premiums earned	$98,819	$109,567
Premiums ceded	(40,372)	(27,839)

Net premiums earned	58,447	81,728

Net investment income	1,490	1,409
Net realized investment losses	(75)	(193)
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(408)	(1,690)
Portion of loss recognized in other comprehensive income, before taxes	(267)	—

Net other-than-temporary impairment losses	(675)	(1,690)
Policy fee income	1,007	541
Gain on repurchases of convertible senior notes	153	—
Other income	400	415

Total operating revenue	60,747	82,210

Operating Expenses
Losses and loss adjustment expenses	27,080	19,039
Policy acquisition and other underwriting expenses	11,110	9,799
Salaries and wages	5,384	4,898
Interest expense	2,829	2,661
Other operating expenses	4,647	4,767

Total operating expenses	51,050	41,164

Income before income taxes	9,697	41,046
Income tax expense	3,641	15,668

Net income	$6,056	$25,378

Ratios to Net Premiums Earned:
Loss Ratio	46.33%	23.30%
Expense Ratio	41.01%	27.07%

Combined Ratio	87.34%	50.37%

Ratios to Gross Premiums Earned:
Loss Ratio	27.40%	17.38%
Expense Ratio	24.26%	20.19%

Combined Ratio	51.66%	37.57%

Earnings Per Share Data:
Basic	$0.60	$2.50

Diluted	$0.60	$2.21

Comparison of the Three Months ended March 31, 2016 to the Three Months ended March 31, 2015

Our results of operations for the three months ended March 31, 2016 reflect income available to common stockholders of approximately $6,056,000, or $0.60 earnings per diluted common share, compared with approximately $25,378,000, or $2.21 earnings per diluted common share, for the three months ended March 31, 2015. The quarter-over-quarter decline is primarily due to a $10,748,000 decrease in gross premiums earned as well as a $12,533,000 increase in premiums ceded, resulting in a decrease in net premiums earned of $23,281,000. In addition, our 2016 results are affected by an increase in losses and loss adjustment expenses of $8,041,000.

Revenue

Gross Premiums Earned for the three months ended March 31, 2016 and 2015 were approximately $98,819,000 and $109,567,000, respectively. The decrease in 2016 was attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the three months ended March 31, 2016 and 2015 were approximately $40,372,000 and $27,839,000, respectively, representing 40.9% and 25.4%, respectively, of gross premiums earned. The $12,533,000 increase was attributable to policies assumed in December 2014 which was outside of hurricane season and, as a result, we deemed it unnecessary to purchase reinsurance covering these policies until June 1, 2015. This resulted in lower reinsurance costs in the first quarter of 2015 compared with the same quarter of 2016. Our reinsurance program for 2015/16 provides coverage, which according to catastrophe models approved by the FLOIR, is sufficient to cover the probable maximum loss resulting from a 1 in 260 year event. Our reinsurance program for 2014/15 provided coverage for a probable maximum loss resulting from a 1 in 182 year event. In addition, our reduction to ceded premiums attributable to retrospective provisions under certain reinsurance contracts was lower as compared with the corresponding period in 2015.

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties or to assume a proportional share of losses as defined by one quota share agreement. For the three months ended March 31, 2016 and 2015, premiums ceded reflect net reductions of approximately $2,821,000 and $6,373,000, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written for the three months ended March 31, 2016 and 2015 totaled approximately $35,188,000 and $53,615,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The decrease in 2016 resulted from an increase of approximately $12,533,000 in premiums ceded during the year combined with a decrease of approximately $10,748,000 in gross premiums written. We had approximately 158,000 policies in force at March 31, 2016 as compared with approximately 176,000 policies in force at March 31, 2015.

Net Premiums Earned for the three months ended March 31, 2016 and 2015 were approximately $58,447,000 and $81,728,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net Premiums Written	$35,188	$53,615
Decrease in Unearned Premiums	23,259	28,113

Net Premiums Earned	$58,447	$81,728

Net Investment Income for the three months ended March 31, 2016 and 2015 was approximately $1,490,000 and $1,409,000, respectively. The slight increase in 2016 was primarily due to increased investment income related to our fixed-maturity securities. See Note 3 — “Investments” under Net Investment Income to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Other-Than-Temporary Impairment Losses for the three months ended March 31, 2016 and 2015 were approximately $675,000 and $1,690,000, respectively. During the first quarter of 2016, we recognized impairment losses specific to one fixed-maturity security and 11 equity securities. The fixed-maturity security was subject to credit related loss impairment resulting from our analysis of its expected cash flows. Eleven equity securities were impaired because each security had been in an unrealized loss position for a length of time with no near term prospect of recovery. During the quarter ended March 31, 2015, we recognized impairment losses specific to four equity securities, one of which accounted for $1,598,000 of the total impairment losses.

Policy Fee Income for the three months ended March 31, 2016 and 2015 was approximately $1,007,000 and $541,000, respectively. Beginning in March 2015, we have used actual policy cancellations in our calculation of policy fee income whereas estimated attrition rates were used in this calculation prior to March 2015. As a result, our 2016 policy fee income was higher than in 2015 despite the decline in gross premiums earned.

Gain on Repurchases of Convertible Senior Notes for the three months ended March 31, 2016 and 2015 was approximately $153,000 and $0, respectively. The gain was attributable to the repurchase of $13,010,000 in principal of our 3.875% Convertible Senior Notes during the first quarter of 2016. See Note 6 — “Long-term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $27,080,000 and $19,039,000, respectively, for the three months ended March 31, 2016 and 2015. Our 2016 losses and loss adjustment expenses were impacted by weather-related events occurring in the quarter, which accounted for approximately $5,000,000 of the increase, with the remaining amount being attributable to normal loss activity. These factors were considered in establishing our estimate for unpaid losses and loss adjustment expenses as of March 31, 2016. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2016 and 2015 of approximately $11,110,000 and $9,799,000, respectively, primarily reflect brokerage fees and the amortization of deferred acquisition costs related to commissions payable to agents for production and renewal of policies and premium taxes. The $1,311,000 increase from the corresponding period in 2015 was primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2016 premiums.

Salaries and Wages for the three months ended March 31, 2016 and 2015 were approximately $5,432,000 and $4,898,000, respectively. The $534,000 increase from the corresponding period in 2015 was primarily attributable to an increase in employee headcount as well as merit increases during 2016 and 2015. As of March 31, 2016, we had approximately 225 employees located at our offices in Florida compared with 214 employees as of March 31, 2015. We also had 85 employees located in Noida, India at March 31, 2016 versus 91 at March 31, 2015.

Other Operating Expenses for the three months ended March 31, 2016 and 2015 were approximately $4,647,000 and $4,767,000, respectively. The $120,000 decrease was primarily attributable to a $379,000 decrease in stock-based compensation offset by an increase in various administrative expenses.

Income Tax Expense for the three months ended March 31, 2016 and 2015 was approximately $3,641,000 and $15,668,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 37.5% for 2016 and 38.2% for 2015.

Ratios:

The loss ratio applicable to the three months ended March 31, 2016 (losses and loss adjustment expenses incurred related to net premiums earned) was 46.3% compared with 23.3% for the three months ended March 31, 2015. The increase was primarily due to a reduction in net premiums earned and increased losses as described previously.

The expense ratio applicable to the three months ended March 31, 2016 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 41.0% compared with 27.1% for the three months ended March 31, 2015. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2016 was 87.3% compared with 50.4% for the three months ended March 31, 2015.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended March 31, 2016 was 51.7% compared with 37.6% for the three months ended March 31, 2015.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms typically occur during the period from June 1 through November 30 each year. Although not as typical, we may also experience significant winter storm activity as we did during the first quarter of 2016. With our reinsurance treaty year effective June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

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

Our insurance subsidiary requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. Substantially all of our losses and loss adjustment expenses are fully settled and paid within 100 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In June 2016, we expect to receive $37,800,000 under the terms of two retrospective reinsurance contracts, which will terminate May 31, 2016.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and to fund operating expenses. In addition, we intend to continue investing in real estate to maximize returns and diversify our sources of income, pursue acquisition opportunities, or consider other strategic opportunities.

Senior Notes and Promissory Note

The following table summarizes our long-term debt’s principal and interest payment obligations at March 31, 2016:

	Maturity Date	Interest Payment Due Date
8% Senior Notes	January 2020	January 30, April 30, July 30, and October 30
3.875% Convertible Senior Notes	March 2019	March 15 and September 15
4% Promissory Note	Through February 2031	1st day of each month

See Note 6 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information including information on repurchases of our convertible senior notes.

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At March 31, 2016, there was an aggregate unfunded capital balance of $16,556,000. See Limited Partnership Investments under Note 3 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

On December 15, 2015, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At March 31, 2016, there was approximately $14,000,000 available under the plan. See Note 11 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Development in Progress

We currently have development projects through our joint ventures. Although we have no outstanding commitment to fund any of the existing projects and we expect to finance existing and future development projects with cash from real estate operations and through property financings, we may be required to make additional capital contributions when the business opportunity is warranted.

Sources and Uses of Cash

Cash Flows for the Three months ended March 31, 2016

Net cash provided by operating activities for the three months ended March 31, 2016 was approximately $27,290,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $5,585,000 was primarily due to the purchases of available-for-sale securities of $9,002,000, and the limited partnership investments of $1,667,000, offset by the proceeds from sales of available-for-sale securities of $5,454,000. Net cash used in financing activities totaled $11,531,000, which was primarily due to $11,347,000 used in the repurchases of our convertible senior notes, $6,007,000 used in our share repurchase plan and $3,001,000 of net cash dividend payments, offset by the proceeds from issuance of a 4% promissory note of $9,200,000.

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

At March 31, 2016, we had $178,817,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we had unexpired capital commitments for three of the four limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 13 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of March 31, 2016 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease (1)	$894	188	310	283	113
Service agreement (1)	139	22	46	51	20
Reinsurance contracts (2)	10,905	10,905	—	—	—
Unfunded capital commitments (3)	16,556	16,556	—	—	—
Long-term debt obligations (4)	167,275	8,028	16,056	135,093	8,098

Total	$195,769	35,699	16,412	135,427	8,231

(1)	Represents the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the March 31, 2016 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to certain limited partnerships in which we hold an interest.
(4)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020, the convertible notes due March 15, 2019, and the promissory note due through February 1, 2031.

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

We believe our critical accounting policies and estimates are those related to losses and loss adjustment expenses, reinsurance with retrospective provisions, deferred income taxes, and stock-based compensation expense. These policies are critical to the portrayal of our financial condition and operating results. They require management to make judgments and estimates about inherently uncertain matters. Material estimates that are particularly susceptible to significant change in the near term are related to our losses and loss adjustment expense reserves, which include amounts estimated for claims incurred but not yet reported and reinsurance contracts with retrospective provisions.

Reserves for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expense (“Reserves”) are specific to property insurance, which is our insurance division’s only line of business. The Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are adjusted.

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2016, $30,482,000 of the total $53,271,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $22,789,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2016, $17,206,000 of the $22,789,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $51,690,000 at December 31, 2015 to $53,271,000 at March 31, 2016. The $1,581,000 increase in our Reserves is comprised of $18,260,000 in reserves related to claims occurring in the 2016 loss year offset by reductions in our Reserves of $10,989,000 for 2015 and $5,690,000 for 2014 and prior loss years. The $18,260,000 in Reserves established for 2016 claims is primarily driven by an allowance for subsequent development of claims reported for the accident year and an allowance for those claims that have been incurred but not reported to the company as of March 31, 2016. The decrease of $16,679,000 specific to our 2015 and prior loss-year reserves is primarily due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2016 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended March 31, 2016 and 2015, we accrued benefits of $4,683,000 and $6,379,000, respectively. For the three months ended March 31, 2016, we recognized ceded premiums of $1,862,000, representing amortization of previously deferred reinsurance costs for increased coverage. For the three months ended March 31, 2015, we recognized net ceded premiums of $6,000, representing amortization of $109,000 of previously deferred reinsurance costs for increased coverage offset by $103,000 of ceded premiums deferred for the period. For the three months ended March 31, 2016 and 2015, net reductions in ceded premiums totaled $2,821,000 and $6,373,000, respectively. As of March 31, 2016, we had $40,399,000 of accrued benefits and $1,223,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively. At December 31, 2015, we had $35,716,000 of accrued benefits and $3,085,000 of ceded premiums deferred related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 4, 2016. For the three months ended March 31, 2016, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at March 31, 2016 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2016 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$113,095	$(17,278)	(13.25)%
200 basis point increase	118,852	(11,521)	(8.84)%
100 basis point increase	124,611	(5,762)	(4.42)%
100 basis point decrease	136,133	5,760	4.42%
200 basis point decrease	141,440	11,067	8.49%
300 basis point decrease	144,756	14,383	11.03%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2016 (amounts in thousands):

		% of		% of
		Total		Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$1,519	1	$1,540	1
AA+, AA, AA-	21,427	16	22,214	17
A+, A, A-	34,995	27	35,918	28
BBB+, BBB, BBB-	45,648	35	45,742	35
BB+, BB, BB-	9,910	8	9,556	7
B+, B, B-	11,972	9	9,401	7
CCC+, CC and Not rated	6,545	4	6,002	5

Total	$132,016	100	$130,373	100

Equity Price Risk

Our equity investment portfolio at March 31, 2016 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2016 (amounts in thousands):

		% of
		Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$23,519	49
Consumer	6,298	13
Energy	2,699	6
Industrial	2,563	5
Other (1)	3,018	6

	38,097	79

Mutual funds and exchange traded funds by type:
Debt	8,838	18
Equity	1,509	3

	10,347	21

Total	$48,444	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2016, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As previously reported in our Form 10-K which was filed with the SEC on March 4, 2016, the Company, each of the directors and the two shareholders agreed to a settlement with respect to the two shareholders’ demands of alleged damages to the Company. As a result, certain of the directors’ restricted shares were cancelled March 2, 2016. The cancelled shares were made up of 148,000 shares that would vest in the event our share price reached $50.00 and 12,000 shares that would vest in the event our share price reached $95.00. Our board members and the Company have also implemented certain non-financial corporate governance changes. We are not aware of any other pending shareholder demands.

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

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 4, 2016.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Repurchases of Securities

The table below summarizes the number of common shares repurchased during the three months ended March 31, 2016 under a share repurchase plan and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares in January 2016 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (b)

January 31, 2016	69,856	$31.66	62,964	$18,000
February 29, 2016	61,304	$32.62	61,304	$16,000
March 31, 2016	62,590	$31.95	62,590	$14,000

	193,750	$32.06	186,858

(a)	The share repurchase plan approved by our Board of Directors on December 15, 2015 commenced in January 2016.
(b)	Represents the balances before commissions and fees at the end of each month.

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

During the quarter ended March 31, 2016, HCPCI paid a $19,000,000 dividend to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2014 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011. See Exhibit 10.89

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.9	Catastrophe Aggregate Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.10	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.11	Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.12	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.13	Multi Year Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2014, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.14	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.15	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.16	Multi Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.17	Form of indemnification agreement for our officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2009.

10.18	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Blue Water 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 1). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.20	Per Occurrence Excess Of Loss Reinsurance contract dated June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 14, 2012.

10.21	Endorsement No. 2 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.22	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers (Aeolus year 2). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.32	Endorsement No. 1 to the Per Occurrence Excess of Loss Reinsurance Contract Effective June 1, 2012 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.33	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 9, 2013.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013. See Exhibit 10.96

10.41	Endorsement No 1 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.49	Excess of Loss Retrocession Contract, effective June 1, 2013, issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers, including Oxbridge Reinsurance Limited (working layer). Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.55	Purchase Agreement, dated December 5, 2013, by and between HCI Group, Inc. and JMP Securities LLC, as representative of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 6, 2013.

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Endorsement No 1 effective June 1, 2015 to Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.59	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.60	Endorsement No 1 effective June 1, 2015 to Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company by Endurance Specialty Insurance LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.61	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Catastrophe Excess of Loss Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Endurance Specialty Insurance LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.62	Endorsement No 2 effective June 1, 2015 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by National Liability & Fire Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.63	Endorsement No 3 effective June 1, 2015 to Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2013 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Claddaugh Casualty Insurance Company LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.64	Endorsement No 1 effective June 1, 2015 to Multi-Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.65	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Reinstatement Premium Protection Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.66	Endorsement No 1 effective June 1, 2015 to Multi-Year Reinstatement Premium Protection Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Blue Water Reinsurance LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.67	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Multi-Year Reinstatement Premium Protection Reinsurance Contracts effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Blue Water Reinsurance LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.68	Endorsement No 1 effective June 1, 2015 to Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Aeolus RE LTD. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.69	Endorsement No 1 effective June 1, 2015 to Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Aeolus RE LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.70	Endorsement No 1 effective June 1, 2015 to Underlying Aggregate Excess of Loss Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Claddaugh Casualty Insurance Company LTD. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.71	Endorsement No 1 effective June 1, 2015 to Excess of Loss Reinsurance Contract effective June 1, 2014 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by National Liability & Fire Insurance Company. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.72	Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.73	Interests And Liabilities Agreement forming a part of Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by

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

10.86	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.87	Interests And Liabilities Agreement forming a part of Reinstatement Premium Protection Reinsurance Contract effective June 1, 2015 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. subscribing reinsurers (Allianz Risk Transfer AG (Bermuda Branch); Blue Water RE LTD); . Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed July 30, 2015.

10.88	Reimbursement Contract effective June 1, 2015 between Homeowners Choice Property & Casualty Insurance Company and the Florida State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed August 7, 2015.

10.89**	Amendment dated January 29, 2016 to Employment Agreement between Paresh Patel and HCI Group, Inc. dated July 1, 2011. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.96**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Martin Traber and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

May 4, 2016	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 4, 2016	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.