Form 10-Q
period 2016-06-30
HCI Group, Inc.
filed 2016-08-03
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on July 27, 2016 was 10,388.360.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $133,322 and $128,614, respectively)	$135,707	$125,009
Equity securities, available for sale, at fair value (cost: $46,045 and $47,548, respectively)	49,712	48,237
Limited partnership investments, at equity	25,269	23,930
Investment in unconsolidated joint venture, at equity	5,015	4,787
Real estate investments (Note 3 - Variable Interest Entity)	31,661	30,954

Total investments	247,364	232,917
Cash and cash equivalents (Note 3 - Variable Interest Entity)	309,274	267,738
Accrued interest and dividends receivable	1,389	1,390
Income taxes receivable	4,837	1,858
Premiums receivable	27,228	19,631
Prepaid reinsurance premiums	35,793	40,747
Deferred policy acquisition costs	21,091	18,602
Property and equipment, net	11,598	11,786
Deferred income taxes, net	1,117	3,189
Other assets (Note 3 - Variable Interest Entity)	10,780	39,128

Total assets	$670,471	$636,986

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$54,727	$51,690
Unearned premiums	208,600	187,290
Advance premiums	13,824	4,983
Assumed reinsurance balances payable	—	1,084
Accrued expenses (Note 3 - Variable Interest Entity)	11,330	6,316
Long-term debt	128,123	129,429
Other liabilities (Note 3 - Variable Interest Entity)	14,110	18,472

Total liabilities	430,714	399,264

Commitments and contingencies ( Note 13)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 9,837,603 and 10,292,256 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	—	—
Additional paid-in capital	13,262	23,879
Retained income	222,778	215,634
Accumulated other comprehensive income (loss), net of taxes	3,717	(1,791)

Total stockholders’ equity	239,757	237,722

Total liabilities and stockholders’ equity	$670,471	$636,986

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue

Gross premiums earned	$94,912	$107,765	$193,731	$217,332
Premiums ceded	(36,384)	(31,378)	(76,756)	(59,217)

Net premiums earned	58,528	76,387	116,975	158,115

Net investment income	1,725	1,795	3,215	3,204
Net realized investment gains (losses)	391	(74)	316	(267)
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(228)	(293)	(636)	(1,983)
Portion of loss recognized in other comprehensive income, before taxes	(314)	—	(581)	—

Net other-than-temporary impairment losses	(542)	(293)	(1,217)	(1,983)
Policy fee income	988	942	1,995	1,483
Gain on repurchases of convertible senior notes	—	—	153	—
Other	430	311	830	726

Total revenue	61,520	79,068	122,267	161,278

Expenses

Losses and loss adjustment expenses	26,272	20,565	53,352	39,604
Policy acquisition and other underwriting expenses	10,879	10,443	21,989	20,242
Salaries and wages	5,680	5,236	11,064	10,134
Interest expense	2,611	2,679	5,440	5,340
Other operating expenses	4,849	4,562	9,496	9,329

Total operating expenses	50,291	43,485	101,341	84,649

Income before income taxes	11,229	35,583	20,926	76,629

Income tax expense	4,205	13,561	7,846	29,229

Net income	$7,024	$22,022	$13,080	$47,400

Basic earnings per share	$0.71	$2.17	$1.31	$4.67

Diluted earnings per share	$0.71	$1.93	$1.31	$4.14

Dividends per share	$0.30	$0.30	$0.60	$0.60

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,024	$22,022	$13,080	$47,400

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) arising during the period	5,893	(3,912)	8,056	(3,175)
Other-than-temporary impairment loss charged to income	542	293	1,217	1,983
Call and repayment losses charged to investment income	10	19	11	55
Reclassification adjustment for net realized (gains) losses	(391)	74	(316)	267

Net change in unrealized gain (loss)	6,054	(3,526)	8,968	(870)
Deferred income taxes on above change	(2,336)	1,360	(3,460)	335

Total other comprehensive income (loss), net of income taxes	3,718	(2,166)	5,508	(535)

Comprehensive income	$10,742	$19,856	$18,588	$46,865

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,080	$47,400
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,948	2,789
Net amortization of premiums on investments in fixed-maturity securities	255	530
Depreciation and amortization	2,656	2,589
Deferred income tax benefits	(1,388)	(1,188)
Net realized investment (gains) losses	(316)	267
Other-than-temporary impairment losses	1,217	1,983
Income from real estate investments	—	(112)
Gain on repurchases of convertible senior notes	(153)	—
(Income) loss from unconsolidated joint venture	(228)	1
Net loss from limited partnership interests	1,065	462
Net loss on disposal or sale of real estate investments	—	26
Foreign currency remeasurement loss	19	17
Changes in operating assets and liabilities:
Premiums receivable	(7,597)	(14,337)
Advance premiums	8,841	11,025
Prepaid reinsurance premiums	4,954	678
Accrued interest and dividends receivable	1	(515)
Other assets	28,442	(12,942)
Assumed reinsurance balances payable	(1,084)	637
Deferred policy acquisition costs	(2,489)	(6,979)
Losses and loss adjustment expenses	3,037	5,421
Unearned premiums	21,310	19,432
Income taxes	(3,213)	8,571
Accrued expenses and other liabilities	34	12,020

Net cash provided by operating activities	70,391	77,775

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	—	(3,285)
Investments in limited partnership interests	(2,448)	(20,628)
Investment in unconsolidated joint venture	—	(270)
Purchase of property and equipment	(485)	(376)
Purchase of real estate investments	(878)	(128)
Purchase of fixed-maturity securities	(39,673)	(77,251)
Purchase of equity securities	(8,410)	(24,505)
Distribution from limited partnership interests	44	—
Proceeds from sales of fixed-maturity securities	33,524	3,285
Proceeds from calls, repayments and maturities of fixed-maturity securities	1,074	4,205
Proceeds from sales of equity securities	9,155	7,994
Proceeds from sales of real estate investments	—	5

Net cash used in investing activities	(8,097)	(110,954)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	200
Cash dividends paid	(6,310)	(6,375)
Cash dividends received under share repurchase forward contract	374	374
Proceeds from issuance of long-term debt	9,200	—
Repurchases of convertible senior notes	(11,347)	—
Repayment of debt	(150)	—
Repurchases of common stock	(447)	(772)
Repurchases of common stock under share repurchase plan	(12,015)	(1,610)
Debt issuance costs	(177)	—
Tax benefits on stock-based compensation	131	1,691

Net cash used in financing activities	(20,741)	(6,492)

Effect of exchange rate changes on cash	(17)	(16)

Net increase (decrease) in cash and cash equivalents	41,536	(39,687)
Cash and cash equivalents at beginning of period	267,738	314,416

Cash and cash equivalents at end of period	$309,274	$274,729

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,315	$20,154

Cash paid for interest	$3,746	$3,606

Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$5,508	$(535)

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2016

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2015	—	$—	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722
Net income	—	—	—	—	—	13,080	—	13,080
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	5,508	5,508
Issuance of restricted stock	—	—	102,440	—	—	—	—	—
Forfeiture of restricted stock	—	—	(5,897)	—	—	—	—	—
Cancellation of restricted stock	—	—	(160,000)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(14,400)	—	(447)	—	—	(447)
Repurchase and retirement of common stock under share repurchase plan	—	—	(376,796)	—	(12,015)	—	—	(12,015)
Common stock dividends	—	—	—	—	—	(5,936)	—	(5,936)
Tax benefits on stock-based compensation	—	—	—	—	131	—	—	131
Tax shortfalls on stock-based compensation	—	—	—	—	(234)	—	—	(234)
Stock-based compensation	—	—	—	—	1,948	—	—	1,948

Balance at June 30, 2016	—	$—	9,837,603	$—	$13,262	$222,778	$3,717	$239,757

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Six Months Ended June 30, 2015

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	of Tax	Equity
Balance at December 31, 2014	—	$—	10,189,128	$—	$20,465	$161,454	$666	$182,585
Net income	—	—	—	—	—	47,400	—	47,400
Total other comprehensive loss, net of income taxes	—	—	—	—	—	—	(535)	(535)
Issuance of restricted stock	—	—	83,260	—	—	—	—	—
Exercise of common stock options	—	—	80,000	—	200	—	—	200
Forfeiture of restricted stock	—	—	(34,412)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(16,958)	—	(772)	—	—	(772)
Repurchase and retirement of common stock under share repurchase plan	—	—	(37,869)	—	(1,610)	—	—	(1,610)
Common stock dividends	—	—	—	—	—	(6,001)	—	(6,001)
Tax benefits on stock-based compensation	—	—	—	—	1,691	—	—	1,691
Stock-based compensation	—	—	—	—	2,789	—	—	2,789

Balance at June 30, 2015	—	$—	10,263,149	$—	$22,763	$202,853	$131	$225,747

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2016. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K, which was filed with the SEC on March 4, 2016.

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

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2016-13. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326), which requires the measurement of credit losses for financial assets at each reporting date based on reasonable and supportable information. ASU 2016-13 also requires enhanced qualitative and quantitative disclosures on significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for U.S Securities and

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Exchange Commission filers for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for entities with fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-12. In May 2016, the FASB issued Accounting Standards Update No. 2016-12 (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which affects all entities that enter into contracts with customers to transfer goods or services in exchange for consideration. ASU 2016-12 addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, completed contracts and contract modification at transition. The amendments in this update will become effective for the Company beginning with the first quarter of 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-10. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the standard on identifying performance obligation and improves the licensing implementation guidance. ASU 2016-10 is effective for the Company beginning with the first quarter of 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-09. In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718), which affects all entities that issue share-based awards to their employees. ASU 2016-09 amends the accounting for share-based payment transactions including the related income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, ASU 2016-09 allows for an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for all public entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-02. In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes Topic 840 and creates the new lease accounting standards for lessees and lessors, primarily related to the recognition of lease assets and liabilities by lessees for leases classified as operating leases. ASU 2016-02 is effective for all public entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-01. In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One of the changes is to require certain equity investments to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for all public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 3 — Investments

Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At June 30, 2016 and December 31, 2015, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of June 30, 2016
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$969	$39	$—	$1,008
Corporate bonds	43,807	915	(1,957)	42,765
State, municipalities, and political subdivisions	76,882	3,387	(137)	80,132
Exchange-traded debt	11,297	349	(228)	11,418
Redeemable preferred stock	367	17	—	384

Total	133,322	4,707	(2,322)	135,707
Equity securities	46,045	4,507	(840)	49,712

Total available-for-sale securities	$179,367	$9,214	$(3,162)	$185,419

As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$108	$5	$—	$113
Corporate bonds	42,560	74	(4,815)	37,819
State, municipalities, and political subdivisions	75,812	1,632	(120)	77,324
Exchange-traded debt	9,817	177	(565)	9,429
Redeemable preferred stock	317	8	(1)	324

Total	128,614	1,896	(5,501)	125,009
Equity securities	47,548	2,139	(1,450)	48,237

Total available-for-sale securities	$176,162	$4,035	$(6,951)	$173,246

As of June 30, 2016 and December 31, 2015, $119 and $113, respectively, of U.S. Treasury securities relate to a statutory deposit held in trust for the Treasurer of Alabama.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2016 and December 31, 2015 are as follows:

	Amortized Cost	Estimated Fair Value
As of June 30, 2016
Available-for-sale
Due in one year or less	$4,119	$4,093
Due after one year through five years	37,183	37,714
Due after five years through ten years	68,543	68,782
Due after ten years	23,477	25,118

	$133,322	$135,707

	Amortized Cost	Estimated Fair Value
As of December 31, 2015
Available-for-sale
Due in one year or less	$3,282	$3,292
Due after one year through five years	32,833	32,651
Due after five years through ten years	71,120	67,113
Due after ten years	21,379	21,953

	$128,614	$125,009

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2016
Fixed-maturity securities	$32,424	$376	$—

Equity securities	$4,801	$220	$(205)

Three months ended June 30, 2015
Fixed-maturity securities	$1,051	$1	$(24)

Equity securities	$3,239	$121	$(172)

Six months ended June 30, 2016
Fixed-maturity securities	$33,524	$383	$—

Equity securities	$9,155	$359	$(426)

Six months ended June 30, 2015
Fixed-maturity securities	$3,285	$59	$(30)

Equity securities	$7,994	$329	$(625)

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

•	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;

•	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;

•	general market conditions, industry or sector specific factors and other qualitative factors;

•	nonpayment by the issuer of its contractually obligated interest and principal payments; and

•	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

At December 31, 2015, the Company had two fixed-maturity securities that were other-than-temporarily impaired. In June 2016, the Company sold one other-than-temporarily impaired fixed-maturity security due to uncertainties surrounding the issuer’s recently announced restructuring plan. Prior to the sale, this security’s remaining $202 of impairment loss was reclassified from comprehensive income and recognized in total other-than-temporary impairment losses in the Company’s consolidated statement of income for the three months ended June 30, 2016. For the six months ended June 30, 2016, the Company recognized $495 of additional impairment loss in the consolidated statement of income, representing $26 of additional loss recorded during the period and the reclassification of $469 previously recorded in other comprehensive income. For the three and six months ended June 30, 2015, there was no other-than-temporary loss related to fixed-maturity securities.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairment losses recognized in income from available for sale fixed-maturity securities:

	2016	2015
Balance at January 1	$111	$—
Additional credit impairments on previously impaired securities	293	—

Balance at March 31	404	—
Credit impaired security fully disposed of for which there was no prior intent or requirement to sell	(385)	—

Reduction due to increase in expected cash flows recognized over the remaining life of the previously impaired security	(19)

Balance at June 30	$—	$—

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, the length of time each security has been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. At June 30, 2016 and December 31, 2015, the Company had 15 and 17 equity securities, respectively, that were other-than-temporarily impaired. The Company recognized impairment losses of $340 and $293, respectively, for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, the Company recognized impairment losses of $722 and $1,983, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
As of June 30, 2016
Fixed-maturity securities
Corporate bonds	$(440)	$8,210	$(1,517)	$14,312	$(1,957)	$22,522
State, municipalities, and political subdivisions	(88)	5,385	(49)	1,366	(137)	6,751
Exchange-traded debt	(188)	3,823	(40)	1,960	(228)	5,783

Total fixed-maturity securities	(716)	17,418	(1,606)	17,638	(2,322)	35,056
Equity securities	(689)	8,083	(151)	2,848	(840)	10,931

Total available-for-sale securities	$(1,405)	$25,501	$(1,757)	$20,486	$(3,162)	$45,987

At June 30, 2016, there were 78 securities in an unrealized loss position. Of these securities, 24 securities had been in an unrealized loss position for 12 months or greater.

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
As of December 31, 2015
Fixed-maturity securities
Corporate bonds	$(3,667)	$24,196	$(1,148)	$3,278	$(4,815)	$27,474
State, municipalities, and political subdivisions	(107)	6,587	(13)	184	(120)	6,771
Exchange-traded debt	(565)	5,559	—	—	(565)	5,559
Redeemable preferred stock	(1)	129	—	—	(1)	129

Total fixed-maturity securities	(4,340)	36,471	(1,161)	3,462	(5,501)	39,933
Equity securities	(1,350)	15,748	(100)	1,460	(1,450)	17,208

Total available-for-sale securities	$(5,690)	$52,219	$(1,261)	$4,922	$(6,951)	$57,141

At December 31, 2015, there were 101 securities in an unrealized loss position. Of these securities, 10 securities had been in an unrealized loss position for 12 months or more. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or more included $581 of other-than-temporary impairment losses related to non-credit factors.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Limited Partnership Investments

The Company has interests in limited partnerships that are not registered or readily tradeable on a securities exchange. These partnerships are private equity funds managed by general partners who make all decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships. The following table provides information related to the Company’s investments in limited partnerships.

	June 30, 2016			December 31, 2015
	Carrying	Unfunded		Carrying	Unfunded
	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Investment Strategy
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$5,005	$7,888	16.50	$4,774	$7,888	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	6,377	1,360	1.76	4,713	3,320	1.76
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	10,714	—	65.74	11,689	—	65.79
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	3,173	6,528	0.18	2,754	7,016	0.18

Total	$25,269	$15,776		$23,930	$18,224

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Withdrawal is permitted upon at least 45 days’ written notice to the general partner.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority, the term of the fund may be extended for up to three additional one-year periods.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating results:
Total income	$(6,987)	$(4,577)	$(23,069)	$(4,838)
Total expenses	(27,401)	(254)	(130,022)	(957)

Net loss	$(34,388)	$(4,831)	$(153,091)	$(5,795)

	June 30,	December 31,
	2016	2015
Balance Sheet:
Total assets	$2,738,232	$288,351
Total liabilities	$526,467	$28,105

For the three and six months ended June 30, 2016, the Company recognized net investment losses of $196 and $1,065, respectively, for these investments. For the three and six months ended June 30, 2015, the Company recognized net investment losses of $197 and $462, respectively. At June 30, 2016 and December 31, 2015, the Company’s cumulative contributed capital to the partnerships totaled $29,724 and $27,276, respectively, and the Company’s maximum exposure to loss aggregated $25,269 and $23,930, respectively. During the three and six months ended June 30, 2016, the Company received one cash distribution of $44. There were no cash distributions received by the Company during the three and six months ended June 30, 2015.

Investment in Unconsolidated Joint Venture

The Company has an equity investment in one real estate development project, FMKT Mel JV, which is a limited liability company treated as a joint venture under U.S. GAAP. In January 2016, FMKT Mel JV sold a portion of its outparcel land for gross proceeds of $829, of which $515 was used to repay a portion of the construction loan obtained for this project. FMKT Mel JV recognized a $404 gain on the outparcel sale of which $383 was allocated to the Company in accordance with the profit allocation specified in the operating agreement.

At June 30, 2016 and December 31, 2015, the Company’s maximum exposure to loss relating to the variable interest entity was $5,015 and $4,787, respectively, representing the carrying value of the investment. At June 30, 2016, there was an undistributed gain of $228 compared with an undistributed loss of $148 at December 31, 2015 from this equity method investment, the amounts of which were included in the Company’s consolidated retained income. FMKT Mel JV’s partners received no cash distributions during the six months ended June 30, 2016 and 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The following tables provide FMKT Mel JV’s summarized unaudited financial results for the three and six months ended June 30, 2016 and 2015 and its unaudited financial positions at June 30, 2016 and December 31, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating results:
Total revenues and gain	$181	$—	$714	$—
Total expenses	(247)	—	(483)	(1)

Net (loss) income	$(66)	$—	$231	$(1)

The Company’s share of net (loss) income*	$(59)	$(1)	$228	$(1)

*	Included in net investment income in the Company’s consolidated statements of income.

	June 30,	December 31,
	2016	2015
Balance Sheet:
Construction in progress - real estate	$318	$277
Property and equipment, net	11,702	11,806
Cash	910	570
Accounts receivable	63	3
Other	998	1,008

Total assets	$13,991	$13,664

Accounts payable	$83	$125
Construction loan	8,086	8,063
Other liabilities	267	157
Members’ capital	5,555	5,319

Total liabilities and members’ capital	$13,991	$13,664

Investment in unconsolidated joint venture, at equity	$5,015	$4,787

Real Estate Investments

Real estate investments include one Acquisition, Development and Construction Loan Arrangement (“ADC Arrangement”), office and retail space that is leased to tenants, wet and dry boat storage, one restaurant, and fuel services with respect to marina clients and recreational boaters. Real estate investments consist of the following as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
Land	$13,134	$13,134
Land improvements	1,516	1,505
Buildings	3,131	3,116
Other	5,298	4,429

Total, at cost	23,079	22,184
Less: accumulated depreciation and amortization	(1,618)	(1,430)

Real estate, net	21,461	20,754
ADC Arrangement classified as real estate investment	10,200	10,200

Real estate investments	$31,661	$30,954

Depreciation and amortization expense related to real estate investments was $95 and $90 for the three months ended June 30, 2016 and 2015, respectively, and $188 and $193 for the six months ended June 30, 2016 and 2015, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

ADC Arrangement

At June 30, 2016 and December 31, 2015, the Company’s maximum exposure to loss relating to this variable interest was $10,200, representing the carrying value of the ADC Arrangement.

Management believes the credit risk associated with the ADC Arrangement is mitigated by the collateral used to secure the loan. As such, there were no credit loss allowances established as of June 30, 2016 and December 31, 2015.

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

	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$25	$57
Real estate investments	$2,958	$2,906
Other assets	$3	$—
Accrued expenses	$25	$21
Other liabilities	$1,158	$1,108

Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Available-for-sale securities:
Fixed-maturity securities	$1,142	$1,051	$2,258	$1,877
Equity securities	784	869	1,735	1,796
Investment expense	(161)	(167)	(323)	(312)
Limited partnership investments	(196)	(197)	(1,065)	(462)
Real estate investments	(112)	62	145	(21)
Cash and cash equivalents	257	162	442	297
Other	11	15	23	29

Net investment income	$1,725	$1,795	$3,215	$3,204

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 4 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets;

Level 2	-	Other inputs that are observable for the asset and the liability, either directly or indirectly such as quoted prices for identical assets and liabilities that are not observable throughout the full term; and

Level 3	-	Inputs that are unobservable.

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

Limited Partnership Investments

As described in Note 3 — “Investments” under Limited Partnership Investments, the Company has interests in limited partnerships which are private equity funds. Pursuant to U.S. GAAP, these funds are required to use fair value accounting; therefore, the estimated fair value approximates the carrying value of these funds.

Long-term debt

Long-term debt includes the Company’s 8% senior notes due 2020, 3.875% convertible senior notes due 2019 and 4% promissory note due through 2031. The 8% senior notes trade on the New York Stock Exchange. The estimated fair value of the 8% senior notes is based on the closing market price at each balance sheet date. The 3.875% convertible senior notes were sold in a private offering. The fair values of the 3.875% convertible senior notes and the 4% promissory note are estimated using a discounted cash flow method that relies on Level 3 inputs.

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2016
Financial Assets:
Cash and cash equivalents	$309,274	$—	$—	$309,274

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	1,008	—	—	1,008
Corporate bonds	41,781	984	—	42,765
State, municipalities, and political subdivisions	—	80,132	—	80,132
Exchange-traded debt	11,418	—	—	11,418
Redeemable preferred stock	384	—	—	384

Total fixed-maturity securities	54,591	81,116	—	135,707
Equity securities	49,712	—	—	49,712

Total available-for-sale securities	104,303	81,116	—	185,419

Total	$413,577	$81,116	$—	$494,693

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2015
Financial Assets:
Cash and cash equivalents	$267,738	$—	$—	$267,738

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	113	—	—	113
Corporate bonds	36,836	983	—	37,819
State, municipalities, and political subdivisions	—	77,324	—	77,324
Exchange-traded debt	9,429	—	—	9,429
Redeemable preferred stock	324	—	—	324

Total fixed-maturity securities	46,702	78,307	—	125,009
Equity securities	48,237	—	—	48,237

Total available-for-sale securities	94,939	78,307	—	173,246

Total	$362,677	$78,307	$—	$440,984

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of June 30, 2016 and December 31, 2015.

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2016
Financial Assets:
Limited partnership investments	$25,269	$—	$—	$25,269	$25,269
ADC Arrangement classified as real estate investment	$10,200	$—	$—	$10,187	$10,187

Financial Liabilities:
Long-term debt:
8% Senior notes	$39,337	$—	$41,818	$—	$41,818
3.875% Convertible senior notes	80,368	—	—	83,616	83,616
4% Promissory note	8,418	—	—	9,083	9,083

Total long-term debt	$128,123	$—	$41,818	$92,699	$134,517

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2015
Financial Assets:
Limited partnership investments	$23,930	$—	$—	$23,930	$23,930
ADC Arrangement classified as real estate investment	$10,200	$—	$—	$10,140	$10,140

Financial Liabilities:
Long-term debt:
8% Senior notes	$39,231	$—	$41,103	$—	$41,103
3.875% Convertible senior notes	90,198	—	—	92,782	92,782

Total long-term debt	$129,429	$—	$41,103	$92,782	$133,885

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 5 — Other Assets

The following table summarizes the Company’s other assets:

	June 30, 2016	December 31, 2015
Benefits receivable related to retrospective reinsurance contracts	$6,546	$35,716
Deferred costs related to retrospective reinsurance contracts	—	460
Prepaid expenses	2,140	904
Restricted cash	600	300
Other	1,494	1,748

Total other assets	$10,780	$39,128

In June 2016, the Company received cash payments totaling $37,800 under the terms of the retrospective reinsurance contracts which terminated May 31, 2016.

Note 6 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	June 30, 2016	December 31, 2015
8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019	89,990	103,000
4% Promissory note, due through February 1, 2031	9,050	—

Total principal amount	139,290	143,250
Less: unamortized discount and issuance costs	(10,704)	(13,821)

Total	$128,586	$129,429
Less: current portion*	(463)	—

Total long-term debt	$128,123	$129,429

*	Included in other liabilities.

As of June 30, 2016, future maturities of long-term debt are as follows:

Due in 12 months following June 30,
2016	$463
2017	482
2018	90,492
2019	40,772
2020	543
Thereafter	6,538

Total	$139,290

For the three months ended June 30, 2016 and 2015, interest expense included the contractual interest coupon, discount amortization and amortization of issuance costs aggregating $2,611 and $2,679, respectively, the amounts of which included non-cash interest expense of $844 and $876, respectively. For the six months ended June 30, 2016 and 2015, interest expense of $5,440 and $5,340, respectively, included non-cash interest expense of $1,784 and $1,734, respectively. As of June 30, 2016, the remaining amortization period of the debt discount was 2.7 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

4% Promissory Note

On January 14, 2016, HCPCI Holdings, LLC, a subsidiary of the Company, entered into a 15-year secured loan agreement for proceeds of $9,200. The loan is collateralized by the Company’s Tampa, Florida real estate, which is owned by HCPCI Holdings, and the lease agreements associated with this property. The loan bears a fixed annual interest rate of 4%. Approximately $68 of principal and interest is payable in 180 monthly installments beginning March 1, 2016. The promissory note may be repaid in full after February 1, 2017 as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement. The proceeds will be used for real estate development projects or other general business purposes.

3.875% Convertible Senior Notes

Conversion Rate

Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate. As of June 30, 2016, each $1 of the Company’s convertible notes would have been convertible into 16.0705 shares of common stock, which was the equivalent of approximately $62.23 per share.

Repurchases of Convertible Senior Notes

During the first quarter of 2016, the Company repurchased an aggregate of $13,010 in principal of its 3.875% convertible senior notes in privately negotiated transactions for cash in the amount of $11,347, inclusive of $81 in commissions. As a result, the Company recognized a $153 gain on extinguishment net of $1,591 in unamortized debt discount and issuance costs and commissions associated with the notes that were repurchased during the first quarter of 2016.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Premiums Written:
Direct	$139,761	$156,151	$215,400	$238,140
Assumed	(280)	(841)	(359)	(1,376)

Gross written	139,481	155,310	215,041	236,764
Ceded	(36,384)	(31,378)	(76,756)	(59,217)

Net premiums written	$103,097	$123,932	$138,285	$177,547

Premiums Earned:
Direct	$94,046	$87,196	$190,899	$170,802
Assumed	866	20,569	2,832	46,530

Gross earned	94,912	107,765	193,731	217,332
Ceded	(36,384)	(31,378)	(76,756)	(59,217)

Net premiums earned	$58,528	$76,387	$116,975	$158,115

During the three and six months ended June 30, 2016 and 2015, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At June 30, 2016 and December 31, 2015, there were 35 and 21 reinsurers, respectively, participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at June 30, 2016 and December 31, 2015. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of June 30, 2016 and December 31, 2015. In addition, based on the insurance ratings and the financial strength of the reinsurers, management believes there was no credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract as of June 30, 2016 and December 31, 2015.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums or increase the amount of future coverage in the event losses are minimal or zero. Effective June 1, 2016, retrospective provisions include premium adjustments only. These adjustments are reflected in the consolidated statements of income as net reductions in ceded premiums of $3,001 and $6,241 for the three months ended June 30, 2016 and 2015, respectively, of which $413 and $1,520 relates to the Company’s contract with Oxbridge Reinsurance Limited (see Note 14 — Related Party Transactions). For the six months ended June 30, 2016 and 2015, these adjustments were $5,822 and $12,614, respectively, of which $740 and $2,125 relates to the Company’s contract with Oxbridge. In June 2016, the Company received a total of $37,800 in cash benefits related to two retrospective reinsurance contracts that terminated May 31, 2016 of which $7,560 was received from Oxbridge.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

At June 30, 2016 and December 31, 2015, other assets included $6,546 and $36,176, respectively, and prepaid reinsurance premiums included $277 and $2,625, respectively, which are related to these adjustments. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial position.

Note 8 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$53,271	$51,177	$51,690	$48,908

Incurred related to:
Current period	20,803	20,222	47,420	39,054
Prior period	5,469	343	5,932	550

Total incurred	26,272	20,565	53,352	39,604

Paid related to:
Current period	(14,239)	(10,256)	(22,596)	(15,052)
Prior period	(10,577)	(7,157)	(27,719)	(19,131)

Total paid	(24,816)	(17,413)	(50,315)	(34,183)

Balance, end of period	$54,727	$54,329	$54,727	$54,329

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and six months ended June 30, 2016, the Company experienced unfavorable development of $5,469 and $5,932, respectively, attributable to the settlement and further development of older claims and an increase in late reported claims, primarily claims related to the 2015 loss year.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 9 — Income Taxes

During the three months ended June 30, 2016 and 2015, the Company recorded approximately $4,205 and $13,561, respectively, of income taxes, which resulted in effective tax rates of 37.4% and 38.1%, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded approximately $7,846 and $29,229, respectively, of income taxes, which resulted in estimated annual effective tax rates of 37.5% and 38.1%, respectively. The decrease in the 2016 effective tax rate was primarily attributable to an increase in interest income earned from tax-exempt securities relative to overall book income. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Note 10 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$7,024			$22,022
Less: Income attributable to participating securities	(306)			(1,231)

Basic Earnings Per Share:
Income allocated to common stockholders	6,718	9,399	$0.71	20,791	9,580	$2.17

Effect of Dilutive Securities:
Stock options	—	62		—	115
Convertible senior notes	1,018	1,446		1,121	1,650

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$7,736	10,907	$0.71	$21,912	11,345	$1.93

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$13,080			$47,400
Less: Income attributable to participating securities	(608)			(2,730)

Basic Earnings Per Share:
Income allocated to common stockholders	12,472	9,489	$1.31	44,670	9,560	$4.67

Effect of Dilutive Securities:
Stock options	—	62		—	125
Convertible senior notes*	—	—		2,231	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$12,472	9,551	$1.31	$46,901	11,334	$4.14

*	Excluded in 2016 due to anti-dilutive effect.

Note 11 — Stockholders’ Equity

Common Stock

In December 2015, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended June 30, 2016, the Company repurchased and retired a total of 189,938 shares at a weighted average price per share of $31.59 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended June 30, 2016 was $6,008, or $31.63 per share. During the six months ended June 30, 2016, the Company repurchased and retired a total of 376,796 shares at a weighted average price per share of $31.85. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2016 was $12,015, or $31.89 per share.

In 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. This one-year repurchase plan expired March 31, 2015; therefore, there were no shares repurchased during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company repurchased and retired a total of 37,869 shares at a weighted average price per share of $42.49. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2015 was $1,610, or $42.51 per share.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

On July 8, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on September 16, 2016 to shareholders of record on August 19, 2016.

Note 12 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At June 30, 2016, there were 4,269,424 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six months ended June 30, 2016 and 2015 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	110,000	$3.19	2.3 years	$3,482
Outstanding at March 31, 2016	110,000	$3.19	2.1 years	$3,312

Outstanding at June 30, 2016	110,000	$3.19	1.8 years	$2,650

Exercisable at June 30, 2016	110,000	$3.19	1.8 years	$2,650

Outstanding at January 1, 2015	230,000	$3.00	3.0 years	$9,256
Outstanding at March 31, 2015	230,000	$3.00	2.8 years	$9,861

Exercised	(80,000)	$2.50

Outstanding at June 30, 2015	150,000	$3.26	2.9 years	$6,142

Exercisable at June 30, 2015	150,000	$3.26	2.9 years	$6,142

There were no options exercised during the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company recognized aggregate tax benefits of $1,192 for 80,000 options exercised of which the aggregate intrinsic value was $3,188.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to its executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method, which calculates many potential outcomes for

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards concerning only performance or service-based conditions is based on the market value of the Company’s common stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2016 and 2015 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	620,513	$30.33
Vested	(20,917)	$48.42
Cancelled	(160,000)	$26.27
Forfeited	(750)	$45.25

Nonvested at March 31, 2016	438,846	$30.93

Granted	102,440	$32.21
Vested	(24,235)	$37.34
Forfeited	(5,147)	$42.20

Nonvested at June 30, 2016	511,904	$30.77

Nonvested at January 1, 2015	639,705	$28.33
Vested	(41,695)	$36.15
Forfeited	(1,088)	$48.42

Nonvested at March 31, 2015	596,922	$27.75

Granted	83,260	$44.46
Vested	(16,000)	$13.48
Forfeited	(33,324)	$23.20

Nonvested at June 30, 2015	630,858	$30.55

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $967 and $1,381 for the three months ended June 30, 2016 and 2015, respectively, and $1,948 and $2,789 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and 2015, there was approximately $8,741 and $10,442, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 21 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Deferred tax benefits recognized	$372	$532	$751	$1,076
Tax benefits realized for restricted stock and paid dividends	$81	$240	$131	$499
Fair value of vested restricted stock	$905	$216	$1,918	$1,723

During the three and six months ended June 30, 2016, no awards were issued with other than time-based vesting conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 13 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of June 30, 2016, the Company has contractual obligations related to multi-year reinsurance contracts. These contracts were effective June 1, 2016 and may be cancelled only with the other party’s consent. The future minimum aggregate premiums payable to these reinsurers is $19,400 due in each of the twelve-month periods following June 30, 2016 and 2017.

Capital Commitment

As described in Note 3 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions under three limited partnership agreements. At June 30, 2016, there was an aggregate unfunded balance of $15,776.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily related to the Department’s proposed disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which included interest through September 10, 2013, approximated $1,913. To resolve the matter, the Company entered into negotiations with the Department and reached an agreement in principle whereby certain of the Company’s subsidiaries would individually file and pay state reemployment taxes plus interest covering the periods under audit through the second quarter of 2014. Such filings were expected to yield a refund of reemployment taxes paid by the Company. In December 2015, the Department issued its Notice of Decision indicating the Company owed approximately $38 in full settlement of the premium tax and related interest, which the Company paid in February 2016. The Company received refunds totaling $57 related to its reemployment tax filings specific to the period for which the Company was required to file and pay the subsidiary reemployment tax returns as part of the negotiated settlement. As a result, the Company realized a net benefit of $19. Management believes this matter is fully resolved.

Note 14 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd., the Company’s Bermuda domiciled reinsurance subsidiary has a reinsurance agreement with Oxbridge Reinsurance Limited whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2015 through May 31, 2016, Oxbridge assumed $11,600 of the total covered exposure for $3,340 in premiums. With respect to the period from June 1, 2016 through May 31, 2017, Oxbridge assumed $6,000 of the total covered exposure for approximately $3,400 in premiums. See Note 7 — Reinsurance – which includes the amounts due from and paid by Oxbridge during the six months ended June 30, 2016 and 2015 with respect to benefits accrued in connection with the Oxbridge agreements. The premiums charged by Oxbridge are at rates which management believes to

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into a trust account to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets may be withdrawn by Claddaugh, the trust beneficiary, in the event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

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

For the three months ended June 30, 2016 and 2015, revenues from property and casualty insurance operations represented 90.7% and 95.4%, respectively, of total revenues of all operations. For the six months ended June 30, 2016 and 2015, revenues from property and casualty insurance operations represented 89.9% and 96.2%, respectively, of total revenues of all operations. There was no other operating segment representing ten percent or more of total operating revenues. As a result, our property and casualty insurance operations are our only reportable operating segment.

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

Homeowners Choice Assurance Company, Inc.

In June 2016, Homeowners Choice Assurance voluntarily surrendered its certificate of authority to the Alabama Department of Insurance and, as a result, formally terminated its plan to conduct business in the state of Alabama. The withdrawal was effective on June 30, 2016.

Reinsurance

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, displacing the need for HCPCI to pay premiums to third party reinsurers. Claddaugh fully collateralizes its exposure to HCPCI by depositing funds into a trust account. Claddaugh also mitigates a portion of its risk through retrocession contracts.

Other Operations

Real Estate

Our real estate operations consist of multiple properties we own and operate. In addition, we have investments in three commercial development projects that include two sites owned by us and managed through joint ventures.

Investment Projects

We have one ongoing real estate development and construction project in which our involvement is through an acquisition, development and construction loan arrangement (“ADC Arrangement”). Under the ADC Arrangement, we financed the acquisition, development and construction of a retail shopping center. Greenleaf Capital, one of our wholly owned subsidiaries, had an option to purchase the property when the construction project was completed contingent upon tenant rental commitments for at least 90% of rentable space being secured by the developer.

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

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Noida, India and in Tampa, Florida, are focused on developing cloud-based, innovative products or services that can be marketed to the public in addition to providing affiliates with back-office technology support services designed to facilitate and improve our ongoing operations. Some of the technologies originally developed in-house for our own insurance operations have been launched for use by third parties. These products include the following:

•	ExzeoTM - a cloud application that provides automation and intelligence across multiple business processes.

•	PropletTM - an interactive tool for an insurance agent to search a property’s insurance-related information.

•	Atlas ViewerTM - an interactive cloud-based data mapping and visualization application.

•	TypTapTM - an online platform for quoting and binding flood policies for our subsidiary, TypTap Insurance Company.

Recent Events

On July 8, 2016, our Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on September 16, 2016 to stockholders of record on August 19, 2016.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Gross premiums earned	$94,912	$107,765	$193,731	$217,332
Premiums ceded	(36,384)	(31,378)	(76,756)	(59,217)

Net premiums earned	58,528	76,387	116,975	158,115

Net investment income	1,725	1,795	3,215	3,204
Net realized investment gains (losses)	391	(74)	316	(267)
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(228)	(293)	(636)	(1,983)
Portion of loss recognized in other comprehensive income, before taxes	(314)	—	(581)	—

Net other-than-temporary impairment losses	(542)	(293)	(1,217)	(1,983)
Policy fee income	988	942	1,995	1,483
Gain on repurchases of convertible senior notes	—	—	153	—
Other income	430	311	830	726

Total revenue	61,520	79,068	122,267	161,278

Expenses
Losses and loss adjustment expenses	26,272	20,565	53,352	39,604
Policy acquisition and other underwriting expenses	10,879	10,443	21,989	20,242
Salaries and wages	5,680	5,236	11,064	10,134
Interest expense	2,611	2,679	5,440	5,340
Other operating expenses	4,849	4,562	9,496	9,329

Total operating expenses	50,291	43,485	101,341	84,649

Income before income taxes	11,229	35,583	20,926	76,629
Income tax expense	4,205	13,561	7,846	29,229

Net income	$7,024	$22,022	$13,080	$47,400

Ratios to Net Premiums Earned:
Loss Ratio	44.89%	26.92%	45.61%	25.05%
Expense Ratio	41.04%	30.01%	41.02%	28.49%

Combined Ratio	85.93%	56.93%	86.63%	53.54%

Ratios to Gross Premiums Earned:
Loss Ratio	27.68%	19.08%	27.54%	18.22%
Expense Ratio	25.31%	21.27%	24.77%	20.73%

Combined Ratio	52.99%	40.35%	52.31%	38.95%

Earnings Per Share Data:
Basic	$0.71	$2.17	$1.31	$4.67

Diluted	$0.71	$1.93	$1.31	$4.14

Comparison of the Three Months ended June 30, 2016 with the Three Months ended June 30, 2015

Our results of operations for the three months ended June 30, 2016 reflect income available to common stockholders of approximately $7,024,000, or $0.71 earnings per diluted share, compared with approximately $22,022,000, or $1.93 earnings per diluted share, for the three months ended June 30, 2015. The quarter-over-quarter decline was primarily due to a $12,853,000 decrease in gross premiums earned as well as a $5,006,000 increase in premiums ceded, resulting in a decrease in net premiums earned of $17,859,000. In addition, our 2016 results were affected by a $5,707,000 increase in losses and loss adjustment expenses.

Revenue

Gross Premiums Earned for the three months ended June 30, 2016 and 2015 were approximately $94,912,000 and $107,765,000, respectively. The decrease in 2016 was attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the three months ended June 30, 2016 and 2015 were approximately $36,384,000 and $31,378,000, respectively, representing 38.3% and 29.1%, respectively, of gross premiums earned. The $5,006,000 increase was primarily attributable to policies assumed outside of hurricane season in December 2014 and, as a result, we deemed it unnecessary to purchase reinsurance covering these policies until June 1, 2015. This resulted in lower reinsurance costs in the second quarter of 2015 compared with the same quarter of 2016. In addition, the reduction to our ceded premiums attributable to retrospective provisions under certain reinsurance contracts was lower as compared with the corresponding period in 2015.

Our reinsurance program for 2016/17 provides coverage, which according to catastrophe models approved by the FLOIR, is sufficient to cover the probable maximum loss resulting from a 1 in 165 year event. Our reinsurance program for 2015/16 provided coverage for a probable maximum loss resulting from a 1 in 260 year event. As a result of our program and pricing changes, we expect to reduce our reinsurance costs by approximately $48,000,000 for the 2016/17 program year as compared with the 2015/16 program year.

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties and to assume a proportional share of losses defined in quota share arrangements, one of which was cancelled effective May 31, 2016. For the three months ended June 30, 2016 and 2015, premiums ceded reflect net reductions of approximately $3,001,000 and $6,241,000, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written during the three months ended June 30, 2016 and 2015 totaled approximately $103,097,000 and $123,932,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The decrease in 2016 resulted from an increase of approximately $5,006,000 in premiums ceded during the year combined with a decrease of approximately $15,829,000 in gross premiums written. We had approximately 150,000 policies in force at June 30, 2016 as compared with approximately 170,000 policies in force at June 30, 2015.

Net Premiums Earned for the three months ended June 30, 2016 and 2015 were approximately $58,528,000 and $76,387,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended
	June 30,
	2016	2015
Net Premiums Written	$103,097	$123,932
Increase in Unearned Premiums	(44,569)	(47,545)

Net Premiums Earned	$58,528	$76,387

Net Investment Income for the three months ended June 30, 2016 and 2015 was approximately $1,725,000 and $1,795,000, respectively. The slight decrease in 2016 was primarily due to increased losses in real estate investments. See Note 3 — “Investments” under Net Investment Income to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Other-Than-Temporary Impairment Losses for the three months ended June 30, 2016 and 2015 were approximately $542,000 and $293,000, respectively. During the second quarter of 2016, we recognized impairment losses specific to one fixed-maturity security and seven equity securities. An additional $202,000 impairment loss was recognized for one previously impaired fixed-maturity security due to the sale of this security in June 2016. Seven equity securities were deemed impaired due to the length of time each security had been in an unrealized loss position with no near term prospect of recovery. During the quarter ended June 30, 2015, we recognized impairment losses specific to four equity securities.

Policy Fee Income for the three months ended June 30, 2016 and 2015 was approximately $988,000 and $942,000, respectively. The slight increase from the corresponding period in 2015 was primarily attributable to the recognition of nonrefundable policy fees related to policies that were cancelled during the second quarter of 2016.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $26,272,000 and $20,565,000 for the three months ended June 30, 2016 and 2015, respectively. The 2016 expenses were impacted by weather-related events and continued reserve strengthening due to trends involving assignment of benefits and related litigation. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2016 and 2015 of approximately $10,879,000 and $10,443,000, respectively, primarily reflect brokerage fees as well as the amortization of deferred acquisition costs related to commissions payable to agents for production and renewal of policies and premium taxes. The $436,000 increase from the corresponding period in 2015 was primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2016 premiums.

Salaries and Wages for the three months ended June 30, 2016 and 2015 were approximately $5,680,000 and $5,236,000, respectively. The $444,000 increase from the corresponding period in 2015 was primarily attributable to an increase in employee headcount as well as merit increases during 2016 and 2015. As of June 30, 2016, we had 242 employees located at our offices in Florida compared with 215 employees as of June 30, 2015. We also had 85 employees located in Noida, India at June 30, 2016 versus 90 at June 30, 2015.

Other Operating Expenses for the three months ended June 30, 2016 and 2015 were approximately $4,849,000 and $4,562,000, respectively. The $287,000 increase was primarily attributable to a $701,000 increase in various administrative expenses offset by a $414,000 decrease in stock-based compensation.

Income Tax Expense for the three months ended June 30, 2016 and 2015 was approximately $4,205,000 and $13,561,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 37.4% for 2016 and 38.1% for 2015.

Ratios:

The loss ratio applicable to the three months ended June 30, 2016 (losses and loss adjustment expenses incurred related to net premiums earned) was 44.9% compared with 26.9% for the three months ended June 30, 2015. The increase was primarily due to a reduction in net premiums earned and increased losses as described previously.

The expense ratio applicable to the three months ended June 30, 2016 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 41.0% compared with 30.0% for the three months ended June 30, 2015. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2016 was 85.9% compared with 56.9% for the three months ended June 30, 2015.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2016 was 53.0% compared with 40.4% for the three months ended June 30, 2015.

Comparison of the Six Months ended June 30, 2016 with the Six Months ended June 30, 2015

Our results of operations for the six months ended June 30, 2016 reflect income available to common stockholders of approximately $13,080,000, or $1.31 earnings per diluted share, compared with approximately $47,400,000, or $4.14 earnings per diluted share, for the six months ended June 30, 2015. The period-over-period decline was primarily due to a $23,601,000 decrease in gross premiums earned as well as a $17,539,000 increase in premiums ceded, resulting in a decrease in net premiums earned of $41,140,000. In addition, our 2016 results were affected by a $13,748,000 increase in losses and loss adjustment expenses.

Revenue

Gross Premiums Earned for the six months ended June 30, 2016 and 2015 were approximately $193,731,000 and $217,332,000, respectively. The decrease in 2016 was attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the six months ended June 30, 2016 and 2015 were approximately $76,756,000 and $59,217,000, respectively, representing 39.6% and 27.2%, respectively, of gross premiums earned. As mentioned earlier, we did not purchase reinsurance coverage for policies assumed in December 2014 until June 1, 2015. As a result, our reinsurance costs were lower in the six months ended June 30, 2015 as compared with the same period in 2016. In addition, the reduction to our ceded premiums attributable to retrospective provisions under certain reinsurance contracts was lower as compared with the corresponding period in 2015.

For the six months ended June 30, 2016 and 2015, premiums ceded reflected net reductions of approximately $5,822,000 and $12,614,000, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written for the six months ended June 30, 2016 and 2015 totaled approximately $138,285,000 and $177,547,000, respectively. The decrease in 2016 resulted from a decrease of approximately $21,723,000 in gross premiums written combined with an increase of approximately $17,539,000 in premiums ceded during the year.

Net Premiums Earned for the six months ended June 30, 2016 and 2015 were approximately $116,975,000 and $158,115,000, respectively, and reflected the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net Premiums Written	$138,285	$177,547
Increase in Unearned Premiums	(21,310)	(19,432)

Net Premiums Earned	$116,975	$158,115

Net Other-Than-Temporary Impairment Losses for the six months ended June 30, 2016 and 2015 were approximately $1,217,000 and $1,983,000, respectively. During the six months ended June 30, 2016, we recognized impairment losses specific to one fixed-maturity security and 15 equity securities. The fixed-maturity security was subject to credit related loss impairment resulting from our analysis of its expected cash flows. Fifteen equity securities were impaired as a result of the length of time each security had been in an unrealized loss position with no near term prospect of recovery. During the six months ended June 30, 2015, we recognized impairment losses specific to six equity securities, one of which accounted for $1,598,000 of the total impairment losses.

Policy Fee Income for the six months ended June 30, 2016 and 2015 was approximately $1,995,000 and $1,483,000, respectively. Beginning in March 2015, we have used actual policy cancellations in our calculation of policy fee income whereas estimated attrition rates were used in this calculation prior to March 2015. In addition, the unearned portion of nonrefundable policy fee income was fully recognized for policies that were cancelled during the 2016 period. As a result, our 2016 policy fee income was higher than in 2015 despite the decline in gross premiums earned.

Gain on Repurchases of Convertible Senior Notes for the six months ended June 30, 2016 was approximately $153,000. The gain was attributable to the repurchase of $13,010,000 in principal of our 3.875% Convertible Senior Notes during the first quarter of 2016. We did not repurchase any of our 3.875% Convertible Senior Notes during 2015. See Note 6 — “Long-term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $53,352,000 and $39,604,000, respectively, for the six months ended June 30, 2016 and 2015. Our 2016 losses and loss adjustment expenses were impacted by weather-related events and continued reserve strengthening. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2016 and 2015 of approximately $21,989,000 and $20,242,000, respectively. The $1,747,000 increase from the corresponding period in 2015 was primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2016 premiums.

Salaries and Wages for the six months ended June 30, 2016 and 2015 were approximately $11,064,000 and $10,134,000, respectively. The $930,000 increase from the corresponding period in 2015 was primarily attributable to an increase in employee headcount as well as merit increases during the 2016 and 2015.

Other Operating Expenses for the six months ended June 30, 2016 and 2015 were approximately $9,496,000 and $9,329,000, respectively. The $167,000 increase was primarily attributable to a $960,000 increase in various administrative expenses reduced by a $793,000 decrease in stock-based compensation.

Income Tax Expense for the six months ended June 30, 2016 and 2015 were $7,846,000 and $29,229,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 37.5% for 2016 and 38.1% for 2015.

Ratios:

The loss ratio applicable to the six months ended June 30, 2016 was 45.6% compared with 25.0% for the six months ended June 30, 2015. The increase was primarily due to a reduction in net premiums earned and increased losses as described previously.

The expense ratio applicable to the six months ended June 30, 2016 was 41.0% compared with 28.5% for the six months ended June 30, 2015. The increase in our expense ratio is primarily attributable to the decrease in 2016 net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2016 was 86.6% compared with 53.5% for the six months ended June 30, 2015.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2016 was 52.3% compared with 39.0% for the six months ended June 30, 2015.

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

Senior Notes and Promissory Note

The following table summarizes our long-term debt’s principal and interest payment obligations at June 30, 2016:

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

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At June 30, 2016, there was an aggregate unfunded capital balance of $15,776,000. See Limited Partnership Investments under Note 3 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

On December 15, 2015, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At June 30, 2016, there was approximately $8,000,000 available under the plan. See Note 11 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Development in Progress

We currently have development projects through our joint ventures. Although we have no outstanding commitment to fund any of the existing projects and we expect to finance existing and future development projects with cash from real estate operations and through property financings, we may be required to make additional capital contributions when warranted.

Sources and Uses of Cash

Cash Flows for the Six months ended June 30, 2016

Net cash provided by operating activities for the six months ended June 30, 2016 was approximately $70,391,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $8,097,000 was primarily due to the purchases of available-for-sale securities of $48,083,000, and the limited partnership investments of $2,448,000, offset by the proceeds from sales of available-for-sale securities of $42,679,000. Net cash used in financing activities totaled $20,741,000, which was primarily due to $11,347,000 used in the repurchases of our convertible senior notes, $12,015,000 used in our share repurchase plan and $5,936,000 of net cash dividend payments, offset by the proceeds from issuance of a 4% promissory note of $9,200,000.

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

At June 30, 2016, we had $185,419,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we had unexpired capital commitments for three of the four limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 13 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of June 30, 2016 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease (1)	$834	188	291	281	74
Service agreement (1)	131	21	46	51	13
Reinsurance contracts (2)	38,800	19,400	19,400	—	—
Unfunded capital commitments (3)	15,776	15,776	—	—	—
Long-term debt obligations (4)	166,266	8,028	106,046	44,298	7,894

Total	$221,807	43,413	125,783	44,630	7,981

(1)	Represents the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the June 30, 2016 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to certain limited partnerships in which we hold an interest.
(4)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020, the convertible notes due March 15, 2019, and the promissory note due through February 1, 2031.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2016, $32,833,000 of the total $54,727,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $21,894,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At June 30, 2016, $13,989,000 of the $21,894,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $51,690,000 at December 31, 2015 to $54,727,000 at June 30, 2016. The $3,037,000 increase in our Reserves is comprised of $22,833,000 in reserves related to claims occurring in the 2016 loss year offset by reductions in our Reserves of $12,555,000 for 2015 and $7,241,000 for 2014 and prior loss years. The $22,833,000 in Reserves established for 2016 claims is primarily driven by an allowance for subsequent development of claims reported for the accident year and an allowance for those claims that have been incurred but not reported to the company as of June 30, 2016. The decrease of $19,796,000 specific to our 2015 and prior loss-year reserves is primarily due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at June 30, 2016 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

Certain of our reinsurance contracts include retrospective provisions that adjust premiums or increase the amount of future coverage in the event losses are minimal or zero. In accordance with accounting principles generally accepted in the United States of America, we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term. Effective June 1, 2016, retrospective provisions include premium adjustments only.

For the three months ended June 30, 2016 and 2015, we accrued benefits of $3,947,000 and $5,989,000, respectively. For the three months ended June 30, 2016, we recognized net ceded premiums of $946,000, representing amortization of $1,223,000 of previously deferred reinsurance costs for increased coverage offset by $277,000 of ceded premiums deferred for the period. For the three months ended June 30, 2015, we deferred recognition of net ceded premiums of $252,000, representing $478,000 of ceded premiums deferred for the period decreased by amortization of $226,000 of previously deferred reinsurance costs for increased coverage. For the three months ended June 30, 2016 and 2015, net reductions in ceded premiums totaled $3,001,000 and $6,241,000, respectively.

For the six months ended June 30, 2016 and 2015, we accrued benefits of $8,630,000 and $12,368,000, respectively. For the six months ended June 30, 2016, we recognized net ceded premiums of $2,808,000, representing amortization of $3,085,000 of previously deferred reinsurance costs for increased coverage offset by $277,000 of ceded premiums deferred for the period. For the six months ended June 30, 2015, we deferred recognition of net ceded premiums of $246,000, representing $538,000 of ceded premiums deferred for the period decreased by amortization of $292,000 of previously deferred reinsurance costs for increased coverage. For the six months ended June 30, 2016 and 2015, net reductions in ceded premiums totaled $5,822,000 and $12,614,000, respectively.

In June 2016, we received cash totaling $37,800,000 in connection with the benefits accrued for two retrospective reinsurance contracts that were terminated effective May 31, 2016. As of June 30, 2016, we had $6,546,000 of accrued benefits and $277,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable. At December 31, 2015, we had $35,716,000 of accrued benefits and $3,085,000 of ceded premiums deferred related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 4, 2016. For the six months ended June 30, 2016, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Consolidated Financial Statements (unaudited).

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at June 30, 2016 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2016 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$118,135	$(17,572)	(12.95)%
200 basis point increase	123,990	(11,717)	(8.63)%
100 basis point increase	129,847	(5,860)	(4.32)%
100 basis point decrease	141,562	5,855	4.31%
200 basis point decrease	146,560	10,853	8.00%
300 basis point decrease	149,431	13,724	10.11%

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

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2016 (amounts in thousands):

		% of		% of
		Total		Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$1,517	1	$1,548	1
AA+, AA, AA-	22,614	17	23,952	18
A+, A, A-	34,981	26	36,293	27
BBB+, BBB, BBB-	48,579	36	49,975	37
BB+, BB, BB-	8,734	7	8,586	6
B+, B, B-	10,282	8	9,004	7
CCC+, CC and Not rated	6,615	5	6,349	4

Total	$133,322	100	$135,707	100

Equity Price Risk

Our equity investment portfolio at June 30, 2016 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to declines in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at June 30, 2016 (amounts in thousands):

		% of
		Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$23,761	48
Consumer	6,319	13
Energy	3,119	6
Industrial	2,618	5
Other (1)	4,935	10

	40,752	82

Mutual funds and Exchange traded funds by type:
Debt	7,889	16
Equity	1,071	2

	8,960	18

Total	$49,712	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2016, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As previously reported in our Form 10-K which was filed with the SEC on March 4, 2016, the Company, each of the directors and two shareholders agreed to a settlement with respect to demands by the two shareholders. As a result, certain of the directors’ restricted shares were cancelled March 2, 2016. The cancelled shares were made up of 148,000 shares that would vest in the event our share price reached $50.00 and 12,000 shares that would vest in the event our share price reached $95.00. Our board members and the Company have also implemented certain non-financial corporate governance changes. We are not aware of any other pending shareholder demands.

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

The table below summarizes the number of common shares repurchased during the three months ended June 30, 2016 under a share repurchase plan and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares in May 2016 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (b)
April 30, 2016	60,561	$33.02	60,561	$12,000
May 31, 2016	72,560	$30.81	65,052	$10,000
June 30, 2016	64,325	$31.09	64,325	$8,000

	197,446	$31.58	189,938

(a)	The share repurchase plan approved by our Board of Directors on December 15, 2015 commenced in January 2016.
(b)	Represents the balances before commissions and fees at the end of each month.

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

During the six months ended June 30, 2016, HCPCI paid a $19,000,000 dividend to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2016 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011. See Exhibit 10.89

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 4, 2016.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.9	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Claddaugh). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.10	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2016, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.12	Property Catastrophe First Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.13	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2016 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.14	Property Catastrophe Third Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.15	Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013. See Exhibit 10.96

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.89**	Amendment dated January 29, 2016 to Employment Agreement between Paresh Patel and HCI Group, Inc. dated July 1, 2011. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.96**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Martin Traber and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

August 3, 2016	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 3, 2016	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.