Form 10-Q
period 2016-09-30
HCI Group, Inc.
filed 2016-11-04
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on October 27, 2016 was 10,186,219.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $167,223 and $128,614, respectively)	$170,016	$125,009
Equity securities, available for sale, at fair value (cost: $46,323 and $47,548, respectively)	51,460	48,237
Limited partnership investments, at equity	28,226	23,930
Investment in unconsolidated joint venture, at equity	4,940	4,787
Real estate investments (Note 3 - Variable Interest Entity)	33,808	30,954

Total investments	288,450	232,917
Cash and cash equivalents (Note 3 - Variable Interest Entity)	291,880	267,738
Accrued interest and dividends receivable	1,695	1,390
Income taxes receivable	—	1,858
Premiums receivable	26,126	19,631
Prepaid reinsurance premiums	29,699	40,747
Deferred policy acquisition costs	21,221	18,602
Property and equipment, net	11,332	11,786
Intangible assets, net	2,559	—
Deferred income taxes, net	3,972	3,189
Other assets	7,358	39,128

Total assets	$684,292	$636,986

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$57,195	$51,690
Unearned premiums	209,322	187,290
Advance premiums	9,877	4,983
Assumed reinsurance balances payable	—	1,084
Accrued expenses (Note 3 - Variable Interest Entity)	13,607	6,316
Income taxes payable	891	—
Long-term debt	138,172	129,429
Other liabilities (Note 3 - Variable Interest Entity)	10,716	18,472

Total liabilities	439,780	399,264

Commitments and contingencies (Note 16)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, (no par value, 40,000,000 shares authorized, 9,633,124 and 10,292,256 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	—	—
Additional paid-in capital	8,401	23,879
Retained income	231,240	215,634
Accumulated other comprehensive income (loss), net of taxes	4,871	(1,791)

Total stockholders’ equity	244,512	237,722

Total liabilities and stockholders’ equity	$684,292	$636,986

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Gross premiums earned	$92,542	$103,842	$286,273	$321,174
Premiums ceded	(29,242)	(41,077)	(105,998)	(100,294)

Net premiums earned	63,300	62,765	180,275	220,880
Net investment income (loss)	2,785	(519)	6,000	2,685
Net realized investment gains (losses)	583	(296)	899	(563)
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(575)	(2,482)	(1,211)	(4,465)
Portion of loss recognized in other comprehensive income, before taxes	351	596	(230)	596

Net other-than-temporary impairment losses	(224)	(1,886)	(1,441)	(3,869)
Policy fee income	972	994	2,967	2,477
Gain on repurchases of convertible senior notes	—	—	153	—
Gain on bargain purchase	2,071	—	2,071	—
Other	321	204	1,151	930

Total revenue	69,808	61,262	192,075	222,540

Expenses
Losses and loss adjustment expenses	25,909	26,200	79,261	65,804
Policy acquisition and other underwriting expenses	10,536	10,675	32,525	30,917
Salaries and wages	5,945	5,040	17,009	15,174
Interest expense	2,672	2,698	8,112	8,038
Other operating expenses	4,717	4,711	14,213	14,040

Total operating expenses	49,779	49,324	151,120	133,973

Income before income taxes	20,029	11,938	40,955	88,567
Income tax expense	8,696	4,567	16,542	33,796

Net income	$11,333	$7,371	$24,413	$54,771

Basic earnings per share	$1.17	$0.72	$2.48	$5.38

Diluted earnings per share	$1.10	$0.71	$2.41	$4.84

Dividends per share	$0.30	$0.30	$0.90	$0.90

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$11,333	$7,371	$24,413	$54,771

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) arising during the period	2,234	(6,021)	10,290	(9,196)
Other-than-temporary impairment loss charged to income	224	1,886	1,441	3,869
Call and repayment losses charged to investment income	3	15	14	70
Reclassification adjustment for net realized (gains) losses	(583)	296	(899)	563

Net change in unrealized gain (loss)	1,878	(3,824)	10,846	(4,694)
Deferred income taxes on above change	(724)	1,476	(4,184)	1,811

Total other comprehensive income (loss), net of income taxes	1,154	(2,348)	6,662	(2,883)

Comprehensive income	$12,487	$5,023	$31,075	$51,888

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$24,413	$54,771
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,072	4,047
Net amortization of premiums on investments in fixed-maturity securities	475	605
Depreciation and amortization	3,968	3,911
Deferred income tax benefits	(4,967)	(2,111)
Net realized investment (gains) losses	(899)	563
Other-than-temporary impairment losses	1,441	3,869
Income from real estate investments	—	(228)
Gain on repurchases of convertible senior notes	(153)	—
Gain on bargain purchase	(2,071)	—
Income from unconsolidated joint venture	(153)	(4)
Net (income) loss from limited partnership interests	(54)	2,862
Net loss on disposal of property and equipment	—	2
Net loss on disposal or sale of real estate investments	5	24
Foreign currency remeasurement loss	9	54
Changes in operating assets and liabilities:
Premiums receivable	(6,495)	(13,954)
Advance premiums	4,894	6,707
Prepaid reinsurance premiums	11,048	7,506
Accrued interest and dividends receivable	(305)	(446)
Other assets	32,073	(2,722)
Assumed reinsurance balances payable	(1,084)	197
Deferred policy acquisition costs	(2,619)	(8,518)
Losses and loss adjustment expenses	5,505	8,309
Unearned premiums	22,032	20,962
Income taxes	2,510	4,885
Accrued expenses and other liabilities	(1,180)	15,039

Net cash provided by operating activities	91,465	106,330

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	—	(6,276)
Acquisition of real estate business, net of cash acquired	(12,056)	—
Investments in limited partnership interests	(4,670)	(22,486)
Investment in unconsolidated joint venture	—	(270)
Purchase of property and equipment	(543)	(565)
Purchase of real estate investments	(1,522)	(293)
Purchase of fixed-maturity securities	(79,232)	(93,081)
Purchase of equity securities	(13,259)	(28,095)
Distribution from limited partnership interests	428	12
Proceeds from investment in real estate under acquisition, development and construction arrangement	10,200	—
Proceeds from sales of fixed-maturity securities	37,415	51,510
Proceeds from calls, repayments and maturities of fixed-maturity securities	2,637	5,655
Proceeds from sales of equity securities	14,155	14,111
Proceeds from sales of real estate investments	—	5

Net cash used in investing activities	(46,447)	(79,773)

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	263
Cash dividends paid	(9,368)	(9,638)
Cash dividends received under share repurchase forward contract	561	561
Proceeds from issuance of long-term debt	18,200	—
Repurchases of convertible senior notes	(11,347)	—
Repayment of debt	(264)	—
Repurchases of common stock	(464)	(792)
Repurchases of common stock under share repurchase plan	(18,023)	(1,610)
Debt issuance costs	(339)	—
Tax benefits on stock-based compensation	176	1,836

Net cash used in financing activities	(20,868)	(9,380)

Effect of exchange rate changes on cash	(8)	(51)

Net increase in cash and cash equivalents	24,142	17,126
Cash and cash equivalents at beginning of period	267,738	314,416

Cash and cash equivalents at end of period	$291,880	$331,542

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,824	$29,186

Cash paid for interest	$6,417	$6,406

Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$6,662	$(2,883)

Details of business acquisition:
Fair value of assets acquired	$14,677	$—
Less: purchase price	(12,250)	—
gain on bargain purchase	(2,071)	—

Liabilities assumed	$356	$—

Receivable from sales of available-for-sale securities	$270	$680

Payable on purchases of available-for-sale securities	$388	$399

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2016

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2015	—	$—	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722
Net income	—	—	—	—	—	24,413	—	24,413
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	6,662	6,662
Issuance of restricted stock	—	—	102,440	—	—	—	—	—
Forfeiture of restricted stock	—	—	(11,787)	—	—	—	—	—
Cancellation of restricted stock	—	—	(160,000)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(14,934)	—	(464)	—	—	(464)
Repurchase and retirement of common stock under share repurchase plan	—	—	(574,851)	—	(18,023)	—	—	(18,023)
Common stock dividends	—	—	—	—	—	(8,807)	—	(8,807)
Tax benefits on stock-based compensation	—	—	—	—	176	—	—	176
Tax shortfalls on stock-based compensation	—	—	—	—	(239)	—	—	(239)
Stock-based compensation	—	—	—	—	3,072	—	—	3,072

Balance at September 30, 2016	—	$—	9,633,124	$—	$8,401	$231,240	$4,871	$244,512

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Nine Months Ended September 30, 2015

(Unaudited)

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2014	—	$—	10,189,128	$—	$20,465	$161,454	$666	$182,585
Net income	—	—	—	—	—	54,771	—	54,771
Total other comprehensive loss, net of income taxes	—	—	—	—	—	—	(2,883)	(2,883)
Issuance of restricted stock	—	—	83,260	—	—	—	—	—
Exercise of common stock options	—	—	90,000	—	263	—	—	263
Forfeiture of restricted stock	—	—	(38,756)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(17,493)	—	(792)	—	—	(792)
Repurchase and retirement of common stock under share repurchase plan	—	—	(37,869)	—	(1,610)	—	—	(1,610)
Common stock dividends	—	—	—	—	—	(9,077)	—	(9,077)
Tax benefits on stock-based compensation	—	—	—	—	1,836	—	—	1,836
Stock-based compensation	—	—	—	—	4,047	—	—	4,047

Balance at September 30, 2015	—	$—	10,268,270	$—	$24,209	$207,148	$(2,217)	$229,140

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2016. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K, which was filed with the SEC on March 4, 2016.

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

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies for reinsurance contracts with retrospective provisions, deferred income taxes, stock-based compensation expense, fair value of financial instruments and other-than-temporary impairment involve significant judgments and estimates material to the Company’s consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Business Acquisitions. The Company accounts for business acquisitions using the acquisition method, which requires it to measure and recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values. In the event that the fair value of net assets acquired exceeds the purchase price, a bargain purchase gain is recorded.

Acquisitions of income-producing properties are typically considered business acquisitions. As such, the Company allocates the purchase price to land, land improvements, buildings, tenant improvements, intangibles such as the value of significant tenant (i.e. anchor tenant) relationships, in-place leases, and assumed liabilities, if any. Tangible assets are presented as real estate investments on the Company’s consolidated balance sheet. Buildings subject to leases are valued as if vacant.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The value attributable to in-place leases reflects the costs we would have incurred to lease the property to the occupancy level that existed at the acquisition date. These costs include leasing commissions, tenant improvement allowances, and other direct costs required to lease the property. In addition, the estimated fair value of in-place leases reflects the value of base rental revenues that would have been earned during the assumed periods of vacancy and the related carrying costs that would have been incurred to lease the vacant property to its existing occupancy. The Company also reviews terms of the assumed leases to evaluate whether the terms are favorable or unfavorable relative to the market at the acquisition date. In the event the assumed leases are not at market terms, the Company recognizes an intangible asset for a lease with favorable terms and a liability if the terms of the lease are unfavorable.

Transaction costs related to a business acquisition are expensed as incurred. The Company includes acquisition-related costs associated with real estate investments in other operating expenses in the consolidated statement of income.

Intangible Assets. Intangibles consist of the value attributable to the acquired in-place leases and the primary, or anchor, tenant relationships. The value attributable to the anchor tenant relationship represents the economic benefits of having a nationally recognized retailer as the lead tenant, which draws traffic and other tenants to the retail center. These intangibles are amortized to expense over the related lease term. Amortization of the intangibles related to real estate investments is reflected in net investment income in the consolidated statement of income. The Company reviews these intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2016-15. In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230), which clarifies or provides specific guidance on how certain cash receipts and cash payments are presented and classified. Some of the guidelines that may have potential impact on the Company’s consolidated statements of cash flows are cash payments for debt prepayment, distributions received from equity method investments, and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on the Company’s consolidated statements of cash flows.

Accounting Standards Update No. 2016-13. In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326), which requires the measurement of credit losses for financial assets at each reporting date based on reasonable and supportable information. ASU 2016-13 also requires enhanced qualitative and quantitative disclosures on significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for the Company beginning with the first quarter of 2020. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

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

Accounting Standards Update No. 2016-10. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the standard on identifying performance obligations and improves the licensing implementation guidance. ASU 2016-10 is effective for the Company beginning with the first quarter of 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-09. In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718), which affects all entities that issue share-based awards to their employees. ASU 2016-09 amends the accounting for share-based payment transactions including the related income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, ASU 2016-09 allows for an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for the Company beginning with the first quarter of 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-02. In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes Topic 840 and creates the new lease accounting standards for lessees and lessors, primarily related to the recognition of lease assets and liabilities by lessees for leases classified as operating leases. ASU 2016-02 is effective for the Company beginning with the first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-01. In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One of the changes is to require certain equity investments to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 3 — Investments

Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At September 30, 2016 and December 31, 2015, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of September 30, 2016
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$430	$10	$—	$440
Corporate bonds	77,432	1,007	(1,191)	77,248
State, municipalities, and political subdivisions	77,040	2,921	(194)	79,767
Exchange-traded debt	12,084	300	(68)	12,316
Redeemable preferred stock	237	8	—	245

Total	167,223	4,246	(1,453)	170,016
Equity securities	46,323	5,487	(350)	51,460

Total available-for-sale securities	$213,546	$9,733	$(1,803)	$221,476

As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$108	$5	$—	$113
Corporate bonds	42,560	74	(4,815)	37,819
State, municipalities, and political subdivisions	75,812	1,632	(120)	77,324
Exchange-traded debt	9,817	177	(565)	9,429
Redeemable preferred stock	317	8	(1)	324

Total	128,614	1,896	(5,501)	125,009
Equity securities	47,548	2,139	(1,450)	48,237

Total available-for-sale securities	$176,162	$4,035	$(6,951)	$173,246

In June 2016, the Company’s Alabama subsidiary, Homeowners Choice Assurance Company, Inc., voluntarily surrendered its certificate of authority to the Alabama Department of Insurance and formally terminated its plan to conduct business in the state of Alabama. As a result, a statutory deposit held in trust for the Treasurer of Alabama was released to the Company in July 2016. At December 31, 2015, there was $113 of U.S. Treasury securities held as a statutory deposit.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2016 and December 31, 2015 are as follows:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Amortized Cost	Estimated Fair Value
As of September 30, 2016
Available-for-sale
Due in one year or less	$4,624	$4,642
Due after one year through five years	43,676	44,090
Due after five years through ten years	93,633	94,684
Due after ten years	25,290	26,600

	$167,223	$170,016

	Amortized Cost	Estimated Fair Value
As of December 31, 2015
Available-for-sale
Due in one year or less	$3,282	$3,292
Due after one year through five years	32,833	32,651
Due after five years through ten years	71,120	67,113
Due after ten years	21,379	21,953

	$128,614	$125,009

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended September 30, 2016
Fixed-maturity securities	$3,891	$196	$—

Equity securities	$5,000	$491	$(104)

Three months ended September 30, 2015
Fixed-maturity securities	$48,225	$31	$(436)

Equity securities	$6,117	$515	$(406)

Nine months ended September 30, 2016
Fixed-maturity securities	$37,415	$579	$—

Equity securities	$14,155	$850	$(530)

Nine months ended September 30, 2015
Fixed-maturity securities	$51,510	$90	$(466)

Equity securities	$14,111	$844	$(1,031)

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

At September 30, 2016, one fixed-maturity security the Company intends to hold to maturity had a credit related loss. This compares with two fixed-maturity securities at December 31, 2015 that were other-than-temporarily impaired. In June 2016, the Company sold one other-than-temporarily impaired fixed-maturity security due to uncertainties surrounding the issuer’s restructuring plan. Prior to the sale, this security’s remaining $202 of impairment loss was reclassified from comprehensive income and recognized in total other-than-temporary impairment losses in the Company’s consolidated statement of income. For the three months ended September 30, 2016, the Company recorded $531 of impairment loss on one fixed-maturity security, of which $180 was considered other-than-temporarily impaired due to a credit related loss and recorded in the consolidated statement of income, with the remaining amount of $351 related to non-credit factors and recorded in other comprehensive income. For the nine months ended September 30, 2016, the Company recognized $675 of impairment losses in the consolidated statement of income, representing $206 of additional losses recorded during the period and the reclassification of $469 previously recorded in other comprehensive income. For the three and nine months ended September 30, 2015, the Company recorded $705 of impairment losses on two fixed-maturity securities, of which $109 was related to credit losses, with the remaining amount of $596 related to non-credit factors.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairment losses recognized in income from available for sale fixed-maturity securities:

	2016	2015
Balance at January 1	$111	$—
Additional credit impairments on previously impaired securities	293	—

Balance at March 31	404	—
Credit impaired security fully disposed of for which there was no prior intent or requirement to sell	(385)	—

Reduction due to increase in expected cash flows recognized over the remaining life of the previously impaired security	(19)	—

Balance at June 30	—	—
Credit impairments on impaired securities	180	109

Balance at September 30	$180	$109

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, the length of time each security has been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. At September 30, 2016 and December 31, 2015, the Company had 16 and 17 equity securities, respectively, that were other-than-temporarily impaired. The Company recognized impairment losses of $44 and $1,777, respectively, for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, the Company recognized impairment losses of $766 and $3,760, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2016	Loss	Value	Loss	Value	Loss	Value
Fixed-maturity securities
Corporate bonds	$(356)	$22,352	$(835)	$8,363	$(1,191)	$30,715
State, municipalities, and political subdivisions	(136)	5,614	(58)	2,527	(194)	8,141
Exchange-traded debt	(21)	2,033	(47)	1,953	(68)	3,986

Total fixed-maturity securities	(513)	29,999	(940)	12,843	(1,453)	42,842
Equity securities	(196)	4,500	(154)	3,573	(350)	8,073

Total available-for-sale securities	$(709)	$34,499	$(1,094)	$16,416	$(1,803)	$50,915

At September 30, 2016, there were 75 securities in an unrealized loss position. Of these securities, 23 securities had been in an unrealized loss position for 12 months or greater. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or more included $351 of other-than-temporary impairment losses related to non-credit factors.

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2015	Loss	Value	Loss	Value	Loss	Value
Fixed-maturity securities
Corporate bonds	$(3,667)	$24,196	$(1,148)	$3,278	$(4,815)	$27,474
State, municipalities, and political subdivisions	(107)	6,587	(13)	184	(120)	6,771
Exchange-traded debt	(565)	5,559	—	—	(565)	5,559
Redeemable preferred stock	(1)	129	—	—	(1)	129

Total fixed-maturity securities	(4,340)	36,471	(1,161)	3,462	(5,501)	39,933
Equity securities	(1,350)	15,748	(100)	1,460	(1,450)	17,208

Total available-for-sale securities	$(5,690)	$52,219	$(1,261)	$4,922	$(6,951)	$57,141

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	September 30, 2016			December 31, 2015
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$6,226	$6,428	16.50	$4,774	$7,888	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	6,760	1,360	1.76	4,713	3,320	1.76
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	11,100	—	66.60	11,689	—	65.79
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	4,140	5,766	0.18	2,754	7,016	0.18

Total	$28,226	$13,554		$23,930	$18,224

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Withdrawal is permitted upon at least 45 days’ written notice to the general partner.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority, the term of the fund may be extended for up to three additional one-year periods.

The following is the aggregated summarized unaudited financial information of limited partnerships included in the investment strategy table above, which in certain cases is presented on a three-month lag due to the unavailability of information at the Company’s respective balance sheet dates. In applying the equity method of accounting, the Company uses the most recently available financial information provided by each general partner. The financial statements of these limited partnerships are audited annually.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating results:
Total income (loss)	$166,374	$82	$143,305	$(4,756)
Total expenses	(54,577)	(386)	(184,598)	(1,343)

Net income (loss)	$111,797	$(304)	$(41,293)	$(6,099)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	September 30, 2016	December 31, 2015
Balance Sheet:
Total assets	$2,902,014	$288,351
Total liabilities	$581,615	$28,105

For the three and nine months ended September 30, 2016, the Company recognized net investment income of $1,119 and $54, respectively, for these investments. For the three and nine months ended September 30, 2015, the Company recognized net investment losses of $2,400 and $2,862, respectively. At September 30, 2016 and December 31, 2015, the Company’s cumulative contributed capital to the partnerships totaled $31,946 and $27,276, respectively, and the Company’s maximum exposure to loss was $28,226 and $23,930, respectively. During the three months ended September 30, 2016, there was a $384 cash distribution from one of these investments. During the nine months ended September 30, 2016, the Company received total cash distributions of $428. There were no cash distributions received by the Company during the three and nine months ended September 30, 2015.

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

At September 30, 2016 and December 31, 2015, the Company’s maximum exposure to loss relating to the variable interest entity was $4,940 and $4,787, respectively, representing the carrying value of the investment. At September 30, 2016, there was an undistributed gain of $5 compared with an undistributed loss of $148 at December 31, 2015 from this equity method investment, the amounts of which were included in the Company’s consolidated retained income. FMKT Mel JV’s partners received no cash distributions during the nine months ended September 30, 2016 and 2015. The following tables provide FMKT Mel JV’s summarized unaudited financial results for the three and nine months ended September 30, 2016 and 2015 and its unaudited financial positions at September 30, 2016 and December 31, 2015:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating results:
Total revenues and gain	$235	$17	$949	$17
Total expenses	(318)	(11)	(801)	(12)

Net (loss) income	$(83)	$6	$148	$5

The Company’s share of net (loss) income*	$(75)	$5	$153	$4

*	Included in net investment income in the Company’s consolidated statements of income.

	September 30,	December 31,
	2016	2015
Balance Sheet:
Construction in progress - real estate	$333	$277
Property and equipment, net	11,901	11,806
Cash	722	570
Accounts receivable	76	3
Other	963	1,008

Total assets	$13,995	$13,664

Accounts payable	$163	$125
Construction loan	8,153	8,063
Other liabilities	208	157
Members’ capital	5,471	5,319

Total liabilities and members’ capital	$13,995	$13,664

Investment in unconsolidated joint venture, at equity**	$4,940	$4,787

**	Includes the 90% share of FMKT Mel JV’s operating results and the portion of profit split from the outparcel sale.

Real Estate Investments

Real estate investments include office and retail space that is leased to tenants, wet and dry boat storage, one restaurant, and fuel services with respect to marina clients and recreational boaters. Prior to August 16, 2016, there was one Acquisition, Development and Construction Loan Arrangement (see “ADC Arrangement” below). Real estate investments consist of the following as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
Land	$14,734	$13,134
Land improvements	4,577	1,505
Buildings	10,272	3,116
Tenant and leasehold improvements	581	—
Construction in progress*	2,965	2,906
Other	2,418	1,523

Total, at cost	35,547	22,184
Less: accumulated depreciation and amortization	(1,739)	(1,430)

Real estate, net	33,808	20,754
ADC Arrangement classified as real estate investment	—	10,200

Real estate investments	$33,808	$30,954

*	The project is being developed by the Company’s consolidated variable interest entity.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Depreciation and amortization expense related to real estate investments was $126 and $87 for the three months ended September 30, 2016 and 2015, respectively, and $314 and $280 for the nine months ended September 30, 2016 and 2015, respectively.

ADC Arrangement

On August 16, 2016, the Company exercised the purchase option in its ADC Arrangement and acquired the retail shopping center and its appurtenant facilities. The transaction was accounted for as a business acquisition. See Note 5 — “Business Acquisition” for additional information. In addition, the Company received $10,200 plus accrued investment income of $74 in full settlement of the note receivable associated with the ADC Arrangement. At December 31, 2015, the Company’s maximum exposure to loss relating to this variable interest was $10,200, representing the carrying value of the ADC Arrangement. There was no credit loss allowance established as of December 31, 2015 as management believed the credit risk associated with the ADC Arrangement was mitigated by the collateral used to secure the loan.

Consolidated Variable Interest Entity

The Company has an ongoing real estate development project in Riverview, Florida through a joint venture in which the Company’s subsidiary has a controlling financial interest and, as a result, it is the primary beneficiary. The following table summarizes the assets and liabilities related to this variable interest entity which are included in the accompanying consolidated balance sheets.

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$65	$57
Construction in progress included in real estate investments	$2,965	$2,906
Accrued expenses	$56	$21
Other liabilities	$26	$—

Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Available-for-sale securities:
Fixed-maturity securities	$1,170	$1,120	$3,400	$2,994
Equity securities	811	914	2,546	2,710
Investment expense	(165)	(199)	(488)	(511)
Limited partnership investments	1,119	(2,400)	54	(2,862)
Real estate investments	(417)	(135)	(500)	(155)
(Loss) income from unconsolidated joint venture	(75)	5	153	4
Cash and cash equivalents	285	161	755	461
Other	12	15	35	44

Net investment income (loss)	$2,740	$(519)	$5,955	$2,685

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 4 — Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of investments carried at fair value and changes in the unrealized other-than-temporary impairment losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized gain (loss) arising during the period	$2,234	$862	$1,372	$(6,021)	$(2,324)	$(3,697)
Other-than-temporary impairment loss	224	86	138	1,886	728	1,158
Call and repayment losses charged to investment income	3	1	2	15	6	9
Reclassification adjustment for realized (gains) losses	(583)	(225)	(358)	296	114	182

Total other comprehensive income (loss)	$1,878	$724	$1,154	$(3,824)	$(1,476)	$(2,348)

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized gain (loss) arising during the period	$10,290	$3,970	$6,320	$(9,196)	$(3,548)	$(5,648)
Other-than-temporary impairment loss	1,441	556	885	3,869	1,493	2,376
Call and repayment losses charged to investment income	14	5	9	70	27	43
Reclassification adjustment for realized (gains) losses	(899)	(347)	(552)	563	217	346

Total other comprehensive income (loss)	$10,846	$4,184	$6,662	$(4,694)	$(1,811)	$(2,883)

Note 5 — Business Acquisition

On August 16, 2016, the Company’s wholly owned subsidiary, Greenleaf Capital, LLC, assigned the right to purchase the developed property in the ADC Arrangement to its subsidiary, Sorrento PBX, LLC. Sorrento PBX simultaneously exercised the purchase option and acquired the property from Sorrento Retail Investments, LLC. The acquired assets included a retail shopping center and appurtenant facilities in Sorrento, Florida as well as existing tenant lease agreements to use the property. The acquisition is part of the Company’s strategic plan to expand its real estate operations. The purchase price was $12,250, which was determined using a predetermined capitalization rate and the projected net operating income of the property. The Company recognized

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

a $2,071 gain on bargain purchase, resulting primarily from a favorable fair value at the date of acquisition as compared with the Company’s purchase price. The Company relied on an independent appraisal report, which is based on the weighted results of two valuation approaches, in determining the estimated fair values of the significant assets acquired. This acquisition was financed in part by the proceeds from the issuance of a 3.75% promissory note. See Note 9 — “Long-Term Debt” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The table below presents an allocation of the purchase price to the net assets acquired based on their fair values at the acquisition date:

Identifiable assets acquired and liabilities assumed:
Cash	$194
Land	1,600
Land improvements	3,045
Buildings	7,120
Intangibles	2,580
Tenant improvements	76
Building improvement	29
Other assets	33
Other liabilities	(356)

Total net assets acquired	14,321
Less: gain on bargain purchase	(2,071)

Purchase price	$12,250

The acquired business contributed $99 of rental income and $112 of net loss to the Company for the period from August 16, 2016 to September 30, 2016. Pro forma results of operations are not presented as the effects of the acquisition were not material to the Company’s consolidated results of operations.

Note 6 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Unadjusted quoted prices in active markets for identical assets;

Level 2	—	Other inputs that are observable for the asset and the liability, either directly or indirectly such as quoted prices for identical assets and liabilities that are not observable throughout the full term; and

Level 3	—	Inputs that are unobservable.

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

ADC Arrangement Classified as Real Estate Investment

As described in Note 3 — “Investments” under ADC Arrangement, the ADC Arrangement represented a financing agreement with a purchase option between Greenleaf Capital and a property developer. Based on the characteristics of this ADC Arrangement which were similar to those of an investment, combined with the expected residual profit being greater than 50%, the arrangement was included in real estate investments at its carrying value in the consolidated balance sheet as of December 31, 2015. Projected future cash inflows at maturity were discounted using a prevailing borrowing rate to estimate its fair value that relies on Level 3 inputs. This ADC Arrangement was terminated at the time the Company exercised the purchase option to acquire the related property in August 2016.

Limited Partnership Investments

As described in Note 3 — “Investments” under Limited Partnership Investments, the Company has interests in limited partnerships which are private equity funds. Pursuant to U.S. GAAP, these funds are required to use fair value accounting; therefore, the estimated fair value approximates the carrying value of these funds.

Long-term debt

Long-term debt includes the Company’s 8% senior notes due 2020, 3.875% convertible senior notes due 2019 and two promissory notes due through 2036. The 8% senior notes trade on the New York Stock Exchange. The estimated fair value of the 8% senior notes is based on the closing market price at each balance sheet date. The 3.875% convertible senior notes were sold in a private offering. The fair values of the 3.875% convertible senior notes and the promissory notes are estimated using a discounted cash flow method that relies on Level 3 inputs.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2016
Financial Assets:
Cash and cash equivalents	$291,880	$—	$—	$291,880

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	440	—	—	440
Corporate bonds	76,264	984	—	77,248
State, municipalities, and political subdivisions	—	79,767	—	79,767
Exchange-traded debt	12,316	—	—	12,316
Redeemable preferred stock	245	—	—	245

Total fixed-maturity securities	89,265	80,751	—	170,016
Equity securities	51,460	—	—	51,460

Total available-for-sale securities	140,725	80,751	—	221,476

Total	$432,605	$80,751	$—	$513,356

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2015
Financial Assets:
Cash and cash equivalents	$267,738	$—	$—	$267,738

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	113	—	—	113
Corporate bonds	36,836	983	—	37,819
State, municipalities, and political subdivisions	—	77,324	—	77,324
Exchange-traded debt	9,429	—	—	9,429
Redeemable preferred stock	324	—	—	324

Total fixed-maturity securities	46,702	78,307	—	125,009
Equity securities	48,237	—	—	48,237

Total available-for-sale securities	94,939	78,307	—	173,246

Total	$362,677	$78,307	$—	$440,984

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of September 30, 2016 and December 31, 2015.

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2016
Financial Assets:
Limited partnership investments	$28,226	$—	$—	$28,226	$28,226
Financial Liabilities:
Long-term debt:
8% Senior notes	$39,392	$—	$41,989	$—	$41,989
3.875% Convertible senior notes	81,170	—	—	84,561	84,561
4% Promissory note	8,771	—	—	8,854	8,854
3.75% Promissory note	8,839	—	—	8,671	8,671

Total long-term debt	$138,172	$—	$41,989	$102,086	$144,075

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2015
Financial Assets:
Limited partnership investments	$23,930	$—	$—	$23,930	$23,930
ADC Arrangement classified as real estate investment	$10,200	$—	$—	$10,140	$10,140
Financial Liabilities:
Long-term debt:
8% Senior notes	$39,231	$—	$41,103	$—	$41,103
3.875% Convertible senior notes	90,198	—	—	92,782	92,782

Total long-term debt	$129,429	$—	$41,103	$92,782	$133,885

Note 7 — Intangible Assets, net

The Company’s intangible assets, net consist of the following:

	September 30,	December 31,
	2016	2015
Anchor tenant relationship	$1,357	$—
In-place leases	1,223	—

Total, at cost	2,580	—
Less: accumulated amortization	(21)	—

Intangible assets, net	$2,559	$—

In connection with the August 2016 business acquisition described in Note 5 — Business Acquisition, the Company recognized $2,580 of intangible assets and recorded $21 of amortization expense for the three and nine months ended September 30, 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 8 — Other Assets

The following table summarizes the Company’s other assets:

	September 30,	December 31,
	2016	2015
Benefits receivable related to retrospective reinsurance contracts	$3,320	$35,716
Deferred costs related to retrospective reinsurance contracts	—	460
Prepaid expenses	1,852	904
Restricted cash	600	300
Other	1,586	1,748

Total other assets	$7,358	$39,128

In June 2016, the Company received cash payments totaling $37,800 under the terms of two retrospective reinsurance contracts which terminated May 31, 2016. In September 2016, the Company received the final cash payment of $5,716 under the terms of the remaining retrospective reinsurance contract which terminated May 31, 2016.

Note 9 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30,	December 31,
	2016	2015
8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019	89,990	103,000
4% Promissory note, due through February 1, 2031	8,936	—
3.75% Promissory note, due through September 1, 2036	9,000	—

Total principal amount	148,176	143,250
Less: unamortized discount and issuance costs	(10,004)	(13,821)

Total long-term debt	$138,172	$129,429

As of September 30, 2016, future maturities of long-term debt are as follows:

Due in 12 months following September 30,
2016	$776
2017	807
2018	90,829
2019	41,122
2020	906
Thereafter	13,736

Total	$148,176

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Information with respect to interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest Expense:
Contractual interest	$1,810	$1,802	$5,466	$5,408
Non-cash expense*	862	896	2,646	2,630

	$2,672	$2,698	$8,112	$8,038

*	Includes amortization of debt discount and issuance costs.

As of September 30, 2016, the remaining amortization period of the debt discount was 2.5 years.

3.75% Promissory Note

In connection with the business acquisition described in Note 5 — Business Acquisition, Sorrento PBX, LLC entered into a 20-year secured loan agreement for gross proceeds of $9,000. The loan proceeds were used to finance the acquisition. The loan bears a fixed annual interest rate of 3.75% and is collateralized by the acquired property and the assignment of associated lease agreements. Approximately $53 of principal and interest is payable in 240 monthly installments beginning October 1, 2016. The promissory note may be repaid in full after September 1, 2017 as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement. In addition, the lender may require full payment of the outstanding principal and unpaid interest on September 1, 2031 provided a written notice of its intention to call the note is given at least six months in advance.

4% Promissory Note

On January 14, 2016, HCPCI Holdings, LLC, a subsidiary of the Company, entered into a 15-year secured loan agreement for proceeds of $9,200. The loan is collateralized by the Company’s Tampa, Florida real estate, which is owned by HCPCI Holdings, and the lease agreements associated with this property. The loan bears a fixed annual interest rate of 4%. Approximately $68 of principal and interest is payable in 180 monthly installments beginning March 1, 2016. The promissory note may be repaid in full after February 1, 2017 as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement. The proceeds were used for real estate development projects or other general business purposes.

3.875% Convertible Senior Notes

Conversion Rate

Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate. As of September 30, 2016, each $1 of the Company’s convertible notes would have been convertible into 16.0833 shares of common stock, which was the equivalent of approximately $62.18 per share.

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

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Premiums Written:
Direct	$93,282	$105,787	$308,682	$343,927
Assumed	(18)	(416)	(377)	(1,792)

Gross written	93,264	105,371	308,305	342,135
Ceded	(29,242)	(41,077)	(105,998)	(100,294)

Net premiums written	$64,022	$64,294	$202,307	$241,841

Premiums Earned:
Direct	$92,112	$93,012	$283,011	$263,814
Assumed	430	10,830	3,262	57,360

Gross earned	92,542	103,842	286,273	321,174
Ceded	(29,242)	(41,077)	(105,998)	(100,294)

Net premiums earned	$63,300	$62,765	$180,275	$220,880

During the three and nine months ended September 30, 2016 and 2015, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At September 30, 2016 and December 31, 2015, there were 35 and 21 reinsurers, respectively, participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at September 30, 2016 and December 31, 2015. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of September 30, 2016 and December 31, 2015. In addition, based on the insurance ratings and the financial strength of the reinsurers, management believes there was no credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract as of September 30, 2016 and December 31, 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Certain of the reinsurance contracts include retrospective provisions that adjust premiums or increase the amount of future coverage in the event losses are minimal or zero. Effective June 1, 2016, retrospective provisions include premium adjustments only. These adjustments are reflected in the consolidated statements of income as net reductions in ceded premiums of $3,428 and $2,901 for the three months ended September 30, 2016 and 2015, respectively, of which $594 and $336 relates to the Company’s contract with Oxbridge Reinsurance Limited (see Note 17 — Related Party Transactions). For the nine months ended September 30, 2016 and 2015, these adjustments were $9,250 and $15,515, respectively, of which $1,334 and $2,461 relates to the Company’s contract with Oxbridge. In June 2016, the Company received a total of $37,800 in cash benefits related to two retrospective reinsurance contracts that terminated May 31, 2016 of which $7,560 was received from Oxbridge. In September 2016, the Company received the final cash payment of $5,716 under the terms of the remaining retrospective reinsurance contract which terminated May 31, 2016.

At September 30, 2016 and December 31, 2015, other assets included $3,320 and $36,176, respectively, and prepaid reinsurance premiums included $1,214 and $2,625, respectively, which are related to these adjustments. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial position.

Note 11 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$54,727	$54,329	$51,690	$48,908

Incurred related to:
Current period	21,283	24,419	68,703	63,473
Prior period	4,626	1,781	10,558	2,331

Total incurred	25,909	26,200	79,261	65,804

Paid related to:
Current period	(16,078)	(16,059)	(38,674)	(31,111)
Prior period	(7,363)	(7,253)	(35,082)	(26,384)

Total paid	(23,441)	(23,312)	(73,756)	(57,495)

Balance, end of period	$57,195	$57,217	$57,195	$57,217

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and nine months ended September 30, 2016, the Company experienced unfavorable development of $4,626 and $10,558, respectively, attributable to the settlement and further development of older claims and an increase in late reported claims, primarily claims related to the 2015 loss year.

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

Note 12 — Income Taxes

During the three months ended September 30, 2016 and 2015, the Company recorded approximately $8,696 and $4,567, respectively, of income taxes, which resulted in effective tax rates of 43.4% and 38.3%, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded $16,542 and $33,796, respectively, of income taxes, which resulted in estimated annual effective tax rates of 40.4% and 38.2%, respectively. The increase in the 2016 effective tax rate was primarily attributable to permanent differences between financial and tax income. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Note 13 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Income	Shares*	Per Share	Income	Shares*	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$11,333			$7,371
Less: Income attributable to participating securities	(557)			(437)

Basic Earnings Per Share:
Income allocated to common stockholders	10,776	9,209	$1.17	6,934	9,635	$0.72

Effect of Dilutive Securities:
Stock options	—	62		—	85
Convertible senior notes	1,028	1,447		1,132	1,651

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$11,804	10,718	$1.10	$8,066	11,371	$0.71

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Income	Shares*	Per Share	Income	Shares*	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$24,413			$54,771
Less: Income attributable to participating securities	(1,158)			(3,182)

Basic Earnings Per Share:
Income allocated to common stockholders	23,255	9,395	$2.48	51,589	9,585	$5.38

Effect of Dilutive Securities:
Stock options	—	62		—	112
Convertible senior notes	3,206	1,507		3,363	1,650

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$26,461	10,964	$2.41	$54,952	11,347	$4.84

*	weighted-average

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 14 — Stockholders’ Equity

Common Stock

In December 2015, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended September 30, 2016, the Company repurchased and retired a total of 198,055 shares at a weighted average price per share of $30.29 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2016 was $6,008, or $30.33 per share. During the nine months ended September 30, 2016, the Company repurchased and retired a total of 574,851 shares at a weighted average price per share of $31.31. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2016 was $18,023, or $31.35 per share.

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

On October 13, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on December 16, 2016 to shareholders of record on November 18, 2016.

Note 15 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At September 30, 2016, there were 4,275,314 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and nine months ended September 30, 2016 and 2015 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2016	110,000	$3.19	2.3 years	$3,482
Outstanding at March 31, 2016	110,000	$3.19	2.1 years	$3,312

Outstanding at June 30, 2016	110,000	$3.19	1.8 years	$2,650

Outstanding at September 30, 2016	110,000	$3.19	1.6 years	$2,989

Exercisable at September 30, 2016	110,000	$3.19	1.6 years	$2,989

Outstanding at January 1, 2015	230,000	$3.00	3.0 years	$9,256
Outstanding at March 31, 2015	230,000	$3.00	2.8 years	$9,861

Exercised	(80,000)	$2.50

Outstanding at June 30, 2015	150,000	$3.26	2.9 years	$6,142

Exercised	(10,000)	$6.30

Outstanding at September 30, 2015	140,000	$3.04	2.4 years	$5,002

Exercisable at September 30, 2015	140,000	$3.04	2.4 years	$5,002

There were no options exercised during the three and nine months ended September 30, 2016. For the three months ended September 30, 2015, the Company recognized aggregate tax benefits of $117 for 10,000 options exercised of which the aggregate intrinsic value was $320. For the nine months ended September 30, 2015, the Company recognized aggregate tax benefits of $1,309 for 90,000 options exercised of which the aggregate intrinsic value was $3,508.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2016 and 2015 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2016	620,513	$30.33
Vested	(20,917)	$48.42
Cancelled	(160,000)	$26.27
Forfeited	(750)	$45.25

Nonvested at March 31, 2016	438,846	$30.93

Granted	102,440	$32.21
Vested	(24,235)	$37.34
Forfeited	(5,147)	$42.20

Nonvested at June 30, 2016	511,904	$30.77

Vested	(2,000)	$37.68
Forfeited	(5,890)	$36.67

Nonvested at September 30, 2016	504,014	$30.67

Nonvested at January 1, 2015	639,705	$28.33
Vested	(41,695)	$36.15
Forfeited	(1,088)	$48.42

Nonvested at March 31, 2015	596,922	$27.75

Granted	83,260	$44.46
Vested	(16,000)	$13.48
Forfeited	(33,324)	$23.20

Nonvested at June 30, 2015	630,858	$30.55

Vested	(2,000)	$37.68
Forfeited	(4,344)	$45.52

Nonvested at September 30, 2015	624,514	$30.43

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $1,124 and $1,258 for the three months ended September 30, 2016 and 2015, respectively, and $3,072 and $4,047 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and 2015, there was approximately $7,401 and $8,986, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 18 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2016 and 2015:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Deferred tax benefits recognized	$434	$485	$1,185	$1,561
Tax benefits realized for restricted stock and paid dividends	$45	$28	$176	$527
Fair value of vested restricted stock	$75	$75	$1,993	$1,798

During the three and nine months ended September 30, 2016, no awards were issued with other than time-based vesting conditions.

Note 16 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of September 30, 2016, the Company has contractual obligations related to multi-year reinsurance contracts. These contracts were effective June 1, 2016 and may be cancelled only with the other party’s consent. The future minimum aggregate premiums payable to these reinsurers is $19,400 due in each of the twelve-month periods following September 30, 2016 and 2017.

Capital Commitment

As described in Note 3 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions under three limited partnership agreements. At September 30, 2016, there was an aggregate unfunded balance of $13,554.

Premium Tax

In September 2013, the Company received a notice of intent to make audit adjustments from the Florida Department of Revenue (“the Department”) in connection with the Department’s audit of the Company’s premium tax returns for the three-year period ended December 31, 2012. The auditor’s proposed adjustments primarily related to the Department’s proposed disallowance of the entire amount of $1,754 in Florida salary credits applicable to that period. The proposed adjustment, which included interest through September 10, 2013, approximated $1,913. To resolve the matter, the Company entered into negotiations with the Department and reached an agreement in principle whereby certain of the Company’s subsidiaries would individually file and pay state reemployment taxes plus interest covering the periods under audit through the second quarter of 2014. Such filings were expected to yield a refund of reemployment taxes paid by the Company. In December 2015, the Department issued its Notice of Decision indicating the Company owed approximately $38 in full settlement of the premium tax and related interest, which the Company paid in February 2016. The Company received refunds totaling $57 related to its reemployment tax filings specific to the period for which the Company was required to file and pay the subsidiary reemployment tax returns as part of the negotiated settlement. As a result, the Company realized a net benefit of $19. Management believes this matter is fully resolved.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 17 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd., the Company’s Bermuda domiciled reinsurance subsidiary has a reinsurance agreement with Oxbridge Reinsurance Limited whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2015 through May 31, 2016, Oxbridge assumed $11,600 of the total covered exposure for $3,340 in premiums. With respect to the period from June 1, 2016 through May 31, 2017, Oxbridge assumed $6,000 of the total covered exposure for approximately $3,400 in premiums. See Note 10 — Reinsurance – which includes the amounts due from and paid by Oxbridge during the nine months ended September 30, 2016 and 2015 with respect to benefits accrued in connection with the Oxbridge agreements. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into a trust account to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets may be withdrawn by Claddaugh, the trust beneficiary, in the event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

Note 18 — Subsequent Event

During October 2016, Hurricane Matthew caused significant property damage along an extensive area of Florida’s east coast. As of October 27, 2016, the Company had received approximately 2,000 claims and incurred initial losses totaling approximately $13,000, pre-tax, related to Hurricane Matthew. While it is too early to determine the ultimate net loss from this event, the Company expects gross losses to be between $20,000 and $25,000, which falls below the Company’s reinsurance retention level. As such, the Company does not anticipate reinsurance recoveries from its third-party reinsurers.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based company owning subsidiaries engaged in property and casualty insurance, information technology, real estate and reinsurance. Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage four operating segments under one reporting segment, which includes the following operations:

a)	Insurance Operations

• Property and casualty insurance

• Reinsurance

b)	Other Operations

• Real estate

• Information technology

For the three months ended September 30, 2016 and 2015, revenues from property and casualty insurance operations represented 88.0% and 90.0%, respectively, of total revenues of all operations. For the nine months ended September 30, 2016 and 2015, revenues from property and casualty insurance operations represented 89.2% and 94.4%, respectively, of total revenues of all operations. There was no other operating segment representing ten percent or more of total operating revenues. As a result, our four operating segments have been aggregated under one reporting segment for financial reporting purposes.

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

Homeowners Choice Assurance Company, Inc.

In June 2016, our Alabama subsidiary, Homeowners Choice Assurance voluntarily surrendered its certificate of authority to the Alabama Department of Insurance and, as a result, formally terminated its plan to conduct business in the state of Alabama. The withdrawal was effective on June 30, 2016.

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

Other Operations

Real Estate

Our real estate operations consist of multiple properties we own and operate. One of these properties was acquired by us during the third quarter of 2016. In addition, we own and manage two commercial development projects through joint ventures.

Investment Projects

We had one real estate development and construction project in which our involvement was through an acquisition, development and construction loan arrangement (“ADC Arrangement”). Under the ADC Arrangement, Greenleaf Capital, one of our wholly owned subsidiaries, had an option to purchase the property when the construction project was completed contingent upon tenant rental commitments for at least 90% of rentable space being secured by the developer. On August 16, 2016, we exercised the purchase option and acquired the property for a purchase price of $12,250,000, which resulted in a bargain purchase gain as of the acquisition date of approximately $2,071,000. See Note 5 — “Business Acquisition” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Noida, India and in Tampa, Florida, are focused on developing cloud-based, innovative products or services that can be marketed to the public in addition to providing affiliates with back-office technology support services designed to facilitate and improve our ongoing operations. Some of the technologies originally developed in-house for our own insurance operations have been launched for use by third parties. These products include the following:

•	ExzeoTM - a cloud application that provides automation and intelligence across multiple business processes.

•	PropletTM - an insurance agency online platform for quoting homeowners policies for our subsidiary, HCPCI.

•	Atlas ViewerTM - an interactive cloud-based data mapping and visualization application.

•	TypTapTM - an online platform for quoting and binding flood policies for our subsidiary, TypTap Insurance Company.

Recent Events

On August 31, 2016, the Company’s subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc, was approved by the Florida Office of Insurance Regulation to assume approximately 27,000 policies from Citizens Property Insurance Corporation, Florida’s state-operated insurance company. The Company expects to send out approximately 17,000 assumption letters on selected policies.

During October 2016, Hurricane Matthew caused significant property damage along an extensive area of Florida’s east coast. As of October 27, 2016, we had received approximately 2,000 claims and incurred initial losses totaling approximately $13,000,000, pre-tax, related to Hurricane Matthew. While it is too early to determine the ultimate net loss from this event, we expect gross losses to be between $20,000,000 and $25,000,000, which falls below our reinsurance retention level. As such, we do not anticipate reinsurance recoveries from our third-party reinsurers.

On October 13, 2016, our Board of Directors declared a quarterly dividend of $0.30 per common share. The dividends are payable on December 16, 2016 to stockholders of record on November 18, 2016.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Gross premiums earned	$92,542	$103,842	$286,273	$321,174
Premiums ceded	(29,242)	(41,077)	(105,998)	(100,294)

Net premiums earned	63,300	62,765	180,275	220,880
Net investment income (loss)	2,785	(519)	6,000	2,685
Net realized investment gains (losses)	583	(296)	899	(563)
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(575)	(2,482)	(1,211)	(4,465)
Portion of loss recognized in other comprehensive income, before taxes	351	596	(230)	596

Net other-than-temporary impairment losses	(224)	(1,886)	(1,441)	(3,869)
Policy fee income	972	994	2,967	2,477
Gain on repurchases of convertible senior notes	—	—	153	—
Gain on bargain purchase	2,071	—	2,071
Other income	321	204	1,151	930

Total revenue	69,808	61,262	192,075	222,540

Expenses
Losses and loss adjustment expenses	25,909	26,200	79,261	65,804
Policy acquisition and other underwriting expenses	10,536	10,675	32,525	30,917
Salaries and wages	5,945	5,040	17,009	15,174
Interest expense	2,672	2,698	8,112	8,038
Other operating expenses	4,717	4,711	14,213	14,040

Total operating expenses	49,779	49,324	151,120	133,973

Income before income taxes	20,029	11,938	40,955	88,567
Income tax expense	8,696	4,567	16,542	33,796

Net income	$11,333	$7,371	$24,413	$54,771

Ratios to Net Premiums Earned:
Loss Ratio	40.93%	41.74%	43.97%	29.79%
Expense Ratio	37.71%	36.85%	39.86%	30.86%

Combined Ratio	78.64%	78.59%	83.83%	60.65%

Ratios to Gross Premiums Earned:
Loss Ratio	28.00%	25.23%	27.69%	20.49%
Expense Ratio	25.79%	22.27%	25.10%	21.22%

Combined Ratio	53.79%	47.50%	52.79%	41.71%

Earnings Per Share Data:
Basic	$1.17	$0.72	$2.48	$5.38

Diluted	$1.10	$0.71	$2.41	$4.84

Comparison of the Three Months ended September 30, 2016 with the Three Months ended September 30, 2015

Our results of operations for the three months ended September 30, 2016 reflect income available to common stockholders of approximately $11,333,000, or $1.10 earnings per diluted share, compared with approximately $7,371,000, or $0.71 earnings per diluted share, for the three months ended September 30, 2015. The quarter-over-quarter increase was primarily due to a reduction of $11,835,000 in premiums ceded, which offset an $11,300,000 decline in gross premiums earned. We also realized a $3,304,000 increase in net investment income and recognized a $2,071,000 gain on bargain purchase related to our August 2016 business acquisition. In addition, due primarily to the $8,091,000 increase in pre-tax income, our income tax expense increased $4,129,000 quarter over quarter.

Revenue

Gross Premiums Earned for the three months ended September 30, 2016 and 2015 were approximately $92,542,000 and $103,842,000, respectively. The decrease in 2016 was attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the three months ended September 30, 2016 and 2015 were approximately $29,242,000 and $41,077,000, respectively, representing 31.6% and 39.6%, respectively, of gross premiums earned. The $11,835,000 decrease was primarily attributable to the lower costs of our 2016/17 reinsurance program as compared with the costs of the 2015/16 program. In addition, the reduction to our ceded premiums attributable to retrospective provisions under certain reinsurance contracts was lower as compared with the corresponding period in 2015.

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

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties and to assume a proportional share of losses defined in quota share arrangements, one of which was cancelled effective May 31, 2016. For the three months ended September 30, 2016 and 2015, premiums ceded reflect net reductions of approximately $3,428,000 and $2,901,000, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written during the three months ended September 30, 2016 and 2015 totaled approximately $64,022,000 and $64,294,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. We had approximately 145,000 policies in force at September 30, 2016 as compared with approximately 165,000 policies in force at September 30, 2015.

Net Premiums Earned for the three months ended September 30, 2016 and 2015 were approximately $63,300,000 and $62,765,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended
	September 30,
	2016	2015
Net Premiums Written	$64,022	$64,294
Increase in Unearned Premiums	(722)	(1,529)

Net Premiums Earned	$63,300	$62,765

Net Investment Income for the three months ended September 30, 2016 was approximately $2,785,000. This compared with a net investment loss of $519,000 for the three months ended September 30, 2015. The increase in 2016 was primarily due to $1,119,000 of income from limited partnership investments as compared with the $2,400,000 losses incurred during the corresponding period in 2015. See Note 3 — “Investments” under Net Investment Income to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Other-Than-Temporary Impairment Losses for the three months ended September 30, 2016 and 2015 were approximately $224,000 and $1,886,000, respectively. During the third quarter of 2016, we recognized impairment losses specific to one fixed-maturity security and four equity securities. One fixed-maturity security was subject to credit related loss impairment resulting from our analysis of the issuer’s expected cash flows. Four equity securities were deemed impaired due to the length of time each security had been in an unrealized loss position and giving consideration to the near term prospect of recovery. During the quarter ended September 30, 2015, we recognized impairment losses specific to two fixed-maturity securities and five equity securities.

Policy Fee Income for the three months ended September 30, 2016 and 2015 was approximately $972,000 and $994,000, respectively. The slight decrease from the corresponding period in 2015 was primarily attributable to fewer policies in force.

Gain on bargain purchase for the three months ended September 30, 2016 was approximately $2,071,000, resulting from the August 2016 acquisition of one real estate business. See Note 5 — “Business Acquisition” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $25,909,000 and $26,200,000 for the three months ended September 30, 2016 and 2015, respectively. Losses and loss adjustment expenses for the three months ended September 30, 2016 included claims from Hurricane Hermine with incurred initial losses of approximately $2.5 million during the quarter ended September 30, 2016. Our 2015 losses and loss adjustment expenses reflected a large volume of reported claims and losses from significant weather events that occurred during the three months ended September 30, 2015.

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2016 and 2015 of approximately $10,536,000 and $10,675,000, respectively, primarily reflect commissions and premium taxes related to the policies that have renewed.

Salaries and Wages for the three months ended September 30, 2016 and 2015 were approximately $5,945,000 and $5,040,000, respectively. The $905,000 increase from the corresponding period in 2015 was primarily attributable to an increase in employee headcount as well as merit increases during 2016 and 2015. As of September 30, 2016, we had 243 employees located at our offices in Florida compared with 220 employees as of September 30, 2015. We also had 80 employees located in Noida, India at September 30, 2016 versus 85 at September 30, 2015.

Income Tax Expense for the three months ended September 30, 2016 and 2015 was approximately $8,696,000 and $4,567,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 43.4% for 2016 and 38.3% for 2015. The increase in the 2016 effective tax rate was primarily attributable to permanent differences between financial and tax income.

Ratios:

The loss ratio applicable to the three months ended September 30, 2016 (losses and loss adjustment expenses incurred related to net premiums earned) was 40.9% compared with 41.7% for the three months ended September 30, 2015. The decrease was primarily due to a decrease in losses and loss adjustment expenses combined with a slight increase in net premiums earned.

The expense ratio applicable to the three months ended September 30, 2016 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 37.7% compared with 36.9% for the three months ended September 30, 2015. The increase in our expense ratio was primarily attributable to the increase in personnel costs.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for each of the three months ended September 30, 2016 and 2015 was 78.6%.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended September 30, 2016 was 53.8% compared with 47.5% for the three months ended September 30, 2015. The increase in 2016 is primarily due to the decrease in gross premiums earned.

Comparison of the Nine Months ended September 30, 2016 with the Nine Months ended September 30, 2015

Our results of operations for the nine months ended September 30, 2016 reflect income available to common stockholders of approximately $24,413,000, or $2.41 earnings per diluted share, compared with approximately $54,771,000, or $4.84 earnings per diluted share, for the nine months ended September 30, 2015. The period-over-period decline was primarily due to a $34,901,000 decrease in gross premiums earned as well as a $5,704,000 increase in premiums ceded, resulting in a decrease in net premiums earned of $40,605,000. In addition, our 2016 results were affected by a $13,457,000 increase in losses and loss adjustment expenses. These factors contributed to a $47,612,000 decrease in pre-tax income and, as a result, our income tax expense decreased $17,254,000 period over period.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2016 and 2015 were approximately $286,273,000 and $321,174,000, respectively. The decrease in 2016 was attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the nine months ended September 30, 2016 and 2015 were approximately $105,998,000 and $100,294,000, respectively, representing 37.0% and 31.2%, respectively, of gross premiums earned. We did not purchase reinsurance coverage for policies assumed in December 2014 until June 1, 2015 as these policies were assumed outside of hurricane season. As a result, our reinsurance costs were lower in the nine months ended September 30, 2015 as compared with the same period in 2016. In addition, the reduction to our ceded premiums attributable to retrospective provisions under certain reinsurance contracts was lower in 2016 as compared with the corresponding period in 2015.

For the nine months ended September 30, 2016 and 2015, premiums ceded reflected net reductions of approximately $9,250,000 and $15,515,000, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written for the nine months ended September 30, 2016 and 2015 totaled approximately $202,307,000 and $241,841,000, respectively. The decrease in 2016 resulted from a decrease of approximately $33,830,000 in gross premiums written combined with an increase of approximately $5,704,000 in premiums ceded during the year.

Net Premiums Earned for the nine months ended September 30, 2016 and 2015 were approximately $180,275,000 and $220,880,000, respectively, and reflected the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net Premiums Written	$202,307	$241,841
Increase in Unearned Premiums	(22,032)	(20,961)

Net Premiums Earned	$180,275	$220,880

Net Investment Income for the nine months ended September 30, 2016 and 2015 was approximately $6,000,000 and $2,685,000. The increase in 2016 was primarily due to $54,000 of income from limited partnership investments as compared with the $2,862,000 losses incurred during the corresponding period in 2015.

Net Other-Than-Temporary Impairment Losses for the nine months ended September 30, 2016 and 2015 were approximately $1,441,000 and $3,869,000, respectively. During the nine months ended September 30, 2016, we recognized impairment losses specific to two fixed-maturity securities and 16 equity securities. The fixed-maturity securities were subject to credit related loss impairment resulting from our analysis of their expected cash flows. Sixteen equity securities were impaired due to the length of time each security had been in an unrealized loss position and giving consideration to the near term prospect of recovery. During the nine months ended September 30, 2015, we recognized impairment losses specific to two fixed-maturity securities and eight equity securities, one of which accounted for $1,598,000 of the total impairment losses.

Policy Fee Income for the nine months ended September 30, 2016 and 2015 was approximately $2,967,000 and $2,477,000, respectively. Beginning in March 2015, we have used actual policy cancellations in our calculation of policy fee income whereas estimated attrition rates were used in this calculation prior to March 2015. In addition, the unearned portion of nonrefundable policy fee income was fully recognized for policies that were cancelled during the 2016 period. As a result, our 2016 policy fee income was higher than in 2015 despite the decline in gross premiums earned.

Gain on Repurchases of Convertible Senior Notes for the nine months ended September 30, 2016 was approximately $153,000. The gain was attributable to the repurchase of $13,010,000 in principal of our 3.875% Convertible Senior Notes during the first quarter of 2016. We did not repurchase any of our 3.875% Convertible Senior Notes during 2015. See Note 9 — “Long-term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Gain on bargain purchase for the nine months ended September 30, 2016 was approximately $2,071,000, resulting from the August 2016 acquisition of one real estate business. See Note 5 — “Business Acquisition” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $79,261,000 and $65,804,000, respectively, for the nine months ended September 30, 2016 and 2015. Our 2016 losses and loss adjustment expenses were impacted by weather-related events in both years and Hurricane Hermine in 2016 as well as continued reserve strengthening due to trends involving assignment of benefits and related litigation. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2016 and 2015 were approximately $32,525,000 and $30,917,000, respectively. The $1,608,000 increase from the corresponding period in 2015 was primarily attributable to commissions and premium taxes related to the policies assumed from Citizens that have renewed and are included in 2016 premiums.

Salaries and Wages for the nine months ended September 30, 2016 and 2015 were approximately $17,009,000 and $15,174,000, respectively. The $1,835,000 increase from the corresponding period in 2015 was primarily attributable to an increase in employee headcount as well as merit increases during the 2016 and 2015.

Other Operating Expenses for the nine months ended September 30, 2016 and 2015 were approximately $14,213,000 and $14,040,000, respectively. The $173,000 increase was primarily attributable to a $1,148,000 increase in general administrative expenses reduced by a $975,000 decrease in stock-based compensation.

Income Tax Expense for the nine months ended September 30, 2016 and 2015 were $16,542,000 and $33,796,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 40.4% for 2016 and 38.2% for 2015.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2016 was 44.0% compared with 29.8% for the nine months ended September 30, 2015. The increase was primarily due to a reduction in net premiums earned and increased losses as described previously.

The expense ratio applicable to the nine months ended September 30, 2016 was 39.8% compared with 30.9% for the nine months ended September 30, 2015. The increase in our expense ratio is primarily attributable to the decrease in 2016 net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2016 was 83.8% compared with 60.7% for the nine months ended September 30, 2015.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the nine months ended September 30, 2016 was 52.8% compared with 41.7% for the nine months ended September 30, 2015.

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

Senior Notes and Promissory Note

The following table summarizes our long-term debt’s principal and interest payment obligations at September 30, 2016:

	Maturity Date	Interest Payment Due Date
8% Senior Notes	January 2020	January 30, April 30, July 30, and October 30
3.875% Convertible Senior Notes	March 2019	March 15 and September 15
4% Promissory Note	Through February 2031	1st day of each month
3.75% Callable Promissory Note	Through September 2036	1st day of each month

See Note 9 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information including information on repurchases of our convertible senior notes.

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At September 30, 2016, there was an aggregate unfunded capital balance of $13,554,000. See Limited Partnership Investments under Note 3 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

On December 15, 2015, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At September 30, 2016, there was approximately $2,000,000 available under the plan which was completed November 1, 2016. See Note 14 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Development in Progress

We currently have development projects through our joint ventures. Although we have no outstanding commitment to fund any of the existing projects and we expect to finance existing and future development projects with cash from real estate operations and through property financings, we may be required to make additional capital contributions when warranted.

Impact from Hurricane Matthew

Based on our preliminary estimate of the losses caused by Hurricane Matthew as described in Note 18 — “Subsequent Event” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q, we do not believe there will be a significant impact on our future liquidity and financial position.

Sources and Uses of Cash

Cash Flows for the Nine months ended September 30, 2016

Net cash provided by operating activities for the nine months ended September 30, 2016 was approximately $91,465,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $46,447,000 was primarily due to the purchases of available-for-sale securities of $92,491,000, and the limited partnership investments of $4,670,000, offset by the proceeds from sales of available-for-sale securities of $51,570,000. Net cash used in financing activities totaled $20,868,000, which was primarily due to $11,347,000 used in the repurchases of our convertible senior notes, $18,023,000 used in our share repurchase plan and $8,807,000 of net cash dividend payments, offset by $18,200,000 in aggregate proceeds from the issuance of two promissory notes.

Cash Flows for the Nine months ended September 30, 2015

Net cash provided by operating activities for the nine months ended September 30, 2015 was approximately $106,330,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $79,773,000 was primarily due to the purchases of available-for-sale securities of $121,176,000, the funding of the ADC Arrangement of $6,276,000 and $22,486,000 used to fund the limited partnership investments, decreased by redemptions and repayments of fixed-maturity securities of $5,655,000, and the proceeds from sales of available-for-sale securities of $65,621,000. Net cash used in financing activities totaled $9,380,000, which was primarily due to $1,610,000 used in our share repurchase plan and $9,077,000 of net cash dividend payments, offset by $1,836,000 of tax benefits on stock-based compensation.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At September 30, 2016, we had $221,476,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we had unexpired capital commitments for three of the four limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 16 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of September 30, 2016 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease (1)	$796	192	279	288	37
Service agreement (1)	128	22	47	52	7
Reinsurance contracts (2)	38,800	19,400	19,400	—	—
Unfunded capital commitments (3)	13,554	13,554	—	—	—
Long-term debt obligations (4)	176,067	6,672	107,326	44,774	17,295

Total	$229,345	39,840	127,052	45,114	17,339

(1)	Represents the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the September 30, 2016 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to certain limited partnerships in which we hold an interest.
(4)	Amounts represent principal and interest payments over the life of the senior notes due January 30, 2020, the convertible notes due March 15, 2019, and two promissory notes due through September 1, 2036.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2016, $37,609,000 of the total $57,195,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $19,586,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At September 30, 2016, $12,249,000 of the $19,586,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $51,690,000 at December 31, 2015 to $57,195,000 at September 30, 2016. The $5,505,000 increase in our Reserves is comprised of $30,029,000 in reserves related to claims occurring in the 2016 loss year offset by reductions in our Reserves of $13,319,000 for 2015 and $11,205,000 for 2014 and prior loss years. The $30,029,000 in Reserves established for 2016 claims is primarily driven by an allowance for subsequent development of claims reported for the accident year and an allowance for those claims that have been incurred but not reported to the company as of September 30, 2016. The decrease of $24,524,000 specific to our 2015 and prior loss-year reserves is primarily due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at September 30, 2016 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended September 30, 2016 and 2015, we accrued benefits of $2,490,000 and $4,709,000, respectively. For the three months ended September 30, 2016, we deferred recognition of $937,000 in ceded premiums. For the three months ended September 30, 2015, we recognized ceded premiums of $1,808,000, representing amortization of previously deferred reinsurance costs for increased coverage. For the three months ended September 30, 2016 and 2015, net reductions in ceded premiums totaled $3,428,000 and $2,901,000, respectively.

For the nine months ended September 30, 2016 and 2015, we accrued benefits of $11,120,000 and $17,077,000, respectively. For the nine months ended September 30, 2016, we recognized net ceded premiums of $1,871,000, representing amortization of $3,085,000 of previously deferred reinsurance costs for increased coverage offset by $1,214,000 of ceded premiums deferred for the period. For the nine months ended September 30, 2015, we recognized net ceded premiums of $1,562,000, representing amortization of $1,825,000 of previously deferred reinsurance costs for increased coverage decreased by a net increase of $263,000 of ceded premiums deferred for the period. For the nine months ended September 30, 2016 and 2015, net reductions in ceded premiums totaled $9,250,000 and $15,515,000, respectively.

In June 2016, we received cash totaling $37,800,000 in connection with the benefits accrued for two retrospective reinsurance contracts that were terminated effective May 31, 2016. In September 2016, we received the final cash payment of $5,716,000 under the terms of the remaining retrospective reinsurance contract which terminated May 31, 2016. As of September 30, 2016, we had $3,320,000 of accrued benefits and $1,214,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable. At December 31, 2015, we had $35,716,000 of accrued benefits and $3,085,000 of ceded premiums deferred related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 4, 2016. For the nine months ended September 30, 2016, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Consolidated Financial Statements (unaudited).

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at September 30, 2016 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2016 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$148,755	$(21,261)	(12.51)%
200 basis point increase	155,836	(14,180)	(8.34)%
100 basis point increase	162,923	(7,093)	(4.17)%
100 basis point decrease	177,112	7,096	4.17%
200 basis point decrease	183,511	13,495	7.94%
300 basis point decrease	186,627	16,611	9.77%

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

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2016 (amounts in thousands):

		% of		% of
		Total		Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$1,516	1	$1,537	1
AA+, AA, AA-	26,767	16	27,836	16
A+, A, A-	60,393	36	61,509	36
BBB+, BBB, BBB-	53,465	32	55,170	32
BB+, BB, BB-	9,570	6	9,313	6
B+, B, B-	9,192	5	8,350	5
CCC+, CC and Not rated	6,320	4	6,301	4

Total	$167,223	100	$170,016	100

Equity Price Risk

Our equity investment portfolio at September 30, 2016 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to declines in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at September 30, 2016 (amounts in thousands):

		% of
		Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$24,202	47
Consumer	6,028	12
Energy	3,091	6
Industrial	2,844	6
Other (1)	4,992	9

	41,157	80

Mutual funds and Exchange traded funds by type:
Debt	9,197	18
Equity	1,106	2

	10,303	20

Total	$51,460	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2016, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

With the exception of the items described below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 4, 2016.

Our revenue from real estate investments may be affected by the success and economic viability of our anchor retail tenants. Our reliance on a single or significant tenant at certain properties may impact our ability to lease vacated space and adversely affect returns on the specific property.

At certain retail centers, we may have tenants, commonly referred to as anchor tenants, occupying all or a large portion of the gross leasable space. In the event an anchor tenant becomes insolvent, suffers a downturn in business, ceases its operations at the retail center, or otherwise determines not to renew its lease, any reduction or cessation of rental payments to us could adversely affect the returns on our real estate investments. A lease termination or cessation of operations by an anchor tenant could also lead to the loss of other tenants at the specific retail location. We may then incur additional expenses to make improvements and prepare the vacated space to be leased to one or more new tenants.

Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Repurchases of Securities

The table below summarizes the number of common shares repurchased during the three months ended September 30, 2016 under a share repurchase plan and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares in September 2016 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (b)
July 31, 2016	70,899	$28.21	70,899	$6,000
August 31, 2016	64,092	$31.20	64,092	$4,000
September 30, 2016	63,598	$31.71	63,064	$2,000

	198,589	$30.30	198,055

(a)	The share repurchase plan approved by our Board of Directors on December 15, 2015 commenced in January 2016.
(b)	Represents the balances before commissions and fees at the end of each month.

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

During the nine months ended September 30, 2016, HCPCI paid a $19,000,000 dividend to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2016 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011. See Exhibit 10.89

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 4, 2016.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.9	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Claddaugh). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.10	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2016, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.12	Property Catastrophe First Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.13	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2016 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.14	Property Catastrophe Third Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.15	Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013. See Exhibit 10.96

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.89**	Amendment dated January 29, 2016 to Employment Agreement between Paresh Patel and HCI Group, Inc. dated July 1, 2011. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.96**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Martin Traber and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

November 4, 2016	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 4, 2016	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.