Form 10-K
period 2016-12-31
HCI Group, Inc.
filed 2017-02-22
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016, computed by reference to the price at which the common stock was last sold on June 30, 2016, was $234,690,386.

The number of shares outstanding of the registrant’s common stock, no par value, on February 14, 2017 was 10,282,438.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

HCI GROUP, INC. AND SUBSIDIARIES

PART I

ITEM 1 – Business

General

HCI Group, Inc. is a Florida-based company that, through its subsidiaries is engaged in a variety of business activities, including property and casualty insurance, reinsurance, real estate and information technology. Its principal business is property and casualty insurance. HCI was incorporated in 2006. References to “we,” “our,” “us,” “the Company,” or “HCI” in this Form 10-K generally refer to HCI Group, Inc. and its subsidiaries. Our principal executive offices are located at 5300 West Cypress Street, Suite 100, Tampa, Florida 33607, and our telephone number is (813) 849-9500.

Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage four operating divisions under one reporting segment, which includes the following operations:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Real estate

•	Information technology

Insurance Operations

Property and Casualty Insurance

Our principal operating subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), was incorporated and began operations in 2007. Through HCPCI, we currently provide property and casualty insurance to homeowners, condominium owners and tenants on properties located in Florida. HCPCI’s operations are supported by HCI and the following wholly owned subsidiaries of HCI:

•	Homeowners Choice Managers, Inc. – acts as managing general agent and provides marketing, underwriting, claims settlement, accounting and financial services to HCPCI;

•	Southern Administration, Inc. – provides policy administration services to HCPCI; and

•	Claddaugh Casualty Insurance Company Ltd. – provides reinsurance to HCPCI. (See Reinsurance below)

HCPCI began operations by participating in a “take-out program” through which we assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. We have assumed policies in a series of separate transactions, which took place from July 2007 through November 2016. In addition, we acquired policies from one Florida carrier in November 2011. Substantially all of our premium revenue since inception has come from the policies acquired in these transactions and subsequent renewals. As of December 31, 2016, our premiums in force and policy count were approximately $375 million and 150,000, respectively.

Policyholders whose policies have been assumed by us or another insurance company have the option to opt out of the assumption and return to Citizens. With respect to our November 2013 through November 2016 assumptions, the opt-out provision was limited to the thirty-day period preceding and following the assumption date. Policyholders who stay with us may cancel their policies any time. Citizens has historically required us to offer renewals on the policies we acquire in the take-out program for a period of three years subsequent to their initial expiration. The policyholders have the option to renew with us or they may place their coverage with another insurance company. We strive to retain these policies by offering competitive rates and exceptional service to our policyholders. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We may, however, selectively pursue additional assumption transactions with Citizens as opportunities arise, provided the assumed policies meet our underwriting criteria. We also continually explore accretive opportunities to acquire business from other insurance companies.

HCPCI began writing flood coverage for Florida homeowners in January 2014 in response to the demand for an alternative to the Federal National Flood Insurance Program for Florida homeowners. The flood coverage is offered on a limited basis as a policy endorsement to eligible Florida customers who are most likely to be impacted by the significant rate increases that may result from the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012. In October 2015, HCPCI was approved by the Florida Office of Insurance Regulation (“FLOIR”) to write standalone flood insurance policies for Florida homeowners. In addition, in 2016, we launched TypTap Insurance Company (“TypTap”), a Florida insurance subsidiary also approved by the FLOIR to write various insurance products for Florida homeowners. TypTap features an online platform for quoting and binding policies that is designed to be accessible by any Internet capable devices.

We plan to seek opportunities to enter the property and casualty insurance market and establish our presence in other states, especially with residential flood insurance. We previously had one Alabama domiciled insurance subsidiary, Homeowners Choice Assurance Company, Inc., which had not written any insurance policies and has been dissolved and its license surrendered as of December 31, 2016.

Our operating and growth strategies for our property and casualty insurance business are to continually optimize the existing book of business, manage our costs and expenses, diversify both geographically and with new product offerings, develop and deploy new technologies to streamline operations, including policy underwriting and production, and pursue accretive opportunities to acquire polices when they arise, whether from Citizens or other insurance companies.

We face various challenges to implementing our operating and growth strategies. Since we currently write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, catastrophes, which could have a significant adverse effect on our business, results of operations, and financial condition. To mitigate our risk of such catastrophic losses, we cede a portion of our exposure to reinsurers under contracts called catastrophe excess of loss reinsurance treaties. Reinsurance is by far the largest cost to our property and casualty insurance business. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida and other states in which we may operate. Currently we are licensed to operate in only Florida. To operate in any other state we must first obtain a license from the insurance regulatory authorities in that state. Insurance regulators also must approve our policy forms and premium rates as well as monitor our compliance with financial and regulatory requirements. Additionally, we may compete with large, well-established insurance companies, possessing greater financial resources, larger agency networks, and greater name recognition. See Item 1A, “Risk Factors,” below.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies and, in the case of flood insurance, the U.S. government. We believe that we have approximately 10 significant competitors writing homeowners’ property and casualty insurance in the state of Florida. Based on September 30, 2016 annualized premiums written data, from the FLOIR, excluding State Farm Florida Insurance Company, we are the fifth largest provider of homeowners’ property and casualty insurance in the state.

Our competitors may have larger financial capacities, greater resource availability, and more diversification in terms of insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. In addition, large national insurers that left the Florida market more than a decade ago after numerous hurricanes impacted the state, may reenter the Florida homeowners’ property and casualty insurance market and they may have certain competitive advantages such as increased name recognition, increased loyalty of their customer base, and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business, or other reasons, price their insurance products below ours. This pricing pressure may lead to overall premium reductions across the Florida market. We did in fact implement a rate decrease in January 2016 for our new and renewal homeowners multi-peril business.

Our competitive strategies focus on the following key areas:

•	Exceptional service – We are committed to maintaining superior service to our policyholders and agents.

•	Claims settlement practices – We focus on fair and timely settlement of policyholder claims.

•	Disciplined underwriting – We analyze exposures and utilize available underwriting data to ensure policies meet our selective criteria.

•	New product offerings – In addition to our flood-endorsed policies and wind-only program, we may cross-sell additional insurance products to our existing policyholders in order to broaden our lines of business and product mix or identify other lines of insurance to offer. Since the beginning of 2016, we have been offering flood-only policies to Florida customers.

•	Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents. For instance, we currently use our internally developed application, Exzeo®, to increase the efficiency of our claims processing and settlement. In addition, our on-line platform for quoting and binding residential flood policies streamlines the underwriting and policy production processes.

•	Geographical expansion – We continue to seek opportunities to expand our business within the state of Florida and perhaps into other states to increase overall geographic diversification.

•	Price – In the case of flood insurance, our rates are typically below the rates of the National Flood Insurance Program administered by the Federal Emergency Management Agency, which is the dominant provider of flood insurance in the United States.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms affecting Florida typically occur during the period from June 1 through November 30 each year. Moreover, with our reinsurance treaty years typically effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

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

State Licensure and Approval

Most states, including Florida, require licensure and regulatory approval prior to the marketing of insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, rates, and forms, the character of its officers and directors and other of its financial and non-financial aspects. The regulatory authorities may prevent entry into a new market by not granting a license. In addition, regulatory authorities may preclude or delay our entry into markets by disapproving or withholding approval of our product filings.

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined once every five years. However, the FLOIR has the authority to conduct an examination whenever it is deemed appropriate. HCPCI’s latest financial examination completed by the FLOIR related to the year ended December 31, 2010. The FLOIR is currently conducting its financial examination related to the five years ended December 31, 2015.

Liability for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses represents our estimate of the total cost of (i) claims that have been incurred, but not yet paid (case reserves), (ii) claims that have been incurred but not yet reported to us (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. We base our estimates on various assumptions and actuarial data we believe to be reasonable under the circumstances. The process of estimating the liability is inherently subjective and is influenced by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2016, 2015 and 2014, see Note 15 — “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represents estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE as of December 31 for the years 2007 (inception) through 2016 (amounts in thousands):

Schedule of Loss Development

	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Original liability for losses and LAE[1]	$1,688	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492
Re-estimated losses and LAE[2] as of:
1 year later	1,412	10,879	18,399	26,776	27,309	38,712	47,344	57,807	72,229
2 years later	1,236	10,991	19,866	26,003	28,536	40,015	50,280	65,367
3 years later	1,268	11,661	19,361	27,226	28,499	42,976	54,696
4 years later	1,327	11,528	19,617	26,544	29,038	45,279
5 years later	1,330	11,424	18,969	26,871	30,788
6 years later	1,330	11,361	19,020	27,732
7 years later	1,330	11,302	19,426
8 years later	1,331	11,459
9 years later	1,331
Cumulative redundancy (deficiency)[3]	357	3,304	(248)	(5,586)	(3,364)	(4,111)	(11,010)	(16,459)	(20,539)

Cumulative amount of liability paid as of:
1 year later	760	7,725	10,481	16,833	15,652	22,365	26,595	33,347	41,053
2 years later	1,108	9,229	15,336	20,708	21,707	31,824	38,695	49,122
3 years later	1,108	10,339	17,065	23,732	25,350	37,041	45,655
4 years later	1,327	10,947	17,992	25,063	26,772	40,152
5 years later	1,330	11,121	18,375	25,681	28,052
6 years later	1,330	11,167	18,465	26,238
7 years later	1,330	11,302	18,506
8 years later	1,331	11,305
9 years later	1,331

Gross premiums earned	$9,546	$61,925	$110,011	$119,757	$143,606	$233,607	$337,113	$365,488	$423,120	$378,678

1	Represents management’s original estimated liability for (i) unpaid claims, (ii) IBNR, and (iii) loss adjustment expenses.
2	Represents the re-estimated liabilities in later years for unpaid claims, IBNR and loss adjustment expenses for each of the respective years.
3	Represents the difference between the latest re-estimate and the original estimate. A redundancy indicates the original estimate is higher than the current estimate whereas a deficiency indicates the original estimate is lower than the current estimate.

For the years ended December 31, 2016, 2015 and 2014, revenues from insurance operations before intracompany elimination represented 95.5%, 97.5% and 97.2%, respectively, of total revenues of all operating segments. At December 31, 2016, 2015 and 2014, insurance operations’ total assets represented 87.9%, 91.8% and 94.1%, respectively, of the combined assets of all operating segments. There was no other operating division representing ten percent or more of our total revenues or combined assets. See Note 16 — “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Reinsurance

We have a Bermuda domiciled wholly owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, displacing the need for HCPCI to pay premiums to third party reinsurers. Claddaugh fully collateralizes its exposure to HCPCI by depositing funds into a trust account. Claddaugh also from time to time mitigates a portion of its risk through retrocession contracts.

Other Operations

Real Estate

Our real estate operations consist of multiple properties we own and operate.

Properties Used in Operations

Our real estate used in operations consists of our headquarters building in Tampa, Florida, and our secondary insurance operations site in Ocala, Florida. At our headquarters, we lease available space to non-affiliates at various terms. The Ocala location, in addition to day-to-day operational use, serves as our alternative site in the event we experience any significant disruption at our headquarters building.

Operations at Investment Properties

Our investment properties consist of a combined 24 acres of waterfront property, land and land improvements that include one full-service restaurant and two marinas as well as two recently acquired retail shopping centers. The combined marina facilities offer to the general public: a) one dry-stack boat storage facility with capacity for approximately 314 boats; b) approximately 74 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry-stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis. We acquired the restaurant and marina operations in connection with our purchase of those properties and we continue to operate them to enhance the property values. We also lease available space to non-affiliates at one of these locations.

One retail shopping center with 61,400 square feet of net rentable space is located in Sorrento, Florida and is anchored by a large, well-known grocery retailer. It was formerly the subject of a real estate development and construction project in which we were involved through an acquisition, development and construction loan arrangement (“ADC Arrangement”).

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

Another retail shopping center with 49,995 square feet of net rentable space is located in Melbourne, Florida and also anchored by a large, well-known grocery retailer. In December 2016, we acquired full ownership of the property in which we had a 90% non-controlling interest, resulting in a gain on remeasurement of approximately $4,005,000. Subsequent to the acquisition, we incurred an impairment loss of $388,000 due to the unexpected closure of one tenant’s business. This property had been developed through a limited liability company described elsewhere in this report for U.S. GAAP purposes as a joint venture. See Investment in Unconsolidated Joint Venture in Note 4 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Ongoing Investment Project

We have one real estate development project described as a joint venture arrangement under U.S. GAAP, which we consolidate with our operations. We believe this type of cooperation with experienced real estate developers will enable us to grow our real estate portfolio and diversify our future sources of income. See Note 4 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in designing and creating web-based applications and products for mobile devices. The operations, which are located in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products and services that support in-house operations as well as our third party relationships with our agency partners and claim vendors.

PropletTM

Proplet is an online platform for quoting homeowners policies for our subsidiary, HCPCI. This platform offers a map based solution for quoting.

TypTapTM

TypTap is an online platform for quoting and binding residential flood policies for our subsidiary, TypTap Insurance Company. This platform focuses on simplifying the user experience, which is entirely online. It is designed to be accessible from a mobile phone or any other internet capable device.

SAMSTM

SAMS is an online platform for supporting back-office policy and claims management for both of our insurance subsidiaries, HCPCI and TypTap Insurance Company. SAMS processes the full life cycle of a policy from policy quoting and issuance to agency management, cash receipts/disbursements, claims reserving and claim payments.

Some of the technologies originally developed in-house for our own insurance operations have been launched for use by third parties. These technologies include the following:

Exzeo®

Exzeo is a cloud-based application available at Exzeo.com which provides a highly customizable environment to support automation and process management to high volume environments. Exzeo.com specifically supports property claim assignments, logistics, and accountability reporting with our third party partners. Exzeo.com has rich system integration through an application program interface (API), which allows hands-free data transfer from any API-capable applications such as SAMS.

Atlas ViewerTM

Atlas Viewer is our interactive cloud-based data mapping and visualization application. An industry agnostic product, Atlas Viewer allows users to combine data from multiple sources and leverage location coordinates to make more informed business decisions. Atlas Viewer allows system to system integration through an API or allows users to upload documents to view and securely share data on a customized map. Atlas Viewer is offered as a subscription-based service.

CasaClueTM

CasaClue is a large database containing residential property data points important to underwriting residential flood insurance. TypTap, described above, utilizes CasaClue.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2016, 2015 and 2014:

(Amounts in millions except per share amounts)	2016	2015	2014
For the year ended December 31:
Net premium earned	$243.6	$282.5	$252.1
Total revenue	$264.4	$286.0	$266.1
Losses and loss adjustment expenses	$124.7	$87.2	$79.5
Income before income taxes	$46.9	$106.2	$101.0
Net income	$29.0	$65.9	$62.7
Income available to common stockholders	$29.0	$65.9	$62.7

Earnings per share of common stock:
Basic	$2.95	$6.51	$5.90
Diluted	$2.92	$5.90	$5.36

Dividends per common share	$1.20	$1.20	$1.10

Net cash provided by operating activities	$88.0	$45.2	$88.7

Cash dividends paid on common stock	$11.7	$11.7	$11.7

At December 31:
Total investments	$298.7	$232.9	$168.8
Cash and cash equivalents	$280.5	$267.7	$314.4
Total assets	$670.1	$637.0	$598.6
Total stockholders’ equity	$243.7	$237.7	$182.6
Common shares outstanding (in millions)	9.7	10.3	10.2

Environmental Matters

Our subsidiaries that own waterfront property, including marina facilities, are subject to regulations under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites.

Employees

As of February 14, 2017, we employed 246 full-time individuals working primarily from our corporate offices in Florida and 76 employees located in India. In addition, our real estate operations have 77 employees leased through professional employer organizations.

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

ITEM 1A – Risk Factors

Our business is subject to a number of risks, including those described below, which could have a material effect on our results of operations, financial condition or liquidity and could cause our operating results to vary significantly from period to period.

Our historical revenue growth was derived primarily through policy assumptions and acquisitions. We cannot guarantee that future policy assumptions and acquisitions will be available to the extent they have in the past.

Substantially all of our historical revenue has been generated from policies assumed from Citizens, our acquisition of policies from one Florida insurance company and subsequent renewals of these policies. Our ability to grow our premium base may depend upon the availability of future policy assumptions and acquisitions upon acceptable terms. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We cannot ensure you that such opportunities will arise in the future.

Although we plan to enter the insurance market in other states, our insurance business is currently in Florida only. Thus, any catastrophic event or other condition affecting losses in Florida could adversely affect our financial condition and results of operations.

Any catastrophic event, a destructive weather pattern, a general economic trend, regulatory developments or other conditions specifically affecting the state of Florida could have a disproportionately adverse impact on our business, financial condition, and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in the state of Florida subjects it to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms, and tornados. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in the state of Florida could also make it less attractive for us to do business in Florida and would have a more pronounced effect on our business than it would on other insurance companies that are geographically diversified. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in the state of Florida could have an adverse effect on our business, financial condition, and/or results of operations.

Changing climate conditions could have an adverse impact on our business, results of operations or financial condition.

There is an emerging scientific consensus on global warming. Climate change, to the extent it produces rising temperatures and changes in weather patterns, may affect the frequency and severity of storms and other weather events, the affordability, availability and underwriting results of homeowners’ and property insurance, and, if frequency and severity patterns increase, could negatively affect our business, results of operations, and/or financial condition.

Our results may fluctuate based on many factors including cyclical changes in the insurance industry.

The insurance industry historically has been cyclical, characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. As premium levels increase, there may be new entrants to the market, which could subsequently lead to a decrease in premium levels. Any of these factors could lead to a significant reduction in premium rates in future periods, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material, adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly.

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

Our operations are highly dependent on the efforts of our senior executive officers, particularly our chief executive officer, Paresh Patel, as well as our chief financial officer, Richard Allen. The loss of their leadership, industry knowledge and experience could negatively impact our operations. However, we have management succession plans to lessen any such negative impact. Apart from Mr. Patel, Mr. Allen, and Mark Harmsworth, our recently hired Senior Vice President of Finance, we have no employment agreements with any of our personnel nor do we offer any guarantee of any employee’s ongoing service. We maintain key-man life insurance on Mr. Patel although such policy may be insufficient to cover us for the damage resulting to our company from the loss of Mr. Patel’s services.

Our information technology systems may fail or be disrupted, which could adversely affect our business.

Our insurance business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform underwriting and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., the printing and mailing of our policies, endorsements, renewal notices, etc.). The failure or disruption of these systems could interrupt our operations and result in a material, adverse effect on our business.

The growth of our insurance business is dependent upon the successful development and implementation of advanced computer and data processing systems as well as the development and deployment of new information technologies to streamline our operations, including policy underwriting, production and administration and claim handling. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations.

We conduct our business primarily from offices located in Tampa, Florida where tropical storms could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business although we believe we have sufficient redundancies to replace our facilities if functionality is impaired. We contract with a third-party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. Access to these databases is strictly controlled and limited to authorized personnel. In the event of a disaster causing a complete loss of functionality at our Tampa location, we plan to temporarily use our secondary office in Ocala, Florida to continue our operations.

An unauthorized disclosure or loss of policyholder or employee information or other sensitive or confidential information, including by cyber-attack or other security breach, could cause a loss of data, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition and results of operations.

As part of our normal operations, we collect, process and retain certain sensitive and confidential information. We are subject to various federal and state privacy laws and rules regarding the use and disclosure of certain sensitive or confidential information, including the Gramm-Leach-Bliley Act and its state-law progeny. Despite the security measures we have implemented to help ensure data security and compliance with applicable laws and rules, which include firewalls, regular penetration testing and other measures, our facilities and systems, and those of our third-party service providers and vendors, may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, theft of data, misplaced or lost data, programming and human errors, physical break-ins, or other disruptions. In addition, we cannot ensure that we will be able to identify, prevent or contain the effects of possible cyber-attacks or other cybersecurity risks in the future that may bypass our security measures or disrupt our information technology systems or business.

Noncompliance with any privacy or security laws and regulations, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the misappropriation, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential member information, could require us to expend significant capital and other resources to continue to modify or enhance our protective measures and to remediate any damage caused by such breaches. In addition, this could result in interruptions to our operations and damage to our reputation, and misappropriation of confidential information could also result in regulatory enforcement actions, material fines and penalties, litigation or other liability or actions which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We rely on service providers and vendors to provide certain technology, systems and services that we use in connection with various functions of our business, including PCI DSS (Payment Card Industry Data Security Standard) compliant credit card processing, and we may entrust them with confidential information. The information systems of our third-party service providers and vendors are also vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our associates, third-party service providers or vendors. Hardware, software or applications we obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Ever-evolving threats mean our third-party service providers and vendors must continually evaluate and adapt their own respective systems and processes, and there is no assurance that they will be adequate to safeguard against all data security breaches or misuses of data. Any future significant compromise or breach of our data security via a third-party service provider or vendor could result in additional significant costs, lost revenues, fines, lawsuits, and damage to our reputation.

Because insurance rates are heavily regulated by state governments, inflation could adversely affect our financial condition and results of operations

The rates an insurer may charge to its policyholders are controlled by laws and state regulators. Because our ability to raise rates is subject to regulation, our exposure to the risks of price inflation and other economic forces may be more profound than the exposure to which other industries may be subject. Inflation and economic forces could increase our costs (such as the cost to repair a damaged home) and lower our profitability, while we would be unable to respond with higher rates, except with regulatory approval. While we attempt to use new technology to lower our overall costs, and invest in real estate to mitigate against negative economic forces, increased rates of price inflation could nonetheless have an adverse effect on our business, financial condition and/or results of operations.

Increased competition, competitive pressures, industry developments, and market conditions could affect the growth of our business and adversely impact our financial results.

The property and casualty insurance industry in Florida is cyclical and highly competitive. We compete not only with other stock companies but also with mutual companies, the U.S. government, other underwriting organizations and alternative risk sharing mechanisms. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field, and new entrants to the Florida market. Many of these competitors have greater financial resources, larger agency networks and greater name recognition than our company. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverage offered, availability of coverage desired by customers, commission structure, and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

Our ability to compete in the property and casualty insurance industry and our ability to expand our business may be negatively affected by the fact that we are not a long-established company. HCPCI and TypTap have each obtained a Demotech rating of “A Exceptional,” which is accepted by major mortgage companies operating in the state of Florida and many other states. Mortgage companies may require homeowners to obtain property insurance from an insurance company with an acceptable A.M. Best rating, which we do not currently have. Such a requirement could prevent us from expanding our business unless we obtain such rating, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies. A downgrade or loss of our Demotech rating could result in a substantial loss of business in the event insureds move their business to insurers with a sufficient financial strength rating.

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

•	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business because of better pricing and/or terms;

•	new programs or changes to existing programs in which federally or state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets;

•	changes in Florida’s or any other states’ regulatory climate; and

•	the enactment of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiaries.

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

Our objective is to establish loss reserves that are adequate and represent management’s best estimate of the ultimate cost to investigate and settle a specific claim. However, the process of establishing adequate reserves is complex and inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. We regularly monitor and evaluate loss and loss adjustment expense reserve development to determine reserve adequacy.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued and renewed, and our financial position and results of operations may be adversely affected as a result of any such unforeseen changes.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth will depend on our ability to expand the number of insurance policies we write, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the insurance risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our income from operations and investments. Unexpected catastrophic events in our market areas, such as hurricanes, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we can raise additional capital.

HCI Group, Inc. depends on the ability of its subsidiaries to generate and transfer funds to meet its debt obligations.

HCI Group, Inc. does not have significant revenue generating operations of its own. Our ability to make scheduled payments on our debt obligations depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries, some of which are subject to regulatory restrictions on the payment of distributions, are insufficient to meet our debt obligations, we may be required to raise funds through the issuance of additional debt or equity securities, reduce or suspend dividend payments, or sell assets.

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

There may be limited markets for and restrictions on certain holdings in our investment portfolio.

Certain holdings in our investment portfolio include limited partnership interests and real estate joint ventures. We may increase our holdings in these types of investments. These investments may be illiquid in the near term as they are privately placed and are subject to certain restrictions or conditions that may limit our ability to immediately dispose of the investments. If it becomes necessary to sell any of these investments at a time when the fair market value is below our carrying value, we may incur significant losses which could have a material adverse effect on our net income and financial position.

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

Reinsurance is a method of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company, or reinsurer. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The cost of such reinsurance is subject to prevailing market conditions beyond our control, such as the amount of capital in the reinsurance market and the occurrence of natural and man-made catastrophes. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material, adverse effect on our financial position, results of operations and cash flows.

With respect to the reinsurance treaties we currently have in effect, our ability to recover amounts due from reinsurers is subject to such reinsurers’ ability and willingness to pay and to meet their obligations to us. We attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better or we require the reinsurer to fully collateralize its exposure. While we monitor from time to time their financial condition, we rely principally on A.M. Best, our reinsurance broker, and other rating agencies in determining their ability to meet their obligations to us. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material, adverse effect on our financial condition or results of operations.

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

Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, and the escalation of loss severity may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiaries.

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

However, there are inherent limitations in these tactics. We cannot provide assurance that an unanticipated event or series of events will not result in loss levels which could have a material, adverse effect on our financial condition or results of operations.

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

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which changes could have a material, adverse effect on our financial condition or results of operations.

In the future, we may rely on independent agents to write our insurance policies, and if we are not able to contract with and retain independent agents, our revenues would be negatively affected.

Although voluntary policies comprise a small percentage of our business, we expect to increase the number of voluntary policies (policies not assumed or acquired from another company) we write as our business and product lines expand. An inability to sell our products through independent agents would negatively affect our revenues.

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

Our growth may depend on the success of our residential flood offering.

Our recently formed subsidiary, TypTap Insurance Company, is currently dedicated to providing residential flood insurance in Florida. TypTap plans to expand to other states and eventually establish itself as a leading alternative to the National Flood Insurance Program, administered by the Federal Emergency Management Agency, which has been the dominant provider of flood insurance in the United States for over 40 years.

The genesis of TypTap was the enactment in 2012 of The Biggert–Waters Act which mandated that the National Flood Insurance Program establish actuarially sound premium rates. The national program’s rates thereafter soared. Congress reacted in 2014 by enacting the Homeowner Flood Insurance Affordability Act which limits the national program’s annual rate increases to between 15% and 25% depending on particular circumstances.

We entered the residential flood market in 2015 based upon our own analysis that in certain states and regions, with selective underwriting, we could profitably compete with the National Flood Insurance Program on the basis of lower rates. We are one of only a few private entrants into the flood insurance market. There is relatively little actuarial or historical data available relating to flood events. We have our own sophisticated underwriting algorithms for accepting flood insurance applications. Our algorithms, however, are untested.

There can be no assurance that future laws and regulations relating to flood insurance will not materially and adversely impact our ability to profitably compete in the residential flood market. Further there can be no assurance that our original analysis regarding residential flood insurance and its risks and costs will be proven correct over time or that our algorithms will deliver the anticipated underwriting results.

TypTap features an on-line platform for quoting and binding residential flood policies that is designed to be quick and easy to use and accessible by any Internet capable device, such as a mobile phone. We have only recently begun to explore and develop methods to market TypTap’s flood insurance and its on-line platform. Since the federal flood program has dominated the flood insurance market for over 40 years, the market for private flood insurance is relatively new. There can be no assurance that our marketing efforts will be successful in producing substantial numbers of flood insurance policies for us or that prospective insureds will be receptive to our flood insurance or our on-line platform.

Our success depends on our ability to accurately price the risks we underwrite.

The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks, including risks associated with flood insurance and other new product offerings. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and thus, price our products accurately, is subject to several risks and uncertainties, some of which are outside our control, including —

•	the availability of sufficient reliable data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques;

•	changes in legal standards, claim settlement practices, and restoration costs; and

•	legislatively imposed consumer initiatives.

In addition, we could underprice risks, which would negatively affect our profit margins. We could also overprice risks, which could reduce our retention, sales volume and competitiveness. The foregoing factors could materially and adversely affect our profitability.

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

In certain states including Florida, insurance companies are subject to assessments levied by the states where they conduct their business. While we can recover these assessments from Florida policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material, adverse effect on our cash flows and results of operations in a particular reporting period.

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

Our retail and other real estate properties may be subject to impairment charges which can adversely affect our financial results.

We periodically evaluate our long-lived assets and related intangible assets to determine if there has been any impairment in their carrying values. If we determine an impairment has occurred, we are required to record an impairment charge equal to the excess of the asset’s carrying value over its estimated fair value. As our real estate operations grow, there is an increased potential that the impairment of an asset could have a material adverse effect on our financial results. In addition, our fair value estimates are based on several assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analysis may not be achieved.

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

Our restaurant operations expose us to unique business risks. For example, restaurant operations are dependent in large part on food, beverage, and supply costs that are not within our control. In addition, the restaurant industry is affected by changes in consumer preferences and discretionary spending patterns that could adversely affect revenues from restaurant operations. Moreover, the restaurant industry is affected by litigation and publicity concerning food quality, health, alcoholic beverages and other issues which can cause guests to avoid restaurants and that can result in liabilities. Any one of these risks, among others, could negatively impact our operating results and financial condition.

Our operations in India expose us to additional risks, which could negatively impact our business, operating results, and financial condition.

Our India operations expose us to additional risks including income tax risks, currency exchange rate fluctuations and risks related to other challenges caused by distance, language, and compliance with Indian labor laws and other complex foreign and U.S. laws and regulations that apply to our India operations. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, among others. Violations of these laws and regulations could result in fines and penalties, or criminal sanctions against us, our officers, or our employees. Although policies and procedures are designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

There may be unintended consequences of the anti-takeover provisions of our shareholder rights agreement.

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

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of 3.5 acres of land, a three-story building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by us and our U.S. subsidiaries and serves as our headquarters. In addition, we lease an aggregate of approximately 38,200 square feet to non-affiliates.

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

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 29,000 square feet. This marina facility is owned and operated by us. Approximately 5% of the available retail space is occupied by the Company, 52% of the retail space is leased to non-affiliates, and 43% of the retail space is available for lease.

Riverview, Florida. The real estate currently under development consists of 2.57 acres of land on which a retail center will be constructed for lease or for sale. This development project is operated and managed through a consolidated joint venture.

Sorrento, Florida. The real estate includes 5.42 acres of outparcel land intended for ground lease or resale and a retail shopping center with 61,400 square feet of net rentable area. This retail shopping center was acquired by us through the ADC Arrangement in August 2016. Approximately 74% of the rentable space is currently leased to a large, well-known grocery retailer.

Melbourne, Florida. The real estate includes 2.26 acres of outparcel land intended for ground lease, resale or future development and a retail shopping center with 49,995 square feet of rentable area. In December 2016, we acquired full ownership of this property from our co-developer. Approximately 42% of the rentable space is currently leased to a large well-known grocery retailer.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease commenced in 2013 and has an initial term of nine years.

Miami, Florida. We lease approximately 2,819 square feet of office space for our claims related administration. The lease commenced February 15, 2015 and has an initial term of three years.

Rental expense under all facility leases was $333,000, $304,000 and $222,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

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

In December 2014, we received two nearly identical letters from a single law firm representing two individual shareholders demanding we take action against our directors to remedy alleged damages to the Company. The Company, each of the directors and the two shareholders agreed to a settlement with respect to demands by the two shareholders. As a result, certain of the directors’ restricted shares were cancelled March 2, 2016. The cancelled shares were made up of 148,000 shares that would vest in the event our share price reached $50.00 and 12,000 shares that would vest in the event our share price reached $95.00. Our results of operations for the year ended December 31, 2015 included $936,000 of expense related to this settlement, primarily expense related to the reclassification from retained earnings of dividends paid through December 2015 and expense related to the acceleration and recognition of the unamortized portion of accounting expense determined at the grant date. Our board members and the Company have also implemented certain non-financial corporate governance changes. We are not aware of any other pending shareholder demands.

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Markets for Common Stock

Our common stock is trading on the New York Stock Exchange under the symbol “HCI.” The following table represents the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	Common Stock Price
	High	Low
Calendar Quarter - 2016
First Quarter	$35.75	29.30
Second Quarter	$33.95	26.82
Third Quarter	$33.04	26.43
Fourth Quarter	$40.45	24.35

Calendar Quarter - 2015
First Quarter	$50.38	41.12
Second Quarter	$47.94	41.93
Third Quarter	$46.00	37.41
Fourth Quarter	$45.50	32.29

Holders

As of February 14, 2017, the market price for our common stock was $45.33 and there were 206 holders of record of our common stock.

Dividends

The declaration and payment of dividends is at the discretion of our board of directors. Our ability to pay dividends depends on many factors, including the Company’s operating results, financial condition, capital requirements, the availability of cash from our subsidiaries and legal and regulatory constraints and requirements on the payment of dividends and such other factors as our board of directors deems relevant. The following table represents the frequency and amount of all cash dividends declared on our common stock for the two most recent fiscal years:

Declaration Date	Payment Date	Date of Record	Per Share Amount
1/19/2015	3/20/2015	2/20/2015	$0.30
4/20/2015	6/19/2015	5/15/2015	$0.30
7/21/2015	9/18/2015	8/21/2015	$0.30
10/16/2015	12/18/2015	11/20/2015	$0.30
1/8/2016	3/18/2016	2/19/2016	$0.30
4/14/2016	6/17/2016	5/20/2016	$0.30
7/8/2016	9/16/2016	8/19/2016	$0.30
10/13/2016	12/16/2016	11/18/2016	$0.30

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders unless certain requirements, which are discussed in Note 24 — “Regulatory Requirements and Restrictions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, are met. Hence Florida law may limit the availability of cash from our insurance subsidiaries for the payment of dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2016. We currently have no equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	50,000	$4.02	4,236,825

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2011 and its relative performance is tracked through December 31, 2016. The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

All information related to sales of unregistered securities has been reported in a current report on Form 8-K.

Issuer Purchases of Equity Securities

The table below summarizes the number of shares of common stock repurchased during the three months ended December 31, 2016 under the repurchase plan approved by our Board of Directors in December 2015 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
October 31, 2016	68,845	$29.05	68,845	$—
November 30, 2016	7	$26.40	7	$—
December 31, 2016	—	n/a	—	$—

	68,852	$29.05	68,852

(a)	In December 2015, our Board of Directors approved a one-year plan to repurchase up to $20 million of common shares. In December 2016, our Board of Directors approved a one-year plan to repurchase up to $20 million of common shares during 2017. The approved amounts in each year exclude brokerage fees. See Note 19 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

ITEM 6 – Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data at December 31, 2016 and 2015 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014, 2013, and 2012, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	As of or for the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollar amounts in thousands, except per share amounts)
Operating Revenue
Gross premiums earned	$378,678	$423,120	$365,488	$337,113	$233,607
Premiums ceded	(135,051)	(140,614)	(113,423)	(102,865)	(75,939)

Net premiums earned	243,627	282,506	252,065	234,248	157,668
Net investment income	9,087	3,978	4,888	1,469	980
Net realized investment gains (losses)	2,601	(608)	4,735	80	276
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(2,252)	(5,275)	(107)	—	—
Portion of loss recognized in other comprehensive income, before taxes	(230)	594	—	—	—

Net other-than-temporary impairment losses	(2,482)	(4,681)	(107)	—	—
Policy fee income	3,914	3,496	2,820	3,098	2,538
Gain on repurchases of convertible senior notes	153	—	—	—	—
Gain on bargain purchase	2,071	—	—	—	179
Gain on remeasurement of previously held interest	4,005	—	—	—	—
Other income	1,470	1,261	1,707	2,193	1,424

Total operating revenue	264,446	285,952	266,108	241,088	163,065

Operating Expenses
Losses and loss adjustment expenses	124,667	87,224	79,468	65,123	66,310
Policy acquisition and other underwriting expenses	42,642	41,984	37,952	31,619	25,930
Salaries and wages	19,037	20,140	16,483	14,714	10,545
Interest expense	11,079	10,754	10,453	3,607	—
Goodwill and other impairment losses	388	—	—	—	161
Other operating expenses	19,777	19,658	20,790	19,572	10,539

Total operating expenses	217,590	179,760	165,146	134,635	113,485

Income before income taxes	46,856	106,192	100,962	106,453	49,580
Income tax expense	17,835	40,331	38,298	40,891	19,423

Net income	$29,021	$65,861	$62,664	$65,562	$30,157
Preferred stock dividends	—	—	4	(104)	(322)

Income available to common stockholders	$29,021	$65,861	$62,668	$65,458	$29,835

	As of or for the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollar amounts in thousands, except per share amounts)
Per Share Data:
Basic earnings per common share	$2.95	$6.51	$5.90	$5.82	$3.45

Diluted earnings per common share	$2.92	$5.90	$5.36	$5.63	$3.02

Dividends per common share	$1.20	$1.20	$1.10	$0.95	$0.88

Ratios to Net Premium Earned:
Loss Ratio	51.17%	30.88%	31.53%	27.80%	42.06%
Expense Ratio	38.14%	32.76%	33.99%	29.67%	29.92%

Combined Ratio	89.31%	63.64%	65.52%	57.47%	71.98%

Ratios to Gross Premiums Earned:
Loss Ratio	32.92%	20.61%	21.74%	19.32%	28.39%
Expense Ratio	24.54%	21.87%	23.45%	20.62%	20.19%

Combined Ratio	57.46%	42.48%	45.19%	39.94%	48.58%

Consolidated Balance Sheet Data:
Total investments	$298,734	$232,917	$168,799	$146,028	$60,916
Total cash and cash equivalents	$280,531	$267,738	$314,416	$293,098	$229,914
Total assets	$670,064	$636,986	$598,557	$522,011	$338,288
Long-term debt	$138,863	$129,429	$125,886	$122,627	$—
Total stockholders’ equity	$243,746	$237,722	$182,585	$160,521	$121,253

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

OVERVIEW

General

HCI Group, Inc. is a Florida-based company which through its subsidiaries is engaged in a variety of business activities, including property and casualty insurance, reinsurance, real estate and information technology. Its principal business is property and casualty insurance.

Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage four operating divisions under one reporting segment, which includes the following operations:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Real estate

•	Information technology

We began insurance operations in 2007 by participating in a “take-out program” which is a legislatively mandated program designed to encourage private companies to assume policies from Citizens, a Florida state sponsored insurance carrier. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens and policies assumed from one Florida insurance company. This growth track was beneficial to us in terms of reduced policy acquisition costs and, depending on the timing of the transaction, temporarily lower reinsurance costs.

Our general operating and growth strategies are to continually optimize our existing book of insurance business, manage our costs and expenses, diversify our business operations, develop and deploy new technologies to streamline operational processes, and maintain a strong balance sheet so we can quickly pursue accretive opportunities when they arise.

Recent Developments

On January 16, 2017, our Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends will be paid March 17, 2017 to stockholders of record on February 17, 2017.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2016 with the Year Ended December 31, 2015

Our results of operations for the year ended December 31, 2016 reflect income available to common stockholders of $29,021,000, or $2.92 earnings per diluted common share, compared with income available to common stockholders of $65,861,000, or $5.90 earnings per diluted common share, for the year ended December 31, 2015. The year over year decline in our income available to stockholders was primarily attributable to a $44,442,000 decrease in gross premiums earned, and a $37,443,000 increase in losses and loss adjustment expenses. These factors contributed to a $59,336,000 decrease in pre-tax income and, as a result, our income tax expense decreased $22,496,000 year over year.

Revenue

Gross Premiums Earned for the years ended December 31, 2016 and 2015 were approximately $378,678,000 and $423,120,000, respectively. The decrease in 2016 was primarily attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the years ended December 31, 2016 and 2015 were approximately $135,051,000 and $140,614,000, respectively, representing 35.7% and 33.2%, respectively, of gross premiums earned. The $5,563,000 decrease was primarily attributable to the lower costs of our 2016/17 reinsurance program, which began June 1, 2016, as compared with the costs of the 2015/16 program that began June 1, 2015. In addition, the reduction to our ceded premiums attributable to retrospective provisions under certain reinsurance contracts for calendar year 2016 was lower by approximately $5,645,000 as compared with calendar year 2015.

Our reinsurance program for 2016/17 provides coverage, which according to catastrophe models approved by the FLOIR, is sufficient to cover the probable maximum loss resulting from a 1 in 165 year event. Our reinsurance program for 2015/16 provided coverage for a probable maximum loss resulting from a 1 in 260 year event. As a result of our program and pricing changes, we expect our reinsurance costs for the 2016/17 program year to be approximately $48,000,000 below the cost for 2015/16.

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties and to assume a proportional share of losses defined in one quota share arrangement, which was cancelled effective May 31, 2016. For the years ended December 31, 2016 and 2015, premiums ceded reflect net reductions of $12,677,000 and $18,322,000, respectively, related to provisions under certain multi-year catastrophe reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written for the years ended December 31, 2016 and 2015 totaled approximately $232,140,000 and $255,724,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. We had approximately 150,000 policies in force at December 31, 2016 as compared with approximately 160,000 policies in force at December 31, 2015.

Net Premiums Earned for the years ended December 31, 2016 and 2015 were approximately $243,627,000 and $282,506,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Years Ended December 31,
	2016	2015
Net Premiums Written	$232,140	$255,724
Decrease in Unearned Premiums*	11,487	26,782

Net Premiums Earned	$243,627	$282,506

*	Unearned premiums are impacted by the timing and size of any takeout completed during the year net of attrition.

Net Investment Income for the years ended December 31, 2016 and 2015 was approximately $9,087,000 and $3,978,000, respectively. The increase in 2016 was primarily due to $1,207,000 of income from limited partnership investments in 2016 versus losses of $3,244,000 in 2015. See Note 4 — “Investments” under Net Investment Income to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Realized Investment Gains for the year ended December 31, 2016 were approximately $2,601,000 as compared with $608,000 of net realized investment losses for the year ended December 31, 2015. The losses in 2015 resulted primarily from sales intended to rebalance the mix of our investment portfolio to meet our long-term investment goals and strategies.

Net Other-Than-Temporary Impairment Losses for the years ended December 31, 2016 and 2015 were approximately $2,482,000 and $4,681,000, respectively. During 2016, we recognized impairment losses specific to four fixed-maturity securities, three of which were subject to credit loss impairment, and 17 equity securities. Three fixed-maturity securities were subject to credit related loss impairments resulting from our analysis of their expected cash flows. Seventeen equity securities were impaired because each of them had been in an unrealized loss position for a length of time with no near term prospect for recovery.

Policy Fee Income for the years ended December 31, 2016 and 2015 was approximately $3,914,000 and $3,496,000, respectively. Beginning in March 2015, we have used actual policy cancellations in our calculation of policy fee income whereas estimated attrition rates were used in this calculation prior to March 2015. In addition, the unearned portion of nonrefundable policy fee income was fully recognized for policies that were cancelled during 2016. As a result, our 2016 policy fee income was higher than in 2015 despite the decline in gross premiums earned.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $124,667,000 and $87,224,000, respectively, for the years ended December 31, 2016 and 2015. Our 2016 losses and loss adjustment expenses were impacted by weather-related events in both years and two hurricanes, Hermine and Matthew, in 2016. Hurricane Matthew accounted for approximately $21,000,000 of our 2016 losses. In addition, trends involving assignment of insurance benefits and related litigation has caused us to continue strengthening our loss reserves. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2016 and 2015 of approximately $42,642,000 and $41,984,000, respectively, primarily reflect commissions and premium taxes related to the policies that have renewed.

Salaries and Wages for the years ended December 31, 2016 and 2015 were approximately $19,037,000 and $20,140,000, respectively. The $1,103,000 decrease in 2016 was primarily attributable to a decrease in discretionary incentive pay in 2016. The level of discretionary incentive pay in 2016 was influenced in large part by our financial results for the year, which were negatively impacted by Hurricane Matthew in the fourth quarter. As of December 31, 2016, we had 243 employees located at our offices in Florida compared with 220 employees as of December 31, 2015. We also had 80 employees located in Noida, India at December 31, 2016 versus 84 at December 31, 2015.

Impairment loss for the year ended December 31, 2016 was approximately $388,000. The loss resulted from the write-down of lease intangibles and other assets associated with the unexpected closure of one tenant’s business at one of our retail shopping centers.

Income Tax Expense for the years ended December 31, 2016 and 2015 was approximately $17,835,000 and $40,331,000, respectively, for state, federal and foreign income taxes resulting in an effective tax rate of 38.1% for 2016 and 38.0% for 2015.

Ratios:

The loss ratio applicable to the year ended December 31, 2016 (losses and loss adjustment expenses incurred related to net premiums earned) was 51.2% compared with 30.9% for the year ended December 31, 2015. The increase was primarily attributable to losses in October 2016 from Hurricane Matthew as well as reserve strengthening throughout 2016.

The expense ratio applicable to the year ended December 31, 2016 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 38.1% compared with 32.7% for the year ended December 31, 2015. The increase in our expense ratio was primarily attributable to the decrease in 2016 net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2016 was 89.3% compared with 63.6% for the year ended December 31, 2015. Our combined ratio was negatively impacted by increased expenses for losses and loss adjustment expenses and a reduction in 2016 net premiums earned.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2016 was 57.5% compared with 42.5% for the year ended December 31, 2015. The increase in 2016 was primarily attributable to the factors described above.

Comparison of the Year Ended December 31, 2015 with the Year Ended December 31, 2014

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

Salaries and Wages for the years ended December 31, 2015 and 2014 were approximately $20,140,000 and $16,483,000, respectively. The $3,657,000 increase in 2015 was primarily attributable to an increase in salaries due to an increase in employee headcount as well as merit increases during 2015. As of December 31, 2015, we had 220 employees located at our offices in Florida compared with 200 employees as of December 31, 2014. We also had 84 employees located in Noida, India at December 31, 2015 versus 79 at December 31, 2014.

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

Ratios:

The loss ratio applicable to the year ended December 31, 2015 was 30.9% compared with 31.5% for the year ended December 31, 2014. Losses on our wind-only policies, which we assumed from Citizens in December 2014, were minimal. This benefit, net of unfavorable development related to losses on our non-wind policies, contributed to this slight year over year improvement.

The expense ratio applicable to the year ended December 31, 2015 was 32.7% compared with 34.0% for the year ended December 31, 2014. The decrease in our expense ratio is primarily attributable to the increase in net premiums earned.

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

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms affecting Florida typically occur during the period from June 1 through November 30 each year. Also, with our reinsurance treaty year typically effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

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

Our insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. Substantially all of our losses and loss adjustment expenses, excluding litigated claims, are fully settled and paid within approximately 100 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

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

Senior Notes and Promissory Notes

The following table summarizes our principal and interest payment obligations for long-term debt at December 31, 2016:

	Maturity Date	Interest Payment Due Date
3.875% Convertible Senior Notes	March 2019	March 15 and September 15
8% Senior Notes	January 2020	January 30, April 30, July 30, and October 30
4% Promissory Note	Through February 2031	1st day of each month
3.75% Callable Promissory Note	Through September 2036	1st day of each month

See Note 13 — “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Share Repurchase Plan

In December 2015, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. In December 2016, our Board of Directors approved a similar plan for 2017 to repurchase up to $20,000,000 of common shares. The approved amounts in each year exclude brokerage fees. See Note 19 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At December 31, 2016, there was an aggregate unfunded capital balance of $13,554,000. In December 2016, we provided notice of our intent to withdraw from one underperforming fund effective February 15, 2017. The withdrawal will have no significant impact on our results of operations. Our commitment with respect to that fund was fully funded prior to 2016. See Limited Partnership Investments under Note 4 — “Investment” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Development in Progress

We currently have development projects through various limited liability companies. Although we have no outstanding commitment to fund any of the existing projects and we expect to finance existing and future development projects with cash from real estate operations and through property financings, we may be required to make additional capital contributions to maintain and complete these projects.

Revolving Credit Facility

At December 31, 2016, we had an outstanding loan balance of $9,463,000 with respect to one revolving credit facility. See Note 12 — “Revolving Credit Facility” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 are summarized below.

Cash Flows for the Year ended December 31, 2016

Net cash provided by operating activities for the year ended December 31, 2016 was approximately $87,975,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $49,028,000 was primarily due to the purchases of available-for-sale securities of $107,964,000, $12,056,000 of net cash used in acquiring one business, and the limited partnership investments of $4,670,000, offset by the proceeds from sales of available-for-sale securities of $63,581,000 and the $10,200,000 proceeds from the ADC Arrangement. Net cash used in financing activities totaled $26,157,000, which was primarily due to $11,347,000 used in the repurchases of our convertible senior notes, $20,026,000 used in our share repurchase plan and $11,691,000 of net cash dividend payments, offset by $18,200,000 in aggregate proceeds from the issuance of two promissory notes.

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

At December 31, 2016, we had $219,283,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we had unexpired capital commitments for three of the four limited partnership in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 22 — “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K and Contractual Obligations and Commitments below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of December 31, 2016 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease (1)	$734	191	258	285	—
Service agreement (1)	119	22	46	51	—
Reinsurance contracts (2)	38,800	19,400	19,400	—	—
Variable rate debt (3)	9,463	9,463	—	—	—
Unfunded capital commitment (4)	13,554	13,554	—	—	—
Long-term debt obligations (5)	174,898	8,668	105,331	43,969	16,930

Total	$237,568	51,298	125,035	44,305	16,930

(1)	Represents the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from India Rupee to U.S. dollars using the January 3, 2017 exchange rate, the first available rate subsequent to December 31, 2016, which was a non-business day.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the outstanding balance drawn from our revolving credit facility.
(4)	Represents the unfunded balance of capital commitments under the subscription agreements related to three limited partnerships in which we hold interests.
(5)	Amounts represent principal and interest payments over the life of the convertible notes due March 15, 2019, the senior notes due January 30, 2020, one promissory note due through February 1, 2031 and one promissory note due through September 1, 2036.

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

Reserves for Losses and Loss Adjustment Expenses. We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (LAE). Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to us (“IBNR”). Reserves established by us represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss reserves represent, we believe, management’s best estimate of our company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables such as past loss experience, current claim trends and the prevailing social changes in our claims adjusting process, economic and legal environments. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. Our exposure is impacted by both the risk characteristics of the physical locations where we write policies, such as hurricane and tropical storm-related risks, as well as risks associated with varying social, judicial and legislative characteristics in the locations in which we have exposure. In determining loss reserves, we give careful consideration to all available data and actuarial analyses.

Reserves represent estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to our insurance companies. The amount of loss reserves for reported claims consist of case reserves established by our claims department (based on a case-by-case evaluation of the kind of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss) and bulk reserves for additional growth on carried case reserves on known claims established by senior management (based on historical patterns of development on aggregate claims grouped by loss date). The amounts of reserves for unreported claims and LAE (incurred but not reported claims, or IBNR) are determined using our historical information for each line of business adjusted to reflect current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results over multiple years.

Reserves are closely monitored and are recalculated periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, claims management personnel complete weekly and ongoing reviews of existing case reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior years. As we continue to expand historical data regarding paid and incurred losses, we use this data to develop expected ultimate loss and loss adjustment expense ratios. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for each line of business. In connection with the determination of these reserves, we will also consider other specific factors such as recent weather-related losses, trends in historical reported and paid losses, and litigation and judicial trends regarding liability. Most of our business was gained through policy acquisitions and assumptions. Therefore, we use the loss ratio method, among other methods, to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

When a claim is reported to us, our claims personnel establish a “case reserve” for the estimated amount of the ultimate amount payable to settle the claim. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the claims adjuster. The individual estimating the reserve considers the nature and value of the specific claim, the severity of injury or damage, location, and the policy provisions relating to the type of loss. Case reserves are adjusted by us as more information becomes available. It is our policy to settle each claim as expeditiously as possible.

We maintain IBNR reserves to provide for claims that have been incurred but have not been reported and subsequent development on reported claims. The IBNR reserve is determined by estimating our insurance company’s ultimate net liability for both reported and unreported claims and then subtracting the case reserves and payments made to date for reported claims.

Loss Reserve Estimation Methods. We apply the following general methods in projecting reserves for losses and LAE:

•	Reported loss development;

•	Paid loss development;

•	Reported Bornhuetter-Ferguson method;

•	Paid Bornhuetter-Ferguson method;

•	Loss ratio method; and

•	Frequency-Severity method.

Selected reserves are based on a review of the indications from these methods as well as other considerations such as emergence since the most recent evaluation and number of open claims for a given accident period.

Description of Ultimate Loss Estimation Methods. The reported loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be reasonably predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor derived from development patterns observed in the historical reported data. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy for the historical experience that is considered. In order to derive loss development patterns that are predictive for our business, we compile and review loss development triangles of our experience on an accident quarter basis, and select loss development factors based on indications from this analysis of our data. We also consider industry data found in SNL Financial – Property/Casualty Insurance as a reasonability measure for these selected development patterns.

The paid loss development method is mechanically identical to the reported loss development method described above, but applied to loss payments only. The paid method does not rely on case reserves or claim reporting patterns in making projections.

The validity of the results from using a loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple claim payments, legal changes, or variations in our mix of business from year to year. Also, since the percentage of losses paid for immature accident quarters is often low, development factors for these maturities can be volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant distortions in estimated ultimate losses for these highly leveraged accident quarters. Therefore, ultimate values for immature accident quarters are often based on alternative estimation techniques than more mature accident quarters.

The loss ratio method used by us relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected loss ratio is multiplied by earned premium to produce ultimate losses. Reported incurred losses are then subtracted from this estimate to produce expected unreported losses.

The loss ratio method is most useful as an alternative to other models for immature loss years. For these immature years, the amounts reported or paid may be small and unstable, and therefore, not fully predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when variations in reporting or payment patterns distort the historical development of losses.

The paid and reported Bornhuetter-Ferguson methods are a weighting of the loss ratio method and the corresponding development method. Outstanding reserves or IBNR reserves are derived by applying the loss ratio estimate to the estimated unpaid or unreported percent of losses based on the development patterns from the development methods.

Finally, we employ the frequency/severity method for exposures that do not tend to follow historical payment and reported patterns, such as catastrophes. For such exposures, we estimate future development of reported claims and average severities on IBNR claims. We combine this estimate with our open claims in order to derive an estimate of expected unreported losses. Paid losses are added to this estimate in order to derive an estimate of ultimate losses. This method is based on the assumption that future unreported claims and the average severity of open claims and unreported claims can be reasonably estimated from the experience available.

While the property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and mold, and other uncertain or environmental exposures, we have not experienced significant losses from these types of claims. We have experienced material losses associated with sinkholes in past years, but the materiality of this hazard has decreased significantly since the passing of Florida Senate Bill 408 in 2011. We continue to segregate this data in our derivation of estimated required reserves. While the losses we have experienced from exposures to catastrophes have not historically been material, we have experienced significant losses related to recent catastrophes. These losses have followed materially different development patterns than the balance of our experience. To address this situation, we separate this exposure from the remainder of the business and derive reserves specific to each catastrophe event. Total reserves are determined by adding the reserves related to each line of business.

Currently, our estimated ultimate liability is calculated monthly using the principles and procedures described above, which are applied to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material, adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

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

Year Ended December 31, 2016
Change in Reserves	Reserves	Percentage change in equity, net of tax
-20.0%	56,394	3.55%
-15.0%	59,918	2.66%
-10.0%	63,443	1.77%
-5.0%	66,967	0.89%
Base	70,492	—
5.0%	74,017	- 0.89%
10.0%	77,541	- 1.77%
15.0%	81,066	- 2.66%
20.0%	84,590	- 3.55%

Economic Impact of Reinsurance Contracts with Retrospective Provisions. Certain of our reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in profit commissions in the event losses are minimal or zero. In accordance with U.S. GAAP, we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term. Effective June 1, 2016, retrospective provisions include premium adjustments only.

For the years ended December 31, 2016 and 2015, we accrued benefits of $13,610,000 and $21,692,000, respectively. For the year ended December 31, 2016, we recognized net ceded premiums of $933,000, representing amortization of $1,219,000 of previously deferred reinsurance costs for increased coverage offset by $2,152,000 of ceded premiums deferred for the period. For the year ended December 31, 2015, we recognized net ceded premiums of $3,370,000, representing amortization of previously deferred reinsurance costs for increased coverage decreased by an increase of ceded premiums deferred for the period. For the years ended December 31, 2016 and 2015, net reductions in ceded premiums totaled $12,677,000 and $18,322,000, respectively.

In June 2016, we received cash totaling $37,800,000 in connection with the benefits accrued under two retrospective reinsurance contracts that were terminated effective May 31, 2016. In September 2016, we received the final cash payment of $5,716,000 under the terms of the remaining retrospective reinsurance contract which terminated May 31, 2016. As of December 31, 2016, we had $5,810,000 of accrued benefits and $2,152,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable. In July 2015, the Company received $14,100,000 under the terms of one of the retrospective reinsurance contracts, which terminated May 31, 2015. As of December 31, 2015, we had $35,716,000 of accrued benefits and $3,085,000 of ceded premiums deferred related to these agreements.

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

Stock-Based Compensation. We account for stock based compensation awards under our shareholder approved incentive plans in accordance with the fair value recognition provisions of U.S. GAAP, which requires the measurement, and recognition of compensation for all stock-based awards made to employees and non-employee directors including stock options and restricted stock issuances based on estimated fair values. We recognize stock-based compensation in the consolidated statements of income on a straight-line basis over the vesting period. We use the Black-Scholes option-pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate. For restricted stock awards with market-based conditions, we estimate their fair values by using a Monte Carlo simulation model, which requires the following variables for input: 1) expected dividends per share, 2) expected volatility, 3) risk-free interest rate, 4) estimated cost of capital, and 5) expected term of each award.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolios at December 31, 2016 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment companies and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2016 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$145,268	$(20,980)	(12.62)%
200 basis point increase	152,257	(13,991)	(8.42)%
100 basis point increase	159,250	(6,998)	(4.21)%
100 basis point decrease	173,250	7,002	4.21%
200 basis point decrease	180,193	13,945	8.39%
300 basis point decrease	185,912	19,664	11.83%

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

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2016 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$1,514	1	$1,514	1
AA+, AA, AA-	29,249	17	29,092	17
A+, A, A-	59,966	36	59,264	36
BBB+, BBB, BBB-	53,333	32	53,548	32
BB+, BB, BB-	8,586	5	8,373	5
B+, B, B-	8,028	5	8,012	5
CCC+, CC and Not rated	6,555	4	6,445	4

Total	$167,231	100	$166,248	100

Equity Price Risk

Our equity investment portfolio at December 31, 2016 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to declines in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at December 31, 2016 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$24,326	46
Consumer	6,759	13
Energy	3,188	6
Industrial	3,156	6
Other (1)	5,110	9

	42,539	80

Mutual funds and Exchange traded funds by type:
Debt	9,327	18
Equity	1,169	2

	10,496	20

Total	$53,035	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2016, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCI Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Clearwater, Florida

February 22, 2017

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries

We have audited HCI Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HCI Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of HCI Group, Inc. and Subsidiaries as of and for the year ended December 31, 2016, and our report dated February 22, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Clearwater, Florida

February 22, 2017

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2016	2015
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $167,231 and $128,614, respectively)	$166,248	$125,009
Equity securities, available for sale, at fair value (cost: $47,750 and $47,548, respectively)	53,035	48,237
Limited partnership investments, at equity	29,263	23,930
Investment in unconsolidated joint venture, at equity	2,102	4,787
Real estate investments (Note 4 — Consolidated Variable Interest Entity)	48,086	30,954

Total investments	298,734	232,917
Cash and cash equivalents (Note 4 — Consolidated Variable Interest Entity)	280,531	267,738
Accrued interest and dividends receivable	1,654	1,390
Income taxes receivable	2,811	1,858
Premiums receivable	17,276	19,631
Prepaid reinsurance premiums	24,554	40,747
Deferred policy acquisition costs	16,639	18,602
Property and equipment, net	11,374	11,786
Intangible assets, net	4,899	—
Deferred income taxes, net	250	3,189
Other assets	11,342	39,128

Total assets	$670,064	$636,986

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$70,492	$51,690
Unearned premiums	175,803	187,290
Advance premiums	4,651	4,983
Assumed reinsurance balances payable	3,294	1,084
Accrued expenses (Note 4 — Consolidated Variable Interest Entity)	6,513	6,316
Long-term debt	138,863	129,429
Other liabilities	26,702	18,472

Total liabilities	426,318	399,264

Commitments and contingencies (Note 22)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 9,662,761 and 10,292,256 shares issued and outstanding in 2016 and 2015, respectively)	—	—
Additional paid-in capital	8,139	23,879
Retained income	232,964	215,634
Accumulated other comprehensive income (loss), net of taxes	2,643	(1,791)

Total stockholders’ equity	243,746	237,722

Total liabilities and stockholders’ equity	$670,064	$636,986

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue

Gross premiums earned	$378,678	$423,120	$365,488
Premiums ceded	(135,051)	(140,614)	(113,423)

Net premiums earned	243,627	282,506	252,065

Net investment income	9,087	3,978	4,888
Net realized investment gains (losses)	2,601	(608)	4,735
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(2,252)	(5,275)	(107)
Portion of loss recognized in other comprehensive income, before taxes	(230)	594	—

Net other-than-temporary impairment losses	(2,482)	(4,681)	(107)
Policy fee income	3,914	3,496	2,820
Gain on repurchases of convertible senior notes	153	—	—
Gain on bargain purchase	2,071	—	—
Gain on remeasurement of previously held interest	4,005	—	—
Other	1,470	1,261	1,707

Total revenue	264,446	285,952	266,108

Expenses

Losses and loss adjustment expenses	124,667	87,224	79,468
Policy acquisition and other underwriting expenses	42,642	41,984	37,952
Salaries and wages	19,037	20,140	16,483
Interest expense	11,079	10,754	10,453
Impairment loss	388	—	—
Other operating expenses	19,777	19,658	20,790

Total expenses	217,590	179,760	165,146

Income before income taxes	46,856	106,192	100,962
Income tax expense	17,835	40,331	38,298

Net income	$29,021	$65,861	$62,664
Preferred stock dividends	—	—	4

Income available to common stockholders	$29,021	$65,861	$62,668

Basic earnings per common share	$2.95	$6.51	$5.90

Diluted earnings per common share	$2.92	$5.90	$5.36

Dividends per common share	$1.20	$1.20	$1.10

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$29,021	$65,861	$62,664

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) arising during the period	7,317	(9,366)	3,870
Other-than-temporary impairment loss charged to investment income	2,482	4,681	107
Call and repayment losses charged to investment income	20	77	28
Reclassification adjustment for net realized (gain) loss	(2,601)	608	(4,735)

Net change in unrealized gain (loss)	7,218	(4,000)	(730)
Deferred income taxes on above change	(2,784)	1,543	282

Total other comprehensive income (loss), net of income taxes	4,434	(2,457)	(448)

Comprehensive income	$33,455	$63,404	$62,216

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2016

(Dollar amounts in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2015	—	$—	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722
Net income	—	—	—	—	—	29,021	—	29,021
Total other comprehensive income, net of income taxes	—	—	—	—	—	—	4,434	4,434
Issuance of restricted stock	—	—	142,440	—	—	—	—	—
Exercise of common stock options	—	—	60,000	—	150	—	—	150
Forfeiture of restricted stock	—	—	(13,298)	—	—	—	—	—
Cancellation of restricted stock	—	—	(160,000)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(14,934)	—	(464)	—	—	(464)
Repurchase and retirement of common stock under share repurchase plan	—	—	(643,703)	—	(20,026)	—	—	(20,026)
Common stock dividends	—	—	—	—	—	(11,691)	—	(11,691)
Tax benefits on stock-based compensation	—	—	—	—	641	—	—	641
Tax shortfalls on stock-based compensation	—	—	—	—	(239)	—	—	(239)
Stock-based compensation	—	—	—	—	4,198	—	—	4,198

Balance at December 31, 2016	—	$—	9,662,761	$—	$8,139	$232,964	$2,643	$243,746

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$29,021	$65,861	$62,664
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,198	5,212	8,110
Net amortization of discounts and premiums on investments in fixed-maturity securities	726	855	782
Depreciation and amortization	5,408	5,251	4,958
Deferred income tax expense (benefit)	155	(1,101)	(4,742)
Net realized investment (gains) losses	(2,601)	608	(4,735)
Other-than-temporary impairment losses	2,482	4,681	107
Income from real estate investment under acquisition, development and construction arrangement	—	(344)	(85)
Gain on repurchases of convertible senior notes	(153)	—	—
Gain on bargain purchase	(2,071)	—	—
Gain on remeasurement of previously held investment	(4,005)	—	—
Impairment loss	388	—	—
Loss from unconsolidated joint venture	—	125	23
Net (income) loss from limited partnership interests	(1,207)	3,244	90
Distributions received from limited partnership interests	544	12	—
Foreign currency remeasurement loss	29	66	29
Other	18	26	(1)
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(300)	(331)	74
Income taxes	(1,192)	766	(3,167)
Premiums receivable	2,355	(3,807)	(1,150)
Prepaid reinsurance premiums	16,193	(6,651)	(6,030)
Deferred policy acquisition costs	1,963	(3,588)	(943)
Other assets	29,054	(7,230)	(20,086)
Losses and loss adjustment expenses	18,802	2,782	5,222
Unearned premiums	(11,487)	(26,781)	42,164
Advance premiums	(332)	603	(124)
Assumed reinsurance balances payable	2,210	866	(4,442)
Accrued expenses and other liabilities	(2,223)	4,157	10,011

Net cash provided by operating activities	87,975	45,282	88,729

Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	—	(6,968)	(2,803)
Acquisition of real estate business, net of cash acquired	(11,651)	—	—
Investments in limited partnership interests	(4,670)	(24,636)	(2,640)
Investment in unconsolidated joint venture	(90)	(435)	(4,500)
Purchase of property and equipment	(865)	(840)	(453)
Purchase of real estate investments	(2,261)	(4,871)	(413)
Purchase of fixed-maturity securities	(85,530)	(98,501)	(83,365)
Purchase of equity securities	(22,434)	(32,878)	(44,257)
Proceeds from investment in real estate under acquisition, development and construction arrangement	10,200	—	—
Proceeds from sales of fixed-maturity securities	40,454	53,711	98,365
Proceeds from calls, repayments and maturities of fixed-maturity securities	4,692	9,344	4,603
Proceeds from sales of equity securities	23,127	25,695	16,810
Proceeds from sales of real estate investments	—	5	1

Net cash used in investing activities	(49,028)	(80,374)	(18,652)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Net borrowing under revolving credit facility	1,238	—	—
Proceeds from the exercise of common stock options	150	263	125
Cash dividends paid	(12,438)	(12,428)	(12,355)
Cash dividends received under share repurchase forward contract	747	747	685
Proceeds from the issuance of long-term debt	18,200	—	—
Repurchases of convertible senior notes	(11,347)	—	—
Repayment of debt	(455)	—	—
Repurchases of common stock	(464)	(792)	(643)
Repurchases of common stock under share repurchase plan	(20,026)	(1,610)	(38,354)
Redemption of Series A preferred stock	—	—	(34)
Purchase of non-controlling interest	(2,064)	—	—
Debt issuance costs	(339)	—	(234)
Tax benefits on stock-based compensation	641	2,295	2,080

Net cash used in financing activities	(26,157)	(11,525)	(48,730)

Effect of exchange rate changes on cash	3	(61)	(29)

Net increase (decrease) in cash and cash equivalents	12,793	(46,678)	21,318
Cash and cash equivalents at beginning of year	267,738	314,416	293,098

Cash and cash equivalents at end of year	$280,531	$267,738	$314,416

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,857	$38,371	$43,902

Cash paid for interest	$7,222	$7,211	$6,258

Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$4,434	$(2,457)	$(448)

Conversion of Series A preferred stock to common stock	$—	$—	$972

Details of business acquisition:
Fair value of assets acquired	$32,569	$—	$—
Less: Purchase price	(14,514)	—	—
Carrying value of previously held interest	(2,859)	—	—
Gain on remeasurement of previously held interest	(4,005)	—	—
Gain on bargain purchase	(2,071)	—	—

Liabilities assumed	$9,120	$—	$—

Receivable from sales of available-for-sale securities	$350	$—	$34

Payable on purchases of available-for-sale securities	$50	$1	$1,908

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 1— Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), its principal operating subsidiary. HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI also offers flood-endorsed and wind-only policies to new and pre-existing Florida customers. HCPCI’s operations are supported by HCI Group, Inc. and the following HCI subsidiaries:

•	Homeowners Choice Managers, Inc. – acts as managing general agent and provides marketing, underwriting, claims settlement, accounting and financial services to HCPCI;

•	Southern Administration, Inc. – provides policy administration services to HCPCI; and

•	Claddaugh Casualty Insurance Company, Ltd. – participates in the reinsurance program to HCPCI.

The Company’s insurance subsidiaries also include TypTap Insurance Company (“TypTap”), a Florida insurance company approved by the Florida Office of Insurance Regulation (“FLOIR”) in January 2016. TypTap offers standalone flood policies to Florida homeowners. In 2016, the Company’s Alabama insurance subsidiary, Homeowners Choice Assurance Company, Inc. (“HCA”) voluntarily surrendered its certificate of authority to the Alabama Department of Insurance and, as a result, formally terminated its plan to conduct business in the state of Alabama. Since its organization, HCA had no operations. The withdrawal was effective on June 30, 2016 and HCA was dissolved in December 2016.

In addition, HCI includes various subsidiaries predominantly engaged in the businesses of owning and leasing real estate, operating marina facilities and one restaurant, and developing software products.

The Company reports its operations under one business segment.

The Company obtained a majority of its policies through participation in a “take-out program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. Policies were obtained in separate assumption transactions with Citizens that took place from July 2007 through November 2016. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens. Substantially all of the Company’s premium revenue since inception comes from these assumptions and one additional assumption through which the Company acquired the Florida policies of another Florida insurance carrier.

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

Adoption of New Accounting Standards.

In December 2016, the Company early adopted Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on how certain cash receipts and cash payments, specifically distributions received from equity method investees, are presented and classified. The Company elects to classify these distributions received using the cumulative earnings approach. Under this approach, distributions received are considered returns on investments and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investments exceed the cumulative equity in earnings recognized by the Company. When such an excess occurs, the current period distribution up to this excess is considered a return of investment and classified as cash inflows from investing activities. As a result of adopting this standard, the Company reclassified $544 and $12 of cash received from limited partnership interests during 2016 and 2015, respectively, from investing activities to operating activities. The change to the Company’s net cash provided by (used in) operating activities and net cash used in investing activities at each reporting date has been applied retrospectively for the year ended December 31, 2015 and in all periods thereafter. The Company had no distributions from limited partnership interests during 2014. The adoption of this standard had no effect on the prior consolidated results of the Company’s operations, comprehensive income, stockholders’ equity and financial position.

As of December 31, 2016, the Company adopted Accounting Standards Update No. 2015-09, Financial Services – Insurance (Topic 944), which improves disclosure requirements for all insurance entities that issue short-duration contracts. The amendments in this update were applied retrospectively with supplementary information for each prior period presented, except for those requirements applying only to the current period which were applied prospectively. The adoption of this standard had no effect on the Company’s consolidated results of operations and comprehensive income.

In addition, The Company adopted Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and requirements for related footnote disclosures. The adoption of this standard in December 2016 had no effect on the Company’s consolidated financial statements.

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

The Company has a 100% equity interest in one venture (treated as a joint venture under U.S. GAAP) that owns land in Riverview, Florida on which a retail center is being constructed for lease or for sale. The Company consolidates this joint venture as its primary beneficiary (see Note 4 — “Investments” under Consolidated Variable Interest Entity).

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

Business Acquisitions. The Company accounts for business acquisitions using the acquisition method, which requires it to measure and recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values. In the event that the fair value of net assets acquired exceeds the purchase price, a bargain purchase gain is recorded. In a step acquisition in which there is a change in ownership interest and control is obtained when there is a previously held equity interest, a gain or loss from remeasurement of the previously held equity interest to fair value is recorded.

Acquisitions of income-producing real properties are typically considered business acquisitions. As such, the Company allocates the purchase price to land, land improvements, buildings, tenant improvements, intangibles such as the value of significant tenant (i.e. anchor tenant) relationships, in-place leases, and assumed liabilities, if any. Tangible assets are presented as real estate investments on the Company’s consolidated balance sheet. Buildings subject to leases are valued as if vacant. The value attributable to in-place leases reflects the costs we would have incurred to lease the property to the occupancy level that existed at the acquisition date. These costs include leasing commissions, tenant improvement allowances, and other direct costs required to lease the property. In addition, the estimated fair value of in-place leases reflects the value of base rental revenues that would have been earned during the assumed periods of vacancy and the related carrying costs that would have been incurred to lease the vacant property to its existing occupancy. The Company also reviews terms of the assumed leases to evaluate whether the terms are favorable or unfavorable relative to the market at the acquisition date. In the event the assumed leases are not at market terms, the Company recognizes an intangible asset for a lease with favorable terms and a liability if the terms of the lease are unfavorable.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2016 and 2015, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms.

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

Investment in Unconsolidated Joint Venture. The Company has a 90% equity interest in a limited liability company (treated as a joint venture under U.S. GAAP) that owns land for lease or for sale and, until December 2016, owned and operated a retail shopping center. The joint venture was determined to be a variable interest entity as it lacks sufficient equity to finance its activities without additional subordinated financial support. Despite having a majority equity interest, the Company does not have the power to direct the activities that most significantly impact the economic performance of the joint venture and, accordingly, is not required to consolidate the joint venture as its primary beneficiary. As a result, the Company uses the equity method to account for this investment.

Ownership of the retail shopping center was distributed to members of the limited liability company in December 2016. The operating agreement also contained an embedded purchase option which allowed the Company to purchase the entire interest of the other party to the venture after the expiration of a restricted period. The Company purchased the other member’s interest in December 2016 (see Note 4 — “Investments”).

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

Real Estate Investments. Real estate investments include real estate and the related assets purchased for investment purposes (see Note 4 — “Investments”).

Prior to August 16, 2016, there was one Acquisition, Development and Construction loan agreement (“ADC Arrangement”). Under the ADC Arrangement, the Company provided financing to the property developer for the acquisition, development, and construction of a retail shopping center. The Company also expected to participate in the residual profit resulting from the ultimate sale or other use of the property. Classification and accounting for the ADC Arrangement as a loan, an investment in real estate, or a joint venture was determined by the Company’s evaluation of the characteristics and the risks and rewards of the ADC Arrangement. Because the Company expected to receive more than 50% of the residual profit from the ADC Arrangement which had characteristics similar to a real estate investment, the costs of the real estate project were capitalized and interest was recognized in net investment income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

In addition, the Company considered any rights or features embedded in the ADC Arrangement that might require bifurcation and derivative accounting. Due to its participation in the expected residual profit, which was deemed a variable interest, the Company evaluated if the Company had the power to direct the activities that significantly impact the economic performance of the entity to which the Company provided financing for possible consolidation as the primary beneficiary under the Variable Interest Model as prescribed by FASB (see ADC Arrangement in Note 4 — “Investments”).

Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation, which is included in net investment income and allocated over the estimated useful life of the asset using the straight-line method of depreciation. Land is not depreciated. Real estate is evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable.

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) represent direct costs to acquire insurance contacts including premium taxes and commissions paid to outside agents at the time of collection of the policy premium. DAC is amortized over the life of the related policy in relation to the amount of gross premiums earned.

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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization, which is included in other operating expenses. Depreciation is calculated on a straight-line basis over the estimated useful lives as follows: building 39 years; computer hardware and software 3 years; and office and furniture equipment 3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Land is not depreciated. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

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

Intangible Assets. Intangibles consist of the value attributable to the acquired in-place leases and the primary, or anchor, tenant relationships. The value attributable to the anchor tenant relationship represents the economic benefits of having a nationally recognized retailer as the lead tenant, which draws traffic and other tenants to the retail center. These intangibles are amortized to expense over the related lease term. Amortization of the intangibles related to real estate investments is reflected in net investment income in the consolidated statement of income. The Company reviews these intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. In the event the Company determines the carrying value is not recoverable, an impairment loss is recorded in the Company’s consolidated statement of income.

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

Any embedded feature other than the conversion option is evaluated at issuance to determine if it is probable that such embedded feature will be exercised. If the Company concludes that the exercisability of that embedded feature is not probable, the embedded feature is considered to be non-substantive and would not impact the initial measurement and expected life of the debt instrument’s liability component.

Transaction costs related to issuing a debt instrument that embodies both liability and equity components are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are capitalized and presented as a deduction from the carrying value of the debt. Both debt discount and deferred debt issuance costs are amortized to interest expense over the expected life of the debt instrument using the effective interest method. Equity issuance costs are a reduction to the proceeds allocated to the equity component.

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

Reinsurance. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions. Amounts recoverable from reinsurers are estimated in a manner consistent with the applicable reinsurance contract or contracts. Reinsurance premiums and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of gross premiums earned. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers.

Certain of the Company’s current reinsurance contracts contain retrospective provisions including terms and conditions that adjust premiums, increase the amount of future coverage, or result in profit commissions based on the loss experience under the contracts. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments, profit

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

commissions and coverage changes are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments are reflected in the Company’s current operations and recorded in other assets until received upon the expiration of the contracts. Effective June 1, 2016, retrospective provisions include premium adjustments only.

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies and is included in gross premiums earned. Unearned premiums represent the portion of the premiums attributable to the unexpired policy term. The Company reviews its policy detail and establishes an allowance for any amount outstanding for more than 90 days. As of December 31, 2016 and 2015, there was no allowance required.

Policy Fees. Policy fees represent nonrefundable fees for insurance coverage, which are intended to reimburse a portion of the costs incurred to underwrite the policy. Policy fees are recognized ratably over the policy coverage period.

Florida Insurance Guaranty Association Assessments. The Company’s Florida insurance subsidiaries may be assessed by the state guaranty association. The assessments are intended to be used for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written during or following the year of insolvency. Liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated. The insurer is permitted by Florida statutes to recover the entire amount of assessments from in-force and future policyholders through policy surcharges. U.S. GAAP provides that the Company should record an asset based on the amount of written or obligated-to-write premiums and limited to the amounts recoverable over the life of the in-force policies.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2016, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2016 and 2015. Fair values for securities are based on the framework for measuring fair value established by U.S. GAAP (see Note 7 — “Fair Value Measurements”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards to employees is generally recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company’s restricted stock awards include service, market and performance conditions. As a result, restricted stock grants with market conditions are expensed over the derived service period for each separately vesting tranche. For awards with performance conditions, the Company recognizes compensation expense over the requisite service period when it is probable that the performance condition will be achieved. Compensation expense related to all awards is included in other operating expense. In addition, the Company receives and recognizes in additional paid-in capital a windfall tax benefit for certain stock option exercises during the period of exercise and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. This shortfall is charged to additional paid-in-capital in the consolidated statements of stockholders’ equity to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. For 2016 and 2015, all shortfall amounts were charged to additional paid-in-capital with no additional income tax expense recognized for these shortfalls.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted-average participating securities by the sum of total weighted-average common shares and participating securities (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. See Note 18 — “Earnings Per Share” for potentially dilutive securities at December 31, 2016, 2015 and 2014.

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

Note 3 — Recent Accounting Pronouncements

Accounting Standards Update No. 2016-18. In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows – Restricted Cash (Topic 230), which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the new standard, the Company should include in its cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. Appropriate disclosures and reconciliations pertaining to restricted cash should continue to be provided. ASU 2016-18 is effective beginning with the first quarter of 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position.

Accounting Standards Update No. 2016-17. In October 2016, the FASB issued Accounting Standards Update No. 2016-17 (“ASU 2016-17”), Consolidation – Interests Held Through Related Parties that are Under Common Control (Topic 810), which amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when determining whether it is the primary beneficiary of a variable interest entity. Under this new guidance, a single decision maker of a variable interest entity evaluating whether it is the primary beneficiary of a variable interest entity will need to consider its proportionate indirect interests in the variable interest entity held through a common control party as indirect interests. These interests were previously to be treated as the equivalent of direct interests. ASU 2016-17 is effective beginning with the first quarter of 2017. Early adoption is permitted. Application of this guidance is not expected to have any effect on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Accounting Standards Update No. 2016-16. In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (“ASU 2016-16”), Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which removes the existing exception that prohibits the recognition of income tax consequences of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. Under this new guidance, the Company will be required to defer the income tax effects of only intercompany transfers of inventory, recognizing all other income tax consequences of other intercompany transfers of assets. ASU 2016-16 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Accounting Standards Update No. 2016-15. In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230), which clarifies or provides specific guidance on how certain cash receipts and cash payments are presented and classified. Some of the guidelines that may have potential impact on the Company’s consolidated statements of cash flows are cash payments for debt prepayment, distributions received from equity method investments, and proceeds from the settlement of insurance claims. ASU 2016-15 is effective beginning with the first quarter of 2018. Early adoption is permitted, including adoption in an interim period. The Company did elect to early adopt ASU 2016-15 and has applied this new guidance retrospectively to each prior period presented. The adoption did not have a significant impact on the Company’s consolidated statements of cash flows.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 4 — Investments

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At December 31, 2016 and 2015, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,975	$—	$(36)	$1,939
Corporate bonds	75,538	607	(1,641)	74,504
State, municipalities, and political subdivisions	78,018	776	(488)	78,306
Exchange-traded debt	11,463	36	(237)	11,262
Redeemable preferred stock	237	3	(3)	237

Total	167,231	1,422	(2,405)	166,248
Equity securities	47,750	5,769	(484)	53,035

Total available-for-sale securities	$214,981	$7,191	$(2,889)	$219,283

As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$108	$5	$—	$113
Corporate bonds	42,560	74	(4,815)	37,819
State, municipalities, and political subdivisions	75,812	1,632	(120)	77,324
Exchange-traded debt	9,817	177	(565)	9,429
Redeemable preferred stock	317	8	(1)	324

Total	128,614	1,896	(5,501)	125,009
Equity securities	47,548	2,139	(1,450)	48,237

Total available-for-sale securities	$176,162	$4,035	$(6,951)	$173,246

In June 2016, the Company’s Alabama subsidiary, Homeowners Choice Assurance Company, Inc., voluntarily surrendered its certificate of authority to the Alabama Department of Insurance and formally terminated its plan to conduct business in the state of Alabama. As a result, a statutory deposit held in trust for the Treasurer of Alabama was released to the Company in July 2016. At December 31, 2015, the $113 of U.S. Treasury securities noted in the table above was held as a statutory deposit.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2016 and 2015 are as follows:

	December 31,
	2016		2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$2,656	$2,662	$3,282	$3,292
Due after one year through five years	49,915	50,023	32,833	32,651
Due after five years through ten years	90,360	89,332	71,120	67,113
Due after ten years	24,300	24,231	21,379	21,953

	$167,231	$166,248	$128,614	$125,009

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2016, 2015 and 2014 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2016
Fixed-maturity securities	$40,454	$604	$(79)

Equity securities	$23,127	$2,656	$(580)

Year ended December 31, 2015
Fixed-maturity securities	$53,711	$253	$(470)

Equity securities	$25,695	$1,327	$(1,718)

Year ended December 31, 2014
Fixed-maturity securities	$98,365	$4,096	$(98)

Equity securities	$16,810	$1,372	$(635)

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporary impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including-

•	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;

•	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;

•	general market conditions and industry or sector specific factors and other qualitative factors;

•	nonpayment by the issuer of its contractually obligated interest and principal payments; and

•	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Fixed-maturity Securities

Of two fixed-maturity securities with credit related losses existing at December 31, 2015, one matured with full payment of principal and interest and one was sold due to uncertainties surrounding the issuer’s restructuring plan. Prior to sale, the sold security’s remaining $202 of impairment loss was reclassified from comprehensive income and recognized in total other-than-temporary impairment losses in the Company’s consolidated statement of income. During 2016, three additional fixed-maturity securities were considered other-than-temporarily impaired, one of which the Company intends to sell in the near future. The Company intends to hold until maturity both of the remaining two fixed-maturity securities, each considered to have credit related losses. For the year ended December 31, 2016, the Company recognized $1,565 of impairment losses in the consolidated statement of income, representing $1,335 of additional losses recorded during the period and $230 of the net change recorded in other comprehensive income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

At December 31, 2015, the Company held two fixed-maturity securities with credit related losses that it intended to hold until maturity. For the year ended December 31, 2015, the Company recorded $705 of impairment losses on these fixed-maturity securities, of which $111 was considered other-than-temporarily impaired due to credit related losses, with the remaining amount of $594 related to non-credit factors. For the year ended December 31, 2014, there was no other-than-temporary loss related to fixed-maturity securities. The Company did not consider any of its fixed-maturity securities to be other-than-temporarily impaired at December 31, 2014.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income for available for sale fixed-maturity securities:

	2016	2015
Balance at January 1	$111	$—
Credit impairments on impaired securities	475	111
Additional credit impairments on previously impaired securities	293	—
Credit impaired security fully disposed of for which there was no prior intent or requirement to sell	(385)	—
Reduction due to increase in expected cash flows recognized over the remaining life of the previously impaired security	(19)	—

Balance at December 31	$475	$111

Equity Securities

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, the length of time each security has been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. At December 31, 2016, the Company had nine equity securities that were other-than-temporarily impaired. This compares to 17 equity securities and one equity security that were other-than-temporarily impaired at December 31, 2015 and 2014, respectively. The Company recognized impairment losses of $917, $4,570 and $107 in the consolidated statement of income for the years ended December 31, 2016, 2015 and 2014, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at December 31, 2016 and 2015, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
As of December 31, 2016

Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(36)	$1,939	$—	$—	$(36)	$1,939
Corporate bonds	(1,546)	43,859	(95)	2,814	(1,641)	46,673
State, municipalities, and political subdivisions	(441)	26,029	(47)	3,036	(488)	29,065
Exchange-traded debt	(191)	4,980	(46)	1,954	(237)	6,934
Redeemable preferred stock	(3)	47	—	—	(3)	47

Total fixed-maturity securities	(2,217)	76,854	(188)	7,804	(2,405)	84,658
Equity securities	(293)	10,042	(191)	3,209	(484)	13,251

Total available-for-sale securities	$(2,510)	$86,896	$(379)	$11,013	$(2,889)	$97,909

At December 31, 2016, there were 134 securities in an unrealized loss position. Of these securities, 20 securities had been in an unrealized loss position for 12 months or longer. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or more included $76 of other-than-temporary impairment losses related to non-credit factors.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
As of December 31, 2015

Fixed-maturity securities
Corporate bonds	$(3,667)	$24,196	$(1,148)	$3,278	$(4,815)	$27,474
State, municipalities, and political subdivisions	(107)	6,587	(13)	184	(120)	6,771
Exchange-traded debt	(565)	5,559	—	—	(565)	5,559
Redeemable preferred stock	(1)	129	—	—	(1)	129

Total fixed-maturity securities	(4,340)	36,471	(1,161)	3,462	(5,501)	39,933
Equity securities	(1,350)	15,748	(100)	1,460	(1,450)	17,208

Total available-for-sale securities	$(5,690)	$52,219	$(1,261)	$4,922	$(6,951)	$57,141

At December 31, 2015, there were 101 securities in an unrealized loss position. Of these securities, 10 securities had been in an unrealized loss position for 12 months or longer. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or more included $581 of other-than-temporary impairment losses related to non-credit factors.

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

	December 31, 2016			December 31, 2015
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$6,246	$6,428	16.50	$4,774	$7,888	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	7,358	1,360	1.76	4,713	3,320	1.76
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	11,333	—	66.58	11,689	—	65.79
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	4,326	5,766	0.18	2,754	7,016	0.18

Total	$29,263	$13,554		$23,930	$18,224

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Withdrawal is permitted upon at least 45 days’ written notice to the general partner. In December 2016, the Company provided notice of its intent to withdraw from this fund. Such withdrawal will be effective February 15, 2017.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority, the term of the fund may be extended for up to three additional one-year periods.

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

	Years Ended December 31,
	2016	2015
Operating results:
Total income	$310,998	$4,350
Total expenses	185,126	77,508

Net income (loss)	$125,872	$(73,158)

	December 31,
	2016	2015
Balance Sheet:
Total assets	$2,956,327	$288,351
Total liabilities	$63,813	$28,105

For the year ended December 31, 2016, the Company recognized net investment income of $1,207 for these investments. For the year ended December 31, 2015, the Company recognized net investment loss of $3,244. At December 31, 2016 and 2015, the Company’s cumulative contributed capital to the partnerships totaled $31,946 and $27,276, respectively, and the Company’s maximum exposure to loss aggregated $29,263 and $23,930, respectively. During the year ended December 31, 2016, the Company received total cash distributions of $544. There were no cash distributions received by the Company during the year ended December 31, 2015.

For the years ended December 31, 2016 and 2015, the Company recognized its share of earnings or losses based on the respective partnership’s statement of income. The carrying value of these investments approximates the amount the Company expected to recover at December 31, 2016 and 2015.

Investment in Unconsolidated Joint Venture

In 2014, Melbourne FMA, LLC, a wholly owned subsidiary, entered into an agreement with FMKT Sponsor, LLC to organize FMKT Mel JV, LLC (“FMJV”), a Florida limited liability company treated as a joint venture under U.S. GAAP to construct a retail shopping center for lease or for sale in Melbourne, Florida. Melbourne FMA and FMKT Sponsor initially contributed cash of $4,500 and $500, respectively, for equity interests in FMJV of 90% and 10%, respectively. The Company subsequently contributed additional cash of $525 to FMJV. FMJV is deemed a variable interest entity due to its lack of sufficient equity to finance its operations without direct or indirect additional financial support from parties to the joint venture. Although Melbourne FMA holds a majority interest in FMJV, certain major economic decisions specified in the agreement are not under Melbourne FMA’s control. As a result, Melbourne FMA is not the primary beneficiary and is not required to consolidate FMJV.

In addition, the agreement included FMKT Sponsor’s right of sale and first offer as well as an embedded option under which Melbourne FMA could purchase the entire interest of FMKT Sponsor. Under the right of sale and first offer, Melbourne FMA could either choose to purchase the interest of FMKT Sponsor in the developed property or approve the sale of the developed property to a third party buyer. Either party could initiate these provisions after the expiration of a restricted period.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

In January 2016, FMJV sold a portion of its outparcel land for gross proceeds of $829, of which $515 was used to repay a portion of the construction loan obtained for this project. FMJV recognized a $404 gain on the outparcel sale of which $383 was allocated to the Company in accordance with the profit allocation specified in the operating agreement. On December 15, 2016, FMJV distributed its entire equity interest in FMKT Mel Manager, LLC (“FMKT MGA”), its wholly owned subsidiary, to Melbourne FMA and FMKT Sponsor, each of which received 90% and 10%, respectively. In addition to operating a retail shopping center business, FMKT MGA owns land which includes two outparcels. Melbourne FMA accounted for this transaction as a business step acquisition using the fair value method and, as a result, recognized a $4,005 gain on remeasurement of previously held interest. The gain represents the difference between the fair value of the 90% equity interest and its carrying value under the equity method. The fair value of the equity interest is comprised of the fair value of FMKT MGA’s underlying assets primarily determined by an independent appraiser offset by the fair value of liabilities assumed on the date of distribution. Inputs used by the appraiser included, but were not limited to, information about market and surrounding environments, demographics, and the sale or rent of similar types of property within the vicinity. Due to their short-term nature, the carrying value of current assets and assumed liabilities, including a variable interest rate revolving credit line, approximated fair value. See Pineda Landings - Melbourne, Florida in Note 6 — “Business Acquisitions” for additional information. Subsequent to this distribution, both limited liability company members agreed to amend the operating agreement and remove the provisions with regard to Melbourne FMA’s purchase option as described above. As a result, Melbourne FMA does not have the purchase option with respect to certain outparcels that continue to be owned by the limited liability company.

At December 31, 2016 and 2015, the Company’s maximum exposure to loss relating to the variable interest entity was $2,102 and $4,787, respectively, representing the carrying value of the investment. At December 31, 2016 and 2015, there were undistributed losses of $147 and $148, respectively, from this equity method investment, the amounts of which were included in the Company’s consolidated retained income. The limited liability company members received no cash distributions during 2016, 2015 and 2014. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Years Ended December 31,
	2016	2015	2014
Operating results:
Total revenues	$—	$118	$—
Total expenses	—	257	25

Net income (loss)	$—	$(139)	$(25)

The Company’s share of net loss(a)	$—	$(125)	$(23)

(a)	Included in net investment income in the Company’s consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	December 31,
	2016	2015
Balance Sheet:
Construction in progress - real estate	$334	$277
Property and equipment, net	1,654	11,806
Cash	179	570
Accounts receivable	—	3
Other	180	1,008

Total assets	$2,347	$13,664

Accounts payable	$11	$125
Construction loan	—	8,063
Other liabilities	—	157
Members’ capital	2,336	5,319

Total liabilities and members’ capital	$2,347	$13,664

Investment in unconsolidated joint venture, at equity*	$2,102	$4,787

*	Included the 90% share of FMKT Mel JV’s operating results.

After the aforementioned distribution, FMJV’s assets at December 31, 2016 included primarily outparcels for lease or sale which has increased in value since the retail shopping center was completed. The Company determined that there was no impairment loss associated with these assets for the year ended December 31, 2016. The 2015 and 2014 results reflected expenses incurred during the initial development stage. Because the Company expected to incur such expenses during development of the property and prior to its occupancy, the Company determined there was no impairment loss for the years ended December 31, 2015 and 2014.

Real Estate Investments

Real estate investments include office and retail space that is leased to tenants, wet and dry boat storage, one restaurant, and fuel services with respect to marina clients and recreational boaters. There was one ADC Arrangement which terminated August 16, 2016. Real estate investments consist of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Land	$17,592	$13,134
Land improvements	9,336	1,505
Building	16,154	3,116
Tenant and leasehold improvements	872	—
Construction in progress*	3,404	2,906
Other	2,683	1,523

Total, at cost	50,041	22,184
Less: accumulated depreciation and amortization	(1,955)	(1,430)

Real estate, net	48,086	20,754
ADC Arrangement classified as real estate investment	—	10,200

Real estate investments	$48,086	$30,954

*	The project is being developed by the Company’s consolidated variable interest entity.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

During 2016, the Company acquired properties through two business acquisitions. See Note 6 — “Business Acquisitions” for additional information. Depreciation and amortization expense related to real estate investments was $531, $370 and $402, respectively, for the years ended December 31, 2016, 2015 and 2014.

ADC Arrangement

In June 2014, the Company’s wholly owned subsidiary, Greenleaf Capital, LLC, entered into the ADC Arrangement under which it agreed to provide financing up to a maximum of $9,785 for the acquisition, development and construction of a retail shopping center and appurtenant facilities. The loan amount was later increased from $9,785 to $10,200. Greenleaf Capital had an option to purchase the property upon the completion of the project with tenant rental commitments for at least 90% of the rentable space being secured. The purchase price would be calculated at maturity of the loan using a predetermined capitalization rate and the projected net operating income of the developed property. The loan had an initial term of 24 months and was extended until August 2016. The loan bore a fixed annual interest rate of 6% due monthly in arrears.

Under this ADC Arrangement, Greenleaf Capital provided substantially all funds necessary to complete the development and Greenleaf Capital would receive the entire residual profit of the developed property if it exercised the purchase option. Based on the characteristics of this ADC Arrangement, which were similar to those of an investment, combined with the expected residual profit being greater than 50%, the arrangement was accounted for and reported in the balance sheet at December 31, 2015 as a real estate investment.

Because of the purchase option and the substantial financial support provided by Greenleaf Capital, the developer, who had no equity interest in the property, was a variable interest entity. However, Greenleaf Capital’s involvement was solely as the lender on the mortgage loan with protective rights as the lender. Greenleaf Capital did not have power to direct the activities that most significantly impact economic performance of the variable interest entity. As a result, Greenleaf Capital was not the primary beneficiary and was not required to consolidate the variable interest entity. At December 31, 2015, the Company’s maximum exposure to loss relating to the variable interest entity was $10,200 representing the carrying value of the ADC Arrangement. There was no credit loss allowance established as of December 31, 2015 as management believed the credit risk associated with the ADC Arrangement was mitigated by the collateral used to secure the loan.

On August 16, 2016, the Company exercised the purchase option and acquired the retail shopping center and its appurtenant facilities. The transaction was accounted for as a business acquisition. See Sorrento Hills Village - Sorrento, Florida in Note 6 — “Business Acquisitions” for additional information. In addition, the Company received $10,200 plus accrued investment income of $74 in full settlement of the note receivable associated with the ADC Arrangement.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Consolidated Variable Interest Entity

The Company has an ongoing real estate development project in Riverview, Florida through a limited liability company treated under U.S. GAAP as a joint venture in which the Company’s subsidiary has a controlling financial interest and, as a result, it is the primary beneficiary. In addition, the Company is the sole source of funding for the development project. The following table summarizes the assets and liabilities related to this variable interest entity which are included in the accompanying consolidated balance sheets.

	December 31,
	2016	2015
Cash and cash equivalents	$65	$57
Construction in progress included in real estate investments	$3,404	$2,906
Accrued expenses	$68	$21

Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Available-for-sale securities:
Fixed-maturity securities	$4,641	$3,946	$3,343
Equity securities	3,452	3,710	2,364
Investment expense	(651)	(673)	(436)
Limited partnership investments	1,207	(3,244)	(90)
Real estate investments	(592)	(343)	(932)
Loss from unconsolidated joint venture	—	(125)	(23)
Cash and cash equivalents	984	650	662
Other	46	57	—

Net investment income	$9,087	$3,978	$4,888

At December 31, 2016, $203,139 or 72.6% of the Company’s cash and cash equivalents were deposited at three national banks and included $28,431 in three custodial accounts. At December 31, 2015, $150,048 or 56.0% of the Company’s cash and cash equivalents were deposited at three national banks and included $65,291 in three custodial accounts. At December 31, 2016 and 2015, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 5 — Comprehensive Income (Loss)

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

	Year Ended December 31, 2016
	Income Tax
	Before	Expense	Net of
	Tax	(Benefit)	Tax
Unrealized gain arising during the period	$7,317	$2,823	$4,494
Other-than-temporary impairment loss	2,482	957	1,525
Call and repayment losses charged to investment income	20	8	12
Reclassification adjustment for realized gains	(2,601)	(1,004)	(1,597)

Total other comprehensive income	$7,218	$2,784	$4,434

	Year Ended December 31, 2015
	Income Tax
	Before	Expense	Net of
	Tax	(Benefit)	Tax
Unrealized loss arising during the period	$(9,366)	$(3,613)	$(5,753)
Other-than-temporary impairment loss	4,681	1,806	2,875
Call and repayment losses charged to investment income	77	29	48
Reclassification adjustment for realized losses	608	235	373

Total other comprehensive loss	$(4,000)	$(1,543)	$(2,457)

	Year Ended December 31, 2014
	Income Tax
	Before	Expense	Net of
	Tax	(Benefit)	Tax
Unrealized gain arising during the period	$3,870	$1,493	$2,377
Other-than-temporary impairment loss	107	41	66
Call and repayment losses charged to investment income	28	11	17
Reclassification adjustment for realized gains	(4,735)	(1,827)	(2,908)

Total other comprehensive loss	$(730)	$(282)	$(448)

Note 6 — Business Acquisitions

Sorrento Hills Village - Sorrento, Florida

On August 16, 2016, the Company’s wholly owned subsidiary, Greenleaf Capital, LLC, assigned the right to purchase the developed property in the ADC Arrangement to its subsidiary, Sorrento PBX, LLC. Sorrento PBX simultaneously exercised the purchase option and acquired the property from Sorrento Retail Investments, LLC. The acquired assets included a retail shopping center and appurtenant facilities in Sorrento, Florida as well as existing tenant lease agreements to

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

use the property. The acquisition is part of the Company’s strategic plan to diversify its operations and investment portfolio. The purchase price was $12,250, which was determined using a predetermined capitalization rate and the projected net operating income of the property. The Company recognized a $2,071 gain on bargain purchase, resulting primarily from a favorable fair value at the date of acquisition as compared with the Company’s purchase price. The Company relied on an independent appraisal report, which is based on the weighted results of two valuation approaches, in determining the estimated fair values of the significant assets acquired. This acquisition was financed in part by the proceeds from the issuance of a 3.75% promissory note. See Note 13 — “Long-Term Debt” for additional information.

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

Pineda Landings - Melbourne, Florida

With regard to the 90% equity interest in FMKT MGA distributed by FMJV as described in Investment in Unconsolidated Joint Venture in Note 4 — “Investments,” the transaction was accounted for as a business step acquisition resulting in the assets acquired and liabilities assumed being recorded at fair value. Immediately following FMJV’s distribution of the 90% equity interest, the Company elected to purchase the remaining 10% noncontrolling interest from FMKT Sponsor, LLC and pay $2,064 in cash, plus an additional $200 upon the execution of one lease agreement that was not finalized as of the acquisition date. That lease agreement was executed in January 2017. The Company funded the consideration paid with $871 of its own cash and $1,193 of additional borrowing from FMKT MGA’s revolving credit facility.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The table below presents the fair values of the net assets acquired at the acquisition date:

Identifiable assets acquired and liabilities assumed:
Cash	$502
Land	2,857
Land improvements	4,671
Buildings	5,480
Intangibles	2,619
Tenant improvements	403
Building improvement	403
Other property and equipment	17
Other assets	940
Construction loan	(8,214)
Other liabilities	(550)

Total net assets acquired	9,128
Less:Carrying value of 90% equity method investment	(2,859)
Gain on remeasurement of previously held interest	(4,005)
Payable to the 10% joint venture partner	(200)

Cash paid to the 10% joint venture partner	$2,064

Subsequent to the acquisition date, the Company incurred an impairment loss of $388 resulting from the write-down of lease intangibles and other assets associated with the unexpected closure of one tenant’s business at this property.

The acquired businesses, in aggregate, contributed $426 of rental income and $460 of net loss to the Company for the period from the acquisition date to December 31, 2016. Pro forma results of operations are not presented as the effects of the acquisition were not material to the Company’s consolidated results of operations.

Note 7 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets.

Level 2	-	Other inputs that are observable for the assets, either directly or indirectly such as quoted prices for identical assets that are not observable throughout the full term of the asset.

Level 3	-	Inputs that are unobservable.

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

ADC Arrangement Classified as Real Estate Investment

As described in Note 4 — “Investments” under ADC Arrangement, the ADC Arrangement represented a financing agreement with a purchase option between Greenleaf Capital and a property developer. Based on the characteristics of this ADC Arrangement which are similar to those of an investment, combined with the expected residual profit being greater than 50%, the arrangement was included in real estate investments at its carrying value in the consolidated balance sheet as of December 31, 2015. Projected future cash inflows at maturity are discounted using a prevailing borrowing rate to estimate its fair value that relies on Level 3 inputs. This ADC Arrangement was terminated at the time the Company exercised the purchase option to acquire the related property in August 2016. This property was included in real estate investments at December 31, 2016.

Limited Partnership Investments

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company has interests in limited partnerships which are private equity funds. Pursuant to U.S. GAAP, these funds are required to use fair value accounting; therefore, the estimated fair value approximates the carrying value of these funds.

Revolving Credit Facility

The interest rate on the Company’s revolving credit facility is periodically adjusted based on the LIBOR rate plus a spread. As a result, its carrying value approximates fair value. See Note 12 — “Revolving Credit Facility.”

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Long-term debt

Long-term debt includes the Company’s 8% senior notes due 2020, 3.875% convertible senior notes due 2019, one promissory note due 2031 and one promissory note due in 2036. The 8% senior notes trade on the New York Stock Exchange. The estimated fair value of the 8% senior notes is based on the closing market price at each balance sheet date. The 3.875% convertible senior notes were sold in a private offering. The fair values of the 3.875% convertible senior notes and the promissory notes are estimated using a discounted cash flow method that relies on Level 3 inputs.

Assets Measured at Estimated Fair Value on a Recurring Basis:

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2016 and 2015:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2016
Financial Assets:
Cash and cash equivalents	$280,531	$—	$—	$280,531

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	1,939	—	—	1,939
Corporate bonds	73,519	985	—	74,504
State, municipalities, and political subdivisions	—	78,306	—	78,306
Exchange-traded debt	11,262	—	—	11,262
Redeemable preferred stock	237	—	—	237

Total fixed-maturity securities	86,957	79,291	—	166,248
Equity securities	53,035	—	—	53,035

Total available-for-sale securities	139,992	79,291	—	219,283

Total	$420,523	$79,291	$—	$499,814

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2015
Financial Assets:
Cash and cash equivalents	$267,738	$—	$—	$267,738

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	113	—	—	113
Corporate bonds	36,836	983	—	37,819
State, municipalities, and political subdivisions	—	77,324	—	77,324
Exchange-traded debt	9,429	—	—	9,429
Redeemable preferred stock	324	—	—	324

Total fixed-maturity securities	46,702	78,307	—	125,009
Equity securities	48,237	—	—	48,237

Total available-for-sale securities	94,939	78,307	—	173,246

Total	$362,677	$78,307	$—	$440,984

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2016 and 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of December 31, 2016 and 2015:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2016
Financial Assets:
Limited partnership investments	$29,263	$—	$—	$29,263	$29,263

Financial Liabilities:
Revolving credit facility	$9,463	$—	$—	$9,463	$9,463
Long-term debt:
8% Senior notes	$39,448	$—	$41,618	$—	$41,618
3.875% Convertible senior notes	81,988	—	—	84,696	84,696
4% Promissory note	8,660	—	—	8,664	8,664
3.75% Promissory note	8,767	—	—	8,506	8,506

Total long-term debt	$138,863	$—	$41,618	$101,866	$143,484

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2015
Financial Assets:
Limited partnership investments	$23,930	$—	$—	$23,930	$23,930
ADC Arrangement classified as real estate investment	$10,200	$—	$—	$10,140	$10,140

Financial Liabilities:
Long-term debt:
8% Senior notes	$39,231	$—	$41,103	$—	$41,103
3.875% Convertible senior notes	90,198	—	—	92,782	92,782

Total long-term debt	$129,429	$—	$41,103	$92,782	$133,885

Note 8 — Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2016	2015
Beginning balance	$18,602	$15,014
Policy acquisition costs deferred	35,905	39,812
Amortization	(37,868)	(36,224)

Ending balance	$16,639	$18,602

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2016, 2015 and 2014 was $37,868, $36,224 and $32,918, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 9 — Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2016	2015
Land	$1,642	$1,642
Building	7,932	7,804
Computer hardware and software	2,294	1,997
Office furniture and equipment	1,940	1,879
Tenant and leasehold improvements	3,250	3,144
Other	940	672

Total, at cost	17,998	17,138
Less: accumulated depreciation and amortization	(6,624)	(5,352)

Property and equipment, net	$11,374	$11,786

Depreciation and amortization expense under property and equipment was $1,272, $1,338 and $1,304, respectively, for the years ended December 31, 2016, 2015 and 2014.

Note 10 — Intangible Assets, net

The Company’s intangible assets, net consist of the following:

	December 31,
	2016	2015
Anchor tenants relationships	$1,761	$—
In-place leases	3,214	—

Total, at cost	4,975	—
Less: accumulated amortization	(76)	—

Intangible assets, net	$4,899	$—

In connection with the 2016 business acquisitions described in Note 6 — “Business Acquisitions,” the Company recognized $5,199 of intangible assets and recorded $77 of amortization expense for the year ended December 31, 2016. The remaining weighted-average amortization period as of December 31, 2016 was 16.9 years and 10.8 years for anchor tenants relationships and in-place leases, respectively, or 12.9 years in aggregate.

Amortization expense for intangible assets after December 31, 2016 is as follows:

Year	Amount
2017	$483
2018	483
2019	483
2020	476
2021	373
Thereafter	2,601

Total	$4,899

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 11 — Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2016	2015
Benefits receivable related to retrospective reinsurance contracts	$5,810	$35,716
Deferred costs related to retrospective reinsurance contracts	—	460
Prepaid expenses	1,581	904
Lease acquisition costs, net	615	—
Restricted cash	600	300
Other	2,736	1,748

Total other assets	$11,342	$39,128

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

Note 12 — Revolving Credit Facility

In connection with FMJV’s distribution of the 90% ownership interest in FMKT MGA as described in Investment in Unconsolidated Joint Venture in Note 4 — “Investments,” the Company assumed a liability to repay $8,214 under a secured credit agreement. The agreement provides that the Company may borrow up to $9,550, which is guaranteed by Greenleaf Capital and collateralized primarily by the retail shopping center in Melbourne, Florida. The credit agreement currently bears interest at a rate equal to LIBOR plus 2.7% per annum. The agreement has an initial maturity date on February 27, 2017. The Company has an option to convert the outstanding balance at the initial maturity date into a three-year mortgage loan payable in 36 monthly installments at a fixed interest rate equal to the adjusted nominal yield on non-inflation-indexed U.S. government securities plus 2.5% per annum. On December 15, 2016, the Company drew an additional $1,193 from this credit line, which was used towards the purchase of the 10% noncontrolling interest as described in Pineda Landings - Melbourne, Florida in Note 6 — “Business Acquisitions.” At December 31, 2016, the loan balance totaled $9,463, which was included in other liabilities in the Company’s 2016 consolidated balance sheet. For the year ended December 31, 2016, interest expense for this revolving credit facility totaled $235, of which $11 related to the period from December 15 to 31, 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 13 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2016	2015
8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019	89,990	103,000
4% Promissory note, due through February 1, 2031	8,821	—
3.75% Promissory note, due through September 1, 2036	8,924	—

Total principal amount	147,985	143,250
Less: unamortized discount and issuance costs	(9,122)	(13,821)

Total long-term debt	$138,863	$129,429

As of December 31, 2016, future maturities of long-term debt are as follows:

Year
2017	$783
2018	815
2019	90,837
2020	41,131
2021	915
Thereafter	13,504

Total	$147,985

Information with respect to interest expense related to long-term debt is as follows:

	Years Ended December 31,
	2016	2015	2014
Interest Expense:
Contractual interest	$7,315	$7,211	$7,201
Non-cash expense*	3,529	3,543	3,252

Total interest expense related to long-term debt	$10,844	$10,754	$10,453

*	Includes amortization of debt discount and issuance costs.

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

The senior notes contain customary restrictive covenants relating to merger, modification of the indenture, subordination, issuance of debt securities and sale of assets, the most significant of which include limitations with respect to certain designated subsidiaries on the incurrence of additional indebtedness or guarantees secured by any security interest on any shares of their capital stock. The senior note covenants also limit the Company’s ability to sell or otherwise dispose of any shares of capital stock of such designated subsidiaries. The senior note covenants do not contain any restrictions on the Company’s payment or declaration of dividends nor require a sinking fund to be established for the purpose of redemption. The Company was in compliance with the senior note covenants during 2016 and 2015.

The effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 8.7%.

3.875% Convertible Senior Notes

The Company’s Convertible Senior Notes (the “Convertible Notes”) were initially issued in a private offering for an aggregate principal amount of $103,000. The Convertible Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. The Convertible Notes bear interest at a rate of 3.875% per year, payable semiannually in arrears on March 15 and September 15 of each year. The Convertible Notes will mature on March 15, 2019 unless repurchased or converted prior to such date. The Company may not redeem the Convertible Notes prior to maturity unless requested by the note holders under certain events specified in the indenture.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

In conjunction with the issuance of the Convertible Notes, the Company entered into a prepaid stock repurchase forward contract to repurchase the Company’s common stock. See Note 19 — “Stockholders’ Equity” for the effect of the repurchase forward contract on earnings per share.

The effective interest rate, taking into account both cash and non-cash components, approximates 8.3%. As of December 31, 2016, the remaining amortization period of the debt discount was expected to be 2.2 years.

The following table summarizes information regarding the equity and liability components of the Convertible Notes:

	December 31,
	2016	2015
Principal amount	$89,990	$103,000
Unamortized discount	(6,795)	(10,871)

Liability component – net carrying value before issuance costs	$83,195	$92,129

Equity component – conversion, net of offering costs	$15,900	$15,900

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

Embedded Conversion Feature

Each $1 of principal of the Convertible Notes was initially convertible into 16.0090 shares of common stock, which is the equivalent of approximately $62.47 per share, subject to adjustment upon the occurrence of specified events, one of which is the payment of a cash dividend on common stock that exceeds $0.275 per share. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate. As of December 31, 2016, each $1 of Convertible Notes would have been convertible into 16.0969 shares of common stock, which was the equivalent of approximately $62.12 per share. The note holders may convert all or a portion of their Convertible Notes during specified periods as follows: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any ten consecutive trading-day period in which the trading price per $1 principal amount of the Convertible Notes is less than 98% of the product of the last reported sale price and the conversion rate on each such trading day; (3) if specified corporate events, including a change in control, occur; or (4) at any time on or after January 1, 2019.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The note holders who elect to convert their Convertible Notes in connection with a fundamental change as described in the indenture will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2016, none of the conditions allowing the note holders to convert had been met.

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

3.75% Promissory Note

In connection with the business acquisition described in Note 6 — Business Acquisitions, Sorrento PBX, LLC entered into a 20-year secured loan agreement for gross proceeds of $9,000. The loan proceeds were used to finance the acquisition. The loan bears a fixed annual interest rate of 3.75% and is collateralized by the acquired property and the assignment of associated lease agreements. Approximately $53 of principal and interest is payable in 240 monthly installments beginning October 1, 2016. The promissory note may be repaid in full after September 1, 2017 as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement. In addition, the lender may require full payment of the outstanding principal and unpaid interest on September 1, 2031 provided a written notice of its intention to call the note is given at least six months in advance.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 14 — Reinsurance

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance treaties and one quota share arrangement which was terminated effective May 31, 2016. The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions.

The impact of the catastrophe excess of loss reinsurance treaties and one quota share arrangement on premiums written and earned is as follows:

	Years Ended December 31,
	2016	2015	2014
Premiums Written:
Direct	$352,803	$393,009	$341,685
Assumed	14,388	3,329	65,968

Gross written	367,191	396,338	407,653
Ceded	(135,051)	(140,614)	(113,423)

Net premiums written	$232,140	$255,724	$294,230

Premiums Earned:
Direct	$372,699	$360,878	$332,175
Assumed	5,979	62,242	33,313

Gross earned	378,678	423,120	365,488
Ceded	(135,051)	(140,614)	(113,423)

Net premiums earned	$243,627	$282,506	$252,065

During the years ended December 31, 2016, 2015 and 2014, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At December 31, 2016 and 2015, there were 35 and 21 reinsurers, respectively, participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at December 31, 2016 and 2015. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of December 31, 2016 and 2015. In addition, based on the insurance ratings and the financial strength of the reinsurers, management believes there was no credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract as of December 31, 2016 and 2015. The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2016, 2015 and 2014 was 2.5%, 22.0%, and 13.2%, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Certain of the reinsurance contracts include retrospective provisions that adjust premiums or increase the amount of future coverage in the event losses are minimal or zero. Effective June 1, 2016, retrospective provisions include premium adjustments only. These adjustments are reflected in the consolidated statements of income as net reductions in ceded premiums of $12,677, $18,322 and $23,543, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively, of which $1,929, $2,797 and $2,592 relate to the Company’s contract with Oxbridge Reinsurance Limited (see Note 25 — “Related Party Transactions”). In June 2016, the Company received a total of $37,800 in cash benefits related to two retrospective reinsurance contracts that terminated May 31, 2016 of which $7,560 was received from Oxbridge. In September 2016, the Company received the final cash payment of $5,716 under the terms of the remaining retrospective reinsurance contract which terminated May 31, 2016.

In addition, these adjustments are reflected in other assets and prepaid reinsurance premiums. At December 31, 2016 and 2015, other assets included $5,810 and $36,176, respectively, of which $1,043 and $6,499 related to the contract with Oxbridge and prepaid reinsurance premiums included $2,152 and $2,625, respectively, of which $338 and $513 related to the contract with Oxbridge. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial position.

Note 15 — Losses and Loss Adjustment Expenses

The liability for losses and LAE is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported. See Loss and Loss Adjustment Expenses in Note 2 — “Summary of Significant Accounting Policies.”

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$51,690	$48,908	$43,686

Incurred related to:
Current year	104,128	78,325	75,810
Prior years	20,539	8,899	3,658

Total incurred	124,667	87,224	79,468

Paid related to:
Current year	(64,812)	(51,095)	(47,650)
Prior years	(41,053)	(33,347)	(26,596)

Total paid	(105,865)	(84,442)	(74,246)

Balance, end of year	$70,492	$51,690	$48,908

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the year ended December 31, 2016, the Company experienced development related to all prior years of $20,539. This increase is primarily attributable to the settlement and further development of older claims. The Company also experienced an increase in late reported claims, primarily claims related to the 2015 loss year. Trends involving assignment of insurance benefits and related litigation was a major driver that lead the Company to strengthen its loss reserves during the year.

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

The following is information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2015 to 2012 is presented as supplementary information and is unaudited.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Homeowners Multi-peril and Dwelling Fire Insurance (a)

						As of December 31, 2016
						Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (Not in Dollar Amounts(b)
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2012	2013	2014	2015	2016
2012	$66,391	$60,507	$64,061	$66,484	$67,036	$1,500	6,594
2013	—	57,533	69,932	69,906	72,020	2,504	6,991
2014	—	—	75,810	81,773	84,917	3,549	7,634
2015	—	—	—	78,017	90,902	9,920	7,561
2016	—	—	—	—	81,446	21,830	6,455

				Total	$396,321	$39,303

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2012	2013	2014	2015	2016
2012	$36,890	$53,203	$59,019	$62,814	$64,645
2013	—	40,240	57,374	64,257	68,106
2014	—	—	47,650	68,897	77,712
2015	—	—	—	50,939	76,042
2016	—	—	—	—	51,663

				Total	$338,168

	All outstanding liabilities before 2012, net of reinsurance				2,735

	Liabilities for losses and loss adjustment, net of reinsurance				$60,888

(a)	Excludes losses from Wind-only insurance (2012 through 2016) and Hurricane Matthew (2016).
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Homeowners Wind-only Insurance (a)*

						As of December 31, 2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					Total of IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident	For the Years Ended December 31,					on Reported	(Not in Dollar
Year	2012	2013	2014	2015	2016	Claims	Amounts)(b)
2015	$—	$—	$—	$308	$401	$25	100
2016	—	—	—	—	1,005	228	219

				Total	$1,406	$253

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2012	2013	2014	2015	2016
2015	$—	$—	$—	$156	$332
2016	—	—	—	—	689

				Total	$1,021

	All outstanding liabilities before 2012, net of reinsurance				—

	Liabilities for losses and loss adjustment, net of reinsurance				$385

*	The Company began writing Homeowners Wind-only insurance in 2015.
(a)	Excludes losses from multi-peril and dwelling fire insurance (2012 through 2016) and Hurricane Matthew (2016).
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Losses Specific to Hurricane Matthew (2016)

						As of December 31, 2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					Total of IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident	For the Years Ended December 31,					on Reported	(Not in Dollar
Year	2012	2013	2014	2015	2016	Claims	Amounts)(b)
2016	$—	$—	$—	$—	$21,414	$7,750	2,226

				Total	$21,414

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2012	2013	2014	2015	2016
2016	$—	$—	$—	$—	$12,227

				Total	$12,227

	All outstanding liabilities before 2012, net of reinsurance				—

	Liabilities for losses and loss adjustment, net of reinsurance				$9,187

(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

December 31, 2016

Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$60,888
Homeowners Wind-only insurance	385
Losses specific to Hurricane Matthew (2016)	9,187
Other short-duration insurance lines	32

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	70,492

Reinsurance recoverables	—

Total gross liability for unpaid losses and loss adjustment expenses	$70,492

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2016:

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance Years	1	2	3		4		5
Homeowners multi-peril and dwelling fire insurance	57.3%	25.2%	9.5%		5.5%		2.7%
Homeowners Wind-only insurance	53.7%	43.8%		*		*		*
Losses specific to Hurricane Matthew (2016)	57.0%	—	—		—		—

*	The Company began writing Homeowners Wind-only insurance in 2015.

Note 16 — Segment Information

The Company’s businesses consist of four operating divisions: property and casualty insurance, reinsurance, investment real estate and information technology. The Company’s chief executive officer who serves as the Company’s chief operating decision maker evaluates each division’s financial and operating performances based on revenue and operating income. The Company aggregates its operating divisions into segments based on organizational structure and revenue source.

Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance division are grouped together into one reportable segment under insurance operations. For the years ended December 31, 2016, 2015 and 2014, revenues from the Company’s insurance operations before intracompany elimination represented 95.5%, 97.5% and 97.2%, respectively, of total revenues of all operating segments. At December 31, 2016, 2015 and 2014, insurance operations’ total assets represented 87.9%, 91.8% and 94.1%, respectively, of the combined assets of all operating segments. There was no other operating division representing ten percent or more of the Company’s total revenues or combined assets. In addition, there was no other operating division representing ten percent or more, in absolute amount, of the combined profits of all operating divisions reporting a profit and combined losses of all operating divisions reporting a

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

loss. See Note 1 — “Nature of Operations” for a description of the Company’s insurance operations. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

	Insurance	Corporate/	Reclassification/
For the Year Ended December 31, 2016	Operations	Other(a)	Elimination	Consolidated
Revenue:
Net premiums earned	$243,627	$—	$—	$243,627
Net investment income (loss)	8,440	1,180	(533)	9,087
Net realized investment gains	2,450	151	—	2,601
Net other-than-temporary impairment losses	(2,467)	(15)	—	(2,482)
Policy fee income	3,914	—	—	3,914
Gain on repurchases of convertible senior notes	—	153	—	153
Gain on bargain purchase	—	2,071	—	2,071
Gain on remeasurement of previously held interest	—	4,005	—	4,005
Other	684	8,609	(7,823)	1,470

Total revenue	256,648	16,154	(8,356)	264,446

Expenses:
Losses and loss adjustment expenses	124,667	—	—	124,667
Amortization of deferred policy acquisition costs	37,868	—	—	37,868
Interest expense	—	11,079	—	11,079
Depreciation and amortization	158	1,722	(608)	1,272
Other operating expenses	31,351	19,101	(7,748)	42,704

Total expenses	194,044	31,902	(8,356)	217,590

Income before income taxes	$62,604	$(15,748)	$—	$46,856

	Insurance	Corporate/	Reclassification/
For the Year Ended December 31, 2015	Operations	Other(a)	Elimination	Consolidated
Revenue:
Net premiums earned	$282,506	$—	$—	$282,506
Net investment income (loss)	6,841	(1,966)	(897)	3,978
Net realized investment (losses) gains	(716)	108	—	(608)
Net other-than-temporary impairment losses	(4,606)	(75)	—	(4,681)
Policy fee income	3,496	—	—	3,496
Other	564	7,304	(6,607)	1,261

Total revenue	288,085	5,371	(7,504)	285,952

Expenses:
Losses and loss adjustment expenses	87,224	—	—	87,224
Amortization of deferred policy acquisition costs	36,224	—	—	36,224
Interest expense	—	10,754	—	10,754
Depreciation and amortization	185	1,523	(370)	1,338
Other operating expenses	30,665	20,689	(7,134)	44,220

Total expenses	154,298	32,966	(7,504)	179,760

Income before income taxes	$133,787	$(27,595)	$—	$106,192

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

	Insurance	Corporate/	Reclassification/
For the Year Ended December 31, 2014	Operations	Other(a)	Elimination	Consolidated
Revenue:
Net premiums earned	$252,065	$—	$—	$252,065
Net investment income (loss)	5,098	964	(1,174)	4,888
Net realized investment gains	4,426	309	—	4,735
Net other-than-temporary impairment losses	(107)	—	—	(107)
Policy fee income	2,820	—	—	2,820
Other	948	7,618	(6,859)	1,707

Total revenue	265,250	8,891	(8,033)	266,108

Expenses:
Losses and loss adjustment expenses	79,468	—	—	79,468
Amortization of deferred policy acquisition costs	32,918	—	—	32,918
Interest expense	—	10,453	—	10,453
Depreciation and amortization	158	1,548	(402)	1,304
Other operating expenses	30,591	18,043	(7,631)	41,003

Total expenses	143,135	30,044	(8,033)	165,146

Income before income taxes	$122,115	$(21,153)	$—	$100,962

(a)	Other revenue under corporate and other primarily consisted of rental income from investment properties and revenue from restaurant and marina businesses.

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	December 31,
	2016	2015
Segment:
Insurance Operations	$651,927	$591,101
Corporate and Other	116,849	88,412
Consolidation and Elimination	(98,712)	(42,527)

Total assets	$670,064	$636,986

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 17 — Income Taxes

A summary of income tax expense is as follows:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$14,918	$34,768	$36,651
State	2,666	5,856	6,222
Foreign	96	68	167

Total current taxes	17,680	40,692	43,040

Deferred:
Federal	182	(275)	(4,060)
State	(9)	(46)	(678)
Foreign	(18)	(40)	(4)

Total deferred taxes	155	(361)	(4,742)

Income tax expense	$17,835	$40,331	$38,298

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$16,395	35.0	$37,167	35.0	$35,337	35.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefits	1,710	3.6	3,783	3.6	3,601	3.6
Other	(270)	(0.5)	(619)	(0.6)	(640)	(0.7)

Income tax expense	$17,835	38.1	$40,331	38.0	$38,298	37.9

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax returns filed for the years ending December 31, 2015, 2014, and 2013 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify, if any, interest, and penalties arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no material amounts of interest or penalties for the years ended December 31, 2016, 2015 and 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Unearned premiums	$9,331	$8,794
Other-than-temporary impairment losses	1,246	1,839
Unrealized net losses on available-for-sale securities	—	1,125
Basis difference related to partnership investments	—	662
Losses and loss adjustment expenses	986	825
Organizational costs	61	72
Stock-based compensation	3,388	2,597
Accrued expenses	35	317
Unearned revenue	489	503
Bad debt reserve	3	1

Total deferred tax assets	15,539	16,735

Deferred tax liabilities:
Property and equipment	(1,792)	(1,437)
Intangible assets	(1,890)	—
Deferred policy acquisition costs	(6,601)	(7,371)
Unrealized net gain on available-for-sale securities	(1,659)	—
Basis difference related to convertible senior notes	(2,519)	(4,052)
Prepaid expenses	(412)	(347)
Other	(416)	(339)

Total deferred tax liabilities	(15,289)	(13,546)

Net deferred tax assets	$250	$3,189

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the deferred tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. Thus, the Company did not have a valuation allowance established as of December 31, 2016 or 2015.

A provision for income taxes has not been recorded for U.S. or additional foreign earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded was $623 as of December 31, 2016. The estimated unrecognized deferred tax liability related to these undistributed earnings is approximately $242 as of December 31, 2016. If the Company identifies an exception to its reinvestment policy of undistributed earnings, additional tax liabilities will be recorded.

Note 18 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and fully diluted earnings per common share is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2016

Net income	$29,021
Less: Income attributable to participating securities	(1,545)

Basic Earnings Per Share:
Income allocated to common stockholders	27,476	9,326	$2.95

Effect of Dilutive Securities:
Stock options	—	54
Convertible senior notes	4,244	1,493

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$31,720	10,873	$2.92

Year Ended December 31, 2015

Net income	$65,861
Less: Income attributable to participating securities	(3,398)

Basic Earnings Per Share:
Income allocated to common stockholders	62,463	9,602	$6.51

Effect of Dilutive Securities:
Stock options	—	102
Convertible senior notes	4,505	1,651

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$66,968	11,355	$5.90

Year Ended December 31, 2014

Net income	$62,664
Less: Preferred stock dividends	4
Less: Income attributable to participating securities	(4,318)

Basic Earnings Per Share:
Income allocated to common stockholders	58,350	9,888	$5.90

Effect of Dilutive Securities:
Stock options	—	137
Convertible preferred stock	(4)	20
Convertible senior notes	4,343	1,649

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$62,689	11,694	$5.36

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 19 — Stockholders’ Equity

Common Stock

In December 2016, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. The repurchase plan allows the Company to repurchase shares from time to time through December 31, 2017. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice.

In December 2015, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the year ended December 31, 2016, the Company repurchased and retired a total of 643,703 shares at a weighted average price per share of $31.07. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2016 was $20,026, or $31.11 per share.

In 2014, the Company’s Board of Directors authorized a plan to repurchase up to $40,000 of the Company’s common shares before commissions and fees. This one-year repurchase plan expired March 31, 2015. During the year ended December 31, 2015, the Company repurchased and retired a total of 37,869 shares at a weighted average price per share of $42.49. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2015 was $1,610, or $42.51 per share.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Prepaid Share Repurchase Forward Contract

In conjunction with the issuance of the Convertible Notes, the Company entered into a prepaid share repurchase forward contract (the “forward contract”) with Deutsche Bank AG, London Branch (the “forward counterparty”). Pursuant to the forward contract, the Company prepaid $29,923 of the net proceeds of the offering to repurchase 622,751 shares of the Company’s common stock, which shares will be delivered over a settlement period in 2019. The forward contract is subject to early settlement, in whole or in part, at any time prior to the final settlement date at the option of the forward counterparty, as well as early settlement or settlement with alternative consideration in the event of certain corporate transactions. In the event the Company pays any cash dividends on its common shares, the forward counterparty will pay an equivalent amount to the Company. The shares to be purchased under the prepaid forward contract will be treated as retired as of the effective date of the forward contract, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders votes.

The Company determined that the forward contract does not meet the characteristics of a derivative instrument and, as such, the transaction resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share.

Preferred Stock

Series A Cumulative Convertible Preferred Stock

As of December 31, 2016 and 2015, there were no Series A Cumulative Convertible Preferred Stock issued or outstanding.

Series B Junior Participating Preferred Stock (“Series B Preferred”)

In connection with the declaration of the Right dividends in 2013, the Company’s Board of Directors established and fixed the rights and preferences of the Series B Preferred. Of the authorized shares, the Company designated 400,000 shares as Series B Preferred. Each Series B Preferred will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per common share of the Company. In the event of liquidation, the holders of the Series B Preferred will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per common share. Each Series B Preferred will have 100 votes per share, voting together as one class on all matters submitted to a vote of shareholders of the Company. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each Series B Preferred will be entitled to receive 100 times the amount received per common share. The aforementioned rights of Series B Preferred are protected by customary anti-dilution provisions. As of December 31, 2016 and 2015, there were no Series B Preferred issued or outstanding.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Undesignated Preferred Stock

The Company is authorized to issue up to an additional 18,100,000 shares of preferred stock, no par value. The authorized but unissued and undesignated preferred stock may be issued in one or more series and the shares of each series shall have such rights as determined by the Company’s Board of Directors subject to the rights of the holders of the Series A Cumulative Convertible Preferred Stock and Series B Preferred.

Note 20 — Stock-Based Compensation

Incentive Plan

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. With respect to the 2012 Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. At December 31, 2016, there were 4,236,825 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2016, 2015 and 2014 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2014	280,000	$2.91	3.9 years	$14,166

Exercised	(50,000)	$2.50

Outstanding at December 31, 2014	230,000	$3.00	3.0 years	$9,256

Exercised	(120,000)	$2.82

Outstanding at December 31, 2015	110,000	$3.19	2.3 years	$3,482

Exercised	(60,000)	$2.50

Outstanding at December 31, 2016	50,000	$4.02	2.3 years	$1,773

Exercisable at December 31, 2016	50,000	$4.02	2.3 years	$1,773

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The following table summarizes information about options exercised, and the fair value of vested options for the years ended December 31, 2016, 2015 and 2014 (option amounts not in thousands):

	2016	2015	2014
Options exercised	60,000	120,000	50,000
Total intrinsic value of exercised options	$1,376	$4,551	$1,970
Fair value of vested stock options	$—	$—	$17
Tax benefits realized	$501	$1,697	$603

During the year ended December 31, 2015, a total of 120,000 options were exercised, of which 30,000 options were net settled by surrender of 2,013 shares. All outstanding stock options vested and their related compensation expense had been fully recognized prior to 2015. Compensation expense recognized for the year ended December 31, 2014 totaled approximately $6 and is included in other operating expenses. Deferred tax benefits related to stock options for the year ended December 31, 2014 were immaterial.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only performance or service-based conditions is based on the market value of the Company’s stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2016, 2015 and 2014 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2014	735,650	$25.48
Granted	108,720	$47.40
Vested	(193,825)	$27.48
Forfeited	(10,840)	$41.53

Nonvested at December 31, 2014	639,705	$28.33

Granted	83,260	$44.46
Vested	(59,695)	$30.13
Forfeited	(42,757)	$28.15

Nonvested at December 31, 2015	620,513	$30.33

Granted	142,440	$32.35
Vested	(47,152)	$42.27
Cancelled	(160,000)	$26.27
Forfeited	(13,298)	$39.06

Nonvested at December 31, 2016	542,503	$30.81

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $4,198, $5,212 and $8,104 for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, there was approximately $7,531 and $7,641, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 22 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Deferred tax benefits recognized	$1,619	$1,453	$3,126
Tax benefits realized for restricted stock and paid dividends	$140	$598	$1,477
Fair value of vested restricted stock	$1,993	$1,798	$5,326

The following presents assumptions used in a Monte Carlo simulation model to determine the fair value of the awards with market-based conditions:

2014
Expected dividends per share	$1.10
Expected volatility	42.1 – 46.6%
Risk-free interest rate	0.1 – 1.5%
Estimated cost of capital	11.5%
Expected life (in years)	4.00

During the years ended December 31, 2016 and 2015, no awards were issued with other than time-based vesting conditions.

Note 21 — Employee Benefit Plan

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2016, 2015 and 2014, the Company contributed approximately $415, $371 and $311, respectively, in matching contributions, which are included in other operating expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. As of December 31, 2016 and 2015, the amounts accrued under the gratuity plan were $42 and $28, respectively. In addition, the Company provides matching contributions with respect to two defined

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

contribution plans; the Provident Fund and the Employees State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $14, $9 and $13, respectively, for the years ended December 31, 2016, 2015 and 2014.

Note 22 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of December 31, 2016, the Company had contractual obligations related to multi-year reinsurance contracts. These contracts have effective dates of June 1, 2016 and may be cancelled only with the other party’s consent. The future minimum aggregate premiums payable to the reinsurers is $19,400 due in 2017 and 2018.

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

Provided the leases are not early terminated, minimum future rental payments under operating leases after December 31, 2016 are as follows:

Year	Amount
2017	$191
2018	126
2019	132
2020	139
2021	146

Total minimum future payments	$734

Rental expense under all facility leases was $333, $304 and $222, respectively, during the years ended December 31, 2016, 2015 and 2014.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Provided the agreement is not early terminated, minimum future payments under the service agreement after December 31, 2016 are as follows:

Year	Amount
2017	$22
2018	22
2019	24
2020	25
2021	26

Total minimum future payments	$119

Rental Income

The Company’s headquarters is located on real estate that consists of 3.5 acres of land, a three-story building with gross area of 122,000 square feet, and a four-level parking garage. This facility is used by the Company and its subsidiaries. In addition, the Company has rental income from two recently acquired retail shopping centers (See Note 6 — “Business Acquisitions”). The Company leases available space at the Company’s headquarters and at three of its investment properties to non-affiliates at various terms.

Expected annual rental income due under non-cancellable operating leases for all properties and other investments owned at December 31, 2016 is as follows:

Year	Amount
2017	$2,669
2018	2,603
2019	2,496
2020	2,263
2021	1,819
Thereafter	11,983

Total	$23,833

Insurance Assessments and Surcharges

As a direct premium writer in the state of Florida, HCPCI was subject to mandatory assessments by Citizens and the Florida Hurricane Catastrophe Fund (“FHCF”). These assessments were paid based on a percentage of the Company’s direct written premium by line of business. Effective January 1, 2015, the FHCF assessment imposed on all property insurance policies was removed. For the year ended December 31, 2014, HCPCI paid assessments to FHCF amounting to $4,481. In addition, the Citizens assessment was eliminated effective July 1, 2015. HCPCI paid assessments to Citizens of $2,756 and $3,447, respectively, for the years ended December 31, 2015 and 2014. These assessments were recorded as a surcharge in premium billings to insureds. The Citizens surcharge rate in effect during the first five-months of 2015 was 1.0%. As of December 31, 2014, the surcharge rates in effect for FHCF and Citizens were 1.3% and 1.0%, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At December 31, 2016, there was an aggregate unfunded balance of $13,554.

Premium Tax

During the period from September 2013 to December 2015, the Company worked with the Florida Department of Revenue (“the Department”) in connection with the Department’s audit of and proposed adjustments to the Company’s premium tax returns for the three-year period ended December 31, 2012. In December 2015, the Department issued its Notice of Decision indicating the Company owed approximately $38 in full settlement of the premium tax and related interest, which the Company paid in February 2016. As part of the negotiated settlement, the Company was also required to file and pay reemployment taxes with respect to certain subsidiaries. These filings resulted in net refunds to the Company totaling $57. Thus, the Company realized a net benefit of $19. Management believes this matter is fully resolved.

Litigation

In December 2014, the company received two nearly identical letters from a single law firm representing two individual shareholders demanding the Company take action against its directors to remedy alleged damages to the Company. The Company, each of the directors and the two shareholders agreed to a settlement. The directors agreed to cancel portions of their restricted stock awards aggregating 160,000 restricted shares, including 100,000 restricted shares issued to the Company’s chief executive officer. Those restricted shares were cancelled March 2, 2016. As a result, the Company’s results of operations for the year ended December 31, 2015 included $936 of expense related to this settlement, primarily expense related to the reclassification from retained earnings of dividends paid through December 2015 and expense related to the acceleration and recognition of the unamortized portion of accounting expense determined at the grant date. The board members and the Company also agreed to implement certain non-financial corporate governance changes. During 2016, the board had consulted an independent compensation expert in determining the chief executive’s equity based compensation for 2017. The Company is not aware of any other pending shareholder demands.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 23 — Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2016, 2015 and 2014.

	Three Months Ended
	03/31/16	06/30/16	09/30/16	12/31/16
Net premiums earned	$58,447	$58,528	$63,300	$63,352
Total revenue	60,747	61,520	69,808	72,371
Losses and loss adjustment expenses	27,080	26,272	25,909	45,406
Policy acquisition and other underwriting expenses	11,110	10,879	10,536	10,117
Interest expense	2,829	2,611	2,672	2,967
Total expenses	51,050	50,291	49,779	66,470
Income before income taxes	9,697	11,229	20,029	5,901
Net income	6,056	7,024	11,333	4,608
Comprehensive income	7,846	10,742	12,487	2,380
Net income available to common stockholders	6,056	7,024	11,333	4,608
Earnings per share:
Basic	$0.60	$0.71	$1.17	$0.47
Diluted*	$0.60	$0.71	$1.10	$0.47

*	During the quarters ended March 31, 2016, June 30, 2016 and December 31, 2016, the convertible senior notes were antidilutive.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 24 — Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the Florida Business Corporation Act and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 2016, without prior regulatory approval, $110,398 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2017. The following briefly describes certain related and other requirements and restrictions imposed by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

Florida

HCPCI and TypTap, which are domiciled in Florida, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Florida Department of Financial Services, Office of Insurance Regulation, which Florida utilizes for determining solvency under the Florida Insurance Code (the “Code”). The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Florida. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from entity to entity within a state, and may change in the future.

The Code requires HCPCI to maintain capital and surplus equal to the greater of 10% of their respective liabilities or a statutory minimum as defined in the Code. TypTap, the Company’s insurance subsidiary organized in 2015, is subject to a consent order that requires TypTap to maintain minimum capital and surplus of $20,000 during each of the three years ending December 31, 2018. At December 31, 2016, HCPCI and TypTap were required to maintain minimum capital and surplus of $22,550 and $20,000, respectively. At December 31, 2015, HCPCI was required to maintain minimum capital and surplus of $20,662. TypTap was approved by the FLOIR in January 2016. HCPCI and TypTap were in compliance with these requirements at December 31, 2016 and 2015.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2016, 2015 and 2014, HCPCI’s statutory-basis capital and surplus was approximately $183,000, $195,000 and $168,000, respectively. HCPCI had statutory-basis net income of approximately $5,900, $57,400 and $48,900 for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, TypTap’s statutory-basis capital and surplus was approximately $25,000. TypTap had a statutory-basis net loss of approximately $364 for the year ended December 31, 2016. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Since inception, HCPCI and TypTap, each has maintained a cash deposit with the Insurance Commissioner of the state of Florida, in the amount of $300, to meet regulatory requirements.

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

As a result, HCPCI was qualified to make dividend payments at December 31, 2016, 2015 and 2014.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-capital surplus ratios. Florida state law requires that the ratio of 90% of written premiums divided by surplus as to policyholders does not exceed 10 to 1 for gross written premiums or 4 to 1 for net written premiums. The ratio of gross and net written premium to surplus is summarized below:

Years Ended December 31,
	2016	2015	2014
HCPCI:
Gross	1.81 to 1	1.85 to 1	2.21 to 1
Net	1.07 to 1	1.00 to 1	1.50 to 1
TypTap:
Gross	0.09 to 1	*	*
Net	0.07 to 1	*	*

*	TypTap began operations in 2016.

Alabama

HCA, an Alabama domiciled insurance subsidiary, was organized in 2013. HCA was required to maintain minimum paid-in capital of $500. In addition, HCA must maintain a minimum deposit in trust of $100 with the Treasurer of Alabama. At December 31, 2015 and 2014, HCA’s statutory capital and surplus was $1,917 and $1,926, respectively. In June 2016, HCA voluntarily surrendered its certificate of authority to the Alabama Department of Insurance and, as a result, formally terminated its plan to conduct business in the state of Alabama. The withdrawal was effective on June 30, 2016 and HCA was dissolved in December 2016.

Bermuda

The Bermuda Monetary Authority requires Claddaugh to maintain minimum capital and surplus of $2,000. At December 31, 2016 and 2015, Claddaugh’s statutory capital and surplus was $62,939 and $74,171, respectively. Claddaugh’s statutory net profit was $13,178, $9,883 and $1,980, respectively, for the years ended December 31, 2016, 2015 and 2014. There were no cash dividends paid by Claddaugh during 2016, 2015 and 2014.

HCPCI and TypTap are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. These requirements also applied to HCA during 2015 and 2014. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2016 and 2015, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2016, the combined statutory capital and surplus, minimum RBC requirement, and minimum capital and surplus of the Company’s U.S. insurance subsidiaries were approximately $207,927, $54,448, and $42,550, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

As of December 31, 2016 and 2015, restricted net assets represented by the Company’s insurance subsidiaries amounted to $148,999 and $130,458, respectively.

Note 25 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled reinsurance subsidiary, has a reinsurance agreement with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from the Company’s insurance subsidiary, HCPCI, is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2014 through May 31, 2015, Oxbridge assumed $8,800 of the total covered exposure for approximately $3,720 in premiums. With respect to the period from June 1, 2015 through May 31, 2016, Oxbridge assumed $11,600 of the total covered exposure for $3,340 in premiums. With respect to the period from June 1, 2016 through May 31, 2017, Oxbridge assumed $6,000 of the total covered exposure for approximately $3,400 in premiums. In addition, HCPCI had a reinsurance treaty with Oxbridge for the period from June 1, 2014 through May 31, 2015 under which Oxbridge assumed $9,000 of the total covered exposure for approximately $1,215 in premiums. See Note 14 — “Reinsurance” – which includes the amounts due from and paid by Oxbridge during the years ended December 31, 2016 and 2015 with respect to benefits accrued in connection with the Oxbridge agreements. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into trust accounts to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets may be withdrawn by Claddaugh, the trust beneficiary, in the event amounts are due under the Oxbridge reinsurance agreement. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

During 2014, 2015 and 2016, one of the Company’s directors was a partner at a law firm that performs certain of the Company’s corporate legal matters. He retired from the practice of law on January 31, 2017. Fees incurred with respect to this law firm for the years ended December 31, 2016, 2015 and 2014 were approximately $32, $50 and $47, respectively. At December 31, 2016, $10 of the $32 incurred for 2016 was unpaid.

In connection with the acquisition of Pineda Landings described in Note 6 — “Business Acquisition,” the Company incurred and paid $20 of legal fees in 2016 for services provided by a law firm that specializes in real estate transactions at which one immediate family member of the Company’s directors is employed.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Note 26 — Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$2,297	$2,282
Fixed-maturity securities, available for sale, at fair value	4,483	4,307
Equity securities, available for sale, at fair value	7,289	6,598
Limited partnership investments, at equity	21,906	19,217
Investment in subsidiaries	411,398	361,664
Property and equipment, net	664	860
Income tax receivable	1,563	—
Other assets	940	784

Total assets	$450,540	$395,712

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$2,952	$3,674
Income tax payable	—	1,279
Deferred income taxes, net	949	2,226
Long-term debt	121,436	129,429
Due to related parties	81,457	21,382

Total liabilities	206,794	157,990
Total stockholders’ equity	243,746	237,722

Total liabilities and stockholders’ equity	$450,540	$395,712

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2016	2015	2014
Net investment income (loss)	$1,204	$(2,401)	$739
Net realized gains	151	108	309
Other-than-temporary impairment losses	(15)	(75)	—
Gain on repurchases of convertible senior notes	153	—	—
Other income	—	30	120
Interest expense	(10,346)	(10,754)	(10,453)
Operating expenses	(5,158)	(7,346)	(7,745)

Loss before income tax benefit and equity in income of subsidiaries	(14,011)	(20,438)	(17,030)
Income tax benefit	4,878	7,835	6,462

Net loss before equity in income of subsidiaries	(9,133)	(12,603)	(10,568)
Equity in income of subsidiaries	38,154	78,464	73,232

Net income	$29,021	$65,861	$62,664

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Statements of Cash Flows
	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$29,021	$65,861	$62,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,878	4,341	5,502
Net realized investment gains	(151)	(108)	(309)
Amortization of premiums on investments in fixed-maturity securities	—	1	—
Depreciation and amortization	3,899	3,996	3,712
(Income) loss from limited partnership investments	(523)	3,277	90
Distributions from limited partnership interests	544	12	—
Other-than-temporary impairment losses	15	75	—
Gain on repurchases of convertible senior notes	(153)	—	—
Equity in income of subsidiaries	(38,154)	(78,464)	(73,232)
Deferred income taxes	(1,542)	(3,218)	(2,058)
Changes in operating assets and liabilities:
Income taxes receivable	(1,563)	2,596	(814)
Other assets	(129)	228	629
Accrued expenses and other liabilities	(716)	689	1,116
Income taxes payable	(1,518)	1,279	—
Due to related parties	60,075	(14,831)	11,520

Net cash provided by (used in) operating activities	51,983	(14,266)	8,820

Cash flows from investing activities:
Investment in limited partnership interest	(2,710)	(19,956)	(2,640)
Purchase of fixed-maturity securities	(371)	(384)	(2,616)
Purchase of equity securities	(2,853)	(3,196)	(7,000)
Purchases of property and equipment	(202)	(371)	(277)
Proceeds from sales of fixed-maturity securities	423	259	—
Proceeds from calls, repayments and maturities of fixed-maturity securities	130	—	—
Proceeds from sales of equity securities	2,602	5,475	5,212
Dividends received from subsidiary	19,000	92,700	—
Investment in subsidiaries	(25,250)	(78,536)	(8,402)

Net cash used in investing activities	(9,231)	(4,009)	(15,723)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts, unless otherwise stated)

Statements of Cash Flows (Continued)

	Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Repurchases of common stock	(464)	(792)	(643)
Repurchases of common stock under share repurchase plan	(20,026)	(1,610)	(38,354)
Cash dividends paid to stockholders	(12,438)	(12,428)	(12,355)
Cash dividends received under share repurchase forward contract	747	747	685
Proceeds from exercise of stock options	150	263	125
Repurchases of convertible senior notes	(11,347)	—	—
Redemption of Series A preferred stock	—	—	(34)
Debt issuance costs paid	—	—	(234)
Tax benefits on stock-based compensation	641	2,295	2,080

Net cash used in financing activities	(42,737)	(11,525)	(48,730)

Net increase (decrease) in cash and cash equivalents	15	(29,800)	(55,633)
Cash and cash equivalents at beginning of year	2,282	32,082	87,715

Cash and cash equivalents at end of year	$2,297	$2,282	$32,082

Note 27 — Subsequent Events

On January 16, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends are scheduled for payment on March 17, 2017 to stockholders of record on February 17, 2017.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2016). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Dixon Hughes Goodman, LLP, an independent registered public accounting firm, has audited the 2016 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2016 and 2015 provided by Dixon Hughes Goodman, LLP, our principal accountant:

	2016	2015
Audit fees (a)	$388	$317
All other fees (b)	—	65

	$388	$382

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above.

The Audit Committee pre-approved all 2016 engagements and fees for services provided by our principal accountant.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

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

(3)	Exhibits: See the exhibit listing set forth below:

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2016 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011. See Exhibit 10.89

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 4, 2016.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.9	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Claddaugh). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.10	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2016, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.12	Property Catastrophe First Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.13	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2016 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.14	Property Catastrophe Third Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.15	Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013. See Exhibit 10.96

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.89**	Employment Agreement between Paresh Patel and HCI Group, Inc. dated December 30, 2016. Incorporated by reference to the exhibit numbered 99.1 to our Form 8-K filed December 30, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.96**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Martin Traber and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 11, 2017.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

February 22, 2017	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 22, 2017	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

February 22, 2017	By	/s/ Richard R. Allen
Richard R. Allen, Chief Financial Officer
(Principal Financial and Accounting Officer)

February 22, 2017	By	/s/ George Apostolou
George Apostolou, Director

February 22, 2017	By	/s/ Wayne Burks
Wayne Burks, Director

February 22, 2017	By	/s/ James Macchiarola
James Macchiarola, Director

February 22, 2017	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

February 22, 2017	By	/s/ Harish M. Patel
Harish M. Patel, Director

February 22, 2017	By	/s/ Gregory Politis
Gregory Politis, Director

February 22, 2017	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

February 22, 2017	By	/s/ Martin A. Traber
Martin A. Traber, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.