Form 10-Q
period 2017-03-31
HCI Group, Inc.
filed 2017-05-05
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on April 27, 2017 was 9,864,878.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $172,476 and $167,231, respectively)	$172,774	$166,248
Equity securities, available for sale, at fair value (cost: $51,948 and $47,750, respectively)	57,464	53,035
Limited partnership investments, at equity	20,351	29,263
Investment in unconsolidated joint venture, at equity	1,710	2,102
Real estate investments (Note 3 – Consolidated Variable Interest Entity)	48,725	48,086

Total investments	301,024	298,734
Cash and cash equivalents (Note 3 – Consolidated Variable Interest Entity)	407,937	280,531
Accrued interest and dividends receivable	1,815	1,654
Income taxes receivable	—	2,811
Premiums receivable	17,631	17,276
Prepaid reinsurance premiums	12,393	24,554
Deferred policy acquisition costs	15,372	16,639
Property and equipment, net	11,715	11,374
Intangible assets, net	4,777	4,899
Deferred income taxes, net	—	250
Other assets (Note 3 – Consolidated Variable Interest Entity)	15,477	11,342

Total assets	$788,141	$670,064

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$69,911	$70,492
Unearned premiums	155,538	175,803
Advance premiums	17,065	4,651
Assumed reinsurance balances payable	4,325	3,294
Accrued expenses (Note 3 – Consolidated Variable Interest Entity)	8,986	6,513
Income taxes payable	4,929	—
Deferred income taxes, net	5,532	—
Long-term debt	272,982	138,863
Other liabilities (Note 3 – Consolidated Variable Interest Entity)	16,703	26,702

Total liabilities	555,971	426,318

Commitments and contingencies (Note 15)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 9,058,002 and 9,662,761 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	—	—
Additional paid-in capital	—	8,139
Retained income	228,598	232,964
Accumulated other comprehensive income, net of taxes	3,572	2,643

Total stockholders’ equity	232,170	243,746

Total liabilities and stockholders’ equity	$788,141	$670,064

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenue

Gross premiums earned	$91,619	$98,819
Premiums ceded	(28,583)	(40,372)

Net premiums earned	63,036	58,447

Net investment income	2,834	1,490
Net realized investment income (losses)	715	(75)
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(213)	(408)
Portion of loss recognized in other comprehensive income, before taxes	—	(267)

Net other-than-temporary impairment losses	(213)	(675)
Policy fee income	908	1,007
Gain on repurchases of convertible senior notes	—	153
Other	433	400

Total revenue	67,713	60,747

Expenses

Losses and loss adjustment expenses	25,529	27,080
Policy acquisition and other underwriting expenses	9,649	11,110
Salaries and wages	5,003	5,384
Interest expense	3,542	2,829
Other operating expenses	4,848	4,647

Total expenses	48,571	51,050

Income before income taxes	19,142	9,697

Income tax expense	7,122	3,641

Net income	$12,020	$6,056

Basic earnings per share	$1.27	$0.60

Diluted earnings per share	$1.15	$0.60

Dividends per share	$0.35	$0.30

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$12,020	$6,056

Other comprehensive income:
Change in unrealized gain on investments:
Net unrealized gain arising during the period	2,013	2,163
Other-than-temporary impairment loss charged to income	213	675
Call and repayment losses charged to investment income	1	1
Reclassification adjustment for net realized (gains) losses	(715)	75

Net change in unrealized gain	1,512	2,914
Deferred income taxes on above change	(583)	(1,124)

Total other comprehensive income, net of income taxes	929	1,790

Comprehensive income	$12,949	$7,846

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$12,020	$6,056
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,102	981
Net amortization of premiums on investments in fixed-maturity securities	230	102
Depreciation and amortization	1,901	1,375
Deferred income tax benefit	(646)	(408)
Net realized investment (gains) losses	(715)	75
Other-than-temporary impairment losses	213	675
Income from unconsolidated joint venture	(172)	(287)
Distribution received from unconsolidated joint venture	147	—
Gain on repurchases of convertible senior notes	—	(153)
Net (income) loss from limited partnership interests	(772)	869
Distributions received from limited partnership interests	272	—
Foreign currency remeasurement gain	(47)	(1)
Other	116	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(161)	(44)
Income taxes	7,740	3,975
Premiums receivable	(355)	930
Prepaid reinsurance premiums	12,161	23,824
Deferred policy acquisition costs	1,267	2,149
Other assets	(4,483)	(5,592)
Losses and loss adjustment expenses	(581)	1,581
Unearned premiums	(20,265)	(23,259)
Advance premiums	12,414	11,871
Assumed reinsurance balances payable	1,031	3
Accrued expenses and other liabilities	1,839	2,569

Net cash provided by operating activities	24,256	27,291

Cash flows from investing activities:
Investments in limited partnership interests	(2,346)	(1,668)
Distributions received from limited partnership interests	11,758	—
Distribution from unconsolidated joint venture	417	—
Purchase of property and equipment	(640)	(272)
Purchase of real estate investments	(1,119)	(138)
Purchase of fixed-maturity securities	(10,336)	(4,930)
Purchase of equity securities	(10,625)	(4,072)
Proceeds from sales of fixed-maturity securities	4,439	1,100
Proceeds from calls, repayments and maturities of fixed-maturity securities	380	40
Proceeds from sales of equity securities	7,271	4,354

Net cash used in investing activities	(801)	(5,586)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Cash dividends paid	(3,596)	(3,188)
Cash dividends received under share repurchase forward contract	218	187
Proceeds from issuance of long-term debt	143,859	9,200
Repurchases of convertible senior notes	—	(11,347)
Repayment of debt	(215)	(37)
Repurchases of common stock	(30,005)	(212)
Repurchases of common stock under share repurchase plan	(1,550)	(6,007)
Debt issuance costs	(4,806)	(177)
Tax benefits on stock-based compensation	—	50

Net cash provided by (used in) financing activities	103,905	(11,531)

Effect of exchange rate changes on cash	46	1

Net increase in cash and cash equivalents	127,406	10,175
Cash and cash equivalents at beginning of period	280,531	267,738

Cash and cash equivalents at end of period	$407,937	$277,913

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$29	$23

Cash paid for interest	$2,829	$2,850

Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$929	$1,790

Conversion of revolving credit facility to long-term debt	$9,441	$—

Payable on purchases of available-for-sale securities	$—	$2

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For Three Months Ended March 31, 2017

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Capital	Income	of Tax	Equity
Balance at December 31, 2016	9,662,761	$—	$8,139	$232,964	$2,643	$243,746
Net income	—	—	—	12,020	—	12,020
Total other comprehensive income, net of income taxes	—	—	—	—	929	929
Issuance of restricted stock	45,000	—	—	—	—	—
Forfeiture of restricted stock	(926)	—	—	—	—	—
Repurchase and retirement of common stock	(420,217)	—	(20,605)	—	—	(20,605)
Repurchase and retirement of common stock under share repurchase plan	(37,516)	—	(1,550)	—	—	(1,550)
Repurchase of common stock under prepaid forward contract	(191,100)	—	(9,400)	—	—	(9,400)
Equity component on 4.25% convertible senior notes (net of offering costs of $543)	—	—	15,151	—	—	15,151
Deferred taxes on debt discount	—	—	(5,845)	—	—	(5,845)
Common stock dividends	—	—	—	(3,378)	—	(3,378)
Stock-based compensation	—	—	1,102	—	—	1,102
Additional paid-in capital shortfall charged to retained income	—	—	13,008	(13,008)	—	—

Balance at March 31, 2017	9,058,002	$—	$—	$228,598	$3,572	$232,170

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

For Three Months Ended March 31, 2016

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss, Net	Total Stockholders’
	Shares	Amount	Capital	Income	of Tax	Equity
Balance at December 31, 2015	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722
Net income	—	—	—	6,056	—	6,056
Total other comprehensive income, net of income taxes	—	—	—	—	1,790	1,790
Forfeiture of restricted stock	(750)	—	—	—	—	—
Cancellation of restricted stock	(160,000)	—	—	—	—	—
Repurchase and retirement of common stock	(6,892)	—	(212)	—	—	(212)
Repurchase and retirement of common stock under share repurchase plan	(186,858)	—	(6,007)	—	—	(6,007)
Common stock dividends	—	—	—	(3,001)	—	(3,001)
Tax benefits on stock-based compensation	—	—	50	—	—	50
Tax shortfalls on stock-based compensation	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	981	—	—	981

Balance at March 31, 2016	9,937,756	$—	$18,549	$218,689	$(1)	$237,237

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2017. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K, which was filed with the SEC on February 22, 2017.

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

Adoption of New Accounting Standards

Effective January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), which amends the accounting for share-based payment transactions including the related income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures, which is applied using a modified retrospective transition method, have no impact on the Company’s comparative consolidated financial statements. In addition, the retrospective application of the amendments related to the presentation of employee taxes paid does not have an impact on the Company’s comparative consolidated statement of cash flows. Upon adoption of this standard, the Company elected to account for forfeitures of share-based awards when they occur and apply the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

amendments related to the presentation of excess tax benefits on the statement of cash flows prospectively. Under the new standard, the Company is required to recognize any excess tax benefits and tax deficiencies in the Company’s consolidated statement of income.

Long-Term Debt

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

Common Share Repurchases

The Company primarily repurchases its common stock in the open market through share repurchase programs and from institutional investors in private transactions such as prepaid share repurchase forward contracts and share repurchase agreements.

A prepaid share repurchase forward contract is generally a contract that allows a party to buy from the counterparty a specified number of common shares at a specific time at a given forward price. The Company entered into such a contract and evaluated the characteristics of the forward contract to determine whether it met the definition of a derivative financial instrument pursuant to U.S. GAAP. The Company determined the forward contract is an equity contract on the Company’s common shares requiring physical settlement in common shares of the Company. As such, the transaction is recognized as a component of stockholders’ equity and there will be no recognition in earnings for changes in fair value in subsequent periods.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In general, the Company first charges the purchase price or the prepayment amount to additional paid-in capital to the extent available and the remaining balance is charged to retained income. Due to past and recent share repurchases, the Company’s additional paid-in capital has been exhausted and shall remain so until the Company fully recoups the total amount charged to retained income.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2017-08. In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-08 (“ASU 2017-08”), Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, this update shortens the amortization period of certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for the Company beginning with the first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Accounting Standards Update No. 2017-05. In February 2017, the FASB issued Accounting Standards Update No. 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. In addition, ASU 2017-15 eliminates the exception in the financial asset guidance for transfers of investments including equity method investments in real estate entities and supersedes the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest subsection (Topic 845). ASU 2017-05 is effective for the Company beginning with the first quarter of 2018. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Accounting Standards Update No. 2017-03. In January 2017, the FASB issued Accounting Standards Update No. 2017-03 (“ASU 2017-03”), Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323), which adds and amends SEC paragraphs pursuant to the SEC Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force meetings. The announcement made at the September 22, 2016 meeting provides the SEC staff view on the disclosure of the impact that recently issued accounting standards will have on a public entity’s financial statements when the standards are adopted in a future period. This announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and any subsequent amendments to guidance in the ASUs that are issued prior to the adoption of the aforementioned ASUs.

Accounting Standards Update No. 2017-01. In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Business Combination (Topic 805), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. If the screen is not met, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

a business. ASU 2017-01 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted under certain circumstances. When adopted, this guidance will impact how the Company determines whether a transaction should be accounted for as a business acquisition or disposal in a future period.

Accounting Standard to be Adopted in Fiscal Year 2018

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 also amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer to be consistent with the guidance in this ASU. ASU 2014-09 permits two methods of adoption: a full retrospective method or a modified retrospective method. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements in preparation for adoption of this standard in its 2018 fiscal year. This standard could impact the timing and amounts of revenue recognized. The Company has identified and reviewed some impacted revenue generating activities in accordance with the five-step revenue recognition model specified by this standard. The Company has not yet selected a transition method. Based on the Company’s preliminary assessment, the impact is expected to be immaterial as its primary source of revenue from insurance premiums is not within the scope of this new standard.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 3 — Investments

Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At March 31, 2017 and December 31, 2016, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of March 31, 2017
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$4,568	$—	$(37)	$4,531
Corporate bonds	79,780	853	(1,263)	79,370
State, municipalities, and political subdivisions	76,566	1,020	(375)	77,211
Exchange-traded debt	11,325	177	(87)	11,415
Redeemable preferred stock	237	10	—	247

Total	172,476	2,060	(1,762)	172,774
Equity securities	51,948	5,898	(382)	57,464

Total available-for-sale securities	$224,424	$7,958	$(2,144)	$230,238

As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,975	$—	$(36)	$1,939
Corporate bonds	75,538	607	(1,641)	74,504
State, municipalities, and political subdivisions	78,018	776	(488)	78,306
Exchange-traded debt	11,463	36	(237)	11,262
Redeemable preferred stock	237	3	(3)	237

Total	167,231	1,422	(2,405)	166,248
Equity securities	47,750	5,769	(484)	53,035

Total available-for-sale securities	$214,981	$7,191	$(2,889)	$219,283

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2017 and December 31, 2016 are as follows:

	Amortized Cost	Estimated Fair Value
As of March 31, 2017
Available-for-sale
Due in one year or less	$8,184	$8,215
Due after one year through five years	54,202	54,390
Due after five years through ten years	87,114	87,068
Due after ten years	22,976	23,101

	$172,476	$172,774

	Amortized Cost	Estimated Fair Value
As of December 31, 2016
Available-for-sale
Due in one year or less	$2,656	$2,662
Due after one year through five years	49,915	50,023
Due after five years through ten years	90,360	89,332

Due after ten years	24,300	24,231

	$167,231	$166,248

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three months ended March 31, 2017 and 2016 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2017
Fixed-maturity securities	$4,439	$23	$(4)

Equity securities	$7,271	$745	$(49)

Three months ended March 31, 2016
Fixed-maturity securities	$1,100	$7	$—

Equity securities	$4,354	$139	$(221)

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

Fixed-maturity Securities

At March 31, 2017, two fixed-maturity securities were considered other-than-temporarily impaired due to their credit risk. The Company intends to hold until maturity these two fixed-maturity securities.

Prior to the sale of one intent-to-sell fixed-maturity security, the Company recognized $62 of additional impairment loss for this security for the three months ended March 31, 2017.

At March 31, 2016, there were two previously impaired fixed-maturity securities the Company intended to hold until maturity. During the first quarter of 2016, one previously impaired fixed-maturity security the Company intended to hold until maturity was considered to have additional credit related loss. For the three months ended March 31, 2016, the Company recognized $293 of additional credit related loss in the consolidated statement of income, representing $26 of additional loss recorded during the period and the reclassification of $267 previously recorded in other comprehensive income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income from available for sale fixed-maturity securities.

	2017	2016
Balance at January 1	$475	$111
Additional credit impairments on previously impaired securities	—	293

Balance at March 31	$475	$404

Equity Securities

In determining whether equity securities are other-than-temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, the length of time each security has been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. At March 31, 2017, the Company had three equity securities that were other-than-temporarily impaired. This compares with 11 equity securities that were other-than-temporarily impaired at March 31, 2016. The Company recognized impairment losses of $151 and $382 in the consolidated statement of income for the three months ended March 31, 2017 and 2016, respectively.

Securities with gross unrealized loss positions at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
As of March 31, 2017

Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(37)	$3,135	$—	$—	$(37)	$3,135
Corporate bonds	(1,229)	44,090	(34)	966	(1,263)	45,056
State, municipalities, and political subdivisions	(336)	13,604	(39)	3,042	(375)	16,646
Exchange-traded debt	(87)	4,157	—	—	(87)	4,157

Total fixed-maturity securities	(1,689)	64,986	(73)	4,008	(1,762)	68,994
Equity securities	(303)	8,027	(79)	1,791	(382)	9,818

Total available-for-sale securities	$(1,992)	$73,013	$(152)	$5,799	$(2,144)	$78,812

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

At March 31, 2017, there were 112 securities in an unrealized loss position. Of these securities, 13 securities had been in an unrealized loss position for 12 months or longer. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or more included $83 of other-than-temporary impairment losses related to non-credit factors.

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

	March 31, 2017			December 31, 2016
	Carrying	Unfunded		Carrying	Unfunded
	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Investment Strategy
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$7,146	$5,505	15.37	$6,246	$6,428	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	7,666	1,360	1.76	7,358	1,360	1.76
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	—	—	—	11,333	—	66.58
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	5,539	4,343	0.18	4,326	5,766	0.18

Total	$20,351	$11,208		$29,263	$13,554

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	The withdrawal was effective on February 15, 2017. As a result, the Company’s investment in this limited partnership was terminated.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority, the term of the fund may be extended for up to three additional one-year periods.

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

	Three Months Ended
	March 31,
	2017	2016
Operating results:
Total income	$72,317	$(16,082)
Total expenses	(27,642)	(102,621)

Net income (loss)	$44,675	$(118,703)

	March 31,	December 31,
	2017	2016
Balance Sheet:
Total assets	$3,513,683	$2,956,327
Total liabilities	$594,711	$63,813

For the three months ended March 31, 2017, the Company recognized net investment income of $772 for these investments as compared with net investment loss of $869 for the three months ended March 31, 2016. During the first quarter of 2017, the Company received total cash distributions of $12,030, representing $11,758 of returned capital and $272 of return on investment. Included in the return of capital was $11,626 from one limited partnership the Company withdrew from in February 2017. At March 31, 2017 and December 31, 2016, the Company’s cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $19,292 and $31,946, respectively, and the Company’s maximum exposure to loss aggregated $20,351 and $29,263, respectively. There were no cash distributions received by the Company during the three months ended March 31, 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Investment in Unconsolidated Joint Venture

The Company has an equity investment in FMKT Mel JV, which is a limited liability company treated as a joint venture under U.S. GAAP. In March 2017, FMKT Mel JV sold a portion of its outparcel land for gross proceeds of $825 and recognized a $331 gain on sale of which $199 was allocated to the Company in accordance with the profit allocation specified in the operating agreement.

At March 31, 2017 and December 31, 2016, the Company’s maximum exposure to loss relating to the variable interest entity was $1,710 and $2,102, respectively, representing the carrying value of the investment. During the first quarter of 2017, the Company received a cash distribution of $564, representing a combined distribution of $147 in earnings and $417 in capital. At December 31, 2016, there was an undistributed loss of $25 after an equity distribution. The limited liability company members received no cash distribution during the first quarter of 2016. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended
	March 31,
	2017	2016
Operating results:
Total revenues and gain	$331	$533
Total expenses	(32)	(236)

Net income	$299	$297

The Company’s share of net income*	$172	$287

*	Included in net investment income in the Company’s consolidated statements of income.

	March 31,	December 31,
	2017	2016
Balance Sheet:
Construction in progress - real estate	$318	$334
Property and equipment, net	1,240	1,654
Cash	171	179
Other	180	180

Total assets	$1,909	$2,347

Accounts payable	$4	$11
Other liabilities	5	—
Members’ capital	1,900	2,336

Total liabilities and members’ capital	$1,909	$2,347

Investment in unconsolidated joint venture, at equity*	$1,710	$2,102

*	Included the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Real Estate Investments

Real estate investments include office and retail space that is leased to tenants, wet and dry boat storage, one restaurant, and fuel services with respect to marina clients and recreational boaters. Real estate investments consist of the following as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
Land	$17,592	$17,592
Land improvements	9,346	9,336
Buildings	16,601	16,154
Tenant and leasehold improvements	940	872
Construction in progress*	3,646	3,404
Other	2,892	2,683

Total, at cost	51,017	50,041
Less: accumulated depreciation and amortization	(2,292)	(1,955)

Real estate investments	$48,725	$48,086

*	The project is being developed by the Company’s consolidated variable interest entity.

Depreciation and amortization expense related to real estate investments was $337 and $93 for the three months ended March 31, 2017 and 2016, respectively.

Consolidated Variable Interest Entity

The Company has an ongoing development project in Riverview, Florida through a limited liability company treated under U.S. GAAP as a joint venture in which the Company’s subsidiary has a controlling financial interest and, as a result, it is the primary beneficiary. In addition, the Company is the sole source of funding for the development project. The following table summarizes the assets and liabilities related to this variable interest entity which are included in the accompanying consolidated balance sheets.

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$60	$65
Construction in progress included in real estate investments	$3,646	$3,404
Other assets	$19	$—
Accrued expenses	$14	$68
Other liabilities	$17	$11

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended
	March 31,
	2017	2016
Available-for-sale securities:
Fixed-maturity securities	$1,237	$1,099
Equity securities	874	951
Investment expense	(159)	(162)
Limited partnership investments	772	(869)
Real estate investments	(396)	(30)
Income from unconsolidated joint venture	172	287
Cash and cash equivalents	328	202
Other	6	12

Net investment income	$2,834	$1,490

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

	Three Months Ended March 31, 2017
		Income Tax
	Before	Expense	Net of
	Tax	(Benefit)	Tax
Unrealized gain arising during the period	$2,013	$777	$1,236
Other-than-temporary impairment loss	213	82	131
Call and repayment losses charged to investment income	1	—	1
Reclassification adjustment for realized gains	(715)	(276)	(439)

Total other comprehensive income	$1,512	$583	$929

	Three Months Ended March 31, 2016
		Income Tax
	Before	Expense	Net of
	Tax	(Benefit)	Tax
Unrealized gain arising during the period	$2,163	$834	$1,329
Other-than-temporary impairment loss	675	261	414
Call and repayment losses charged to investment income	1	—	1
Reclassification adjustment for realized losses	75	29	46

Total other comprehensive income	$2,914	$1,124	$1,790

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

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

The estimated fair values for securities that do not trade on a daily basis are determined by management, utilizing prices obtained from an independent pricing service and information provided by brokers, which are level 2 inputs. Management reviews the assumptions and methods utilized by the pricing service and then compares the relevant data and pricing to broker-provided data. The Company gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through ongoing monitoring of the reported fair values.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Revolving Credit Facility

The interest rate on the Company’s revolving credit facility was periodically adjusted based on the LIBOR rate plus a spread. As a result, its carrying value at December 31, 2016 approximated fair value. In February 2017, this credit facility was converted into a 3.95% three-year promissory note. See Note 7 — “Long-Term Debt” under 3.95% Promissory Note.

Long-term debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
8% Senior Notes	2020	Closing price listed on the New York Stock Exchange
3.875% Convertible Senior Notes	2019	Discounted cash flow method/Level 3 inputs
4.25% Convertible Senior Notes	2037	Discounted cash flow method/Level 3 inputs
3.95% Promissory Note	2020	Discounted cash flow method/Level 3 inputs
4% Promissory Note	2031	Discounted cash flow method/Level 3 inputs
3.75% Promissory Note	2036	Discounted cash flow method/Level 3 inputs

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2017
Financial Assets:
Cash and cash equivalents	$407,937	$—	$—	$407,937

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	4,033	498	—	4,531
Corporate bonds	78,404	966	—	79,370
State, municipalities, and political subdivisions	—	77,211	—	77,211
Exchange-traded debt	11,415	—	—	11,415
Redeemable preferred stock	247	—	—	247

Total fixed-maturity securities	94,099	78,675	—	172,774
Equity securities	57,464	—	—	57,464

Total available-for-sale securities	151,563	78,675	—	230,238

Total	$559,500	$78,675	$—	$638,175

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

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

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of March 31, 2017 and December 31, 2016:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of March 31, 2017
Financial Assets:
Limited partnership investments	$20,351	$—	$—	$20,351	$20,351

Long-term debt:
8% Senior notes	$39,505	$—	$40,765	$—	$40,765
3.875% Convertible senior notes	82,823	—	—	84,096	84,096
4.25% Convertible senior notes	123,883	—	—	124,825	124,825
3.95% Promissory note	9,528	—	—	9,466	9,466
4% Promissory note	8,549	—	—	8,226	8,226
3.75% Promissory note	8,694	—	—	8,029	8,029

Total long-term debt	$272,982	$—	$40,765	$234,642	$275,407

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2016
Financial Assets:
Limited partnership investments	$29,263	$—	$—	$29,263	$29,263

Financial Liabilities:
Revolving credit facility	$9,463	$—	$—	$9,463	$9,463
Long-term debt:
8% Senior notes	$39,448	$—	$41,618	$—	$41,618
3.875% Convertible senior notes	81,988	—	—	84,696	84,696
4% Promissory note	8,660	—	—	8,664	8,664
3.75% Promissory note	8,767	—	—	8,506	8,506

Total long-term debt	$138,863	$—	$41,618	$101,866	$143,484

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 6 — Other Assets

The following table summarizes the Company’s other assets.

	March 31,	December 31,
	2017	2016
Benefits receivable related to retrospective reinsurance contracts	$8,302	$5,810
Prepaid expenses	2,106	1,581
Lease acquisition costs, net	610	615
Restricted cash	709	600
Other	3,750	2,736

Total other assets	$15,477	$11,342

Note 7 — Long-Term Debt

The following table summarizes the Company’s long-term debt.

	March 31,	December 31,
	2017	2016
8% Senior Notes, due January 30, 2020	$40,250	$40,250
3.875% Convertible Senior Notes, due March 15, 2019	89,990	89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	—
3.95% Promissory note, due through February 17, 2020	9,529	—
4% Promissory note, due through February 1, 2031	8,704	8,821
3.75% Promissory note, due through September 1, 2036	8,847	8,924

Total principal amount	301,070	147,985
Less: unamortized discount and issuance costs	(28,088)	(9,122)

Total long-term debt	$272,982	$138,863

The following table summarizes future maturities of long-term debt as of March 31, 2017, which takes into consideration the early redemption of the 8% Senior Notes (see Note 16 — “Subsequent Event”) and the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following March 31,
2017	$41,269
2018	91,049
2019	9,919
2020	889
2021	144,674
Thereafter	13,270

Total	$301,070

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended
	March 31,
	2017	2016
Interest Expense:
Contractual interest	$2,424	$1,889
Non-cash expense (a)	1,159	940
Capitalized interest (b)	(41)	—

	$3,542	$2,829

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project in Riverview, Florida which is intended for lease.

Convertible Senior Notes

The Company’s Convertible Senior Notes consist of 3.875% Convertible Senior Notes due 2019 (“3.875% Convertible Notes”) and 4.25% Convertible Senior Notes due 2037 (“4.25% Convertible Notes”). The 3.875% Convertible Notes were issued in late 2013 in a private offering for an aggregate principal amount of $103,000. During the first quarter of 2016, the Company repurchased an aggregate of $13,010 in principal, thereby decreasing the aggregate principal balance of its 3.875% Convertible Notes to $89,990. On March 3, 2017, the Company issued 4.25% Convertible Notes in a private offering for an aggregate principal amount of $143,750. The net proceeds of the 4.25% Convertible Notes were $138,775 after $4,975 in related issuance and transaction costs, of which $4,806 was paid during the first quarter of 2017. The following table summarizes the principal and interest payment terms of these Convertible Senior Notes:

Convertible Senior Notes	Interest Payment Terms
3.875% Convertible Notes, due March 15, 2019	Semiannually in arrears: March 15 and September 15
4.25% Convertible Notes, due March 1, 2037	Semiannually in arrears: March 1 and September 1

The Convertible Senior Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. These Convertible Senior Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Convertible Senior Notes provide no protection to the note holders in the event of a fundamental change or other corporate transaction involving the Company except those described in each respective indenture. These Convertible Senior Notes do not require a sinking fund to be established for the purpose of redemption. In conjunction with the issuances of the Convertible Senior Notes, the Company entered into prepaid share repurchase forward contracts and share repurchase agreements providing for the repurchase of shares of the Company’s common stock. See Note 13 — “Stockholders’ Equity” under Share Repurchase Agreements and Prepaid Share Repurchase Forward Contracts for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information regarding the equity and liability components of the Convertible Senior Notes:

	March 31, 2017	December 31 2016
Principal amount	$233,740	$89,990
Unamortized discount	(21,578)	(6,795)

Liability component – net carrying value before issuance costs	$212,162	$83,195

Equity component – conversion, net of offering costs	$31,051	$15,900

Embedded Conversion Feature

The conversion feature of these Convertible Senior Notes is subject to conversion rate adjustments upon the occurrence of specified events (including payment of dividends above a specified amount) but will not be adjusted for any accrued and unpaid interest.

3.875% Convertible Notes. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate of the 3.875% Convertible Notes. Accordingly, as of March 31, 2017, the conversion rate of the Company’s 3.875% Convertible Notes was 16.1248 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $62.02 per share.

4.25% Convertible Notes. The conversion rate of the 4.25% Convertible Notes is currently 16.2635 shares of common stock for each $1 in principal amount, which is the equivalent of approximately $61.49 per share.

The holders of the Convertible Senior Notes may convert all or a portion of their Convertible Senior Notes during specified periods as follows: (1) during any calendar quarter commencing after the calendar quarter ending on the dates specified in each respective indenture, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any ten consecutive trading-day period in which the trading price per $1 principal amount of the Convertible Senior Notes is less than 98% of the product of the last reported sale price and the conversion rate on each such trading day; (3) if specified corporate events, including a change in control, occur; or (4) at any time on or after the dates specified in each respective indenture.

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of March 31, 2017, none of the conditions allowing the holders of either class of the Convertible Senior Notes to convert had been met.

The Company determined that the Convertible Senior Notes’ embedded conversion feature is not a derivative financial instrument but rather is required to be separately accounted for in equity because the Company may elect to settle the conversion option entirely or partially in cash. At issuance, the Company accounted for the equity component of the embedded conversion feature as a reduction in the carrying amount of the debt and an increase in additional paid-in capital.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Embedded Redemption Feature – Fundamental Change

The note holders have the right to require the Company to repurchase for cash all or any portion of the Convertible Senior Notes at par prior to the maturity date should any of the fundamental change events described in the indentures occur. The Company concluded that this embedded redemption feature is not a derivative financial instrument and that it is not probable at issuance that any of the specified fundamental change events will occur. Therefore, this embedded redemption feature is not substantive and will not affect the expected life of the liability component.

Embedded Redemption Feature – Put Option of the Note Holder

At the option of the holders of the 4.25% Convertible Notes, the Company is required to repurchase for cash all or any portion of the 4.25% Convertible Notes at par on March 1, 2022, March 1, 2027 or March 1, 2032. The Company concluded that this embedded feature is not a derivative financial instrument. In addition, based on economic factors at the time when the 4.25% Convertible Notes were issued, the Company determined it is probable that the note holders will exercise this option. Thus, the Company amortizes the liability component and related issuance costs associated with the 4.25% Convertible Notes over the period from March 3, 2017 to March 1, 2022. Had a 20-year term been used for the amortization of the liability component and issuance costs, the annual effective interest rate charged to earnings would have been decreased to approximately 5.4%.

The effective interest rates for the 3.875% Convertible Notes and the 4.25% Convertible Notes, taking into account both cash and non-cash components, approximate 8.3% and 7.6%, respectively. As of March 31, 2017, the remaining amortization periods of the debt discounts were expected to be 1.9 years for the 3.875% Convertible Notes and 4.8 years for the 4.25% Convertible Notes.

3.95% Promissory Note

On February 27, 2017, the Company converted its outstanding revolving credit facility of $9,441 into a three-year mortgage loan primarily collateralized by a retail shopping center in Melbourne, Florida. Shortly after the loan conversion, the Company withdrew an additional amount of $109, thereby increasing the loan amount to $9,550. The loan bears a fixed annual interest rate of 3.95%. Approximately $50 of principal and interest is payable in 35 monthly installments beginning March 17, 2017 plus a final balloon payment of $8,891 including principal and unpaid interest payable on February 17, 2020. The promissory note may be repaid in part or in full at any time without penalty.

Note 8 — Reinsurance

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance treaties and two quota share reinsurance agreements, one of which was terminated effective May 31, 2016. Under the terms of the remaining quota share reinsurance agreement effective January 1, 2017, the Company is entitled to a 30% ceding commission on ceded premiums written. The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions.

The impact of the catastrophe excess of loss reinsurance treaties and two quota share reinsurance arrangements on premiums written and earned is as follows:

	Three Months Ended March 31,
	2017	2016
Premiums Written:
Direct	$72,386	$75,639
Assumed	(961)	(79)

Gross written	71,425	75,560
Ceded	(28,583)	(40,372)

Net premiums written	$42,842	$35,188

Premiums Earned:
Direct	$86,272	$96,853
Assumed	5,347	1,966

Gross earned	91,619	98,819
Ceded	(28,583)	(40,372)

Net premiums earned	$63,036	$58,447

During the three months ended March 31, 2017 and 2016, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At March 31, 2017 and December 31, 2016, there were 36 and 35 reinsurers, respectively, participating in the Company’s reinsurance program. There were no amounts receivable with respect to reinsurers at March 31, 2017 and December 31, 2016. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of March 31, 2017 and December 31, 2016. In addition, based on the insurance ratings and the financial strength of the reinsurers, management believes there was no credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract as of March 31, 2017 and December 31, 2016.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in a profit commission in the event losses are minimal or zero. These adjustments are reflected in the consolidated statements of income as net reductions in ceded premiums of $3,322 and $2,821 for the three months ended March 31, 2017 and 2016, respectively, of which $576 and $327 related to the Company’s contract with Oxbridge Reinsurance Limited, a related party.

In addition, these adjustments are reflected in other assets and prepaid reinsurance premiums. At March 31, 2017 and December 31, 2016, other assets included $8,302 and $5,810, respectively, of which $1,490 and $1,043 related to the contract with Oxbridge and prepaid reinsurance premiums included $2,983 and $2,152, respectively, of which $467 and $338 related to the contract with Oxbridge. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial position.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$70,492	$51,690

Incurred related to:
Current period	23,208	26,617
Prior period	2,321	463

Total incurred	25,529	27,080

Paid related to:
Current period	(6,645)	(8,357)
Prior period	(19,465)	(17,142)

Total paid	(26,110)	(25,499)

Balance, end of period	$69,911	$53,271

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended March 31, 2017, the Company experienced net loss development related to prior years of $2,312, of which $2,491 pertains to claims in the 2016 loss year. The 2016 development is attributable to the continuing trend in the assignment of benefits litigation.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 10 — Segment Information

The Company’s businesses consist of four operating divisions: property and casualty insurance, reinsurance, investment real estate and information technology. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performances based on revenue and operating income. The Company aggregates its operating divisions into segments based on organizational structure and revenue source.

Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance division are grouped together into one reportable segment under insurance operations. For the three months ended March 31, 2017 and 2016, revenues from the Company’s insurance operations before intracompany elimination represented 96.5% and 97.1%, respectively, of total revenues of all operating segments. At March 31, 2017 and December 31, 2016, insurance operations’ total assets represented 87.1% and 87.9%, respectively, of the combined assets of all operating segments. There was no other operating division representing ten percent or more of the Company’s total revenues or combined assets. In addition, there was no other operating division representing ten percent or more of the greater, in absolute amount, of the combined profits of all operating divisions reporting a profit or the combined losses of all operating divisions reporting a loss. The following tables present segment information reconciled to the Company’s consolidated statements of income. Other non-reportable divisions are combined and disclosed in Corporate and Other. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

	Insurance Operations	Corporate/ Other(a)	Reclassification/ Elimination	Consolidated
Three Months Ended March 31, 2017

Revenue:
Net premiums earned	$63,036	$—	$—	$63,036
Net investment income (loss)	2,373	686	(225)	2,834
Net realized investment gains	606	109	—	715
Net other-than-temporary impairment losses	(213)	—	—	(213)
Policy fee income	908	—	—	908
Other	205	2,461	(2,233)	433

Total revenue	66,915	3,256	(2,458)	67,713

Expenses:
Losses and loss adjustment expenses	25,529	—	—	25,529
Amortization of deferred policy acquisition costs	8,852	—	—	8,852
Interest expense	—	3,542	—	3,542
Depreciation and amortization	28	714	(459)	283
Other	7,369	4,995	(1,999)	10,365

Total expenses	41,778	9,251	(2,458)	48,571

Income before income taxes	$25,137	$(5,995)	$—	$19,142

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Corporate/	Reclassification/
	Operations	Other(a)	Elimination	Consolidated
Three Months Ended March 31, 2016

Revenue:
Net premiums earned	$58,447	$—	$—	$58,447
Net investment income (loss)	1,750	(363)	103	1,490
Net realized investment (losses) gains	(58)	(17)	—	(75)
Net other-than-temporary impairment losses	(661)	(14)	—	(675)
Policy fee income	1,007	—	—	1,007
Gain on repurchases of convertible senior notes	—	153	—	153
Other	226	1,651	(1,477)	400

Total revenue	60,711	1,410	(1,374)	60,747

Expenses:
Losses and loss adjustment expenses	27,080	—	—	27,080
Amortization of deferred policy acquisition costs	9,811	—	—	9,811
Interest expense	—	2,829	—	2,829
Depreciation and amortization	50	386	(93)	343
Other	8,188	4,080	(1,281)	10,987

Total expenses	45,129	7,295	(1,374)	51,050

Income before income taxes	$15,582	$(5,885)	$—	$9,697

(a)	Other revenue under corporate and other primarily consisted of rental income from investment properties and revenue from restaurant and marina businesses.

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	March 31,	December 31,
	2017	2016
Segment:
Insurance Operations	$553,823	$651,927
Corporate and Other	251,298	116,849
Consolidation and Elimination	(16,980)	(98,712)

Total assets	$788,141	$670,064

Note 11 — Income Taxes

During the three months ended March 31, 2017 and 2016, the Company recorded approximately $7,122 and $3,641, respectively, of income taxes, which resulted in effective tax rates of 37.2% and 37.5%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 12 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$12,020			$6,056
Less:Income attributable to participating securities	(708)			(297)

Basic Earnings Per Share:
Income allocated to common stockholders	11,312	8,918	$1.27	5,759	9,578	$0.60

Effect of Dilutive Securities:
Stock options	—	45		—	63
Convertible senior notes*	1,499	2,177		—	—

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$12,811	11,140	$1.15	$5,759	9,641	$0.60

*	Excluded in 2016 due to anti-dilutive effect.

Note 13 — Stockholders’ Equity

Common Stock

In December 2016, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended March 31, 2017, the Company repurchased and retired a total of 37,516 shares at a weighted average price per share of $41.29 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2017 was $1,550, or $41.33 per share.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On January 16, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends were paid on March 17, 2017 to stockholders of record on February 17, 2017. On April 17, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends are payable on June 16, 2017 to stockholders of record on May 19, 2017.

Share Repurchase Agreements

In conjunction with the issuance of the 4.25% Convertible Notes as described in Note 7 — “Long-Term Debt” under Convertible Senior Notes, the Company used $20,345 of the net proceeds to repurchase and retire an aggregate of 413,600 shares of its common stock at a price of $49.19 per share from institutional investors.

Prepaid Share Repurchase Forward Contracts

The Company has two outstanding prepaid share repurchase forward contracts, one of which was entered into with Deutsche Bank AG, London Branch in conjunction with the issuance of the 3.875% Convertible Notes. The other was entered into with Societe Generale in conjunction with the recent issuance of the 4.25% Convertible Notes as described in Note 7 — “Long-Term Debt” under Convertible Senior Notes. Both Deutsche Bank AG, London Branch and Societe Generale are considered forward counterparties. Under these forward contracts, the Company made initial upfront payments in exchange for the future deliveries of the Company’s common stock from the forward counterparties. Pursuant to the forward contract entered into in December 2013 with Deutsche Bank AG, London Branch, the Company prepaid $29,923 to repurchase 622,751 shares of the Company’s common stock, which shares will be delivered over a settlement period in 2019. Pursuant to the forward contract entered into in March 2017 with Societe Generale, the Company prepaid $9,400 of the net proceeds of the offering to repurchase 191,100 shares of the Company’s common stock, which shares will be delivered over a settlement period in 2022.

Each forward contract is subject to early settlement, in whole or in part, at any time prior to the final settlement date at the option of each forward counterparty, as well as early settlement or settlement with alternative consideration in the event of certain corporate transactions. In the event the Company pays any cash dividends on its common shares, each forward counterparty will pay an equivalent amount to the Company. The shares to be purchased under the forward contracts will be treated as retired for financial statement purposes as of the effective date of each forward contract, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders votes.

The Company determined that each forward contract does not meet the characteristics of a derivative instrument and, as such, the transaction resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. On March 17, 2017, the Company’s board of directors amended the 2012 Omnibus Incentive Plan and reduced the number of shares reserved under the plan from 5,000,000 shares to 3,000,000 shares. At March 31, 2017, there were 2,082,751 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three months ended March 31, 2017 and 2016 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2017	50,000	$4.02	2.3 years	$1,773
Granted	110,000	$40.00

Outstanding at March 31, 2017	160,000	$28.76	7.4 years	$2,591

Exercisable at March 31, 2017	50,000	$4.02	2.0 years	$2,046

Outstanding at January 1, 2016	110,000	$3.19	2.3 years	$3,482
Outstanding at March 31, 2016	110,000	$3.19	2.1 years	$3,312

Exercisable at March 31, 2016	110,000	$3.19	2.1 years	$3,312

There were no options exercised during the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, the Company recognized $96 and $0, respectively, of compensation expense which was included in other operating expenses. Deferred tax benefits related to stock options for the three months ended March 31, 2017 and 2016 were $37 and $0, respectively. At March 31, 2017 and December 31, 2016, there was $1,151 and $0, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.8 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the three months ended March 31, 2017:

Expected dividend yield	3.53%
Expected volatility	42.86%
Risk-free interest rate	1.92%
Expected life (in years)	5

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

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

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2017 and 2016 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2017	542,503	$30.81
Granted	45,000	$40.15
Vested	(20,109)	$48.42
Forfeited	(926)	$35.52

Nonvested at March 31, 2017	566,468	$30.92

Nonvested at January 1, 2016	620,513	$30.33
Vested	(20,917)	$48.42
Cancelled	(160,000)	$26.27
Forfeited	(750)	$45.25

Nonvested at March 31, 2016	438,846	$30.93

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $1,006 and $981 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and 2016, there was approximately $8,299 and $6,625, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 23 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Deferred tax benefits recognized	$353	$379
Tax benefits realized for restricted stock and paid dividends*	$62	$50
Fair value of vested restricted stock	$974	$1,013

*	For the three months ended March 31, 2017, tax benefits were realized for paid dividends only.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of March 31, 2017, the Company has contractual obligations related to multi-year reinsurance contracts. These contracts have effective dates of June 1, 2016 and may be cancelled only with the other party’s consent. The future minimum aggregate premiums amount payable to the reinsurers due in June of 2017 and 2018 is $19,400 and $19,400, respectively.

Capital Commitment

As described in Note 3 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for three limited partnership interests. At March 31, 2017, there was an aggregate unfunded balance of $11,208.

Note 16 — Subsequent Events

On April 18, 2017, the Company’s Board of Directors approved the termination of its common shareholder’s right to purchase Series B Junior Participating Preferred Share by amending the associated rights agreement to accelerate the expiration date to April 18, 2017.

On April 3, 2017, the Company redeemed its 8% publicly traded, unsecured senior notes at par for $40,805, including accrued and unpaid interest of $555. The Company recognized a total charge of $743 associated with the early extinguishment of this debt. The redemption was funded by the net proceeds from the issuance of the 4.25% Convertible Senior Notes as described in Note 7 — “Long-Term Debt” under Convertible Senior Notes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based company that, through its subsidiaries, is engaged in a variety of business activities, including property and casualty insurance, reinsurance, real estate and information technology. Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage four operating divisions, which includes the following operations:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Real estate

•	Information technology

For the three months ended March 31, 2017 and 2016, revenues from insurance operations before intracompany elimination represented 96.5% and 97.1%, respectively, of total revenues of all operating segments. At March 31, 2017 and December 31, 2016, insurance operations’ total assets represented 87.1% and 87.9%, respectively, of the combined assets of all operating segments. There was no other operating division representing ten percent or more of our total revenues or combined assets. See Note 10 — “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Insurance Operations

Property and Casualty Insurance

Homeowners Choice Property & Casualty Insurance Company, Inc.

Our principal operating subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is a leading provider of property and casualty insurance in the state of Florida. HCPCI along with certain of our other subsidiaries currently provides property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida. HCPCI offers flood-endorsed and wind-only policies to eligible new and pre-existing Florida customers. In December 2015, HCPCI was approved by the Florida Office of Insurance Regulation to write standalone flood insurance policies for Florida homeowners. HCPCI strives to offer insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

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

We expect the flood insurance products offered by TypTap and HCPCI to become significant contributors to future financial results.

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

Other Operations

Real Estate

Our real estate operations consist of multiple properties we own and operate. Properties used in operations consist of our Tampa headquarters building and a secondary insurance operations site in Ocala, Florida. We also have investment properties consisting of a combined 24 acres of waterfront property, land, and land improvements that include one full-service restaurant and two marinas as well as two retail shopping centers.

In addition, we have one ongoing real estate development and construction project described as a joint venture arrangement under U.S. GAAP, which we consolidate with our operations. See Note 3 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products or services that support in-house operations as well as our third party relationships with our agency partners and claim vendors. These products include PropletTM, TypTapTM, SAMSTM, Exzeo®, Atlas ViewerTM, and CasaClueTM.

Recent Events

On April 18, 2017, our Board of Directors approved the termination of our common shareholder’s right to purchase Series B Junior Participating Preferred Share by amending the associated rights agreement to accelerate the expiration date to April 18, 2017.

On April 17, 2017, our Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends are payable on June 16, 2017 to stockholders of record on May 19, 2017.

On April 3, 2017, we redeemed our 8% Senior Notes at par for approximately $40,805,000, including accrued and unpaid interest. See Note 16 — “Subsequent Event” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

On March 3, 2017, we completed the sale of our 4.25% Convertible Senior Notes due 2037 in a private offering for an aggregate principal amount of $143,750,000. See Note 7 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information. In addition, we used an aggregate of $29,745,000 of the net proceeds to repurchase our common stock through share repurchase agreements and a prepaid share repurchase forward contract. See Note 13 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Operating Revenue
Gross premiums earned	$91,619	$98,819
Premiums ceded	(28,583)	(40,372)

Net premiums earned	63,036	58,447

Net investment income	2,834	1,490
Net realized investment gains (losses)	715	(75)
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(213)	(408)
Portion of loss recognized in other comprehensive income, before taxes	—	(267)

Net other-than-temporary impairment losses	(213)	(675)
Policy fee income	908	1,007
Gain on repurchases of convertible senior notes	—	153
Other income	433	400

Total operating revenue	67,713	60,747

Operating Expenses
Losses and loss adjustment expenses	25,529	27,080
Policy acquisition and other underwriting expenses	9,649	11,110
Salaries and wages	5,003	5,384
Interest expense	3,542	2,829
Other operating expenses	4,848	4,647

Total operating expenses	48,571	51,050

Income before income taxes	19,142	9,697
Income tax expense	7,122	3,641

Net income	$12,020	$6,056

Ratios to Net Premiums Earned:
Loss Ratio	40.50%	46.33%
Expense Ratio	36.55%	41.01%

Combined Ratio	77.05%	87.34%

Ratios to Gross Premiums Earned:
Loss Ratio	27.86%	27.40%
Expense Ratio	25.15%	24.26%

Combined Ratio	53.01%	51.66%

Earnings Per Share Data:
Basic	$1.27	$0.60

Diluted	$1.15	$0.60

Comparison of the Three Months ended March 31, 2017 to the Three Months ended March 31, 2016

Our results of operations for the three months ended March 31, 2017 reflect income available to common stockholders of approximately $12,020,000, or $1.15 earnings per diluted common share, compared with approximately $6,056,000, or $0.60 earnings per diluted common share, for the three months ended March 31, 2016. The quarter-over-quarter increase is primarily due to a $11,789,000 decrease in premiums ceded offset by a $7,200,000 decrease in gross premiums earned, resulting in an increase in net premiums earned of $4,589,000. In addition, an increase in net investment income of $1,344,000 positively contributes to our 2017 results.

Revenue

Gross Premiums Earned for the three months ended March 31, 2017 and 2016 were approximately $91,619,000 and $98,819,000, respectively. The decrease in 2017 was attributable to policy attrition as well as the tailing effect of a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the three months ended March 31, 2017 and 2016 were approximately $28,583,000 and $40,372,000, respectively, representing 31.2% and 40.9%, respectively, of gross premiums earned. The $11,789,000 decrease was primarily attributable to the lower costs of our 2016/17 reinsurance program, which began June 1, 2016 as compared with the costs of the 2015/16 program that began June 1, 2015. In addition, the reduction to our ceded premiums attributable to retrospective provisions under certain reinsurance contracts was higher as compared with the corresponding period in 2016.

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties or to assume a proportional share of losses as defined by quota share agreements. For the three months ended March 31, 2017 and 2016, premiums ceded reflect net reductions of approximately $3,322,000 and $2,821,000, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written for the three months ended March 31, 2017 and 2016 totaled approximately $42,842,000 and $35,188,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $7,654,000 increase in 2017 resulted from the decrease in premiums ceded during the period described above offset by a decrease of $4,135,000 in gross premiums written. We had approximately 148,000 policies in force at March 31, 2017 as compared with approximately 158,000 policies in force at March 31, 2016.

Net Premiums Earned for the three months ended March 31, 2017 and 2016 were approximately $63,036,000 and $58,447,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net Premiums Written	$42,842	$35,188
Decrease in Unearned Premiums	20,194	23,259

Net Premiums Earned	$63,036	$58,447

Net Investment Income for the three months ended March 31, 2017 and 2016 was approximately $2,834,000 and $1,490,000, respectively. The increase in 2017 was primarily due to $772,000 of income from limited partnership investments compared with a $869,000 loss during the first quarter of 2016. See Note 3 — “Investments” under Net Investment Income to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Other-Than-Temporary Impairment Losses for the three months ended March 31, 2017 and 2016 were approximately $213,000 and $675,000, respectively. During the first quarter of 2017, we recognized impairment losses specific to one fixed-maturity security and three equity securities. The fixed-maturity security was subject to impairment resulting from our intention to sell this security before its recovery. Three equity securities were impaired because each security had been in an unrealized loss position for a length of time with no near term prospect of recovery. During the quarter ended March 31, 2016, we recognized impairment losses specific to one fixed-maturity security and 11 equity securities.

Gain on Repurchases of Convertible Senior Notes for the three months ended March 31, 2016 was approximately $153,000. The gain was attributable to the repurchase of $13,010,000 in principal of our 3.875% Convertible Senior Notes during the first quarter of 2016.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $25,529,000 and $27,080,000 for the three months ended March 31, 2017 and 2016, respectively. During the first quarter of 2017, we continued to strengthen our loss reserves in response to trends involving assignment of insurance benefits and related litigation. Our 2016 losses and loss adjustment expenses were impacted by weather-related events occurring in the first quarter of 2016, which accounted for approximately $5,000,000 of the increase, with the remaining amount being attributable to normal loss activity. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2017 and 2016 of approximately $9,649,000 and $11,110,000, respectively, primarily reflect commissions and premium taxes related to the policies that have renewed. The $1,461,000 decrease from the corresponding period in 2016 was primarily attributable to a decrease in commissions and premium taxes resulting from policy attrition and the effect of the rate decrease.

Salaries and Wages for the three months ended March 31, 2017 and 2016 were approximately $5,003,000 and $5,384,000, respectively. The $381,000 decrease from the corresponding period in 2016 despite an increase in employee headcount was primarily attributable to the capitalization of payroll costs related to a software development project for internal use. As of March 31, 2017, we had approximately 247 employees located at our offices in Florida compared with 225 employees as of March 31, 2016. We also had 76 employees located in Noida, India at March 31, 2017 versus 85 at March 31, 2016.

Interest Expense for the three months ended March 31, 2017 and 2016 was approximately $3,542,0000 and $2,829,000, respectively. The increase primarily resulted from the 4.25% convertible debt offering completed in March 2017.

Income Tax Expense for the three months ended March 31, 2017 and 2016 was approximately $7,122,000 and $3,641,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 37.2% for 2017 and 37.5% for 2016.

Ratios:

The loss ratio applicable to the three months ended March 31, 2017 (losses and loss adjustment expenses incurred related to net premiums earned) was 40.5% compared with 46.3% for the three months ended March 31, 2016. The decrease was primarily due to an increase in net premiums earned and decreased losses as described previously.

The expense ratio applicable to the three months ended March 31, 2017 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 36.6% compared with 41.0% for the three months ended March 31, 2016. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2017 was 77.1% compared with 87.3% for the three months ended March 31, 2016.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended March 31, 2017 was 53.0% compared with 51.7% for the three months ended March 31, 2016.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms affecting Florida typically occur during the period from June 1 through November 30 each year. Also, with our reinsurance treaty year typically effective June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

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

Senior Notes and Promissory Notes

The following table summarizes our long-term debt’s principal and interest payment obligations at March 31, 2017:

	Maturity Date	Interest Payment Due Date
3.875% Convertible Senior Notes	March 2019	March 15 and September 15
4.25% Convertible Senior Notes	March 2037	March 1 and September 1
4% Promissory Note	Through February 2031	1st day of each month
3.75% Callable Promissory Note	Through September 2036	1st day of each month
3.95% Promissory Note	Through February 2020	17th of each month

See Note 7 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Limited Partnership Investments

Our limited partnership investments consist of three private equity funds managed by their general partners. These funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At March 31, 2017, there was an aggregate unfunded capital balance of $11,208,000. See Limited Partnership Investments under Note 3 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

In December 2016, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At March 31, 2017, there was approximately $18,451,000 available under the plan. See Note 13 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

Sources and Uses of Cash

Cash Flows for the Three months ended March 31, 2017

Net cash provided by operating activities for the three months ended March 31, 2017 was approximately $24,256,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $801,000 was primarily due to the purchases of available-for-sale securities of $20,961,000, the limited partnership investments of $2,346,000, and the real estate investments of $1,119,000, offset by the distributions of $11,758,000 from limited partnership investments and the proceeds from sales of available-for-sale securities of $11,710,000. Net cash provided by financing activities totaled $103,905,000, which was primarily due to the proceeds from issuance of 4.25% Convertible Senior Notes of $143,750,000, offset by $4,806,000 of related underwriting and issuance costs, $31,555,000 used in our share repurchases and $3,378,000 of net cash dividend payments.

Cash Flows for the Three months ended March 31, 2016

Net cash provided by operating activities for the three months ended March 31, 2016 was approximately $27,291,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $5,586,000 was primarily due to the purchases of available-for-sale securities of $9,002,000, and the limited partnership investments of $1,668,000, offset by the proceeds from sales of available-for-sale securities of $5,454,000. Net cash used in financing activities totaled $11,531,000, which was primarily due to $11,347,000 used in the repurchases of our convertible senior notes, $6,007,000 used in our share repurchase plan and $3,001,000 of net cash dividend payments, offset by the proceeds from issuance of a 4% promissory note of $9,200,000.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At March 31, 2017, we had $230,238,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we had unexpired capital commitments for three limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 15 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of March 31, 2017 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease (1)	$720	181	276	263	—
Service agreement (1)	120	23	50	47	—
Reinsurance contracts (2)	38,800	19,400	19,400	—	—
Unfunded capital commitments (3)	11,208	11,208	—	—	—
Long-term debt obligations (4)	347,497	52,934	119,114	158,883	16,566

Total	$398,345	83,746	138,840	159,193	16,566

(1)	Represents the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the March 31, 2017 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to three limited partnerships in which we hold an interest.
(4)	Amounts represent principal and interest payments over the lives of various long-term debt obligations. See Note 7 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

Reserves for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expense (“Reserves”) is specific to property insurance, which is our insurance division’s only line of business. The Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are adjusted.

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2017, $50,194,000 of the total $69,911,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $19,717,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2017, $16,812,000 of the $19,717,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $70,492,000 at December 31, 2016 to $69,911,000 at March 31, 2017. The $581,000 decrease in our Reserves is comprised of $16,573,000 in reserves related to claims occurring in the 2017 loss year offset by reductions in our Reserves of $11,574,000 for 2016 and $5,580,000 for 2015 and prior loss years. The $16,573,000 in Reserves established for 2017 claims is primarily driven by an allowance for subsequent development of claims reported for the accident year and an allowance for those claims that have been incurred but not reported to the company as of March 31, 2017. The decrease of $17,154,000 specific to our 2016 and prior loss-year reserves is primarily due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2017 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

Certain of our reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in a profit commission in the event losses are minimal or zero. In accordance with accounting principles generally accepted in the United States of America, we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term.

For the three months ended March 31, 2017 and 2016, we accrued benefits of $2,491,000 and $4,683,000, respectively. For the three months ended March 31, 2017, we deferred recognition of $831,000 of reinsurance costs. For the three months ended March 31, 2016, we recognized ceded premiums of $1,862,000, representing amortization of previously deferred reinsurance costs for increased coverage. For the three months ended March 31, 2017 and 2016, net reductions in ceded premiums totaled $3,322,000 and $2,821,000, respectively. As of March 31, 2017, we had $8,302,000 of accrued benefits and $2,983,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively. At December 31, 2016, we had $5,810,000 of accrued benefits and $2,152,000 of ceded premiums deferred related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on February 22, 2017. For the three months ended March 31, 2017, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at March 31, 2017 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2017 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$151,973	$(20,801)	(12.04)%
200 basis point increase	158,903	(13,871)	(8.03)%
100 basis point increase	165,837	(6,937)	(4.02)%
100 basis point decrease	179,715	6,941	4.02%
200 basis point decrease	186,528	13,754	7.96%
300 basis point decrease	191,746	18,972	10.98%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2017 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$1,703	1	$1,708	1
AA+, AA, AA-	31,705	18	31,712	18
A+, A, A-	61,377	36	61,012	35
BBB+, BBB, BBB-	54,024	31	54,822	32
BB+, BB, BB-	9,217	5	9,040	5
B+, B, B-	8,030	5	8,049	5
CCC+, CC and Not rated	6,420	4	6,431	4

Total	$172,476	100	$172,774	100

Equity Price Risk

Our equity investment portfolio at March 31, 2017 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2017 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$27,589	48
Consumer	5,005	9
Energy	3,955	7
Industrial	3,846	7
Other (1)	5,350	9

	45,745	80

Mutual funds and exchange traded funds by type:
Debt	10,351	18
Equity	1,368	2

	11,719	20

Total	$57,464	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2017, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on February 22, 2017.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities and Use of Proceeds

All information related to sales of unregistered securities had been reported in a current report on Form 8-K.

(b)	Repurchases of Securities

The table below summarizes the number of common shares repurchased during the three months ended March 31, 2017 under a share repurchase plan and private share repurchase agreements, and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares in January 2017 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (b)
January 31, 2017	31,350	$40.17	24,733	$19,001
February 28, 2017	12,783	$43.05	12,783	$18,451
March 31, 2017 (c)	413,600	$49.19	—	$18,451

	457,733	$48.40	37,516

(a)	The share repurchase plan approved by our Board of Directors in December 2016 commenced in January 2017.
(b)	Represents the balances before commissions and fees at the end of each month.
(c)	Represents shares of common stock repurchased from institutional investors (see Note 13 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information).

Working Capital Restrictions and Other Limitations on Payment of Dividends

We are not subject to working capital restrictions or other limitations on the payment of dividends. Our insurance subsidiaries, however, are subject to restrictions on the dividends they may pay. Those restrictions could impact HCI’s ability to pay future dividends.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholder except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, a Florida domestic insurer may not make dividend payments or distributions to its stockholder without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

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

During the quarter ended March 31, 2017, HCPCI paid a $18,000,000 dividend to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.7.1	Amendment, dated as of April 18, 2017, to the Rights Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC, dated as of October 18, 2013. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed April 24, 2017.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	Indenture, dated March 3, 2017, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

4.10	Form of Global 4.25% Convertible Senior Note due 2037 (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.2 of our Form 8-K filed March 3, 2017.

4.11	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2016 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.4**	Executive Employment Agreement dated July 1, 2011 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Paresh Patel. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 12, 2011. See Exhibit 10.89

10.5**	Restated HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.1 of our Form 10-Q filed March 23, 2017.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Form of Incentive Stock Option Agreement. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.9	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Claddaugh). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.10	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2016, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.12	Property Catastrophe First Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.13	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2016 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.14	Property Catastrophe Third Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.15	Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc.

(formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013. See Exhibit 10.96

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Purchase Agreement, dated February 28, 2017, by and between HCI Group, Inc. and JMP Securities LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed February 28, 2017.

10.59	Prepaid Forward Contract, dated February 28, 2017 and effective as of March 3, 2017, between HCI Group, Inc. and Societe Generale. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 3, 2017.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.89**	Employment Agreement between Paresh Patel and HCI Group, Inc. dated December 30, 2016. Incorporated by reference to the exhibit numbered 99.1 to our Form 8-K filed December 30, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.96**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Martin Traber and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract

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

HCI GROUP, INC.

May 5, 2017	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 5, 2017	By:	/s/ Richard R. Allen
Richard R. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.