Form 10-Q
period 2017-06-30
HCI Group, Inc.
filed 2017-08-03
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on July 27, 2017 was 9,986,330.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $247,147 and $167,231, respectively)	$248,646	$166,248
Equity securities, available for sale, at fair value (cost: $52,785 and $47,750, respectively)	56,152	53,035
Limited partnership investments, at equity	19,900	29,263
Investment in unconsolidated joint venture, at equity	1,680	2,102
Real estate investments (Note 4 – Consolidated Variable Interest Entity)	49,286	48,086

Total investments	375,664	298,734
Cash and cash equivalents (Note 4 – Consolidated Variable Interest Entity)	296,520	280,531
Accrued interest and dividends receivable	2,081	1,654
Income taxes receivable	973	2,811
Premiums receivable	26,621	17,276
Prepaid reinsurance premiums	36,032	24,554
Deferred policy acquisition costs	20,251	16,639
Property and equipment, net	12,080	11,374
Intangible assets, net	4,656	4,899
Deferred income taxes, net	—	250
Other assets (Note 4 – Consolidated Variable Interest Entity)	17,840	11,342

Total assets	$792,718	$670,064

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$73,089	$70,492
Unearned premiums	199,970	175,803
Advance premiums	14,967	4,651
Assumed reinsurance balances payable	181	3,294
Accrued expenses (Note 4 – Consolidated Variable Interest Entity)	10,828	6,513
Deferred income taxes, net	4,383	—
Long-term debt	234,817	138,863
Other liabilities (Note 4 – Consolidated Variable Interest Entity)	16,058	26,702

Total liabilities	554,293	426,318

Commitments and contingencies (Note 16)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 9,172,802 and 9,662,761 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	—	—
Additional paid-in capital	—	8,139
Retained income	235,436	232,964
Accumulated other comprehensive income, net of taxes	2,989	2,643

Total stockholders’ equity	238,425	243,746

Total liabilities and stockholders’ equity	$792,718	$670,064

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Gross premiums earned	$90,088	$94,912	$181,707	$193,731
Premiums ceded	(28,241)	(36,384)	(56,824)	(76,756)

Net premiums earned	61,847	58,528	124,883	116,975
Net investment income	2,810	1,725	5,644	3,215
Net realized investment gains	1,787	391	2,502	316
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(177)	(228)	(390)	(636)
Portion of loss recognized in other comprehensive income, before taxes	—	(314)	—	(581)

Net other-than-temporary impairment losses	(177)	(542)	(390)	(1,217)
Policy fee income	908	988	1,816	1,995
Gain on repurchases of convertible senior notes	—	—	—	153
Other	405	430	838	830

Total revenue	67,580	61,520	135,293	122,267

Expenses
Losses and loss adjustment expenses	27,665	26,272	53,194	53,352
Policy acquisition and other underwriting expenses	10,070	10,879	19,719	21,989
Salaries and wages	5,443	5,680	10,446	11,064
Interest expense	4,378	2,611	7,920	5,440
Loss on repurchases of senior notes	743	—	743	—
Other operating expenses	4,976	4,849	9,824	9,496

Total operating expenses	53,275	50,291	101,846	101,341

Income before income taxes	14,305	11,229	33,447	20,926
Income tax expense	4,763	4,205	11,885	7,846

Net income	$9,542	$7,024	$21,562	$13,080

Basic earnings per share	$1.05	$0.71	$2.32	$1.31

Diluted earnings per share	$0.93	$0.71	$2.07	$1.31

Dividends per share	$0.35	$0.30	$0.70	$0.60

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$9,542	$7,024	$21,562	$13,080

Other comprehensive income:
Change in unrealized (loss) gain on investments:
Net unrealized gain arising during the period	654	5,893	2,667	8,056
Other-than-temporary impairment loss charged to income	177	542	390	1,217
Call and repayment losses charged to investment income	8	10	9	11
Reclassification adjustment for net realized gains	(1,787)	(391)	(2,502)	(316)

Net change in unrealized (loss) gain	(948)	6,054	564	8,968
Deferred income taxes on above change	365	(2,336)	(218)	(3,460)

Total other comprehensive (loss) income, net of income taxes	(583)	3,718	346	5,508

Comprehensive income	$8,959	$10,742	$21,908	$18,588

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$21,562	$13,080
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,139	1,948
Net amortization of premiums on investments in fixed-maturity securities	535	255
Depreciation and amortization	4,380	2,656
Deferred income tax benefits	(1,430)	(1,388)
Net realized investment gains	(2,502)	(316)
Other-than-temporary impairment losses	390	1,217
Income from unconsolidated joint venture	(142)	(228)
Distribution received from unconsolidated joint venture	147	—
Gain on repurchases of convertible senior notes	—	(153)
Loss on repurchases of senior notes	743	—
Net (income) loss from limited partnership interests	(1,332)	1,065
Distributions received from limited partnership interests	426	44
Foreign currency remeasurement (gain) loss	(51)	19
Other	116	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(427)	1
Income taxes	1,838	(3,213)
Premiums receivable	(9,345)	(7,597)
Prepaid reinsurance premiums	(11,478)	4,954
Deferred policy acquisition costs	(3,612)	(2,489)
Other assets	(6,971)	28,442
Losses and loss adjustment expenses	2,597	3,037
Unearned premiums	24,167	21,310
Advance premiums	10,316	8,841
Assumed reinsurance balances payable	(3,113)	(1,084)
Accrued expenses and other liabilities	2,411	34

Net cash provided by operating activities	31,364	70,435

Cash flows from investing activities:
Investments in limited partnership interests	(1,489)	(2,448)
Distributions received from limited partnership interests	11,758	—
Distribution from unconsolidated joint venture	417	—
Purchase of property and equipment	(1,295)	(485)
Purchase of real estate investments	(1,931)	(878)
Purchase of fixed-maturity securities	(91,354)	(39,673)
Purchase of equity securities	(22,738)	(8,410)
Proceeds from sales of fixed-maturity securities	6,873	33,524
Proceeds from calls, repayments and maturities of fixed-maturity securities	3,937	1,074
Proceeds from sales of equity securities	20,902	9,155

Net cash used in investing activities	(74,920)	(8,141)

                                                                                                                                                                        (continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from financing activities:
Cash dividends paid	(7,026)	(6,310)
Cash dividends received under share repurchase forward contract	503	374
Proceeds from exercise of common stock options	75	—
Proceeds from issuance of long-term debt	143,859	9,200
Repurchases of convertible senior notes	—	(11,347)
Repurchases of senior notes	(40,250)	—
Repayment of debt	(465)	(150)
Repurchases of common stock	(30,636)	(447)
Repurchases of common stock under share repurchase plan	(1,590)	(12,015)
Debt issuance costs	(4,975)	(177)
Tax benefits on stock-based compensation	—	131

Net cash provided by (used in) financing activities	59,495	(20,741)

Effect of exchange rate changes on cash	50	(17)

Net increase in cash and cash equivalents	15,989	41,536
Cash and cash equivalents at beginning of period	280,531	267,738

Cash and cash equivalents at end of period	$296,520	$309,274

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,476	$12,315

Cash paid for interest	$3,620	$3,746

Non-cash investing and financing activities:

Unrealized gain on investments in available-for-sale securities, net of tax	$346	$5,508

Conversion of revolving credit facility to long-term debt	$9,441	$—

Receivable from sales of available-for-sale securities	$—	$95

Payable on purchases of available-for-sale securities	$694	$127

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2017

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2016	9,662,761	$—	$8,139	$232,964	$2,643	$243,746
Net income	—	—	—	21,562	—	21,562
Total other comprehensive income, net of income taxes	—	—	—	—	346	346
Exercise of common stock options	30,000	—	75	—	—	75
Issuance of restricted stock	154,936	—	—	—	—	—
Forfeiture of restricted stock	(10,874)	—	—	—	—	—
Repurchase and retirement of common stock	(434,505)	—	(21,236)	—	—	(21,236)
Repurchase and retirement of common stock under share repurchase plan	(38,416)	—	(1,590)	—	—	(1,590)
Repurchase of common stock under prepaid forward contract	(191,100)	—	(9,400)	—	—	(9,400)
Equity component on 4.25% convertible senior notes (net of offering costs of $543)	—	—	15,151	—	—	15,151
Deferred taxes on debt discount	—	—	(5,845)	—	—	(5,845)
Common stock dividends	—	—	—	(6,523)	—	(6,523)
Stock-based compensation	—	—	2,139	—	—	2,139
Additional paid-in capital shortfall allocated to retained income	—	—	12,567	(12,567)	—	—

Balance at June 30, 2017	9,172,802	$—	$—	$235,436	$2,989	$238,425

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Six Months Ended June 30, 2016

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2015	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722
Net income	—	—	—	13,080	—	13,080
Total other comprehensive income, net of income taxes	—	—	—	—	5,508	5,508
Issuance of restricted stock	102,440	—	—	—	—	—
Forfeiture of restricted stock	(5,897)	—	—	—	—	—
Cancellation of restricted stock	(160,000)	—	—	—	—	—
Repurchase and retirement of common stock	(14,400)	—	(447)	—	—	(447)
Repurchase and retirement of common stock under share repurchase plan	(376,796)	—	(12,015)	—	—	(12,015)
Common stock dividends	—	—	—	(5,936)	—	(5,936)
Tax benefits on stock-based compensation	—	—	131	—	—	131
Tax shortfalls on stock-based compensation	—	—	(234)	—	—	(234)
Stock-based compensation	—	—	1,948	—	—	1,948

Balance at June 30, 2016	9,837,603	$—	$13,262	$222,778	$3,717	$239,757

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1— Nature of Operations

HCI Group, Inc., together with its majority-owned and controlled subsidiaries (collectively, the “Company”), is primarily engaged in the property and casualty insurance business through Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), its principal operating subsidiary. HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI also offers flood-endorsed and wind-only policies to new and pre-existing Florida customers. HCPCI’s operations are supported by HCI Group, Inc. and certain HCI subsidiaries. During the second quarter of 2017, HCPCI received regulatory approval to write residential property and casualty insurance in the states of Arkansas and Pennsylvania.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2017. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K, which was filed with the SEC on February 22, 2017.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Adoption of New Accounting Standards

Effective January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718), which amends the accounting for share-based payment transactions including the related income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures, which is applied using a modified retrospective transition method, have no impact on the Company’s comparative consolidated financial statements. In addition, the retrospective application of the amendments related to the presentation of employee taxes paid does not have an impact on the Company’s comparative consolidated statement of cash flows. Upon adoption of this standard, the Company elected to account for forfeitures of share-based awards when they occur and apply the amendments related to the presentation of excess tax benefits on the statement of cash flows prospectively. Under the new standard, the Company is required to recognize any excess tax benefits and tax deficiencies in the Company’s consolidated statement of income.

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

In general, the Company first allocates the purchase price or the prepayment amount to additional paid-in capital to the extent available and the remaining balance is allocated to retained income. Due to past and recent share repurchases, the Company’s additional paid-in capital has been exhausted and shall remain so until the Company fully recoups the total amount allocated to retained income.

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 3 — Recent Accounting Pronouncements

Accounting Standards Update No. 2017-09. In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an application of modification accounting. ASU 2017-09 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Accounting Standards Update No. 2017-08. In March 2017, the FASB issued Accounting Standards Update No. 2017-08 (“ASU 2017-08”), Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, this update shortens the amortization period of certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for the Company beginning with the first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Standards Update No. 2017-05. In February 2017, the FASB issued Accounting Standards Update No. 2017-05 (“ASU 2017-05”), Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. In addition, ASU 2017-15 eliminates the exception in the financial asset guidance for transfers of investments including equity method investments in real estate entities and supersedes the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest subsection (Topic 845). ASU 2017-05 is effective for the Company beginning with the first quarter of 2018. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Accounting Standards Update No. 2017-03. In January 2017, the FASB issued Accounting Standards Update No. 2017-03 (“ASU 2017-03”), Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323), which adds and amends SEC paragraphs pursuant to the SEC Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force meetings. The announcement made at the September 22, 2016 meeting provides the SEC staff view on the disclosure of the impact that recently issued accounting standards will have on a public entity’s financial statements when the standards are adopted in a future period. This announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) and any subsequent amendments to guidance in the ASUs that are issued prior to the adoption of the aforementioned ASUs.

Accounting Standards Update No. 2017-01. In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Business Combination (Topic 805), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. If the screen is not met, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business. ASU 2017-01 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted under certain circumstances. When adopted, this guidance will impact how the Company determines whether a transaction should be accounted for as a business acquisition or disposal in a future period.

Accounting Standards to be Adopted in Fiscal Year 2018

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments – Overall (Subtopic 825-10), primarily requiring all equity investments other than those accounted for under the equity method of accounting or those that result in consolidation of the investee to be measured at fair value with changes in the fair value recognized through net income. The application of ASU 2016-01 could cause the Company to experience significant volatility in earnings. Under current accounting policy, the Company recognizes unrealized holding gains and losses on available-for-sale equity securities in stockholders’ equity as a component of accumulated other comprehensive income. In the year of adoption, available-for-sale equity securities’ unrealized holding gains and losses reported in accumulated other comprehensive income at December 31, 2017 will be reclassified to beginning retained income. Any subsequent changes in fair value will be recognized in the consolidated statement of income. In addition, the classification of the Company’s equity securities with readily determinable fair values as “available-for-sale” in the consolidated balance sheet and related disclosures will be eliminated.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 also amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer to be consistent with the guidance in this ASU. ASU 2014-09 permits two methods of adoption: a full retrospective method or a modified retrospective method. This standard could impact the timing and amounts of revenue recognized. The Company has identified and reviewed impacted revenue generating activities in accordance with the five-step revenue recognition model specified by this standard. The Company elects to use a modified retrospective method for transition to the new revenue recognition standard. Based on the Company’s assessment, the impact will be limited to the related disclosures of certain revenue generating activities as its primary source of revenue from insurance premiums is not within the scope of this new standard.

Note 4 — Investments

Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At June 30, 2017 and December 31, 2016, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of June 30, 2017
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$47,134	$7	$(95)	$47,046
Corporate bonds	112,603	969	(1,176)	112,396
State, municipalities, and political subdivisions	77,429	1,760	(197)	78,992
Exchange-traded debt	9,744	254	(39)	9,959
Redeemable preferred stock	237	16	—	253

Total	247,147	3,006	(1,507)	248,646
Equity securities	52,785	4,292	(925)	56,152

Total available-for-sale securities	$299,932	$7,298	$(2,432)	$304,798

As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,975	$—	$(36)	$1,939
Corporate bonds	75,538	607	(1,641)	74,504
State, municipalities, and political subdivisions	78,018	776	(488)	78,306
Exchange-traded debt	11,463	36	(237)	11,262
Redeemable preferred stock	237	3	(3)	237

Total	167,231	1,422	(2,405)	166,248
Equity securities	47,750	5,769	(484)	53,035

Total available-for-sale securities	$214,981	$7,191	$(2,889)	$219,283

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2017 and December 31, 2016 are as follows:

	Amortized	Estimated
	Cost	Fair Value
As of June 30, 2017
Available-for-sale
Due in one year or less	$30,824	$30,820
Due after one year through five years	122,542	122,184
Due after five years through ten years	70,671	71,860
Due after ten years	23,110	23,782

	$247,147	$248,646

	Amortized	Estimated
	Cost	Fair Value
As of December 31, 2016
Available-for-sale
Due in one year or less	$2,656	$2,662
Due after one year through five years	49,915	50,023
Due after five years through ten years	90,360	89,332
Due after ten years	24,300	24,231

	$167,231	$166,248

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2017 and 2016 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2017
Fixed-maturity securities	$2,434	$6	$(18)

Equity securities	$13,631	$2,090	$(291)

Three months ended June 30, 2016
Fixed-maturity securities	$32,424	$376	$—

Equity securities	$4,801	$220	$(205)

Six months ended June 30, 2017
Fixed-maturity securities	$6,873	$29	$(22)

Equity securities	$20,902	$2,835	$(340)

Six months ended June 30, 2016
Fixed-maturity securities	$33,524	$383	$—

Equity securities	$9,155	$359	$(426)

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

Fixed-maturity Securities

Prior to the sale of one intent-to-sell fixed-maturity security, the Company recognized $38 of impairment loss for this security for the three months ended June 30, 2017. For the six months ended June 30, 2017, the Company recognized $100 of impairment losses related to the sale of two intent-to-sell fixed-maturity securities. At June 30, 2017, two fixed-maturity securities were considered other-than-temporarily impaired due to their credit risk. The Company intends to hold these two fixed-maturity securities until maturity, but does not expect a full recovery of their carrying value.

In June 2016, the Company sold one impaired fixed-maturity security that was previously intended to hold until maturity due to uncertainties surrounding the issuer’s announced restructuring plan. Prior to the sale of this security, the remaining $202 of unrealized impairment loss was reclassified from comprehensive income and recognized in total other-than-temporary impairment losses in the Company’s consolidated statement of income for the three months ended June 30, 2016. For the six months ended June 30, 2016, the Company recognized $495 of additional impairment loss in the consolidated statement of income, representing $26 of additional loss recorded during the period and the reclassification of $469 previously recorded in other comprehensive income. At June 30, 2016, there was no fixed-maturity security with credit risk issue.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income from available for sale fixed-maturity securities.

	2017	2016
Balance at January 1	$475	$111
Additional credit impairments on previously impaired securities	—	293

Balance at March 31	475	404
Credit impaired security fully disposed of for which there was no prior intent or requirement to sell	—	(385)
Reduction due to increase in expected cash flows recognized over the remaining life of the previously impaired security	—	(19)

Balance at June 30	$475	$—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Equity Securities

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, the length of time each security has been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. The Company recognized impairment losses of $139 and $340 in the consolidated statement of income for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized impairment losses of $290 and $722, respectively. At June 30, 2017 and 2016, the Company had three and 15 equity securities, respectively, that were other-than-temporarily impaired.

Securities with gross unrealized loss positions at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2017	Loss	Value	Loss	Value	Loss	Value
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(95)	$45,148	$—	$—	$(95)	$45,148
Corporate bonds	(1,169)	76,604	(7)	993	(1,176)	77,597
State, municipalities, and political subdivisions	(165)	10,715	(32)	2,635	(197)	13,350
Exchange-traded debt	(39)	3,428	—	—	(39)	3,428

Total fixed-maturity securities	(1,468)	135,895	(39)	3,628	(1,507)	139,523
Equity securities	(869)	15,837	(56)	1,295	(925)	17,132

Total available-for-sale securities	$(2,337)	$151,732	$(95)	$4,923	$(2,432)	$156,655

At June 30, 2017, there were 140 securities in an unrealized loss position. Of these securities, ten securities had been in an unrealized loss position for 12 months or longer. The gross unrealized loss of corporate bonds in an unrealized loss position for less than twelve months included $236 of other-than-temporary impairment losses related to non-credit factors.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2016	Loss	Value	Loss	Value	Loss	Value
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(36)	$1,939	$—	$—	$(36)	$1,939
Corporate bonds	(1,546)	43,859	(95)	2,814	(1,641)	46,673
State, municipalities, and political subdivisions	(441)	26,029	(47)	3,036	(488)	29,065
Exchange-traded debt	(191)	4,980	(46)	1,954	(237)	6,934
Redeemable preferred stock	(3)	47	—	—	(3)	47

Total fixed-maturity securities	(2,217)	76,854	(188)	7,804	(2,405)	84,658
Equity securities	(293)	10,042	(191)	3,209	(484)	13,251

Total available-for-sale securities	$(2,510)	$86,896	$(379)	$11,013	$(2,889)	$97,909

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

At December 31, 2016, there were 134 securities in an unrealized loss position. Of these securities, 20 securities had been in an unrealized loss position for 12 months or longer. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or longer included $76 of other-than-temporary impairment losses related to non-credit factors.

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

	June 30, 2017			December 31, 2016
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$7,203	$5,505	15.37	$6,246	$6,428	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	6,942	2,217	1.76	7,358	1,360	1.76
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	—	—	—	11,333	—	66.58
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	5,755	4,343	0.18	4,326	5,766	0.18

Total	$19,900	$12,065		$29,263	$13,554

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	The withdrawal was effective on February 15, 2017. As a result, the Company’s investment in this limited partnership was terminated.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority of partners, the term of the fund may be extended for up to three additional one-year periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating results:
Total income	$157,433	$(6,987)	$229,750	$(23,069)
Total expenses	(26,177)	(27,401)	(53,819)	(130,022)

Net income (loss)	$131,256	$(34,388)	$175,931	$(153,091)

	June 30,	December 31,
	2017	2016
Balance Sheet:
Total assets	$3,891,172	$2,956,327
Total liabilities	$180,945	$63,813

For the three and six months ended June 30, 2017, the Company recognized net investment income of $560 and $1,332, respectively, for these investments. During the second quarter of 2017, the Company received in cash a return on investment totaling $154. During the first half of 2017, the Company received total cash distributions of $12,184, representing $11,758 of returned capital and $426 of return on investment. Included in the return of capital was $11,626 from one limited partnership the Company withdrew from in February 2017.

For the three and six months ended June 30, 2016, the Company recognized net investment losses of $196 and $1,065, respectively. During the three and six months ended June 30, 2016, the Company received one cash distribution of $44 of return on investment. At June 30, 2017 and December 31, 2016, the Company’s cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $18,435 and $31,946, respectively, and the Company’s maximum exposure to loss aggregated $19,900 and $29,263, respectively.

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

At June 30, 2017 and December 31, 2016, the Company’s maximum exposure to loss relating to this variable interest entity was $1,680 and $2,102, respectively, representing the carrying value of the investment. At June 30, 2017, there was an undistributed gain of $30 from this equity method investment as compared with an undistributed loss, after an equity distribution, of $25 at December 31, 2016, the amounts of which were included in the Company’s consolidated retained income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The limited liability company members received no cash distributions during the three months ended June 30, 2017 and 2016. During the six months ended June 30, 2017, the Company received a cash distribution of $564, representing a combined distribution of $147 in earnings and $417 in capital as compared with no cash distribution during the six months ended June 30, 2016. The following tables provide FMKT Mel JV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating results:
Total revenues and gain	$—	$181	$331	$714
Total expenses	(33)	(247)	(65)	(483)

Net (loss) income	$(33)	$(66)	$266	$231

The Company’s share of net (loss) income*	$(30)	$(59)	$142	$228

*	Included in net investment income in the Company’s consolidated statements of income.

	June 30,	December 31,
	2017	2016
Balance Sheet:
Construction in progress—real estate	$328	$334
Property and equipment, net	1,226	1,654
Cash	144	179
Other	180	180

Total assets	$1,878	$2,347

Accounts payable	$2	$11
Other liabilities	10	—
Members’ capital	1,866	2,336

Total liabilities and members’ capital	$1,878	$2,347

Investment in unconsolidated joint venture, at equity*	$1,680	$2,102

*	Included the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Real Estate Investments

Real estate investments include office and retail space that is leased to tenants, wet and dry boat storage, one restaurant, and two marinas. Real estate investments consist of the following as of June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
Land	$17,592	$17,592
Land improvements	9,370	9,336
Buildings	16,601	16,154
Tenant and leasehold improvements	940	872
Construction in progress*	4,481	3,404
Other	2,945	2,683

Total, at cost	51,929	50,041
Less: accumulated depreciation and amortization	(2,643)	(1,955)

Real estate investments	$49,286	$48,086

*	This project, which was developed by the Company’s consolidated variable interest entity, was near completion at June 30, 2017.

Depreciation and amortization expense related to real estate investments was $351 and $95 for the three months ended June 30, 2017 and 2016, respectively, and $688 and $188 for the six months ended June 30, 2017 and 2016, respectively.

Consolidated Variable Interest Entity

At June 30, 2017, the Company had a development project near completion in Riverview, Florida through a limited liability company treated under U.S. GAAP as a joint venture in which the Company’s subsidiary has a controlling financial interest and, as a result, it is the primary beneficiary. In addition, the Company is the sole source of funding for the development project. The following table summarizes the assets and liabilities related to this variable interest entity which are included in the accompanying consolidated balance sheets.

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$69	$65
Construction in progress included in real estate investments	$4,481	$3,404
Other assets	$49	$—
Accrued expenses	$117	$68
Other liabilities	$17	$11

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Available-for-sale securities:
Fixed-maturity securities	$1,403	$1,131	$2,640	$2,230
Equity securities	797	784	1,671	1,735
Investment expense	(191)	(161)	(350)	(323)
Limited partnership investments	560	(196)	1,332	(1,065)
Real estate investments	(168)	(53)	(564)	(83)
(Loss) income from unconsolidated joint venture	(30)	(59)	142	228
Cash and cash equivalents	439	268	767	470
Other	—	11	6	23

Net investment income	$2,810	$1,725	$5,644	$3,215

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

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized gain arising during the period	$654	$252	$402	$5,893	$2,274	$3,619
Other-than-temporary impairment loss	177	69	108	542	209	333
Call and repayment losses charged to investment income	8	3	5	10	4	6
Reclassification adjustment for realized gains	(1,787)	(689)	(1,098)	(391)	(151)	(240)

Total other comprehensive (loss) income	$(948)	$(365)	$(583)	$6,054	$2,336	$3,718

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized gain arising during the period	$2,667	$1,029	$1,638	$8,056	$3,108	$4,948
Other-than-temporary impairment loss	390	150	240	1,217	470	747
Call and repayment losses charged to investment income	9	4	5	11	4	7
Reclassification adjustment for realized gains	(2,502)	(965)	(1,537)	(316)	(122)	(194)

Total other comprehensive income	$564	$218	$346	$8,968	$3,460	$5,508

Note 6 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	-	Other inputs that are observable for the asset or liability, either directly or indirectly such as quoted prices for identical or similar assets or liabilities that are not observable throughout the full term.

Level 3	-	Inputs that are unobservable.

Valuation Methodology

Cash and cash equivalents

Cash and cash equivalents primarily consist of money-market funds and certificates of deposit. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

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

Revolving Credit Facility

The interest rate on the Company’s revolving credit facility was periodically adjusted based on the London Interbank Offered Rate plus a spread. As a result, its carrying value at December 31, 2016 approximated fair value. In February 2017, this credit facility was converted into a 3.95% three-year promissory note. See Note 8 — “Long-Term Debt” under 3.95% Promissory Note.

Long-term debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
8% Senior Notes	*	Closing price listed on the New York Stock Exchange
3.875% Convertible Senior Notes	2019	Quoted price at June 30, 2017; Discounted cash flow method/Level 3 inputs at December 31, 2016
4.25% Convertible Senior Notes	2037	Discounted cash flow method/Level 3 inputs
3.95% Promissory Note	2020	Discounted cash flow method/Level 3 inputs
4% Promissory Note	2031	Discounted cash flow method/Level 3 inputs
3.75% Promissory Note	2036	Discounted cash flow method/Level 3 inputs

*	Redeemed on April 3, 2017.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2017
Financial Assets:
Cash and cash equivalents	$296,520	$—	$—	$296,520

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	45,543	1,503	—	47,046
Corporate bonds	111,402	994	—	112,396
State, municipalities, and political subdivisions	—	78,992	—	78,992
Exchange-traded debt	9,959	—	—	9,959
Redeemable preferred stock	253	—	—	253

Total fixed-maturity securities	167,157	81,489	—	248,646
Equity securities	56,152	—	—	56,152

Total available-for-sale securities	223,309	81,489	—	304,798

Total	$519,829	$81,489	$—	$601,318

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2016
Financial Assets:
Cash and cash equivalents	$280,531	$—	$—	$280,531

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	1,939	—	—	1,939
Corporate bonds	73,519	985	—	74,504
State, municipalities, and political subdivisions	—	78,306	—	78,306
Exchange-traded debt	11,262	—	—	11,262
Redeemable preferred stock	237	—	—	237

Total fixed-maturity securities	86,957	79,291	—	166,248
Equity securities	53,035	—	—	53,035

Total available-for-sale securities	139,992	79,291	—	219,283

Total	$420,523	$79,291	$—	$499,814

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of June 30, 2017 and December 31, 2016.

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2017
Financial Assets:
Limited partnership investments	$19,900	$—	$—	$19,900	$19,900
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$83,676	$—	$88,625	$—	$88,625
4.25% Convertible senior notes	124,723	—	—	123,302	123,302
3.95% Promissory note	9,363	—	—	9,442	9,442
4% Promissory note	8,436	—	—	8,200	8,200
3.75% Promissory note	8,619	—	—	8,065	8,065

Total long-term debt	$234,817	$—	$88,625	$237,634	$237,634

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2016
Financial Assets:
Limited partnership investments	$29,263	$—	$—	$29,263	$29,263
Financial Liabilities:
Revolving credit facility	$9,463	$—	$—	$9,463	$9,463
Long-term debt:
8% Senior notes	$39,448	$—	$41,618	$—	$41,618
3.875% Convertible senior notes	81,988	—	—	84,696	84,696
4% Promissory note	8,660	—	—	8,664	8,664
3.75% Promissory note	8,767	—	—	8,506	8,506

Total long-term debt	$138,863	$—	$41,618	$101,866	$143,484

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 — Other Assets

The following table summarizes the Company’s other assets:

	June 30,	December 31,
	2017	2016
Benefits receivable related to retrospective reinsurance contracts	$11,269	$5,810
Prepaid expenses	2,404	1,581
Lease acquisition costs, net	597	615
Restricted cash	709	600
Other	2,861	2,736

Total other assets	$17,840	$11,342

Note 8 — Long-Term Debt

The following table summarizes the Company’s long-term debt.

	June 30,	December 31,
	2017	2016
8% Senior Notes, redeemed in April 2017	$—	$40,250
3.875% Convertible Senior Notes, due March 15, 2019	89,990	89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	—
3.95% Promissory note, due through February 17, 2020	9,473	—
4% Promissory note, due through February 1, 2031	8,587	8,821
3.75% Promissory note, due through September 1, 2036	8,770	8,924

Total principal amount	260,570	147,985
Less: unamortized discount and issuance costs	(25,753)	(9,122)

Total long-term debt	$234,817	$138,863

The following table summarizes future maturities of long-term debt as of June 30, 2017, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following June 30,
2017	$1,029
2018	91,060
2019	9,867
2020	898
2021	144,683
Thereafter	13,033

Total	$260,570

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest Expense:
Contractual interest	$2,680	$1,767	$5,104	$3,656
Non-cash expense (a)	1,718	844	2,877	1,784
Capitalized interest (b)	(20)	—	(61)	—

Total	$4,378	$2,611	$7,920	$5,440

(a)	Represents amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project in Riverview, Florida which is intended for lease.

Convertible Senior Notes

The Company’s Convertible Senior Notes consist of 3.875% Convertible Senior Notes due 2019 (“3.875% Convertible Notes”) and 4.25% Convertible Senior Notes due 2037 (“4.25% Convertible Notes”). The 3.875% Convertible Notes were issued in late 2013 in a private offering for an aggregate principal amount of $103,000. During the first quarter of 2016, the Company repurchased an aggregate of $13,010 in principal, thereby decreasing the aggregate principal balance of its 3.875% Convertible Notes to $89,990. On March 3, 2017, the Company issued 4.25% Convertible Notes in a private offering for an aggregate principal amount of $143,750. The net proceeds of the 4.25% Convertible Notes were $138,775 after $4,975 in related issuance and transaction costs. The following table summarizes the principal and interest payment terms of these Convertible Senior Notes:

Convertible Senior Notes	Interest Payment Terms
3.875% Convertible Notes, due March 15, 2019	Semiannually in arrears: March 15 and September 15
4.25% Convertible Notes, due March 1, 2037	Semiannually in arrears: March 1 and September 1

The Convertible Senior Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. These Convertible Senior Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Convertible Senior Notes provide no protection to the note holders in the event of a fundamental change or other corporate transaction involving the Company except those described in each respective indenture. These Convertible Senior Notes do not require a sinking fund to be established for the purpose of redemption. In conjunction with the issuances of the Convertible Senior Notes, the Company entered into prepaid share repurchase forward contracts and share repurchase agreements providing for the repurchase of shares of the Company’s common stock. See Note 14 — “Stockholders’ Equity” under Share Repurchase Agreements and Prepaid Share Repurchase Forward Contracts for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information regarding the equity and liability components of the Convertible Senior Notes:

	June 30,	December 31
	2017	2016
Principal amount	$233,740	$89,990
Unamortized discount	(20,198)	(6,795)

Liability component – net carrying value before issuance costs	$213,542	$83,195

Equity component – conversion, net of offering costs	$31,051	$15,900

Embedded Conversion Feature

The conversion feature of these Convertible Senior Notes is subject to conversion rate adjustments upon the occurrence of specified events (including payment of dividends above a specified amount) but will not be adjusted for any accrued and unpaid interest.

3.875% Convertible Notes. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate of the 3.875% Convertible Notes. Accordingly, as of June 30, 2017, the conversion rate of the Company’s 3.875% Convertible Notes was 16.1514 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.91 per share.

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

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of June 30, 2017, none of the conditions allowing the holders of either class of the Convertible Senior Notes to convert had been met.

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

The effective interest rates for the 3.875% Convertible Notes and the 4.25% Convertible Notes, taking into account both cash and non-cash components, approximate 8.3% and 7.6%, respectively. Had a 20-year term been used for the amortization of the liability component and issuance costs of the 4.25% Convertible Notes, the annual effective interest rate charged to earnings would have been decreased to approximately 5.4%. As of June 30, 2017, the remaining amortization periods of the debt discounts were expected to be 1.7 years for the 3.875% Convertible Notes and 4.7 years for the 4.25% Convertible Notes.

8% Senior Notes

On April 3, 2017, the Company redeemed its 8% publicly traded, unsecured senior notes which had unamortized debt issuance costs of $743 at par for $40,805, including accrued and unpaid interest of $555. For the three and six months ended June 30, 2017, the Company recognized a loss of $743 associated with the early extinguishment of this debt. The redemption was funded by the net proceeds from the issuance of the 4.25% Convertible Senior Notes.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 — Reinsurance

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance treaties and one quota share reinsurance agreement. Under the terms of the quota share reinsurance agreement effective January 1, 2017, the Company is entitled to a 30% ceding commission on ceded premiums written. The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions.

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Premiums Written:
Direct	$134,609	$139,761	$206,995	$215,400
Assumed	(160)	(280)	(1,121)	(359)

Gross written	134,449	139,481	205,874	215,041
Ceded	(28,241)	(36,384)	(56,824)	(76,756)

Net premiums written	$106,208	$103,097	$149,050	$138,285

Premiums Earned:
Direct	$86,308	$94,046	$172,580	$190,899
Assumed	3,780	866	9,127	2,832

Gross earned	90,088	94,912	181,707	193,731
Ceded	(28,241)	(36,384)	(56,824)	(76,756)

Net premiums earned	$61,847	$58,528	$124,883	$116,975

During the three and six months ended June 30, 2017, reinsurance recoveries of $5 were deducted from losses incurred. During the three and six months ended June 30, 2016, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At June 30, 2017 and December 31, 2016, there were 37 and 35 reinsurers, respectively, participating in the Company’s reinsurance program. At June 30, 2017, there was $5 of reinsurance receivable included in other assets of the consolidated balance sheet compared with $0 at December 31, 2016. Thus, the concentration of credit risk associated with reinsurance receivable as of June 30, 2017 was insignificant compared with none at December 31, 2016. In addition, based on the insurance ratings and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract as of June 30, 2017 and December 31, 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in a profit commission in the event losses are minimal or zero. These adjustments are reflected in the consolidated statements of income as net reductions in ceded premiums of $3,634 and $3,001 for the three months ended June 30, 2017 and 2016, respectively, of which $936 and $413 related to the Company’s contract with Oxbridge Reinsurance Limited, a related party. For the six months ended June 30, 2017 and 2016, these adjustments were $6,956 and $5,822, respectively, of which $1,512 and $740 related to the Company’s contract with Oxbridge. In June 2016, the Company received a total of $37,800 in cash benefits related to two retrospective reinsurance contracts that terminated May 31, 2016 of which $7,560 was received from Oxbridge.

In addition, these adjustments are reflected in other assets and prepaid reinsurance premiums. At June 30, 2017 and December 31, 2016, other assets included $11,269 and $5,810, respectively, of which $2,253 and $1,043 related to the contract with Oxbridge and prepaid reinsurance premiums included $3,648 and $2,152, respectively, of which $639 and $338 related to the contract with Oxbridge. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial position.

Note 10 — Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross balance, beginning of period	$69,911	$53,271	$70,492	$51,690
Incurred, net of reinsurance, related to:
Current period	22,165	20,803	45,373	47,420
Prior period	5,500	5,469	7,821	5,932

Total incurred, net of reinsurance	27,665	26,272	53,194	53,352

Paid, net of reinsurance, related to:
Current period	(12,859)	(14,239)	(19,504)	(22,596)
Prior period	(11,633)	(10,577)	(31,098)	(27,719)

Total paid, net of reinsurance	(24,492)	(24,816)	(50,602)	(50,315)

Net balance, end of period	73,084	54,727	73,084	54,727
Add: reinsurance recoverable	5	—	5	—

Gross balance, end of period	$73,089	$54,727	$73,089	$54,727

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and six months ended June 30, 2017, the Company experienced unfavorable development of $5,500 and $7,821, respectively, of which $3,249 and $5,740, respectively, pertain to claims in the 2016 loss year.

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

Note 11 — Segment Information

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

Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance division are grouped together into one reportable segment under insurance operations. For the three months ended June 30, 2017 and 2016, revenues from the Company’s insurance operations before intracompany elimination represented 96.7% and 97.4%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2017 and 2016, revenues from the Company’s insurance operations before intracompany elimination represented 96.6% and 97.3%, respectively, of total revenues of all operating segments. At June 30, 2017 and December 31, 2016, insurance operations’ total assets represented 87.4% and 87.9%, respectively, of the combined assets of all operating segments. There was no other operating division representing ten percent or more of the Company’s total revenues or combined assets. In addition, there was no other operating division representing ten percent or more of the greater, in absolute amount, of the combined profits of all operating divisions reporting a profit or the combined losses of all operating divisions reporting a loss. The following tables present segment information reconciled to the Company’s consolidated statements of income. Other non-reportable divisions are combined and disclosed in Corporate and Other. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Corporate/	Reclassification/
Three Months Ended June 30, 2017	Operations	Other(a)	Elimination	Consolidated
Revenue:
Net premiums earned	$61,847	$—	$—	$61,847
Net investment income	2,217	790	(197)	2,810
Net realized investment gains (losses)	1,813	(26)	—	1,787
Net other-than-temporary impairment losses	(177)	—	—	(177)
Policy fee income	908	—	—	908
Other	138	2,896	(2,629)	405

Total revenue	66,746	3,660	(2,826)	67,580

Expenses:
Losses and loss adjustment expenses	27,665	—	—	27,665
Amortization of deferred policy acquisition costs	8,785	—	—	8,785
Interest expense	—	4,378	—	4,378
Loss on repurchases of senior notes	—	743	—	743
Depreciation and amortization	33	728	(472)	289
Other	8,077	5,692	(2,354)	11,415

Total expenses	44,560	11,541	(2,826)	53,275

Income before income taxes	$22,186	$(7,881)	$—	$14,305

	Insurance	Corporate/	Reclassification/
Three Months Ended June 30, 2016	Operations	Other(a)	Elimination	Consolidated
Revenue:
Net premiums earned	$58,528	$—	$—	$58,528
Net investment income	1,736	250	(261)	1,725
Net realized investment gains	382	9	—	391
Net other-than-temporary impairment losses	(540)	(2)	—	(542)
Policy fee income	988	—	—	988
Other	211	2,156	(1,937)	430

Total revenue	61,305	2,413	(2,198)	61,520

Expenses:
Losses and loss adjustment expenses	26,272	—	—	26,272
Amortization of deferred policy acquisition costs	9,528	—	—	9,528
Interest expense	—	2,611	—	2,611
Depreciation and amortization	50	386	(95)	341
Other	8,545	5,097	(2,103)	11,539

Total expenses	44,395	8,094	(2,198)	50,291

Income before income taxes	$16,910	$(5,681)	$—	$11,229

(a)	Other revenue under corporate and other primarily consisted of rental income from investment properties and revenue from restaurant and marina businesses.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Corporate/	Reclassification/
Six Months Ended June 30, 2017	Operations	Other(a)	Elimination	Consolidated
Revenue:
Net premiums earned	$124,883	$—	$—	$124,883
Net investment income	4,590	1,476	(422)	5,644
Net realized investment gains	2,419	83	—	2,502
Net other-than-temporary impairment losses	(390)	—	—	(390)
Policy fee income	1,816	—	—	1,816
Other	343	5,357	(4,862)	838

Total revenue	133,661	6,916	(5,284)	135,293

Expenses:
Losses and loss adjustment expenses	53,194	—	—	53,194
Amortization of deferred policy acquisition costs	17,637	—	—	17,637
Interest expense	—	7,920	—	7,920
Loss on repurchases of senior notes	—	743	—	743
Depreciation and amortization	61	1,442	(931)	572
Other	15,446	10,687	(4,353)	21,780

Total expenses	86,338	20,792	(5,284)	101,846

Income before income taxes	$47,323	$(13,876)	$—	$33,447

	Insurance	Corporate/	Reclassification/
Six Months Ended June 30, 2016	Operations	Other(a)	Elimination	Consolidated
Revenue:
Net premiums earned	$116,975	$—	$—	$116,975
Net investment income (loss)	3,486	(113)	(158)	3,215
Net realized investment gains (losses)	324	(8)	—	316
Net other-than-temporary impairment losses	(1,201)	(16)	—	(1,217)
Policy fee income	1,995	—	—	1,995
Gain on repurchases of convertible senior notes	—	153	—	153
Other	437	3,807	(3,414)	830

Total revenue	122,016	3,823	(3,572)	122,267

Expenses:
Losses and loss adjustment expenses	53,352	—	—	53,352
Amortization of deferred policy acquisition costs	19,339	—	—	19,339
Interest expense	—	5,440	—	5,440
Depreciation and amortization	100	772	(188)	684
Other	16,733	9,177	(3,384)	22,526

Total expenses	89,524	15,389	(3,572)	101,341

Income before income taxes	$32,492	$(11,566)	$—	$20,926

(a)	Other revenue under corporate and other primarily consisted of rental income from investment properties and revenue from restaurant and marina businesses.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	June 30,	December 31,
	2017	2016
Segment:
Insurance Operations	$602,474	$651,927
Corporate and Other	211,473	116,849
Consolidation and Elimination	(21,229)	(98,712)

Total assets	$792,718	$670,064

Note 12 — Income Taxes

During the three months ended June 30, 2017 and 2016, the Company recorded approximately $4,763 and $4,205, respectively, of income taxes, which resulted in effective tax rates of 33.3% and 37.4%, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded approximately $11,885 and $7,846, respectively, of income taxes, which resulted in effective tax rates of 35.5% and 37.5%, respectively. The decrease in the 2017 effective tax rate was primarily attributable to tax benefits recognized from the exercise of common stock options during the second quarter of 2017. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

In July 2017, the Company received notice from the Internal Revenue Service stating the Company’s 2015 federal income tax return will be examined. The examination is expected to begin during the third quarter of 2017.

Note 13 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$9,542			$7,024
Less: Income attributable to participating securities	(572)			(306)

Basic Earnings Per Share:
Income allocated to common stockholders	8,970	8,503	$1.05	6,718	9,399	$0.71

Effect of Dilutive Securities:
Stock options	—	41		—	62
Convertible senior notes	2,514	3,790		1,018	1,446

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$11,484	12,334	$0.93	$7,736	10,907	$0.71

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$21,562			$13,080
Less: Income attributable to participating securities	(1,281)			(608)

Basic Earnings Per Share:
Income allocated to common stockholders	20,281	8,727	$2.32	12,472	9,489	$1.31

Effect of Dilutive Securities:
Stock options	—	43		—	62
Convertible senior notes*	4,013	2,988		—	—

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$24,294	11,758	$2.07	$12,472	9,551	$1.31

*	Excluded in 2016 due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 — Stockholders’ Equity

Common Stock

In December 2016, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended June 30, 2017, the Company repurchased and retired a total of 900 shares at a weighted average price per share of $44.26 under this repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended June 30, 2017 was $40, or $44.30 per share. During the six months ended June 30, 2017, the Company repurchased and retired a total of 38,416 shares at a weighted average price per share of $41.36 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2017 was $1,590, or $41.40 per share.

In December 2015, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended June 30, 2016, the Company repurchased and retired a total of 189,938 shares at a weighted average price per share of $31.59 under this repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended June 30, 2016 was $6,008, or $31.63 per share. During the six months ended June 30, 2016, the Company repurchased and retired a total of 376,796 shares at a weighted average price per share of $31.85. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2016 was $12,015, or $31.89 per share.

On July 6, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends are payable on September 15, 2017 to shareholders of record on August 18, 2017.

Share Repurchase Agreements

In conjunction with the issuance of the 4.25% Convertible Notes as described in Note 8 — “Long-Term Debt” under Convertible Senior Notes, the Company used $20,345 of the net proceeds to repurchase and retire an aggregate of 413,600 shares of its common stock at a price of $49.19 per share from institutional investors.

Prepaid Share Repurchase Forward Contracts

The Company has two outstanding prepaid share repurchase forward contracts, one of which was entered into with Deutsche Bank AG, London Branch in conjunction with the issuance of the 3.875% Convertible Notes. The other was entered into with Societe Generale in conjunction with the issuance of the 4.25% Convertible Notes as described in Note 8 — “Long-Term Debt” under Convertible Senior Notes. Both Deutsche Bank AG, London Branch and Societe Generale are considered forward counterparties. Under these forward contracts, the Company made initial upfront payments in exchange for the future deliveries of the Company’s common stock from the forward counterparties. Pursuant to the forward contract entered into in December 2013 with Deutsche Bank AG, London Branch, the Company prepaid $29,923 to repurchase 622,751 shares of the Company’s

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

common stock, which shares will be delivered over a settlement period in 2019. Pursuant to the forward contract entered into in March 2017 with Societe Generale, the Company prepaid $9,400 of the net proceeds of the offering to repurchase 191,100 shares of the Company’s common stock, which shares will be delivered over a settlement period in 2022.

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

Note 15 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. On March 17, 2017, the Company’s board of directors amended the 2012 Omnibus Incentive Plan and reduced the number of shares reserved under the plan from 5,000,000 shares to 3,000,000 shares. At June 30, 2017, there were 1,982,763 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and six months ended June 30, 2017 and 2016 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2017	50,000	$4.02	2.3 years	$1,773
Granted	110,000	$40.00

Outstanding at March 31, 2017	160,000	$28.76	7.4 years	$2,591
Exercised	(30,000)	$2.50

Outstanding at June 30, 2017	130,000	$34.82	8.7 years	$1,675

Exercisable at June 30, 2017	20,000	$6.30	4.2 years	$828

Outstanding at January 1, 2016	110,000	$3.19	2.3 years	$3,482
Outstanding at March 31, 2016	110,000	$3.19	2.1 years	$3,312

Outstanding at June 30, 2016	110,000	$3.19	1.8 years	$2,650

Exercisable at June 30, 2016	110,000	$3.19	1.8 years	$2,650

The aggregate intrinsic value and realized tax benefits of the options exercised during the three and six months ended June 30, 2017 were $1,319 and $509. There were no options exercised during the three and six months ended June 30, 2016. For the three months ended June 30, 2017 and 2016, the Company recognized $53 and $0, respectively, of compensation expense. For the six months ended June 30, 2017 and 2016, the Company recognized $149 and $0, respectively, of compensation expense which was included in other operating expenses. Deferred tax benefits related to stock options were $21 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $58 and $0 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, there was $1,098 and $0, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.5 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the six months ended June 30, 2017:

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2017 and 2016 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2017	542,503	$30.81
Granted	45,000	$40.15
Vested	(20,109)	$48.42
Forfeited	(926)	$35.52

Nonvested at March 31, 2017	566,468	$30.92

Granted	109,936	$44.05
Vested	(45,874)	$34.51
Forfeited	(9,948)	$40.90

Nonvested at June 30, 2017	620,582	$32.82

Nonvested at January 1, 2016	620,513	$30.33
Vested	(20,917)	$48.42
Cancelled	(160,000)	$26.27
Forfeited	(750)	$45.25

Nonvested at March 31, 2016	438,846	$30.93

Granted	102,440	$32.21
Vested	(24,235)	$37.34
Forfeited	(5,147)	$42.20

Nonvested at June 30, 2016	511,904	$30.77

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $984 and $967 for the three months ended June 30, 2017 and 2016, respectively, and $1,990 and $1,948 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, there was approximately $11,751 and $7,531, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 26 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Deferred tax benefits recognized	$341	$372	$694	$751
Tax benefits realized for restricted stock and paid dividends	$816	$338	$1,183	$637
Fair value of vested restricted stock	$1,583	$905	$2,557	$1,918

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 16 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of June 30, 2017, the Company has contractual obligations related to multi-year reinsurance contracts. These contracts have effective dates of June 1, 2016 and may be cancelled only with the other party’s consent. The future minimum aggregate premiums amount payable to the reinsurers due in June 2018 is $19,400.

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for three limited partnership interests. At June 30, 2017, there was an aggregate unfunded balance of $12,065.

Note 17 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd., the Company’s Bermuda domiciled reinsurance subsidiary, has a reinsurance agreement with Oxbridge Reinsurance Limited whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2016 through May 31, 2017, Oxbridge assumed $6,000 of the total covered exposure for approximately $3,400 in premiums. With respect to the period from June 1, 2017 through May 31, 2018, Oxbridge assumed $7,400 of the total covered exposure for approximately $3,400 in premiums. See Note 9 — Reinsurance – which includes the amounts due from and paid by Oxbridge during the six months ended June 30, 2017 and 2016 with respect to benefits accrued in connection with the Oxbridge agreements. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into a trust account to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets may be withdrawn by Claddaugh, the trust beneficiary, in the event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

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

For the three months ended June 30, 2017 and 2016, revenues from insurance operations before intracompany elimination represented 96.7% and 97.4%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2017 and 2016, revenues from insurance operations before intracompany elimination represented 96.6% and 97.3%, respectively, of total revenues of all operating segments. At June 30, 2017 and December 31, 2016, insurance operations’ total assets represented 87.4% and 87.9%, respectively, of the combined assets of all operating segments. There was no other operating division representing ten percent or more of our total revenues or combined assets. See Note 11 — “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Insurance Operations

Property and Casualty Insurance

Homeowners Choice Property & Casualty Insurance Company, Inc.

Our principal operating subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), is a leading provider of property and casualty insurance in the state of Florida. HCPCI along with certain of our other subsidiaries currently provides property and casualty insurance to homeowners, condominium owners, and tenants in the state of Florida. HCPCI offers flood-endorsed and wind-only policies to eligible new and pre-existing Florida customers. In addition, HCPCI was approved by the Florida Office of Insurance Regulation to write standalone flood insurance policies for Florida homeowners. HCPCI strives to offer insurance products at competitive rates, while pursuing profitability using selective underwriting criteria.

HCPCI began operations in 2007 by participating in a “take-out program,” which is a legislatively mandated program designed to encourage private insurance companies to assume policies from Citizens Property Insurance Corporation, a Florida state-supported insurer. Our growth since inception has resulted primarily from a series of policy assumptions. This growth track has been beneficial to us although there are fewer policies available for assumption today as a result of increased competition in the Florida market. Thus, we plan to seek other opportunities to expand by providing new or additional product offerings in and outside the state of Florida. Recently, HCPCI received regulatory approval to write residential property and casualty insurance in the states of Arkansas, Pennsylvania and South Carolina. HCPCI expects to begin writing flood policies in those states during 2017.

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

Other Operations

Real Estate

Our real estate operations consist of multiple properties we own and operate. Properties used in operations consist of our Tampa headquarters building and a secondary insurance operations site in Ocala, Florida. Properties held as investments include two retail shopping centers and a combined 24 acres of waterfront property where two marinas and one restaurant are located.

In July 2017, we completed one real estate development and construction project described as a joint venture arrangement under U.S. GAAP, which we consolidate with our operations. See Note 4 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Recent Events

On July 6, 2017, our Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends are payable on September 15, 2017 to stockholders of record on August 18, 2017.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Gross premiums earned	$90,088	$94,912	$181,707	$193,731
Premiums ceded	(28,241)	(36,384)	(56,824)	(76,756)

Net premiums earned	61,847	58,528	124,883	116,975
Net investment income	2,810	1,725	5,644	3,215
Net realized investment gains	1,787	391	2,502	316
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(177)	(228)	(390)	(636)
Portion of loss recognized in other comprehensive income, before taxes	—	(314)	—	(581)

Net other-than-temporary impairment losses	(177)	(542)	(390)	(1,217)
Policy fee income	908	988	1,816	1,995
Gain on repurchases of convertible senior notes	—	—	—	153
Other income	405	430	838	830

Total revenue	67,580	61,520	135,293	122,267

Expenses
Losses and loss adjustment expenses	27,665	26,272	53,194	53,352
Policy acquisition and other underwriting expenses	10,070	10,879	19,719	21,989
Salaries and wages	5,443	5,680	10,446	11,064
Interest expense	4,378	2,611	7,920	5,440
Loss on repurchases of senior notes	743	—	743	—
Other operating expenses	4,976	4,849	9,824	9,496

Total operating expenses	53,275	50,291	101,846	101,341

Income before income taxes	14,305	11,229	33,447	20,926
Income tax expense	4,763	4,205	11,885	7,846

Net income	$9,542	$7,024	$21,562	$13,080

Ratios to Net Premiums Earned:
Loss Ratio	44.73%	44.89%	42.60%	45.61%
Expense Ratio	41.41%	41.04%	38.95%	41.02%

Combined Ratio	86.14%	85.93%	81.55%	86.63%

Ratios to Gross Premiums Earned:
Loss Ratio	30.71%	27.68%	29.27%	27.54%
Expense Ratio	28.43%	25.31%	26.78%	24.77%

Combined Ratio	59.14%	52.99%	56.05%	52.31%

Earnings Per Share Data:
Basic	$1.05	$0.71	$2.32	$1.31

Diluted	$0.93	$0.71	$2.07	$1.31

Comparison of the Three Months ended June 30, 2017 with the Three Months ended June 30, 2016

Our results of operations for the three months ended June 30, 2017 reflect income available to common stockholders of approximately $9,542,000, or $0.93 earnings per diluted share, compared with approximately $7,024,000, or $0.71 earnings per diluted share, for the three months ended June 30, 2016. The quarter-over-quarter increase was primarily due to a $3,319,000 increase in net premiums earned which was driven by decreased reinsurance costs. In addition, our 2017 results were positively impacted by increased investment-related income of $2,481,000 offset by a $1,393,000 increase in losses and loss adjustment expenses.

Revenue

Gross Premiums Earned for the three months ended June 30, 2017 and 2016 were approximately $90,088,000 and $94,912,000, respectively. The decrease in 2017 was attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the three months ended June 30, 2017 and 2016 were approximately $28,241,000 and $36,384,000, respectively, representing 31.3% and 38.3%, respectively, of gross premiums earned. The $8,143,000 decrease was primarily attributable to lower costs of our 2016/2017 reinsurance program, which began June 1, 2016 as compared with the costs of the 2015/2016 program that began June 1, 2015. In addition, the reduction to our ceded premiums attributable to retrospective provisions under certain reinsurance contracts was higher as compared with the corresponding period in 2016.

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties or to assume a proportional share of losses as defined by a quota share arrangement. For the three months ended June 30, 2017 and 2016, premiums ceded reflect net reductions of approximately $3,634,000 and $3,001,000, respectively, related to the provisions under certain reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written during the three months ended June 30, 2017 and 2016 totaled approximately $106,208,000 and $103,097,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $3,111,000 increase in 2017 resulted from the decrease in premiums ceded during the period described above offset by a decrease of $5,032,000 in gross premiums written. We had approximately 143,000 policies in force at June 30, 2017 as compared with approximately 150,000 policies in force at June 30, 2016.

Net Premiums Earned for the three months ended June 30, 2017 and 2016 were approximately $61,847,000 and $58,528,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended
	June 30,
	2017	2016
Net Premiums Written	$106,208	$103,097
Increase in Unearned Premiums	(44,361)	(44,569)

Net Premiums Earned	$61,847	$58,528

Net Investment Income for the three months ended June 30, 2017 and 2016 was approximately $2,810,000 and $1,725,000, respectively. The increase in 2017 was primarily due to $560,000 of income from limited partnership investments compared with a $196,000 loss during the second quarter of 2016. See Note 4 — “Investments” under Net Investment Income to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Other-Than-Temporary Impairment Losses for the three months ended June 30, 2017 and 2016 were approximately $177,000 and $542,000, respectively. During the second quarter of 2017, we recognized impairment losses specific to one fixed-maturity security and three equity securities. The fixed-maturity security was subject to impairment resulting from our intention to sell this security before its recovery. Three equity securities were impaired because each security had been in an unrealized loss position for a length of time with no near term prospect of recovery. During the quarter ended June 30, 2016, we recognized impairment losses specific to one fixed-maturity security and seven equity securities.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $27,665,000 and $26,272,000 for the three months ended June 30, 2017 and 2016, respectively. During the second quarter of 2017, we continued to strengthen our loss reserves in response to trends involving assignment of insurance benefits and related litigation. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2017 and 2016 of approximately $10,070,000 and $10,879,000, respectively, primarily reflect commissions and premium taxes related to the policies that have renewed. The $809,000 decrease from the corresponding period in 2016 was primarily attributable to a decrease in commissions and premium taxes resulting from policy attrition and the effect of the rate decrease.

Salaries and Wages for the three months ended June 30, 2017 and 2016 were approximately $5,443,000 and $5,680,000, respectively. The $237,000 decrease from the corresponding period in 2016 despite an increase in employee headcount was primarily attributable to the capitalization of payroll costs related to a software development project for internal use. As of June 30, 2017, we had approximately 260 employees located at our offices in Florida compared with 242 employees as of June 30, 2016. We also had 78 employees located in Noida, India at June 30, 2017 versus 85 at June 30, 2016.

Interest Expense for the three months ended June 30, 2017 and 2016 was approximately $4,378,0000 and $2,611,000, respectively. The increase was primarily attributable to the net increase in long-term debt resulting from the issuance of 4.25% Convertible Senior Notes in March 2017 and the redemption of 8% Senior Notes in April 2017.

Loss on repurchases of Senior Notes for the three months ended June 30, 2017 was approximately $743,000, resulting from the early extinguishment of our 8% Senior Notes. See Note 8 — “Long-Term Debt” under 8% Senior Notes to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense for the three months ended June 30, 2017 and 2016 was approximately $4,763,000 and $4,205,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 33.3% for 2017 and 37.4% for 2016. The decrease in the effective tax rate was primarily attributable to tax benefits recognized for the exercise of common stock options during the second quarter of 2017.

Ratios:

The loss ratio applicable to the three months ended June 30, 2017 (losses and loss adjustment expenses incurred related to net premiums earned) was 44.7% compared with 44.9% for the three months ended June 30, 2016.

The expense ratio applicable to the three months ended June 30, 2017 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 41.4% compared with 41.0% for the three months ended June 30, 2016.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2017 was 86.1% compared with 85.9% for the three months ended June 30, 2016.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2017 was 59.1% compared with 53.0% for the three months ended June 30, 2016. The increase was primarily attributable to the combined impact of decreased gross premiums earned and increased operating expenses.

Comparison of the Six Months ended June 30, 2017 with the Six Months ended June 30, 2016

Our results of operations for the six months ended June 30, 2017 reflect income available to common stockholders of approximately $21,562,000, or $2.07 earnings per diluted share, compared with approximately $13,080,000, or $1.31 earnings per diluted share, for the six months ended June 30, 2016. The period-over-period increase was primarily due to a $19,932,000 decrease in premiums ceded as well as a $12,024,000 decrease in gross premiums earned, resulting in an increase in net premiums earned of $7,908,000. In addition, our investment-related income during 2017 compared with the corresponding period in 2016 increased approximately $4,615,000.

Revenue

Gross Premiums Earned for the six months ended June 30, 2017 and 2016 were approximately $181,707,000 and $193,731,000, respectively. The decrease in 2017 was attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the six months ended June 30, 2017 and 2016 were approximately $56,824,000 and $76,756,000, respectively, representing 31.3% and 39.6%, respectively, of gross premiums earned. The decrease from the corresponding period in 2016 was primarily attributable to lower reinsurance costs as described earlier. In addition, the reduction to our ceded premiums attributable to retrospective provisions under certain reinsurance contracts was higher as compared with the corresponding period in 2016. For the six months ended June 30, 2017 and 2016, premiums ceded reflected net reductions of approximately $6,956,000 and $5,822,000, respectively, related to these provisions. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the six months ended June 30, 2017 and 2016 totaled approximately $149,050,000 and $138,285,000, respectively. The increase in 2017 resulted from a decrease of approximately $19,932,000 in premiums ceded combined with a decrease of approximately $9,167,000 in gross premiums written during the year.

Net Premiums Earned for the six months ended June 30, 2017 and 2016 were approximately $124,883,000 and $116,975,000, respectively, and reflected gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net Premiums Written	$149,050	$138,285
Increase in Unearned Premiums	(24,167)	(21,310)

Net Premiums Earned	$124,883	$116,975

Net Investment Income for the six months ended June 30, 2017 and 2016 was approximately $5,644,000 and $3,215,000, respectively. The increase in 2017 was primarily due to $1,332,000 of income from limited partnership investments compared with a 1,065,000 loss during the corresponding period in 2016. See Note 4 — “Investments” under Net Investment Income to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Other-Than-Temporary Impairment Losses for the six months ended June 30, 2017 and 2016 were approximately $390,000 and $1,217,000, respectively. During the six months ended June 30, 2017, we recognized impairment losses specific to two fixed-maturity securities and three equity securities. The fixed-maturity securities were subject to impairment resulting from our intention to sell these securities before their recovery. Three equity securities were impaired as a result of the length of time each security had been in an unrealized loss position with no near term prospect of recovery. During the six months ended June 30, 2016, we recognized impairment losses specific to one fixed-maturity security and 15 equity securities.

Gain on Repurchases of Convertible Senior Notes for the six months ended June 30, 2016 was approximately $153,000. The gain was attributable to the repurchase of $13,010,000 in principal of our 3.875% Convertible Senior Notes during the first quarter of 2016.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $53,194,000 and $53,352,000, respectively, for the six months ended June 30, 2017 and 2016. Our 2017 losses and loss adjustment expenses reflected the continuation of reserve strengthening in response to trends involving assignment of insurance benefits and related litigation. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2017 and 2016 of approximately $19,719,000 and $21,989,000, respectively. The $2,270,000 decrease from the corresponding period in 2016 was primarily attributable to decreased commissions and premium taxes resulting from policy attrition and the effect of the rate decrease.

Salaries and Wages for the six months ended June 30, 2017 and 2016 were approximately $10,446,000 and $11,064,000, respectively. The $618,000 decrease from the corresponding period in 2016 was primarily attributable to the capitalization of payroll costs related to a software development project for internal use.

Loss on repurchases of Senior Notes for the six months ended June 30, 2017 was approximately $743,000, resulting from the early extinguishment of our 8% Senior Notes.

Income Tax Expense for the six months ended June 30, 2017 and 2016 were $11,885,000 and $7,846,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 35.5% for 2017 and 37.5% for 2016. The decrease in the effective tax rate primarily resulted from the recognition of tax benefits associated with the exercise of common stock options during the second quarter of 2017.

Ratios:

The loss ratio applicable to the six months ended June 30, 2017 was 42.6% compared with 45.6% for the six months ended June 30, 2016. The decrease was primarily due to the increase in net premiums earned which was driven in large part by decreased reinsurance costs.

The expense ratio applicable to the six months ended June 30, 2017 was 39.0% compared with 41.0% for the six months ended June 30, 2016. The decrease in our expense ratio is primarily attributable to the increase net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2017 was 81.6% compared with 86.6% for the six months ended June 30, 2016.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2017 was 56.1% compared with 52.3% for the six months ended June 30, 2016.

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

Senior Notes and Promissory Note

The following table summarizes our long-term debt’s principal and interest payment obligations at June 30, 2017:

	Maturity Date	Interest Payment Due Date
3.875% Convertible Senior Notes	March 2019	March 15 and September 15
4.25% Convertible Senior Notes	March 2037	March 1 and September 1
4% Promissory Note	Through February 2031	1st day of each month
3.75% Callable Promissory Note	Through September 2036	1st day of each month
3.95% Promissory Note	Through February 2020	17th of each month

See Note 8 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Limited Partnership Investments

Our limited partnership investments consist of three private equity funds managed by their general partners. These funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At June 30, 2017, there was an aggregate unfunded capital balance of $12,065,000. See Limited Partnership Investments under Note 4 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

In December 2016, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At June 30, 2017, there was approximately $18,411,000 available under the plan. See Note 14 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Development and Acquisition

We may contemplate the acquisition of land for future development through one of our existing joint ventures. Although we have no outstanding commitment to fund any future project and we expect to finance future development projects with cash from real estate operations and through property financings, we may be required to make additional capital contributions when warranted. In addition, we completed our development project in Riverview, Florida in July 2017. We have the option to acquire the joint venture partner’s interest in this project.

Sources and Uses of Cash

Cash Flows for the Six months ended June 30, 2017

Net cash provided by operating activities for the six months ended June 30, 2017 was approximately $31,364,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $74,920,000 was primarily due to the purchases of available-for-sale securities of $114,092,000, the limited partnership investments of $1,489,000, and the real estate investments of $1,931,000, offset by the proceeds from sales of available-for-sale securities of $27,775,000, the distributions of $11,758,000 from limited partnership investments and the redemptions and repayments of fixed-maturity securities of $3,937,000. Net cash provided by financing activities totaled $59,495,000, which was primarily due to the proceeds from issuance of 4.25% Convertible Senior Notes of $143,750,000, offset by $40,250,000 used in the repurchases of our 8% senior notes, $4,975,000 of related underwriting and issuance costs, $32,226,000 used in our share repurchases and $6,523,000 of net cash dividend payments.

Cash Flows for the Six months ended June 30, 2016

Net cash provided by operating activities for the six months ended June 30, 2016 was approximately $70,435,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $8,141,000 was primarily due to the purchases of available-for-sale securities of $48,083,000, and the limited partnership investments of $2,448,000, offset by the proceeds from sales of available-for-sale securities of $42,679,000. Net cash used in financing activities totaled $20,741,000, which was primarily due to $11,347,000 used in the repurchases of our convertible senior notes, $12,015,000 used in our share repurchase plan and $5,936,000 of net cash dividend payments, offset by the proceeds from issuance of a 4% promissory note of $9,200,000.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At June 30, 2017, we had $304,798,000 of available-for-sale investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we had unexpired capital commitments for three limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 16 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of June 30, 2017 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease (1)	$672	165	280	227	—
Service agreement (1)	114	23	50	41	—
Reinsurance contracts (2)	19,400	19,400	—	—	—
Unfunded capital commitments (3)	12,065	12,065	—	—	—
Long-term debt obligations (4)	306,177	12,129	118,963	158,883	16,202

Total	$338,428	43,782	119,293	159,151	16,202

(1)	Represents the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the June 30, 2017 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts.
(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to three limited partnerships in which we hold an interest.
(4)	Amounts represent principal and interest payments over the lives of various long-term debt obligations. See Note 8 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2017, $49,850,000 of the total $73,089,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $23,239,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At June 30, 2017, $17,397,000 of the $23,239,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $70,492,000 at December 31, 2016 to $73,089,000 at June 30, 2017. The $2,597,000 increase in our Reserves is comprised of $25,874,000 in reserves related to claims occurring in the 2017 loss year offset by reductions in our Reserves of $14,908,000 for 2016 and $3,590,000 for 2015 and prior loss years. The $25,874,000 in Reserves established for 2017 claims is primarily driven by an allowance for subsequent development of claims reported for the accident year and an allowance for those claims that have been incurred but not reported to the company as of June 30, 2017. The decrease of $23,277,000 specific to our 2016 and prior loss-year reserves is primarily due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at June 30, 2017 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended June 30, 2017 and 2016, we accrued benefits of $2,968,000 and $3,947,000, respectively. For the three months ended June 30, 2017, we deferred recognition of $665,000 of reinsurance costs. For the three months ended June 30, 2016, we recognized net ceded premiums of $946,000, representing amortization of $1,223,000 of previously deferred reinsurance costs for increased coverage offset by $277,000 of ceded premiums deferred for the period. For the three months ended June 30, 2017 and 2016, net reductions in ceded premiums totaled $3,634,000 and $3,001,000, respectively.

For the six months ended June 30, 2017 and 2016, we accrued benefits of $5,459,000 and $8,630,000, respectively. For the six months ended June 30, 2017, we deferred recognition of $1,496,000 of reinsurance costs. For the six months ended June 30, 2016, we recognized net ceded premiums of $2,808,000, representing amortization of $3,085,000 of previously deferred reinsurance costs for increased coverage offset by $277,000 of ceded premiums deferred for the period. For the six months ended June 30, 2017 and 2016, net reductions in ceded premiums totaled $6,956,000 and $5,822,000, respectively. In June 2016, we received cash totaling $37,800,000 in connection with the benefits accrued for two retrospective reinsurance contracts that were terminated effective May 31, 2016.

As of June 30, 2017, we had $11,269,000 of accrued benefits and $3,648,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable. At December 31, 2016, we had $5,810,000 of accrued benefits and $2,152,000 of ceded premiums deferred related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on February 22, 2017. For the six months ended June 30, 2017, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to our Notes to Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at June 30, 2017 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2017 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$224,753	$(23,893)	(9.61)%
200 basis point increase	232,713	(15,933)	(6.41)%
100 basis point increase	240,677	(7,969)	(3.21)%
100 basis point decrease	256,620	7,974	3.21%
200 basis point decrease	263,917	15,271	6.14%
300 basis point decrease	268,397	19,751	7.94%

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

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2017 (amounts in thousands):

		% of		% of
		Total		Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$1,703	1	$1,709	1
AA+, AA, AA-	70,220	28	70,532	28
A+, A, A-	92,951	38	93,123	37
BBB+, BBB, BBB-	60,160	24	61,465	25
BB+, BB, BB-	7,537	3	7,422	3
B+, B, B-	8,033	3	7,794	3
CCC+, CC and Not rated	6,543	3	6,601	3

Total	$247,147	100	$248,646	100

Equity Price Risk

Our equity investment portfolio at June 30, 2017 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at June 30, 2017 (amounts in thousands):

		% of
		Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$28,001	50
Industrial	4,685	8
Consumer	3,891	7
Energy	3,920	7
Other (1)	4,918	9

	45,415	81

Mutual funds and Exchange traded funds by type:
Debt	9,336	17
Equity	1,401	2

	10,737	19

Total	$56,152	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2017, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes the number of common shares repurchased during the three months ended June 30, 2017 under a share repurchase plan and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares in May 2017 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (b)
April 30, 2017	—	$—	—	$18,451
May 31, 2017	15,188	$44.17	900	$18,411
June 30, 2017	—	$—	—	$18,411

	15,188	$44.17	900

(a)	The share repurchase plan approved by our Board of Directors on December 15, 2016 commenced in January 2017.
(b)	Represents the balances before commissions and fees at the end of each month.

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

During the six months ended June 30, 2017, HCPCI paid a $18,000,000 dividend to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.7.1	Amendment, dated as of April 18, 2017, to the Rights Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC, dated as of October 18, 2013. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed April 24, 2017.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

4.10	Indenture, dated March 3, 2017, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

4.11	Form of Global 4.25% Convertible Senior Note due 2037 (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.2 of our Form 8-K filed March 3, 2017.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2016 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.4

Reimbursement Contract effective June 1, 2017 between Homeowners Choice Property & Casualty Insurance

Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

10.5**	Restated HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.1 of our Form 10-Q filed March 23, 2017.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Executive Employment Agreement dated November 23, 2016 between Mark Harmsworth and HCI Group, Inc.

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.9	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Claddaugh). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.10	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2016, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.12	Property Catastrophe First Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.13	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2016 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.14	Property Catastrophe Third Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.15	Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.16	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2017 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.17	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.18	Property Catastrophe Second Event Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013. See Exhibit 10.96

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Purchase Agreement, dated February 28, 2017, by and between HCI Group, Inc. and JMP Securities LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed February 28, 2017.

10.59	Prepaid Forward Contract, dated February 28, 2017 and effective as of March 3, 2017, between HCI Group, Inc. and Societe Generale. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 3, 2017.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.89**	Employment Agreement between Paresh Patel and HCI Group, Inc. dated December 30, 2016. Incorporated by reference to the exhibit numbered 99.1 to our Form 8-K filed December 30, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.96**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Martin Traber and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 11, 2017.

10.100 **	Restricted Stock Award Contract Restricted Stock Award Contract between Mark Harmsworth and HCI Group, Inc. dated December 5, 2016.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

August 3, 2017	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 3, 2017	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.