Form 10-Q
period 2017-09-30
HCI Group, Inc.
filed 2017-11-03
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on October 26, 2017 was 9,781,952.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $253,162 and $167,231, respectively)	$256,102	$166,248
Equity securities, available for sale, at fair value (cost: $58,242 and $47,750, respectively)	63,023	53,035
Equity securities, trading, at fair value (cost: $929 and $0, respectively)	1,003	—
Limited partnership investments, at equity	20,998	29,263
Investment in unconsolidated joint venture, at equity	1,664	2,102
Real estate investments (Note 4 – Consolidated Variable Interest Entity)	48,961	48,086

Total investments	391,751	298,734
Cash and cash equivalents (Note 4 – Consolidated Variable Interest Entity)	292,438	280,531
Accrued interest and dividends receivable	2,241	1,654
Income taxes receivable	24,081	2,811
Premiums receivable	27,179	17,276
Prepaid reinsurance premiums	28,352	24,554
Reinsurance recoverable:
Paid losses and loss adjustment expenses	17	—
Unpaid losses and loss adjustment expenses	213,729	—
Deferred policy acquisition costs	21,150	16,639
Property and equipment, net	12,356	11,374
Intangible assets, net	4,498	4,899
Deferred income taxes, net	—	250
Other assets (Note 4 – Consolidated Variable Interest Entity)	11,461	11,342

Total assets	$1,029,253	$670,064

	(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$344,672	$70,492
Unearned premiums	206,174	175,803
Advance premiums	10,248	4,651
Assumed reinsurance balances payable	243	3,294
Accrued expenses (Note 4 – Consolidated Variable Interest Entity)	11,803	6,513
Reinsurance recovered in advance on unpaid losses	9,882	—
Deferred income taxes, net	3,092	—
Long-term debt	236,311	138,863
Other liabilities (Note 4 – Consolidated Variable Interest Entity)	13,772	26,702

Total liabilities	836,197	426,318

Commitments and contingencies (Note 16)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 9,035,609 and 9,662,761 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	—	—
Additional paid-in capital	—	8,139
Retained income	188,313	232,964
Accumulated other comprehensive income, net of taxes	4,743	2,643

Total stockholders’ equity	193,056	243,746

Total liabilities and stockholders’ equity	$1,029,253	$670,064

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Gross premiums earned	$88,669	$92,542	$270,376	$286,273
Premiums ceded	(44,705)	(29,242)	(101,529)	(105,998)

Net premiums earned	43,964	63,300	168,847	180,275
Net investment income	2,878	2,785	8,522	6,000
Net realized and unrealized investment (losses) gains	(152)	583	2,350	899
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(474)	(575)	(864)	(1,211)
Portion of loss recognized in other comprehensive income, before taxes	—	351	—	(230)

Net other-than-temporary impairment losses	(474)	(224)	(864)	(1,441)
Policy fee income	905	972	2,721	2,967
Gain on repurchases of convertible senior notes	—	—	—	153
Gain on bargain purchase	—	2,071	—	2,071
Other	369	321	1,207	1,151

Total revenue	47,490	69,808	182,783	192,075

Expenses
Losses and loss adjustment expenses	89,231	25,909	142,425	79,261
Policy acquisition and other underwriting expenses	9,926	10,536	29,645	32,525
Salaries and wages	4,605	5,945	15,051	17,009
Interest expense	4,408	2,672	12,328	8,112
Loss on repurchases of senior notes	—	—	743	—
Other operating expenses	5,338	4,717	15,162	14,213

Total operating expenses	113,508	49,779	215,354	151,120

(Loss) income before income taxes	(66,018)	20,029	(32,571)	40,955
Income tax (benefit) expense	(25,472)	8,696	(13,587)	16,542

Net (loss) income	$(40,546)	$11,333	$(18,984)	$24,413

Basic (loss) earnings per share	$(4.44)	$1.17	$(2.05)	$2.48

Diluted (loss) earnings per share	$(4.44)	$1.10	$(2.05)	$2.41

Dividends per share	$0.35	$0.30	$1.05	$0.90

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(40,546)	$11,333	$(18,984)	$24,413

Other comprehensive income:
Change in unrealized gain on investments:
Net unrealized gain arising during the period	2,155	2,234	4,822	10,290
Other-than-temporary impairment loss charged to income	474	224	864	1,441
Call and repayment losses charged to investment income	—	3	9	14
Reclassification adjustment for net realized losses (gains)	226	(583)	(2,276)	(899)

Net change in unrealized gain	2,855	1,878	3,419	10,846
Deferred income taxes on above change	(1,101)	(724)	(1,319)	(4,184)

Total other comprehensive income, net of income taxes	1,754	1,154	2,100	6,662

Comprehensive (loss) income	$(38,792)	$12,487	$(16,884)	$31,075

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(18,984)	$24,413
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	3,362	3,072
Net amortization of premiums on investments in fixed-maturity securities	884	475
Depreciation and amortization	6,945	3,968
Deferred income tax benefits	(3,822)	(4,967)
Net realized and unrealized investment gains	(2,350)	(899)
Other-than-temporary impairment losses	864	1,441
Income from unconsolidated joint venture	(126)	(153)
Distribution received from unconsolidated joint venture	147	—
Gain on repurchases of convertible senior notes	—	(153)
Gain on bargain purchase	—	(2,071)
Loss on repurchases of senior notes	743	—
Net income from limited partnership interests	(1,724)	(54)
Distributions received from limited partnership interests	854	428
Foreign currency remeasurement (gain) loss	(31)	9
Other	172	5
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(587)	(305)
Income taxes	(21,270)	2,510
Premiums receivable	(9,903)	(6,495)
Prepaid reinsurance premiums	(3,798)	11,048
Reinsurance recoverable	(213,746)	—
Deferred policy acquisition costs	(4,511)	(2,619)
Other assets	2,441	32,073
Losses and loss adjustment expenses	274,180	5,505
Unearned premiums	30,371	22,032
Advance premiums	5,597	4,894
Assumed reinsurance balances payable	(3,051)	(1,084)
Reinsurance recovered in advance on unpaid losses	9,882	—
Accrued expenses and other liabilities	(1,146)	(1,180)

Net cash provided by operating activities	51,393	91,893

Cash flows from investing activities:
Investments in limited partnership interests	(2,623)	(4,670)
Acquisition of real estate business, net of cash acquired	—	(12,056)
Distributions received from limited partnership interests	11,758	—
Proceeds from investment in real estate under acquisition, development and construction arrangement	—	10,200
Distribution from unconsolidated joint venture	417	—
Purchase of property and equipment	(1,872)	(543)
Purchase of real estate investments	(2,095)	(1,522)
Purchase of fixed-maturity securities - available for sale	(105,258)	(79,232)
Purchase of equity securities - available for sale	(34,512)	(13,259)
Purchase of equity securities - trading	(1,507)	—
Proceeds from sales of fixed-maturity securities - available for sale	9,638	37,415
Proceeds from calls, repayments and maturities of fixed-maturity securities - available for sale	8,786	2,637
Proceeds from sales of equity securities - available for sale	25,729	14,155
Proceeds from sales of equity securities - trading	580	—

Net cash used in investing activities	(90,959)	(46,875)

	(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - continued

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Cash dividends paid	(10,512)	(9,368)
Cash dividends received under share repurchase forward contract	788	561
Proceeds from exercise of common stock options	75	—
Proceeds from issuance of long-term debt	143,859	18,200
Repurchases of convertible senior notes	—	(11,347)
Repurchases of senior notes	(40,250)	—
Repayment of debt	(718)	(264)
Repurchases of common stock	(30,636)	(464)
Repurchases of common stock under share repurchase plan	(6,189)	(18,023)
Debt issuance costs	(4,975)	(339)
Tax benefits on stock-based compensation	—	176

Net cash provided by (used in) financing activities	51,442	(20,868)

Effect of exchange rate changes on cash	31	(8)

Net increase in cash and cash equivalents	11,907	24,142
Cash and cash equivalents at beginning of period	280,531	267,738

Cash and cash equivalents at end of period	$292,438	$291,880

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,506	$18,824

Cash paid for interest	$8,647	$6,417

Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$2,100	$6,662

Details of business acquisition:
Fair value of assets acquired	$—	$14,677
Less: purchase price	—	(12,250)
gain on bargain purchase	—	(2,071)

Liabilities assumed	$—	$356

Conversion of revolving credit facility to long-term debt	$9,441	$—

Receivable from sales of available-for-sale securities	$3,034	$270

Payable on purchases of available-for-sale securities	$3,014	$388

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2017

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2016	9,662,761	$—	$8,139	$232,964	$2,643	$243,746
Net loss	—	—	—	(18,984)	—	(18,984)
Total other comprehensive income, net of income taxes	—	—	—	—	2,100	2,100
Exercise of common stock options	30,000	—	75	—	—	75
Issuance of restricted stock	154,936	—	—	—	—	—
Forfeiture of restricted stock	(23,218)	—	—	—	—	—
Repurchase and retirement of common stock	(434,505)	—	(21,236)	—	—	(21,236)
Repurchase and retirement of common stock under share repurchase plan	(163,265)	—	(6,189)	—	—	(6,189)
Repurchase of common stock under prepaid forward contract	(191,100)	—	(9,400)	—	—	(9,400)
Equity component on 4.25% convertible senior notes (net of offering costs of $543)	—	—	15,151	—	—	15,151
Deferred taxes on debt discount	—	—	(5,845)	—	—	(5,845)
Common stock dividends	—	—	—	(9,724)	—	(9,724)
Stock-based compensation	—	—	3,362	—	—	3,362
Additional paid-in capital shortfall allocated to retained income	—	—	15,943	(15,943)	—	—

Balance at September 30, 2017	9,035,609	$—	$—	$188,313	$4,743	$193,056

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

Nine Months Ended September 30, 2016

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2015	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722
Net income	—	—	—	24,413	—	24,413
Total other comprehensive income, net of income taxes	—	—	—	—	6,662	6,662
Issuance of restricted stock	102,440	—	—	—	—	—
Forfeiture of restricted stock	(11,787)	—	—	—	—	—
Cancellation of restricted stock	(160,000)	—	—	—	—	—
Repurchase and retirement of common stock	(14,934)	—	(464)	—	—	(464)
Repurchase and retirement of common stock under share repurchase plan	(574,851)	—	(18,023)	—	—	(18,023)
Common stock dividends	—	—	—	(8,807)	—	(8,807)
Tax benefits on stock-based compensation	—	—	176	—	—	176
Tax shortfalls on stock-based compensation	—	—	(239)	—	—	(239)
Stock-based compensation	—	—	3,072	—	—	3,072

Balance at September 30, 2016	9,633,124	$—	$8,401	$231,240	$4,871	$244,512

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1-- Nature of Operations

HCI Group, Inc., together with its majority-owned and controlled subsidiaries (collectively, the “Company”), is primarily engaged in the property and casualty insurance business through Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), its principal operating subsidiary. HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI also offers flood-endorsed and wind-only policies to new and pre-existing Florida customers. HCPCI’s operations are supported by HCI Group, Inc. and certain HCI subsidiaries. During 2017, HCPCI received regulatory approval to write residential property and casualty insurance in the states of Arkansas, Maryland, North Carolina, New Jersey, Pennsylvania, South Carolina and Texas.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2017. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K, which was filed with the SEC on February 22, 2017.

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

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies for reinsurance contracts with retrospective provisions, reinsurance recoverable, deferred income taxes, and stock-based compensation expense involve significant judgments and estimates material to the Company’s consolidated financial statements.

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

Investments in Trading Securities

The Company holds certain equity securities with the intention of selling them in a short period of time to generate profits. As such, these equity securities are classified as trading and carried at fair value. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out (FIFO) method. Unrealized holding gains and losses from the changes in the fair value are reported in the consolidated statement of income as net unrealized investment gains or losses.

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

Note 3 — Recent Accounting Pronouncements

Accounting Standards Update No. 2017-13. In September 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-13 (“ASU 2017-13”), Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). ASU 2017-13 adds SEC paragraphs pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force meeting concerning the transition related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606) and No. 2016-02, Leases (Topic 842). ASU 2017-13 also supersedes SEC paragraphs pursuant to the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula,” effective upon the initial adoption of Topic 606 and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842. ASU 2017-13 also rescinds three SEC Observer Comments effective upon the initial adoption of Topic 842. One SEC Staff Observer comment is being moved to Topic 842. The Company does not anticipate significant impact from this guidance.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Standards Update No. 2017-09. In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an application of modification accounting. ASU 2017-09 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted. This guidance will impact the future modification of the Company’s existing share-based awards.

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

Accounting Standards Update No. 2017-01. In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. If the screen is not met, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business. ASU 2017-01 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted under certain circumstances. When adopted, this guidance will impact how the Company determines whether a transaction should be accounted for as a business acquisition or disposal in a future period. The Company elected to adopt this standard in the fourth quarter of 2017.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 — Investments

a) Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At September 30, 2017 and December 31, 2016, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of September 30, 2017
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$47,348	$5	$(112)	$47,241
Corporate bonds	121,459	1,862	(811)	122,510
State, municipalities, and political subdivisions	74,924	2,099	(83)	76,940
Exchange-traded debt	9,293	194	(211)	9,276
Redeemable preferred stock	138	2	(5)	135

Total	253,162	4,162	(1,222)	256,102
Equity securities	58,242	5,361	(580)	63,023

Total available-for-sale securities	$311,404	$9,523	$(1,802)	$319,125

As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,975	$—	$(36)	$1,939
Corporate bonds	75,538	607	(1,641)	74,504
State, municipalities, and political subdivisions	78,018	776	(488)	78,306
Exchange-traded debt	11,463	36	(237)	11,262
Redeemable preferred stock	237	3	(3)	237

Total	167,231	1,422	(2,405)	166,248
Equity securities	47,750	5,769	(484)	53,035

Total available-for-sale securities	$214,981	$7,191	$(2,889)	$219,283

At September 30, 2017, fixed-maturity securities included $252 of U.S. Treasury securities related to a statutory deposit held in trust for the South Carolina Director of Insurance.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2017 and December 31, 2016 are as follows:

	Amortized Cost	Estimated Fair Value
As of September 30, 2017
Available-for-sale
Due in one year or less	$30,082	$30,115
Due after one year through five years	127,627	127,444
Due after five years through ten years	66,146	67,853
Due after ten years	29,307	30,690

	$253,162	$256,102

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Amortized Cost	Estimated Fair Value
As of December 31, 2016
Available-for-sale
Due in one year or less	$2,656	$2,662
Due after one year through five years	49,915	50,023
Due after five years through ten years	90,360	89,332
Due after ten years	24,300	24,231

	$167,231	$166,248

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended September 30, 2017
Fixed-maturity securities	$2,765	$97	$(23)

Equity securities	$4,827	$223	$(525)

Three months ended September 30, 2016
Fixed-maturity securities	$3,891	$196	$—

Equity securities	$5,000	$491	$(104)

Nine months ended September 30, 2017
Fixed-maturity securities	$9,638	$126	$(45)

Equity securities	$25,729	$3,058	$(865)

Nine months ended September 30, 2016
Fixed-maturity securities	$37,415	$579	$—

Equity securities	$14,155	$850	$(530)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Fixed-maturity Securities

There was no impairment loss recognized for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the Company recognized $100 of impairment losses related to the sale of two intent-to-sell fixed-maturity securities. At September 30, 2017, two fixed-maturity securities were considered other-than-temporarily impaired due to their credit risk. The Company intends to hold these two fixed-maturity securities until maturity, but does not expect a full recovery of their carrying value.

In June 2016, the Company sold one impaired fixed-maturity security that was previously intended to hold until maturity due to uncertainties surrounding the issuer’s announced restructuring plan. Prior to the sale of this security, the remaining $202 of unrealized impairment loss was reclassified from comprehensive income and recognized in total other-than-temporary impairment losses in the Company’s consolidated statement of income. For the three months ended September 30, 2016, the Company recorded $531 of impairment loss, of which $180 was considered other-than-temporarily impaired due to a credit related loss and recorded in the consolidated statement of income, with the remaining amount of $351 related to non-credit factors and recorded in other comprehensive income. For the nine months ended September 30, 2016, the Company recognized $675 of impairment loss in the consolidated statement of income, representing $206 of additional losses recorded during the period and the reclassification of $469 previously recorded in other comprehensive income. At September 30, 2016, one fixed-maturity security the Company intended to hold to maturity had a credit related loss.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income from available for sale fixed-maturity securities.

	2017	2016
Balance at January 1	$475	$111
Additional credit impairments on previously impaired securities	—	293

Balance at March 31	475	404
Credit impaired security fully disposed of for which there was no prior intent or requirement to sell	—	(385)
Reduction due to increase in expected cash flows recognized over the remaining life of the previously impaired security	—	(19)

Balance at June 30	475	—
Credit impairment on impaired securities	—	180

Balance at September 30	$475	$180

Equity Securities

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, the length of time each security has been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. The Company recognized impairment losses of $474 and $44 in the consolidated statement of income for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized impairment losses of $764 and $766, respectively. At September 30, 2017 and 2016, the Company had four and 16 equity securities, respectively, that were other-than-temporarily impaired.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of September 30, 2017	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(112)	$45,344	$—	$—	$(112)	$45,344
Corporate bonds	(530)	49,789	(281)	15,346	(811)	65,135
State, municipalities, and political subdivisions	(29)	4,332	(54)	3,889	(83)	8,221
Exchange-traded debt	(209)	3,189	(2)	80	(211)	3,269
Redeemable preferred stock	(5)	45	—	—	(5)	45

Total fixed-maturity securities	(885)	102,699	(337)	19,315	(1,222)	122,014
Equity securities	(545)	11,154	(35)	1,260	(580)	12,414

Total available-for-sale securities	$(1,430)	$113,853	$(372)	$20,575	$(1,802)	$134,428

At September 30, 2017, there were 127 securities in an unrealized loss position. Of these securities, 17 securities had been in an unrealized loss position for 12 months or longer. The gross unrealized loss of corporate bonds in an unrealized loss position for less than twelve months included $133 of other-than-temporary impairment losses related to non-credit factors.

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2016	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(36)	$1,939	$—	$—	$(36)	$1,939
Corporate bonds	(1,546)	43,859	(95)	2,814	(1,641)	46,673
State, municipalities, and political subdivisions	(441)	26,029	(47)	3,036	(488)	29,065
Exchange-traded debt	(191)	4,980	(46)	1,954	(237)	6,934
Redeemable preferred stock	(3)	47	—	—	(3)	47

Total fixed-maturity securities	(2,217)	76,854	(188)	7,804	(2,405)	84,658
Equity securities	(293)	10,042	(191)	3,209	(484)	13,251

Total available-for-sale securities	$(2,510)	$86,896	$(379)	$11,013	$(2,889)	$97,909

At December 31, 2016, there were 134 securities in an unrealized loss position. Of these securities, 20 securities had been in an unrealized loss position for 12 months or longer. The gross unrealized loss of corporate bonds in an unrealized loss position for twelve months or longer included $76 of other-than-temporary impairment losses related to non-credit factors.

b) Trading Securities

At September 30, 2017, the cost, net unrealized gains, and estimated fair value of the Company’s trading equity securities were $929, $74, and $1,003, respectively. There were no investments in trading equity securities at December 31, 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Trading Securities

Proceeds received, and the gross realized gains and losses from sales of trading equity securities, for the three and nine months ended September 30, 2017 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended September 30, 2017
Equity securities	$580	$12	$(10)

Nine months ended September 30, 2017
Equity securities	$580	$12	$(10)

The Company did not hold any trading equity security during 2016.

c) Limited Partnership Investments

The Company has interests in limited partnerships that are not registered or readily tradeable on a securities exchange. These partnerships are private equity funds managed by general partners who make all decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships. In August 2017, the Company entered into a subscription agreement with another limited partnership. The following table provides information related to the Company’s investments in limited partnerships.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	September 30, 2017			December 31, 2016
Investment Strategy	Carrying Value	Unfunded Balance	(%)(a)	Carrying Value	Unfunded Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$7,134	$5,505	15.37	$6,246	$6,428	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	7,630	1,746	1.76	7,358	1,360	1.76
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	—	—	—	11,333	—	66.58
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	6,148	3,766	0.18	4,326	5,766	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(i)(j)	86	4,914	0.62	—	—	—

Total	$20,998	$15,931		$29,263	$13,554

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	The withdrawal was effective on February 15, 2017. As a result, the Company’s investment in this limited partnership was terminated.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority of partners, the term of the fund may be extended for up to three additional one-year periods.
(i)	Expected to have a six-year term from the commencement date, which can be extended for up to two additional one-year periods with the consent of either the advisory committee or a majority of limited partners.
(j)	Unless extended or terminated for reasons specified in the agreement, the capital commitment is expected to expire on December 1, 2018.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating results:
Total income	$71,854	$166,374	$301,604	$143,305
Total expenses	(24,663)	(54,577)	(78,482)	(184,598)

Net income (loss)	$47,191	$111,797	$223,122	$(41,293)

For the three and nine months ended September 30, 2017, the Company recognized net investment income of $392 and $1,724, respectively, for these investments. During the third quarter of 2017, the Company received in cash a return on investment totaling $428. During the nine-month period ended September 30, 2017, the Company received total cash distributions of $12,612, representing $11,758 of returned capital and $854 of return on investment. Included in the return of capital was $11,626 from one limited partnership the Company withdrew from in February 2017.

For the three and nine months ended September 30, 2016, the Company recognized net investment income of $1,119 and $54, respectively. During the three and nine months ended September 30, 2016, the Company received cash distributions of $384 and $428, respectively, of return on investment. At September 30, 2017 and December 31, 2016, the Company’s cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $19,569 and $31,946, respectively, and the Company’s maximum exposure to loss aggregated $20,998 and $29,263, respectively.

d) Investment in Unconsolidated Joint Venture

The Company has an equity investment in FMKT Mel JV, which is a limited liability company treated as a joint venture under U.S. GAAP. In March 2017, FMKT Mel JV sold a portion of its outparcel land for gross proceeds of $825 and recognized a $331 gain on sale of which $199 was allocated to the Company in accordance with the profit allocation specified in the operating agreement.

At September 30, 2017 and December 31, 2016, the Company’s maximum exposure to loss relating to this variable interest entity was $1,664 and $2,102, respectively, representing the carrying value of the investment. At September 30, 2017, there was $0 of undistributed income from this equity method investment as compared with an undistributed loss, after an equity distribution, of $25 at December 31, 2016, the amounts of which were included in the Company’s consolidated retained income.

The limited liability company members received no cash distributions during the three months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017, the Company received a cash distribution of $564, representing a combined distribution of $147 in earnings and $417 in capital as compared with no cash distribution during the nine months ended September 30, 2016. The following tables provide FMKT Mel JV’s summarized unaudited financial results and the unaudited financial positions:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating results:
Total revenues and gain	$—	$235	$331	$949
Total expenses	(18)	(318)	(83)	(801)

Net (loss) income	$(18)	$(83)	$248	$148

The Company’s share of net (loss) income*	$(16)	$(75)	$126	$153

*	Included in net investment income in the Company’s consolidated statements of income.

	September 30, 2017	December 31, 2016
Balance Sheet:
Construction in progress - real estate	$375	$334
Property and equipment, net	1,213	1,654
Cash	110	179
Other	180	180

Total assets	$1,878	$2,347

Accounts payable	$15	$11
Other liabilities	14	—
Members’ capital	1,849	2,336

Total liabilities and members’ capital	$1,878	$2,347

Investment in unconsolidated joint venture, at equity*	$1,664	$2,102

*	Included the 90% share of FMKT Mel JV’s operating results.

e) Real Estate Investments

Real estate investments include office and retail space that is leased to tenants, wet and dry boat storage, one restaurant, and two marinas. Real estate investments consist of the following as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Land	$20,422	$17,592
Land improvements	9,904	9,336
Buildings	17,742	16,154
Tenant and leasehold improvements	996	872
Construction in progress*	—	3,404
Other	2,911	2,683

Total, at cost	51,975	50,041
Less: accumulated depreciation and amortization	(3,014)	(1,955)

Real estate investments	$48,961	$48,086

*	This project, which was developed by the Company’s consolidated variable interest entity, was completed in July 2017. The costs were reclassified to land, land improvement, and building.

Depreciation and amortization expense related to real estate investments was $374 and $126 for the three months ended September 30, 2017 and 2016, respectively, and $1,062 and $314 for the nine months ended September 30, 2017 and 2016, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

f) Consolidated Variable Interest Entity

The Company has a commercial property in Riverview, Florida. The development project of this property was completed in July 2017 through a limited liability company treated under U.S. GAAP as a joint venture in which the Company’s subsidiary has a controlling financial interest and, as a result, it is the primary beneficiary. The following table summarizes the assets and liabilities related to this variable interest entity which are included in the accompanying consolidated balance sheets.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$90	$65
Construction in progress included in real estate investments	$—	$3,404
Real estate investments	$4,472	$—
Other assets	$139	$—
Accrued expenses	$59	$68
Other liabilities	$42	$11

g) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Available-for-sale securities:
Fixed-maturity securities	$1,532	$1,164	$4,172	$3,394
Equity securities	790	817	2,461	2,552
Investment expense	(176)	(165)	(526)	(488)
Limited partnership investments	392	1,119	1,724	54
Real estate investments	(292)	(372)	(856)	(455)
(Loss) income from unconsolidated joint venture	(16)	(75)	126	153
Cash and cash equivalents	648	285	1,415	755
Other	—	12	6	35

Net investment income	$2,878	$2,785	$8,522	$6,000

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 — Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of investments carried at fair value and changes in the unrealized other-than-temporary impairment losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Before Tax	Income Tax Expense (Benefit)	Net of Tax	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$2,155	$831	$1,324	$2,234	$862	$1,372
Other-than-temporary impairment loss	474	183	291	224	86	138
Call and repayment losses charged to investment income	—	—	—	3	1	2
Reclassification adjustment for realized losses (gains)	226	87	139	(583)	(225)	(358)

Total other comprehensive income	$2,855	$1,101	$1,754	$1,878	$724	$1,154

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Before Tax	Income Tax Expense (Benefit)	Net of Tax	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$4,822	$1,860	$2,962	$10,290	$3,970	$6,320
Other-than-temporary impairment loss	864	333	531	1,441	556	885
Call and repayment losses charged to investment income	9	4	5	14	5	9
Reclassification adjustment for realized gains	(2,276)	(878)	(1,398)	(899)	(347)	(552)

Total other comprehensive income	$3,419	$1,319	$2,100	$10,846	$4,184	$6,662

Note 6 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	—	Other inputs that are observable for the asset or liability, either directly or indirectly such as quoted prices for identical or similar assets or liabilities that are not observable throughout the full term.

Level 3	—	Inputs that are unobservable.

Valuation Methodology

Cash and cash equivalents

Cash and cash equivalents primarily consist of money-market funds and certificates of deposit. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

Available-for-sale and trading securities

Estimated fair values of the Company’s available-for-sale and trading securities are determined in accordance with U.S. GAAP, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Long-term debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
8% Senior Notes	*	Closing price listed on the New York Stock Exchange
3.875% Convertible Senior Notes	2019	Quoted price at September 30, 2017; Discounted cash flow method/Level 3 inputs at December 31, 2016
4.25% Convertible Senior Notes	2037	Quoted price
3.95% Promissory Note	2020	Discounted cash flow method/Level 3 inputs
4% Promissory Note	2031	Discounted cash flow method/Level 3 inputs
3.75% Promissory Note	2036	Discounted cash flow method/Level 3 inputs

*	Redeemed on April 3, 2017.

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2017
Financial Assets:
Cash and cash equivalents	$292,438	$—	$—	$292,438
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	45,739	1,502	—	47,241
Corporate bonds	121,516	994	—	122,510
State, municipalities, and political subdivisions	—	76,940	—	76,940
Exchange-traded debt	9,276	—	—	9,276
Redeemable preferred stock	135	—	—	135

Total fixed-maturity securities	176,666	79,436	—	256,102
Equity securities	63,023	—	—	63,023

Total available-for-sale securities	239,689	79,436	—	319,125

Trading equity securities	1,003	—	—	1,003

Total	$533,130	$79,436	$—	$612,566

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

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of September 30, 2017 and December 31, 2016.

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2017
Financial Assets:
Limited partnership investments	$20,998	$—	$—	$20,998	$20,998
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$84,547	$—	$88,874	$—	$88,874
4.25% Convertible senior notes	125,581	—	128,656	—	128,656
3.95% Promissory note	9,317	—	—	9,361	9,361
4% Promissory note	8,321	—	—	8,108	8,108
3.75% Promissory note	8,545	—	—	7,984	7,984

Total long-term debt	$236,311	$—	$217,530	$25,453	$242,983

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2016
Financial Assets:
Limited partnership investments	$29,263	$—	$—	$29,263	$29,263
Financial Liabilities:
Revolving credit facility	$9,463	$—	$—	$9,463	$9,463
Long-term debt:
8% Senior notes	$39,448	$—	$41,618	$—	$41,618
3.875% Convertible senior notes	81,988	—	—	84,696	84,696
4% Promissory note	8,660	—	—	8,664	8,664
3.75% Promissory note	8,767	—	—	8,506	8,506

Total long-term debt	$138,863	$—	$41,618	$101,866	$143,484

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 — Other Assets

The following table summarizes the Company’s other assets:

	September 30, 2017	December 31, 2016
Benefits receivable related to retrospective reinsurance contracts	$1,969	$5,810
Prepaid expenses	2,233	1,581
Lease acquisition costs, net	580	615
Restricted cash	709	600
Other	5,970	2,736

Total other assets	$11,461	$11,342

Note 8 — Long-Term Debt

The following table summarizes the Company’s long-term debt.

	September 30, 2017	December 31, 2016
8% Senior Notes, redeemed in April 2017	$—	$40,250
3.875% Convertible Senior Notes, due March 15, 2019	89,990	89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	—
3.95% Promissory note, due through February 17, 2020	9,417	—
4% Promissory note, due through February 1, 2031	8,468	8,821
3.75% Promissory note, due through September 1, 2036	8,692	8,924

Total principal amount	260,317	147,985
Less: unamortized discount and issuance costs	(24,006)	(9,122)

Total long-term debt	$236,311	$138,863

The following table summarizes future maturities of long-term debt as of September 30, 2017, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following September 30,
2017	$1,039
2018	91,070
2019	9,815
2020	906
2021	144,693
Thereafter	12,794

Total	$260,317

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Expense:
Contractual interest	$2,662	$1,810	$7,766	$5,466
Non-cash expense (a)	1,746	862	4,623	2,646
Capitalized interest (b)	—	—	(61)	—

Total	$4,408	$2,672	$12,328	$8,112

(a)	Represents amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project in Riverview, Florida which is intended for lease.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information regarding the equity and liability components of the Convertible Senior Notes:

	September 30, 2017	December 31 2016
Principal amount	$233,740	$89,990
Unamortized discount	(18,790)	(6,795)

Liability component – net carrying value before issuance costs	$214,950	$83,195

Equity component – conversion, net of offering costs	$31,051	$15,900

Embedded Conversion Feature

The conversion feature of these Convertible Senior Notes is subject to conversion rate adjustments upon the occurrence of specified events (including payment of dividends above a specified amount) but will not be adjusted for any accrued and unpaid interest.

3.875% Convertible Notes. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate of the 3.875% Convertible Notes. Accordingly, as of September 30, 2017, the conversion rate of the Company’s 3.875% Convertible Notes was 16.1801 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.80 per share.

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

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of September 30, 2017, none of the conditions allowing the holders of either class of the Convertible Senior Notes to convert had been met.

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

The effective interest rates for the 3.875% Convertible Notes and the 4.25% Convertible Notes, taking into account both cash and non-cash components, approximate 8.3% and 7.6%, respectively. Had a 20-year term been used for the amortization of the liability component and issuance costs of the 4.25% Convertible Notes, the annual effective interest rate charged to earnings would have been decreased to approximately 5.4%. As of September 30, 2017, the remaining amortization periods of the debt discounts were expected to be 1.5 years for the 3.875% Convertible Notes and 4.4 years for the 4.25% Convertible Notes.

8% Senior Notes

On April 3, 2017, the Company redeemed its 8% publicly traded, unsecured senior notes which had unamortized debt issuance costs of $743 at par for $40,805, including accrued and unpaid interest of $555. For the nine months ended September 30, 2017, the Company recognized a loss of $743 associated with the early extinguishment of this debt. The redemption was funded by the net proceeds from the issuance of the 4.25% Convertible Senior Notes.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 — Reinsurance

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance treaties and one quota share reinsurance agreement. Under the terms of the quota share reinsurance agreement effective January 1, 2017, the Company was entitled to a 30% ceding commission on ceded premiums written. During the third quarter of 2017, the Company entered into a three-year flood catastrophe excess of loss reinsurance contract effective July 1, 2017. The reinsurance premiums under this three-year contract are generally determined on a quarterly basis based on the premiums associated with the applicable flood total insured value in force on the last day of the preceding quarter. Effective September 1, 2017, the quota share reinsurance agreement was terminated and replaced with a new quota share agreement with revised terms and conditions. Under the new agreement, the Company is also entitled to a 30% ceding commission on ceded premiums written.

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

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Premiums Written:
Direct	$94,935	$93,282	$301,930	$308,682
Assumed	(63)	(18)	(1,184)	(377)

Gross written	94,872	93,264	300,746	308,305
Ceded	(44,704)	(29,242)	(101,528)	(105,998)

Net premiums written	$50,168	$64,022	$199,218	$202,307

Premiums Earned:
Direct	$87,118	$92,112	$259,698	$283,011
Assumed	1,551	430	10,678	3,262

Gross earned	88,669	92,542	270,376	286,273
Ceded	(44,705)	(29,242)	(101,529)	(105,998)

Net premiums earned	$43,964	$63,300	$168,847	$180,275

During the three and nine months ended September 30, 2017, reinsurance recoveries of $213,746 and $213,751, respectively, were deducted from losses incurred. During the three and nine months ended September 30, 2016, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. The recoveries in 2017 were related to Hurricane Irma which

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

made landfall in the Florida Peninsula and caused significant property damages across the region. At September 30, 2017 and December 31, 2016, there were 37 and 35 reinsurers, respectively, participating in the Company’s reinsurance program. Amounts receivable with respect to reinsurers at September 30, 2017 and December 31, 2016 were $213,746 and $0, respectively. Included in the amounts receivable at September 30, 2017 was $7,400 related to the Company’s contract with Oxbridge Reinsurance Limited, a related party. Approximately 31.3% of the reinsurance recoverable balance at September 30, 2017 was concentrated in two reinsurers. Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of September 30, 2017.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in a profit commission in the event losses are minimal or zero. The Company’s preliminary losses related to Hurricane Irma before reinsurance recoveries are estimated to be in the range of $250,000 to $300,000. As a result, the balances of previously accrued benefits and deferred reinsurance premiums were adjusted with the changes recognized in the consolidated statement of income as additional ceded premiums. For the three and nine months ended September 30, 2017, the Company recognized net ceded premiums of $12,464 and $5,508, respectively, related to these adjustments. Included in these amounts attributable to the Company’s contract with Oxbridge for the three and nine months ended September 30, 2017 were $2,415 and $903, respectively. In contrast, these adjustments were reflected as a net reduction in ceded premiums of $3,428 for the three months ended September 30, 2016, of which $594 related to the Company’s contract with Oxbridge. For the nine months ended September 30, 2016, these adjustments were $9,250, of which $1,334 related to the Company’s contract with Oxbridge. In June 2016, the Company received a total of $37,800 in cash benefits related to two retrospective reinsurance contracts that terminated May 31, 2016 of which $7,560 was received from Oxbridge. In September 2016, the Company received the final cash payment of $5,716 under the terms of the remaining retrospective reinsurance contract which terminated May 31, 2016.

In addition, these adjustments are reflected in other assets and prepaid reinsurance premiums. At September 30, 2017 and December 31, 2016, other assets included $1,969 and $5,810, respectively, of which $393 and $1,043 related to the contract with Oxbridge and prepaid reinsurance premiums included $484 and $2,152, respectively, of which $85 and $338 related to the contract with Oxbridge. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial position.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross balance, beginning of period	$73,089	$54,727	$70,492	$51,690
Less: reinsurance recoverable	5	—	—	—

Net balance, beginning of period	73,084	54,727	70,492	51,690
Incurred, net of reinsurance, related to:
Current period	78,337	21,283	123,710	68,703
Prior period	10,894	4,626	18,715	10,558

Total incurred, net of reinsurance	89,231	25,909	142,425	79,261

Paid, net of reinsurance, related to:
Current period	(20,888)	(16,078)	(40,392)	(38,674)
Prior period	(10,484)	(7,363)	(41,582)	(35,082)

Total paid, net of reinsurance	(31,372)	(23,441)	(81,974)	(73,756)

Net balance, end of period	130,943	57,195	130,943	57,195
Add: reinsurance recoverable	213,729	—	213,729	—

Gross balance, end of period	$344,672	$57,195	$344,672	$57,195

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and nine months ended September 30, 2017, the Company incurred $267,000 of estimated gross losses or $54,000 of estimated net losses related to Hurricane Irma and experienced unfavorable development of $10,894 and $18,715, respectively, of which $9,442 and $17,438, respectively, pertain to claims in the 2015 and 2016 loss years.

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

Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance division are grouped together into one reportable segment under insurance operations. For the three months ended September 30, 2017 and 2016, revenues from the Company’s insurance operations before intracompany elimination represented 96.1% and 94.8%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2017 and 2016, revenues from the Company’s insurance operations before intracompany elimination represented 96.4% of total revenues of all operating segments in each of the periods. At September 30, 2017 and December 31, 2016, insurance operations’ total assets represented 90.7% and 87.9%, respectively, of the combined assets of all operating segments. There was no other operating division representing ten percent or more of the Company’s total revenues or combined assets. In addition, there was no other operating division representing ten percent or more of the greater, in absolute amount, of the combined profits of all operating divisions reporting a profit or the combined losses of all operating divisions reporting a loss. The following tables present segment information reconciled to the Company’s consolidated statements of income. Other non-reportable divisions are combined and disclosed in Corporate and Other. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Three Months Ended September 30, 2017	Insurance Operations	Corporate/ Other(a)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$43,964	$—	$—	$43,964
Net investment income	2,563	623	(308)	2,878
Net realized and unrealized investment (losses) gains	(226)	74	—	(152)
Net other-than-temporary impairment losses	(464)	(10)	—	(474)
Policy fee income	905	—	—	905
Other	85	2,706	(2,422)	369

Total revenue	46,827	3,393	(2,730)	47,490

Expenses:
Losses and loss adjustment expenses	89,231	—	—	89,231
Amortization of deferred policy acquisition costs	9,031	—	—	9,031
Interest expense	—	4,408	—	4,408
Depreciation and amortization	33	785	(494)	324
Other	7,155	5,595	(2,236)	10,514

Total expenses	105,450	10,788	(2,730)	113,508

Loss before income taxes	$(58,623)	$(7,395)	$—	$(66,018)

Three Months Ended September 30, 2016	Insurance Operations	Corporate/ Other(a)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$63,300	$—	$—	$63,300
Net investment income	2,316	989	(520)	2,785
Net realized investment gains	532	51	—	583
Net other-than-temporary impairment losses	(225)	1	—	(224)
Policy fee income	972	—	—	972
Gain on bargain purchase	—	2,071	—	2,071
Other	106	2,001	(1,786)	321

Total revenue	67,001	5,113	(2,306)	69,808

Expenses:
Losses and loss adjustment expenses	25,909	—	—	25,909
Amortization of deferred policy acquisition costs	9,335	—	—	9,335
Interest expense	—	2,672	—	2,672
Depreciation and amortization	31	419	(147)	303
Other	8,426	5,293	(2,159)	11,560

Total expenses	43,701	8,384	(2,306)	49,779

Income before income taxes	$23,300	$(3,271)	$—	$20,029

(a)	Other revenue under corporate and other primarily consisted of rental income from investment properties and revenue from restaurant and marina businesses.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Nine Months Ended September 30, 2017	Insurance Operations	Corporate/ Other(a)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$168,847	$—	$—	$168,847
Net investment income	7,153	2,099	(730)	8,522
Net realized and unrealized investment gains	2,193	157	—	2,350
Net other-than-temporary impairment losses	(854)	(10)	—	(864)
Policy fee income	2,721	—	—	2,721
Other	428	8,063	(7,284)	1,207

Total revenue	180,488	10,309	(8,014)	182,783

Expenses:
Losses and loss adjustment expenses	142,425	—	—	142,425
Amortization of deferred policy acquisition costs	26,668	—	—	26,668
Interest expense	—	12,328	—	12,328
Loss on repurchases of senior notes	—	743	—	743
Depreciation and amortization	94	2,227	(1,425)	896
Other	22,601	16,282	(6,589)	32,294

Total expenses	191,788	31,580	(8,014)	215,354

Loss before income taxes	$(11,300)	$(21,271)	$—	$(32,571)

Nine Months Ended September 30, 2016	Insurance Operations	Corporate/ Other(a)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$180,275	$—	$—	$180,275
Net investment income	5,802	876	(678)	6,000
Net realized investment gains	856	43	—	899
Net other-than-temporary impairment losses	(1,426)	(15)	—	(1,441)
Policy fee income	2,967	—	—	2,967
Gain on repurchases of convertible senior notes	—	153	—	153
Gain on bargain purchase	—	2,071	—	2,071
Other	543	5,808	(5,200)	1,151

Total revenue	189,017	8,936	(5,878)	192,075

Expenses:
Losses and loss adjustment expenses	79,261	—	—	79,261
Amortization of deferred policy acquisition costs	28,674	—	—	28,674
Interest expense	—	8,112	—	8,112
Depreciation and amortization	131	1,191	(335)	987
Other	25,159	14,470	(5,543)	34,086

Total expenses	133,225	23,773	(5,878)	151,120

Income before income taxes	$55,792	$(14,837)	$—	$40,955

(a)	Other revenue under corporate and other primarily consisted of rental income from investment properties and revenue from restaurant and marina businesses.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	September 30, 2017	December 31, 2016
Segment:
Insurance Operations	$871,601	$651,927
Corporate and Other	213,299	116,849
Consolidation and Elimination	(55,647)	(98,712)

Total assets	$1,029,253	$670,064

Note 12 — Income Taxes

During the three months ended September 30, 2017, the Company recorded approximately $25,472 of income tax benefits, which resulted in an effective tax rate of 38.6%. During the three months ended September 30, 2016, the Company recorded approximately $8,696 of income taxes, which resulted in an effective tax rate of 43.4%. During the nine months ended September 30, 2017, the Company recorded approximately $13,587 of income tax benefits, resulting in an effective tax rate of 41.7%. During the nine months ended September 30, 2016, the Company recorded approximately $16,542 of income taxes, which resulted in an effective tax rate of 40.4%. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

In July 2017, the Company received notice from the Internal Revenue Service stating the Company’s 2015 federal income tax return would be examined. The examination is currently in the process of gathering information.

Note 13 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted (loss) earnings per common share is presented below.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net (loss) income	$(40,546)			$11,333
Less: Loss (income) attributable to participating securities	2,737			(557)

Basic (Loss) Earnings Per Share:
(Loss) income allocated to common stockholders	(37,809)	8,519	$(4.44)	10,776	9,209	$1.17

Effect of Dilutive Securities:
Stock options*	—	—		—	62
Convertible senior notes*	—	—		1,028	1,447

Diluted (Loss) Earnings Per Share:
(Loss) income available to common stockholders and assumed conversions	$(37,809)	8,519	$(4.44)	$11,804	10,718	$1.10

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net (loss) income	$(18,984)			$24,413
Less: Loss (income) attributable to participating securities	1,236			(1,158)

Basic (Loss) Earnings Per Share:
(Loss) income allocated to common stockholders	(17,748)	8,648	$(2.05)	23,255	9,395	$2.48

Effect of Dilutive Securities:
Stock options*	—	—		—	62
Convertible senior notes*	—	—		3,206	1,507

Diluted (Loss) Earnings Per Share:
(Loss) income available to common stockholders and assumed conversions	$(17,748)	8,648	$(2.05)	$26,461	10,964	$2.41

*	Excluded in 2017 due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 — Stockholders’ Equity

Common Stock

In December 2016, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended September 30, 2017, the Company repurchased and retired a total of 124,849 shares at a weighted average price per share of $36.79 under this repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2017 was $4,599, or $36.83 per share. During the nine months ended September 30, 2017, the Company repurchased and retired a total of 163,265 shares at a weighted average price per share of $37.86 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2017 was $6,189, or $37.91 per share.

In December 2015, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended September 30, 2016, the Company repurchased and retired a total of 198,055 shares at a weighted average price per share of $30.29 under this repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2016 was $6,008, or $30.33 per share. During the nine months ended September 30, 2016, the Company repurchased and retired a total of 574,851 shares at a weighted average price per share of $31.31. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2016 was $18,023, or $31.35 per share.

On October 19, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends are payable on December 15, 2017 to shareholders of record on November 17, 2017.

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

Note 15 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. On March 17, 2017, the Company’s board of directors amended the 2012 Omnibus Incentive Plan and reduced the number of shares reserved under the plan from 5,000,000 shares to 3,000,000 shares. At September 30, 2017, there were 1,995,107 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and nine months ended September 30, 2017 and 2016 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	50,000	$4.02	2.3 years	$1,773
Granted	110,000	$40.00

Outstanding at March 31, 2017	160,000	$28.76	7.4 years	$2,591
Exercised	(30,000)	$2.50

Outstanding at June 30, 2017	130,000	$34.82	8.7 years	$1,675

Outstanding at September 30, 2017	130,000	$34.82	8.5 years	$639

Exercisable at September 30, 2017	20,000	$6.30	3.9 years	$639

Outstanding at January 1, 2016	110,000	$3.19	2.3 years	$3,482
Outstanding at March 31, 2016	110,000	$3.19	2.1 years	$3,312

Outstanding at June 30, 2016	110,000	$3.19	1.8 years	$2,650

Outstanding at September 30, 2016	110,000	$3.19	1.6 years	$2,989

Exercisable at September 30, 2016	110,000	$3.19	1.6 years	$2,989

The aggregate intrinsic value and realized tax benefits of the options exercised during the nine months ended September 30, 2017 were $1,319 and $509. There were no options exercised during the three and nine months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, the Company recognized $79 and $0, respectively, of compensation expense. For the nine months ended September 30, 2017 and 2016, the Company recognized $228 and $0, respectively, of compensation expense which was included in other operating expenses. Deferred tax benefits related to stock options were $30 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $88 and $0 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, there was $1,020 and $0, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.3 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the nine months ended September 30, 2017:

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

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2017 and 2016 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	542,503	$30.81
Granted	45,000	$40.15
Vested	(20,109)	$48.42
Forfeited	(926)	$35.52

Nonvested at March 31, 2017	566,468	$30.92

Granted	109,936	$44.05
Vested	(45,874)	$34.51
Forfeited	(9,948)	$40.90

Nonvested at June 30, 2017	620,582	$32.82

Forfeited	(12,344)	$32.34

Nonvested at September 30, 2017	608,238	$32.83

Nonvested at January 1, 2016	620,513	$30.33
Vested	(20,917)	$48.42
Cancelled	(160,000)	$26.27
Forfeited	(750)	$45.25

Nonvested at March 31, 2016	438,846	$30.93

Granted	102,440	$32.21
Vested	(24,235)	$37.34
Forfeited	(5,147)	$42.20

Nonvested at June 30, 2016	511,904	$30.77

Vested	(2,000)	$37.68
Forfeited	(5,890)	$36.67

Nonvested at September 30, 2016	504,014	$30.67

The Company recognized compensation expense related to restricted stock, which is included in other operating expenses, of $1,144 and $1,124 for the three months ended September 30, 2017 and 2016, respectively, and $3,134 and $3,072 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, there was approximately $10,208 and $7,531, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 35 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2017 and 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Deferred tax benefits recognized	$403	$434	$1,097	$1,185
Tax benefits realized for restricted stock and paid dividends	$49	$45	$1,232	$176
Fair value of vested restricted stock	$—	$75	$2,557	$1,993

Note 16 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of September 30, 2017, the Company has contractual obligations related to three multi-year reinsurance contracts. Two of these contracts have effective dates of June 1, 2016 and the other has an effective date of July 1, 2017. These contracts may be cancelled only with the other party’s consent. The table below presents the future minimum aggregate premiums amount payable to the reinsurers.

Due in 12 months following September 30,
2017*	$21,971
2018*	2,571
2019*	1,929

Total	$26,471

*	Premiums payable after December 31, 2017 under one contract are estimated. See Note 9 — “Reinsurance” for additional information.

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for four limited partnership interests. At September 30, 2017, there was an aggregate unfunded balance of $15,931.

Note 17 — Related Party Transactions

Claddaugh Casualty Insurance Company, Ltd., the Company’s Bermuda domiciled reinsurance subsidiary, has a reinsurance agreement with Oxbridge Reinsurance Limited whereby a portion of the business assumed from the Company’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2016 through May 31, 2017, Oxbridge assumed $6,000 of the total covered exposure for approximately $3,400 in premiums. With respect to the period from June 1, 2017 through May 31, 2018, Oxbridge assumed $7,400 of the total covered exposure for approximately $3,400 in premiums. See Note 9 — Reinsurance – which includes the amounts due from and paid by Oxbridge during the nine months ended September 30, 2017 and 2016 with respect to benefits accrued in connection with the Oxbridge agreements. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into a trust account to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets may be withdrawn by Claddaugh, the trust beneficiary, in the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

event amounts are due under the Oxbridge reinsurance agreements. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

Note 18 — Subsequent Event

On October 17, 2017, the Company, through a wholly owned subsidiary, acquired commercial real estate in Tampa, Florida for a purchase price of $9,100. The acquired assets primarily consisted of land, building and in-place lease agreements. The Company incurred approximately $115 of acquisition-related costs and accounted for this transaction as an asset acquisition in accordance with ASU 2017-01 which the Company early adopted in the fourth quarter of 2017. As a result, all transaction-related costs were allocated among the assets acquired.

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

For the three months ended September 30, 2017 and 2016, revenues from insurance operations before intracompany elimination represented 96.1% and 94.8%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2017 and 2016, revenues from insurance operations before intracompany elimination represented 96.4% of total revenues of all operating segments in each of the periods. At September 30, 2017 and December 31, 2016, insurance operations’ total assets represented 90.7% and 89.8%, respectively, of the combined assets of all operating segments. There was no other operating division representing ten percent or more of our total revenues or combined assets. See Note 11 — “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

HCPCI began operations in 2007 by participating in a “take-out program,” which is a legislatively mandated program designed to encourage private insurance companies to assume policies from Citizens Property Insurance Corporation, a Florida state-supported insurer. Our growth since inception has resulted primarily from a series of policy assumptions. This growth track has been beneficial to us although there are fewer policies available for assumption today as a result of increased competition in the Florida market. Thus, we plan to seek other opportunities to expand by providing new or additional product offerings in and outside the state of Florida. During 2017, HCPCI received regulatory approval to write residential property and casualty insurance in the states of Arkansas, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Texas. HCPCI expects to begin writing flood policies in those states during 2018.

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

In July 2017, we completed one real estate development and construction project described as a joint venture arrangement under U.S. GAAP, which we consolidate with our operations. In October 2017, we added commercial real estate in Tampa, Florida to our portfolio of real estate investments. See Note 4 — “Investments” and Note 18 — “Subsequent Event” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Recent Events

On October 17, 2017, we acquired commercial real estate in Tampa, Florida for $9,215,000, including acquisition-related costs. The acquired assets primarily consisted of land, building and in-place lease agreements.

On October 19, 2017, our Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends are payable on December 15, 2017 to stockholders of record on November 17, 2017.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2017 and 2016 (dollar amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Gross premiums earned	$88,669	$92,542	$270,376	$286,273
Premiums ceded	(44,705)	(29,242)	(101,529)	(105,998)

Net premiums earned	43,964	63,300	168,847	180,275
Net investment income	2,878	2,785	8,522	6,000
Net realized and unrealized investment (losses) gains	(152)	583	2,350	899
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(474)	(575)	(864)	(1,211)
Portion of loss recognized in other comprehensive income, before taxes	—	351	—	(230)

Net other-than-temporary impairment losses	(474)	(224)	(864)	(1,441)
Policy fee income	905	972	2,721	2,967
Gain on repurchases of convertible senior notes	—	—	—	153
Gain on bargain purchase	—	2,071	—	2,071
Other income	369	321	1,207	1,151

Total revenue	47,490	69,808	182,783	192,075

Expenses
Losses and loss adjustment expenses	89,231	25,909	142,425	79,261
Policy acquisition and other underwriting expenses	9,926	10,536	29,645	32,525
Salaries and wages	4,605	5,945	15,051	17,009
Interest expense	4,408	2,672	12,328	8,112
Loss on repurchases of senior notes	—	—	743	—
Other operating expenses	5,338	4,717	15,162	14,213

Total operating expenses	113,508	49,779	215,354	151,120

(Loss) income before income taxes	(66,018)	20,029	(32,571)	40,955
Income tax (benefit) expense	(25,472)	8,696	(13,587)	16,542

Net (loss) income	$(40,546)	$11,333	$(18,984)	$24,413

Ratios to Net Premiums Earned:
Loss Ratio	202.96%	40.93%	84.35%	43.97%
Expense Ratio	55.22%	37.71%	43.19%	39.86%

Combined Ratio	258.18%	78.64%	127.54%	83.83%

Ratios to Gross Premiums Earned:
Loss Ratio	100.63%	28.00%	52.68%	27.69%
Expense Ratio	27.38%	25.79%	26.97%	25.10%

Combined Ratio	128.01%	53.79%	79.65%	52.79%

(Loss) Earnings Per Share Data:
Basic	$(4.44)	$1.17	$(2.05)	$2.48

Diluted	$(4.44)	$1.10	$(2.05)	$2.41

Comparison of the Three Months ended September 30, 2017 with the Three Months ended September 30, 2016

Our results of operations for the three months ended September 30, 2017 reflected net losses allocable to common stockholders of approximately $40,546,000, or $4.44 loss per share, compared with net income of approximately $11,333,000, or $1.10 earnings per diluted share, for the three months ended September 30, 2016. The quarter-over-quarter decrease was primarily due to a $63,322,000 increase in losses and loss adjustment expenses, which included $54,000,000 of estimated net losses from Hurricane Irma, and a $15,463,000 increase in ceded premiums, which included $12,464,000 of adjustments to ceded premiums related to retrospective provisions. The losses in the quarter were offset by $25,472,000 of income tax benefits.

Revenue

Gross Premiums Earned for the three months ended September 30, 2017 and 2016 were approximately $88,669,000 and $92,542,000, respectively. The decrease in 2017 was attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the three months ended September 30, 2017 and 2016 were approximately $44,705,000 and $29,242,000, respectively, representing 50.4% and 31.6%, respectively, of gross premiums earned. The $15,463,000 increase was primarily attributable to the adjustment of the previously accrued benefits and deferred reinsurance premiums related to retrospective provisions under certain reinsurance contracts due to increased losses caused by Hurricane Irma.

Our premiums ceded represent amounts paid to reinsurers to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties or to assume a proportional share of losses as defined by a quota share arrangement. For the three months ended September 30, 2017, premiums ceded included a net increase of approximately $12,465,000 related to the adjustment under the provisions of certain reinsurance contracts. For the three months ended September 30, 2016, premiums ceded reflected a net reduction of approximately $3,428,000 attributable to these reinsurance contract provisions. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net Premiums Written during the three months ended September 30, 2017 and 2016 totaled approximately $50,168,000 and $64,022,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $13,854,000 decrease in 2017 resulted from the increase in premiums ceded during the period as described above. We had approximately 141,000 policies in force at September 30, 2017 as compared with approximately 145,000 policies in force at September 30, 2016.

Net Premiums Earned for the three months ended September 30, 2017 and 2016 were approximately $43,964,000 and $63,300,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended
	September 30,
	2017	2016
Net Premiums Written	$50,168	$64,022
Increase in Unearned Premiums	(6,204)	(722)

Net Premiums Earned	$43,964	$63,300

Net Other-Than-Temporary Impairment Losses for the three months ended September 30, 2017 and 2016 were approximately $474,000 and $224,000, respectively. During the third quarter of 2017, we recognized impairment losses specific to four equity securities. These equity securities were impaired because each security had been in an unrealized loss position for a length of time with no near-term prospect of recovery. During the quarter ended September 30, 2016, we recognized impairment losses specific to one fixed-maturity security and four equity securities.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $89,231,000 and $25,909,000 for the three months ended September 30, 2017 and 2016, respectively. During the third quarter of 2017, our losses and loss adjustment expenses included $54,000,000 of net estimated losses related to Hurricane Irma and approximately $2,500,000 of additional losses related to Hurricane Matthew. In addition, we continued to strengthen our loss reserves in response to trends involving assignment of insurance benefits and related litigation. Our 2016 losses and loss adjustment expenses reflected initially estimated losses from Hurricane Hermine of approximately $2,500,000. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2017 and 2016 of approximately $9,926,000 and $10,536,000, respectively, primarily reflect commissions and premium taxes related to the policies that have renewed. The $610,000 decrease from the corresponding period in 2016 was primarily attributable to a decrease in commissions and premium taxes resulting from policy attrition and the effect of the rate decrease.

Salaries and Wages for the three months ended September 30, 2017 and 2016 were approximately $4,605,000 and $5,945,000, respectively. The decrease from the corresponding period in 2016 was primarily attributable to the capitalization of approximately $418,000 of payroll costs related to a software development project for internal use and lower bonuses for senior management. As of September 30, 2017, we had approximately 250 employees located at our offices in Florida compared with 243 employees as of September 30, 2016. We also had 81 employees located in Noida, India at September 30, 2017 versus 80 at September 30, 2016.

Interest Expense for the three months ended September 30, 2017 and 2016 was approximately $4,408,000 and $2,672,000, respectively. The increase was primarily attributable to the net increase in long-term debt resulting from the issuance of 4.25% Convertible Senior Notes in March 2017 and the redemption of 8% Senior Notes in April 2017.

Income Tax Benefit for the three months ended September 30, 2017 was approximately $25,472,000 for state, federal, and foreign income taxes resulting in an effective tax rate of 38.6%. This compared with approximately $8,696,000 of income tax expense for the three months ended September 30, 2016, resulting in an effective tax rate of 43.4%.

Ratios:

The loss ratio applicable to the three months ended September 30, 2017 (losses and loss adjustment expenses incurred related to net premiums earned) was 203.0% compared with 40.9% for the three months ended September 30, 2016. The increase in 2017 was attributable to losses related to Hurricane Irma and decreased net premiums earned.

The expense ratio applicable to the three months ended September 30, 2017 (defined as underwriting expenses, salaries and wages, interest and other operating expenses related to net premiums earned) was 55.2% compared with 37.7% for the three months ended September 30, 2016.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended September 30, 2017 was 258.2% compared with 78.6% for the three months ended September 30, 2016.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended September 30, 2017 was 128.0% compared with 53.8% for the three months ended September 30, 2016. The increase was primarily attributable to the combined impact of decreased gross premiums earned, increased operating expenses and losses from Hurricane Irma.

Comparison of the Nine Months ended September 30, 2017 with the Nine Months ended September 30, 2016

Our results of operations for the nine months ended September 30, 2017 reflect net losses allocable to common stockholders of approximately $18,984,000, or $2.05 loss per share, compared with net income of approximately $24,413,000, or $2.41 earnings per diluted share, for the nine months ended September 30, 2016. The period-over-period decrease was primarily due to net estimated losses of approximately $54,000,000 resulting from Hurricane Irma.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2017 and 2016 were approximately $270,376,000 and $286,273,000, respectively. The decrease in 2017 was attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the nine months ended September 30, 2017 and 2016 were approximately $101,529,000 and $105,998,000, respectively, representing 37.6% and 37.0%, respectively, of gross premiums earned. The percentage increase from the corresponding period in 2016 was primarily attributable to the adjustments related to the retrospective provisions under certain reinsurance contracts offset in part by lower reinsurance costs as described earlier. For the nine months ended September 30, 2017, premiums ceded included a net increase of approximately $5,509,000 related to these provisions. For the nine months ended September 30, 2016, premiums ceded reflected a net reduction of approximately $9,250,000. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the nine months ended September 30, 2017 and 2016 totaled approximately $199,218,000 and $202,307,000, respectively. The decrease in 2017 resulted from a decrease of approximately $7,600,000 in gross premiums written combined with a decrease of approximately $4,500,000 in premiums ceded during the year.

Net Premiums Earned for the nine months ended September 30, 2017 and 2016 were approximately $168,847,000 and $180,275,000, respectively, and reflected gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net Premiums Written	$199,218	$202,307
Increase in Unearned Premiums	(30,371)	(22,032)

Net Premiums Earned	$168,847	$180,275

Net Investment Income for the nine months ended September 30, 2017 and 2016 was approximately $8,522,000 and $6,000,000, respectively. The increase in 2017 was primarily due to $1,724,000 of income from limited partnership investments compared with $54,000 of income during the corresponding period in 2016. See Note 4 — “Investments” under Net Investment Income to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Other-Than-Temporary Impairment Losses for the nine months ended September 30, 2017 and 2016 were approximately $864,000 and $1,441,000, respectively. During the nine months ended September 30, 2017, we recognized impairment losses specific to two fixed-maturity securities and five equity securities. The fixed-maturity securities were subject to impairment resulting from our intention to sell these securities before their recovery. Five equity securities were impaired as a result of the length of time each security had been in an unrealized loss position with no near-term prospect of recovery. During the nine months ended September 30, 2016, we recognized impairment losses specific to two fixed-maturity securities and 16 equity securities.

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

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $142,425,000 and $79,261,000, respectively, for the nine months ended September 30, 2017 and 2016. Our 2017 losses and loss adjustment expenses included a net initial estimate of $54,000,000 of losses related to Hurricane Irma and additional losses of approximately $2,500,000 related to Hurricane Matthew. In addition, our losses and loss adjustment expenses reflected the continuation of reserve strengthening in response to trends involving assignment of insurance benefits and related litigation. Compared with the corresponding period in 2016, our losses and loss adjustment expenses were impacted by weather-related events including Hurricane Hermine. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2017 and 2016 were approximately $29,645,000 and $32,525,000, respectively. The $2,880,000 decrease from the corresponding period in 2016 was primarily attributable to decreased commissions and premium taxes resulting from policy attrition and the effect of the rate decrease.

Salaries and Wages for the nine months ended September 30, 2017 and 2016 were approximately $15,051,000 and $17,009,000, respectively. The $1,958,000 decrease from the corresponding period in 2016 was primarily attributable to the capitalization of approximately $1,360,000 of payroll costs related to a software development project for internal use and lower bonuses for senior management.

Loss on repurchases of Senior Notes for the nine months ended September 30, 2017 was approximately $743,000, resulting from the early extinguishment of our 8% Senior Notes. See Note 8 — “Long-Term Debt” under 8% Senior Notes to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Benefit for the nine months ended September 30, 2017 was $13,587,000 for state, federal, and foreign income taxes compared with income tax expense of $16,542,000 for the nine months ended September 30, 2016, resulting in an effective tax rate of 41.7% for 2017 and 40.4% for 2016.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2017 was 84.3% compared with 44.0% for the nine months ended June 30, 2016. The increase was primarily due to the increase in losses and loss adjustment expenses described above combined with the decrease in net premiums earned which was driven in large part by the increase in ceded premiums due to the aforementioned adjustments.

The expense ratio applicable to the nine months ended September 30, 2017 was 43.2% compared with 39.8% for the nine months ended September 30, 2016. The increase in our expense ratio is primarily attributable to the decrease in net premiums earned as described above.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2017 was 127.5% compared with 83.8% for the nine months ended September 30, 2016.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the nine months ended September 30, 2017 was 79.7% compared with 52.8% for the nine months ended September 30, 2016.

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

Senior Notes and Promissory Note

The following table summarizes our long-term debt’s principal and interest payment obligations at September 30, 2017:

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

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. These funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At September 30, 2017, there was an aggregate unfunded capital balance of $15,931,000. See Limited Partnership Investments under Note 4 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

In December 2016, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At September 30, 2017, there was approximately $13,818,000 available under the plan. See Note 14 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

In October 2017, we used approximately $9,215,000, including acquisition-related costs, to purchase commercial real estate in Tampa, Florida. In addition, we completed our development project in Riverview, Florida in July 2017. We have the option to acquire the joint venture partner’s interest in this project.

Sources and Uses of Cash

Cash Flows for the Nine months ended September 30, 2017

Net cash provided by operating activities for the nine months ended September 30, 2017 was approximately $51,393,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $90,959,000 was primarily due to the purchases of available-for-sale and trading securities of $141,277,000, the limited partnership investments of $2,623,000, and the real estate investments of $2,095,000, offset by the proceeds from sales of available-for-sale securities of $35,367,000, the distributions of $11,758,000 from limited partnership investments and the redemptions and repayments of fixed-maturity securities of $8,786,000. Net cash provided by financing activities totaled $51,442,000, which was primarily due to the proceeds from issuance of 4.25% Convertible Senior Notes of $143,750,000, offset by $40,250,000 used in the repurchases of our 8% senior notes, $4,975,000 of related underwriting and issuance costs, $36,825,000 used in our share repurchases and $9,724,000 of net cash dividend payments.

Cash Flows for the Nine months ended September 30, 2016

Net cash provided by operating activities for the nine months ended September 30, 2016 was approximately $91,893,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $46,875,000 was primarily due to the purchases of available-for-sale securities of $92,491,000, and the limited partnership investments of $4,670,000, offset by the proceeds from sales of available-for-sale securities of $51,570,000. Net cash used in financing activities totaled $20,868,000, which was primarily due to $11,347,000 used in the repurchases of our convertible senior notes, $18,023,000 used in our share repurchase plan and $8,807,000 of net cash dividend payments, offset by $18,200,000 in aggregate proceeds from the issuance of two promissory notes.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and investments that are classified as available for sale or trading.

At September 30, 2017, we had $320,128,000 of available-for-sale and trading investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we had unexpired capital commitments for four limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 16 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of September 30, 2017 (amounts in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$614	147	279	188	—
Service agreement (1)	107	23	50	34	—
Reinsurance contracts (2)	26,471	21,971	2,571	1,929	—
Unfunded capital commitments (3)	15,931	15,931	—	—	—
Long-term debt obligations (4)	300,645	12,163	116,816	155,828	15,838

Total	$343,768	50,235	119,716	157,979	15,838

(1)	Represents the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the October 2, 2017 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts. Reinsurance premiums payable after December 31, 2017 under one contract are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.
(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to four limited partnerships in which we hold an interest.
(4)	Amounts represent principal and interest payments over the lives of various long-term debt obligations. See Note 8 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

We believe our critical accounting policies and estimates are those related to losses and loss adjustment expenses, amounts receivable with respect to reinsurers, reinsurance with retrospective provisions, deferred income taxes, and stock-based compensation expense. These policies are critical to the portrayal of our financial condition and operating results. They require management to make judgments and estimates about inherently uncertain matters. Material estimates that are particularly susceptible to significant change in the near term are related to our losses and loss adjustment expense reserves, which include amounts estimated for claims incurred but not yet reported, reinsurance recoverable balance and reinsurance contracts with retrospective provisions.

Reserves for Losses and Loss Adjustment Expenses

Our gross liability for losses and loss adjustment expense (“Reserves”) is specific to property insurance, which is our insurance division’s only line of business. The Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are adjusted.

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2017, $213,825,000 of the total $344,672,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $130,847,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At September 30, 2017, $16,688,000 of the $130,847,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $70,492,000 at December 31, 2016 to $344,672,000 at September 30, 2017. The $274,180,000 increase in our Reserves is comprised of $297,047,000 in reserves related to claims occurring in the 2017 loss year offset by reductions in our Reserves of $13,765,000 for 2016 and $9,102,000 for 2015 and prior loss years. The $297,047,000 in Reserves established for 2017 claims is primarily driven by losses from Hurricane Irma, an allowance for subsequent development of claims reported for the accident year, and an allowance for those claims that have been incurred but not reported to the company as of September 30, 2017. The decrease of $22,867,000 specific to our 2016 and prior loss-year reserves is primarily due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at September 30, 2017 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Reinsurance Recoverable Balance

Our reinsurance recoverable balance represents an estimate of the amount of paid and unpaid losses and loss adjustment expenses that is recoverable from reinsurers. These estimates are determined in a manner consistent with the terms of the applicable reinsurance contracts and based on the ultimate losses and loss adjustment expenses we expect to incur. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome.

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

As described in Note 9 — “Reinsurance” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q, we adjusted the balances of accrued benefits and deferred reinsurance premiums during the third quarter of 2017 due to the impact of Hurricane Irma. For the three months ended September 30, 2017, we derecognized $9,300,000 of net accrued benefits. For the three months ended September 30, 2017, we recognized $3,163,000 in ceded premiums, including the reversal of the majority of reinsurance costs deferred in prior periods. In contrast, for the three months ended September 30, 2016, we accrued benefits of $2,490,000. For the three months ended September 30, 2016, we deferred recognition of $937,000 in ceded premiums. In combination, for the three months ended September 30, 2017, we recognized a net increase in ceded premiums of $12,464,000 as opposed to a net reduction in ceded premiums of $3,428,000 for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, we derecognized $3,841,000 of net accrued benefits. For the nine months ended September 30, 2017, we recognized ceded premiums of $1,667,000, including the reversal of the majority of previously deferred reinsurance costs. By comparison, we accrued benefits of $11,120,000 for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, we recognized net ceded premiums of $1,871,000, representing amortization of $3,085,000 of previously deferred reinsurance costs for increased coverage offset by $1,214,000 of ceded premiums deferred for the period. In combination, for the nine months ended September 30, 2017, we recognized a net increase in ceded premiums of $5,508,000 as opposed to a net reduction in ceded premiums of $9,250,000 for the nine months ended September 30, 2016. In June 2016, we received cash totaling $37,800,000 in connection with the benefits accrued for two retrospective reinsurance contracts that were terminated effective May 31, 2016. In September 2016, we received a cash payment of $5,716,000 under the terms of one retrospective reinsurance contract which terminated May 31, 2016.

As of September 30, 2017, we had $1,969,000 of accrued benefits and $484,000 of ceded premiums deferred, amounts that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable. At December 31, 2016, we had $5,810,000 of accrued benefits and $2,152,000 of ceded premiums deferred related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position and payment history.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on February 22, 2017. For the nine months ended September 30, 2017, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to our Notes to Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at September 30, 2017 included fixed-maturity and equity securities, the primary purposes of which are for value preservation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors.

Our investment portfolios are exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the value of our investment portfolios.

We classify fixed-maturity securities and the majority of equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2017 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$232,088	$(24,014)	(9.38)%
200 basis point increase	240,087	(16,015)	(6.25)%
100 basis point increase	248,092	(8,010)	(3.13)%
100 basis point decrease	264,115	8,013	3.13%
200 basis point decrease	271,506	15,404	6.02%
300 basis point decrease	275,881	19,779	7.72%

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

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2017 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$2,521	1	$2,527	1
AA+, AA, AA-	70,830	28	71,256	28
A+, A, A-	93,220	37	93,630	37
BBB+, BBB, BBB-	57,523	23	59,024	23
BB+, BB, BB-	9,446	4	9,647	4
B+, B, B-	6,133	2	6,130	2
CCC+, CC and Not rated	13,489	5	13,888	5

Total	$253,162	100	$256,102	100

Equity Price Risk

Our equity investment portfolio at September 30, 2017 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at September 30, 2017 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$26,121	41
Industrial	5,378	8
Consumer	4,996	8
Energy	3,281	5
Other (1)	6,467	10

	46,243	72

Mutual funds and Exchange traded funds by type:
Debt	16,840	27
Equity	943	1

	17,783	28

Total	$64,026	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2017, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Repurchases of Securities

The table below summarizes the number of common shares repurchased during the three months ended September 30, 2017 under a share repurchase plan (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (b)
July 31, 2017	895	$44.53	895	$18,371
August 31, 2017	38,530	$40.31	38,530	$16,818
September 30, 2017	85,424	$35.12	85,424	$13,818

	124,849	$36.79	124,849

(a)	The share repurchase plan approved by our Board of Directors on December 15, 2016 commenced in January 2017.
(b)	Represents the balances before commissions and fees at the end of each month.

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

During the nine months ended September 30, 2017, HCPCI paid a $18,000,000 dividend to HCI.

ITEM 3	– DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	– MINE SAFETY DISCLOSURES

None.

ITEM 5  – OTHER INFORMATION

None.

ITEM 6	– EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.7.1	Amendment, dated as of April 18, 2017, to the Rights Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC, dated as of October 18, 2013. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed April 24, 2017.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

4.10	Indenture, dated March 3, 2017, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

4.11	Form of Global 4.25% Convertible Senior Note due 2037 (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2016 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.4	Reimbursement Contract effective June 1, 2017 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.5**	Restated HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.1 of our Form 8-K filed March 23, 2017.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Executive Employment Agreement dated November 23, 2016 between Mark Harmsworth and HCI Group, Inc. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.9	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Claddaugh). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.10	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2016, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.12	Property Catastrophe First Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.13	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2016 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.14	Property Catastrophe Third Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.15	Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.16	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2017 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.17	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 3, 2017.

10.18	Property Catastrophe Second Event Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013. See Exhibit 10.96

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Purchase Agreement, dated February 28, 2017, by and between HCI Group, Inc. and JMP Securities LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed February 28, 2017.

10.59	Prepaid Forward Contract, dated February 28, 2017 and effective as of March 3, 2017, between HCI Group, Inc. and Societe Generale. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 3, 2017.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.89**	Employment Agreement between Paresh Patel and HCI Group, Inc. dated December 30, 2016. Incorporated by reference to the exhibit numbered 99.1 to our Form 8-K filed December 30, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.96**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Martin Traber and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 11, 2017.

10.100**	Restricted Stock Award Contract between Mark Harmsworth and HCI Group, Inc. dated December 5, 2016. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

November 3, 2017	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 3, 2017	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.