Form 10-K
period 2017-12-31
HCI Group, Inc.
filed 2018-03-07
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017, computed by reference to the price at which the common stock was last sold on June 30, 2017, was $375,747,684.

The number of shares outstanding of the registrant’s common stock, no par value, on February 27, 2018 was 9,458,442.

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

Insurance Operations

Property and Casualty Insurance

We sell our property and casualty insurance products through two insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), our principal operating subsidiary, and TypTap Insurance Company (“TypTap”). HCPCI was incorporated and began operations in 2007. TypTap was incorporated and began operations in 2016. We provide various forms of residential insurance products such as homeowners insurance, fire insurance, flood insurance and wind-only insurance. Through HCPCI, we currently provide property and casualty insurance to homeowners, condominium owners and tenants on properties located in Florida. TypTap primarily offers standalone flood policies to Florida homeowners through an online platform that is designed to be accessible by any Internet capable device. HCPCI’s and TypTap’s operations are supported by HCI and the following wholly owned subsidiaries of HCI:

•	Homeowners Choice Managers, Inc. – a managing general agent providing marketing, underwriting, claims settlement, accounting and financial services to HCPCI;

•	Southern Administration, Inc. – provides policy administration services to the policyholders with HCPCI;

•	TypTap Management Company – provides managerial and operational services to TypTap; and

•	Claddaugh Casualty Insurance Company Ltd. – participates in the reinsurance programs of HCPCI and TypTap. (See Reinsurance below)

HCPCI began operations by participating in a “take-out program” through which we assumed insurance policies issued by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. We have assumed policies in a series of separate transactions, which took place from July 2007 through December 2017. In addition, we acquired policies from one Florida carrier in November 2011. Substantially all of our premium revenue since inception has come from the policies acquired in these transactions and subsequent renewals.

Citizens requires us to offer renewals on assumed policies for a period of three years subsequent to their initial expiration. We strive to retain assumed policies by offering competitive rates and exceptional service to our policyholders. However, policyholders may cancel their policies at any time and place their coverage with another insurance company. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We may, however, selectively pursue additional assumption transactions with Citizens as opportunities arise, provided the assumed policies meet our underwriting criteria. We also continually explore accretive opportunities to acquire business from other insurance companies.

We plan to seek opportunities to enter the property and casualty insurance market and establish our presence in other states, especially with residential flood insurance. During 2017, HCPCI received regulatory approval to write residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. HCPCI has yet to commence operations in these states.

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

We face various challenges to implementing our operating and growth strategies. Since we currently write policies that cover Florida homeowners, condominium owners, and tenants, we cover losses that may arise from, among other things, hurricanes and other catastrophic events. The occurrence of any such catastrophes could have a significant adverse effect on our business, results of operations, and financial condition. To mitigate our risk of such catastrophic losses, we purchase reinsurance from other large insurance companies. Reinsurance is the largest cost to our property and casualty insurance business. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida and other states in which we may operate. For example, insurance regulators must approve our policy forms and premium rates as well as monitor our compliance with financial and regulatory requirements. Additionally, we may compete with large, well-established insurance companies, possessing greater financial resources, larger agency networks, and greater name recognition. See Item 1A, “Risk Factors,” below.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies and, in the case of flood insurance, the U.S. government. We believe that we have approximately 11 significant competitors writing homeowners’ property and casualty insurance in the state of Florida. Based on September 30, 2017 annualized premiums written data produced by the Florida Office of Insurance Regulation (“FLOIR”) which excludes State Farm Florida Insurance Company, we are the sixth largest provider of homeowners’ property and casualty insurance in the state.

Our competitors may have larger financial capacities, greater resource availability, and more diversification in terms of insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. In addition, large national insurers that left the Florida homeowners’ property and casualty insurance market more than a decade ago after numerous hurricanes impacted the state, may reenter the Florida market and they may have certain competitive advantages such as increased name recognition, increased loyalty of their customer base, and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our markets. In some cases, such entrants may, because of inexperience, desire for new business, or other reasons, price their insurance products below ours. This pricing pressure may lead to overall premium reductions across the Florida market.

Our competitive strategies focus on the following key areas:

•	Exceptional service – We are committed to maintaining superior service to our policyholders and agents.

•	Claims settlement practices – We focus on fair and timely settlement of policyholder claims.

•	Disciplined underwriting – We analyze exposures and utilize available underwriting data to ensure policies meet our selective criteria.

•	New product offerings – We may cross-sell additional insurance products to our existing policyholders in order to broaden our lines of business and product mix or identify other lines of insurance to offer.

•	Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents. For instance, we currently use our internally developed application, Exzeo®, to increase the efficiency of our claims processing and settlement. In addition, our on-line platform for quoting and binding residential flood policies streamlines the underwriting and policy production processes.

•	Geographical expansion – We continue to seek opportunities to expand our business within the state of Florida and into other states to increase overall geographic diversification. During 2017, HCPCI was approved to write residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas.

•	Price – In the case of flood insurance, our rates are typically below the rates of the National Flood Insurance Program administered by the Federal Emergency Management Agency, which is the dominant provider of flood insurance in the United States.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms affecting Florida typically occur during the period from June 1 through November 30 each year. Moreover, with our reinsurance contract years generally effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 each year.

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

State Licensure and Approval

All states require licensure and regulatory approval prior to the marketing of insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, rates, and forms, the character of its officers and directors and other of its financial and non-financial aspects. The regulatory authorities may prevent entry into a new market by not granting a license. In addition, regulatory authorities may preclude or delay our entry into markets by disapproving or withholding approval of our product filings.

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies in any state in which they are licensed to transact business and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined once every five years. However, the FLOIR has the authority to conduct an examination whenever it is deemed appropriate. With regard to Florida-domiciled insurance companies such as TypTap that have held a certificate of authority for less than three years, the FLOIR will conduct an examination at least once every year during the first three years of business. HCPCI’s latest financial examination by the FLOIR related to the year ended December 31, 2015. TypTap’s latest financial examination by the FLOIR covered the period ending December 31, 2016.

Liability for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses represents our estimate of the total cost of (i) claims that have been incurred, but not yet paid (case reserves), (ii) losses that have been “incurred but not yet reported” to us (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the ultimate cost of adjusting, investigating and settling claims, including investigation and defense of lawsuits resulting from such claims. We base our estimates on various assumptions and actuarial data we believe to be reasonable under the circumstances. The process of estimating the liability is inherently subjective and is influenced by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2017, 2016 and 2015, see Note 15 — “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represents estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE as of December 31 for the years 2007 (inception) through 2017 (amounts in thousands):

Schedule of Loss Development

	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Original net liability for losses and LAE (a)	$1,688	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$97,818
Re-estimated net losses and LAE (b) as of:
1 year later	1,412	10,879	18,399	26,776	27,309	38,712	47,344	57,807	72,229	89,199
2 years later	1,236	10,991	19,866	26,003	28,536	40,015	50,280	65,367	78,511
3 years later	1,268	11,661	19,361	27,226	28,499	42,976	54,696	66,211
4 years later	1,327	11,528	19,617	26,544	29,038	45,279	52,404
5 years later	1,330	11,424	18,969	26,871	30,788	43,403
6 years later	1,330	11,361	19,020	27,732	29,505
7 years later	1,330	11,302	19,426	26,838
8 years later	1,331	11,459	18,961
9 years later	1,331	11,313
10 years later	1,334
Cumulative net redundancy (deficiency) (c)	354	3,450	217	(4,692)	(2,081)	(2,235)	(8,718)	(17,303)	(26,821)	(18,707)
Cumulative amount of net liability paid as of:
1 year later	760	7,725	10,481	16,833	15,652	22,365	26,595	33,347	41,053	50,533
2 years later	1,108	9,229	15,336	20,708	21,707	31,824	38,695	49,122	61,947
3 years later	1,108	10,339	17,065	23,732	25,350	37,041	45,655	58,141
4 years later	1,327	10,947	17,992	25,063	26,772	40,152	49,924
5 years later	1,330	11,121	18,375	25,681	28,052	42,303
6 years later	1,330	11,167	18,465	26,238	29,967
7 years later	1,330	11,302	18,506	26,478
8 years later	1,331	11,305	18,653
9 years later	1,331	11,309
10 years later	1,333
Gross premiums earned	$9,546	$61,925	$110,011	$119,757	$143,606	$233,607	$337,113	$365,488	$423,120	$378,678	$358,253

	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Gross liability for unpaid losses and LAE	$1,688	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$198,578
Ceded liability for unpaid losses and LAE	—	—	—	—	—	—	—	—	—	—	(100,760)

Net liability for unpaid losses and LAE	$1,688	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$97,818

(a)	Represents management’s original net estimated liability for (i) unpaid claims, (ii) IBNR, and (iii) loss adjustment expenses.
(b)	Represents the re-estimated net liabilities in later years for unpaid claims, IBNR and loss adjustment expenses for each of the respective years.
(c)	Represents the difference between the latest net re-estimate and the original net estimate. A redundancy indicates the original net estimate is higher than the current net estimate whereas a deficiency indicates the original net estimate is lower than the current net estimate.

Reinsurance

We have a Bermuda domiciled wholly owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, displacing the need for HCPCI or TypTap to pay premiums to third party reinsurers. Claddaugh fully collateralizes its exposure to our insurance subsidiaries by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts. Currently, Claddaugh does not provide reinsurance to non-affiliates.

For the years ended December 31, 2017, 2016 and 2015, revenues from insurance operations before intracompany elimination represented 96.2%, 95.5% and 97.5%, respectively, of total revenues of all operating segments. At December 31, 2017, 2016 and 2015, insurance operations’ total assets represented 87.1%, 87.9% and 91.8%, respectively, of the combined assets of all operating segments. See Note 16 — “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Other Operations

Real Estate

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations.

Properties Used in Operations

Our real estate used in operations consists of our headquarters building which has a gross area of 122,000 square feet in Tampa, Florida, and our secondary insurance operations site with gross area of approximately 16,000 square feet in Ocala, Florida. At our headquarters, we lease available space to non-affiliates at various terms. The Ocala location, in addition to day-to-day operational use, serves as our alternative site in the event we experience any significant disruption at our headquarters building.

Operations at Investment Properties

Our investment properties consist of a combined 24 acres of waterfront properties that include one full-service restaurant and two marinas, two retail shopping centers and one recently acquired office building. The combined marina facilities offer to the general public: a) one dry-stack boat storage facility with capacity for approximately 263 boats; b) approximately 65 wet slips; c) two fuel facilities; and d) open areas for parking and storage. Dry-stack boat storage space is generally rented on a monthly or annual basis while the wet slips are rented on a daily or monthly basis. We acquired the restaurant and marina operations in connection with our purchase of those properties and we continue to operate them to enhance the property values. We also lease available space to non-affiliates at one of these locations.

One retail shopping center with 61,400 square feet of net rentable space is located in Sorrento, Florida and is anchored by a large, well-known grocery retailer. We acquired this property in 2016. See Note 6 — “Business Acquisitions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Another retail shopping center with 49,995 square feet of net rentable space is located in Melbourne, Florida and also anchored by a large, well-known grocery retailer. In 2016, we acquired full ownership of the property in which we had a 90% non-controlling interest from our 10% joint venture partner. This property had been developed through a limited liability company treated under U.S. GAAP as a joint venture. See Investment in Unconsolidated Joint Venture in Note 4 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Our portfolio of real estate investments also includes one commercial property with 68,867 square feet of net rentable space in Tampa, Florida. This property, which includes an office building fully leased to a major financial institution, was acquired in October 2017.

Other Real Estate Investments

In January 2018, we acquired full ownership of one limited liability company which owns commercial real estate in Riverview, Florida. The commercial real estate includes a retail strip center with 8,400 square feet of net rentable space and a parcel of land adjacent to the retail center that is leased to a gas station and convenience store chain. See Consolidated Variable Interest Entity in Note 4 — “Investments” and Note 27 — “Subsequent Events” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

In addition, Melbourne FMA, LLC, our wholly owned subsidiary, has a 90% interest in a company which owns three outparcels aggregating approximately 3.1 acres for sale or ground lease. See Investment in Unconsolidated Joint Venture in Note 4 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in designing and creating web-based applications and products for mobile devices. The operations, which are located in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products and services that support in-house operations as well as our third-party relationships with our agency partners and claim vendors.

PropletTM

Proplet is an online platform for quoting homeowners policies for our subsidiary, HCPCI. This platform offers a map based solution for quoting.

TypTap®

TypTap is an online platform for quoting and binding residential flood policies for our subsidiary, TypTap Insurance Company. This platform focuses on simplifying the user experience, which is entirely online. It is designed to be accessible from a mobile phone or any other internet-capable device.

SAMSTM

SAMS is an online platform for supporting back-office policy and claims management for both of our insurance subsidiaries, HCPCI and TypTap Insurance Company. SAMS processes the full life cycle of a policy from policy quoting and issuance to agency management, cash receipts/disbursements, claims reserving and claim payments.

CasaClueTM

CasaClue is our proprietary database containing residential property data.

Some of the technologies originally developed in-house for our own insurance operations have been launched for use free of charge by third parties. These technologies include the following:

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

AtlasViewerTM

AtlasViewer is our interactive cloud-based data mapping and visualization application. An industry agnostic product, AtlasViewer allows users to combine data from multiple sources and leverage location coordinates to make more informed business decisions. AtlasViewer allows system-to-system integration through an API or allows users to upload documents to view and securely share data on a customized map. AtlasViewer is offered as a subscription-based service.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2017, 2016 and 2015:

(Amounts in millions except per share amounts)
For the year ended December 31:	2017	2016	2015
Net premium earned	$224.6	$243.6	$282.5
Total revenue	$244.4	$264.4	$286.0
Losses and loss adjustment expenses	$165.6	$124.7	$87.2
(Loss) income before income taxes	$(15.6)	$46.9	$106.2
Net (loss) income	$(6.9)	$29.0	$65.9
(Loss) income available to stockholders	$(6.9)	$29.0	$65.9
(Loss) earnings per share:
Basic	$(0.75)	$2.95	$6.51
Diluted	$(0.75)	$2.92	$5.90
Dividends per share	$1.40	$1.20	$1.20
Net cash provided by operating activities	$16.4	$88.0	$45.2
Cash dividends paid on common stock*	$12.8	$11.7	$11.7
At December 31:
Total investments	$380.3	$298.7	$232.9
Cash and cash equivalents	$255.9	$280.5	$267.7
Total assets	$842.3	$670.1	$637.0
Total stockholders’ equity	$194.0	$243.7	$237.7
Common shares outstanding (in millions)	8.8	9.7	10.3

*	Net of cash dividends received under share repurchase forward contract

Environmental Matters

As a property owner, we are subject to regulations under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites.

Cybersecurity

We rely on digital technology to conduct our businesses and interact with customers, policyholders, agents, and vendors. With this reliance on technology comes the associated security risks from using today’s communication technology and networks.

To defend our computer systems from cyber-attacks, we utilize tools such as firewalls, anti-malware software, multifactor authentication, e-mail security services, virtual private networks, third party security experts, and timely applied software patches, among others. We also engage a third-party consultant to conduct penetration tests to identify any potential security vulnerabilities. Although we believe our defenses against cyber-intrusions are sufficient, we continually monitor our computer networks for new types of threats.

Employees

As of February 23, 2018, we employed a total of 334 full-time individuals. In addition, we had 76 employees leased through a professional employer organization.

Available Information

We file annual, quarterly, and current reports with the U.S. Securities and Exchange Commission (“SEC”). These filings are accessible free of charge on our website, www.hcigroup.com (click “SEC filings” at the “Investor Information” tab), as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, which can be accessed via the SEC’s website at www.sec.gov. In addition, these filings are accessible at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, DC 20549-0213. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

There is an emerging scientific consensus on global warming. Climate change, to the extent it produces rising temperatures and changes in weather patterns, may affect the frequency and severity of storms and other weather events, affect the affordability, availability and underwriting results of homeowners’ and property insurance, and, if frequency and severity patterns increase, negatively affect our business, results of operations, and/or financial condition.

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

Our operations are highly dependent on the efforts of our senior executive officers, particularly our chief executive officer, Paresh Patel, as well as our chief financial officer, Mark Harmsworth. The loss of their leadership, industry knowledge and experience could negatively impact our operations. However, we have management succession plans to lessen any such negative impact. Apart from Mr. Patel and Mr. Harmsworth, we have no employment agreements with any of our personnel nor do we offer any guarantee of any employee’s ongoing service. We maintain key-man life insurance on Mr. Patel although such policy may be insufficient to cover the damage resulting from the loss of Mr. Patel’s services.

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

We conduct our business primarily from offices located in Tampa, Florida where tropical storms could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business although we believe we have sufficient redundancies to replace our facilities if functionality is impaired. We contract with a third-party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. We additionally use industry leading Internet cloud infrastructure providers to host some of our data processing systems. These cloud providers ensure redundancy across geographic regions with additional daily system backups. Access to these databases and hosted environments is strictly controlled and limited to authorized personnel. In the event of a disaster causing a complete loss of functionality at our Tampa location, we plan to temporarily use our secondary office in Ocala, Florida to continue our operations.

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

Because insurance rates are heavily regulated by state governments, inflation could adversely affect our financial condition and results of operations

The rates an insurer may charge to its policyholders are controlled by laws and state regulators. Because our ability to raise rates is subject to regulation, our exposure to the risks of price inflation and other economic forces may be more profound than the exposure to which other industries may be subject. Inflation and economic forces could increase our costs (such as the cost to repair a damaged home) and lower our profitability, while we would be unable to respond with higher rates, except with regulatory approval. While we attempt to use new technology to lower our overall costs, increased rates of price inflation could nonetheless have an adverse effect on our business, financial condition and/or results of operations.

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

Our future growth will depend on our ability to expand the number of insurance policies we write, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the insurance risks we choose to assume and cede. Our existing sources of funds include operations, investment holdings, and possible sales of our investment securities. Unexpected catastrophic events in our market areas, such as hurricanes, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we can raise additional capital.

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

Certain holdings in our investment portfolio include limited partnership interests and real estate joint ventures. We may increase our holdings in these types of investments as we pursue diversification. These investments may be illiquid in the near term as they are privately placed and are subject to certain restrictions or conditions that may limit our ability to immediately dispose of the investments. If it becomes necessary to sell any of these investments at a time when the fair market value is below our carrying value, we may incur significant losses which could have a material adverse effect on our net income and financial position.

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

Reinsurance is a method of transferring part of an insurance company’s liability under an insurance policy to another insurance company, or reinsurer. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The cost of such reinsurance is subject to prevailing market conditions beyond our control, such as the amount of capital in the reinsurance market and the occurrence of natural and man-made catastrophes. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material, adverse effect on our financial position, results of operations and cash flows.

With respect to the reinsurance contracts we currently have in effect, our ability to recover amounts due from reinsurers is subject to such reinsurers’ ability and willingness to pay and to meet their obligations to us. We attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better or we require the reinsurer to fully collateralize its exposure. While we monitor from time to time the financial condition of our reinsurers, we rely principally on A.M. Best, our reinsurance broker, and other rating agencies in determining their ability to meet their obligations to us. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material, adverse effect on our financial condition or results of operations.

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

Currently we offer residential flood insurance solely in Florida. We plan to expand our flood insurance business to other states and eventually establish ourselves as a leading alternative to the National Flood Insurance Program, administered by the Federal Emergency Management Agency, which has been the dominant provider of flood insurance in the United States for over 40 years.

The genesis of our flood insurance business was the enactment in 2012 of The Biggert–Waters Act which mandated that the National Flood Insurance Program establish actuarially sound premium rates. The national program’s rates thereafter soared. Congress reacted in 2014 by enacting the Homeowner Flood Insurance Affordability Act which limits the national program’s annual rate increases to between 15% and 25% depending on particular circumstances.

We entered the residential flood market based upon our own analysis that in certain states and regions, with selective underwriting, we could profitably compete with the National Flood Insurance Program on the basis of lower rates. We are one of only a few private entrants into the flood insurance market. There is relatively little actuarial or historical data available relating to flood events. We have our own sophisticated underwriting algorithms for accepting flood insurance applications. Our algorithms, however, are untested.

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

Our flood insurance offering features an on-line platform for quoting and binding residential flood policies that is designed to be quick and easy to use and accessible by any Internet capable device, such as a mobile phone. We have only recently begun to explore and develop methods to market our flood insurance and on-line platform. Since the federal flood program has dominated the flood insurance market for over 40 years, the market for private flood insurance is relatively new. There can be no assurance that our marketing efforts will be successful in producing substantial numbers of flood insurance policies for us or that prospective insureds will be receptive to our flood insurance or our on-line platform.

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

We may expand our product offerings by underwriting additional insurance products and programs. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products will also require regulatory approval, further increasing our costs and potentially affecting the speed with which we will be able to pursue new market opportunities. Claddaugh may offer reinsurance products to unaffiliated insurance companies. We cannot assure you that we will be successful bringing new insurance products to markets.

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

HCPCI is approved as an admitted carrier in the states of Arkansas, California, Florida, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. TypTap is approved as an admitted carrier in Florida only. In addition, HCPCI is approved as a non-admitted carrier in Virginia. We may in the future seek authorization to transact business in other states as well. We will therefore become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and states occasionally may have conflicting regulations. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

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

•	the content and timing of required notices and other policyholder information;

•	the amount of premiums the insurer may write in relation to its surplus;

•	the amount and nature of reinsurance a company is required to purchase;

•	participation in guaranty funds and other statutorily created markets or organizations;

•	business operations and claims practices;

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their products;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of insurance company subsidiaries to pay dividends to their holding companies;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	the form and content of records of financial condition required to be filed; and

•	the level of reserves.

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

Our real estate operations are subject to regulation under various federal, state, and local laws concerning the environment.

Our real estate operations own various properties including a restaurant, marina facilities, and commercial buildings. As a result, we are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including remediation costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws relating to our real estate operations.

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

We have invested and expect to continue to invest in real estate and information technology. Despite our due diligence, these investments may still involve significant risks and uncertainties, including distraction of management and employees from current operations, insufficient revenues to offset liabilities assumed and incurred expenses, inadequate return of capital, and failure to realize the anticipated benefits. There can be no assurance that such investments will be successful and will not adversely affect our financial condition and operating results.

ITEM 1B – Unresolved Staff Comments

Not applicable.

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of 3.5 acres of land, a three-story building which has a gross area of 122,000 square feet, and a four-level parking garage. This facility is 57% occupied by us and our U.S. subsidiaries and serves as our headquarters. In addition, we lease approximately 40% to non-affiliates and the remaining space is available for lease.

Ocala, Florida. The real estate consists of 1.6 acres of land and an office building with gross area of approximately 16,000 square feet. The facility is 100% designated for our insurance operations and will be used as an alternative location in the event a catastrophic event impacts our operations in Tampa, Florida.

Investment Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility and the restaurant are currently owned and operated by us.

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 23,000 square feet. This marina facility is owned and operated by us. Approximately 5% of the available retail space is occupied by us, 77% of the retail space is leased to non-affiliates, and the remaining space is available for lease.

Riverview, Florida. The real estate consists of 2.57 acres of land, 1.27 acres of which is leased to a gas station and convenience store chain. Our retail structure with 8,400 square feet of net rentable space is situated on the remaining land. Approximately 88% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Sorrento, Florida. The real estate includes 5.42 acres of outparcel land intended for ground lease or resale and a retail shopping center with 61,400 square feet of net rentable area. Approximately 74% of the rentable space is currently leased to a large, well-known grocery retailer. Approximately 96% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Melbourne, Florida. The real estate includes 2.26 acres of outparcel land intended for ground lease, resale or future development and a retail shopping center with 49,995 square feet of rentable area. Approximately 42% of the rentable space is currently leased to a large well-known grocery retailer. Approximately 95% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Tampa, Florida. The real estate consists of 7.86 acres of land and an office building with gross area of 68,867 square feet. The building is 100% leased to a non-affiliated financial institution.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease commenced in 2013 and has an initial term of nine years.

Miami Lakes, Florida. We recently moved to a new location and now lease approximately 5,565 square feet of office space for our claims related administration. The new lease commenced March 1, 2018 and has an initial term of approximately three years.

Rental expense under all facility leases was $336,000, $333,000 and $304,000 during the years ended December 31, 2017, 2016 and 2015, respectively.

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

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Markets for Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “HCI.” The following table represents the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	Common Stock Price
	High	Low
Calendar Quarter—2017
First Quarter	$50.93	38.49
Second Quarter	$49.25	43.10
Third Quarter	$49.12	27.11
Fourth Quarter	$39.69	28.70
Calendar Quarter—2016
First Quarter	$35.75	29.30
Second Quarter	$33.95	26.82
Third Quarter	$33.04	26.43
Fourth Quarter	$40.45	24.35

Holders

As of February 23, 2018, the market price for our common stock was $35.57 and there were 231 holders of record of our common stock.

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

Declaration Date	Payment Date	Date of Record	Per Share Amount
1/16/2017	3/17/2017	2/17/2017	$0.35
4/17/2017	6/16/2017	5/19/2017	$0.35
7/6/2017	9/15/2017	8/18/2017	$0.35
10/19/2017	12/15/2017	11/17/2017	$0.35
1/8/2016	3/18/2016	2/19/2016	$0.30
4/14/2016	6/17/2016	5/20/2016	$0.30
7/8/2016	9/16/2016	8/19/2016	$0.30
10/13/2016	12/16/2016	11/18/2016	$0.30

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2017. We currently have no equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	130,000	$34.82	1,995,655

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2012 and its relative performance is tracked through December 31, 2017. The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

All information related to sales of unregistered securities has been reported in a current report on Form 8-K.

Issuer Purchases of Equity Securities

The table below summarizes the number of shares of common stock repurchased during the three months ended December 31, 2017 under the repurchase plan approved by our Board of Directors in December 2016 and also the number of shares of common stock surrendered by employees to satisfy minimum federal income tax liabilities associated with the vesting of restricted shares in December 2017 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
October 31, 2017	77,708	$38.03	77,708	$10,863
November 30, 2017	92,540	$32.42	92,540	$7,863
December 31, 2017	102,397	$30.09	99,662	$4,863

	272,645	$33.14	269,910

In December 2017, our Board of Directors approved a one-year plan to repurchase up to $20 million of our common shares during 2018. The approved amounts in each year exclude brokerage fees. See Note 19 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

ITEM 6 – Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data at December 31, 2017 and 2016 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015, 2014, and 2013, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	As of or for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollar amounts in thousands, except per share amounts)
Operating Revenue
Gross premiums earned	$358,253	$378,678	$423,120	$365,488	$337,113
Premiums ceded	(133,635)	(135,051)	(140,614)	(113,423)	(102,865)

Net premiums earned	224,618	243,627	282,506	252,065	234,248
Net investment income	11,439	9,087	3,978	4,888	1,469
Net realized investment gains (losses)	4,346	2,601	(608)	4,735	80
Net unrealized investment gains	92	—	—	—	—
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(1,116)	(2,252)	(5,275)	(107)	—
Portion of loss recognized in other comprehensive income, before taxes	(351)	(230)	594	—	—

Net other-than-temporary impairment losses	(1,467)	(2,482)	(4,681)	(107)	—
Policy fee income	3,622	3,914	3,496	2,820	3,098
Gain on repurchases of convertible senior notes	—	153	—	—	—
Gain on bargain purchase	—	2,071	—	—	—
Gain on remeasurement of previously held interest	—	4,005	—	—	—
Other income	1,756	1,470	1,261	1,707	2,193

Total operating revenue	244,406	264,446	285,952	266,108	241,088

Operating Expenses
Losses and loss adjustment expenses	165,629	124,667	87,224	79,468	65,123
Policy acquisition and other underwriting expenses	39,663	42,642	41,984	37,952	31,619
General and administrative personnel expenses*	25,127	26,200	28,276	26,960	21,808
Interest expense	16,767	11,079	10,754	10,453	3,607
Loss on repurchases of senior notes	743	—	—	—	—
Impairment losses	38	388	—	—	—
Other operating expenses	12,063	12,614	11,522	10,313	12,478

Total operating expenses	260,030	217,590	179,760	165,146	134,635

(Loss) income before income taxes	(15,624)	46,856	106,192	100,962	106,453
Income tax (benefit) expense	(8,731)	17,835	40,331	38,298	40,891

Net (loss) income	$(6,893)	$29,021	$65,861	$62,664	$65,562
Preferred stock dividends	—	—	—	4	(104)

(Loss) income available to common stockholders	$(6,893)	$29,021	$65,861	$62,668	$65,458

*	For the years ended December 31, 2016, 2015, 2014 and 2013, we reclassified certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits previously reported in other operating expenses to general and administrative personnel expenses to conform with our 2017 presentation.

	As of or for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollar amounts in thousands, except per share amounts)
Per Share Data:
Basic (loss) earnings per common share	$(0.75)	$2.95	$6.51	$5.90	$5.82

Diluted (loss) earnings per common share	$(0.75)	$2.92	$5.90	$5.36	$5.63

Dividends per common share	$1.40	$1.20	$1.20	$1.10	$0.95

Ratios to Net Premium Earned:
Loss Ratio	73.74%	51.17%	30.88%	31.53%	27.80%
Expense Ratio	42.03%	38.14%	32.76%	33.99%	29.67%

Combined Ratio	115.77%	89.31%	63.64%	65.52%	57.47%

Ratios to Gross Premiums Earned:
Loss Ratio	46.23%	32.92%	20.61%	21.74%	19.32%
Expense Ratio	26.35%	24.54%	21.87%	23.45%	20.62%

Combined Ratio	72.58%	57.46%	42.48%	45.19%	39.94%

Consolidated Balance Sheet Data:
Total investments	$380,286	$298,734	$232,917	$168,799	$146,028
Total cash and cash equivalents	$255,884	$280,531	$267,738	$314,416	$293,098
Total assets	$842,264	$670,064	$636,986	$598,557	$522,011
Long-term debt	$237,835	$138,863	$129,429	$125,886	$122,627
Total stockholders’ equity	$193,975	$243,746	$237,722	$182,585	$160,521

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

Recent Developments

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was passed and signed into law. Significant changes in the 2017 Tax Act affecting us include the reduction of the federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017 and a limitation on the consolidated basis of the carryback as well as the carryforward of net operating losses (“NOL”) arising after December 31, 2017. In addition, the 2017 Tax Act eliminates the deductibility exception for performance-based executive compensation and expands the definition of covered executives to include the chief financial officer. Under U.S. GAAP, the tax effects of changes in tax laws or rates need to be recognized in the period in which the law is enacted. Because the enactment of the 2017 Tax Act was close to the end of the fiscal year, measurement of certain income tax effects relied on estimates that we believed to be reasonable. Deviation from these estimates may arise as relevant information becomes available and, as a result, we may recognize material adjustments to income tax expense during 2018. See Note 17 — “Income Taxes” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

On January 15, 2018, our Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends are to be paid March 16, 2018 to stockholders of record on February 16, 2018.

On January 26, 2018, we entered into an agreement to lease office space at a new location in Miami Lakes, Florida for our claims related administration. The lease commenced on March 1, 2018 and has an initial term of approximately three years.

On February 8, 2018, we granted 40,000 shares of restricted stock and options to purchase 110,000 of our common shares at an exercise price of $40 per share to our chief executive officer, Paresh Patel. The options will expire on February 8, 2028. These share-based awards were granted pursuant to our 2012 Omnibus Incentive Plan and will vest in equal annual installments over four years, so long as Mr. Patel remains employed by us. The grant date fair values of the restricted stock and options were approximately $1,397,000 and $939,000, respectively.

On February 20, 2018, we entered into a subscription agreement with another limited partnership and committed to provide $5,000,000 of capital for investment. The capital is callable at the discretion of the general partner during a commitment period.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2017 with the Year Ended December 31, 2016

Our results of operations for the year ended December 31, 2017 reflect net loss of $6,893,000, or $0.75 loss per common share, compared with net income of $29,021,000, or $2.92 earnings per diluted common share, for the year ended December 31, 2016. The year-over-year decline was primarily attributable to a $40,962,000 increase in losses and loss adjustment expenses primarily from Hurricane Irma, a decrease in gross premiums earned of $20,425,000 and an increase in interest expense of $5,688,000 resulting from the issuance of long-term debt in March 2017. These factors contributed to $15,624,000 pre-tax operating losses in 2017 and, as a result, we recognized $8,731,000 of income tax benefit, the amount of which included net positive tax effects of approximately $1,400,000 due to the 2017 Tax Act.

Revenue

Gross Premiums Earned for the years ended December 31, 2017 and 2016 were approximately $358,253,000 and $378,678,000, respectively. The decrease in 2017 was primarily attributable to policy attrition as well as a rate decrease effective on new and renewal policies beginning in January 2016.

Premiums Ceded for the years ended December 31, 2017 and 2016 were approximately $133,635,000 and $135,051,000, respectively, representing 37.3% and 35.7%, respectively, of gross premiums earned. The percentage increase from 2016 was primarily attributable to adjustments related to retrospective provisions under certain reinsurance contracts due to losses incurred by Hurricane Irma. The increase was offset in part by lower reinsurance costs during the first five months of 2017 as compared with the corresponding period in 2016.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses defined in a quota share arrangement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the year ended December 31, 2017, premiums ceded included a net increase of approximately $5,740,000 related to retrospective provisions. For the year ended December 31, 2016, premiums ceded reflect a net reduction of approximately $12,677,000. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the years ended December 31, 2017 and 2016 totaled approximately $213,711,000 and $232,140,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. We had approximately 139,000 policies in force at December 31, 2017 as compared with approximately 150,000 policies in force at December 31, 2016.

Net Premiums Earned for the years ended December 31, 2017 and 2016 were approximately $224,618,000 and $243,627,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2017	2016
Net Premiums Written	$213,711	$232,140
Decrease in Unearned Premiums*	10,907	11,487

Net Premiums Earned	$224,618	$243,627

*	Unearned premiums are impacted by the timing and size of any takeout completed during the year net of attrition.

Net Investment Income for the years ended December 31, 2017 and 2016 was approximately $11,439,000 and $9,087,000, respectively. The increase in 2017 was primarily due to year-over-year increases in income from limited partnership investments and fixed-maturity securities. See Note 4 — “Investments” under Net Investment Income to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Realized Investment Gains for the years ended December 31, 2017 and 2016 were approximately $4,346,000 and $2,601,000, respectively. The gains in 2017 resulted primarily from sales intended to take advantage of an upturn in the security market.

Net Other-Than-Temporary Impairment Losses for the years ended December 31, 2017 and 2016 were approximately $1,467,000 and $2,482,000, respectively. During 2017, we recognized impairment losses specific to four fixed-maturity securities and six equity securities. Three of these fixed-maturity securities were written down before being sold. Six equity securities were impaired because each of them had been in an unrealized loss position for a length of time with no near term prospect for recovery.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $165,629,000 and $124,667,000 for the years ended December 31, 2017 and 2016, respectively. Our 2017 losses and loss adjustment expenses included approximately $54,000,000 of net losses related to Hurricane Irma and additional losses of approximately $2,500,000 related to Hurricane Matthew. In addition, our losses and loss adjustment expenses included approximately $16,200,000 of additional losses, which reflected the continuation of reserve strengthening in response to trends involving assignment of insurance benefits and related litigation. Our losses and loss adjustment expenses were also impacted by weather-related events. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2017 and 2016 were approximately $39,663,000 and $42,642,000, respectively. The decrease from 2016 was primarily attributable to decreased commissions and premium taxes resulting from policy attrition and the effect of the rate decrease.

General and Administrative Personnel Expenses for the years ended December 31, 2017 and 2016 were approximately $25,127,000 and $26,200,000, respectively. The $1,073,000 decrease in 2017 was primarily attributable to the capitalization of payroll costs related to a software development project for internal use.

Loss on repurchases of Senior Notes for the year ended December 31, 2017 was approximately $743,000, resulting from the early extinguishment of our 8% Senior Notes. See Note 13 — “Long-Term Debt” under 8% Senior Notes to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Income Tax Benefit for the year ended December 31, 2017 was approximately $8,731,000 versus approximately $17,835,000 of income tax expense for the year ended December 31, 2016, resulting in an effective tax rate of 55.9% for 2017 and 38.1% for 2016. The year-over-year change was primarily attributable to our 2017 operating losses and the recognition of $1,400,000 in beneficial tax effects on our net deferred tax liabilities due to the lower future corporate income tax rates enacted by the 2017 Tax Act.

Ratios:

The loss ratio applicable to the year ended December 31, 2017 (losses and loss adjustment expenses incurred related to net premiums earned) was 73.8% compared with 51.2% for the year ended December 31, 2016. The increase was primarily attributable to losses related to Hurricane Irma combined with the decrease in net premiums earned which was driven in large part by the increase in ceded premiums due to the aforementioned adjustments.

The expense ratio applicable to the year ended December 31, 2017 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 42.0% compared with 38.1% for the year ended December 31, 2016. The increase in our 2017 expense ratio was primarily attributable to the decrease in 2017 net premiums earned, an increase in interest expense, and the loss on repurchases of our senior notes, as described above.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2017 was 115.8% compared with 89.3% for the year ended December 31, 2016. Our combined ratio was negatively impacted by increased expenses for losses and loss adjustment expenses, increased interest expense, the loss on repurchases of our senior notes and a reduction in 2017 net premiums earned.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2017 was 72.6% compared with 57.5% for the year ended December 31, 2016. The increase in 2017 was primarily attributable to the factors described above.

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

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance treaties and to assume a proportional share of losses defined in one quota share arrangement, which was cancelled effective May 31, 2016. For the years ended December 31, 2016 and 2015, premiums ceded reflect net reductions of $12,677,000 and $18,322,000, respectively, related to provisions under certain multi-year catastrophe reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

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

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2016 and 2015 (amounts in thousands):

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

General and Administrative Personnel Expenses for the years ended December 31, 2016 and 2015 were approximately $26,200,000 and $28,276,000, respectively. The $2,076,000 decrease in 2016 was primarily attributable to a decrease in discretionary incentive pay in 2016. The level of discretionary incentive pay in 2016 was influenced in large part by our financial results for the year, which were negatively impacted by Hurricane Matthew in the fourth quarter of 2016. The decrease was offset in part by increased payroll costs resulting from our growing workforce.

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

Ratios:

The loss ratio applicable to the year ended December 31, 2016 was 51.2% compared with 30.9% for the year ended December 31, 2015. The increase was primarily attributable to losses in October 2016 from Hurricane Matthew as well as reserve strengthening throughout 2016.

The expense ratio applicable to the year ended December 31, 2016 was 38.1% compared with 32.7% for the year ended December 31, 2015. The increase in our expense ratio was primarily attributable to the decrease in 2016 net premiums earned.

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

LIQUIDITY AND CAPITAL RESOURCES

Throughout our history, our liquidity requirements have been met through issuances of our common and preferred stock, debt offerings and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by insurance subsidiaries from premiums written and investment income. We may consider raising additional capital through debt and/or equity offerings to support our growth and future investment opportunities.

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

Senior Notes and Promissory Notes

The following table summarizes our principal and interest payment obligations for long-term debt at December 31, 2017:

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

See Note 13 — “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Share Repurchase Plan

In December 2017, our Board of Directors approved a one-year plan for 2018 under which we may purchase up to $20,000,000 of our common shares in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The approved amount excludes brokerage fees. See Note 19 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. These funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At December 31, 2017, there was an aggregate unfunded capital balance of $14,328,000. See Limited Partnership Investments under Note 4 — “Investment” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Acquisition

We currently have a 90% equity interest in FMKT Mel JV, LLC, a Florida limited liability company for which we are not the primary beneficiary. FMKT Mel JV’s real estate portfolio consists of outparcels for ground lease or sale, the values of which have increased since the opening of an adjacent retail shopping center which we acquired in December 2016. We have the option to take full ownership of these outparcels by acquiring the remaining 10% interest. Alternatively, we may sell these outparcels and allocate the profits from the sale before liquidating FMKT Mel JV.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015 are summarized below.

Cash Flows for the Year ended December 31, 2017

Net cash provided by operating activities for the year ended December 31, 2017 was approximately $16,426,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $80,164,000 was primarily due to the purchases of available-for-sale and trading securities of $165,196,000, the limited partnership investments of $4,226,000, and the real estate investments of $11,878,000, offset by the proceeds from sales of available-for-sale securities of $74,416,000, the distributions of $11,758,000 from limited partnership investments and the redemptions and repayments of fixed-maturity securities of $14,897,000. Net cash provided by financing activities totaled $39,030,000, which was primarily due to the proceeds from issuance of 4.25% Convertible Senior Notes of $143,750,000, offset by $40,250,000 used in the repurchases of our 8% senior notes, $4,975,000 of related underwriting and issuance costs, $45,872,000 used in our share repurchases and $12,833,000 of net cash dividend payments.

Cash Flows for the Year ended December 31, 2016

Net cash provided by operating activities for the year ended December 31, 2016 was approximately $87,975,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $49,028,000 was primarily due to the purchases of available-for-sale securities of $107,964,000, $12,056,000 of net cash used in acquiring one business, and the limited partnership investments of $4,670,000, offset by the proceeds from sales of available-for-sale securities of $63,581,000 and the $10,200,000 proceeds from the acquisition, development and construction arrangement. Net cash used in financing activities totaled $26,157,000, which was primarily due to $11,347,000 used in the repurchases of our convertible senior notes, $20,026,000 used in our share repurchase plan and $11,691,000 of net cash dividend payments, offset by $18,200,000 in aggregate proceeds from the issuance of two promissory notes.

Cash Flows for the Year ended December 31, 2015

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $45,282,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $80,374,000 was primarily due to the funding of the limited partnership investments of $24,636,000, the purchases of available-for-sale securities of $131,379,000, the funding of the acquisition, development and construction arrangement of $6,968,000, and $4,871,000 used to purchase real estate investments, decreased by redemptions and repayments of fixed-maturity securities of $9,344,000, and the proceeds from sales of available-for-sale securities of $79,406,000. Net cash used in financing activities totaled $11,525,000, which was primarily due to $1,610,000 used in our share repurchase plan and $11,681,000 of net cash dividend payments, offset by $2,295,000 of tax benefits on stock-based compensation.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale investments.

At December 31, 2017, we had $297,440,000 of available-for-sale and trading investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we had unexpired capital commitments for four limited partnership in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 22 — “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K and Contractual Obligations and Commitments below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of December 31, 2017 (amounts in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$596	147	292	157	—
Service agreement (1)	105	24	53	28	—
Reinsurance contracts (2)	25,380	21,792	2,392	1,196	—
Unfunded capital commitment (3)	14,328	14,328	—	—	—
Long-term debt obligations (4)	300,129	12,163	116,665	155,828	15,473

Total	$340,538	48,454	119,402	157,209	15,473

(1)	Represents the lease for office space in Miami, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from India Rupees to U.S. dollars using the January 2, 2018 exchange rate, the first available rate subsequent to December 31, 2017, which was a non-business day.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts. Reinsurance premiums payable after December 31, 2017 under one contract are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.
(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to four limited partnerships in which we hold interests.
(4)	Amounts represent principal and interest payments over the lives of various long-term debt obligations. See Note 13 — “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We believe our accounting policies specific to losses and loss adjustment expenses, reinsurance recoverable, reinsurance with retrospective provisions, deferred income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements.

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

While the property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and mold, and other uncertain or environmental exposures, we have not experienced significant losses from these types of claims. We have experienced material losses associated with sinkholes in past years, but the materiality of this hazard has decreased significantly since the passing of Florida Senate Bill 408. We continue to segregate this data in our derivation of estimated required reserves. While the losses we have experienced from exposures to catastrophes have not historically been material, we have experienced significant losses related to recent catastrophes. These losses have followed materially different development patterns than the balance of our experience. To address this situation, we separate this exposure from the remainder of the business and derive reserves specific to each catastrophe event. Total reserves are determined by adding the reserves related to each line of business.

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

Year Ended December 31, 2017
Change in Reserves	Reserves	Percentage change in equity, net of tax
-20.0%	158,862	12.58%
-15.0%	168,791	9.43%
-10.0%	178,720	6.29%
-5.0%	188,649	3.14%
Base	198,578	—
5.0%	208,507	- 3.14%
10.0%	218,436	- 6.29%
15.0%	228,365	- 9.43%
20.0%	238,294	- 12.58%

Reinsurance Recoverable. Our reinsurance recoverable balance represents an estimate of the amount of paid and unpaid losses and loss adjustment expenses that is recoverable from reinsurers. This estimate is determined in a manner consistent with the terms of the applicable reinsurance contracts and based on the ultimate losses and loss adjustment expenses we expect to incur. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimate may vary significantly from the eventual outcome.

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

As described in Note 14 — “Reinsurance” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, we adjusted the balances of accrued benefits and deferred reinsurance premiums during the third quarter of 2017 due to the impact of Hurricane Irma. For the year ended December 31, 2017, we derecognized $3,413,000 of net accrued benefits. We also recognized ceded premiums of $2,327,000, including the reversal of the majority of previously deferred reinsurance costs. In contrast, for the year ended December 31, 2016, we accrued benefits of $13,610,000 and recognized net ceded premiums of $933,000, representing amortization of $1,219,000 of previously deferred reinsurance costs for increased coverage offset by $2,152,000 of ceded premiums deferred for the period. In combination, for the year ended December 31, 2017, we recognized a net increase in ceded premiums of $5,740,000 as opposed to a net reduction in ceded premiums of $12,677,000 for the year ended December 31, 2016.

In June 2016, we received cash totaling $37,800,000 in connection with the benefits accrued under two retrospective reinsurance contracts that were terminated effective May 31, 2016. In September 2016, we received the final cash payment of $5,716,000 under the terms of the remaining retrospective reinsurance contract which terminated May 31, 2016. As of December 31, 2017, we had $2,393,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable. As of December 31, 2016, we had $5,810,000 of accrued benefits and $2,152,000 of ceded premiums deferred related to these agreements.

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

Stock-Based Compensation. We account for stock-based compensation awards under our shareholder approved incentive plans in accordance with the fair value recognition provisions of U.S. GAAP, which require the measurement, and recognition of compensation for all stock-based awards made to employees and non-employee directors including stock options and restricted stock issuances based on estimated fair values. We recognize stock-based compensation in the consolidated statements of income on a straight-line basis over the vesting period. We use the Black-Scholes option-pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate. For restricted stock awards with market-based conditions, we estimate their fair values by using a Monte Carlo simulation model, which requires the following variables for input: 1) expected dividends per share, 2) expected volatility, 3) risk-free interest rate, 4) estimated cost of capital, and 5) expected term of each award.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio at December 31, 2017 included fixed-maturity and equity securities, the primary purposes of which are for value preservation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2017 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$215,625	$(21,860)	(9.20)%
200 basis point increase	222,908	(14,577)	(6.14)%
100 basis point increase	230,195	(7,290)	(3.07)%
100 basis point decrease	244,778	7,293	3.07%
200 basis point decrease	251,945	14,460	6.09%
300 basis point decrease	256,229	18,744	7.89%

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

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2017 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$2,520	1	$2,514	1
AA+, AA, AA-	67,387	29	67,514	29
A+, A, A-	95,178	40	95,346	40
BBB+, BBB, BBB-	57,320	24	58,561	25
BB+, BB, BB-	4,466	2	4,625	2
B+, B, B-	3,117	1	3,211	1
CCC+, CC and Not rated	5,842	3	5,713	2

Total	$235,830	100	$237,484	100

Equity Price Risk

Our equity investment portfolio at December 31, 2017 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to declines in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at December 31, 2017 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$25,194	42
Industrial	6,385	11
Consumer	6,216	10
Other (1)	7,959	14

	45,754	77

Mutual funds and Exchange traded funds by type:
Debt	12,173	20
Equity	2,029	3

	14,202	23

Total	$59,956	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2017, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2018 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2013.

Clearwater, Florida
March 7, 2018

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited HCI Group, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and our report dated March 7, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP
Clearwater, Florida
March 7, 2018

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2017	2016
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $235,830 and $167,231, respectively)	$237,484	$166,248
Equity securities, available for sale, at fair value (cost: $53,132 and $47,750, respectively)	58,911	53,035
Equity securities, trading, at fair value (cost: $953 and $0, respectively)	1,045	—
Limited partnership investments, at equity	23,184	29,263
Investment in unconsolidated joint venture, at equity	1,304	2,102
Real estate investments (Note 4 — Consolidated Variable Interest Entity)	58,358	48,086

Total investments	380,286	298,734
Cash and cash equivalents (Note 4 — Consolidated Variable Interest Entity)	255,884	280,531
Accrued interest and dividends receivable	1,983	1,654
Income taxes receivable	16,192	2,811
Premiums receivable	17,807	17,276
Prepaid reinsurance premiums	22,286	24,554
Reinsurance recoverable:
Paid losses and loss adjustment expenses	2,344	—
Unpaid losses and loss adjustment expenses	100,760	—
Deferred policy acquisition costs	16,712	16,639
Property and equipment, net	12,465	11,374
Intangible assets, net	4,995	4,899
Deferred income taxes, net	—	250
Other assets (Note 4 — Consolidated Variable Interest Entity)	10,550	11,342

Total assets	$842,264	$670,064

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets—continued

(Dollar amounts in thousands)

	December 31,
	2017	2016
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$198,578	$70,492
Unearned premiums	164,896	175,803
Advance premiums	4,948	4,651
Assumed reinsurance balances payable	15	3,294
Accrued expenses (Note 4 — Consolidated Variable Interest Entity)	6,035	6,513
Reinsurance recovered in advance on unpaid losses	13,885	—
Deferred income taxes, net	1,890	—
Long-term debt	237,835	138,863
Other liabilities (Note 4 — Consolidated Variable Interest Entity)	20,207	26,702

Total liabilities	648,289	426,318

Commitments and contingencies (Note 22)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 8,762,416 and 9,662,761 shares issued and outstanding in 2017 and 2016, respectively)	—	—
Additional paid-in capital	—	8,139
Retained income	189,409	232,964
Accumulated other comprehensive income, net of taxes	4,566	2,643

Total stockholders’ equity	193,975	243,746

Total liabilities and stockholders’ equity	$842,264	$670,064

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue
Gross premiums earned	$358,253	$378,678	$423,120
Premiums ceded	(133,635)	(135,051)	(140,614)

Net premiums earned	224,618	243,627	282,506
Net investment income	11,439	9,087	3,978
Net realized investment gains (losses)	4,346	2,601	(608)
Net unrealized investment gains	92	—	—
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(1,116)	(2,252)	(5,275)
Portion of loss recognized in other comprehensive income, before taxes	(351)	(230)	594

Net other-than-temporary impairment losses	(1,467)	(2,482)	(4,681)
Policy fee income	3,622	3,914	3,496
Gain on repurchases of convertible senior notes	—	153	—
Gain on bargain purchase	—	2,071	—
Gain on remeasurement of previously held interest	—	4,005	—
Other	1,756	1,470	1,261

Total revenue	244,406	264,446	285,952

Expenses
Losses and loss adjustment expenses	165,629	124,667	87,224
Policy acquisition and other underwriting expenses	39,663	42,642	41,984
General and administrative personnel expenses	25,127	26,200	28,276
Interest expense	16,767	11,079	10,754
Loss on repurchases of senior notes	743	—	—
Impairment loss	38	388	—
Other operating expenses	12,063	12,614	11,522

Total operating expenses	260,030	217,590	179,760

(Loss) income before income taxes	(15,624)	46,856	106,192
Income tax (benefit) expense	(8,731)	17,835	40,331

Net (loss) income	$(6,893)	$29,021	$65,861

Basic (loss) earnings per share	$(0.75)	$2.95	$6.51

Diluted (loss) earnings per share	$(0.75)	$2.92	$5.90

Dividends per share	$1.40	$1.20	$1.20

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(Amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Net (loss) income	$(6,893)	$29,021	$65,861

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) arising during the period	5,996	7,317	(9,366)
Other-than-temporary impairment loss charged to investment income	1,467	2,482	4,681
Call and repayment losses charged to investment income	14	20	77
Reclassification adjustment for net realized (gain) loss	(4,346)	(2,601)	608

Net change in unrealized gain (loss)	3,131	7,218	(4,000)
Deferred income taxes on above change	(1,208)	(2,784)	1,543

Total other comprehensive income (loss), net of income taxes	1,923	4,434	(2,457)

Comprehensive (loss) income	$(4,970)	$33,455	$63,404

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2017

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2016	9,662,761	$—	$8,139	$232,964	$2,643	$243,746
Net loss	—	—	—	(6,893)	—	(6,893)
Total other comprehensive income, net of income taxes	—	—	—	—	1,923	1,923
Issuance of restricted stock	154,936	—	—	—	—	—
Exercise of common stock options	30,000	—	75	—	—	75
Forfeiture of restricted stock	(23,766)	—	—	—	—	—
Repurchase and retirement of common stock	(437,240)	—	(21,318)	—	—	(21,318)
Repurchase and retirement of common stock under share repurchase plan	(433,175)	—	(15,154)	—	—	(15,154)
Repurchase of common stock under prepaid forward contract	(191,100)	—	(9,400)	—	—	(9,400)
Equity component on 4.25% convertible senior notes (net of offering costs of $543)	—	—	15,151	—	—	15,151
Deferred taxes on debt discount	—	—	(5,845)	—	—	(5,845)
Common stock dividends	—	—	—	(12,833)	—	(12,833)
Stock-based compensation	—	—	4,523	—	—	4,523
Additional paid-in capital shortfall allocated to retained income	—	—	23,829	(23,829)	—	—

Balance at December 31, 2017	8,762,416	$—	$—	$189,409	$4,566	$193,975

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2016

(Dollar amounts in thousands)

			Additional		Accumulated Other Comprehensive	Total
	Common Stock		Paid-In Capital	Retained Income	(Loss) Income, Net of Tax	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722
Net income	—	—	—	29,021	—	29,021
Total other comprehensive income, net of income taxes	—	—	—	—	4,434	4,434
Issuance of restricted stock	142,440	—	—	—	—	—
Exercise of common stock options	60,000	—	150	—	—	150
Forfeiture of restricted stock	(13,298)	—	—	—	—	—
Cancellation of restricted stock	(160,000)	—	—	—	—	—
Repurchase and retirement of common stock	(14,934)	—	(464)	—	—	(464)
Repurchase and retirement of common stock under share repurchase plan	(643,703)	—	(20,026)	—	—	(20,026)
Common stock dividends	—	—	—	(11,691)	—	(11,691)
Tax benefits on stock-based compensation	—	—	641	—	—	641
Tax shortfalls on stock-based compensation	—	—	(239)	—	—	(239)
Stock-based compensation	—	—	4,198	—	—	4,198

Balance at December 31, 2016	9,662,761	$—	$8,139	$232,964	$2,643	$243,746

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2015

(Dollar amounts in thousands)

			Additional		Accumulated Other Comprehensive	Total
	Common Stock		Paid-In	Retained	Income (Loss),	Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2014	10,189,128	$—	$20,465	$161,454	$666	$182,585
Net income	—	—	—	65,861	—	65,861
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,457)	(2,457)
Issuance of restricted stock	83,260	—	—	—	—	—
Exercise of common stock options	120,000	—	263	—	—	263
Shares surrendered upon exercising common stock options	(2,013)	—	—	—	—	—
Forfeiture of restricted stock	(42,757)	—	—	—	—	—
Repurchase and retirement of common stock	(17,493)	—	(792)	—	—	(792)
Repurchase and retirement of common stock under share repurchase plan	(37,869)	—	(1,610)	—	—	(1,610)
Common stock dividends	—	—	—	(11,681)	—	(11,681)
Tax benefits on stock-based compensation	—	—	2,295	—	—	2,295
Tax shortfalls on stock-based compensation	—	—	(1,954)	—	—	(1,954)
Stock-based compensation	—	—	5,212	—	—	5,212

Balance at December 31, 2015	10,292,256	$—	$23,879	$215,634	$(1,791)	$237,722

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(6,893)	$29,021	$65,861
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	4,523	4,198	5,212
Net amortization of premiums on investments in fixed-maturity securities	1,252	726	855
Depreciation and amortization	9,591	5,408	5,251
Deferred income tax (benefit) expense	(4,913)	155	(1,101)
Net realized investment (gains) losses	(4,346)	(2,601)	608
Net unrealized investment gains	(92)	—	—
Other-than-temporary impairment losses	1,467	2,482	4,681
Income from real estate investment under acquisition, development and construction arrangement	—	—	(344)
Loss from unconsolidated joint venture	234	—	125
Distribution received from unconsolidated joint venture	147	—	—
Gain on repurchases of convertible senior notes	—	(153)	—
Gain on bargain purchase	—	(2,071)	—
Loss on repurchases of senior notes	743	—	—
Gain on remeasurement of previously held investment	—	(4,005)	—
Impairment loss	38	388	—
Net (income) loss from limited partnership interests	(2,334)	(1,207)	3,244
Distributions received from limited partnership interests	881	544	12
Foreign currency remeasurement (gain) loss	(60)	29	66
Other	134	18	26
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(329)	(300)	(331)
Income taxes	(13,381)	(1,192)	766
Premiums receivable	(531)	2,355	(3,807)
Prepaid reinsurance premiums	2,268	16,193	(6,651)
Reinsurance recoverable	(103,104)	—	—
Deferred policy acquisition costs	(73)	1,963	(3,588)
Other assets	574	29,054	(7,230)
Losses and loss adjustment expenses	128,086	18,802	2,782
Unearned premiums	(10,907)	(11,487)	(26,781)
Advance premiums	297	(332)	603
Assumed reinsurance balances payable	(3,279)	2,210	866
Reinsurance recovered in advance on unpaid losses	13,885	—	—
Accrued expenses and other liabilities	2,548	(2,223)	4,157

Net cash provided by operating activities	16,426	87,975	45,282

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from investing activities:
Investment in real estate under acquisition, development, and construction arrangement	—	—	(6,968)
Proceeds from investment in real estate under acquisition, development and construction arrangement	—	10,200	—
Acquisition of real estate business, net of cash acquired	—	(11,651)	—
Investments in limited partnership interests	(4,226)	(4,670)	(24,636)
Distributions received from limited partnership interests	11,758	—	—
Investment in unconsolidated joint venture	—	(90)	(435)
Distribution from unconsolidated joint venture	417	—	—
Purchase of property and equipment	(2,340)	(865)	(840)
Purchase of intangible assets	(637)	—	—
Purchase of real estate investments	(11,878)	(2,261)	(4,871)
Purchase of fixed-maturity securities	(114,743)	(85,530)	(98,501)
Purchase of equity securities—available for sale	(46,909)	(22,434)	(32,878)
Purchase of equity securities—trading	(3,544)	—	—
Proceeds from sales of fixed-maturity securities	31,759	40,454	53,711
Proceeds from calls, repayments and maturities of fixed-maturity securities	14,897	4,692	9,344
Proceeds from sales of equity securities—available for sale	42,657	23,127	25,695
Proceeds from sales of equity securities—trading	2,625	—	—
Proceeds from sales of real estate investments	—	—	5

Net cash used in investing activities	(80,164)	(49,028)	(80,374)

Cash flows from financing activities:
Net borrowing under revolving credit facility	—	1,238	—
Proceeds from the exercise of common stock options	75	150	263
Cash dividends paid	(13,906)	(12,438)	(12,428)
Cash dividends received under share repurchase forward contract	1,073	747	747
Proceeds from the issuance of long-term debt	143,859	18,200	—
Repurchases of convertible senior notes	—	(11,347)	—
Repurchases of senior notes	(40,250)	—	—
Repayment of long-term debt	(974)	(455)	—
Repurchases of common stock	(30,718)	(464)	(792)
Repurchases of common stock under share repurchase plan	(15,154)	(20,026)	(1,610)
Purchase of non-controlling interest	—	(2,064)	—
Debt issuance costs	(4,975)	(339)	—
Tax benefits on stock-based compensation	—	641	2,295

Net cash provided by (used in) financing activities	39,030	(26,157)	(11,525)

Effect of exchange rate changes on cash	61	3	(61)

Net (decrease) increase in cash and cash equivalents	(24,647)	12,793	(46,678)
Cash and cash equivalents at beginning of year	280,531	267,738	314,416

Cash and cash equivalents at end of year	$255,884	$280,531	$267,738

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,506	$18,857	$38,371

Cash paid for interest	$8,906	$7,222	$7,211

Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$1,923	$4,434	$(2,457)

Details of business acquisition:
Fair value of assets acquired	$—	$32,569	$—
Less:Purchase price	—	(14,514)	—
Carrying value of previously held interest	—	(2,859)	—
Gain on remeasurement of previously held interest	—	(4,005)	—
Gain on bargain purchase	—	(2,071)	—

Liabilities assumed	$—	$9,120	$—

Conversion of revolving credit facility to long-term debt	$9,441	$—	$—

Receivable from sales of available-for-sale securities	$255	$350	$—

Payable on purchases of available-for-sale securities	$4	$50	$1

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 — Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), its principal operating subsidiary, and TypTap Insurance Company (“TypTap”). HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI also offers flood-endorsed and wind-only policies to Florida customers. During 2017, HCPCI received regulatory approval to write residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. HCPCI has yet to commence operations in these states. TypTap, on the other hand, primarily offers standalone flood policies to Florida homeowners. HCPCI’s and TypTap’s operations are supported by HCI Group, Inc. and certain HCI subsidiaries.

In addition, HCI includes various subsidiaries predominantly engaged in the businesses of owning and leasing real estate, operating marina facilities and one restaurant, and developing software products. See Note 16 — “Segment Information.”

The Company obtained a majority of its policies through participation in a “take-out program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. Policies were obtained in separate assumption transactions with Citizens that took place from July 2007 through December 2017. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens. Substantially all of the Company’s premium revenue since inception comes from these assumptions and one additional assumption through which the Company acquired the Florida policies of another Florida insurance carrier.

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

In addition, The Company early adopted Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of business and provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The Company applied this standard prospectively. See Real Estate Investments in Note 4 — “Investments” for the application of this standard in the acquisition of a commercial property in Tampa, Florida.

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

The Company has a 100% equity interest in one venture (treated as a joint venture under U.S. GAAP) that owns a commercial property in Riverview, Florida. The Company consolidates this joint venture as its primary beneficiary (see Consolidated Variable Interest Entity in Note 4 — “Investments”).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Material estimates that are particularly susceptible to significant change in the near term are primarily related to losses and loss adjustment expenses, reinsurance with retrospective provisions, reinsurance recoverable, deferred income taxes, and stock-based compensation expense.

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

Before the adoption of Accounting Standards Update No. 2017-01, acquisitions of income-producing real properties were typically considered business acquisitions. As such, the Company allocated the purchase price to land, land improvements, buildings, tenant improvements, intangibles such as the value of significant tenant (i.e. anchor tenant) relationships, in-place leases, and assumed liabilities, if any. Tangible assets are presented as real estate investments on the Company’s consolidated balance sheet. Buildings subject to leases are valued as if vacant. The value attributable to in-place leases reflects the costs we would have incurred to lease the property to the occupancy level that existed at the acquisition date. These costs include leasing commissions, tenant improvement allowances, and other direct costs required to lease the property. In addition, the estimated fair value of in-place leases reflects the value of base rental revenues that would have been earned during the assumed periods of vacancy and the related carrying costs that would have been incurred to lease the vacant property to its existing occupancy. The Company also reviews terms of the assumed leases to evaluate whether the terms are favorable or unfavorable relative to the market at the acquisition date. In the event the assumed leases are not at market terms, the Company recognizes an intangible asset for a lease with favorable terms and a liability if the terms of the lease are unfavorable.

After the adoption of the aforementioned guidance, the Company evaluates whether substantially all of the fair value of the gross assets acquired in a real estate transaction is concentrated in a single identifiable asset or group of similar identifiable assets. If such concentration is substantial, the transaction is accounted for as an asset acquisition. As a result, the cost of acquiring real estate is allocated to the individual assets based on the relative fair values of the individual assets. Acquisition related costs are capitalized and allocated among the assets acquired.

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2017 and 2016, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms and certificates of deposit.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Investments in Available-for-Sale Securities. Available-for-sale investments consist of fixed-maturity and equity securities. Fixed-maturity securities include debt securities and redeemable preferred stock. The Company’s available-for-sale securities are carried at fair value. Temporary changes in the fair value of available-for-sale securities are excluded from net investment income and reported in stockholders’ equity as a component of accumulated other comprehensive income, net of deferred income taxes. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out (FIFO) method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the estimated remaining term of the security. Gains and losses from call redemptions and repayments are charged to investment income.

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

When reviewing impaired fixed-maturity securities, the Company considers its ability and intent to hold these securities and whether it is probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity. For the fixed-maturity securities that the Company intends to sell or it is probable that the Company will have to sell before recovery or maturity, the unrealized losses are recognized as other-than-temporary losses in income. In instances where there are credit related losses associated with the impaired fixed-maturity securities for which the Company asserts that it does not have the intent to sell, and it is probable that the Company will not be required to sell until a market price recovery or maturity, the amount of the other-than-temporary impairment loss related to credit losses is recognized in income, and the amount of the other-than-temporary impairment loss related to other non-credit factors such as changes in interest rates or market conditions is recorded as a component of accumulated other comprehensive income.

When determining impairment due to a credit related loss, the Company carefully considers factors such as the issuer’s financial ratios and condition, the security’s current ratings and maturity date, and overall market conditions in estimating the cash flows expected to be collected. The expected cash flows discounted at the effective interest rate of the security implicit at the date of acquisition is then compared with the security’s amortized cost at the measurement date. A credit loss is incurred when the present value of the expected cash flows is less than the security’s amortized cost. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Available-for-Sale Securities in Note 4 — “Investments”).

Investments in Trading Securities. The Company holds certain equity securities with the intention of selling them in a short period of time to generate profits. As such, these equity securities are classified as trading and carried at fair value. Realized investment gains and losses from sales are recorded on the trade date and are determined using the FIFO method. Unrealized holding gains and losses from the changes in the fair value are reported in the consolidated statement of income as net unrealized investment gains or losses (see Trading Securities in Note 4 — “Investments”).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Limited Partnership Investments. The Company has interests in limited partnerships that are not registered under the United Stated Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. The partnership interests cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreement. The Company has no influence over partnership operating and financial policies. The Company did not elect the fair value option and, therefore, uses the equity method to account for these investments (see Limited Partnership Investments in Note 4 — “Investments”). The Company will generally recognize its share of the limited partnership’s earnings or losses on a three-month lag.

Pursuant to U.S. GAAP, these limited partnerships which are private equity funds must measure their investments at fair value and reflect the unrealized gains and losses in the fair value of their investments on their statement of income. As a result, the carrying value of limited partnership investments at each reporting date approximates their estimated fair value.

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

Prior to August 16, 2016, the Company was party to an Acquisition, Development and Construction loan agreement (“ADC Arrangement”) whereby the Company provided financing to a property developer for the construction of a retail shopping center. Because the Company expected to receive more than 50% of the residual profit from the ADC Arrangement which had characteristics similar to a real estate investment, the costs of the real estate project were capitalized and interest was recognized in net investment income.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Deferred policy acquisition costs. Deferred policy acquisition costs (“DAC”) represent direct costs to acquire insurance contracts and consist of premium taxes and commissions paid to outside agents at the time of collection of the policy premium. DAC is amortized over the life of the related policy in relation to the amount of gross premiums earned.

The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the gross premium earned, related investment income, unpaid losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned.

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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization, which is included in other operating expenses. Depreciation is calculated on a straight-line basis over the estimated useful lives as follows: building, 39 years; computer hardware and software, 3 years; and office and furniture equipment, 3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Land is not depreciated. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes both internal and external costs for internally developed software during the application development stage. During the preliminary project and post-implementation stage, internal-use software development costs are expensed as incurred. Capitalized software costs are depreciated on a straight-line basis over the estimated useful life of 7 years.

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

Intangible Assets. Intangibles consist of the value attributable to the acquired in-place leases and the primary, or anchor, tenant relationships. The value attributable to the anchor tenant relationship represents the economic benefits of having a nationally recognized retailer as the lead tenant, which draws consumer traffic and other tenants to the retail center. These intangibles are amortized to expense over the related lease term. Amortization of the intangibles related to real estate investments is reflected in net investment income in the consolidated statement of income. The Company reviews these intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. In the event the Company determines the carrying value is not recoverable, an impairment loss is recorded in the Company’s consolidated statement of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Lease Acquisition Costs. Lease acquisition costs represent capitalized costs of finding and acquiring tenants such as leasing commissions, legal, and marketing expenses. The Company amortizes these costs in other operating expenses on a straight-line basis over the term of a lease.

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

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

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

The estimates of unpaid losses and LAE are subject to trends in claim severity and frequency and are continually reviewed. As part of the process, the Company reviews historical data and considers various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and LAE. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Losses and LAE ceded to or recovered from reinsurers are recorded as a reduction to losses and LAE on the consolidated statement of income.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company receives ceding commissions from ceding gross written premiums to a third-party reinsurer under one flood quota share reinsurance contract. The ceding commissions represent the reimbursement of the Company’s policy acquisition, underwriting and other operating expenses. Ceding commissions received cover a portion of premium taxes and agent commissions capitalized by the Company and a portion of non-capitalized acquisition costs and other underwriting expenses. Ceding commissions are recognized to income on a pro-rata basis over the terms of the policies reinsured, the amount of which is included in policy acquisition and other underwriting expenses in the 2017 consolidated statement of income. The unearned portion of ceding commissions that represents recovery of capitalized acquisition costs is classified as a reduction of deferred policy acquisition costs whereas the remaining unearned balance is classified as deferred revenue in other liabilities.

Reinsurance Recovered in Advance on Unpaid Losses. Reinsurance recovered in advance on unpaid losses represents cash received in advance from reinsurers under reinsurance contracts to reimburse the Company’s losses and LAE. The Company is contractually permitted to apply these funds to offset the paid portion of reinsurance recoverable only.

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies and is included in gross premiums earned. Unearned premiums represent the portion of the premiums attributable to the unexpired policy term. The Company reviews its policy detail and establishes an allowance for any amount outstanding for more than 90 days. As of December 31, 2017 and 2016, there was no allowance required.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2017, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2017 and 2016. Fair values for securities or financial instruments are based on the framework for measuring fair value established by U.S. GAAP (see Note 7 — “Fair Value Measurements”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards to employees is generally recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company’s restricted stock awards include service and market conditions. As a result, restricted stock grants with market conditions are expensed over the derived service period for each separately vesting tranche. Compensation expense related to all awards is included in general and administrative personnel expenses. The Company receives a windfall tax benefit for certain stock option exercises during the period of exercise and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. The Company recognizes tax windfalls and shortfalls in the consolidated statement of income. Prior to January 1, 2017, the windfall tax benefit was recognized in additional paid-in-capital in the consolidated statements of stockholders’ equity whereas the shortfall was charged to additional paid-in-capital to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. For 2016, all shortfall amounts were charged to additional paid-in-capital with no additional income tax expense recognized for these shortfalls.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Basic and diluted earnings (loss) per common share. Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. In addition, the intrinsic value of restricted stock declines when the Company experiences operating losses. As a result, holders of the Company’s restricted stock are allocated a proportional share of net income and loss determined by dividing total weighted-average shares of restricted stock by the sum of total weighted-average common shares and shares of restricted stock (the “two-class method”). Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. During loss periods, common stock equivalents such as stock options and convertible debt are excluded from the calculation of diluted loss per share, as the inclusion would have an anti-dilutive effect. See Note 18 — “Earnings Per Share” for potentially dilutive securities at December 31, 2017, 2016 and 2015.

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

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. For example, certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits, which were previously reported in other operating expenses totaling $7,163 and $8,136 for the years ended December 31, 2016 and 2015, respectively, were reclassified to general and administrative personnel expenses to conform with the 2017 presentation.

Note 3 — Recent Accounting Pronouncements

Accounting Standards Update No. 2017-09. In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an application of modification accounting. ASU 2017-09 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted. This guidance will impact the Company’s accounting for any future modification of its existing share-based awards.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Standards Update No. 2017-08. In March 2017, the FASB issued Accounting Standards Update No. 2017-08 (“ASU 2017-08”), Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, this update shortens the amortization period of certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for the Company beginning with the first quarter of 2019. Early adoption is permitted. The Company does not anticipate significant impact from this guidance.

Accounting Standards Update No. 2017-05. In February 2017, the FASB issued Accounting Standards Update No. 2017-05 (“ASU 2017-05”), Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. In addition, ASU 2017-15 eliminates the exception in the financial asset guidance for transfers of investments including equity method investments in real estate entities and supersedes the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest subsection (Topic 845). ASU 2017-05 is effective for the Company beginning with the first quarter of 2018. The Company does not anticipate significant impact from this guidance.

Accounting Standards Update No. 2017-03. In January 2017, the FASB issued Accounting Standards Update No. 2017-03 (“ASU 2017-03”), Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323), which adds and amends SEC paragraphs pursuant to SEC Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force meetings. The announcement made at the September 22, 2016 meeting provides the SEC staff view on the disclosure of the impact that recently issued accounting standards will have on a public entity’s financial statements when the standards are adopted in a future period. This announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) and any subsequent amendments to guidance in the ASUs that are issued prior to the adoption of the aforementioned ASUs.

Accounting Standards Update No. 2017-01. In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. If the screen is not met, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business. ASU 2017-01 is effective for the Company beginning with the first quarter of 2018. Early adoption is permitted under certain circumstances. When adopted, this guidance will impact how the Company determines whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. The Company elected to adopt this standard in the fourth quarter of 2017.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Standards to be Adopted in Fiscal Year 2018

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement – Reporting Comprehensive Income (Topic 220), primarily allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. Early adoption is permitted. The Company elected to early adopt this standard in the first quarter of 2018, which has no impact to the Company’s financial position.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments – Overall (Subtopic 825-10), primarily requiring all equity investments other than those accounted for under the equity method of accounting or those that result in consolidation of the investee to be measured at fair value with changes in the fair value recognized through net income. The application of ASU 2016-01 could cause the Company to experience significant volatility in earnings. Under current accounting policy, the Company recognizes unrealized holding gains and losses on available-for-sale equity securities in stockholders’ equity as a component of accumulated other comprehensive income. In the year of adoption, the unrealized holding gains and losses of available-for-sale equity securities reported in accumulated other comprehensive income at December 31, 2017 will be reclassified to beginning retained income. Any subsequent changes in fair value will be recognized in the consolidated statement of income. In addition, the classification of the Company’s equity securities with readily determinable fair values as “available-for-sale” in the consolidated balance sheet and related disclosures will be eliminated.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 — Investments

a) Available-for-Sale Securities

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At December 31, 2017 and 2016, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2017
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$42,313	$1	$(287)	$42,027
Corporate bonds	106,897	1,110	(904)	107,103
State, municipalities, and political subdivisions	78,954	1,816	(75)	80,695
Exchange-traded debt	7,666	197	(204)	7,659

Total	235,830	3,124	(1,470)	237,484
Equity securities	53,132	6,280	(501)	58,911

Total available-for-sale securities	$288,962	$9,404	$(1,971)	$296,395

As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$1,975	$—	$(36)	$1,939
Corporate bonds	75,538	607	(1,641)	74,504
State, municipalities, and political subdivisions	78,018	776	(488)	78,306
Exchange-traded debt	11,463	36	(237)	11,262
Redeemable preferred stock	237	3	(3)	237

Total	167,231	1,422	(2,405)	166,248
Equity securities	47,750	5,769	(484)	53,035

Total available-for-sale securities	$214,981	$7,191	$(2,889)	$219,283

At December 31, 2017, fixed-maturity securities included $249 of U.S. Treasury securities related to a statutory deposit held in trust for the South Carolina Director of Insurance.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2017 and 2016 are as follows:

	December 31,
	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$35,386	$35,364	$2,656	$2,662
Due after one year through five years	116,575	115,766	49,915	50,023
Due after five years through ten years	57,415	58,984	90,360	89,332
Due after ten years	26,454	27,370	24,300	24,231

	$235,830	$237,484	$167,231	$166,248

Sales of Available-for-Sale Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Year ended December 31, 2017
Fixed-maturity securities	$31,759	$2,176	$(181)

Equity securities	$42,657	$3,882	$(1,565)

Year ended December 31, 2016
Fixed-maturity securities	$40,454	$604	$(79)

Equity securities	$23,127	$2,656	$(580)

Year ended December 31, 2015
Fixed-maturity securities	$53,711	$253	$(470)

Equity securities	$25,695	$1,327	$(1,718)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Fixed-maturity Securities

For the year ended December 31, 2017, the Company recognized impairment losses of $428 related to the sale of four intent-to-sell fixed-maturity securities in the consolidated statement of income. For the year ended December 31, 2016, the Company recognized $1,565 of impairment losses on four fixed-maturity securities, representing $1,335 of additional losses recorded during the period and $230 of the net change recorded in other comprehensive income. For the year ended December 31, 2015, the Company recorded $705 of impairment losses on two fixed-maturity securities, of which $111 was considered other-than-temporarily impaired due to credit related losses, with the remaining amount of $594 related to non-credit factors.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income for available for sale fixed-maturity securities:

	2017	2016	2015
Balance at January 1	$475	$111	$—
Credit impairments on impaired securities	—	475	111
Additional credit impairments on previously impaired securities	—	293	—
Credit impaired security fully disposed of for which there was no prior intent or requirement to sell	(475)	(385)	—
Reduction due to increase in expected cash flows recognized over the remaining life of the previously impaired security	—	(19)	—

Balance at December 31	$—	$475	$111

During 2017, the Company sold two fixed-maturity securities with cumulative credit losses totaling $475. The decision to sell these securities before their maturity was primarily driven by the impact of the Tax Cut and Jobs Act signed into law in 2017. Of two fixed-maturity securities with credit related losses existing at December 31, 2015, one matured with full payment of principal and interest and one was sold due to uncertainties surrounding the issuer’s restructuring plan during 2016.

Equity Securities

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, the length of time each security has been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. At December 31, 2017, the Company had one equity security that was other-than-temporarily impaired. This compared with nine and 17 equity securities that were other-than-temporarily impaired at December 31, 2016 and 2015, respectively. The Company recognized impairment losses of $1,039, $917 and $4,570 in the consolidated statement of income for the years ended December 31, 2017, 2016 and 2015, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at December 31, 2017 and 2016, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2017	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$(246)	$40,587	$(41)	$1,938	$(287)	$42,525
Corporate bonds	(174)	40,627	(730)	30,563	(904)	71,190
State, municipalities, and political subdivisions	(30)	9,775	(45)	2,297	(75)	12,072
Exchange-traded debt	(203)	2,481	(1)	36	(204)	2,517

Total fixed-maturity securities	(653)	93,470	(817)	34,834	(1,470)	128,304
Equity securities	(449)	12,812	(52)	1,440	(501)	14,252

Total available-for-sale securities	$(1,102)	$106,282	$(869)	$36,274	$(1,971)	$142,556

At December 31, 2017, there were 135 securities in an unrealized loss position. Of these securities, 22 securities had been in an unrealized loss position for 12 months or longer.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

b) Trading Securities

At December 31, 2017, the cost, net unrealized gains, and estimated fair value of the Company’s trading equity securities were $953, $92, and $1,045, respectively. There were no investments in trading equity securities at December 31, 2016.

Sales of Trading Securities

Proceeds received, and the gross realized gains and losses from sales of trading equity securities, for the year ended December 31, 2017 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Year ended December 31, 2017
Equity securities	$2,625	$111	$(77)

The Company did not hold any trading equity securities during 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

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

	December 31, 2017			December 31, 2016
Investment Strategy	Carrying Value	Unfunded Balance	(%)(a)	Carrying Value	Unfunded Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$7,276	$5,505	15.37	$6,246	$6,428	16.50
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	7,951	1,745	1.76	7,358	1,360	1.76
Maximum long-term capital appreciation through long and short positions in equity and/or debt securities of publicly traded U.S. and non-U.S. issuers, derivative instruments and certain other financial instruments. (f)	—	—	—	11,333	—	66.58
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(g)(h)	7,509	2,512	0.18	4,326	5,766	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(i)(j)	448	4,566	0.47	—	—	—

Total	$23,184	$14,328		$29,263	$13,554

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a 10-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is March 31, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	The withdrawal was effective on February 15, 2017. As a result, the Company’s investment in this limited partnership was terminated.
(g)	Expected to have a 10-year term and the capital commitment is expected to expire on June 30, 2020.
(h)	With the consent of a super majority of partners, the term of the fund may be extended for up to three additional one-year periods.
(i)	Expected to have a six-year term from the commencement date, which can be extended for up to two additional one-year periods with the consent of either the advisory committee or a majority of limited partners.
(j)	Unless extended or terminated for reasons specified in the agreement, the capital commitment is expected to expire on December 1, 2018.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Years Ended December 31,
	2017	2016	2015
Operating results:
Total income	$409,169	$310,998	$4,350
Total expenses	105,281	185,126	77,508

Net income (loss)	$303,888	$125,872	$(73,158)

	December 31,
	2017	2016
Balance Sheet:
Total assets	$4,381,321	$2,956,327
Total liabilities	$382,310	$63,813

For the years ended December 31, 2017 and 2016, the Company recognized net investment income of $2,334 and $1,207, respectively, for these investments. For the year ended December 31, 2015, the Company recognized net investment loss of $3,244. At December 31, 2017 and 2016, the Company’s cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $21,172 and $31,946, respectively, and the Company’s maximum exposure to loss aggregated $23,184 and $29,263, respectively.

During the year ended December 31, 2017, the Company received total cash distributions of $12,639, representing $11,758 of returned capital and $881 of return on investment. Included in the return of capital was $11,626 from one limited partnership the Company withdrew from in February 2017. During the year ended December 31, 2016, the Company received in cash $544 of return on investment. There was a return on investment of $12 received by the Company during the year ended December 31, 2015.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized its share of earnings or losses based on the respective partnership’s statement of income. The carrying value of these investments approximates the amount the Company expected to recover at December 31, 2017 and 2016.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has a 90% equity interest in FMKT Mel JV, LLC (“FMJV”), a Florida limited liability company treated as a joint venture under U.S. GAAP. FMJV is deemed a variable interest entity due to its lack of sufficient equity to finance its operations without direct or indirect additional financial support from parties to the joint venture. Although Melbourne FMA holds a majority interest in FMJV, certain major economic decisions specified in the agreement are not under Melbourne FMA’s control. As a result, Melbourne FMA is not the primary beneficiary and is not required to consolidate FMJV.

In January 2016, FMJV sold a portion of its outparcel land for gross proceeds of $829, of which $515 was used to repay a portion of the construction loan obtained for its real estate development project. FMJV recognized a $404 gain on the outparcel sale of which $383 was allocated to the Company in accordance with the profit allocation specified in the operating agreement. On December 15, 2016, FMJV distributed its entire equity interest in FMKT Mel Manager, LLC (“FMKT MGA”),

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

its wholly owned subsidiary, to Melbourne FMA and the other member, each of which received 90% and 10%, respectively. In addition to operating a retail shopping center business, FMKT MGA owned land which included two outparcels. Melbourne FMA accounted for this transaction as a business step acquisition using the fair value method and, as a result, recognized a $4,005 gain on remeasurement of previously held interest. The gain represented the difference between the fair value of the 90% equity interest and its carrying value under the equity method. The fair value of the equity interest was comprised of the fair value of FMKT MGA’s underlying assets primarily determined by an independent appraiser offset by the fair value of liabilities assumed on the date of distribution. Inputs used by the appraiser included, but were not limited to, information about market and surrounding environments, demographics, and the sale or rent of similar types of property within the vicinity. Due to their short-term nature, the carrying value of current assets and assumed liabilities, including a variable interest rate revolving credit line, approximated fair value. See Pineda Landings - Melbourne, Florida in Note 6 — “Business Acquisitions” for additional information.

In March 2017, FMJV sold a portion of its outparcel land for gross proceeds of $825 and recognized a $331 gain on sale of which $199 was allocated to the Company in accordance with the profit allocation specified in the operating agreement. During 2017, FMKT MGA was merged with Melbourne FMA, LLC.

At December 31, 2017 and 2016, the Company’s maximum exposure to loss relating to the variable interest entity was $1,304 and $2,102, respectively, representing the carrying value of the investment. At December 31, 2017, there was $0 of undistributed income from this equity method investment as compared with an undistributed loss, after an equity distribution, of $25 at December 31, 2016, the amounts of which were included in the Company’s consolidated retained income.

For the year ended December 31, 2017, the Company received a cash distribution of $564, representing a combined distribution of $147 in earnings and $417 in capital. The limited liability company members received no cash distributions during 2016 and 2015. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Years Ended December 31,
	2017	2016	2015
Operating results:
Total revenues	$331	$—	$118
Total expenses	483	—	257

Net loss	$(152)	$—	$(139)

The Company’s share of net loss (a)	$(234)	$—	$(125)

(a)	Included in net investment income in the Company’s consolidated statements of income. Gain from the sale of the outparcel during 2017 was allocated in accordance with the method specified in the operating agreement.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	December 31,
	2017		2016
Balance Sheet:
Construction in progress—real estate		$27	$334
Property and equipment, net		1,199	1,654
Cash		236	179
Other		5	180

Total assets		$1,467	$2,347

Accounts payable	$		$11
Other liabilities		18	—
Members’ capital		1,449	2,336

Total liabilities and members’ capital		$1,467	$2,347

Investment in unconsolidated joint venture, at equity*		$1,304	$2,102

*	Included the 90% share of FMKT Mel JV’s operating results.

FMJV’s assets at December 31, 2017 and 2016 included primarily three outparcels for sale or lease which have increased in value since the adjacent retail shopping center was completed. The Company determined that there was no impairment loss associated with these assets for the years ended December 31, 2017 and 2016. In the fourth quarter of 2017, FMJV decided to terminate its development plan for nearby land, thereby expensing $382 of deferred costs associated with the land feasibility study. The 2015 results reflected expenses incurred during the initial development stage. Because the Company expected to incur such expenses during development of the property and prior to its occupancy, the Company determined there was no impairment loss for the year ended December 31, 2015.

e) Real Estate Investments

Real estate investments include buildings with office and retail space for lease, outparcels, wet and dry boat storage, one restaurant, and two marinas. Real estate investments consist of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Land	$26,315	$17,592
Land improvements	9,904	9,336
Building	21,284	16,154
Tenant and leasehold improvements	1,204	872
Construction in progress*	—	3,404
Other	3,050	2,683

Total, at cost	61,757	50,041
Less: accumulated depreciation and amortization	(3,399)	(1,955)

Real estate investments	$58,358	$48,086

*	This project, which was developed by the Company’s consolidated variable interest entity, was completed in July 2017. The capitalized costs were reclassified to land, land improvement, and building.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On October 17, 2017, the Company, through a wholly owned subsidiary, acquired commercial real estate in Tampa, Florida for a purchase price of $9,100. The acquired assets primarily consisted of land, building and in-place lease agreements. The Company incurred approximately $115 of acquisition-related costs and accounted for this transaction as an asset acquisition in accordance with ASU 2017-01 which the Company early adopted in the fourth quarter of 2017. As a result, all transaction-related costs were allocated among the assets acquired. During 2016, the Company acquired properties through two business acquisitions. See Note 6 — “Business Acquisitions” for additional information. Depreciation and amortization expense related to real estate investments was $1,447, $531 and $370, respectively, for the years ended December 31, 2017, 2016 and 2015.

f) Consolidated Variable Interest Entity

The Company has a commercial property in Riverview, Florida. The development project of this property was completed in July 2017 through a limited liability company treated under U.S. GAAP as a joint venture in which the Company’s subsidiary had a controlling financial interest and, as a result, it was the primary beneficiary (See Note 27 — “Subsequent Events”). The real estate investments of this limited liability company primarily include a retail strip center with 8,400 square feet of net rentable space and an adjacent parcel of land which is currently leased in its entirety to a large gas station and convenience store chain. The following table summarizes the assets and liabilities related to this variable interest entity which are included in the accompanying consolidated balance sheets.

	December 31,
	2017	2016
Cash and cash equivalents	$—	$65
Construction in progress included in real estate investments	$—	$3,404
Real estate investments	$4,680	$—
Other assets	$152	$—
Accrued expenses	$21	$68
Other liabilities	$160	$11

g) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Available-for-sale securities:
Fixed-maturity securities	$5,689	$4,589	$3,935
Equity securities	3,318	3,452	3,710
Investment expense	(726)	(651)	(673)
Limited partnership investments	2,334	1,207	(3,244)
Real estate investments	(1,018)	(592)	(343)
Loss from unconsolidated joint venture	(234)	—	(125)
Cash and cash equivalents	2,069	1,036	661
Other	7	46	57

Net investment income	$11,439	$9,087	$3,978

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

At December 31, 2017, $87,092 or 34.1% of the Company’s cash and cash equivalents were deposited at three national banks and included $38,543 in three custodial accounts. At December 31, 2016, $203,139 or 72.6% of the Company’s cash and cash equivalents were deposited at three national banks and included $28,431 in three custodial accounts. At December 31, 2017 and 2016, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

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

	Year Ended December 31, 2017
	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$5,996	$2,313	$3,683
Other-than-temporary impairment loss	1,467	566	901
Call and repayment losses charged to investment income	14	5	9
Reclassification adjustment for realized gains	(4,346)	(1,676)	(2,670)

Total other comprehensive income	$3,131	$1,208	$1,923

	Year Ended December 31, 2016
	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$7,317	$2,823	$4,494
Other-than-temporary impairment loss	2,482	957	1,525
Call and repayment losses charged to investment income	20	8	12
Reclassification adjustment for realized gains	(2,601)	(1,004)	(1,597)

Total other comprehensive income	$7,218	$2,784	$4,434

	Year Ended December 31, 2015
	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized loss arising during the period	$(9,366)	$(3,613)	$(5,753)
Other-than-temporary impairment loss	4,681	1,806	2,875
Call and repayment losses charged to investment income	77	29	48
Reclassification adjustment for realized losses	608	235	373

Total other comprehensive loss	$(4,000)	$(1,543)	$(2,457)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 6 — Business Acquisitions

Sorrento Hills Village—Sorrento, Florida

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

Pineda Landings—Melbourne, Florida

With regard to the 90% equity interest in FMKT MGA distributed by FMJV as described in Investment in Unconsolidated Joint Venture in Note 4 — “Investments,” the transaction was accounted for as a business step acquisition resulting in the assets acquired and liabilities assumed being recorded at fair value. Immediately following FMJV’s distribution of the 90% equity interest, the Company elected to purchase the remaining 10% noncontrolling interest from the other member and pay $2,064 in cash in 2016, plus an additional $200 in January 2017 upon the execution of one lease agreement. The Company funded the consideration paid with $871 of its own cash and $1,193 of additional borrowing from FMKT MGA’s revolving credit facility.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The table below presents the fair values of the net assets acquired at the acquisition date:

Identifiable assets acquired and liabilities assumed:
Cash	$502
Land	2,857
Land improvements	4,671
Buildings	5,480
Intangibles	2,619
Tenant improvements	403
Building improvement	403
Other property and equipment	17
Other assets	940
Construction loan	(8,214)
Other liabilities	(550)

Total net assets acquired	9,128
Less: Carrying value of 90% equity method investment	(2,859)
Gain on remeasurement of previously held interest	(4,005)
Payable to the 10% joint venture partner	(200)

Cash paid to the 10% joint venture partner	$2,064

Subsequent to the acquisition date, the Company incurred an impairment loss of $388 in 2016 resulting from the write-down of lease intangibles and other assets associated with the unexpected closure of one tenant’s business at this property.

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

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

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

Revolving Credit Facility

The interest rate on the Company’s revolving credit facility was periodically adjusted based on the London Interbank Offered Rate plus a spread. As a result, its carrying value at December 31, 2016 approximated fair value. In February 2017, this credit facility was converted into a 3.95% three-year promissory note. See Note 13 — “Long-Term Debt” under 3.95% Promissory Note.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Long-term debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
8% Senior Notes	*	Closing price listed on the New York Stock Exchange
3.875% Convertible Senior Notes	2019	Quoted price at January 3, 2018; Discounted cash flow method/Level 3 inputs at December 31, 2016
4.25% Convertible Senior Notes	2037	Quoted price
3.95% Promissory Note	2020	Discounted cash flow method/Level 3 inputs
4% Promissory Note	2031	Discounted cash flow method/Level 3 inputs
3.75% Promissory Note	2036	Discounted cash flow method/Level 3 inputs

*	Redeemed on April 3, 2017.

Assets Measured at Estimated Fair Value on a Recurring Basis:

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2017 and 2016:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2017
Financial Assets:
Cash and cash equivalents	$255,884	$—	$—	$255,884

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	40,527	1,500	—	42,027
Corporate bonds	106,109	994	—	107,103
State, municipalities, and political subdivisions	—	80,695	—	80,695
Exchange-traded debt	7,659	—	—	7,659

Total fixed-maturity securities	154,295	83,189	—	237,484
Equity securities	58,911	—	—	58,911

Total available-for-sale securities	213,206	83,189	—	296,395

Trading equity securities	1,045	—	—	1,045

Total	$470,135	$83,189	$—	$553,324

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

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2017 and 2016.

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of December 31, 2017 and 2016:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2017
Financial Assets:
Limited partnership investments	$23,184	$—	$—	$23,184	$23,184
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$85,436	$—	$90,827	$—	$90,827
4.25% Convertible senior notes	126,454	—	124,444	—	124,444
3.95% Promissory note	9,270	—	—	7,894	7,894
4% Promissory note	8,206	—	—	7,820	7,820
3.75% Promissory note	8,469	—	—	9,227	9,227

Total long-term debt	$237,835	$—	$215,271	$24,941	$240,212

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2016
Financial Assets:
Limited partnership investments	$29,263	$—	$—	$29,263	$29,263
Financial Liabilities:
Revolving credit facility	$9,463	$—	$—	$9,463	$9,463
Long-term debt:
8% Senior notes	$39,448	$—	$41,618	$—	$41,618
3.875% Convertible senior notes	81,988	—	—	84,696	84,696
4% Promissory note	8,660	—	—	8,664	8,664
3.75% Promissory note	8,767	—	—	8,506	8,506

Total long-term debt	$138,863	$—	$41,618	$101,866	$143,484

Note 8 — Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2017	2016
Beginning balance	$16,639	$18,602
Policy acquisition costs deferred	35,736	35,905
Amortization	(35,663)	(37,868)

Ending balance	$16,712	$16,639

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2017, 2016 and 2015 was $35,663, $37,868 and $36,224, respectively.

Note 9 — Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2017	2016
Land	$1,642	$1,642
Building	7,952	7,932
Computer hardware and software	3,964	2,294
Office furniture and equipment	2,014	1,940
Tenant and leasehold improvements	3,320	3,250
Other	1,387	940

Total, at cost	20,279	17,998
Less:accumulated depreciation and amortization	(7,814)	(6,624)

Property and equipment, net	$12,465	$11,374

Depreciation and amortization expense under property and equipment was $1,237, $1,272 and $1,338, respectively, for the years ended December 31, 2017, 2016 and 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 10 — Intangible Assets, net

The Company’s intangible assets, net consist of the following:

	December 31,
	2017	2016
Anchor tenants relationships	$1,761	$1,761
In-place leases	3,806	3,214

Total, at cost	5,567	4,975
Less: accumulated amortization	(572)	(76)

Intangible assets, net	$4,995	$4,899

Recognized with the 2017 acquisition of commercial real estate described in Real Estate Investments in Note 4 — “Investments” was $636 of in-place leases. In connection with the 2016 business acquisitions described in Note 6 — “Business Acquisitions,” the Company recognized $5,199 of intangible assets. For the years ended December 31, 2017 and 2016, amortization expense associated with intangible assets was $503 and $77, respectively. The remaining weighted-average amortization period as of December 31, 2017 was 17.3 years and 11.4 years for anchor tenants relationships and in-place leases, respectively, or 13.3 years in aggregate.

Amortization expense for intangible assets after December 31, 2017 is as follows:

Year	Amount
2018	$604
2019	604
2020	597
2021	493
2022	419
Thereafter	2,278

Total	$4,995

Note 11 — Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2017	2016
Benefits receivable related to retrospective reinsurance contracts	$2,393	$5,810
Prepaid expenses	1,741	1,581
Lease acquisition costs, net	723	641
Restricted cash	809	600
Other	4,884	2,710

Total other assets	$10,550	$11,342

During 2017, benefits receivable related to retrospective reinsurance contracts were adjusted due to the impact from Hurricane Irma. See Note 14 — “Reinsurance.”

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 12 — Revolving Credit Facility

In connection with FMJV’s December 15, 2016 distribution of its 90% ownership interest in FMKT MGA as described in Investment in Unconsolidated Joint Venture in Note 4 — “Investments,” the Company assumed a liability to repay $8,214 under a secured credit agreement. The agreement provided that the Company could borrow up to $9,550, which was guaranteed by Greenleaf Capital and collateralized primarily by the retail shopping center in Melbourne, Florida. The credit agreement bore interest at a rate equal to LIBOR plus 2.7% per annum and had an initial maturity date of February 27, 2017. The Company had an option to convert the outstanding balance at the initial maturity date into a three-year mortgage loan payable in 36 monthly installments at a fixed interest rate. On December 15, 2016, the Company drew an additional $1,193 from this credit line, which was used towards the purchase of the 10% noncontrolling interest as described in Pineda Landings—Melbourne, Florida in Note 6 — “Business Acquisitions.” At December 31, 2016, the loan balance totaled $9,463, which was included in other liabilities in the Company’s 2016 consolidated balance sheet. For the year ended December 31, 2016, interest expense for this revolving credit facility totaled $235, of which $11 related to the period from December 15 to 31, 2016.

In February 2017, the Company exercised the conversion option under the credit agreement. See 3.95% Promissory Note in Note 13 – “Long-Term Debt” for additional information.

Note 13 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2017	2016
8% Senior Notes, redeemed in April 2017	$—	$40,250
3.875% Convertible Senior Notes, due March 15, 2019	89,990	89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	—
3.95% Promissory note, due through February 17, 2020	9,360	—
4% Promissory note, due through February 1, 2031	8,348	8,821
3.75% Promissory note, due through September 1, 2036	8,613	8,924

Total principal amount	260,061	147,985
Less: unamortized discount and issuance costs	(22,226)	(9,122)

Total long-term debt	$237,835	$138,863

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of December 31, 2017, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Year
2018	$1,049
2019	91,081
2020	9,761
2021	916
2022	144,702
Thereafter	12,552

Total	$260,061

Information with respect to interest expense related to long-term debt is as follows:

	Years Ended December 31,
	2017	2016	2015
Interest Expense:
Contractual interest	$10,424	$7,315	$7,211
Non-cash expense (a)	6,404	3,529	3,543
Capitalized interest (b)	(61)	—	—

Total	$16,767	$10,844	$10,754

(a)	Represents amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project in Riverview, Florida which is intended for lease.

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

The Convertible Senior Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. These Convertible Senior Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Convertible Senior Notes provide no protection to the note holders in the event of a fundamental change or other corporate transaction involving the Company except those described in each respective

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

indenture. These Convertible Senior Notes do not require a sinking fund to be established for the purpose of redemption. In conjunction with the issuances of the Convertible Senior Notes, the Company entered into prepaid share repurchase forward contracts and share repurchase agreements providing for the repurchase of shares of the Company’s common stock. See Note 19 — “Stockholders’ Equity” under Share Repurchase Agreements and Prepaid Share Repurchase Forward Contracts for additional information.

The following table summarizes information regarding the equity and liability components of the Convertible Senior Notes:

	December 31,
	2017	2016
Principal amount	$233,740	$89,990
Unamortized discount	(17,354)	(6,795)

Liability component – net carrying value before issuance costs	$216,386	$83,195

Equity component – conversion, net of offering costs	$31,051	$15,900

Embedded Conversion Feature

The conversion feature of these Convertible Senior Notes is subject to conversion rate adjustments upon the occurrence of specified events (including payment of dividends above a specified amount) but will not be adjusted for any accrued and unpaid interest.

3.875% Convertible Notes. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate of the 3.875% Convertible Notes. Accordingly, as of December 31, 2017, the conversion rate of the Company’s 3.875% Convertible Notes was 16.2172 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.66 per share.

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

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2017, none of the conditions allowing the holders of either class of the Convertible Senior Notes to convert had been met.

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

The effective interest rates for the 3.875% Convertible Notes and the 4.25% Convertible Notes, taking into account both cash and non-cash components, approximate 8.3% and 7.6%, respectively. Had a 20-year term been used for the amortization of the liability component and issuance costs of the 4.25% Convertible Notes, the annual effective interest rate charged to earnings would have been decreased to approximately 5.4%. As of December 31, 2017, the remaining amortization periods of the debt discounts were expected to be 1.2 years for the 3.875% Convertible Notes and 4.2 years for the 4.25% Convertible Notes.

8% Senior Notes

On April 3, 2017, the Company redeemed its 8% publicly traded, unsecured senior notes which had unamortized debt issuance costs of $743 at par for $40,805, including accrued and unpaid interest of $555. For the year ended December 31, 2017, the Company recognized a loss of $743 associated with the early extinguishment of this debt. The redemption was funded by the net proceeds from the issuance of the 4.25% Convertible Senior Notes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

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

3.75% Promissory Note

In connection with the business acquisition described in Note 6 — Business Acquisitions, Sorrento PBX, LLC entered into a 20-year secured loan agreement for gross proceeds of $9,000. The loan proceeds were used to finance the acquisition. The loan bears a fixed annual interest rate of 3.75% and is collateralized by the acquired property and the assignment of associated lease agreements. Approximately $53 of principal and interest is payable in 240 monthly installments. The promissory note may be repaid in full after September 1, 2017 as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement. In addition, the lender may require full payment of the outstanding principal and unpaid interest on September 1, 2031 provided a written notice of its intention to call the note is given at least six months in advance.

4% Promissory Note

On January 14, 2016, HCPCI Holdings, LLC, a subsidiary of the Company, entered into a 15-year secured loan agreement for proceeds of $9,200. The loan is collateralized by the Company’s Tampa, Florida real estate, which is owned by HCPCI Holdings, and the lease agreements associated with this property. The loan bears a fixed annual interest rate of 4%. Approximately $68 of principal and interest is payable in 180 monthly installments. The promissory note may be repaid in full after February 1, 2017 as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement. The proceeds were used for real estate development projects or other general business purposes.

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

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Years Ended December 31,
	2017	2016	2015
Premiums Written:
Direct	$346,188	$352,803	$393,009
Assumed	1,158	14,388	3,329

Gross written	347,346	367,191	396,338
Ceded	(133,635)	(135,051)	(140,614)

Net premiums written	$213,711	$232,140	$255,724

Premiums Earned:
Direct	$347,235	$372,699	$360,878
Assumed	11,018	5,979	62,242

Gross earned	358,253	378,678	423,120
Ceded	(133,635)	(135,051)	(140,614)

Net premiums earned	$224,618	$243,627	$282,506

During the year ended December 31, 2017, ceded losses of $214,082 were recognized as a reduction in losses and LAE, $7,400 of which related to Oxbridge Reinsurance Limited, a related party. The reduction in 2017 was primarily related to Hurricane Irma which made landfall in the Florida peninsula and caused significant property damages across the region. During the years ended December 31, 2016 and 2015, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At December 31, 2017 and 2016, there were 37 and 35 reinsurers, respectively, participating in the Company’s reinsurance program. Amounts receivable with respect to reinsurers at December 31, 2017 and 2016 were $103,104 and $0, respectively. Approximately 29.7% of the reinsurance recoverable balance at December 31, 2017 was concentrated in two reinsurers. Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of December 31, 2017. The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2017, 2016 and 2015 was 4.9%, 2.5%, and 22.0%, respectively.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in a profit commission in the event losses are minimal or zero. Due to the losses incurred by Hurricane Irma, the balances of previously accrued benefits and deferred reinsurance premiums were adjusted with the changes recognized in the consolidated statement of income as additional ceded premiums.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the year ended December 31, 2017, the Company recognized net premiums ceded of $5,740, related to these adjustments. Included in these amounts attributable to the Company’s contract with Oxbridge for the year ended December 31, 2017 were $933. In contrast, these adjustments were reflected as a net reduction in premiums ceded of $12,677 and $18,322 for the years ended December 31, 2016 and 2015, respectively, of which $1,929 and $2,797 related to the Company’s contract with Oxbridge. In June 2016, the Company received a total of $37,800 in cash benefits related to two retrospective reinsurance contracts that terminated May 31, 2016 of which $7,560 was received from Oxbridge. In September 2016, the Company received the final cash payment of $5,716 under the terms of the remaining retrospective reinsurance contract which terminated May 31, 2016.

In addition, these adjustments are reflected in other assets and prepaid reinsurance premiums. At December 31, 2017 and 2016, other assets included $2,393 and $5,810, respectively, of which $479 and $1,043 related to the contract with Oxbridge and prepaid reinsurance premiums included $0 and $2,152, respectively, of which $0 and $338 related to the contract with Oxbridge. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Note 15 — Losses and Loss Adjustment Expenses

The liability for losses and LAE is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported. See Loss and Loss Adjustment Expenses in Note 2 — “Summary of Significant Accounting Policies.”

The Company currently writes insurance in the state of Florida, which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s quarterly results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Gross balance, beginning of year	$70,492	$51,690	$48,908

Incurred, net of reinsurance, related to:
Current year	146,922	104,128	78,325
Prior years	18,707	20,539	8,899

Total incurred, net of reinsurance	165,629	124,667	87,224

Paid, net of reinsurance, related to:
Current year	(87,770)	(64,812)	(51,095)
Prior years	(50,533)	(41,053)	(33,347)

Total paid, net of reinsurance	(138,303)	(105,865)	(84,442)

Net balance, end of year	97,818	70,492	51,690
Add: reinsurance recoverable	100,760	—	—

Gross balance, end of year	$198,578	$70,492	$51,690

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the year ended December 31, 2017, the Company incurred $267,000 of estimated gross losses or approximately $54,000 of estimated net losses related to Hurricane Irma and experienced unfavorable development of $18,715, of which $17,869 pertains to claims in the 2015 and 2016 loss years. The 2017 prior year development was driven by approximately $16,200 of continued reserve strengthening in response to trends involving assignment of insurance benefits and litigation and a $2,500 increase in 2016 loss reserves related to Hurricane Matthew.

The following is information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2015 to 2012 is presented as supplementary information and is unaudited.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Multi-peril and Dwelling Fire Insurance (a)

							As of December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (Not in Dollar Amounts)(b)
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017
2012	$66,425	$62,742	$64,083	$66,505	$67,058	$66,465	$155	6,617
2013	—	67,579	69,932	69,906	72,020	71,604	540	7,003
2014	—	—	75,810	81,773	84,917	88,054	2,350	7,649
2015	—	—	—	78,017	90,902	96,173	4,398	7,627
2016	—	—	—	—	81,446	90,878	12,840	6,863
2017	—	—	—	—	—	91,443	37,388	5,325

				Total		$504,617

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017
2012	$36,914	$53,225	$59,041	$62,836	$64,667	$65,903
2013	—	40,240	57,374	64,257	68,106	70,224
2014	—	—	47,650	68,897	77,712	82,463
2015	—	—	—	50,939	76,042	87,784
2016	—	—	—	—	51,663	73,037
2017	—	—	—	—	—	43,039

				Total		$422,450

	All outstanding liabilities before 2012, net of reinsurance					538

	Liabilities for losses and loss adjustment, net of reinsurance					$82,705

(a)	Excludes losses from Wind-only insurance (2012 through 2017), any hurricane event prior to 2017 and Hurricane Irma (2017).
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Wind-only Insurance (a)*

							As of December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (Not in Dollar Amounts)(b)
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017
2015	$—	$—	$—	$308	$401	$569	$2	100
2016	—	—	—	—	1,005	1,314	41	228
2017	—	—	—	—	—	1,528	866	144

				Total		$3,411

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017
2015	$—	$—	$—	$156	$332	$464
2016	—	—	—	—	689	1,155
2017	—	—	—	—	—	484

				Total		$2,103

	All outstanding liabilities before 2012, net of reinsurance					—

	Liabilities for losses and loss adjustment, net of reinsurance					$1,308

*	The Company began writing Homeowners Wind-only insurance in 2015.
(a)	Excludes losses from multi-peril and dwelling fire insurance (2012 through 2017), any hurricane event prior to 2017 and Hurricane Irma (2017).
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Any Hurricane Event prior to 2017

							As of December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (Not in Dollar Amounts)(b)
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017
2016	$—	$—	$—	$—	$21,414	$24,126	$3,435	2,410
2017	—	—	—	—	—	171	—	113

				Total		$24,297

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017
2016	$—	$—	$—	$—	$12,227	$20,025
2017	—	—	—	—	—	163

				Total		$20,188

	All outstanding liabilities before 2012, net of reinsurance					—

	Liabilities for losses and loss adjustment, net of reinsurance					$4,109

(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Hurricane Irma (2017)

							As of December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (Not in Dollar Amounts)(b)
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017
2017	$—	$—	$—	$—	$—	$53,430	$9,614	17,862

				Total		$53,430

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017
2017	$—	$—	$—	$—	$—	$43,742

				Total		$43,742

	All outstanding liabilities before 2012, net of reinsurance					—

	Liabilities for losses and loss adjustment, net of reinsurance					$9,688

(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

December 31, 2017
Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$82,705
Homeowners Wind-only insurance	1,308
Losses specific to any hurricane prior to 2017	4,109
Losses specific to Hurricane Irma (2017)	9,688
Other short-duration insurance lines	8

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	97,818

Reinsurance recoverables	100,760

Total gross liability for unpaid losses and loss adjustment expenses	$198,578

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2017:

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6
Homeowners multi-peril and dwelling fire insurance	53.8%	24.4%	10.1%	5.5%	2.9%	1.9%
Homeowners Wind-only insurance	37.2%	33.2%	8.7%	*	*	*
Losses specific to any hurricane prior to 2017	51.0%	32.3%	—	—	—	—
Losses specific to Hurricane Irma (2017)	81.9%	—	—	—	—	—

*	The Company began writing Homeowners Wind-only insurance in 2015.

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

Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance division are grouped together into one reportable segment under insurance operations. For the years ended December 31, 2017, 2016 and 2015, revenues from the Company’s insurance operations before intracompany elimination represented 96.2%, 95.5% and 97.5%, respectively, of total revenues of all operating segments. At December 31, 2017, 2016 and 2015, insurance operations’ total assets represented 87.1%, 87.9% and 91.8%, respectively, of the combined assets of all operating segments. See Note 1 — “Nature of Operations” for a description of the Company’s insurance operations. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2017	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$224,618	$—	$—	$—	$224,618
Net investment income	9,898	6	2,974	(1,439)	11,439
Net realized investment gains	3,978	—	368	—	4,346
Net unrealized investment gains	—	—	92	—	92
Net other-than-temporary impairment losses	(1,258)	—	(209)	—	(1,467)
Policy fee income	3,622	—	—	—	3,622
Other	693	7,046	4,417	(10,400)	1,756

Total revenue	241,551	7,052	7,642	(11,839)	244,406

Expenses:
Losses and loss adjustment expenses	165,629	—	—	—	165,629
Amortization of deferred policy acquisition costs	35,663	—	—	—	35,663
Interest expense	—	1,250	15,704	(187)	16,767
Loss on repurchases of senior notes	—	—	743	—	743
Depreciation and amortization	128	2,121	939	(1,950)	1,238
Other	27,547	4,022	18,123	(9,702)	39,990

Total expenses	228,967	7,393	35,509	(11,839)	260,030

Income (loss) before income taxes	$12,584	$(341)	$(27,867)	$—	$(15,624)

Total revenue from non-affiliates(c)	$241,551	$5,525	$6,958

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2016	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$243,627	$—	$—	$—	$243,627
Net investment income (loss)	8,440	18	1,162	(533)	9,087
Net realized investment gains	2,450	—	151	—	2,601
Net other-than-temporary impairment losses	(2,467)	—	(15)	—	(2,482)
Policy fee income	3,914	—	—	—	3,914
Gain on repurchases of convertible senior notes	—	—	153	—	153
Gain on bargain purchase	—	2,071	—	—	2,071
Gain on remeasurement of previously held interest	—	4,005	—	—	4,005
Other	684	4,505	4,104	(7,823)	1,470

Total revenue	256,648	10,599	5,555	(8,356)	264,446

Expenses:
Losses and loss adjustment expenses	124,667	—	—	—	124,667
Amortization of deferred policy acquisition costs	37,868	—	—	—	37,868
Interest expense	—	561	10,518	—	11,079
Depreciation and amortization	158	814	908	(608)	1,272
Other operating expenses	31,351	2,921	16,180	(7,748)	42,704

Total expenses	194,044	4,296	27,606	(8,356)	217,590

Income (loss) before income taxes	$62,604	$6,303	$(22,051)	$—	$46,856

Total revenue from non-affiliates(c)	$256,648	$9,072	$5,470

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2015	Insurance Operations	Real Estate(a)	Corporate/ Other(a)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$282,506	$—	$—	$—	$282,506
Net investment income (loss)	6,841	5	(1,971)	(897)	3,978
Net realized investment (losses) gains	(716)	—	108	—	(608)
Net other-than-temporary impairment losses	(4,606)	—	(75)	—	(4,681)
Policy fee income	3,496	—	—	—	3,496
Other	564	4,095	3,209	(6,607)	1,261

Total revenue	288,085	4,100	1,271	(7,504)	285,952

Expenses:
Losses and loss adjustment expenses	87,224	—	—	—	87,224
Amortization of deferred policy acquisition costs	36,224	—	—	—	36,224
Interest expense	—	15	10,739	—	10,754
Depreciation and amortization	185	603	920	(370)	1,338
Other operating expenses	30,665	2,822	17,867	(7,134)	44,220

Total expenses	154,298	3,440	29,526	(7,504)	179,760

Income (loss) before income taxes	$133,787	$660	$(28,255)	$—	$106,192

Total revenue from non-affiliates(c)	$288,085	$2,612	$1,104

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	December 31,
	2017	2016
Segment:
Insurance Operations	$652,754	$651,927
Real Estate Operations	80,152	71,226
Corporate and Other	127,822	45,623
Consolidation and Elimination	(18,464)	(98,712)

Total assets	$842,264	$670,064

Note 17 — Income Taxes

A summary of income tax expense is as follows:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(3,933)	$14,918	$34,768
State	34	2,666	5,856
Foreign	81	96	68

Total current taxes	(3,818)	17,680	40,692

Deferred:
Federal	(4,144)	182	(275)
State	(757)	(9)	(46)
Foreign	(12)	(18)	(40)

Total deferred taxes	(4,913)	155	(361)

Income tax (benefit) expense	$(8,731)	$17,835	$40,331

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$(5,468)	35.0	$16,395	35.0	$37,167	35.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefits	(657)	4.2	1,710	3.6	3,783	3.6
Effects of tax rate changes	(1,400)	9.0	—	—	—	—
Share-based compensation	(705)	4.5	—	—	—	—
Other	(501)	3.2	(270)	(0.5)	(619)	(0.6)

Income tax (benefit) expense	$(8,731)	55.9	$17,835	38.1	$40,331	38.0

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax returns filed for the years ending December 31, 2016, 2015, and 2014 remain subject to examination by the Company’s major taxing jurisdictions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company elected to classify, if any, interest, and penalties arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no material amounts of interest or penalties for the years ended December 31, 2017, 2016 and 2015.

In July 2017, the Company received notice from the Internal Revenue Service stating the Company’s 2015 federal income tax return would be examined. The examination is currently in the process of gathering information.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was passed and signed into law. Key components of the 2017 Tax Act are: a permanent reduction to the federal corporate income tax rate from a bracket system with a top tax rate of 35% to a flat rate of 21% beginning on January 1, 2018; implementation of a territorial tax system; an amendment to Internal Revenue Code Section 965 that requires U.S. shareholders (10% or greater) of controlled foreign corporations and other specified foreign corporations to include in income, for the last taxable year of such foreign corporation beginning before January 1, 2018, such U.S. shareholder’s pro rata share of a deemed repatriation amount; and changes to carryback and carryforward rules for net operating losses arising after December 31, 2017. Under U.S. GAAP, the tax effects of changes in tax laws or rates need to be recognized in the period in which the law is enacted. On the same day of the passing and enactment of the 2017 Tax Act, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company used estimates with regard to several gross temporary book and tax differences, including depreciable assets, deductions for loss reserves and income from limited partnership interests in measuring provisional tax effects. The ultimate outcome may materially differ from these provisional amounts due to, among other things, changes in interpretations and assumptions, and additional regulatory guidance. The Company expects to finalize the accounting for the tax effects when the 2017 U.S. corporate income tax return is filed in October 2018. For the year ended December 31, 2017, the Company recognized a provisional $1,400 tax benefit related to net deferred tax liabilities due to the lower future corporate income tax rates enacted by the 2017 Tax Act in the Company’s consolidated statement of income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Unearned premiums	$5,753	$9,331
Other-than-temporary impairment losses	386	1,246
Losses and loss adjustment expenses	3,154	986
Organizational costs	90	61
Stock-based compensation	2,455	3,388
Accrued expenses	—	35
Unearned revenue	339	489
State net operating losses	333	—
State capital loss carryforwards	175	65
Bad debt reserve	2	3

Total deferred tax assets	12,687	15,604

Deferred tax liabilities:
Property and equipment	(1,517)	(1,857)
Intangible assets	(1,541)	(1,890)
Deferred policy acquisition costs	(4,365)	(6,601)
Unrealized net gain on available-for-sale securities	(1,907)	(1,659)
Basis difference related to partnership investments	(599)	(5)
Basis difference related to convertible senior notes	(4,099)	(2,519)
Prepaid expenses	(312)	(412)
Accrued expenses	(37)	—
Other	(200)	(411)

Total deferred tax liabilities	(14,577)	(15,354)

Net deferred tax (liabilities) assets	$(1,890)	$250

The Company has a state net operating loss carryforward of $7,665 for the 2017 tax year which will expire on December 31, 2037. In addition, the Company has state capital loss carryforwards of $1,926 and $1,826 for the 2016 and 2015 tax years, respectively. The 2015 capital loss carryforward is available for tax years up to and including the 2020 tax year. The 2016 capital loss carryforward is available for tax years up to and including the 2021 tax year.

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the deferred tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. Thus, the Company did not have a valuation allowance established as of December 31, 2017 or 2016.

The 2017 Tax Act implemented a mandatory one-time tax of eight percent on illiquid assets and 15.5% percent on cash and cash equivalents attributable to the accumulated earnings of controlled foreign companies and other specified foreign corporations on U.S. shareholders owning ten percent or greater of the foreign company. The Company has included this one-time federal income tax and the corresponding state taxes attributable to this deemed repatriation amount in the net income tax benefit for the year ended December 31, 2017. In addition to this mandatory one-time deemed repatriation, the 2017 Tax Act also implemented a territorial system which exempts U.S. corporations from U.S. taxes on most future foreign profits. Since all accumulated earnings of the Company’s

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

foreign subsidiary at December 31, 2017 will be subjected to federal and state income taxes as a result of the one-time mandatory deemed repatriation and all earnings of its foreign subsidiaries after December 31, 2017 will not be subject to U.S. income taxes, the Company will no longer be required to consider the establishment of a deferred tax liability related to the undistributed earnings of its foreign subsidiary.

Note 18 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted (loss) earnings per share during periods of net income (loss).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and fully diluted (loss) earnings per common share is presented below:

	(Loss) Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2017
Net loss	$(6,893)
Less: Loss attributable to participating securities	481

Basic and Diluted Loss Per Share:
Loss available to common stockholders*	$(6,412)	8,558	$(0.75)

* Stock options and convertible senior notes were excluded due to antidilutive effect.

Year Ended December 31, 2016
Net income	$29,021
Less: Income attributable to participating securities	(1,545)

Basic Earnings Per Share:
Income allocated to common stockholders	27,476	9,326	$2.95

Effect of Dilutive Securities:
Stock options	—	54
Convertible senior notes	4,244	1,493

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$31,720	10,873	$2.92

Year Ended December 31, 2015
Net income	$65,861
Less: Income attributable to participating securities	(3,398)

Basic Earnings Per Share:
Income allocated to common stockholders	62,463	9,602	$6.51

Effect of Dilutive Securities:
Stock options	—	102
Convertible senior notes	4,505	1,651

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$66,968	11,355	$5.90

(a) Shares in thousands.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 19 — Stockholders’ Equity

Common Stock

In December 2017, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. The repurchase plan allows the Company to repurchase shares from time to time through December 31, 2018. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice.

For each of the last two years, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the years ended December 31, 2017 and 2016, the Company repurchased and retired 433,175 and 643,703 shares, respectively, at weighted average prices per share of $34.94 and $31.07, respectively. The total costs of shares repurchased, inclusive of fees and commissions, during the years ended December 31, 2017 and 2016 were $15,155 and $20,026, respectively, or $34.98 and $31.11 per share, respectively.

Series B Junior Participating Preferred Share Purchase Right

In October 2013, the Company’s Board of Directors declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on November 15, 2013. Each Right entitled the common shareholder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $125.00 per one one-hundredth of such preferred share, subject to adjustment for certain events. The Right was intended to prevent any unsolicited takeover attempt that is unfair and unfavorable to the Company’s shareholders.

The Right would not be exercisable until ten days following a public announcement that a person or group had acquired beneficial ownership of 10% or more of the Company’s common stock or until ten business days after a person or group began a tender or exchange offer that would result in beneficial ownership of 10% or more of the Company’s common stock. The Right could be redeemed or exchanged by the Company for $0.001 per Right at any time until the Right’s expiration date on October 18, 2018. On April 18, 2017, the Company’s Board of Directors terminated the Company’s shareholder rights plan by amending the Right’s expiration date to April 18, 2017.

Share Repurchase Agreements

In conjunction with the issuance of the 4.25% Convertible Notes as described in Note 13 — “Long-Term Debt” under Convertible Senior Notes, the Company used $20,345 of the net proceeds to repurchase and retire an aggregate of 413,600 shares of its common stock at a price of $49.19 per share from institutional investors.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Prepaid Share Repurchase Forward Contracts

The Company has two outstanding prepaid share repurchase forward contracts, one of which was entered into with Deutsche Bank AG, London Branch in conjunction with the issuance of the 3.875% Convertible Notes. The other was entered into with Societe Generale in conjunction with the issuance of the 4.25% Convertible Notes as described in Note 13 — “Long-Term Debt” under Convertible Senior Notes. Both Deutsche Bank AG, London Branch and Societe Generale are considered forward counterparties. Under these forward contracts, the Company made initial upfront payments in exchange for the future deliveries of the Company’s common stock from the forward counterparties. Pursuant to the forward contract entered into in December 2013 with Deutsche Bank AG, London Branch, the Company prepaid $29,923 to repurchase 622,751 shares of the Company’s common stock, which shares will be delivered over a settlement period in 2019. Pursuant to the forward contract entered into in March 2017 with Societe Generale, the Company prepaid $9,400 of the net proceeds of the offering to repurchase 191,100 shares of the Company’s common stock, which shares will be delivered over a settlement period in 2022.

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

The Company determined that each forward contract does not meet the characteristics of a derivative instrument and, as such, the transaction resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted (loss) earnings per share.

Preferred Stock

Series A Cumulative Convertible Preferred Stock

As of December 31, 2017 and 2016, there were no Series A Cumulative Convertible Preferred Stock issued or outstanding.

Series B Junior Participating Preferred Stock (“Series B Preferred”)

In connection with the declaration of the Right dividends in 2013, the Company’s Board of Directors established and fixed the rights and preferences of the Series B Preferred. Of the authorized shares, the Company designated 400,000 shares as Series B Preferred. Each Series B Preferred will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per common share of the Company. In the event of liquidation, the holders of the Series B Preferred will be entitled to a minimum preferential

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per common share. Each Series B Preferred will have 100 votes per share, voting together as one class on all matters submitted to a vote of shareholders of the Company. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each Series B Preferred will be entitled to receive 100 times the amount received per common share. The aforementioned rights of Series B Preferred are protected by customary anti-dilution provisions. As of December 31, 2017 and 2016, there were no Series B Preferred issued or outstanding.

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

Note 20 — Stock-Based Compensation

Incentive Plan

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. With respect to the 2012 Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. On March 17, 2017, the Company’s board of directors amended the 2012 Omnibus Incentive Plan and reduced the number of shares reserved under the plan from 5,000,000 shares to 3,000,000 shares. At December 31, 2017, there were 1,995,655 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the years ended December 31, 2017, 2016 and 2015 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	230,000	$3.00	3.0 years	$9,256

Exercised	(120,000)	$2.82

Outstanding at December 31, 2015	110,000	$3.19	2.3 years	$3,482

Exercised	(60,000)	$2.50

Outstanding at December 31, 2016	50,000	$4.02	2.3 years	$1,773

Granted	110,000	$40.00
Exercised	(30,000)	$2.50

Outstanding at December 31, 2017	130,000	$34.82	8.2 years	$472

Exercisable at December 31, 2017	20,000	$6.30	3.7 years	$472

The following table summarizes information about options exercised for the years ended December 31, 2017, 2016 and 2015 (option amounts not in thousands):

	2017	2016	2015
Options exercised	30,000	60,000	120,000
Total intrinsic value of exercised options	$1,319	$1,376	$4,551
Tax benefits realized	$509	$501	$1,697

During the year ended December 31, 2015, a total of 120,000 options were exercised, of which 30,000 options were net settled by surrender of 2,013 shares. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $306, $0 and $0, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $78, $0 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, there was $941 and $0, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.0 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the year ended December 31, 2017:

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

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	639,705	$28.33
Granted	83,260	$44.46
Vested	(59,695)	$30.13
Forfeited	(42,757)	$28.15

Nonvested at December 31, 2015	620,513	$30.33

Granted	142,440	$32.35
Vested	(47,152)	$42.27
Cancelled	(160,000)	$26.27
Forfeited	(13,298)	$39.06

Nonvested at December 31, 2016	542,503	$30.81

Granted	154,936	$42.92
Vested	(75,983)	$37.95
Forfeited	(23,766)	$36.32

Nonvested at December 31, 2017	597,690	$32.82

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $4,217, $4,198 and $5,212 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, there was approximately $9,101 and $7,531, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 32 months. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Deferred tax benefits recognized	$970	$1,619	$1,453
Tax benefits realized for restricted stock and paid dividends	$1,396	$140	$598
Fair value of vested restricted stock	$2,884	$1,993	$1,798

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During the years ended December 31, 2017, 2016 and 2015, no awards were issued with other than time-based vesting conditions.

Note 21 — Employee Benefit Plan

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2017, 2016 and 2015, the Company contributed approximately $560, $415 and $371, respectively, in matching contributions, which are included in general and administrative personnel expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. As of December 31, 2017 and 2016, the amounts accrued under the gratuity plan were $58 and $42, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans; the Provident Fund and the Employees State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $17, $14 and $9, respectively, for the years ended December 31, 2017, 2016 and 2015.

Note 22 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of December 31, 2017, the Company has contractual obligations related to three multi-year reinsurance contracts. Two of these contracts have effective dates of June 1, 2016 and the other has an effective date of July 1, 2017. These contracts may be cancelled only with the other party’s consent. The table below presents the future minimum aggregate premiums amount payable to the reinsurers.

Year
2018*	$21,792
2019*	2,392
2020*	1,196

Total	$25,380

*	Premiums payable after December 31, 2017 under one contract are estimated. See Note 14 — “Reinsurance” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Lease Commitments

The Company leases 15,000 square feet of office space in Noida, India. The lease has an initial term of nine years. The monthly rental payment, exclusive of applicable service tax, has increased by five percent every year since the end of the first year of the lease term. In addition, the Company had a lease for office space in Miami, Florida which expired February 28, 2018.

Provided the leases are not early terminated, minimum future rental payments under operating leases after December 31, 2017 are as follows:

Year	Amount
2018	$147
2019	142
2020	150
2021	157

Total minimum future payments	$596

Rental expense under all facility leases was $336, $333 and $304, respectively, during the years ended December 31, 2017, 2016 and 2015.

Service Agreement

In connection with the lease for office space in India as described in the “Lease Commitments” above, the Company signed a long-term contract with the landlord to receive maintenance and facility services. The agreement has the same initial term of nine years. The monthly payment, exclusive of applicable service tax, has also increased by five percent every year since the end of the first year of the lease term.

Provided the agreement is not early terminated, minimum future payments under the service agreement after December 31, 2017 are as follows:

Year	Amount
2018	$24
2019	26
2020	27
2021	28

Total minimum future payments	$105

Rental Income

The Company leases available space at the Company’s headquarters and at its various investment properties to non-affiliates at various terms. Expected annual rental income due under non-cancellable operating leases for all properties and other investments owned at December 31, 2017 is as follows:

Year	Amount
2018	$4,227
2019	4,073
2020	3,651
2021	3,048
2022	2,558
Thereafter	13,786

Total	$31,343

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for four limited partnership interests. At December 31, 2017, there was an aggregate unfunded balance of $14,328.

Note 23 — Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2017, 2016 and 2015.

	Three Months Ended
	03/31/17	06/30/17	09/30/17	12/31/17
Net premiums earned	$63,036	$61,847	$43,964	$55,771
Total revenue	67,713	67,580	47,490	61,623
Losses and loss adjustment expenses	25,529	27,665	89,231	23,204
Policy acquisition and other underwriting expenses	9,649	10,070	9,926	10,018
Interest expense	3,542	4,378	4,408	4,439
Total expenses	48,571	53,275	113,508	44,676
Income (loss) before income taxes	19,142	14,305	(66,018)	16,947
Net income (loss)	12,020	9,542	(40,546)	12,091
Comprehensive income (loss)	12,949	8,959	(38,792)	11,914
Earnings per share:
Basic	$1.27	$1.05	$(4.44)	$1.37
Diluted*	$1.15	$0.93	$(4.44)	$1.14

*	During the quarter ended September 30, 2017, the convertible senior notes and stock options were antidilutive.

	Three Months Ended
	03/31/16	06/30/16	09/30/16	12/31/16
Net premiums earned	$58,447	$58,528	$63,300	$63,352
Total revenue	60,747	61,520	69,808	72,371
Losses and loss adjustment expenses	27,080	26,272	25,909	45,406
Policy acquisition and other underwriting expenses	11,110	10,879	10,536	10,117
Interest expense	2,829	2,611	2,672	2,967
Total expenses	51,050	50,291	49,779	66,470
Income before income taxes	9,697	11,229	20,029	5,901
Net income	6,056	7,024	11,333	4,608
Comprehensive income	7,846	10,742	12,487	2,380
Earnings per share:
Basic	$0.60	$0.71	$1.17	$0.47
Diluted*	$0.60	$0.71	$1.10	$0.47

*	During the quarters ended March 31, 2016, June 30, 2016 and December 31, 2016, the convertible senior notes were antidilutive.

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

Note 24 — Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the Florida Business Corporation Act and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 2017, without prior regulatory approval, $95,310 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2018. The following briefly describes certain related and other requirements and restrictions imposed by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

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

The Code requires HCPCI to maintain capital and surplus equal to the greater of 10% of their respective liabilities or a statutory minimum as defined in the Code. TypTap, the Company’s insurance subsidiary organized in 2015, is subject to a consent order that requires TypTap to maintain minimum capital and surplus of $20,000 during each of the three years ending December 31, 2018. At December 31, 2017, HCPCI was required to maintain minimum capital and surplus of $25,900. At December 31, 2016, HCPCI was required to maintain minimum capital and surplus of $22,550. TypTap was approved by the FLOIR in January 2016. HCPCI and TypTap were in compliance with these requirements at December 31, 2017 and 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2017, 2016 and 2015, HCPCI’s statutory-basis capital and surplus was approximately $153,000, $183,000 and $195,000, respectively. For the year ended December 31, 2017, HCPCI had a statutory-basis net loss of approximately $10,500 as compared with statutory-basis net income of approximately $5,900 and $57,400 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2017 and 2016, TypTap’s statutory-basis capital and surplus was approximately $24,000 and $25,000, respectively. TypTap had statutory-basis net losses of approximately $797 and $364 for the years ended December 31, 2017 and 2016. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

As a result, HCPCI was qualified to make dividend payments at December 31, 2017, 2016 and 2015.

In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-capital surplus ratios. Florida state law requires that the ratio of 90% of written premiums divided by surplus as to policyholders does not exceed 10 to 1 for gross written premiums or 4 to 1 for net written premiums. The required ratio of gross and net written premium to surplus, which the Company’s insurance companies had exceeded, is summarized below:

Years Ended December 31,
	2017	2016	2015
HCPCI:
Gross	2.01 to 1	1.81 to 1	1.85 to 1
Net	1.11 to 1	1.07 to 1	1.00 to 1
TypTap:
Gross	0.33 to 1	0.09 to 1	*
Net	0.27 to 1	0.07 to 1	*

*	TypTap began operations in 2016.

Bermuda

The Bermuda Monetary Authority requires Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled reinsurance subsidiary, to maintain minimum capital and surplus of $2,000. At December 31, 2017 and 2016, Claddaugh’s statutory capital and surplus was approximately $63,000 and $88,000, respectively. For the year ended December 31, 2017, Claddaugh reported a statutory net loss of approximately $5,200 in contrast with statutory net profits of approximately $13,200 and $9,900 for the years ended December 31, 2016 and 2015, respectively. During 2017, Claddaugh made a dividend payment of $20,000 to the Company. There were no cash dividends paid by Claddaugh during 2016 and 2015.

HCPCI and TypTap are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2017 and 2016, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2017, the combined statutory capital and surplus and minimum capital and surplus of the Company’s U.S. insurance subsidiaries were approximately $177,000 and $45,900, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

As of December 31, 2017 and 2016, restricted net assets represented by the Company’s insurance subsidiaries amounted to $180,286 and $148,999, respectively.

Note 25 — Related Party Transactions

Claddaugh has a reinsurance agreement with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from the Company’s insurance subsidiary, HCPCI, is ceded by Claddaugh to Oxbridge. With respect to the period from June 1, 2015 through May 31, 2016, Oxbridge assumed $11,600 of the total covered exposure for $3,340 in premiums. With respect to the period from June 1, 2016 through May 31, 2017, Oxbridge assumed $6,000 of the total covered exposure for approximately $3,400 in premiums. With respect to the period from June 1, 2017 through May 31, 2018, Oxbridge assumed $7,400 of the total covered exposure for approximately $3,400 in premiums. See Note 14 — “Reinsurance” – which includes the amounts due from and paid by Oxbridge during the years ended December 31, 2017 and 2016 with respect to benefits accrued in connection with the Oxbridge agreements. The premiums charged by Oxbridge are at rates which management believes to be competitive with market rates available to Claddaugh. Oxbridge has deposited funds into trust accounts to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets may be withdrawn by Claddaugh, the trust beneficiary, in the event amounts are due under the Oxbridge reinsurance agreement. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

During 2015, 2016 and January 2017, one of the Company’s directors was a partner at a law firm that performs certain of the Company’s corporate legal matters. He retired from the practice of law on January 31, 2017. Fees incurred with respect to this law firm for the month ended January 31, 2017 and years ended December 31, 2016 and 2015 were approximately $6, $32 and $50, respectively.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 26 — Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$53,755	$2,297
Fixed-maturity securities, available for sale, at fair value	34,529	4,483
Equity securities, available for sale, at fair value	10,238	7,289
Equity securities, trading, at fair value	1,045	—
Limited partnership investments, at equity	15,232	21,906
Note receivable – related party	7,280	—
Investment in subsidiaries	310,779	411,398
Property and equipment, net	617	664
Income tax receivable	3,023	1,563
Other assets	1,019	940

Total assets	$437,517	$450,540

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$4,499	$2,952
Deferred income taxes, net	2,511	949
Long-term debt	211,890	121,436
Due to related parties	24,642	81,457

Total liabilities	243,542	206,794
Total stockholders’ equity	193,975	243,746

Total liabilities and stockholders’ equity	$437,517	$450,540

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2017	2016	2015
Net investment income (loss)	$2,799	$1,204	$(2,401)
Net realized gains	367	151	108
Net unrealized gains	92	—	—
Other-than-temporary impairment losses	(209)	(15)	(75)
Gain on repurchases of convertible senior notes	—	153	—
Other income	—	—	30
Loss on repurchases of senior notes	(743)	—	—
Interest expense	(15,704)	(10,346)	(10,754)
Operating expenses	(5,489)	(5,158)	(7,346)

Loss before income tax benefit and equity in income of subsidiaries	(18,887)	(14,011)	(20,438)
Income tax benefit	9,605	4,878	7,835

Net loss before equity in income of subsidiaries	(9,282)	(9,133)	(12,603)
Equity in income of subsidiaries	2,389	38,154	78,464

Net (loss) income	$(6,893)	$29,021	$65,861

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(6,893)	$29,021	$65,861
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	2,630	2,878	4,341
Net realized investment gains	(367)	(151)	(108)
Net unrealized investment gains	(92)	—	—
Amortization of premiums on investments in fixed-maturity securities	51	—	1
Depreciation and amortization	6,673	3,899	3,996
(Income) loss from limited partnership investments	(1,354)	(523)	3,277
Distributions from limited partnership interests	881	544	12
Other-than-temporary impairment losses	209	15	75
Gain on repurchases of convertible senior notes	—	(153)	—
Loss on repurchases of senior notes	743	—	—
Loss from disposal of property and equipment	17	—	—
Equity in income of subsidiaries	(2,389)	(38,154)	(78,464)
Deferred income taxes	(4,224)	(1,542)	(3,218)
Changes in operating assets and liabilities:
Income taxes receivable	(1,461)	(1,563)	2,596
Other assets	(106)	(129)	228
Accrued expenses and other liabilities	1,544	(716)	689
Income taxes payable	—	(1,518)	1,279
Due to related parties	(54,896)	60,075	(14,831)

Net cash (used in) provided by operating activities	(59,034)	51,983	(14,266)

Cash flows from investing activities:
Investment in limited partnership interest	(4,611)	(2,710)	(19,956)
Investment in note receivable – related party	(7,280)	—	—
Purchase of fixed-maturity securities	(31,034)	(371)	(384)
Purchase of equity securities, available for sale	(8,939)	(2,853)	(3,196)
Purchase of equity securities, trading	(3,544)	—	—
Purchase of property and equipment	(306)	(202)	(371)
Proceeds from sales of fixed-maturity securities	667	423	259
Proceeds from calls, repayments and maturities of fixed-maturity securities	—	130	—
Proceeds from sales of equity securities, available for sale	6,262	2,602	5,475
Proceeds from sales of equity securities, trading	2,624	—	—
Distributions from limited partnership interests	11,758	—	—
Dividends received from subsidiary	105,000	19,000	92,700
Investment in subsidiaries	—	(25,250)	(78,536)

Net cash provided by (used in) investing activities	70,597	(9,231)	(4,009)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows (Continued)

	Years Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Repurchases of common stock	(30,718)	(464)	(792)
Repurchases of common stock under share repurchase plan	(15,154)	(20,026)	(1,610)
Repurchases of convertible senior notes	—	(11,347)	—
Repurchases of senior notes	(40,250)	—	—
Debt issuance costs paid	(4,975)	—	—
Cash dividends paid to stockholders	(13,906)	(12,438)	(12,428)
Cash dividends received under share repurchase forward contract	1,073	747	747
Proceeds from exercise of stock options	75	150	263
Proceeds from issuance of long-term debt	143,750	—	—
Tax benefits on stock-based compensation	—	641	2,295

Net cash provided by (used in) financing activities	39,895	(42,737)	(11,525)

Net increase (decrease) in cash and cash equivalents	51,458	15	(29,800)
Cash and cash equivalents at beginning of year	2,297	2,282	32,082

Cash and cash equivalents at end of year	$53,755	$2,297	$2,282

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 27 — Subsequent Events

On January 15, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends are scheduled for payment on March 16, 2018 to stockholders of record on February 16, 2018.

On January 26, 2018, Greenleaf Essence, LLC, a wholly own subsidiary and party to a joint venture which the Company consolidated as the primary beneficiary to its operations, purchased the interest of the noncontrolling member for $539. See Consolidated Variable Interest Entity in Note 4 — “Investment.” The transaction was accounted for as an equity transaction. As a result, there was no gain or loss recognized. On the same day, the Company entered into an agreement to lease office space at a new location in Miami Lakes, Florida for its claims related administration. The lease commenced on March 1, 2018 and has an initial term of approximately three years. Rent expense will be recorded on a straight-line basis over the lease term. Future minimum lease payments, inclusive of sales tax, are as follows:

Year	Amount
2018	$116
2019	158
2020	163
2021	41

Total minimum future payments	$478

On February 8, 2018, the Company granted 40,000 shares of restricted stock and options to purchase 110,000 of the Company’s common shares at an exercise price of $40 per share to its chief executive officer, Paresh Patel. The options will expire on February 8, 2028. These share-based awards were granted pursuant to the 2012 Plan and will vest in equal annual installments over four years, so long as Mr. Patel remains employed by the Company. The grant date fair values of the restricted stock and options were $1,397 and $939, respectively.

On February 20, 2018, the Company entered into a subscription agreement with another limited partnership and committed to provide $5,000 of capital for investment. The capital is callable at the discretion of the general partner during a commitment period.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	– Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2017). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Dixon Hughes Goodman, LLP, an independent registered public accounting firm, has audited the 2017 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2017 and 2016 provided by Dixon Hughes Goodman, LLP, our principal accountant:

	2017	2016
Audit fees (a)	$370	$388
All other fees (b)	75	—

	$445	$388

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above.

The Audit Committee pre-approved all 2017 engagements and fees for services provided by our principal accountant.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

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

(3)	Exhibits: See the exhibit listing set forth below:

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Supplement No. 1, dated as of January 17, 2013, to the Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.3	Form of 8.00% Senior Note due 2020 (included in Exhibit 4.2). Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed January 17, 2013.

4.4	Indenture, dated as of January 17, 2013, between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.6	Form of Subordinated Indenture. Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-185228) filed December 10, 2012.

4.7	Rights Agreement, dated as of October 18, 2013, between HCI Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a summary of the terms of the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 18, 2013.

4.7.1	Amendment, dated as of April 18, 2017, to the Rights Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC, dated as of October 18, 2013. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed April 24, 2017.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

4.10	Indenture, dated March 3, 2017, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

4.11	Form of Global 4.25% Convertible Senior Note due 2037 (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.2**	Executive Agreement dated May 1, 2007 between HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) and Richard R. Allen. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-150513), originally filed April 30, 2008, effective July 24, 2008, as amended.

10.3	Reimbursement Contract effective June 1, 2016 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.4	Reimbursement Contract effective June 1, 2017 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.5**	Restated HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.1 of our Form 8-K filed March 23, 2017.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Executive Employment Agreement dated November 23, 2016 between Mark Harmsworth and HCI Group, Inc. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.9	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (Claddaugh). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.10	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2016, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.12	Property Catastrophe First Excess of Loss Specific Retrocession Contract effective June 1, 2016 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.13	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2016 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.14	Property Catastrophe Third Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.15	Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.16	Working Layer Catastrophe Excess of Loss Specific Retrocession Contract effective June 1, 2017 issued to Claddaugh Casualty Insurance Company Ltd. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.17	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 3, 2017.

10.18	Property Catastrophe Second Event Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.24	Assumption Agreement effective November 9, 2017 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.24 of our Form 8-K filed December 21, 2017.

10.28**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 30,000 shares of restricted common stock to Richard R. Allen. Incorporated by reference to Exhibit 10.28 of our Form 8-K filed May 10, 2012.

10.30**	Restricted Stock Agreement dated May 8, 2012 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 20,000 shares of restricted common stock to Andrew L. Graham. Incorporated by reference to Exhibit 10.30 of our Form 8-K filed May 10, 2012.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.40**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Martin Traber. Incorporated by reference to Exhibit 10.40 of our Form 8-K filed May 21, 2013. See Exhibit 10.96

10.52**	Restricted Stock Agreement dated August 29, 2013 whereby HCI Group, Inc. issued 10,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.52 of our Form 8-K filed August 29, 2013.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Purchase Agreement, dated February 28, 2017, by and between HCI Group, Inc. and JMP Securities LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed February 28, 2017.

10.59	Prepaid Forward Contract, dated February 28, 2017 and effective as of March 3, 2017, between HCI Group, Inc. and Societe Generale. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 3, 2017.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.89**	Employment Agreement between Paresh Patel and HCI Group, Inc. dated December 30, 2016. Incorporated by reference to the exhibit numbered 99.1 to our Form 8-K filed December 30, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.96**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Martin Traber and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 11, 2017.

10.100**	Restricted Stock Award Contract between Mark Harmsworth and HCI Group, Inc. dated December 5, 2016. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

March 7, 2018	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2018	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

March 7, 2018	By	/s/ James Mark Harmsworth
James Mark Harmsworth, Chief Financial Officer (Principal Financial and Accounting Officer)

March 7, 2018	By	/s/ George Apostolou
George Apostolou, Director

March 7, 2018	By	/s/ Wayne Burks
Wayne Burks, Director

March 7, 2018	By	/s/ James Macchiarola
James Macchiarola, Director

March 7, 2018	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 7, 2018	By	/s/ Harish M. Patel
Harish M. Patel, Director

March 7, 2018	By	/s/ Gregory Politis
Gregory Politis, Director

March 7, 2018	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 7, 2018	By	/s/ Martin A. Traber
Martin A. Traber, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.