Form 10-Q
period 2018-03-31
HCI Group, Inc.
filed 2018-05-02
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on April 25, 2018 was 9,338,738.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $197,135 and $235,633, respectively)	$195,703	$237,484
Equity securities, at fair value (cost: $42,535 and $54,282, respectively)	45,609	59,956
Short-term investments	55,433	—
Limited partnership investments, at equity	25,247	23,184
Investment in unconsolidated joint venture, at equity	1,253	1,304
Real estate investments (Note 4 – Consolidated Variable Interest Entity)	58,024	58,358

Total investments	381,269	380,286
Cash and cash equivalents	226,210	255,884
Restricted cash	809	809
Accrued interest and dividends receivable	1,588	1,983
Income taxes receivable	11,014	16,192
Premiums receivable	16,930	17,807
Prepaid reinsurance premiums	8,100	22,286
Reinsurance recoverable:
Paid losses and loss adjustment expenses	28,760	2,344
Unpaid losses and loss adjustment expenses	57,183	100,760
Deferred policy acquisition costs	15,334	16,712
Property and equipment, net	12,603	12,465
Intangible assets, net	4,844	4,995
Other assets (Note 4 – Consolidated Variable Interest Entity)	8,580	9,741

Total assets	$773,224	$842,264

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$148,586	$198,578
Unearned premiums	148,686	164,896
Advance premiums	15,888	4,948
Assumed reinsurance balances payable	114	15
Accrued expenses (Note 4 – Consolidated Variable Interest Entity)	8,311	6,035
Reinsurance recovered in advance on unpaid losses	—	13,885
Deferred income taxes, net	1,043	1,890
Long-term debt	239,392	237,835
Other liabilities (Note 4 – Consolidated Variable Interest Entity)	18,302	20,207

Total liabilities	580,322	648,289

Commitments and contingencies (Note 16)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 8,593,850 and 8,762,416 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	—	—
Additional paid-in capital	—	—
Retained income	193,971	189,409
Accumulated other comprehensive (loss) income, net of taxes	(1,069)	4,566

Total stockholders’ equity	192,902	193,975

Total liabilities and stockholders’ equity	$773,224	$842,264

See accompanying Notes to Consolidated Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue
Gross premiums earned	$85,772	$91,619
Premiums ceded	(32,250)	(28,583)

Net premiums earned	53,522	63,036
Net investment income	3,218	2,834
Net realized investment gains	2,232	715
Net unrealized investment losses	(2,600)	—
Net other-than-temporary impairment losses	(40)	(213)
Policy fee income	865	908
Other	542	433

Total revenue	57,739	67,713

Expenses
Losses and loss adjustment expenses	19,655	25,529
Policy acquisition and other underwriting expenses	9,360	9,649
General and administrative personnel expenses	6,283	6,975
Interest expense	4,470	3,542
Other operating expenses	3,167	2,876

Total expenses	42,935	48,571

Income before income taxes	14,804	19,142
Income tax expense	4,013	7,122

Net income	$10,791	$12,020

Basic earnings per share	$1.25	$1.27

Diluted earnings per share	$1.11	$1.15

Dividends per share	$0.35	$0.35

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$10,791	$12,020

Other comprehensive income:
Change in unrealized (loss) gain on investments:
Net unrealized (loss) gain arising during the period	(2,628)	2,013
Other-than-temporary impairment loss charged to income	40	213
Call and repayment losses charged to investment income	1	1
Reclassification adjustment for net realized gains	(696)	(715)

Net change in unrealized (loss) gain	(3,283)	1,512
Deferred income taxes on above change	832	(583)

Total other comprehensive (loss) income, net of income taxes	(2,451)	929

Comprehensive income	$8,340	$12,949

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$10,791	$12,020
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	872	1,102
Net amortization of premiums on investments in fixed-maturity securities	223	230
Depreciation and amortization	2,700	1,901
Deferred income tax benefit	(15)	(646)
Net realized investment gains	(2,232)	(715)
Net unrealized investment losses	2,600	—
Other-than-temporary impairment losses	40	213
Loss (income) from unconsolidated joint venture	51	(172)
Distribution received from unconsolidated joint venture	—	147
Net income from limited partnership interests	(605)	(772)
Distributions received from limited partnership interests	128	272
Foreign currency remeasurement loss (gain)	35	(47)
Other	—	116
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	395	(161)
Income taxes	5,178	7,740
Premiums receivable	877	(355)
Prepaid reinsurance premiums	14,186	12,161
Reinsurance recoverable	17,161	—
Deferred policy acquisition costs	1,378	1,267
Other assets	948	(4,374)
Losses and loss adjustment expenses	(49,992)	(581)
Unearned premiums	(16,210)	(20,265)
Advance premiums	10,940	12,414
Assumed reinsurance balances payable	99	1,031
Reinsurance recovered in advance on unpaid losses	(13,885)	—
Accrued expenses and other liabilities	(256)	1,839

Net cash (used in) provided by operating activities	(14,593)	24,365

Cash flows from investing activities:
Investments in limited partnership interests	(1,586)	(2,346)
Distributions received from limited partnership interests	—	11,758
Distribution from unconsolidated joint venture	—	417
Purchase of property and equipment	(471)	(640)
Purchase of real estate investments	(67)	(1,119)
Purchase of fixed-maturity securities	(44,474)	(10,336)
Purchase of equity securities	(10,309)	(10,625)
Proceeds from sales of fixed-maturity securities	77,210	4,439
Proceeds from calls, repayments and maturities of fixed-maturity securities	6,195	380
Proceeds from sales of equity securities	24,433	7,271
Purchases of short-term investments	(55,433)	—

Net cash used in investing activities	(4,502)	(801)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Cash dividends paid	(3,283)	(3,596)
Cash dividends received under share repurchase forward contract	285	218
Proceeds from issuance of long-term debt	—	143,859
Repayment of long-term debt	(260)	(215)
Repurchases of common stock	(211)	(30,005)
Repurchases of common stock under share repurchase plan	(6,537)	(1,550)
Purchase of non-controlling interest	(539)	—
Debt issuance costs	—	(4,806)

Net cash (used in) provided by financing activities	(10,545)	103,905

Effect of exchange rate changes on cash	(34)	46

Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,674)	127,515
Cash, cash equivalents, and restricted cash at beginning of period	256,693	281,131

Cash, cash equivalents, and restricted cash at end of period	$227,019	$408,646

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28	$29

Cash paid for interest	$5,054	$2,829

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(2,451)	$929

Conversion of revolving credit facility to long-term debt	$—	$9,441

Receivable from sales of equity securities	$43	$—

Payable on purchases of equity securities	$633	$—

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For Three Months Ended March 31, 2018

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2017	8,762,416	$—	$—	$189,409	$4,566	$193,975
Net income	—	—	—	10,791	—	10,791
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,451)	(2,451)
Cumulative effect adjustments for adoption of new accounting standards:
Reclassification of after-tax net unrealized holding gains related to equity securities	—	—	—	4,168	(4,168)	—
Reclassification of stranded tax effects related to available-for-sale fixed-maturity and equity securities	—	—	—	(984)	984	—
Issuance of restricted stock	40,000	—	—	—	—	—
Forfeiture of restricted stock	(17,905)	—	—	—	—	—
Repurchase and retirement of common stock	(6,090)	—	(211)	—	—	(211)
Repurchase and retirement of common stock under share repurchase plan	(184,571)	—	(6,537)	—	—	(6,537)
Purchase of noncontrolling interest	—	—	(539)	—	—	(539)
Common stock dividends	—	—	—	(2,998)	—	(2,998)
Stock-based compensation	—	—	872	—	—	872
Additional paid-in capital shortfall allocated to retained income	—	—	6,415	(6,415)	—	—

Balance at March 31, 2018	8,593,850	$—	$—	$193,971	$(1,069)	$192,902

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity – continued

For Three Months Ended March 31, 2017

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income, Net	Total Stockholders’
	Shares	Amount	Capital	Income	of Tax	Equity
Balance at December 31, 2016	9,662,761	$—	$8,139	$232,964	$2,643	$243,746
Net income	—	—	—	12,020	—	12,020
Total other comprehensive income, net of income taxes	—	—	—	—	929	929
Issuance of restricted stock	45,000	—	—	—	—	—
Forfeiture of restricted stock	(926)	—	—	—	—	—
Repurchase and retirement of common stock	(420,217)	—	(20,605)	—	—	(20,605)
Repurchase and retirement of common stock under share repurchase plan	(37,516)	—	(1,550)	—	—	(1,550)
Repurchase of common stock under prepaid forward contract	(191,100)	—	(9,400)	—	—	(9,400)
Equity component on 4.25% convertible senior notes (net of offering costs of $543)	—	—	15,151	—	—	15,151
Deferred taxes on debt discount	—	—	(5,845)	—	—	(5,845)
Common stock dividends	—	—	—	(3,378)	—	(3,378)
Stock-based compensation	—	—	1,102	—	—	1,102
Additional paid-in capital shortfall allocated to retained income	—	—	13,008	(13,008)	—	—

Balance at March 31, 2017	9,058,002	$—	$—	$228,598	$3,572	$232,170

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K, which was filed with the SEC on March 7, 2018.

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

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to reinsurance with retrospective provisions, reinsurance recoverable, deferred income taxes, and stock-based compensation expense involve significant judgments and estimates material to the Company’s consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Adoption of New Accounting Standards

The Company adopted the following accounting standards effective January 1, 2018.

Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company elected to use a modified retrospective method for transition to the new revenue recognition standard. The impact is limited to certain revenue generating activities that are not material to the Company’s results of operations.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments – Overall (Subtopic 825-10). ASU 2016-01 amends the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 requires all equity investments other than those accounted for under the equity method of accounting or those that result in consolidation of the investee to be measured at fair value with changes in the fair value recognized through income. ASU 2016-01 also supersedes the guidance that requires classification of equity securities with readily determinable fair values into either “trading” or “available-for-sale.” Upon adoption of this standard, the after-tax net unrealized holding gains of $4,168 in accumulated other comprehensive income at December 31, 2017, which pertain to available-for-sale equity securities and represent a cumulative-effect amount, were reclassified to beginning retained income. Any subsequent changes in the fair value of equity securities have now been recognized in the Company’s consolidated statement of income rather than in accumulated other comprehensive income in the prior period. In addition, previously reported available-for-sale and trading equity securities of $58,911 and $1,045, respectively, at December 31, 2017 are combined and presented as equity securities on the comparative balance sheet. Certain prior-period disclosures related to equity securities are reorganized to conform with current period presentation.

Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 amends guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption of this standard, restricted cash is now included with cash and cash equivalents when the Company reconciles the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. In addition, the consolidated statement of cash flows for the prior period presented is retrospectively restated to comply with the new standard. This change in classification and presentation of restricted cash increases the previously reported cash flows from operating activities for the three months ended March 31, 2017 from $24,256 to $24,365.

Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an application of modification accounting. The adoption of this standard will impact the Company’s accounting for any future modification of its existing share-based awards.

Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement – Reporting Comprehensive Income (Topic 220). ASU 2018-02 primarily allows a reclassification from accumulated other comprehensive income to retained income for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company elected to early adopt this standard in the first quarter of 2018. As a result, the Company decreases beginning retained income and increases accumulated other comprehensive income by $984 of the net deferred tax effects pertaining to available-for-sale fixed-maturity and equity securities as of December 31, 2017.

Equity Securities

Equity securities represent ownership interests held by the Company in entities for investment purpose. Prior to January 1, 2018, these equity securities were classified as either available-for-sale or trading and were carried at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses from the changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income. Effective January 1, 2018, unrealized holding gains and losses are reported in the consolidated statement of income as net unrealized investment gains and

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

losses. As a result, other-than-temporary impairments will no longer be considered for equity securities. Realized investment gains and losses from sales are recorded on the trade date and are determined using the FIFO method (see Equity Securities in Note 4 – “Investments”).

Short-Term Investments

Short-term investments represent certificates of deposit issued by financial institutions with original maturities of more than three months but less than one year at date of acquisition. These short-term investments are carried at cost.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. For example, certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits, which were previously reported in other operating expenses totaling $1,972 for the three months ended March 31, 2017, were reclassified to general and administrative personnel expenses to conform with the 2018 presentation.

Note 2 – Recent Accounting Pronouncements

Accounting Standard to be Adopted in Fiscal Year 2019

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The guidance establishes new principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 supersedes accounting for leases prescribed in Topic 840, Leases. ASU 2016-02 leaves lessor accounting substantially unchanged. The key change affecting the Company is the requirement that operating leases be recorded on the balance sheet. The Company is required to use a modified retrospective method and apply this standard at the beginning of the earliest comparative period presented in the financial statements. The Company has identified lease contracts that will be affected by this standard. The Company has not yet determined whether to apply the practical expedients related to the identification and classification of leases that commenced before the effective date, initial direct cost for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease. The Company does not anticipate a material impact on its financial position.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 3 – Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$226,210	$255,884
Restricted cash	809	809

Total	$227,019	$256,693

Restricted cash primarily represents funds held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements.

Note 4 – Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At March 31, 2018 and December 31, 2017, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of March 31, 2018
U.S. Treasury and U.S. government agencies	$85,063	$2	$(399)	$84,666
Corporate bonds	89,303	302	(1,689)	87,916
State, municipalities, and political subdivisions	14,473	189	(3)	14,659
Exchange-traded debt	8,296	186	(20)	8,462

Total	$197,135	$679	$(2,111)	$195,703

As of December 31, 2017
U.S. Treasury and U.S. government agencies	$42,313	$1	$(287)	$42,027
Corporate bonds	106,897	1,110	(904)	107,103
State, municipalities, and political subdivisions	78,954	1,816	(75)	80,695
Exchange-traded debt	7,469	197	(7)	7,659

Total	$235,633	$3,124	$(1,273)	$237,484

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2018 and December 31, 2017 are as follows:

	Amortized Cost	Estimated Fair Value
As of March 31, 2018
Due in one year or less	$97,632	$97,302
Due after one year through five years	74,536	73,160
Due after five years through ten years	21,846	21,961
Due after ten years	3,121	3,280

	$197,135	$195,703

	Amortized Cost	Estimated Fair Value
As of December 31, 2017
Due in one year or less	$35,386	$35,364
Due after one year through five years	116,378	115,766
Due after five years through ten years	57,415	58,984
Due after ten years	26,454	27,370

	$235,633	$237,484

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three months ended March 31, 2018 and 2017 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended March 31, 2018	$77,210	$1,161	$(465)

Three months ended March 31, 2017	$4,439	$23	$(4)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the three months ended March 31, 2018, the Company recognized $40 of impairment loss on one fixed-maturity security. For the three months ended March 31, 2017, the Company recognized an impairment loss of $62 attributable to the sale of one intent-to-sell fixed-maturity security. At March 31, 2018, one fixed-maturity security was considered other-than-temporarily impaired versus two fixed-maturity securities at March 31, 2017.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income from available for sale fixed-maturity securities.

	2018	2017
Balance at January 1	$—	$475
Additional credit impairments on previously impaired securities	—	—

Balance at March 31	$—	$475

Securities with gross unrealized loss positions at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of March 31, 2018	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(334)	$64,593	$(65)	$1,917	$(399)	$66,510
Corporate bonds	(344)	40,246	(1,345)	29,374	(1,689)	69,620
State, municipalities, and political subdivisions	(3)	689	—	—	(3)	689
Exchange-traded debt	(19)	1,324	(1)	36	(20)	1,360

Total	$(700)	$106,852	$(1,411)	$31,327	$(2,111)	$138,179

At March 31, 2018, there were 79 securities in an unrealized loss position. Of these securities, 14 securities had been in an unrealized loss position for 12 months or longer.

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2017	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(246)	$40,587	$(41)	$1,938	$(287)	$42,525
Corporate bonds	(174)	40,627	(730)	30,563	(904)	71,190
State, municipalities, and political subdivisions	(30)	9,775	(45)	2,297	(75)	12,072
Exchange-traded debt	(6)	2,481	(1)	36	(7)	2,517

Total available-for-sale securities	$(456)	$93,470	$(817)	$34,834	$(1,273)	$128,304

At December 31, 2017, there were 77 securities in an unrealized loss position. Of these securities, 15 securities had been in an unrealized loss position for 12 months or longer.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At March 31, 2018 and December 31, 2017, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2018	$42,535	$4,691	$(1,617)	$45,609
December 31, 2017	$54,282	$6,383	$(709)	$59,956

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the period related to equity securities still held.

Three Months Ended March 31, 2018
Net losses recognized	$(1,064)
Less: Net realized gains recognized for securities sold	1,536

Net unrealized losses recognized*	$(2,600)

*Unrealized holding gains and losses for the corresponding period in 2017 were reported in accumulated other comprehensive income.

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three months ended March 31, 2018 and 2017 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended March 31, 2018	$24,433	$2,177	$(641)

Three months ended March 31, 2017	$7,271	$745	$(49)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

c) Limited Partnership Investments

The Company has interests in limited partnerships that are not registered or readily tradeable on a securities exchange. These partnerships are private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships. In February 2018, the Company entered into a subscription agreement with another limited partnership. The following table provides information related to the Company’s investments in limited partnerships:

	March 31, 2018			December 31, 2017
Investment Strategy	Carrying Value	Unfunded Balance	(%)(a)	Carrying Value	Unfunded Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$8,059	$4,775	15.37	$7,276	$5,505	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	8,129	1,858	1.76	7,951	1,745	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	8,346	1,816	0.18	7,509	2,512	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	713	4,293	0.47	448	4,566	0.47
Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	—	5,000	4.63	—	—	—

Total	$25,247	$17,742		$23,184	$14,328

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)	Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)	Expected to have a ten-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from the end of the capital commitment period, which is June 30, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Expected to have a ten-year term and the capital commitment is expected to expire on June 30, 2020.
(g)	With the consent of a super majority of partners, the term of the fund may be extended for up to three additional one-year periods.
(h)	Expected to have a six-year term from the commencement date, which can be extended for up to two additional one-year periods with the consent of either the advisory committee or a majority of limited partners.
(i)	Unless extended or terminated for reasons specified in the agreement, the capital commitment is expected to expire on December 1, 2018.
(j)	Expected to have an eight-year term after the final fund closing date, which has yet to be determined.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following is the summary of aggregated unaudited financial information of limited partnerships included in the investment strategy table above, which in certain cases is presented on a three-month lag due to the unavailability of information at the Company’s respective balance sheet dates. In applying the equity method of accounting, the Company uses the most recently available financial information provided by the general partner of each of these partnerships. The financial statements of these limited partnerships are audited annually.

	Three Months Ended March 31,
	2018	2017
Operating results:
Total income	$157,956	$72,317
Total expenses	(57,744)	(27,642)

Net income (loss)	$100,212	$44,675

	March 31, 2018	December 31, 2017
Balance Sheet:
Total assets	$5,307,862	$4,381,321
Total liabilities	$438,772	$382,310

For the three months ended March 31, 2018 and 2017, the Company recognized net investment income of $605 and $772, respectively, for these investments. During the first quarter of 2018, the Company received total cash distributions of $128, representing a return on investment. During the first quarter of 2017, the Company received total cash distributions of $12,030, representing $11,758 of returned capital and $272 of return on investment. At March 31, 2018 and December 31, 2017, the Company’s cumulative contributed capital to the partnerships at each respective balance sheet date totaled $22,758 and $21,172, respectively, and the Company’s maximum exposure to loss aggregated $25,247 and $23,184, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

d) Investment in Unconsolidated Joint Venture

The Company has an equity investment in FMKT Mel JV, which is a limited liability company treated as a joint venture under U.S. GAAP. At March 31, 2018 and December 31, 2017, the Company’s maximum exposure to loss relating to the variable interest entity was $1,253 and $1,304, respectively, representing the carrying value of the investment. There was no cash distribution during the first quarter of 2018. During the first quarter of 2017, the Company received a cash distribution of $564, representing a combined distribution of $147 in earnings and $417 in capital. There was no undistributed income at March 31, 2018 and December 31, 2017. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended March 31,
	2018	2017
Operating results:
Total revenues and gain	$—	$331
Total expenses	(57)	(32)

Net (loss) income	$(57)	$299

The Company’s share of net (loss) income*	$(51)	$172

*	Included in net investment income in the Company’s consolidated statements of income. Gain from the sale of an outparcel in 2017 was allocated in accordance with the method specified in the operating agreement.

	March 31, 2018	December 31, 2017
Balance Sheet:
Construction in progress – real estate	$30	$27
Property and equipment, net	1,186	1,199
Cash	217	236
Other	5	5

Total assets	$1,438	$1,467

Accounts payable	$41	$—
Other liabilities	5	18
Members’ capital	1,392	1,449

Total liabilities and members’ capital	$1,438	$1,467

Investment in unconsolidated joint venture, at equity*	$1,253	$1,304

*	Includes the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

e) Real Estate Investments

Real estate investments consist of the following as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Land	$26,315	$26,315
Land improvements	9,904	9,904
Buildings	21,292	21,284
Tenant and leasehold improvements	1,194	1,204
Other	3,112	3,050

Total, at cost	61,817	61,757
Less: accumulated depreciation and amortization	(3,793)	(3,399)

Real estate investments	$58,024	$58,358

Depreciation and amortization expense related to real estate investments was $394 and $337 for the three months ended March 31, 2018 and 2017, respectively.

f) Consolidated Variable Interest Entity

On January 26, 2018, Greenleaf Essence, LLC, a wholly own subsidiary and a member of the limited liability company treated under U.S. GAAP as a joint venture which the Company used to consolidate as the primary beneficiary, purchased the interest of the only noncontrolling member for $539 which was reported in the Company’s consolidated statement of stockholders’ equity. The purchase, which was accounted for as an equity transaction, gave the Company full ownership of this limited liability company. No gain or loss was recognized as there was no change in control. The following table summarizes the assets and liabilities related to this variable interest entity which are included in the accompanying consolidated balance sheet as of December 31, 2017.

Real estate investments	$4,680
Other assets	$152
Accrued expenses	$21
Other liabilities	$160

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

h) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Available-for-sale fixed-maturity securities	$1,139	$1,237
Equity securities	621	874
Investment expense	(170)	(159)
Limited partnership investments	605	772
Real estate investments	203	(396)
(Loss) income from unconsolidated joint venture	(51)	172
Cash and cash equivalents	824	328
Short-term investments	47	—
Other	—	6

Net investment income	$3,218	$2,834

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of available-for-sale investments carried at fair value and changes in the unrealized other-than-temporary impairment losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Three Months Ended March 31, 2018
	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized loss arising during the period	$(2,628)	$(666)	$(1,962)
Other-than-temporary impairment loss	40	10	30
Call and repayment losses charged to investment income	1	—	1
Reclassification adjustment for realized gains	(696)	(176)	(520)

Total other comprehensive loss	$(3,283)	$(832)	$(2,451)

	Three Months Ended March 31, 2017
	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$2,013	$777	$1,236
Other-than-temporary impairment loss	213	82	131
Call and repayment losses charged to investment income	1	—	1
Reclassification adjustment for realized gains	(715)	(276)	(439)

Total other comprehensive income	$1,512	$583	$929

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

Short-term investments

Short-term investments consist of certificates of deposit maturing in six months. Due to their short maturity, the carrying value approximates fair value.

Fixed-maturity and equity securities

Estimated fair values of the Company’s fixed-maturity and equity securities are determined in accordance with U.S. GAAP, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Limited Partnership Investments

As described in Note 4 – “Investments” under Limited Partnership Investments, the Company has interests in limited partnerships which are private equity funds. Pursuant to U.S. GAAP, these funds are required to use fair value accounting; therefore, the estimated fair value approximates the carrying value of these funds.

Long-term debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
3.875% Convertible Senior Notes	2019	Quoted price
4.25% Convertible Senior Notes	2037	Quoted price
3.95% Promissory Note	2020	Discounted cash flow method/Level 3 inputs
4% Promissory Note	2031	Discounted cash flow method/Level 3 inputs
3.75% Promissory Note	2036	Discounted cash flow method/Level 3 inputs

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2018
Financial Assets:
Cash and cash equivalents	$226,210	$—	$—	$226,210

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	83,167	1,499	—	84,666
Corporate bonds	87,916	—	—	87,916
State, municipalities, and political subdivisions	—	14,659	—	14,659
Exchange-traded debt	8,462	—	—	8,462

Total available-for-sale securities	179,545	16,158	—	195,703

Equity securities	45,609	—	—	45,609

Total	$451,364	$16,158	$—	$467,522

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2017
Financial Assets:
Cash and cash equivalents	$255,884	$—	$—	$255,884

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	40,527	1,500	—	42,027
Corporate bonds	106,109	994	—	107,103
State, municipalities, and political subdivisions	—	80,695	—	80,695
Exchange-traded debt	7,659	—	—	7,659

Total available-for-sale securities	154,295	83,189	—	237,484

Equity securities	59,956	—	—	59,956

Total	$470,135	$83,189	$—	$553,324

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of March 31, 2018 and December 31, 2017:

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of March 31, 2018
Financial Assets:
Limited partnership investments	$25,247	$—	$—	$25,247	$25,247
Short-term investments	$55,433	$—	$—	$55,433	$55,433
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$86,343	$—	$89,990	$—	$89,990
4.25% Convertible senior notes	127,345	—	133,051	—	133,051
3.95% Promissory note	9,221	—	—	7,624	7,624
4% Promissory note	8,090	—	—	7,548	7,548
3.75% Promissory note	8,393	—	—	9,112	9,112

Total long-term debt	$239,392	$—	$223,041	$24,284	$247,325

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of December 31, 2017
Financial Assets:
Limited partnership investments	$23,184	$—	$—	$23,184	$23,184
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$85,436	$—	$90,827	$—	$90,827
4.25% Convertible senior notes	126,454	—	124,444	—	124,444
3.95% Promissory note	9,270	—	—	7,894	7,894
4% Promissory note	8,206	—	—	7,820	7,820
3.75% Promissory note	8,469	—	—	9,227	9,227

Total long-term debt	$237,835	$—	$215,271	$24,941	$240,212

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 – Other Assets

The following table summarizes the Company’s other assets.

	March 31, 2018	December 31, 2017
Benefits receivable related to retrospective reinsurance contracts	$2,822	$2,393
Prepaid expenses	1,256	1,741
Lease acquisition costs, net	699	723
Other	3,803	4,884

Total other assets	$8,580	$9,741

Note 8 – Long-Term Debt

The following table summarizes the Company’s long-term debt.

	March 31, 2018	December 31, 2017
3.875% Convertible Senior Notes, due March 15, 2019	$89,990	$89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	143,750
3.95% Promissory note, due through February 17, 2020	9,301	9,360
4% Promissory note, due through February 1, 2031	8,227	8,348
3.75% Promissory note, due through September 1, 2036	8,533	8,613

Total principal amount	259,801	260,061
Less: unamortized discount and issuance costs	(20,409)	(22,226)

Total long-term debt	$239,392	$237,835

The following table summarizes future maturities of long-term debt as of March 31, 2018, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following March 31,
2018	$91,050
2019	9,919
2020	889
2021	144,674
2022	961
Thereafter	12,308

Total	$259,801

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended March 31,
	2018	2017
Interest Expense:
Contractual interest	$2,654	$2,424
Non-cash expense (a)	1,816	1,159
Capitalized interest (b)	—	(41)

	$4,470	$3,542

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project in Riverview, Florida which is intended for lease.

Convertible Senior Notes

3.875% Convertible Notes. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate of the 3.875% Convertible Notes. Accordingly, as of March 31, 2018, the conversion rate of the Company’s 3.875% Convertible Notes was 16.2521 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.53 per share.

The effective interest rates for the 3.875% Convertible Notes and the 4.25% Convertible Notes, taking into account both cash and non-cash components, approximate 8.3% and 7.6%, respectively. As of March 31, 2018, the remaining amortization periods of the debt discounts were expected to be 11 months for the 3.875% Convertible Notes and 3.9 years for the 4.25% Convertible Notes.

Note 9 – Reinsurance

The Company cedes a portion of its insurance exposure to other entities under catastrophe excess of loss reinsurance contracts and one quota share reinsurance agreements. The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended March 31,
	2018	2017
Premiums Written:
Direct	$70,225	$72,386
Assumed	(78)	(961)

Gross written	70,147	71,425
Ceded	(32,250)	(28,583)

Net premiums written	$37,897	$42,842

Premiums Earned:
Direct	$84,829	$86,272
Assumed	943	5,347

Gross earned	85,772	91,619
Ceded	(32,250)	(28,583)

Net premiums earned	$53,522	$63,036

During the three months ended March 31, 2018, ceded losses of $205 were recognized as a reduction in losses and loss adjustment expenses. During the three months ended March 31, 2017, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At March 31, 2018 and December 31, 2017, there were 37 reinsurers participating in the Company’s reinsurance program. Amounts receivable with respect to reinsurers at March 31, 2018 and December 31, 2017 were $85,943 and 103,104, respectively. Approximately 30.6% of the reinsurance recoverable balance at March 31, 2018 was concentrated in two reinsurers. Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of March 31, 2018.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in a profit commission in the event losses are minimal or zero. For the three months ended March 31, 2018, the Company recognized net premiums ceded of $337 related to these adjustments, of which $48 was attributable to the Company’s contract with Oxbridge Reinsurance Limited, a related party. In contrast, these adjustments were reflected in the consolidated statements of income as a net reduction in ceded premiums of $3,322 for the three months ended March 31, 2017, of which $576 related to the Company’s contract with Oxbridge.

In addition, adjustments related to retrospective provisions are reflected in other assets. At March 31, 2018 and December 31, 2017, other assets included $2,822 and $2,393, respectively, of which $564 and $479 related to the contract with Oxbridge. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 10 – Losses and Loss Adjustment Expenses

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Gross balance, beginning of period	$198,578	$70,492
Less: reinsurance recoverable	(100,760)	—

Net balance, beginning of period	97,818	70,492
Incurred, net of reinsurance, related to:
Current period	19,490	23,208
Prior period	165	2,321

Total incurred, net of reinsurance	19,655	25,529

Paid, net of reinsurance, related to:
Current period	(4,447)	(6,645)
Prior period	(21,623)	(19,465)

Total paid, net of reinsurance	(26,070)	(26,110)

Net balance, end of period	91,403	69,911
Add: reinsurance recoverable	57,183	—

Gross balance, end of period	$148,586	$69,911

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended March 31, 2018, the Company established loss reserves of $19,655 which primarily pertains to claims in the 2018 loss year.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 11 – Segment Information

The Company identifies its operating divisions based on organizational structure and revenue source. Currently, the Company has three reportable segments: insurance operations, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance division are grouped together into one reportable segment under insurance operations. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies, the information technology division, and other companies that do not meet the quantitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the three months ended March 31, 2018 and 2017, revenues from the Company’s insurance operations before intracompany elimination represented 94.8% and 96.5%, respectively, of total revenues of all operating segments. At March 31, 2018 and December 31, 2017, insurance operations’ total assets represented 86.1% and 87.1%, respectively, of the combined assets of all operating segments. In addition, there was no other operating division representing ten percent or more of the greater, in absolute amount, of the combined profits of all operating divisions reporting a profit or the combined losses of all operating divisions reporting a loss. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended March 31, 2018	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$53,522	$—	$—	$—	$53,522
Net investment income	2,357	1	827	33	3,218
Net realized investment gains	2,205	—	27	—	2,232
Net unrealized investment losses	(2,411)	—	(189)	—	(2,600)
Net other-than-temporary impairment losses	—	—	(40)	—	(40)
Policy fee income	865	—	—	—	865
Other	199	2,302	1,278	(3,237)	542

Total revenue	56,737	2,303	1,903	(3,204)	57,739

Expenses:
Losses and loss adjustment expenses	19,655	—	—	—	19,655
Amortization of deferred policy acquisition costs	8,814	—	—	—	8,814
Interest expense	—	392	4,197	(119)	4,470
Depreciation and amortization	34	590	259	(545)	338
Other	6,305	1,121	4,772	(2,540)	9,658

Total expenses	34,808	2,103	9,228	(3,204)	42,935

Income (loss) before income taxes	$21,929	$200	$(7,325)	$—	$14,804

Total revenue from non-affiliates(c)	$56,737	$1,920	$1,620

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended March 31, 2017	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$63,036	$—	$—	$—	$63,036
Net investment income	2,373	1	710	(250)	2,834
Net realized investment gains	606	—	109	—	715
Net other-than-temporary impairment losses	(213)	—	—	—	(213)
Policy fee income	908	—	—	—	908
Other	205	1,529	1,060	(2,361)	433

Total revenue	66,915	1,530	1,879	(2,611)	67,713

Expenses:
Losses and loss adjustment expenses	25,529	—	—	—	25,529
Amortization of deferred policy acquisition costs	8,852	—	—	—	8,852
Interest expense	—	264	3,303	(25)	3,542
Depreciation and amortization	28	508	206	(459)	283
Other	7,369	709	4,414	(2,127)	10,365

Total expenses	41,778	1,481	7,923	(2,611)	48,571

Income (loss) before income taxes	$25,137	$49	$(6,044)	$—	$19,142

Total revenue from non-affiliates(c)	$66,915	$1,148	$1,706

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	March 31, 2018	December 31, 2017
Segment:
Insurance Operations	$585,401	$652,754
Real Estate Operations	68,511	80,152
Corporate and Other	144,686	127,822
Consolidation and Elimination	(25,374)	(18,464)

Total assets	$773,224	$842,264

Note 12 – Income Taxes

During the three months ended March 31, 2018 and 2017, the Company recorded approximately $4,013 and $7,122, respectively, of income taxes, which resulted in effective tax rates of 27.1% and 37.2%, respectively. The decrease in the effective tax rate in 2018 as compared with the corresponding period in the prior year was primarily attributable to the reduction of the federal corporate income tax rate from 35% to 21%, offset by an increase in nondeductible compensation expenses due to the elimination of the deductibility of most performance based compensation, resulting from the enactment of the Tax Cuts and Jobs Act in 2017. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 13 – Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$10,791			$12,020
Less:Income attributable to participating securities	(701)			(708)

Basic Earnings Per Share:
Income allocated to common stockholders	10,090	8,082	$1.25	11,312	8,918	$1.27

Effect of Dilutive Securities:
Stock options	—	17		—	45
Convertible senior notes	3,133	3,799		1,499	2,177

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$13,223	11,898	$1.11	$12,811	11,140	$1.15

Note 14 – Stockholders’ Equity

Common Stock

In December 2017, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended March 31, 2018, the Company repurchased and retired a total of 184,571 shares at a weighted average price per share of $35.39 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2018 was $6,537, or $35.42 per share.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On January 15, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share. The dividends were paid on March 16, 2018 to stockholders of record on February 16, 2018.

Note 15 – Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At March 31, 2018, there were 1,863,560 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three months ended March 31, 2018 and 2017 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	130,000	$34.82	8.2 years	$472
Granted	110,000	$40.00

Outstanding at March 31, 2018	240,000	$37.19	8.8 years	$637

Exercisable at March 31, 2018	47,500	$25.81	6.5 years	$637

Outstanding at January 1, 2017	50,000	$4.02	2.3 years	$1,773
Granted	110,000	$40.00

Outstanding at March 31, 2017	160,000	$28.76	7.4 years	$2,591

Exercisable at March 31, 2017	50,000	$4.02	2.0 years	$2,046

There were no options exercised during the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, the Company recognized $110 and $96, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options for the three months ended March 31, 2018 and 2017 were $19 and $37, respectively. At March 31, 2018 and December 31, 2017, there was $1,770 and $941, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.3 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted:

	Three Months Ended March 31,
	2018	2017
Expected dividend yield	4.00%	3.53%
Expected volatility	42.22%	42.86%
Risk-free interest rate	2.57%	1.92%
Expected life (in years)	5	5

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

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2018 and 2017 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	597,690	$32.82
Granted	40,000	$34.92
Vested	(28,643)	$45.17
Forfeited	(17,905)	$38.55

Nonvested at March 31, 2018	591,142	$31.53

Nonvested at January 1, 2017	542,503	$30.81
Granted	45,000	$40.15
Vested	(20,109)	$48.42
Forfeited	(926)	$35.52

Nonvested at March 31, 2017	566,468	$30.92

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $762 and $1,006 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, there was approximately $9,098 and $9,101, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.8 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2018 and 2017.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended March 31,
	2018	2017
Deferred tax benefits recognized	$156	$353
Tax benefits realized for restricted stock and paid dividends*	$196	$62
Fair value of vested restricted stock	$1,294	$974

*	For the three months ended March 31, 2017, tax benefits were realized for paid dividends only.

Note 16 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of March 31, 2018, the Company has contractual obligations related to three multi-year reinsurance contracts. Two of these contracts have effective dates of June 1, 2016 and the other has an effective date of July 1, 2017. These contracts may be cancelled only with the other party’s consent. The table below presents the future minimum aggregate premium amounts payable to the reinsurers.

Due in 12 months following March 31,
2018*	$22,309
2019*	2,908
2020*	727

Total	$25,944

*	Premiums payable after June 30, 2018 under one contract are estimated.

Capital Commitment

As described in Note 4 – “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for five limited partnership interests. At March 31, 2018, there was an aggregate unfunded balance of $17,742.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 17 – Related Party Transactions

During the first quarter of 2018, the Company purchased six-month certificates of deposit totaling approximately $15,094 from First Home Bank, a local bank in the Tampa Bay area where two of the Company’s directors are members of the bank’s board of directors. These certificates of deposit have a fixed interest rate of 1.95% with interest payable at maturity. The interest rate and terms of the certificates are comparable to those offered to other clients of the bank.

Note 18 – Subsequent Events

On April 16, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividends are payable on June 15, 2018 to stockholders of record on May 18, 2018.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2018. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based company that, through its subsidiaries, is engaged in a variety of business activities, including property and casualty insurance, reinsurance, real estate and information technology. Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage the following operating divisions:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Other Operations

•	Real estate

•	Information technology

For the three months ended March 31, 2018 and 2017, revenues from insurance operations before intracompany elimination represented 94.8% and 96.5%, respectively, of total revenues of all operating segments. At March 31, 2018 and December 31, 2017, insurance operations’ total assets represented 86.1% and 87.1%, respectively, of the combined assets of all operating segments. See Note 11 – “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Insurance Operations

Property and Casualty Insurance

Our insurance business is operated through two insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), our principal operating subsidiary, and TypTap Insurance Company (“TypTap”). We provide various forms of residential insurance products such as homeowners insurance, fire insurance, flood insurance and wind-only insurance. We are authorized to write residential property and casualty insurance in the states of Arkansas, California, Florida, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. Florida is currently our only market. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens Property Insurance Corporation, a Florida state-supported insurer. This growth track has been beneficial to us although there are fewer policies available for assumption today as a result of increased competition in the Florida market. We expect the flood insurance products offered by TypTap and HCPCI to become significant contributors to future financial results.

Reinsurance

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, displacing the need for HCPCI or TypTap to pay premiums to third party reinsurers. Claddaugh fully collateralizes its exposure to our insurance subsidiaries by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocessional reinsurance contracts. Currently, Claddaugh does not provide reinsurance to non-affiliates.

Other Operations

Real Estate

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes. Properties used in operations consist of our Tampa headquarters building and a secondary insurance operations site in Ocala, Florida. We also have investment properties consisting of a combined 24 acres of waterfront properties that include one full-service restaurant and two marinas, two retail shopping centers, and one office building. In January 2018, we acquired full ownership of one limited liability company which owns commercial real estate in Riverview, Florida. See Consolidated Variable Interest Entity in Note 4 – “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products or services that support in-house operations as well as our third party relationships with our agency partners and claim vendors. These products include PropletTM, TypTapTM, SAMSTM, CasaClueTM, Exzeo®, and Atlas ViewerTM.

Recent Events

On April 16, 2018, our Board of Directors declared a quarterly dividend of $0.375 per common share. The dividends are payable on June 15, 2018 to stockholders of record on May 18, 2018.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Operating Revenue
Gross premiums earned	$85,772	$91,619
Premiums ceded	(32,250)	(28,583)

Net premiums earned	53,522	63,036
Net investment income	3,218	2,834
Net realized investment gains	2,232	715
Net unrealized investment losses	(2,600)	—
Net other-than-temporary impairment losses	(40)	(213)
Policy fee income	865	908
Other income	542	433

Total operating revenue	57,739	67,713

Operating Expenses
Losses and loss adjustment expenses	19,655	25,529
Policy acquisition and other underwriting expenses	9,360	9,649
General and administrative personnel expenses*	6,283	6,975
Interest expense	4,470	3,542
Other operating expenses	3,167	2,876

Total operating expenses	42,935	48,571

Income before income taxes	14,804	19,142
Income tax expense	4,013	7,122

Net income	$10,791	$12,020

Ratios to Net Premiums Earned:
Loss Ratio	36.72%	40.50%
Expense Ratio	43.50%	36.55%

Combined Ratio	80.22%	77.05%

Ratios to Gross Premiums Earned:
Loss Ratio	22.92%	27.86%
Expense Ratio	27.14%	25.15%

Combined Ratio	50.06%	53.01%

Earnings Per Share Data:
Basic	$1.25	$1.27

Diluted	$1.11	$1.15

*	For the three months ended March 31, 2017, we reclassified certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits previously reported in other operating expenses to general and administrative personnel expenses to conform with our 2018 presentation.

Comparison of the Three Months ended March 31, 2018 to the Three Months ended March 31, 2017

Our results of operations for the three months ended March 31, 2018 reflect income available to common stockholders of approximately $10,791,000, or $1.11 earnings per diluted common share, compared with approximately $12,020,000, or $1.15 earnings per diluted common share, for the three months ended March 31, 2017. The quarter-over-quarter decrease was primarily due to a $9,514,000 decrease in net premiums earned and a net investment loss of $368,000 in 2018 versus an investment gain of $715,000 in 2017, offset by a $5,874,000 decrease in losses and loss adjustment expenses, which contributed to a decrease in pre-tax income of $4,338,000. In addition, our income tax expense in 2018 was positively impacted by a lower federal corporate income tax rate effective January 1, 2018.

Revenue

Gross Premiums Earned for the three months ended March 31, 2018 and 2017 were approximately $85,772,000 and $91,619,000, respectively. The decrease in 2018 compared with the first quarter of the prior year was primarily attributable to policy attrition.

Premiums Ceded for the three months ended March 31, 2018 and 2017 were approximately $32,250,000 and $28,583,000, respectively, representing 37.6% and 31.2%, respectively, of gross premiums earned. The $3,667,000 increase was primarily attributable to a net increase of ceded premiums attributable to retrospective provisions under certain reinsurance contracts due to losses incurred by Hurricane Irma in September 2017 as opposed to a net reduction in ceded premiums in the corresponding period in 2017.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended March 31, 2018, premiums ceded included a net increase of approximately $337,000 related to retrospective provisions. For the three months ended March 31, 2017, premiums ceded reflected a net reduction of approximately $3,322,000. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended March 31, 2018 and 2017 totaled approximately $37,897,000 and $42,842,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $4,945,000 decrease in 2018 resulted from the increase in premiums ceded as described above combined with a decrease in gross premiums written during the period due to policy attrition. We had approximately 136,000 policies in force at March 31, 2018 as compared with approximately 148,000 policies in force at March 31, 2017.

Net Premiums Earned for the three months ended March 31, 2018 and 2017 were approximately $53,522,000 and $63,036,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net Premiums Written	$37,897	$42,842
Decrease in Unearned Premiums	15,625	20,194

Net Premiums Earned	$53,522	$63,036

Net Realized Investment Gains for the three months ended March 31, 2018 and 2017 were approximately $2,232,000 and $715,000, respectively. The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio to mitigate the impact from the rising interest rate trend and to decrease our holdings in municipal bonds as they become less attractive in a low tax rate environment.

Net Unrealized Investment Losses for the three months ended March 31, 2018 were $2,600,000, representing a net unfavorable change in the fair value of equity securities during the period subsequent to the adoption of the new accounting standard as described in Note 1 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $19,655,000 and $25,529,000 for the three months ended March 31, 2018 and 2017, respectively. During the first quarter of 2018, we had fewer non-catastrophic claims as compared with the corresponding period in 2017. Loss reserves established during the first quarter of 2018 primarily pertained to claims in the 2018 loss year, whereas our 2017 losses and loss adjustment expenses were impacted by the strengthening of loss reserves in response to trends involving assignment of insurance benefits and related litigation. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2018 and 2017 of approximately $9,360,000 and $9,649,000, respectively, primarily reflected commissions and premium taxes related to the policies that have renewed.

General and Administrative Personnel Expenses for the three months ended March 31, 2018 and 2017 were approximately $6,283,000 and $6,975,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of Hurricane Irma claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter decrease of $692,000 was primarily attributable to recoverable Hurricane Irma payroll costs and lower share-based compensation expense during the first quarter of 2018.

Interest Expense for the three months ended March 31, 2018 and 2017 was approximately $4,470,0000 and $3,542,000, respectively. The increase primarily resulted from the 4.25% convertible debt offering completed in March 2017.

Income Tax Expense for the three months ended March 31, 2018 and 2017 was approximately $4,013,000 and $7,122,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 27.1% for 2018 and 37.2% for 2017.

Ratios:

The loss ratio applicable to the three months ended March 31, 2018 (losses and loss adjustment expenses incurred related to net premiums earned) was 36.7% compared with 40.5% for the three months ended March 31, 2017. The decrease was primarily due to a decrease in losses and loss adjustment expenses as described previously.

The expense ratio applicable to the three months ended March 31, 2018 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 43.5% compared with 36.6% for the three months ended March 31, 2017. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2018 was 80.2% compared with 77.1% for the three months ended March 31, 2017. The increase was attributable to the higher percentage decrease in net premiums earned than the percentage decrease in total expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended March 31, 2018 was 50.1% compared with 53.0% for the three months ended March 31, 2017. The decrease in 2018 was attributable to the factors described above.

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

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and to fund operating expenses and real estate acquisitions.

Senior Notes and Promissory Notes

The following table summarizes the principal and interest payment obligations of our long-term debt at March 31, 2018:

	Maturity Date	Interest Payment Due Date
3.875% Convertible Senior Notes	March 2019	March 15 and September 15
4.25% Convertible Senior Notes	March 2037	March 1 and September 1
4% Promissory Note	Through February 2031	1st day of each month
3.75% Callable Promissory Note	Through September 2036	1st day of each month
3.95% Promissory Note	Through February 2020	17th of each month

See Note 8 – “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. These funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At March 31, 2018, there was an aggregate unfunded capital balance of $17,742,000. See Limited Partnership Investments under Note 4 – “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

In December 2017, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At March 31, 2018, there was approximately $13,468,000 available under the plan. See Note 14 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Cash Flows for the Three months ended March 31, 2018

Net cash used in operating activities for the three months ended March 31, 2018 was approximately $14,593,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $4,502,000 was primarily due to the purchases of fixed-maturity and equity securities of $54,783,000, the purchases of short-term investments of $55,433,000, and the limited partnership investments of $1,586,000, offset by the proceeds from sales of fixed-maturity and equity securities of $101,643,000, and the proceeds from redemptions and maturities of fixed-maturity securities of $6,195,000. Net cash used in financing activities totaled $10,545,000, which was primarily due to $6,748,000 used in our share repurchases and $2,998,000 of net cash dividend payments.

Cash Flows for the Three months ended March 31, 2017

Net cash provided by operating activities for the three months ended March 31, 2017 was approximately $24,365,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $801,000 was primarily due to the purchases of fixed-maturity and equity securities of $20,961,000, the limited partnership investments of $2,346,000, and the real estate investments of $1,119,000, offset by the distributions of $11,758,000 from limited partnership investments and the proceeds from sales of fixed-maturity and equity securities of $11,710,000. Net cash provided by financing activities totaled $103,905,000, which was primarily due to the proceeds from issuance of 4.25% Convertible Senior Notes of $143,750,000, offset by $4,806,000 of related underwriting and issuance costs, $31,555,000 used in our share repurchases and $3,378,000 of net cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At March 31, 2018, we had $241,312,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we had unexpired capital commitments for five limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 16 – “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of March 31, 2018 (amounts in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$976	290	558	128	—
Service agreement (1)	97	24	52	21	—
Reinsurance contracts (2)	25,944	22,309	2,908	727	—
Unfunded capital commitments (3)	17,742	17,742	—	—	—
Long-term debt obligations (4)	294,563	102,153	24,528	152,773	15,109

Total	$339,322	142,518	28,046	153,649	15,109

(1)	Represents the lease for office space in Miami Lakes, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the March 31, 2018 exchange rate.
(2)	Represents the minimum payment of reinsurance premiums under multi-year reinsurance contracts. Reinsurance premiums payable after June 30, 2018 under one contract are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.
(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to five limited partnerships in which we hold interests.
(4)	Amounts represent principal and interest payments over the lives of various long-term debt obligations. See Note 8 – “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

We believe our critical accounting policies and estimates are those related to losses and loss adjustment expenses, reinsurance recoverable, reinsurance with retrospective provisions, deferred income taxes, and stock-based compensation expense. These policies are critical to the portrayal of our financial condition and operating results. They require management to make judgments and estimates about inherently uncertain matters. Material estimates that are particularly susceptible to significant change in the near term are related to our losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported and reinsurance contracts with retrospective provisions.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2018, $114,215,000 of the total $148,586,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $34,371,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2018, $29,733,000 of the $34,371,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $198,578,000 at December 31, 2017 to $148,586,000 at March 31, 2018. The $49,992,000 decrease is comprised of reductions in our Reserves of $55,483,000 for 2017 and $9,552,000 for 2016 and prior loss years offset by $15,043,000 in reserves established for claims occurring in the 2018 loss year. The $15,043,000 in Reserves established for 2018 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of March 31, 2018. The decrease of $65,035,000 specific to our 2017 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2018 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended March 31, 2018 and 2017, we accrued benefits of $429,000 and $2,491,000, respectively. We recognized additional ceded premiums of $766,000 for the three months ended March 31, 2018. For the three months ended March 31, 2017, we deferred recognition of $831,000 of reinsurance costs. In combination, for the three months ended March 31, 2018, we recognized a net increase in ceded premiums of $337,000 as opposed to a net reduction in ceded premiums of $3,322,000 for the three months ended March 31, 2017. As of March 31, 2018, we had $2,822,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively. At December 31, 2017, we had $2,393,000 of accrued benefits related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 7, 2018. For the three months ended March 31, 2018, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at March 31, 2018 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

Our investment portfolios are exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the value of our investment portfolios.

We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity. In addition, we recognize any unrealized gains or losses related to our equity securities in our statement of income. As a result, our results of operations can be materially affected by the volatility in the equity market.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2018 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$185,395	$(10,308)	(5.27)%
200 basis point increase	188,828	(6,875)	(3.51)%
100 basis point increase	192,264	(3,439)	(1.76)%
100 basis point decrease	199,144	3,441	1.76%
200 basis point decrease	202,568	6,865	3.51%
300 basis point decrease	205,199	9,496	4.85%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2018 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$813	0.4	$792	0.4
AA+, AA, AA-	92,606	47.0	92,047	47.0
A+, A, A-	58,077	29.5	56,939	29.1
BBB+, BBB, BBB-	33,147	16.8	33,342	17.0
BB+, BB, BB-	5,421	2.7	5,525	2.8
B+, B, B-	894	0.5	838	0.5
CCC+, CC and Not rated	6,177	3.1	6,220	3.2

Total	$197,135	100.0	$195,703	100.0

Equity Price Risk

Our equity investment portfolio at March 31, 2018 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2018 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$22,533	49
Industrial	5,950	13
Consumer	5,587	12
Other (1)	7,619	17

	41,689	91

Mutual funds and exchange traded funds by type:
Debt	3,920	9

Total	$45,609	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2018, we did not have any material exposure to foreign currency related risk.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, our chief executive officer and our chief financial officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 7, 2018.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities and Use of Proceeds

None

(b) Repurchases of Securities

The table below summarizes the number of common shares repurchased during the three months ended March 31, 2018 under the repurchase plan approved by our Board of Directors in December 2017 and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares in January and February 2018 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (a)
January 31, 2018	82,810	$34.07	77,091	$17,376
February 28, 2018	63,624	$35.22	63,253	$15,148
March 31, 2018	44,227	$37.99	44,227	$13,468

	190,661	$35.37	184,571

(a)	Represents the balances before commissions and fees at the end of each month.

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

During the quarter ended March 31, 2018, our insurance subsidiaries did not pay dividend to HCI.

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

HCI GROUP, INC.

May 2, 2018	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 2, 2018	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.