Form 10-Q
period 2018-06-30
HCI Group, Inc.
filed 2018-08-03
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on July 26, 2018 was 9,284,475.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $166,552 and $235,633, respectively)	$165,133	$237,484
Equity securities, at fair value (cost: $38,608 and $54,282, respectively)	40,125	59,956
Short-term investments, at fair value	110,042	—
Limited partnership investments, at equity	25,951	23,184
Investment in unconsolidated joint venture, at equity	1,634	1,304
Real estate investments (Note 4 – Consolidated Variable Interest Entity)	64,081	58,358

Total investments	406,966	380,286
Cash and cash equivalents	216,453	255,884
Restricted cash	809	809
Accrued interest and dividends receivable	1,472	1,983
Income taxes receivable	3,108	16,192
Premiums receivable	25,897	17,807
Prepaid reinsurance premiums	29,580	22,286
Reinsurance recoverable:
Paid losses and loss adjustment expenses	12,903	2,344
Unpaid losses and loss adjustment expenses	82,998	100,760
Deferred policy acquisition costs	20,086	16,712
Property and equipment, net	12,845	12,465
Intangible assets, net	5,102	4,995
Other assets (Note 4 – Consolidated Variable Interest Entity)	23,493	9,741

Total assets	$841,712	$842,264

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$172,387	$198,578
Unearned premiums	194,828	164,896
Advance premiums	13,150	4,948
Assumed reinsurance balances payable	133	15
Accrued expenses (Note 4 – Consolidated Variable Interest Entity)	10,044	6,035
Reinsurance recovered in advance on unpaid losses	—	13,885
Deferred income taxes, net	2,993	1,890
Long-term debt	240,983	237,835
Other liabilities (Note 4 – Consolidated Variable Interest Entity)	16,173	20,207

Total liabilities	650,691	648,289

Commitments and contingencies (Note 16)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 8,517,888 and 8,762,416 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	—	—
Additional paid-in capital	—	—
Retained income	192,080	189,409
Accumulated other comprehensive (loss) income, net of taxes	(1,059)	4,566

Total stockholders’ equity	191,021	193,975

Total liabilities and stockholders’ equity	$841,712	$842,264

See accompanying Notes to Consolidated Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Gross premiums earned	$85,919	$90,088	$171,691	$181,707
Premiums ceded	(32,954)	(28,241)	(65,204)	(56,824)

Net premiums earned	52,965	61,847	106,487	124,883
Net investment income	3,399	2,810	6,617	5,644
Net realized investment gains	2,662	1,787	4,894	2,502
Net unrealized investment losses	(1,557)	—	(4,157)	—
Net other-than-temporary impairment losses	(40)	(177)	(80)	(390)
Policy fee income	855	908	1,720	1,816
Other	529	405	1,071	838

Total revenue	58,813	67,580	116,552	135,293

Expenses
Losses and loss adjustment expenses	21,803	27,665	41,458	53,194
Policy acquisition and other underwriting expenses	9,959	10,070	19,319	19,719
General and administrative personnel expenses	7,840	7,374	14,123	14,349
Interest expense	4,505	4,378	8,975	7,920
Loss on repurchases of senior notes	—	743	—	743
Other operating expenses	3,186	3,045	6,353	5,921

Total expenses	47,293	53,275	90,228	101,846

Income before income taxes	11,520	14,305	26,324	33,447
Income tax expense	5,117	4,763	9,130	11,885

Net income	$6,403	$9,542	$17,194	$21,562

Basic earnings per share	$0.96	$1.05	$2.21	$2.32

Diluted earnings per share	$0.92	$0.93	$2.03	$2.07

Dividends per share	$0.375	$0.35	$0.725	$0.70

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$6,403	$9,542	$17,194	$21,562

Other comprehensive income:
Change in unrealized gain (loss) on investments:
Net unrealized (loss) gain arising during the period	(65)	654	(2,693)	2,667
Other-than-temporary impairment loss charged to income	40	177	80	390
Call and repayment losses charged to investment income	3	8	4	9
Reclassification adjustment for net realized loss (gain)	35	(1,787)	(661)	(2,502)

Net change in unrealized gain (loss)	13	(948)	(3,270)	564
Deferred income taxes on above change	(3)	365	829	(218)

Total other comprehensive income (loss), net of income taxes	10	(583)	(2,441)	346

Comprehensive income	$6,413	$8,959	$14,753	$21,908

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$17,194	$21,562
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,905	2,139
Net amortization of debt securities	528	535
Depreciation and amortization	5,439	4,380
Deferred income tax expense (benefit)	1,932	(1,430)
Net realized investment gains	(4,894)	(2,502)
Net unrealized investment losses	4,157	—
Other-than-temporary impairment losses	80	390
Income from unconsolidated joint venture	(330)	(142)
Distribution received from unconsolidated joint venture	—	147
Net income from limited partnership interests	(852)	(1,332)
Distributions received from limited partnership interests	609	426
Loss on repurchases of senior notes	—	743
Foreign currency remeasurement loss (gain)	115	(51)
Other	—	116
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	511	(427)
Income taxes	13,084	1,838
Premiums receivable	(8,090)	(9,345)
Prepaid reinsurance premiums	(7,294)	(11,478)
Reinsurance recoverable	7,203	—
Deferred policy acquisition costs	(3,374)	(3,612)
Other assets	1,520	(6,862)
Losses and loss adjustment expenses	(26,191)	2,597
Unearned premiums	29,932	24,167
Advance premiums	8,202	10,316
Assumed reinsurance balances payable	118	(3,113)
Reinsurance recovered in advance on unpaid losses	(13,885)	—
Accrued expenses and other liabilities	(28)	2,411

Net cash provided by operating activities	27,591	31,473

Cash flows from investing activities:
Investments in limited partnership interests	(2,638)	(1,489)
Distributions received from limited partnership interests	114	11,758
Distribution from unconsolidated joint venture	—	417
Purchase of property and equipment	(1,045)	(1,295)
Purchase of real estate investments	(6,520)	(1,931)
Purchase of intangible assets	(409)	—
Purchase of fixed-maturity securities	(50,976)	(91,354)
Purchase of equity securities	(20,832)	(22,738)
Purchase of short-term investments	(125,001)	—
Proceeds from sales of fixed-maturity securities	77,769	6,873
Proceeds from calls, repayments and maturities of fixed-maturity securities	27,207	3,937
Proceeds from sales of equity securities	40,436	20,902
Proceeds from sales, redemptions and maturities of short-term investments	15,093	—
Proceeds from sales of derivative instruments	24	—

Net cash used in investing activities	(46,778)	(74,920)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from financing activities:
Cash dividends paid	(5,011)	(7,026)
Cash dividends received under share repurchase forward contract	590	503
Proceeds from exercise of common stock options	—	75
Proceeds from issuance of long-term debt	—	143,859
Repurchases of senior notes	—	(40,250)
Repayment of long-term debt	(520)	(465)
Repurchases of common stock	(941)	(30,636)
Repurchases of common stock under share repurchase plan	(13,711)	(1,590)
Purchase of non-controlling interest	(539)	—
Debt issuance costs	—	(4,975)

Net cash (used in) provided by financing activities	(20,132)	59,495

Effect of exchange rate changes on cash	(112)	50

Net (decrease) increase in cash, cash equivalents, and restricted cash	(39,431)	16,098
Cash, cash equivalents, and restricted cash at beginning of period	256,693	281,131

Cash, cash equivalents, and restricted cash at end of period	$217,262	$297,229

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$43	$11,476

Cash paid for interest	$5,309	$3,620

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(2,441)	$346

Conversion of revolving credit facility to long-term debt	$—	$9,441

Receivable from sales of equity securities	$530	$—

Payable on purchases of equity securities	$—	$694

Receivable from maturities of fixed-maturity securities	$15,000	$—

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2017	8,762,416	$—	$—	$189,409	$4,566	$193,975
Net income	—	—	—	17,194	—	17,194
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,441)	(2,441)
Cumulative effect adjustments for adoption of new accounting standards:
Reclassification of after-tax net unrealized holding gains related to equity securities	—	—	—	4,168	(4,168)	—
Reclassification of stranded tax effects related to available-for-sale fixed-maturity and equity securities	—	—	—	(984)	984	—
Issuance of restricted stock	183,360	—	—	—	—	—
Forfeiture of restricted stock	(45,020)	—	—	—	—	—
Repurchase and retirement of common stock	(23,346)	—	(941)	—	—	(941)
Repurchase and retirement of common stock under share repurchase plan	(359,522)	—	(13,711)	—	—	(13,711)
Purchase of noncontrolling interest	—	—	(539)	—	—	(539)
Common stock dividends	—	—	—	(4,421)	—	(4,421)
Stock-based compensation	—	—	1,905	—	—	1,905
Additional paid-in capital shortfall allocated to retained income	—	—	13,286	(13,286)	—	—

Balance at June 30, 2018	8,517,888	$—	$—	$192,080	$(1,059)	$191,021

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

For the Six Months Ended June 30, 2017

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K, which was filed with the SEC on March 7, 2018.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments—Overall (Subtopic 825-10). ASU 2016-01 amends the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 requires all equity investments other than those accounted for under the equity method of accounting or those that result in consolidation of the investee to be measured at fair value with changes in the fair value recognized through income. ASU 2016-01 also supersedes the guidance that requires classification of equity securities with readily determinable fair values into either “trading” or “available-for-sale.” Upon adoption of this standard, the after-tax net unrealized holding gains of $4,168 in accumulated other comprehensive income at December 31, 2017, which pertain to available-for-sale equity securities and represent a cumulative-effect amount, were reclassified to beginning retained income. Any subsequent changes in the fair value of equity securities have now been recognized in the Company’s consolidated statement of income rather than in accumulated other comprehensive income. In addition, previously reported available-for-sale and trading equity securities of $58,911 and $1,045, respectively, at December 31, 2017 are combined and presented as equity securities on the comparative balance sheet. Certain prior-period disclosures related to equity securities are reorganized to conform with current period presentation.

Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 amends guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption of this standard, restricted cash is now included with cash and cash equivalents when the Company reconciles the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. In addition, the consolidated statement of cash flows for the prior period presented is retrospectively restated to comply with the new standard. This change in classification and presentation of restricted cash increases the previously reported cash flows from operating activities for the six months ended June 30, 2017 from $31,364 to $31,473.

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

Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement – Reporting Comprehensive Income (Topic 220). ASU 2018-02 primarily allows a reclassification from accumulated other comprehensive income to retained income for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company elected to early adopt this standard in the first quarter of 2018. As a result, the Company decreased beginning retained income and increased accumulated other comprehensive income by $984 of the net deferred tax effects pertaining to available-for-sale fixed-maturity and equity securities as of December 31, 2017.

Equity Securities

Equity securities represent ownership interests held by the Company in entities for investment purpose. Prior to January 1, 2018, these equity securities were classified as either available-for-sale or trading and were carried at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses from the changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income. Effective January 1, 2018, unrealized holding gains and losses are reported in the consolidated statement of income as net unrealized investment gains and losses. As a result, other-than-temporary impairments will no longer be considered for equity securities. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out method (see Equity Securities in Note 4 — “Investments”).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Short-Term Investments

Short-term investments include certificates of deposit issued by financial institutions and commercial paper with original maturities of more than three months but less than one year at date of acquisition. These short-term investments are carried at cost or amortized cost, which approximates fair value.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. For example, certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits, which were previously reported in other operating expenses totaling $1,931 and $3,903 for the three and six months ended June 31, 2017, respectively, were reclassified to general and administrative personnel expenses to conform with the 2018 presentation.

Note 2 — Recent Accounting Pronouncements

Accounting Standard to be Adopted in Fiscal Year 2019

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The guidance establishes new principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 supersedes accounting for leases prescribed in Topic 840, Leases. ASU 2016-02 leaves lessor accounting substantially unchanged. The key change affecting the Company is the requirement that operating leases be recorded on the balance sheet. The Company is required to use a modified retrospective method and apply this standard at the beginning of the earliest comparative period presented in the financial statements. The Company has identified lease contracts that will be affected by this standard. The Company has chosen to apply the practical expedients related to the identification and classification of leases that commenced before the effective date, initial direct cost for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease. The Company has not yet elected the transition method. The Company does not anticipate a material impact on its financial position.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 3 — Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$216,453	$255,884
Restricted cash	809	809

Total	$217,262	$256,693

Restricted cash primarily represents funds held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements.

Note 4 — Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At June 30, 2018 and December 31, 2017, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of June 30, 2018
U.S. Treasury and U.S. government agencies	$70,017	$2	$(404)	$69,615
Corporate bonds	73,812	224	(1,764)	72,272
State, municipalities, and political subdivisions	13,464	184	(2)	13,646
Exchange-traded debt	9,259	363	(22)	9,600

Total	$166,552	$773	$(2,192)	$165,133

As of December 31, 2017
U.S. Treasury and U.S. government agencies	$42,313	$1	$(287)	$42,027
Corporate bonds	106,897	1,110	(904)	107,103
State, municipalities, and political subdivisions	78,954	1,816	(75)	80,695
Exchange-traded debt	7,469	197	(7)	7,659

Total	$235,633	$3,124	$(1,273)	$237,484

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2018 and December 31, 2017 are as follows:

	Cost or Amortized Cost	Estimated Fair Value
As of June 30, 2018
Due in one year or less	$71,013	$70,746
Due after one year through five years	75,293	74,028
Due after five years through ten years	17,125	17,080
Due after ten years	3,121	3,279

	$166,552	$165,133

	Cost or Amortized Cost	Estimated Fair Value
As of December 31, 2017
Due in one year or less	$35,386	$35,364
Due after one year through five years	116,378	115,766
Due after five years through ten years	57,415	58,984
Due after ten years	26,454	27,370

	$235,633	$237,484

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2018	$559	$—	$(35)

Three months ended June 30, 2017	$2,434	$6	$(18)

Six months ended June 30, 2018	$77,769	$1,161	$(500)

Six months ended June 30, 2017	$6,873	$29	$(22)

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

For the three and six months ended June 30, 2018, the Company recognized $40 and $80, respectively, of impairment loss on one fixed-maturity security. Prior to the sale of one intent-to-sell fixed-maturity security, the Company recognized $38 of impairment loss for this security for the three months ended June 30, 2017. For the six months ended June 30, 2017, the Company recognized impairment losses of $100 attributable to the sale of two intent-to-sell fixed-maturity securities. At June 30, 2018, one fixed-maturity security was considered other-than-temporarily impaired versus two fixed-maturity securities at June 30, 2017.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income from available for sale fixed-maturity securities.

	2018	2017
Balance at January 1	$—	$475
Additional credit impairments on previously impaired securities	—	—

Balance at June 30	$—	$475

Securities with gross unrealized loss positions at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2018	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(327)	$59,820	$(77)	$3,903	$(404)	$63,723
Corporate bonds	(324)	24,493	(1,440)	32,434	(1,764)	56,927
State, municipalities, and political subdivisions	(2)	724	—	—	(2)	724
Exchange-traded debt	(22)	1,761	—	—	(22)	1,761

Total	$(675)	$86,798	$(1,517)	$36,337	$(2,192)	$123,135

At June 30, 2018, there were 119 securities in an unrealized loss position. Of these securities, 18 securities had been in an unrealized loss position for 12 months or longer.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2017	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(246)	$40,587	$(41)	$1,938	$(287)	$42,525
Corporate bonds	(174)	40,627	(730)	30,563	(904)	71,190
State, municipalities, and political subdivisions	(30)	9,775	(45)	2,297	(75)	12,072
Exchange-traded debt	(6)	2,481	(1)	36	(7)	2,517

Total available-for-sale securities	$(456)	$93,470	$(817)	$34,834	$(1,273)	$128,304

At December 31, 2017, there were 77 securities in an unrealized loss position. Of these securities, 15 securities had been in an unrealized loss position for 12 months or longer.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At June 30, 2018 and December 31, 2017, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
June 30, 2018	$38,608	$3,008	$(1,491)	$40,125
December 31, 2017	$54,282	$6,383	$(709)	$59,956

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the periods related to equity securities still held.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net gains recognized	$1,134	$70
Less: Net realized gains recognized for securities sold	2,691	4,227

Net unrealized losses recognized*	$(1,557)	$(4,157)

*	Unrealized holding gains and losses for the corresponding periods in 2017 were reported in accumulated other comprehensive income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2018	$16,003	$2,794	$(103)

Three months ended June 30, 2017	$13,631	$2,090	$(291)

Six months ended June 30, 2018	$40,436	$4,971	$(744)

Six months ended June 30, 2017	$20,902	$2,835	$(340)

c) Short-Term Investments

Short-term investments consist of the following at June 30, 2018. The Company did not have short-term investments at December 31, 2017.

Certificates of deposit	$55,458
Zero-coupon commercial paper	54,584

Total	$110,042

d) Limited Partnership Investments

The Company has interests in limited partnerships that are not registered or readily tradeable on a securities exchange. These partnerships are private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships. In February 2018, the Company entered into a subscription agreement to invest $5,000 with a limited partnership specializing in real estate private equity funds and portfolios. The following table provides information related to the Company’s investments in limited partnerships:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	June 30, 2018			December 31, 2017
Investment Strategy	Carrying Value	Unfunded Balance	(%)(a)	Carrying Value	Unfunded Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$7,847	$4,775	15.37	$7,276	$5,505	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	9,256	—	1.76	7,951	1,745	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	7,939	2,073	0.18	7,509	2,512	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	909	4,000	0.47	448	4,566	0.47
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	—	5,000	4.63	—	—	—

Total	$25,951	$15,848		$23,184	$14,328

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)

Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.

(c)	Expected to have a ten-year term and the capital commitment is expected to expire on September 3, 2019.
(d)	Expected to have a three-year term from June 30, 2018.
(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Expected to have a ten-year term and the capital commitment is expected to expire on June 30, 2020.
(g)	With the consent of a supermajority of partners, the term of the fund may be extended for up to three additional one-year periods.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating results:
Total income	$51,074	$157,433	$209,030	$229,750
Total expenses	(27,951)	(26,177)	(85,695)	(53,819)

Net income (loss)	$23,123	$131,256	$123,335	$175,931

	June 30,	December 31,
	2018	2017
Balance Sheet:
Total assets	$5,591,391	$4,381,321
Total liabilities	$272,046	$382,310

For the three and six months ended June 30, 2018, the Company recognized net investment income of $247 and $852, respectively, for these investments. During the three and six months ended June 30, 2018, the Company received total cash distributions of $595 and $723, respectively. Cash distributions representing return on investment were $481 and $609 for the three and six months ended June 30, 2018, respectively.

For the three and six months ended June 30, 2017, the Company recognized net investment income of $560 and $1,332, respectively. During the three months ended June 30, 2017, the Company received in cash a return on investment of $154. During the six months ended June 30, 2017, the Company received total cash distributions of $12,184, representing $11,758 of returned capital and $426 of return on investment. At June 30, 2018 and December 31, 2017, the Company’s cumulative contributed capital to the partnerships at each respective balance sheet date totaled $23,810 and $21,172, respectively, and the Company’s maximum exposure to loss aggregated $25,951 and $23,184, respectively.

e) Investment in Unconsolidated Joint Venture

The Company has an equity investment in FMKT Mel JV (“FMJV”), which is a limited liability company treated as a joint venture under U.S. GAAP. At June 30, 2018 and December 31, 2017, the Company’s maximum exposure to loss relating to the variable interest entity was $1,634 and $1,304, respectively, representing the carrying value of the investment. There was no cash distribution during the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company received a cash distribution of $564, representing a combined distribution of $147 in earnings and $417 in capital. There was no undistributed income at June 30, 2018 and December 31, 2017. In June 2018, FMJV sold one of its outparcels for $849 and recognized a gain of $438. The following tables provide FMJV’s summarized unaudited financial results and unaudited financial positions:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating results:
Total revenues and gain	$438	$—	$438	$331
Total expenses	(14)	(33)	(71)	(65)

Net income (loss)	$424	$(33)	$367	$266

The Company’s share of net income (loss)*	$381	$(30)	$330	$142

*

Included in net investment income in the Company’s consolidated statements of income. Gain from the sale of an outparcel in 2017 was allocated in accordance with the method specified in the operating agreement.

	June 30, 2018	December 31, 2017
Balance Sheet:
Construction in progress - real estate	$—	$27
Real estate investments, net	801	1,199
Cash	1,017	236
Other	5	5

Total assets	$1,823	$1,467

Other liabilities	$7	$18
Members’ capital	1,816	1,449

Total liabilities and members’ capital	$1,823	$1,467

Investment in unconsolidated joint venture, at equity**	$1,634	$1,304

**	Includes the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

f) Real Estate Investments

Real estate investments consist of the following as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
Land	$30,510	$26,315
Land improvements	9,920	9,904
Buildings	21,348	21,284
Tenant and leasehold improvements	1,292	1,204
Other	5,206	3,050

Total, at cost	68,276	61,757
Less: accumulated depreciation and amortization	(4,195)	(3,399)

Real estate investments	$64,081	$58,358

On June 13, 2018, the Company, through a wholly owned subsidiary, acquired commercial real estate in Clearwater, Florida, including assumed liabilities of $35, for a purchase price of $6,766. The real estate consisted of land, one in-place lease agreement which was recorded in intangible assets, and commercial structures that will require renovation. This transaction was accounted for as an asset acquisition.

Depreciation and amortization expense related to real estate investments was $402 and $351 for the three months ended June 30, 2018 and 2017, respectively, and $796 and $688 for the six months ended June 30, 2018 and 2017, respectively.

g) Consolidated Variable Interest Entity

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

h) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Available-for-sale fixed-maturity securities	$1,126	$1,403	$2,265	$2,640
Equity securities	527	797	1,148	1,671
Investment expense	(140)	(191)	(310)	(350)
Limited partnership investments	247	560	852	1,332
Real estate investments	14	(168)	217	(564)
Income (loss) from unconsolidated joint venture	381	(30)	330	142
Cash and cash equivalents	818	439	1,642	767
Short-term investments	426	—	473	—
Other	—	—	—	6

Net investment income	$3,399	$2,810	$6,617	$5,644

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

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized (loss) gain arising during the period	$(65)	$(16)	$(49)	$654	$252	$402
Other-than-temporary impairment loss	40	10	30	177	69	108
Call and repayment losses charged to investment income	3	1	2	8	3	5
Reclassification adjustment for realized losses (gains)	35	8	27	(1,787)	(689)	(1,098)

Total other comprehensive gain (loss)	$13	$3	$10	$(948)	$(365)	$(583)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized (loss) gain arising during the period	$(2,693)	$(682)	$(2,011)	$2,667	$1,029	$1,638
Other-than-temporary impairment loss	80	20	60	390	150	240
Call and repayment losses charged to investment income	4	1	3	9	4	5
Reclassification adjustment for realized gains	(661)	(168)	(493)	(2,502)	(965)	(1,537)

Total other comprehensive (loss) gain	$(3,270)	$(829)	$(2,441)	$564	$218	$346

Note 6 — Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	—	Other inputs that are observable for the asset, either directly or indirectly such as quoted prices for identical assets that are not observable throughout the full term of the asset.

Level 3	—	Inputs that are unobservable.

Valuation Methodology

Cash and cash equivalents

Cash and cash equivalents primarily consist of money-market funds. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

Short-term investments

Short-term investments consist of certificates of deposit and zero-coupon commercial paper maturing in one year. Due to their short maturity, the carrying value approximates fair value.

Fixed-maturity and equity securities

Estimated fair values are determined in accordance with U.S. GAAP, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2018
Financial Assets:
Cash and cash equivalents	$216,453	$—	$—	$216,453
Short-term investments	—	—	110,042	110,042
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	68,115	1,500	—	69,615
Corporate bonds	72,272	—	—	72,272
State, municipalities, and political subdivisions	—	13,646	—	13,646
Exchange-traded debt	9,600	—	—	9,600

Total available-for-sale securities	149,987	15,146	—	165,133

Equity securities	40,125	—	—	40,125

Total	$406,565	$15,146	$110,042	$531,753

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2017
Financial Assets:
Cash and cash equivalents	$255,884	$—	$—	$255,884
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	40,527	1,500	—	42,027
Corporate bonds	106,109	994	—	107,103
State, municipalities, and political subdivisions	—	80,695	—	80,695
Exchange-traded debt	7,659	—	—	7,659

Total available-for-sale securities	154,295	83,189	—	237,484

Equity securities	59,956	—	—	59,956

Total	$470,135	$83,189	$—	$553,324

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of June 30, 2018 and December 31, 2017:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2018
Financial Assets:
Limited partnership investments	$25,591	$—	$—	$25,591	$25,591
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$87,270	$—	$87,853	$—	$87,853
4.25% Convertible senior notes	128,252	—	140,556	—	140,556
3.95% Promissory note	9,174	—	—	9,063	9,063
4% Promissory note	7,972	—	—	7,460	7,460
3.75% Promissory note	8,315	—	—	7,411	7,411

Total long-term debt	$240,983	$—	$228,409	$23,934	$252,343

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2017
Financial Assets:
Limited partnership investments	$23,184	$—	$—	$23,184	$23,184
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$85,436	$—	$90,827	$—	$90,827
4.25% Convertible senior notes	126,454	—	124,444	—	124,444
3.95% Promissory note	9,270	—	—	9,227	9,227
4% Promissory note	8,206	—	—	7,894	7,894
3.75% Promissory note	8,469	—	—	7,820	7,820

Total long-term debt	$237,835	$—	$215,271	$24,941	$240,212

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 — Other Assets

The following table summarizes the Company’s other assets.

	June 30,	December 31,
	2018	2017
Receivables from sales and maturities of investment securities	$15,530	$255
Benefits receivable related to retrospective reinsurance contracts	2,579	2,393
Prepaid expenses	1,902	1,741
Lease acquisition costs, net	670	723
Other	2,812	4,629

Total other assets	$23,493	$9,741

Note 8 — Long-Term Debt

The following table summarizes the Company’s long-term debt.

	June 30,	December 31,
	2018	2017
3.875% Convertible Senior Notes, due March 15, 2019	$89,990	$89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	143,750
3.95% Promissory note, due through February 17, 2020	9,243	9,360
4% Promissory note, due through February 1, 2031	8,105	8,348
3.75% Promissory note, due through September 1, 2036	8,453	8,613

Total principal amount	259,541	260,061
Less: unamortized discount and issuance costs	(18,558)	(22,226)

Total long-term debt	$240,983	$237,835

The following table summarizes future maturities of long-term debt as of June 30, 2018, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following June 30,
2018	$91,060
2019	9,867
2020	898
2021	144,683
2022	971
Thereafter	12,062

Total	$259,541

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Expense:
Contractual interest	$2,653	$2,680	$5,307	$5,104
Non-cash expense (a)	1,852	1,718	3,668	2,877
Capitalized interest (b)	—	(20)	—	(61)

	$4,505	$4,378	$8,975	$7,920

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project in Riverview, Florida which is intended for lease.

Convertible Senior Notes

3.875% Convertible Notes. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate of the 3.875% Convertible Notes. Accordingly, as of June 30, 2018, the conversion rate of the Company’s 3.875% Convertible Notes was 16.2913 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.38 per share.

4.25% Convertible Notes. In May 2018, the conversion rate of the 4.25% Convertible Notes was adjusted due to the payment of a cash dividend on common stock that exceeds $0.35 per share. Accordingly, as of June 30, 2018, the conversion rate of the Company’s 4.25% Convertible Notes was 16.2733 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.45 per share.

The effective interest rates for the 3.875% Convertible Notes and the 4.25% Convertible Notes, taking into account both cash and non-cash components, approximate 8.3% and 7.6%, respectively. As of June 30, 2018, the remaining amortization periods of the debt discounts were expected to be 8 months for the 3.875% Convertible Notes and 3.7 years for the 4.25% Convertible Notes.

Note 9 — Reinsurance

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Premiums Written:
Direct	$132,391	$134,609	$202,616	$206,995
Assumed	(19)	(160)	(97)	(1,121)

Gross written	132,372	134,449	202,519	205,874
Ceded	(32,954)	(28,241)	(65,204)	(56,824)

Net premiums written	$99,418	$106,208	$137,315	$149,050

Premiums Earned:
Direct	$85,207	$86,308	$170,036	$172,580
Assumed	712	3,780	1,655	9,127

Gross earned	85,919	90,088	171,691	181,707
Ceded	(32,954)	(28,241)	(65,204)	(56,824)

Net premiums earned	$52,965	$61,847	$106,487	$124,883

During the three and six months ended June 30, 2018, ceded losses of $58,671 and $58,466, respectively, were recognized as a reduction in losses and loss adjustment expenses. During the three and six months ended June 30, 2017, ceded losses of $5 were deducted from losses incurred. At June 30, 2018 and December 31, 2017, there were 38 and 37 reinsurers, respectively, participating in the Company’s reinsurance program. Amounts receivable with respect to reinsurers at June 30, 2018 and December 31, 2017 were $95,901 and 103,104, respectively. Approximately 29.1% of the reinsurance recoverable balance at June 30, 2018 was concentrated in two reinsurers. Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of June 30, 2018.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in a profit commission in the event losses are minimal or zero. For the three and six months ended June 30, 2018, the Company recognized net premiums ceded of $378 and $715, respectively, related to these adjustments, of which $400 and $448 were attributable to the Company’s contract with Oxbridge Reinsurance Limited (“Oxbridge”), a related party. In contrast, these adjustments were reflected in the consolidated statements of income as net reductions in ceded premiums of $3,634 and $6,956 for the three and six months ended June 30, 2017, respectively, of which $936 and $1,512 related to the Company’s contract with Oxbridge.

In addition, adjustments related to retrospective provisions are reflected in other assets. At June 30, 2018 and December 31, 2017, other assets included $2,579 and $2,393, respectively, of which $0 and $479 related to the contract with Oxbridge. See Note 17 — “Related Party Transaction” regarding the termination of the Company’s reinsurance contract with Oxbridge. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

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

The Company primarily writes insurance in the state of Florida, which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s quarterly results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net balance, beginning of period*	$91,403	$69,911	$97,818	$70,492
Incurred, net of reinsurance, related to:
Current period	20,917	22,165	40,407	45,373
Prior period	886	5,500	1,051	7,821

Total incurred, net of reinsurance	21,803	27,665	41,458	53,194

Paid, net of reinsurance, related to:
Current period	(9,710)	(12,859)	(14,157)	(19,504)
Prior period	(14,107)	(11,633)	(35,730)	(31,098)

Total paid, net of reinsurance	(23,817)	(24,492)	(49,887)	(50,602)

Net balance, end of period	89,389	73,084	89,389	73,084
Add: reinsurance recoverable	82,998	5	82,998	5

Gross balance, end of period	$172,387	$73,089	$172,387	$73,089

*	Net balance represents beginning-of-period liability for unpaid losses and loss adjustment expenses less beginning-of-period reinsurance recoverable for unpaid losses and loss adjustment expenses.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and six months ended June 30, 2018, the Company established loss reserves of $886 and $1,051, respectively, which resulted from unfavorable development in the prior loss years. During the three months ended June 30, 2018, the Company increased its estimated gross losses related to Hurricane Irma from $267,000 to $326,000. The increase of $59,000 had no impact to the Company’s results of operations as these additional losses were entirely ceded. The increase in estimated gross losses was attributable to an increased number of claims and lawsuits.

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

For the three months ended June 30, 2018 and 2017, revenues from the Company’s insurance operations before intracompany elimination represented 95.6% and 96.7%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2018 and 2017, revenues from the Company’s insurance operations before intracompany elimination represented 95.2% and 96.6%, respectively, of total revenues of all operating segments. At June 30, 2018 and December 31, 2017, insurance operations’ total assets represented 86.6% and 87.1%, respectively, of the combined assets of all operating segments. In addition, there was no other operating division representing ten percent or more of the greater, in absolute amount, of the combined profits of all operating divisions reporting a profit or the combined losses of all operating divisions reporting a loss. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real Estate	Corporate/	Reclassification/
For Three Months Ended June 30, 2018	Operations	(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$52,965	$—	$—	$—	$52,965
Net investment income	2,386	—	737	276	3,399
Net realized investment gains	1,550	—	1,112	—	2,662
Net unrealized investment losses	(1,096)	—	(461)	—	(1,557)
Net other-than-temporary impairment losses	—	—	(40)	—	(40)
Policy fee income	855	—	—	—	855
Other	173	2,345	1,456	(3,445)	529

Total revenue	56,833	2,345	2,804	(3,169)	58,813

Expenses:
Losses and loss adjustment expenses	21,803	—	—	—	21,803
Amortization of deferred policy acquisition costs	8,696	—	—	—	8,696
Interest expense	—	391	4,233	(119)	4,505
Depreciation and amortization	32	606	250	(553)	335
Other	7,643	915	5,893	(2,497)	11,954

Total expenses	38,174	1,912	10,376	(3,169)	47,293

Income (loss) before income taxes	$18,659	$433	$(7,572)	$—	$11,520

Total revenue from non-affiliates(c)	$56,833	$1,963	$2,519

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real Estate	Corporate/	Reclassification/
For Three Months Ended June 30, 2017	Operations	(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$61,847	$—	$—	$—	$61,847
Net investment income	2,217	2	820	(229)	2,810
Net realized investment gains (losses)	1,813	—	(26)	—	1,787
Net other-than-temporary impairment losses	(177)	—	—	—	(177)
Policy fee income	908	—	—	—	908
Other	138	1,674	1,324	(2,731)	405

Total revenue	66,746	1,676	2,118	(2,960)	67,580

Expenses:
Losses and loss adjustment expenses	27,665	—	—	—	27,665
Amortization of deferred policy acquisition costs	8,785	—	—	—	8,785
Interest expense	—	298	4,112	(32)	4,378
Loss on repurchases of senior notes	—	—	743	—	743
Depreciation and amortization	33	508	220	(472)	289
Other	8,077	942	4,852	(2,456)	11,415

Total expenses	44,560	1,748	9,927	(2,960)	53,275

Income (loss) before income taxes	$22,186	$(72)	$(7,809)	$—	$14,305

Total revenue from non-affiliates(c)	$66,746	$1,295	$1,940

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real Estate	Corporate/	Reclassification/
For Six Months Ended June 30, 2018	Operations	(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$106,487	$—	$—	$—	$106,487
Net investment income	4,743	1	1,564	309	6,617
Net realized investment gains	3,755	—	1,139	—	4,894
Net unrealized investment losses	(3,507)	—	(650)	—	(4,157)
Net other-than-temporary impairment losses	—	—	(80)	—	(80)
Policy fee income	1,720	—	—	—	1,720
Other	372	4,647	2,734	(6,682)	1,071

Total revenue	113,570	4,648	4,707	(6,373)	116,552

Expenses:
Losses and loss adjustment expenses	41,458	—	—	—	41,458
Amortization of deferred policy acquisition costs	17,510	—	—	—	17,510
Interest expense	—	783	8,430	(238)	8,975
Depreciation and amortization	66	1,196	509	(1,098)	673
Other	13,948	2,036	10,665	(5,037)	21,612

Total expenses	72,982	4,015	19,604	(6,373)	90,228

Income (loss) before income taxes	$40,588	$633	$(14,897)	$—	$26,324

Total revenue from non-affiliates(c)	$113,570	$3,883	$4,139

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real Estate	Corporate/	Reclassification/
For Six Months Ended June 30, 2017	Operations	(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$124,883	$—	$—	$—	$124,883
Net investment income	4,590	3	1,530	(479)	5,644
Net realized investment gains	2,419	—	83	—	2,502
Net other-than-temporary impairment losses	(390)	—	—	—	(390)
Policy fee income	1,816	—	—	—	1,816
Other	343	3,203	2,384	(5,092)	838

Total revenue	133,661	3,206	3,997	(5,571)	135,293

Expenses:
Losses and loss adjustment expenses	53,194	—	—	—	53,194
Amortization of deferred policy acquisition costs	17,637	—	—	—	17,637
Interest expense	—	562	7,415	(57)	7,920
Loss on repurchases of senior notes	—	—	743	—	743
Depreciation and amortization	61	1,016	426	(931)	572
Other	15,446	1,651	9,266	(4,583)	21,780

Total expenses	86,338	3,229	17,850	(5,571)	101,846

Income (loss) before income taxes	$47,323	$(23)	$(13,853)	$—	$33,447

Total revenue from non-affiliates(c)	$133,661	$2,443	$3,646

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	June 30,	December 31,
	2018	2017
Segment:
Insurance Operations	$649,411	$652,754
Real Estate Operations	86,371	80,152
Corporate and Other	136,890	127,822
Consolidation and Elimination	(30,960)	(18,464)

Total assets	$841,712	$842,264

Note 12 — Income Taxes

During the three months ended June 30, 2018 and 2017, the Company recorded approximately $5,117 and $4,763, respectively, of income taxes, which resulted in effective tax rates of 44.4% and 33.3%, respectively. The increase in the effective tax rate during the second quarter of 2018 was primarily attributable to the derecognition of deferred tax assets of $1,620 for restricted stock awards of which market conditions will not be met prior to their expiry date and the disallowance of the deductibility of the $1,727 expense representing dividends cumulatively paid on such restricted stock awards which were reclassified from retained income (see Restricted Stock Awards in Note 15 — “Stock-Based Compensation”). During the six months ended June 30, 2018 and 2017, the Company recorded approximately $9,130 and $11,885, respectively, of income taxes, which resulted in effective tax rates of 34.7% and 35.5%, respectively. The decrease in the effective tax rate in 2018 as compared with the corresponding period in the prior year was primarily attributable to the reduction of the federal corporate income tax rate from 35% to 21%, offset by the negative effect of the aforementioned derecognition of deferred tax assets, the nondeductible expense related to reclassified dividends, and an increase in nondeductible compensation expenses due to the elimination of the deductibility of most performance-based compensation, resulting from the enactment of the Tax Cuts and Jobs Act in 2017. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Note 13 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$6,403			$9,542
Less:Loss (income) attributable to participating securities*	1,202			(572)

Basic Earnings Per Share:
Income allocated to common stockholders	7,605	7,923	$0.96	8,970	8,503	$1.05

Effect of Dilutive Securities:
Stock options	—	17		—	41
Convertible senior notes	3,160	3,803		2,514	3,790

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$10,765	11,743	$0.92	$11,484	12,334	$0.93

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$17,194			$21,562
Less:Loss (income) attributable to participating securities*	501			(1,281)

Basic Earnings Per Share:
Income allocated to common stockholders	17,695	8,002	$2.21	20,281	8,727	$2.32

Effect of Dilutive Securities:
Stock options	—	17		—	43
Convertible senior notes	6,294	3,801		4,013	2,988

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$23,989	11,820	$2.03	$24,294	11,758	$2.07

*

Loss attributable to participating securities for the three and six months ended June 30, 2018 included the reclassification of cumulative dividends paid on certain restricted stock with market based vesting conditions from retained income to expense. See Restricted Stock Awards in Note 15 — “Stock-Based Compensation” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 — Stockholders’ Equity

Common Stock

In December 2017, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended June 30, 2018, the Company repurchased and retired a total of 174,951 shares at a weighted average price per share of $40.97 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended June 30, 2018 was $7,174, or $41.00 per share. During the six months ended June 30, 2018, the Company repurchased and retired a total of 359,522 shares at a weighted average price per share of $38.11. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2018 was $13,711, or $38.14 per share.

In December 2016, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended June 30, 2017, the Company repurchased and retired a total of 900 shares at a weighted average price per share of $44.26 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended June 30, 2017 was $40, or $44.30 per share. During the six months ended June 30, 2017, the Company repurchased and retired a total of 38,416 shares at a weighted average price per share of $41.36. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2017 was $1,590, or $41.40 per share.

Note 15 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At June 30, 2018, there were 1,747,315 shares available for grant.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six months ended June 30, 2018 and 2017 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2018	130,000	$34.82	8.2 years	$472
Granted	110,000	$40.00

Outstanding at March 31, 2018	240,000	$37.19	8.8 years	$637

Outstanding at June 30, 2018	240,000	$37.19	8.6 years	$749

Exercisable at June 30, 2018	47,500	$25.81	6.3 years	$749

Outstanding at January 1, 2017	50,000	$4.02	2.3 years	$1,773
Granted	110,000	$40.00

Outstanding at March 31, 2017	160,000	$28.76	7.4 years	$2,591
Exercised	(30,000)	$2.50

Outstanding at June 30, 2017	130,000	$34.82	8.7 years	$1,675

Exercisable at June 30, 2017	20,000	$6.30	4.2 years	$828

There were no options exercised during the three and six months ended June 30, 2018. The aggregate intrinsic value and realized tax benefits of the options exercised during the three and six months ended June 30, 2017 were $1,319 and $509, respectively. For the three months ended June 30, 2018 and 2017, the Company recognized $136 and $53, respectively, of compensation expense which was included in general and administrative personnel expenses. For the six months ended June 30, 2018 and 2017, the Company recognized $246 and $149, respectively, of compensation expense. Deferred tax benefits related to stock options were $20 and $21 for the three months ended June 30, 2018 and 2017, respectively, and $39 and $58 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, there was $1,634 and $941, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.1 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the six months ended June 30, 2018 and 2017:

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

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2018 and 2017 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2018	597,690	$32.82
Granted	40,000	$34.92
Vested	(28,643)	$45.17
Forfeited	(17,905)	$38.55

Nonvested at March 31, 2018	591,142	$31.53

Granted	143,360	$43.83
Vested	(59,974)	$40.09
Forfeited	(27,115)	$32.76

Nonvested at June 30, 2018	647,413	$33.41

Nonvested at January 1, 2017	542,503	$30.81
Granted	45,000	$40.15
Vested	(20,109)	$48.42
Forfeited	(926)	$35.52

Nonvested at March 31, 2017	566,468	$30.92

Granted	109,936	$44.05
Vested	(45,874)	$34.51
Forfeited	(9,948)	$40.90

Nonvested at June 30, 2017	620,582	$32.82

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $897 and $984 for the three months ended June 30, 2018 and 2017, respectively, and $1,659 and $1,990 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, there was approximately $13,879 and $9,101, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.2 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2018 and 2017.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Deferred tax benefits recognized	$180	$341	$336	$694
Tax benefits realized for restricted stock and paid dividends	$652	$816	$848	$1,183
Fair value of vested restricted stock	$2,404	$1,583	$3,698	$2,557

In May 2018, the Company reclassified from retained income dividends of $1,727 cumulatively paid on unvested restricted stock awards with market based vesting conditions to general and administrative personnel expenses for $1,346 and to other operating expenses for $381. These awards, of which the market conditions will not be met, were granted to the Company’s employee and nonemployee directors in 2013. The awards will lapse in May 2019. Any future dividend payment associated with these awards will be expensed when declared.

Note 16 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contract

As of June 30, 2018, the Company has a contractual obligation related to one multi-year reinsurance contract. This contract may be cancelled only with the other party’s consent. The table below presents the future minimum aggregate premium amounts payable to the reinsurer.

Due in 12 months following June 30,
2018*	$3,276
2019*	3,275

Total	$6,551

*	Premiums payable after September 30, 2018 are estimated.

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for four limited partnership interests. At June 30, 2018, there was an aggregate unfunded balance of $15,848.

Note 17 — Related Party Transactions

On May 28, 2018, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”), the Company’s wholly owned subsidiary, terminated its multi-year reinsurance contract with Oxbridge, a related party, effective June 1, 2018. Upon termination, Claddaugh agreed to pay Oxbridge a settlement fee of $600 and derecognized the benefits accrued in connection with retrospective provisions. The settlement fee and the derecognition of the $622 accrued benefits were recorded in premiums ceded.

During the first quarter of 2018, the Company purchased six-month certificates of deposit totaling approximately $15,094 from First Home Bank, a local bank in the Tampa Bay area where two of the Company’s directors are members of the bank’s board of directors. These certificates of deposit had a fixed interest rate of 1.95% with interest payable at maturity. The interest rate and terms of the certificates were comparable to those offered to other clients of the bank. In May 2018, the Company moved the entire funds from a certificate of deposit account to a money market account.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 18 — Subsequent Events

On July 6, 2018, Century Park Holdings, LLC, a subsidiary of the Company, entered into a 18-year secured loan agreement for proceeds of $6,000. The loan is collateralized by the Company’s Tampa, Florida real estate, which is owned by Century Park Holdings, and the lease agreement associated with this property. The loan bears a fixed annual interest rate of 4.55%. Approximately $41 of principal and interest is payable in 216 monthly installments. The promissory note may be repaid in full or in part after September 1, 2020 as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement. The proceeds were used for real estate development projects or other general business purposes.

On July 6, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividends are payable on September 21, 2018 to stockholders of record on August 17, 2018.

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

For the three months ended June 30, 2018 and 2017, revenues from insurance operations before intracompany elimination represented 95.6% and 96.7%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2018 and 2017, revenues from insurance operations before intracompany elimination represented 95.2% and 96.6%, respectively, of total revenues of all operating segments. At June 30, 2018 and December 31, 2017, insurance operations’ total assets represented 86.6% and 87.1%, respectively, of the combined assets of all operating segments. See Note 11 — “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Insurance Operations

Property and Casualty Insurance

Our insurance business is operated through two insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), our principal operating subsidiary, and TypTap Insurance Company (“TypTap”). We provide various forms of residential insurance products such as homeowners insurance, fire insurance, flood insurance and wind-only insurance. We are authorized to write residential property and casualty insurance in the states of Arkansas, California, Florida, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. Florida is currently our only major market. Our growth since inception has resulted primarily from a series of policy assumptions from Citizens Property Insurance Corporation, a Florida state-supported insurer. This growth track has been beneficial to us although there are fewer policies available for assumption today as a result of increased competition in the Florida market. We expect the flood insurance products offered by TypTap and HCPCI to become significant contributors to future financial results.

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

Other Operations

Real Estate

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes. Properties used in operations consist of our Tampa headquarters building and a secondary insurance operations site in Ocala, Florida. We also have investment properties consisting of a combined 24 acres of waterfront properties that include one full-service restaurant and two marinas, two retail shopping centers, and one office building. In January 2018, we acquired full ownership of one limited liability company which owns commercial real estate in Riverview, Florida. See Consolidated Variable Interest Entity in Note 4 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information. In addition, we acquired commercial real estate in Clearwater, Florida for lease to retail businesses in June 2018. See Real Estate Investments in Note 4 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Recent Events

On June 13, 2018, we acquired commercial real estate in Clearwater, Florida, including assumed liabilities of approximately $35,000, for a purchase price of approximately $6,766,000. The real estate consisted of land, one in-place lease agreement, and commercial structures.

On July 6, 2018, we entered into a 18-year secured loan agreement for proceeds of $6,000,000. See Note 18 — “Subsequent Events” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

On July 6, 2018, our Board of Directors declared a quarterly dividend of $0.375 per common share. The dividends are payable on September 21, 2018 to stockholders of record on August 17, 2018.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017 (dollar amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenue
Gross premiums earned	$85,919	$90,088	$171,691	$181,707
Premiums ceded	(32,954)	(28,241)	(65,204)	(56,824)

Net premiums earned	52,965	61,847	106,487	124,883
Net investment income	3,399	2,810	6,617	5,644
Net realized investment gains	2,662	1,787	4,894	2,502
Net unrealized investment losses	(1,557)	—	(4,157)	—
Net other-than-temporary impairment losses	(40)	(177)	(80)	(390)
Policy fee income	855	908	1,720	1,816
Other income	529	405	1,071	838

Total operating revenue	58,813	67,580	116,552	135,293

Operating Expenses
Losses and loss adjustment expenses	21,803	27,665	41,458	53,194
Policy acquisition and other underwriting expenses	9,959	10,070	19,319	19,719
General and administrative personnel expenses*	7,840	7,374	14,123	14,349
Interest expense	4,505	4,378	8,975	7,920
Loss on repurchases of senior notes	—	743	—	743
Other operating expenses	3,186	3,045	6,353	5,921

Total operating expenses	47,293	53,275	90,228	101,846

Income before income taxes	11,520	14,305	26,324	33,447
Income tax expense	5,117	4,763	9,130	11,885

Net income	$6,403	$9,542	$17,194	$21,562

Ratios to Net Premiums Earned:
Loss Ratio	41.16%	44.73%	38.93%	42.60%
Expense Ratio	48.13%	41.41%	45.80%	38.95%

Combined Ratio	89.29%	86.14%	84.73%	81.55%

Ratios to Gross Premiums Earned:
Loss Ratio	25.38%	30.71%	24.15%	29.27%
Expense Ratio	29.66%	28.43%	28.40%	26.78%

Combined Ratio	55.04%	59.14%	52.55%	56.05%

Earnings Per Share Data:
Basic	$0.96	$1.05	$2.21	$2.32

Diluted	$0.92	$0.93	$2.03	$2.07

*

For the three and six months ended June 30, 2017, we reclassified certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits previously reported in other operating expenses to general and administrative personnel expenses to conform with our 2018 presentation.

Comparison of the Three Months ended June 30, 2018 to the Three Months ended June 30, 2017

Our results of operations for the three months ended June 30, 2018 reflect income available to common stockholders of approximately $6,403,000, or $0.92 earnings per diluted common share, compared with approximately $9,542,000, or $0.93 earnings per diluted common share, for the three months ended June 30, 2017. The quarter-over-quarter decrease was primarily due to a $8,882,000 decrease in net premiums earned and a decrease in net realized and unrealized investment gains of $682,000, offset by a $5,862,000 decrease in losses and loss adjustment expenses, which contributed to a decrease in pre-tax income of $2,785,000. In addition, our income tax expense in 2018 was negatively impacted by the derecognition of deferred tax assets of $1,620,000 related to unvested restricted stock with market conditions and the nondeductible expense of $1,727,000 associated with the reclassified dividends on such restricted stock awards, offset by a lower federal corporate income tax rate effective January 1, 2018.

Revenue

Gross Premiums Earned for the three months ended June 30, 2018 and 2017 were approximately $85,919,000 and $90,088,000, respectively. The decrease in 2018 compared with the second quarter of the prior year was primarily attributable to policy attrition.

Premiums Ceded for the three months ended June 30, 2018 and 2017 were approximately $32,954,000 and $28,241,000, respectively, representing 38.4% and 31.3%, respectively, of gross premiums earned. The $4,713,000 increase was primarily attributable to a net increase of premiums ceded attributable to retrospective provisions under certain reinsurance contracts due to losses incurred by Hurricane Irma in 2017 as opposed to a net reduction in premiums ceded in the corresponding period in 2017. During the second quarter of 2018, we incurred additional premiums ceded of approximately $1,222,000 resulting from the termination of one reinsurance contract. See Note 17 — “Related Party Transactions” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended June 30, 2018, premiums ceded included a net increase of approximately $378,000 related to retrospective provisions. For the three months ended June 30, 2017, premiums ceded reflected a net reduction of approximately $3,634,000. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended June 30, 2018 and 2017 totaled approximately $99,418,000 and $106,208,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $6,790,000 decrease in 2018 resulted from the increase in premiums ceded as described above combined with a decrease in gross premiums written during the period due to policy attrition. We had approximately 132,000 policies in force at June 30, 2018 as compared with approximately 143,000 policies in force at June 30, 2017.

Net Premiums Earned for the three months ended June 30, 2018 and 2017 were approximately $52,965,000 and $61,847,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,
	2018	2017
Net Premiums Written	$99,418	$106,208
Increase in Unearned Premiums	(46,453)	(44,361)

Net Premiums Earned	$52,965	$61,847

Net Realized Investment Gains for the three months ended June 30, 2018 and 2017 were approximately $2,662,000 and $1,787,000, respectively. The gains in 2018 resulted primarily from sales to rebalance our investment portfolio.

Net Unrealized Investment Losses for the three months ended June 30, 2018 were $1,557,000, representing a net unfavorable change in the fair value of equity securities during the period subsequent to the adoption of the new accounting standard as described in Note 1 — “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $21,803,000 and $27,665,000 for the three months ended June 30, 2018 and 2017, respectively. During the second quarter of 2018, we had fewer non-catastrophe claims as compared with the corresponding period in 2017. Loss reserves established during the second quarter of 2018 primarily pertained to claims in the 2018 loss year, whereas our 2017 losses and loss adjustment expenses were impacted by the strengthening of loss reserves in response to trends involving assignment of insurance benefits and related litigation. In addition, our non-catastrophe loss reserves during the second quarter of 2018 decreased in relation to the decrease in net premiums earned as described earlier. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2018 and 2017 of approximately $9,959,000 and $10,070,000, respectively, primarily reflected commissions and premium taxes related to the policies that have renewed.

General and Administrative Personnel Expenses for the three months ended June 30, 2018 and 2017 were approximately $7,840,000 and $7,374,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of Hurricane Irma claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter increase of $466,000 was primarily attributable to the reclassification of approximately $1,346,000 of cumulative dividends paid on unvested restricted stock awards of which market conditions will not be met. The reclassification to general and administrative personnel expenses from retained income was offset by recoverable payroll costs during the second quarter of 2018.

Loss on repurchases of Senior Notes for the three months ended June 30, 2017 was approximately $743,000, resulting from the early extinguishment of our 8% senior notes.

Income Tax Expense for the three months ended June 30, 2018 and 2017 was approximately $5,117,000 and $4,763,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 44.4% for 2018 and 33.3% for 2017. The increase was primarily attributable to the derecognition of deferred tax assets of approximately $1,620,000 for restricted stock awards with market conditions that will not be met and the disallowance of the deductibility of approximately $1,727,000 of dividends reclassified to expense from retained income (see Restricted Stock Awards in Note 15 — “Stock-Based Compensation” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q). The increase was offset in large part by tax savings from a lower federal corporate income tax rate effective January 1, 2018.

Ratios:

The loss ratio applicable to the three months ended June 30, 2018 (losses and loss adjustment expenses incurred related to net premiums earned) was 41.2% compared with 44.7% for the three months ended June 30, 2017. The decrease was primarily due to a decrease in losses and loss adjustment expenses as described previously.

The expense ratio applicable to the three months ended June 30, 2018 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 48.1% compared with 41.4% for the three months ended June 30, 2017. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2018 was 89.3% compared with 86.1% for the three months ended June 30, 2017. The increase was attributable to the higher percentage decrease in net premiums earned than the percentage decrease in total expenses which included the dividends reclassified to expense of approximately $1,727,000 as described earlier.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2018 was 55.0% compared with 59.1% for the three months ended June 30, 2017. The decrease in 2018 was attributable to the factors described above.

Comparison of the Six Months ended June 30, 2018 to the Six Months ended June 30, 2017

Our results of operations for the six months ended June 30, 2018 reflect income available to common stockholders of approximately $17,194,000, or $2.03 earnings per diluted common share, compared with approximately $21,562,000, or $2.07 earnings per diluted common share, for the six months ended June 30, 2017. The period-over-period decrease was primarily due to a $18,396,000 decrease in net premiums earned and a $1,765,000 decrease in net realized and unrealized investment gains, offset by a $11,736,000 decrease in losses and loss adjustment expenses, which contributed to a decrease in pre-tax income of $7,123,000. In addition, our income tax expense in 2018 was positively impacted by a lower federal corporate income tax rate effective January 1, 2018.

Revenue

Gross Premiums Earned for the six months ended June 30, 2018 and 2017 were approximately $171,691,000 and $181,707,000, respectively. The decrease in 2018 compared with the corresponding period in 2017 was primarily attributable to policy attrition.

Premiums Ceded for the six months ended June 30, 2018 and 2017 were approximately $65,204,000 and $56,824,000, respectively, representing 38.0% and 31.3%, respectively, of gross premiums earned. The $8,380,000 increase was primarily attributable to a net increase of premiums ceded attributable to retrospective provisions under certain reinsurance contracts due to losses incurred by Hurricane Irma in 2017 as opposed to a net reduction in premiums ceded in the corresponding period in 2017 and the recognition of additional premiums ceded resulting from the termination of the reinsurance contract as described earlier.

For the six months ended June 30, 2018, premiums ceded included a net increase of approximately $715,000 related to retrospective provisions. For the six months ended June 30, 2017, premiums ceded reflected a net reduction of approximately $6,956,000. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the six months ended June 30, 2018 and 2017 totaled approximately $137,315,000 and $149,050,000, respectively. The $11,735,000 decrease in 2018 resulted primarily from the increase in premiums ceded as described above combined with a decrease in gross premiums written during the period due to policy attrition.

Net Premiums Earned for the six months ended June 30, 2018 and 2017 were approximately $106,487,000 and $124,883,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Net Premiums Written	$137,315	$149,050
Increase in Unearned Premiums	(30,828)	(24,167)

Net Premiums Earned	$106,487	$124,883

Net Realized Investment Gains for the six months ended June 30, 2018 and 2017 were approximately $4,894,000 and $2,502,000, respectively. The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio to mitigate the impact from the rising interest rate trend and to decrease our holdings in municipal bonds as they become less attractive in a low tax rate environment.

Net Unrealized Investment Losses for the six months ended June 30, 2018 were $4,157,000, representing a net unfavorable change in the fair value of equity securities during the period subsequent to the adoption of the new accounting standard as described in Note 1 — “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $41,458,000 and $53,194,000 for the six months ended June 30, 2018 and 2017, respectively. During the six-month period of 2018, we had fewer non-catastrophe claims as compared with the corresponding period in 2017. Loss reserves established during the six-month period of 2018 primarily pertained to claims in the 2018 loss year, whereas our 2017 losses and loss adjustment expenses were impacted by the strengthening of loss reserves in response to trends involving assignment of insurance benefits and related litigation. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2018 and 2017 of approximately $19,319,000 and $19,719,000, respectively, primarily reflected commissions and premium taxes related to the policies that have renewed.

General and Administrative Personnel Expenses for the six months ended June 30, 2018 and 2017 were approximately $14,123,000 and $14,349,000, respectively. The period-over-period decrease of $226,000 was primarily attributable to recoverable Hurricane Irma payroll costs and lower share-based compensation expense during 2018.

Loss on repurchases of Senior Notes for the six months ended June 30, 2017 was approximately $743,000, resulting from the early extinguishment of our 8% senior notes.

Interest Expense for the six months ended June 30, 2018 and 2017 was approximately $8,975,0000 and $7,920,000, respectively. The increase primarily resulted from the 4.25% convertible debt offering completed in March 2017.

Income Tax Expense for the six months ended June 30, 2018 and 2017 was approximately $9,130,000 and $11,885,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 34.7% for 2018 and 35.5% for 2017. The decrease was primarily attributable to the positive impact from a lower federal corporate income tax rate effective January 1, 2018, offset by the negative effect of the derecognition of deferred tax assets of approximately $1,620,000 and the nondeductible expense of approximately $1,727,000, both of which related to unvested restricted stock awards with market conditions as described earlier.

Ratios:

The loss ratio applicable to the six months ended June 30, 2018 was 38.9% compared with 42.6% for the three months ended June 30, 2017. The decrease was primarily due to a decrease in losses and loss adjustment expenses as described previously.

The expense ratio applicable to the six months ended June 30, 2018 was 45.8% compared with 39.0% for the six months ended June 30, 2017. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2018 was 84.7% compared with 81.6% for the six months ended June 30, 2017. The increase was attributable to the higher percentage decrease in net premiums earned than the percentage decrease in total expenses which included the dividends reclassified to expense of approximately $1,727,000 as described earlier.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2018 was 52.6% compared with 56.1% for the six months ended June 30, 2017. The decrease in 2018 was primarily attributable to the decrease in losses and loss adjustment expenses.

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

Senior Notes and Promissory Notes

The following table summarizes the principal and interest payment obligations of our long-term debt at June 30, 2018:

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

See Note 8 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. Four of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At June 30, 2018, there was an aggregate unfunded capital balance of $15,848,000. See Limited Partnership Investments under Note 4 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

In December 2017, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At June 30, 2018, there was approximately $6,300,000 available under the plan. See Note 14 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Cash Flows for the Six Months Ended June 30, 2018

Net cash provided by operating activities for the six months ended June 30, 2018 was approximately $27,591,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $46,778,000 was primarily due to the purchases of fixed-maturity and equity securities of $71,808,000, the purchases of short-term investments of $125,001,000, the purchases of real estate investments of $6,520,000, and the limited partnership investments of $2,638,000, offset by the proceeds from sales of fixed-maturity and equity securities of $118,205,000, the proceeds from redemptions and maturities of fixed-maturity securities of $27,207,000, and the proceeds from sales and maturities of short-term investments of $15,093,000. Net cash used in financing activities totaled $20,132,000, which was primarily due to $14,652,000 used in our share repurchases and $4,421,000 of net cash dividend payments.

Cash Flows for the Six Months Ended June 30, 2017

Net cash provided by operating activities for the six months ended June 30, 2017 was approximately $31,473,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $74,920,000 was primarily due to the purchases of fixed-maturity and equity securities of $114,092,000, the limited partnership investments of $1,489,000, and the real estate investments of $1,931,000, offset by the distributions of $11,758,000 from limited partnership investments, the proceeds from sales of fixed-maturity and equity securities of $27,775,000, and the redemptions and repayments of fixed-maturity securities of $3,937,000. Net cash provided by financing activities totaled $59,495,000, which was primarily due to the proceeds from issuance of 4.25% Convertible Senior Notes of $143,750,000, offset by $40,250,000 used in the repurchases of our 8% senior notes, $4,975,000 of related underwriting and issuance costs, $32,226,000 used in our share repurchases and $6,523,000 of net cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At June 30, 2018, we had $205,258,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In addition, we had short-term investments of $110,042,000 at June 30, 2018. These investments consisted of certificates of deposit and zero-coupon commercial paper.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we had unexpired capital commitments for four limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 16 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of June 30, 2018 (amounts in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$916	284	560	72	—
Service agreement (1)	86	23	50	13	—
Reinsurance contracts (2)	6,551	3,276	3,275	—	—
Unfunded capital commitments (3)	15,848	15,848	—	—	—
Long-term debt obligations (4)	294,047	102,153	24,376	152,773	14,745

Total	$317,448	121,584	28,261	152,858	14,745

(1)

Represents the lease for office space in Miami Lakes, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the July 2, 2018 exchange rate.

(2)

Represents the minimum payment of reinsurance premiums under one multi-year reinsurance contract. Reinsurance premiums payable after September 30, 2018 are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2018, $135,209,000 of the total $172,387,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $37,178,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At June 30, 2018, $31,310,000 of the $37,178,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $198,578,000 at December 31, 2017 to $172,387,000 at June 30, 2018. The $26,191,000 decrease is comprised of net reductions in our Reserves of $44,253,000 for 2017 and $8,189,000 for 2016 and prior loss years offset by $26,251,000 in reserves established for claims occurring in the 2018 loss year. The $26,251,000 in Reserves established for 2018 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of June 30, 2018. The decrease of $52,442,000 specific to our 2017 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at June 30, 2018 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended June 30, 2018, we recognized a net decrease in accrued benefits of $243,000 versus an increase in accrued benefits of $2,968,000 for the three months ended June 30, 2017. We recognized additional premiums ceded of $135,000 for the three months ended June 30, 2018, whereas we deferred recognition of $666,000 of reinsurance costs for the three months ended June 30, 2017. In combination, for the three months ended June 30, 2018, we recognized a net increase in ceded premiums of $378,000 as opposed to a net reduction in ceded premiums of $3,634,000 for the three months ended June 30, 2017.

For the six months ended June 30, 2018 and 2017, we accrued benefits of $186,000 and $5,459,000, respectively. We recognized additional premiums ceded of $901,000 for the six months ended June 30, 2018. For the six months ended June 30, 2017, we deferred recognition of $1,496,000 of reinsurance costs. In combination, for the six months ended June 30, 2018, we recognized a net increase in ceded premiums of $715,000 as opposed to a net reduction in ceded premiums of $6,956,000 for the six months ended June 30, 2017.

As of June 30, 2018, we had $2,579,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively. At December 31, 2017, we had $2,393,000 of accrued benefits related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 7, 2018. For the six months ended June 30, 2018, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3	– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at June 30, 2018 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

Our investment portfolios are exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the value of our investment portfolios.

We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity. In addition, we recognize any unrealized gains and losses related to our equity securities in our statement of income. As a result, our results of operations can be materially affected by the volatility in the equity market.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2018 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$156,059	$(9,074)	(5.49)%
200 basis point increase	159,083	(6,050)	(3.66)%
100 basis point increase	162,107	(3,026)	(1.83)%
100 basis point decrease	168,158	3,025	1.83%
200 basis point decrease	171,179	6,046	3.66%
300 basis point decrease	173,702	8,569	5.19%

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

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2018 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$812	0.5	$785	0.5
AA+, AA, AA-	77,597	46.6	77,037	46.6
A+, A, A-	50,302	30.2	49,180	29.8
BBB+, BBB, BBB-	24,312	14.6	24,365	14.8
BB+, BB, BB-	5,422	3.3	5,479	3.3
B+, B, B-	898	0.5	868	0.5
CCC+, CC and Not rated	7,209	4.3	7,419	4.5

Total	$166,552	100.0	$165,133	100.0

Equity Price Risk

Our equity investment portfolio at June 30, 2018 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at June 30, 2018 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$18,371	46
Consumer	4,781	12
Industrial	2,497	6
Energy	2,287	6
Utility	1,813	5
Other (1)	3,906	9

	33,655	84

Mutual funds and exchange traded funds by type:
Debt	3,351	8
Equity	3,119	8

	6,470	16

Total	$40,125	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2018, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes the number of common shares repurchased during the three months ended June 30, 2018 under the repurchase plan approved by our Board of Directors in December 2017 and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares in May 2018 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (a)
April 30, 2018	75,557	$39.71	75,557	$10,468
May 31, 2018	69,840	$41.88	52,584	$8,273
June 30, 2018	46,810	$42.15	46,810	$6,300

	192,207	$41.09	174,951

(a)	Represents the balances before commissions and fees at the end of each month.

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

During the six months ended June 30, 2018, our insurance subsidiaries paid dividends of $15,000,000 to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

4.10	Indenture, dated March 3, 2017, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

4.11	Form of Global 4.25% Convertible Senior Note due 2037 (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

10.1	Excess of Loss Retrocession Contract (flood), effective June 1, 2014, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 6, 2014.

10.5**	Restated HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.1 of our Form 8-K filed March 23, 2017.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Executive Employment Agreement dated November 23, 2016 between Mark Harmsworth and HCI Group, Inc. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2016, issued to, Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.13	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2016 by Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.14	Property Catastrophe Third Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.15	Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2016 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.17	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 3, 2017.

10.18	Property Catastrophe Second Event Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.20	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.21	Property Catastrophe Fifth Excess of Loss Reinsurance Contract (Odyssey Re) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.22	Property Catastrophe First Excess of Loss Reinsurance Contract (Endurance) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.24	Assumption Agreement effective November 9, 2017 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.24 of our Form 8-K filed December 21, 2017.

10.25	Property Catastrophe First Excess of Loss Reinsurance Contract (Ren Re) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.26	Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat U8GR0006) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.27	Reinstatement Premium Protection Reinsurance Contract (For Working Layer Cat U8GR0008) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.28	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.29	Working Layer Catastrophe Excess of Loss Reinsurance Contract (Endurance) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.30	Reimbursement Contract effective June 1, 2018 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.56	Prepaid Forward Contract, dated December 5, 2013 and effective as of December 11, 2013, between HCI Group, Inc. and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 12, 2013.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Purchase Agreement, dated February 28, 2017, by and between HCI Group, Inc. and JMP Securities LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed February 28, 2017.

10.59	Prepaid Forward Contract, dated February 28, 2017 and effective as of March 3, 2017, between HCI Group, Inc. and Societe Generale. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 3, 2017.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.89**	Employment Agreement between Paresh Patel and HCI Group, Inc. dated December 30, 2016. Incorporated by reference to the exhibit numbered 99.1 to our Form 8-K filed December 30, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 11, 2017.

10.100**	Restricted Stock Award Contract between Mark Harmsworth and HCI Group, Inc. dated December 5, 2016. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

August 3, 2018	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 3, 2018	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.