Form 10-Q
period 2018-09-30
HCI Group, Inc.
filed 2018-11-07
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on October 29, 2018 was 9,175,636.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $147,193 and $235,633, respectively)	$145,719	$237,484
Equity securities, at fair value (cost: $44,184 and $54,282, respectively)	45,311	59,956
Short-term investments, at fair value	87,778	—
Limited partnership investments, at equity	28,944	23,184
Investment in unconsolidated joint venture, at equity	860	1,304
Real estate investments (Note 4 – Consolidated Variable Interest Entity)	63,892	58,358

Total investments	372,504	380,286
Cash and cash equivalents	249,083	255,884
Restricted cash	700	809
Accrued interest and dividends receivable	1,527	1,983
Income taxes receivable	3,005	16,192
Premiums receivable	25,461	17,807
Prepaid reinsurance premiums	27,458	22,286
Reinsurance recoverable:
Paid losses and loss adjustment expenses	22,200	2,344
Unpaid losses and loss adjustment expenses	50,895	100,760
Deferred policy acquisition costs	20,669	16,712
Property and equipment, net	13,183	12,465
Intangible assets, net	4,951	4,995
Other assets (Note 4 – Consolidated Variable Interest Entity)	24,701	9,741

Total assets	$816,337	$842,264

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$138,414	$198,578
Unearned premiums	199,050	164,896
Advance premiums	10,350	4,948
Assumed reinsurance balances payable	142	15
Accrued expenses (Note 4 – Consolidated Variable Interest Entity)	11,759	6,035
Reinsurance recovered in advance on unpaid losses	—	13,885
Deferred income taxes, net	2,221	1,890
Long-term debt	248,544	237,835
Other liabilities (Note 4 – Consolidated Variable Interest Entity)	13,722	20,207

Total liabilities	624,202	648,289

Commitments and contingencies (Note 16)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 8,368,188 and 8,762,416 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	—	—
Additional paid-in capital	—	—
Retained income	193,236	189,409
Accumulated other comprehensive (loss) income, net of taxes	(1,101)	4,566

Total stockholders’ equity	192,135	193,975

Total liabilities and stockholders’ equity	$816,337	$842,264

See accompanying Notes to Consolidated Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Gross premiums earned	$86,163	$88,669	$257,854	$270,376
Premiums ceded	(31,986)	(44,705)	(97,190)	(101,529)

Net premiums earned	54,177	43,964	160,664	168,847
Net investment income	5,054	2,878	11,671	8,522
Net realized investment gains (losses)	1,626	(226)	6,520	2,276
Net unrealized investment (losses) gains	(390)	74	(4,547)	74
Net other-than-temporary impairment losses	—	(474)	(80)	(864)
Policy fee income	843	905	2,563	2,721
Other	433	369	1,504	1,207

Total revenue	61,743	47,490	178,295	182,783

Expenses
Losses and loss adjustment expenses	25,769	89,231	67,227	142,425
Policy acquisition and other underwriting expenses	9,829	9,926	29,148	29,645
Impairment loss	—	38	—	38
General and administrative personnel expenses	6,781	6,672	20,904	21,021
Interest expense	4,552	4,408	13,527	12,328
Loss on repurchases of senior notes	—	—	—	743
Other operating expenses	2,889	3,233	9,242	9,154

Total expenses	49,820	113,508	140,048	215,354

Income (loss) before income taxes	11,923	(66,018)	38,247	(32,571)
Income tax expense (benefit)	2,926	(25,472)	12,056	(13,587)

Net income (loss)	$8,997	$(40,546)	$26,191	$(18,984)

Basic earnings (loss) per share	$1.08	$(4.44)	$3.29	$(2.05)

Diluted earnings (loss) per share	$1.00	$(4.44)	$3.03	$(2.05)

Dividends per share	$0.375	$0.35	$1.10	$1.05

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$8,997	$(40,546)	$26,191	$(18,984)

Other comprehensive (loss) income:
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) arising during the period	35	2,155	(2,658)	4,822
Other-than-temporary impairment loss charged to income	—	474	80	864
Call and repayment losses charged to investment income	(19)	—	(15)	9
Reclassification adjustment for net realized loss (gain)	(71)	226	(732)	(2,276)

Net change in unrealized (loss) gain	(55)	2,855	(3,325)	3,419
Deferred income taxes on above change	13	(1,101)	842	(1,319)

Total other comprehensive (loss) income, net of income taxes	(42)	1,754	(2,483)	2,100

Comprehensive income (loss)	$8,955	$(38,792)	$23,708	$(16,884)

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$26,191	$(18,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,274	3,362
Net amortization of debt securities	344	884
Depreciation and amortization	8,195	6,945
Deferred income tax expense (benefit)	1,173	(3,822)
Net realized investment gains	(6,520)	(2,276)
Net unrealized investment losses (gains)	4,547	(74)
Other-than-temporary impairment losses	80	864
Income from unconsolidated joint venture	(320)	(126)
Distribution received from unconsolidated joint venture	68	147
Net income from limited partnership interests	(2,816)	(1,724)
Distributions received from limited partnership interests	1,495	854
Loss on repurchases of senior notes	—	743
Foreign currency remeasurement loss (gain)	200	(31)
Other	—	172
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	456	(587)
Income taxes	13,187	(21,270)
Premiums receivable	(7,654)	(9,903)
Prepaid reinsurance premiums	(5,172)	(3,798)
Reinsurance recoverable	30,009	(213,746)
Deferred policy acquisition costs	(3,957)	(4,511)
Other assets	1,829	2,550
Losses and loss adjustment expenses	(60,164)	274,180
Unearned premiums	34,154	30,371
Advance premiums	5,402	5,597
Assumed reinsurance balances payable	127	(3,051)
Reinsurance recovered in advance on unpaid losses	(13,885)	9,882
Accrued expenses and other liabilities	(794)	(1,146)

Net cash provided by operating activities	29,449	51,502

Cash flows from investing activities:
Investments in limited partnership interests	(4,823)	(2,623)
Distributions received from limited partnership interests	384	11,758
Distribution from unconsolidated joint venture	696	417
Purchase of property and equipment	(1,654)	(1,872)
Purchase of real estate investments	(6,685)	(2,095)
Purchase of intangible assets	(409)	—
Purchase of fixed-maturity securities	(58,098)	(105,258)
Purchase of equity securities	(41,844)	(36,019)
Purchase of short-term investments	(155,252)	—
Proceeds from sales of fixed-maturity securities	78,540	9,638
Proceeds from calls, repayments and maturities of fixed-maturity securities	52,843	8,786
Proceeds from sales of equity securities	55,879	26,309
Proceeds from sales, redemptions and maturities of short-term investments	67,867	—
Proceeds from sales of derivative instruments	124	—

Net cash used in investing activities	(12,432)	(90,959)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from financing activities:
Cash dividends paid	(8,371)	(10,512)
Cash dividends received under share repurchase forward contract	896	788
Proceeds from exercise of common stock options	—	75
Proceeds from issuance of long-term debt	6,000	143,859
Repurchases of senior notes	—	(40,250)
Repayment of long-term debt	(804)	(718)
Repurchases of common stock	(941)	(30,636)
Repurchases of common stock under share repurchase plan	(19,867)	(6,189)
Purchase of non-controlling interest	(539)	—
Debt issuance costs	(105)	(4,975)

Net cash (used in) provided by financing activities	(23,731)	51,442

Effect of exchange rate changes on cash	(196)	31

Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,910)	12,016
Cash, cash equivalents, and restricted cash at beginning of period	256,693	281,131

Cash, cash equivalents, and restricted cash at end of period	$249,783	$293,147

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,625	$11,506

Cash paid for interest	$10,403	$8,647

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(2,483)	$2,100

Conversion of revolving credit facility to long-term debt	$—	$9,441

Receivable from sales of equity securities	$1,978	$3,034

Payable on purchases of equity securities	$—	$3,014

Receivable from sales and maturities of fixed-maturity securities	$15,070	$—

Addition to property and equipment under capital lease	$61	$—

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2017	8,762,416	$—	$—	$189,409	$4,566	$193,975
Net income	—	—	—	26,191	—	26,191
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,483)	(2,483)
Cumulative effect adjustments for adoption of new accounting standards:
Reclassification of after-tax net unrealized holding gains related to equity securities	—	—	—	4,168	(4,168)	—
Reclassification of stranded tax effects related to available-for-sale fixed-maturity and equity securities	—	—	—	(984)	984	—
Issuance of restricted stock	189,860	—	—	—	—	—
Forfeiture of restricted stock	(52,452)	—	—	—	—	—
Repurchase and retirement of common stock	(23,346)	—	(941)	—	—	(941)
Repurchase and retirement of common stock under share repurchase plan	(508,290)	—	(19,867)	—	—	(19,867)
Purchase of noncontrolling interest	—	—	(539)	—	—	(539)
Common stock dividends	—	—	—	(7,475)	—	(7,475)
Stock-based compensation	—	—	3,274	—	—	3,274
Additional paid-in capital shortfall allocated to retained income	—	—	18,073	(18,073)	—	—

Balance at September 30, 2018	8,368,188	$—	$—	$193,236	$(1,101)	$192,135

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity - continued

For the Nine Months Ended September 30, 2017

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2016	9,662,761	$—	$8,139	$232,964	$2,643	$243,746
Net income	—	—	—	(18,984)	—	(18,984)
Total other comprehensive income, net of income taxes	—	—	—	—	2,100	2,100
Exercise of common stock options	30,000	—	75	—	—	75
Issuance of restricted stock	154,936	—	—	—	—	—
Forfeiture of restricted stock	(23,218)	—	—	—	—	—
Repurchase and retirement of common stock	(434,505)	—	(21,236)	—	—	(21,236)
Repurchase and retirement of common stock under share repurchase plan	(163,265)	—	(6,189)	—	—	(6,189)
Repurchase of common stock under prepaid forward contract	(191,100)	—	(9,400)	—	—	(9,400)
Equity component on 4.25% convertible senior notes (net of offering costs of $543)	—	—	15,151	—	—	15,151
Deferred taxes on debt discount	—	—	(5,845)	—	—	(5,845)
Common stock dividends	—	—	—	(9,724)	—	(9,724)
Stock-based compensation	—	—	3,362	—	—	3,362
Additional paid-in capital shortfall allocated to retained income	—	—	15,943	(15,943)	—	—

Balance at September 30, 2017	9,035,609	$—	$—	$188,313	$4,743	$193,056

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K, which was filed with the SEC on March 7, 2018.

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

Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 amends guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption of this standard, restricted cash is now included with cash and cash equivalents when the Company reconciles the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. In addition, the consolidated statement of cash flows for the prior period presented is retrospectively restated to comply with the new standard. This change in classification and presentation of restricted cash increases the previously reported cash flows from operating activities for the nine months ended September 30, 2017 from $51,393 to $51,502.

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

Equity Securities

Equity securities represent ownership interests held by the Company in entities for investment purposes. Prior to January 1, 2018, these equity securities were classified as either available-for-sale or trading and were carried at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses from the changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income. Effective January 1, 2018, unrealized holding gains and losses are reported in the consolidated statement of income as net unrealized investment gains and losses. As a result, other-than-temporary impairments will no longer be considered for equity securities. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out method (see Equity Securities in Note 4 — “Investments”).

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits, which were previously reported in other operating expenses totaling $2,067 and $5,970 for the three and nine months ended September 30, 2017, respectively, were reclassified to general and administrative personnel expenses to conform with the 2018 presentation.

Note 2 — Recent Accounting Pronouncements

Accounting Standards Update No. 2018-13. In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework, which removes, modifies and adds certain disclosure requirements about recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for the Company beginning with the first quarter of 2020. Early adoption is permitted. This guidance will impact the Company’s future fair value disclosures in the notes to financial statements.

Accounting Standard to be Adopted in Fiscal Year 2019

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The guidance establishes new principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 supersedes accounting for leases prescribed in Topic 840, Leases. ASU 2016-02 leaves lessor accounting substantially unchanged. The key change affecting the Company is the requirement that operating leases be recorded on the balance sheet. The Company was initially required to use a modified retrospective method and apply this standard at the beginning of the earliest comparative period presented in the financial statements. The FASB later issued Accounting Standards Update No. 2018-11, Transition and Lessor Improvements, which provides a new alternative transition method. Under the alternative transition method, the Company is permitted to apply this standard at the beginning of the adoption period. The Company has identified lease contracts that will be affected by this standard and chosen to apply the practical expedients related to the identification and classification of leases that commenced before the effective date, initial direct cost for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease. The Company has elected to use the alternative transition method. The Company does not anticipate a material impact on its financial position.

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

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$249,083	$255,884
Restricted cash	700	809

Total	$249,783	$256,693

Restricted cash primarily represents funds held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements. In August 2018, $109 of a deposit related to a mortgage loan with one regional bank was released to the Company.

Note 4 — Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At September 30, 2018 and December 31, 2017, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of September 30, 2018
U.S. Treasury and U.S. government agencies	$56,632	$1	$(388)	$56,245
Corporate bonds	67,222	258	(1,645)	65,835
State, municipalities, and political subdivisions	12,773	105	(6)	12,872
Exchange-traded debt	10,499	253	(53)	10,699
Redeemable preferred stock	67	1	—	68

Total	$147,193	$618	$(2,092)	$145,719

As of December 31, 2017
U.S. Treasury and U.S. government agencies	$42,313	$1	$(287)	$42,027
Corporate bonds	106,897	1,110	(904)	107,103
State, municipalities, and political subdivisions	78,954	1,816	(75)	80,695
Exchange-traded debt	7,469	197	(7)	7,659

Total	$235,633	$3,124	$(1,273)	$237,484

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2018 and December 31, 2017 are as follows:

	Cost or Amortized	Estimated
	Cost	Fair Value
As of September 30, 2018
Due in one year or less	$51,805	$51,690
Due after one year through five years	75,395	73,977
Due after five years through ten years	15,405	15,381
Due after ten years	4,588	4,671

	$147,193	$145,719

	Cost or Amortized	Estimated
	Cost	Fair Value
As of December 31, 2017
Due in one year or less	$35,386	$35,364
Due after one year through five years	116,378	115,766
Due after five years through ten years	57,415	58,984
Due after ten years	26,454	27,370

	$235,633	$237,484

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three and nine months ended September 30, 2018 and 2017 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2018	$771	$71	$—

Three months ended September 30, 2017	$2,765	$97	$(23)

Nine months ended September 30, 2018	$78,540	$1,232	$(500)

Nine months ended September 30, 2017	$9,638	$126	$(45)

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

There was no impairment loss recognized for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, the Company recognized $80 of impairment loss on one fixed-maturity security. For the nine months ended September 30, 2017, the Company recognized impairment losses of $100 attributable to the sale of two intent-to-sell fixed-maturity securities. At September 30, 2018, one fixed-maturity security was considered other-than-temporarily impaired versus two fixed-maturity securities at September 30, 2017.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income from available for sale fixed-maturity securities.

	2018	2017
Balance at January 1	$—	$475
Additional credit impairments on previously impaired securities	—	—

Balance at September 30	$—	$475

Securities with gross unrealized loss positions at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2018	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(144)	$19,321	$(244)	$35,921	$(388)	$55,242
Corporate bonds	(228)	11,465	(1,417)	38,104	(1,645)	49,569
State, municipalities, and political subdivisions	(6)	2,027	—	—	(6)	2,027
Exchange-traded debt	(53)	2,563	—	47	(53)	2,610

Total	$(431)	$35,376	$(1,661)	$74,072	$(2,092)	$109,448

At September 30, 2018, there were 79 securities in an unrealized loss position. Of these securities, 27 securities had been in an unrealized loss position for 12 months or longer.

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

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At September 30, 2018 and December 31, 2017, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
September 30, 2018	$44,184	$2,543	$(1,416)	$45,311
December 31, 2017	$54,282	$6,383	$(709)	$59,956

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the periods related to equity securities still held.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2018	2018
Net gains recognized	$1,097	$1,167
Less: Net realized gains recognized for securities sold	1,487	5,714

Net unrealized losses recognized*	$(390)	$(4,547)

*

Unrealized holding gains and losses for the corresponding periods in 2017 were reported in accumulated other comprehensive income. See Adoption of New Accounting Standards in Note 1 — “Summary of Significant Accounting Policies” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and nine months ended September 30, 2018 and 2017 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2018	$15,443	$1,926	$(439)

Three months ended September 30, 2017	$5,407	$235	$(535)

Nine months ended September 30, 2018	$55,879	$6,897	$(1,183)

Nine months ended September 30, 2017	$26,309	$3,070	$(875)

c) Short-Term Investments

Short-term investments consist of the following at September 30, 2018. The Company did not have short-term investments at December 31, 2017.

Certificates of deposit	$35,437
Zero-coupon commercial paper	52,341

Total	$87,778

d) Limited Partnership Investments

The Company has interests in limited partnerships that are not registered or readily tradeable on a securities exchange. These partnerships are private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships. In February 2018, the Company entered into a subscription agreement to invest $5,000 with a limited partnership specializing in real estate private equity funds and portfolios. Subsequently, in September 2018, the Company increased its aggregate investment commitment with this limited partnership to $10,000. The following table provides information related to the Company’s investments in limited partnerships:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	September 30, 2018			December 31, 2017
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$9,690	$2,853	15.37	$7,276	$5,505	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	9,295	—	1.76	7,951	1,745	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	8,169	2,329	0.18	7,509	2,512	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,458	3,481	0.47	448	4,566	0.47
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	332	10,000	3.28	—	—	—

Total	$28,944	$18,663		$23,184	$14,328

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating results:
Total income	$959,721	$71,854	$1,168,751	$301,604
Total expenses	(30,192)	(24,663)	(115,887)	(78,482)

Net income (loss)	$929,529	$47,191	$1,052,864	$223,122

	September 30,	December 31,
	2018	2017
Balance Sheet:
Total assets	$6,679,069	$4,381,321
Total liabilities	$585,780	$382,310

For the three and nine months ended September 30, 2018, the Company recognized net investment income of $1,964 and $2,816, respectively, for these investments. During the three and nine months ended September 30, 2018, the Company received total cash distributions of $1,156 and $1,879, respectively. Cash distributions representing return on investment were $886 and $1,495 for the three and nine months ended September 30, 2018, respectively.

For the three and nine months ended September 30, 2017, the Company recognized net investment income of $392 and $1,724, respectively. During the three months ended September 30, 2017, the Company received in cash a return on investment of $428. During the nine months ended September 30, 2017, the Company received total cash distributions of $12,612, representing $11,758 of returned capital and $854 of return on investment. At September 30, 2018 and December 31, 2017, the Company’s cumulative contributed capital to the partnerships at each respective balance sheet date totaled $25,995 and $21,172, respectively, and the Company’s maximum exposure to loss aggregated $28,944 and $23,184, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

e) Investment in Unconsolidated Joint Venture

The Company has an equity investment in FMKT Mel JV (“FMJV”), which is a limited liability company treated as a joint venture under U.S. GAAP. In June 2018, FMJV sold one of its outparcels for $849 and recognized a gain of $438. At September 30, 2018 and December 31, 2017, the Company’s maximum exposure to loss relating to the variable interest entity was $860 and $1,304, respectively, representing the carrying value of the investment. There were no cash distributions during the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, the Company received a cash distribution of $764, representing a combined distribution of $68 in earnings and $696 in capital. During the nine months ended September 30, 2017, the Company received a cash distribution of $564, representing a combined distribution of $147 in earnings and $417 in capital. There was no undistributed income at September 30, 2018 and December 31, 2017. The following tables provide FMJV’s summarized unaudited financial results and unaudited financial positions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating results:
Total revenues and gain	$—	$—	$438	$331
Total expenses	(12)	(18)	(83)	(83)

Net (loss) income	$(12)	$(18)	$355	$248

The Company’s share of net (loss) income*	$(10)	$(16)	$320	$126

*

Included in net investment income in the Company’s consolidated statements of income. Gain from the sale of an outparcel in 2017 was allocated in accordance with the method specified in the operating agreement.

	September 30,	December 31,
	2018	2017
Balance Sheet:
Construction in progress—real estate	$—	$27
Real estate investments, net	793	1,199
Cash	167	236
Other	5	5

Total assets	$965	$1,467

Other liabilities	$10	$18
Members’ capital	955	1,449

Total liabilities and members’ capital	$965	$1,467

Investment in unconsolidated joint venture, at equity**	$860	$1,304

**	Includes the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

f) Real Estate Investments

Real estate investments consist of the following as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
Land	$30,510	$26,315
Land improvements	9,928	9,904
Buildings	21,357	21,284
Tenant and leasehold improvements	1,350	1,204
Other	5,331	3,050

Total, at cost	68,476	61,757
Less: accumulated depreciation and amortization	(4,584)	(3,399)

Real estate investments	$63,892	$58,358

On June 13, 2018, the Company, through a wholly owned subsidiary, acquired commercial real estate in Clearwater, Florida, including assumed liabilities of $35, for a purchase price of $6,766. The real estate consisted of land, one in-place lease agreement which was recorded in intangible assets, and commercial structures that are currently under renovation. This transaction was accounted for as an asset acquisition.

Depreciation and amortization expense related to real estate investments was $389 and $374 for the three months ended September 30, 2018 and 2017, respectively, and $1,185 and $1,062 for the nine months ended September 30, 2018 and 2017, respectively.

g) Consolidated Variable Interest Entity

On January 26, 2018, Greenleaf Essence, LLC, a wholly owned subsidiary and a member of the limited liability company treated under U.S. GAAP as a joint venture which the Company used to consolidate as the primary beneficiary, purchased the interest of the only noncontrolling member for $539 which was reported in the Company’s consolidated statement of stockholders’ equity. The purchase, which was accounted for as an equity transaction, gave the Company full ownership of this limited liability company. No gain or loss was recognized as there was no change in control. The following table summarizes the assets and liabilities related to this variable interest entity which are included in the accompanying consolidated balance sheet as of December 31, 2017.

Real estate investments	$4,680
Other assets	$152
Accrued expenses	$21
Other liabilities	$160

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

h) Net Investment Income

Net investment income, by source, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Available-for-sale fixed-maturity securities	$1,273	$1,532	$3,538	$4,172
Equity securities	486	790	1,634	2,461
Investment expense	(137)	(176)	(447)	(526)
Limited partnership investments	1,964	392	2,816	1,724
Real estate investments	22	(292)	239	(856)
Income (loss) from unconsolidated joint venture	(10)	(16)	320	126
Cash and cash equivalents	889	648	2,531	1,415
Short-term investments	567	—	1,040	—
Other	—	—	—	6

Net investment income	$5,054	$2,878	$11,671	$8,522

Note 5 — Comprehensive (Loss) Income

Comprehensive (loss) income includes net income or loss and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of available-for-sale investments carried at fair value and changes in the unrealized other-than-temporary impairment losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized gain arising during the period	$35	$9	$26	$2,155	$831	$1,324
Other-than-temporary impairment loss	—	—	—	474	183	291
Call and repayment gains charged to investment income	(19)	(5)	(14)	—	—	—
Reclassification adjustment for realized (gains) losses	(71)	(17)	(54)	226	87	139

Total other comprehensive (loss) gain	$(55)	$(13)	$(42)	$2,855	$1,101	$1,754

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized (loss) gain arising during the period	$(2,658)	$(673)	$(1,985)	$4,822	$1,860	$2,962
Other-than-temporary impairment loss	80	20	60	864	333	531
Call and repayment (gains) losses charged to investment income	(15)	(4)	(11)	9	4	5
Reclassification adjustment for realized gains	(732)	(185)	(547)	(2,276)	(878)	(1,398)

Total other comprehensive (loss) gain	$(3,325)	$(842)	$(2,483)	$3,419	$1,319	$2,100

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

Short-term investments

Short-term investments consist of certificates of deposit and zero-coupon commercial paper maturing within one year. Due to their short maturity, the carrying value approximates fair value.

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

Long-term debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
3.875% Convertible Senior Notes	2019	Quoted price
4.25% Convertible Senior Notes	2037	Quoted price
3.95% Promissory Note	2020	Discounted cash flow method/Level 3 inputs
4% Promissory Note	2031	Discounted cash flow method/Level 3 inputs
3.75% Callable Promissory Note	2036	Discounted cash flow method/Level 3 inputs
4.55% Promissory Note	2036	Discounted cash flow method/Level 3 inputs

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2018
Financial Assets:
Cash and cash equivalents	$249,083	$—	$—	$249,083
Short-term investments	87,778	—	—	87,778
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	54,745	1,500	—	56,245
Corporate bonds	65,835	—	—	65,835
State, municipalities, and political subdivisions	—	12,872	—	12,872
Exchange-traded debt	10,699	—	—	10,699
Redeemable preferred stock	68	—	—	68

Total available-for-sale securities	131,347	14,372	—	145,719

Equity securities	45,311	—	—	45,311

Total	$513,519	$14,372	$—	$527,891

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2017
Financial Assets:
Cash and cash equivalents	$255,884	$—	$—	$255,884
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	40,527	1,500	—	42,027
Corporate bonds	106,109	994	—	107,103
State, municipalities, and political subdivisions	—	80,695	—	80,695
Exchange-traded debt	7,659	—	—	7,659

Total available-for-sale securities	154,295	83,189	—	237,484

Equity securities	59,956	—	—	59,956

Total	$470,135	$83,189	$—	$553,324

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of September 30, 2018 and December 31, 2017:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2018
Financial Assets:
Limited partnership investments	$28,944	$—	$—	$28,944	$28,944
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$88,216	$—	$89,315	$—	$89,315
4.25% Convertible senior notes	129,177	—	142,133	—	142,133
3.95% Promissory note	9,126	—	—	9,144	9,144
4% Promissory note	7,853	—	—	7,739	7,739
3.75% Promissory note	8,236	—	—	7,850	7,850
4.55% Promissory note	5,878	—	—	5,903	5,903

Total long-term debt	$248,486	$—	$231,448	$30,636	$262,084

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2017
Financial Assets:
Limited partnership investments	$23,184	$—	$—	$23,184	$23,184
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$85,436	$—	$90,827	$—	$90,827
4.25% Convertible senior notes	126,454	—	124,444	—	124,444
3.95% Promissory note	9,270	—	—	9,227	9,227
4% Promissory note	8,206	—	—	7,894	7,894
3.75% Promissory note	8,469	—	—	7,820	7,820

Total long-term debt	$237,835	$—	$215,271	$24,941	$240,212

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 — Other Assets

The following table summarizes the Company’s other assets.

	September 30,	December 31,
	2018	2017
Receivables from sales and maturities of investment securities	$17,048	$255
Benefits receivable related to retrospective reinsurance contracts	2,858	2,393
Prepaid expenses	2,124	1,741
Lease acquisition costs, net	644	723
Other	2,027	4,629

Total other assets	$24,701	$9,741

Note 8 — Long-Term Debt

The following table summarizes the Company’s long-term debt.

	September 30,	December 31,
	2018	2017
3.875% Convertible Senior Notes, due March 15, 2019	$89,990	$89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	143,750
3.95% Promissory note, due through February 17, 2020	9,185	9,360
4% Promissory note, due through February 1, 2031	7,981	8,348
3.75% Promissory note, due through September 1, 2036	8,372	8,613
4.55% Promissory note, due through August 1, 2036	5,982	—
Capital lease obligation, due through August 15, 2023	58	—

Total principal amount	265,318	260,061
Less: unamortized discount and issuance costs	(16,774)	(22,226)

Total long-term debt	$248,544	$237,835

The following table summarizes future maturities of long-term debt as of September 30, 2018, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following September 30,
2018	$91,302
2019	10,058
2020	1,160
2021	144,958
2022	1,258
Thereafter	16,582

Total	$265,318

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Expense:
Contractual interest	$2,717	$2,662	$8,024	$7,766
Non-cash expense (a)	1,888	1,746	5,556	4,623
Capitalized interest (b)	(53)	—	(53)	(61)

	$4,552	$4,408	$13,527	$12,328

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for construction projects which are intended for lease.

Convertible Senior Notes

3.875% Convertible Notes. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate of the 3.875% Convertible Notes. Accordingly, as of September 30, 2018, the conversion rate of the Company’s 3.875% Convertible Notes was 16.3317 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.23 per share.

4.25% Convertible Notes. Since May 2018, the Company has paid cash dividend on common stock that exceeds $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of September 30, 2018, the conversion rate of the Company’s 4.25% Convertible Notes was 16.2834 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.41 per share.

The effective interest rates for the 3.875% Convertible Notes and the 4.25% Convertible Notes, taking into account both cash and non-cash components, approximate 8.3% and 7.6%, respectively. As of September 30, 2018, the remaining amortization periods of the debt discounts were expected to be 5.5 months for the 3.875% Convertible Notes and 3.4 years for the 4.25% Convertible Notes.

4.55% Promissory Note

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Premiums Written:
Direct	$90,370	$94,935	$292,986	$301,930
Assumed	(10)	(63)	(107)	(1,184)

Gross written	90,360	94,872	292,879	300,746
Ceded	(31,986)	(44,704)	(97,190)	(101,528)

Net premiums written	$58,374	$50,168	$195,689	$199,218

Premiums Earned:
Direct	$85,804	$87,118	$255,840	$259,698
Assumed	359	1,551	2,014	10,678

Gross earned	86,163	88,669	257,854	270,376
Ceded	(31,986)	(44,705)	(97,190)	(101,529)

Net premiums earned	$54,177	$43,964	$160,664	$168,847

During the three and nine months ended September 30, 2018, ceded losses of $27 and $58,493, respectively, were recognized as a reduction in losses and loss adjustment expenses. During the three and nine months ended September 30, 2017, ceded losses of $5 were deducted from losses incurred. At September 30, 2018 and December 31, 2017, there were 38 and 37 reinsurers, respectively, participating in the Company’s reinsurance program. Amounts receivable with respect to reinsurers at September 30, 2018 and December 31, 2017 were $73,095 and $103,104, respectively. Approximately 30.7% of the reinsurance recoverable balance for paid losses and loss adjustment expenses at September 30, 2018 was concentrated in two reinsurers. Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of September 30, 2018.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in a profit commission in the event losses are minimal or zero. For the three months ended September 30, 2018, the Company recognized a reduction in ceded premiums of $600 related to these adjustments. For the nine months ended September 30, 2018, the Company recognized a net increase in ceded premiums of $115. Included in the three and nine months ended September 30, 2018 were $0 and $448, respectively, attributable to the Company’s contract with Oxbridge Reinsurance Limited (“Oxbridge”), a related party. In contrast, these adjustments were reflected in the consolidated statements of income as net increases in ceded premiums of $12,465 and $5,509 for the three and nine months ended September 30, 2017, respectively, of which $2,415 and $903 related to the Company’s contract with Oxbridge.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In addition, adjustments related to retrospective provisions are reflected in other assets. At September 30, 2018 and December 31, 2017, other assets included $2,858 and $2,393, respectively, of which $0 and $479 related to the contract with Oxbridge. See Note 17 — “Related Party Transaction” regarding the termination of the Company’s reinsurance contract with Oxbridge. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net balance, beginning of period*	$89,389	$73,084	$97,818	$70,492
Incurred, net of reinsurance, related to:
Current period	21,250	78,337	61,657	123,710
Prior period	4,519	10,894	5,570	18,715

Total incurred, net of reinsurance	25,769	89,231	67,227	142,425

Paid, net of reinsurance, related to:
Current period	(14,397)	(20,888)	(28,554)	(40,392)
Prior period	(13,242)	(10,484)	(48,972)	(41,582)

Total paid, net of reinsurance	(27,639)	(31,372)	(77,526)	(81,974)

Net balance, end of period	87,519	130,943	87,519	130,943
Add: reinsurance recoverable	50,895	213,729	50,895	213,729

Gross balance, end of period	$138,414	$344,672	$138,414	$344,672

*	Net balance represents beginning-of-period liability for unpaid losses and loss adjustment expenses less beginning-of-period reinsurance recoverable for unpaid losses and loss adjustment expenses.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and nine months ended September 30, 2018, the Company established loss reserves of $4,519 and $5,570, respectively, which resulted from unfavorable development in the prior loss years primarily attributable to claims involving assignment of insurance benefits and related litigation, and adverse development of approximately $980 related to Hurricane Matthew. During the nine months ended September 30, 2018, the Company increased its estimated gross losses related to Hurricane Irma from $267,000 to $326,000. The increase of $59,000 had no impact to the Company’s results of operations as these additional losses were entirely ceded. The increase in estimated gross losses was attributable to an increased number of claims and lawsuits.

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

For the three months ended September 30, 2018 and 2017, revenues from the Company’s insurance operations before intracompany elimination represented 95.3% and 96.1%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2018 and 2017, revenues from the Company’s insurance operations before intracompany elimination represented 95.3% and 96.4%, respectively, of total revenues of all operating segments. At September 30, 2018 and December 31, 2017, insurance operations’ total assets represented 85.5% and 87.1%, respectively, of the combined assets of all operating segments. In addition, there was no other operating division representing ten percent or more of the greater, in absolute amount, of the combined profits of all operating divisions reporting a profit or the combined losses of all operating divisions reporting a loss. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2018	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$54,177	$—	$—	$—	$54,177
Net investment income	2,777	—	2,377	(100)	5,054
Net realized investment gains	1,227	—	399	—	1,626
Net unrealized investment (losses) gains	(478)	—	88	—	(390)
Policy fee income	843	—	—	—	843
Other	80	2,318	1,214	(3,179)	433

Total revenue	58,626	2,318	4,078	(3,279)	61,743

Expenses:
Losses and loss adjustment expenses	25,769	—	—	—	25,769
Amortization of deferred policy acquisition costs	8,996	—	—	—	8,996
Interest expense	—	393	4,270	(111)	4,552
Depreciation and amortization	32	592	242	(540)	326
Other	6,187	1,166	5,452	(2,628)	10,177

Total expenses	40,984	2,151	9,964	(3,279)	49,820

Income (loss) before income taxes	$17,642	$167	$(5,886)	$—	$11,923

Total revenue from non-affiliates(c)	$58,626	$1,935	$3,806

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2017	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$43,964	$—	$—	$—	$43,964
Net investment income	2,563	2	658	(345)	2,878
Net realized investment losses	(226)	—	—	—	(226)
Net unrealized investment gain	—	—	74	—	74
Net other-than-temporary impairment losses	(464)	—	(10)	—	(474)
Policy fee income	905	—	—	—	905
Other	85	1,761	1,068	(2,545)	369

Total revenue	46,827	1,763	1,790	(2,890)	47,490

Expenses:
Losses and loss adjustment expenses	89,231	—	—	—	89,231
Amortization of deferred policy acquisition costs	9,031	—	—	—	9,031
Interest expense	—	318	4,128	(38)	4,408
Depreciation and amortization	33	535	250	(494)	324
Impairment loss	—	38	—	—	38
Other	7,155	983	4,696	(2,358)	10,476

Total expenses	105,450	1,874	9,074	(2,890)	113,508

Income (loss) before income taxes	$(58,623)	$(111)	$(7,284)	$—	$(66,018)

Total revenue from non-affiliates(c)	$46,827	$1,381	$1,620

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2018	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$160,664	$—	$—	$—	$160,664
Net investment income	7,520	1	3,941	209	11,671
Net realized investment gains	4,982	—	1,538	—	6,520
Net unrealized investment losses	(3,985)	—	(562)	—	(4,547)
Net other-than-temporary impairment losses	—	—	(80)	—	(80)
Policy fee income	2,563	—	—	—	2,563
Other	452	6,965	3,948	(9,861)	1,504

Total revenue	172,196	6,966	8,785	(9,652)	178,295

Expenses:
Losses and loss adjustment expenses	67,227	—	—	—	67,227
Amortization of deferred policy acquisition costs	26,506	—	—	—	26,506
Interest expense	—	1,176	12,700	(349)	13,527
Depreciation and amortization	98	1,788	751	(1,638)	999
Other	20,135	3,202	16,117	(7,665)	31,789

Total expenses	113,966	6,166	29,568	(9,652)	140,048

Income (loss) before income taxes	$58,230	$800	$(20,783)	$—	$38,247

Total revenue from non-affiliates(c)	$172,196	$5,818	$7,945

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2017	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$168,847	$—	$—	$—	$168,847
Net investment income	7,153	5	2,188	(824)	8,522
Net realized investment gains	2,193	—	83	—	2,276
Net unrealized investment gains	—	—	74	—	74
Net other-than-temporary impairment losses	(854)	—	(10)	—	(864)
Policy fee income	2,721	—	—	—	2,721
Other	428	4,964	3,452	(7,637)	1,207

Total revenue	180,488	4,969	5,787	(8,461)	182,783

Expenses:
Losses and loss adjustment expenses	142,425	—	—	—	142,425
Amortization of deferred policy acquisition costs	26,668	—	—	—	26,668
Interest expense	—	880	11,543	(95)	12,328
Loss on extinguishment of debt	—	—	743	—	743
Impairment loss	—	38	—	—	38
Depreciation and amortization	94	1,551	676	(1,425)	896
Other	22,601	2,634	13,962	(6,941)	32,256

Total expenses	191,788	5,103	26,924	(8,461)	215,354

Income (loss) before income taxes	$(11,300)	$(134)	$(21,137)	$—	$(32,571)

Total revenue from non-affiliates(c)	$180,488	$3,824	$5,266

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	September 30,	December 31,
	2018	2017
Segment:
Insurance Operations	$611,053	$652,754
Real Estate Operations	85,497	80,152
Corporate and Other	155,156	127,822
Consolidation and Elimination	(35,369)	(18,464)

Total assets	$816,337	$842,264

Note 12 — Income Taxes

During the three months ended September 30, 2018, the Company recorded approximately $2,926 of income taxes, which resulted in an effective tax rate of 24.5%. During the three months ended September 30, 2017, the Company recorded approximately $25,472 of income tax benefits, which resulted in an effective tax rate of 38.6%. The decrease in the effective tax rate in 2018 as compared with the corresponding period in the prior year was primarily attributable to the reduction of the federal corporate income tax rate from 35% to 21%. During the nine months ended September 30, 2018, the Company recorded approximately $12,056 of income taxes, which resulted in an effective tax rate of 31.5%. During the nine months ended September 30, 2017, the Company recorded approximately $13,587 of income tax benefits, resulting in an effective tax rate of 41.7%. The decrease in the effective tax rate in 2018 as compared with the corresponding period in the prior year was primarily attributable to the aforementioned reduction of the federal corporate income tax rate, offset by the negative effect of the derecognition of deferred tax assets of $1,620 for restricted stock awards of which market conditions will not be met prior to their expiry date, the disallowance of the deductibility of the $1,727 expense representing dividends cumulatively paid on such restricted stock awards which were reclassified from retained income (see Restricted Stock Awards in Note 15 — “Stock-Based Compensation”), and an increase in nondeductible compensation expenses due to the elimination of the deductibility of most performance-based compensation, resulting from the enactment of the Tax Cuts and Jobs Act in 2017. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Effective August 27, 2018, the Internal Revenue Service notified the Company that the examination of the Company’s 2015 federal income tax return was completed with no change to the Company’s reported tax.

Note 13 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss)	$8,997			$(40,546)
Less: (Income) loss attributable to participating securities	(591)			2,737

Basic Earnings (Loss) Per Share:
Income (loss) allocated to common stockholders	8,406	7,791	$1.08	(37,809)	8,519	$(4.44)

Effect of Dilutive Securities:
Stock options	—	17		—	—
Convertible senior notes	3,188	3,808		—	—

Diluted Earnings (Loss) Per Share:
Income (loss) available to common stockholders and assumed conversions	$11,594	11,616	$1.00	$(37,809)	8,519	$(4.44)

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss)	$26,191			$(18,984)
Less: (Income) loss attributable to participating securities*	(92)			1,236

Basic Earnings (Loss) Per Share:
Income (loss) allocated to common stockholders	26,099	7,931	$3.29	(17,748)	8,648	$(2.05)

Effect of Dilutive Securities:
Stock options	—	17		—	—
Convertible senior notes	9,481	3,803		—	—

Diluted Earnings (Loss) Per Share:
Income (loss) available to common stockholders and assumed conversions	$35,580	11,751	$3.03	$(17,748)	8,648	$(2.05)

*

Income attributable to participating securities for the nine months ended September 30, 2018 included the reclassification of cumulative dividends paid on certain restricted stock with market based vesting conditions from retained income to expense. See Restricted Stock Awards in Note 15 — “Stock-Based Compensation” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 — Stockholders’ Equity

Common Stock

In December 2017, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended September 30, 2018, the Company repurchased and retired a total of 148,768 shares at a weighted average price per share of $41.35 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2018 was $6,156, or $41.38 per share. During the nine months ended September 30, 2018, the Company repurchased and retired a total of 508,290 shares at a weighted average price per share of $39.06. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2018 was $19,867, or $39.09 per share.

In December 2016, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended September 30, 2017, the Company repurchased and retired a total of 124,849 shares at a weighted average price per share of $36.79 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2017 was $4,599, or $36.83 per share. During the nine months ended September 30, 2017, the Company repurchased and retired a total of 163,265 shares at a weighted average price per share of $37.86. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2017 was $6,189, or $37.91 per share.

Note 15 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At September 30, 2018, there were 1,748,247 shares available for grant.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine months ended September 30, 2018 and 2017 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2018	130,000	$34.82	8.2 years	$472
Granted	110,000	$40.00

Outstanding at March 31, 2018	240,000	$37.19	8.8 years	$637

Outstanding at June 30, 2018	240,000	$37.19	8.6 years	$749

Outstanding at September 30, 2018	240,000	$37.19	8.3 years	$1,574

Exercisable at September 30, 2018	47,500	$25.81	6.0 years	$852

Outstanding at January 1, 2017	50,000	$4.02	2.3 years	$1,773
Granted	110,000	$40.00

Outstanding at March 31, 2017	160,000	$28.76	7.4 years	$2,591
Exercised	(30,000)	$2.50

Outstanding at June 30, 2017	130,000	$34.82	8.7 years	$1,675

Outstanding at September 30,2017	130,000	$34.82	8.5 years	$639

Exercisable at September 30, 2017	20,000	$6.30	3.9 years	$639

There were no options exercised during the three and nine months ended September 30, 2018. The aggregate intrinsic value and realized tax benefits of the options exercised during the nine months ended September 30, 2017 were $1,319 and $509. For the three months ended September 30, 2018 and 2017, the Company recognized $138 and $79, respectively, of compensation expense which was included in general and administrative personnel expenses. For the nine months ended September 30, 2018 and 2017, the Company recognized $384 and $228, respectively, of compensation expense. Deferred tax benefits related to stock options were $20 and $30 for the three months ended September 30, 2018 and 2017, respectively, and $59 and $88 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, there was $1,496 and $941, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.8 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the nine months ended September 30, 2018 and 2017:

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

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2018	597,690	$32.82
Granted	40,000	$34.92
Vested	(28,643)	$45.17
Forfeited	(17,905)	$38.55

Nonvested at March 31, 2018	591,142	$31.53

Granted	143,360	$43.83
Vested	(59,974)	$40.09
Forfeited	(27,115)	$32.76

Nonvested at June 30, 2018	647,413	$33.41

Granted	6,500	$39.80
Forfeited	(7,432)	$41.60

Nonvested at September 30, 2018	646,481	$33.38

Nonvested at January 1, 2017	542,503	$30.81
Granted	45,000	$40.15
Vested	(20,109)	$48.42
Forfeited	(926)	$35.52

Nonvested at March 31, 2017	566,468	$30.92

Granted	109,936	$44.05
Vested	(45,874)	$34.51
Forfeited	(9,948)	$40.90

Nonvested at June 30, 2017	620,582	$32.82

Forfeited	(12,344)	$32.34

Nonvested at September 30, 2017	608,238	$32.83

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,231 and $1,144 for the three months ended September 30, 2018 and 2017, respectively, and $2,890 and $3,134 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, there was approximately $12,597 and $9,101, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.9 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2018 and 2017.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Deferred tax benefits recognized	$264	$403	$600	$1,097
Tax benefits realized for restricted stock and paid dividends	$68	$49	$916	$1,232
Fair value of vested restricted stock	$—	$—	$3,698	$2,557

In May 2018, the Company reclassified from retained income dividends of $1,727 cumulatively paid on unvested restricted stock awards with market based vesting conditions to general and administrative personnel expenses for $1,346 and to other operating expenses for $381. These awards, of which the market conditions will not be met, were granted to the Company’s employee and nonemployee directors in 2013. The awards will lapse in May 2019. Any future dividend payment associated with these awards will be expensed when declared. As a result, for the three months ended September 30, 2018, the Company recognized dividends of $98 related to these awards in general and administrative personnel expenses for $80 and in other operating expenses for $18. For the nine months ended September 30, 2018, dividends totaling $1,825 were recognized in general and administrative personnel expenses for $1,426 and in other operating expenses for $399.

Note 16 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contract

As of September 30, 2018, the Company has a contractual obligation related to one multi-year reinsurance contract. This contract may be cancelled only with the other party’s consent. The table below presents the future minimum aggregate premium amounts payable to the reinsurer.

Due in 12 months following September 30, 2018*	$3,469
2019*	2,602

Total	$6,071

*	Premiums payable after December 31, 2018 are estimated.

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for four limited partnership interests. At September 30, 2018, there was an aggregate unfunded balance of $18,663.

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

Note 18 — Subsequent Events

On October 10, 2018, Hurricane Michael made landfall and caused significant property damage in the Florida Panhandle. On October 22, 2018, the Company announced its initial estimated range for gross losses was between $6,000 and $18,000. As of October 31, 2018, the Company had received approximately 525 claims and had case incurred losses of approximately $6,500. The Company estimates the ultimate loss for this event will fall below the top of its initial estimated range. Any losses caused by wind above a retention level of $16,000 are recoverable from the Company’s third-party reinsurers. Estimating losses is an inherently uncertain process and actual losses may differ materially from estimated losses.

On October 18, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividends are payable on December 21, 2018 to stockholders of record on November 16, 2018.

On November 5, 2018, Greenleaf Capital, LLC, the Company’s wholly-owned subsidiary, listed its 10-acre waterfront property in Treasure Island, Florida for sale for an asking price of $40,000. This property is owned by the real estate division and is reported under real estate investments in the Company’s consolidated balance sheet. At September 30, 2018, the property had a carrying value of approximately $9,700.

On November 7, 2018, the Company elected the physical settlement method for any conversions of its 3.875% Convertible Senior Notes occurring on or after January 1, 2019. The Company will settle such conversions, if any, by delivering shares of its common stock.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based company that, through its subsidiaries, is engaged in a variety of business activities, including property and casualty insurance, reinsurance, real estate and information technology. Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage the following operating divisions:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Real Estate Operations

c)	Other Operations

•	Information technology

•	Other auxiliary operations

For the three months ended September 30, 2018 and 2017, revenues from insurance operations before intracompany elimination represented 95.3% and 96.1%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2018 and 2017, revenues from insurance operations before intracompany elimination represented 95.3% and 96.4%, respectively, of total revenues of all operating segments. At September 30, 2018 and December 31, 2017, insurance operations’ total assets represented 85.5% and 87.1%, respectively, of the combined assets of all operating segments. See Note 11 — “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Reinsurance

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, displacing the need for HCPCI or TypTap to pay premiums to third party reinsurers. Claddaugh fully collateralizes its exposure to our insurance subsidiaries by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocessional reinsurance contracts. Currently, Claddaugh does not provide reinsurance to non-affiliates or others.

Real Estate Operations

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

Other Operations

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products or services that support in-house operations as well as our third-party relationships with our agency partners and claim vendors. These products include PropletTM, TypTapTM, SAMSTM, CasaClueTM, Exzeo®, and Atlas ViewerTM.

Recent Events

On October 10, 2018, Hurricane Michael made landfall and caused significant property damage in the Florida Panhandle. On October 22, 2018, we announced our initial estimated range for gross losses was between $6,000,000 and $18,000,000. As of October 31, 2018, we had received approximately 525 claims and had case incurred losses of approximately $6,500,000. We estimate the ultimate loss for this event will fall below the top of our initial estimated range. Any losses caused by wind above a retention level of $16,000,000 are recoverable from our third-party reinsurers. Estimating losses is an inherently uncertain process and actual losses may differ materially from estimated losses. See “Critical Accounting Policies and Estimates.”

On October 18, 2018, our Board of Directors declared a quarterly dividend of $0.375 per common share. The dividends are payable on December 21, 2018 to stockholders of record on November 16, 2018.

On November 5, 2018, Greenleaf Capital, LLC, the Company’s wholly-owned subsidiary, listed its 10-acre waterfront property in Treasure Island, Florida for sale for an asking price of $40,000,000. This property is owned by the real estate division and is reported under real estate investments in our consolidated balance sheet. At September 30, 2018, the property had a carrying value of approximately $9,700,000.

On November 7, 2018, we elected the physical settlement method for any conversions of our 3.875% Convertible Senior Notes occurring on or after January 1, 2019. We will settle such conversions, if any, by delivering shares of our common stock.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenue
Gross premiums earned	$86,163	$88,669	$257,854	$270,376
Premiums ceded	(31,986)	(44,705)	(97,190)	(101,529)

Net premiums earned	54,177	43,964	160,664	168,847
Net investment income	5,054	2,878	11,671	8,522
Net realized investment gains (losses)	1,626	(226)	6,520	2,276
Net unrealized investment (losses) gains	(390)	74	(4,547)	74
Net other-than-temporary impairment losses	—	(474)	(80)	(864)
Policy fee income	843	905	2,563	2,721
Other income	433	369	1,504	1,207

Total operating revenue	61,743	47,490	178,295	182,783

Operating Expenses
Losses and loss adjustment expenses	25,769	89,231	67,227	142,425
Policy acquisition and other underwriting expenses	9,829	9,926	29,148	29,645
Impairment loss	—	38	—	38
General and administrative personnel expenses*	6,781	6,672	20,904	21,021
Interest expense	4,552	4,408	13,527	12,328
Loss on repurchases of senior notes	—	—	—	743
Other operating expenses	2,889	3,233	9,242	9,154

Total operating expenses	49,820	113,508	140,048	215,354

Income (loss) before income taxes	11,923	(66,018)	38,247	(32,571)
Income tax expense (benefit)	2,926	(25,472)	12,056	(13,587)

Net income (loss)	$8,997	$(40,546)	$26,191	$(18,984)

Ratios to Net Premiums Earned:
Loss Ratio	47.56%	202.96%	41.84%	84.35%
Expense Ratio	44.39%	55.22%	45.33%	43.19%

Combined Ratio	91.95%	258.18%	87.17%	127.54%

Ratios to Gross Premiums Earned:
Loss Ratio	29.91%	100.63%	26.07%	52.68%
Expense Ratio	27.91%	27.38%	28.24%	26.97%

Combined Ratio	57.82%	128.01%	54.31%	79.65%

Earnings Per Share Data:
Basic	$1.08	$(4.44)	$3.29	$(2.05)

Diluted	$1.00	$(4.44)	$3.03	$(2.05)

*

For the three and nine months ended September 30, 2017, we reclassified certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits previously reported in other operating expenses to general and administrative personnel expenses to conform with our 2018 presentation.

Comparison of the Three Months ended September 30, 2018 to the Three Months ended September 30, 2017

Our results of operations for the three months ended September 30, 2018 reflect income available to common stockholders of approximately $8,997,000, or $1.00 earnings per diluted share, compared with a net loss of approximately $40,546,000, or $4.44 loss per share, for the three months ended September 30, 2017. The quarter-over-quarter increase was primarily due to a $63,462,000 decrease in losses and loss adjustment expenses, a $12,719,000 decrease in premiums ceded, and a net increase of $4,038,000 in income from investment activities, offset by a $2,506,000 decrease in gross premiums earned. Specifically, our 2017 results included $54,000,000 of losses incurred as a result of Hurricane Irma and $12,465,000 of unfavorable adjustments to ceded premiums related to retrospective provisions. These factors contributed to a net favorable change in pre-tax income of $77,941,000. In addition, our income tax expense in 2018 was positively impacted by a lower federal corporate income tax rate effective January 1, 2018.

Revenue

Gross Premiums Earned for the three months ended September 30, 2018 and 2017 were approximately $86,163,000 and $88,669,000, respectively. The decrease in 2018 compared with the third quarter of the prior year was primarily attributable to a net decrease in policies in force.

Premiums Ceded for the three months ended September 30, 2018 and 2017 were approximately $31,986,000 and $44,705,000, respectively, representing 37.1% and 50.4%, respectively, of gross premiums earned. The $12,719,000 decrease was primarily attributable to an unfavorable adjustment of $12,465,000 to premiums ceded in the third quarter of 2017. This adjustment was made in connection with retrospective provisions under certain reinsurance contracts due to losses incurred by Hurricane Irma.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended September 30, 2018, premiums ceded included a net reduction of approximately $600,000 related to retrospective provisions. For the three months ended September 30, 2017, premiums ceded reflected a net increase of approximately $12,465,000. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended September 30, 2018 and 2017 totaled approximately $58,374,000 and $50,168,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $8,206,000 increase in 2018 resulted from the decrease in premiums ceded as described above combined with a decrease in gross premiums written during the period due to policy attrition. We had approximately 128,000 policies in force at September 30, 2018 as compared with approximately 141,000 policies in force at September 30, 2017.

Net Premiums Earned for the three months ended September 30, 2018 and 2017 were approximately $54,177,000 and $43,964,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended
	September 30,
	2018	2017
Net Premiums Written	$58,374	$50,168
Increase in Unearned Premiums	(4,197)	(6,204)

Net Premiums Earned	$54,177	$43,964

Net Investment Income for the three months ended September 30, 2018 and 2017 was approximately $5,054,000 and $2,878,000, respectively. The quarter-over quarter increase was primarily attributable to an increase of approximately $1,572,000 in income from limited partnership investments.

Net Realized Investment Gains for the three months ended September 30, 2018 were approximately $1,626,000 as opposed to approximately $226,000 of net realized investment losses for the three months ended September 30, 2017. The gains in 2018 resulted primarily from sales to rebalance our investment portfolio.

Net Unrealized Investment Losses for the three months ended September 30, 2018 were approximately $390,000 versus approximately $74,000 of net unrealized investment gains for the three months ended September 30, 2017. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. The increase in 2018 primarily resulted from the adoption of the new accounting standard with regard to equity securities as described in Note 1 — “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $25,769,000 and $89,231,000 for the three months ended September 30, 2018 and 2017, respectively. In 2017, our losses and loss adjustment expenses were impacted by $54,000,000 of losses incurred as a result of Hurricane Irma, adverse development on prior year losses of approximately $2,500,000 related to Hurricane Matthew, and unfavorable adjustments to loss reserves in response to trends involving assignment of insurance benefits and related litigation. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Net Other-Than-Temporary Impairment Losses for the three months ended September 30, 2017 were approximately $474,000, specific to four equity securities which had been in an unrealized loss position for a length of time with no near-term prospect of recovery.

Income Tax Expense for the three months ended September 30, 2018 was approximately $2,926,000 for state, federal, and foreign income taxes. In contrast, an income tax benefit of approximately $25,472,000 was recorded for the three months ended September 30, 2017 on a pre-tax operating loss of $66,018,000 primarily due to losses sustained from Hurricane Irma. The effective tax rate was 24.5% for 2018 and 38.6% for 2017. The decrease in rate was primarily attributable to a lower federal corporate income tax rate effective January 1, 2018.

Ratios:

The loss ratio applicable to the three months ended September 30, 2018 (losses and loss adjustment expenses incurred related to net premiums earned) was 47.6% compared with 203.0% for the three months ended September 30, 2017. The decrease in 2018 was primarily attributable to the losses incurred by Hurricane Irma during the third quarter of 2017.

The expense ratio applicable to the three months ended September 30, 2018 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 44.4% compared with 55.2% for the three months ended September 30, 2017. The decrease in our expense ratio was primarily attributable to lower net premiums earned in 2017.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended September 30, 2018 was 92.0% compared with 258.2% for the three months ended September 30, 2017.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended September 30, 2018 was 57.8% compared with 128.0% for the three months ended September 30, 2017. The decrease was primarily attributable to the combined impact of decreased losses from catastrophe claims and decreased premiums ceded as described earlier.

Comparison of the Nine Months ended September 30, 2018 to the Nine Months ended September 30, 2017

Our results of operations for the nine months ended September 30, 2018 reflect income available to common stockholders of approximately $26,191,000, or $3.03 earnings per diluted share, compared with a net loss of approximately $18,984,000, or $2.05 loss per share, for the nine months ended September 30, 2017. The period-over-period increase was primarily due to a $75,198,000 decrease in losses and loss adjustment expenses and a net $3,556,000 increase in income from investment activities, offset by a net $8,183,000 decrease in net premiums earned and a $1,199,000 increase in interest expense, which contributed to an increase in pre-tax income of $70,818,000. In addition, our income tax expense in 2018 was negatively impacted by the derecognition of deferred tax assets of $1,620,000 related to unvested restricted stock with market conditions and the nondeductible expense of $1,727,000 associated with the reclassified dividends on such restricted stock awards, offset by a lower federal corporate income tax rate effective January 1, 2018.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2018 and 2017 were approximately $257,854,000 and $270,376,000, respectively. The decrease in 2018 compared with the corresponding period in 2017 was primarily attributable to a net decrease in policies in force.

Premiums Ceded for the nine months ended September 30, 2018 and 2017 were approximately $97,190,000 and $101,529,000, respectively, representing 37.7% and 37.6%, respectively, of gross premiums earned. The $4,339,000 decrease was primarily attributable to the unfavorable adjustment during the third quarter of 2017 as described earlier, offset by the recognition of additional premiums ceded of approximately $1,222,000 resulting from the termination of one reinsurance contract during the second quarter of 2018. See Note 17 — “Related Party Transactions” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

For the nine months ended September 30, 2018 and 2017, premiums ceded included net increases of approximately $115,000 and $5,509,000, respectively, related to retrospective provisions. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the nine months ended September 30, 2018 and 2017 totaled approximately $195,689,000 and $199,218,000, respectively. The decrease in 2018 resulted primarily from a decrease in gross premiums written during the period due to policy attrition, offset by the decrease in premiums ceded as described above.

Net Premiums Earned for the nine months ended September 30, 2018 and 2017 were approximately $160,664,000 and $168,847,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net Premiums Written	$195,689	$199,218
Increase in Unearned Premiums	(35,025)	(30,371)

Net Premiums Earned	$160,664	$168,847

Net Investment Income for the nine months ended September 30, 2018 and 2017 was approximately $11,671,000 and $8,522,000, respectively. The period-over period increase was primarily attributable to an increase of approximately $1,095,000 in income from real estate investments combined with an increase in income from limited partnership investments of approximately $1,092,000.

Net Realized Investment Gains for the nine months ended September 30, 2018 and 2017 were approximately $6,520,000 and $2,276,000, respectively. The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio to mitigate the impact from the rising interest rate trend and to decrease our holdings in municipal bonds as they become less attractive in a low tax rate environment.

Net Unrealized Investment Losses for the nine months ended September 30, 2018 were approximately $4,547,000 versus approximately $74,000 of net unrealized investment gains for the nine months ended September 30, 2017. The increase in 2018 was primarily attributable to the adoption of the new accounting standard as described earlier.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $67,227,000 and $142,425,000 for the nine months ended September 30, 2018 and 2017, respectively. During the nine-month period of 2018, we had fewer non-catastrophe claims as compared with the corresponding period in 2017. Loss reserves established during the nine-month period of 2018 primarily pertained to claims in the 2018 loss year, whereas our 2017 losses and loss adjustment expenses were significantly impacted by the losses incurred by Hurricane Irma and Hurricane Matthew and unfavorable adjustments to loss reserves in response to trends involving assignment of insurance benefits and related litigation. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

General and Administrative Personnel Expenses for the nine months ended September 30, 2018 and 2017 were approximately $20,904,000 and $21,021,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of Hurricane Irma claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period decrease of $117,000 was primarily attributable to recoverable Hurricane Irma payroll costs and lower share-based compensation expense during 2018, offset by the recognition of approximately $1,426,000 of cumulative dividends paid on unvested restricted stock awards of which market conditions will not be met.

Interest Expense for the nine months ended September 30, 2018 and 2017 was approximately $13,527,0000 and $12,328,000, respectively. The increase primarily resulted from the 4.25% convertible debt offering completed in March 2017.

Loss on repurchases of Senior Notes for the nine months ended September 30, 2017 was approximately $743,000, resulting from the early extinguishment of our 8% senior notes.

Income Tax Expense for the nine months ended September 30, 2018 was approximately $12,056,000 for state, federal, and foreign income taxes compared with income tax benefit of approximately $13,587,000 for the nine months ended September 30, 2017, resulting in an effective tax rate of 31.5% for 2018 and 41.7% for 2017. The decrease was primarily attributable to the positive impact from a lower federal corporate income tax rate effective January 1, 2018, offset by the negative effect of the derecognition of deferred tax assets of approximately $1,620,000 and the nondeductible expense of approximately $1,727,000, both of which related to restricted stock awards with market conditions that will not be met. (see Restricted Stock Awards in Note 15 — “Stock-Based Compensation” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q).

Ratios:

The loss ratio applicable to the nine months ended September 30, 2018 was 41.8% compared with 84.3% for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in losses and loss adjustment expenses as described previously.

The expense ratio applicable to the nine months ended September 30, 2018 was 45.4% compared with 43.2% for the nine months ended September 30, 2017. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2018 was 87.2% compared with 127.5% for the nine months ended September 30, 2017. The decrease was primarily to the decrease in losses and loss adjustment expenses as described earlier.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the nine months ended September 30, 2018 was 54.3% compared with 79.7% for the nine months ended September 30, 2017. The decrease in 2018 was primarily attributable to the decrease in losses and loss adjustment expenses.

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

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and to fund operating expenses and real estate acquisitions. Furthermore, we expect to repay the holders of our 3.875% Convertible Senior Notes an aggregate amount of $89,990,000 on the maturity date, March 15, 2019, unless the notes are converted into stock in accordance with their terms.

Senior Notes, Promissory Notes, and Capital Lease Obligation

The following table summarizes the principal and interest payment obligations of our long-term debt at September 30, 2018:

	Maturity Date	Payment Due Date
3.875% Convertible Senior Notes	March 2019	March 15 and September 15
4.25% Convertible Senior Notes	March 2037	March 1 and September 1
4% Promissory Note	Through February 2031	1st day of each month
3.75% Callable Promissory Note	Through September 2036	1st day of each month
3.95% Promissory Note	Through February 2020	17th of each month
4.55% Promissory Note	Through August 2036	1st day of each month
Capital Lease	Through August 2023	February 15, May 15, August 15, November 15

See Note 8 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. Four of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At September 30, 2018, there was an aggregate unfunded capital balance of $18,663,000. See Limited Partnership Investments under Note 4 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

In December 2017, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At September 30, 2018, there was approximately $148,000 available under the plan. See Note 14 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Cash Flows for the Nine Months Ended September 30, 2018

Net cash provided by operating activities for the nine months ended September 30, 2018 was approximately $29,450,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $12,433,000 was primarily due to the purchases of fixed-maturity and equity securities of $99,942,000, the purchases of short-term investments of $155,252,000, the purchases of real estate investments of $6,685,000, and the limited partnership investments of $4,823,000, offset by the proceeds from sales of fixed-maturity and equity securities of $134,418,000, the proceeds from redemptions and maturities of fixed-maturity securities of $52,843,000, and the proceeds from sales and maturities of short-term investments of $67,867,000. Net cash used in financing activities totaled $23,731,000, which was primarily due to $20,808,000 used in our share repurchases and $7,475,000 of net cash dividend payments, offset by the proceeds from issuance of 4.55% promissory note of $6,000,000.

Cash Flows for the Nine Months Ended September 30, 2017

Net cash provided by operating activities for the nine months ended September 30, 2017 was approximately $51,502,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses, reinsurance recovered in advance, and interest payments. Net cash used in investing activities of $90,959,000 was primarily due to the purchases of fixed-maturity and equity securities of $141,277,000, the limited partnership investments of $2,623,000, and the real estate investments of $2,095,000, offset by the distributions of $11,758,000 from limited partnership investments, the proceeds from sales of fixed-maturity and equity securities of $35,947,000, and the redemptions and repayments of fixed-maturity securities of $8,786,000. Net cash provided by financing activities totaled $51,442,000, which was primarily due to the proceeds from issuance of 4.25% Convertible Senior Notes of $143,750,000, offset by $40,250,000 used in the repurchases of our 8% senior notes, $4,975,000 of related underwriting and issuance costs, $30,636,000 used in our share repurchases and $9,724,000 of net cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At September 30, 2018, we had $191,030,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In addition, we had short-term investments of $87,778,000 at September 30, 2018. These investments consisted of certificates of deposit and zero-coupon commercial paper. Our shift toward more short-term investments during 2018 was primarily to reduce the impact of a rising interest rate environment.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we had unexpired capital commitments for four limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 16 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of September 30, 2018 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease (1)	$818	279	505	34	—
Service agreement (1)	75	22	47	6	—
Reinsurance contracts (2)	6,071	3,469	2,602	—	—
Unfunded capital commitments (3)	18,663	18,663	—	—	—
Long-term debt obligations (4)	302,355	102,654	25,229	153,777	20,695

Total	$327,982	125,087	28,383	153,817	20,695

(1)

Represents the lease for office space in Miami Lakes, Florida and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the October 1, 2018 exchange rate.

(2)

Represents the minimum payment of reinsurance premiums under one multi-year reinsurance contract. Reinsurance premiums payable after December 31, 2018 are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2018, $101,213,000 of the total $138,414,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $37,201,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At September 30, 2018, $31,140,000 of the $37,201,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $198,578,000 at December 31, 2017 to $138,414,000 at September 30, 2018. The $60,164,000 decrease is comprised of net reductions in our Reserves of $79,647,000 for 2017 and $13,620,000 for 2016 and prior loss years offset by $33,103,000 in reserves established for claims occurring in the 2018 loss year. The $33,103,000 in Reserves established for 2018 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of September 30, 2018. The decrease of $93,267,000 specific to our 2017 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at September 30, 2018 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended September 30, 2018, we recognized a net increase in accrued benefits of $279,000 versus a net decrease in accrued benefits of $9,300,000 for the three months ended September 30, 2017 due to the impact of Hurricane Irma. For the three months ended September 30, 2018, we decreased recognition of $321,000 in ceded premiums due to an adjustment in coverage. In contrast, for the three months ended September 30, 2017, we recognized a net increase in ceded premiums of $3,164,000, including the reversal of a majority of reinsurance costs deferred in prior periods. In combination, for the three months ended September 30, 2018, we recognized a net reduction in ceded premiums of $600,000 as opposed to a net increase in ceded premiums of $12,464,000 for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, we recognized a net increase in accrued benefits of $465,000 versus a net decrease in accrued benefits of $3,841,000 for the nine months ended September 30, 2017. We recognized a net increase in ceded premiums of $580,000 for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, we recognized a net increase in ceded premiums of $1,667,000, including the reversal of a majority of previously deferred reinsurance costs. In combination, for the nine months ended September 30, 2018 and 2017, we recognized a net increase in ceded premiums of $115,000 and $5,508,000, respectively

As of September 30, 2018, we had $2,858,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively. At December 31, 2017, we had $2,393,000 of accrued benefits related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the individual reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 7, 2018. For the nine months ended September 30, 2018, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3	– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at September 30, 2018 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2018 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$136,054	$(9,665)	(6.63)%
200 basis point increase	139,274	(6,445)	(4.42)%
100 basis point increase	142,495	(3,224)	(2.21)%
100 basis point decrease	148,944	3,225	2.21%
200 basis point decrease	152,169	6,450	4.43%
300 basis point decrease	155,161	9,442	6.48%

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

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2018 (amounts in thousands):

		% of		% of
	Cost or	Total		Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$1,805	1.2	$1,776	1.2
AA+, AA, AA-	62,298	42.3	61,716	42.4
A+, A, A-	43,940	29.9	42,860	29.4
BBB+, BBB, BBB-	25,267	17.2	25,258	17.3
BB+, BB, BB-	5,424	3.7	5,522	3.8
B+, B, B-	901	0.6	897	0.6
CCC+, CC and Not rated	7,558	5.1	7,690	5.3

Total	$147,193	100.0	$145,719	100.0

Equity Price Risk

Our equity investment portfolio at September 30, 2018 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at September 30, 2018 (amounts in thousands):

		% of
		Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$20,473	45
Consumer	5,263	12
Industrial	4,631	10
Technology	2,925	6
Energy	2,106	5
Other (1)	4,178	9

	39,576	87

Mutual funds and exchange traded funds by type:
Debt	4,711	10
Equity	1,024	3

	5,735	13

Total	$45,311	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2018, we did not have any material exposure to foreign currency related risk.

ITEM 4	– CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Sales of Unregistered Securities and Use of Proceeds

None

(b) Repurchases of Securities

The table below summarizes the number of common shares repurchased during the three months ended September 30, 2018 under the repurchase plan approved by our Board of Directors in December 2017 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs (a)
July 31, 2018	51,601	$41.93	51,601	$4,136
August 31, 2018	60,542	$40.84	60,542	$1,664
September 30, 2018	36,625	$41.38	36,625	$148

	148,768	$41.35	148,768

(a)	Represents the balances before commissions and fees at the end of each month.

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

During the nine months ended September 30, 2018, our insurance subsidiaries paid dividends of $15,000,000 to HCI.

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

HCI GROUP, INC.

November 7, 2018	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 7, 2018	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.