Form 10-K
period 2018-12-31
HCI Group, Inc.
filed 2019-03-08
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018, computed by reference to the price at which the common stock was last sold on June 30, 2018, was $308,240,719.

The number of shares outstanding of the registrant’s common stock, no par value, on February 26, 2019 was 8,585,568.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

HCI GROUP, INC. AND SUBSIDIARIES

Signatures

Certifications

PART I

ITEM 1 – Business

General

Incorporated in 2006, HCI Group, Inc. is a Florida-based company that, through its subsidiaries is engaged in property and casualty insurance, reinsurance, real estate and information technology. References to “we,” “our,” “us,” “the Company,” or “HCI” in this Form 10-K generally refer to HCI Group, Inc. and its subsidiaries.    Our principal executive offices are located at 5300 West Cypress Street, Suite 100, Tampa, Florida 33607, and our telephone number is (813) 849-9500.

Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage the following operations:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Real Estate Operations

c)	Other Operations

•	Information technology

•	Other auxiliary operations

Insurance Operations

Property and Casualty Insurance

We sell our property and casualty insurance products through two insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). HCPCI was incorporated and began operations in 2007. TypTap was incorporated and began operations in 2016. We provide various forms of residential insurance products such as homeowners insurance, flood insurance and wind-only insurance to homeowners, condominium owners and tenants for properties primarily located in Florida. HCPCI’s and TypTap’s operations are supported by HCI and the following wholly owned subsidiaries of HCI:

•	Homeowners Choice Managers, Inc. – a managing general agent providing marketing, underwriting, claims settlement, accounting and financial services to HCPCI;

•	Southern Administration, Inc. – provides policy administration services to the policyholders with HCPCI;

•	TypTap Management Company – provides managerial and operational services to TypTap;

•	Griston Claim Services, Inc. – currently provides claim adjusting services to HCPCI and TypTap; and

•	Claddaugh Casualty Insurance Company Ltd. – provides reinsurance programs to HCPCI and TypTap. (See Reinsurance below)

HCPCI began operations by participating in a “take-out program” through which we assumed insurance policies issued by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We may, however, selectively pursue additional assumption transactions with Citizens as opportunities arise.

HCPCI is also approved to write residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. Written premium generated in these states during 2018 totaled approximately $44,000.

Our operating and growth strategy for our property and casualty insurance business continues to focus on optimizing the existing book of business, developing and deploying new technologies to streamline operations, diversifying geographically and developing new product offerings. As part of that strategy, TypTap is expanding its homeowners’ insurance business in Florida.

Since we currently write policies that primarily insure homes in Florida, we cover losses that may arise from, among other things, hurricanes and other catastrophic events. The occurrence of any such catastrophes could have a significant adverse effect on our business, results of operations, and financial condition. To mitigate the risk associated with catastrophic events, we purchase reinsurance from other large insurance companies. Reinsurance is the largest cost to our property and casualty insurance business. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida and other states in which we may operate. For example, insurance regulators must approve our policy forms and premium rates as well as monitor our compliance with financial and regulatory requirements. See Item 1A, “Risk Factors,” below.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies and, in the case of flood insurance, a program backed by the U.S. government. Based on September 30, 2018 annualized premiums written data produced by the Florida Office of Insurance Regulation (“FLOIR”) which excludes State Farm Florida Insurance Company, we are the sixth largest provider of homeowners’ property and casualty insurance in the state. We may also face competition from new entrants in our markets, and such entrants may create pricing pressure that could lead to overall premium reductions across the Florida market.

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

Seasonality of Our Business

Our insurance business is seasonal. Hurricanes and tropical storms affecting Florida typically occur during the period from June 1 through November 30 each year. In addition, our reinsurance contracts are generally effective June 1 of each year, and any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will be reflected in our financial results beginning June 1 each year.

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

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies in any state in which they are licensed to transact business and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined once every five years. However, the FLOIR has the authority to conduct an examination whenever it is deemed appropriate.    With regard to Florida-domiciled insurance companies such as TypTap that have held a certificate of authority for less than three years, the FLOIR will conduct an examination at least once every year during the first three years of business. HCPCI’s latest financial examination by the FLOIR related to the year ended December 31, 2015. TypTap’s latest financial examination by the FLOIR related to the year ended December 31, 2016.

Liability for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses represents our estimate of the total cost of (i) claims that have been incurred, but not yet paid (“case reserves”), (ii) losses that have been “incurred but not yet reported” (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the ultimate cost of adjusting, investigating and settling claims, including investigation and defense of lawsuits resulting from such claims. We base our estimates on various assumptions and actuarial data we believe to be reasonable under the circumstances. The process of estimating the liability is inherently subjective and is influenced by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2018, 2017 and 2016, see Note 16 — “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represents estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE as of December 31 for the years 2008 through 2018 (amounts in thousands):

Schedule of Loss Development

	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Original net liability for losses and LAE (a)	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$97,818	$94,827
Re-estimated net losses and LAE (b) as of:
1 year later	10,879	18,399	26,776	27,309	38,712	47,344	57,807	72,229	89,199	110,286
2 years later	10,991	19,866	26,003	28,536	40,015	50,280	65,367	78,511	104,097
3 years later	11,661	19,361	27,226	28,499	42,976	54,696	66,211	89,017
4 years later	11,528	19,617	26,544	29,038	45,279	52,404	71,495
5 years later	11,424	18,969	26,871	30,788	43,403	55,656
6 years later	11,361	19,020	27,732	29,505	44,496
7 years later	11,302	19,426	26,838	29,844
8 years later	11,459	18,961	27,064
9 years later	11,313	19,002
10 years later	11,354
Cumulative net redundancy (deficiency) (c)	3,409	176	(4,918)	(2,420)	(3,328)	(11,970)	(22,587)	(37,327)	(33,605)	(12,468)
Cumulative amount of net liability paid as of:
1 year later	7,725	10,481	16,833	15,652	22,365	26,595	33,347	41,053	50,533	57,621
2 years later	9,229	15,336	20,708	21,707	31,824	38,695	49,122	61,947	80,279
3 years later	10,339	17,065	23,732	25,350	37,041	45,655	58,141	77,876
4 years later	10,947	17,992	25,063	26,772	40,152	49,924	66,558
5 years later	11,121	18,375	25,681	28,052	42,303	53,678
6 years later	11,167	18,465	26,238	29,967	43,789
7 years later	11,302	18,506	26,478	29,297
8 years later	11,305	18,653	26,628
9 years later	11,309	18,668
10 years later	11,309
Gross premiums earned	$61,925	$110,011	$119,757	$143,606	$233,607	$337,113	$365,488	$423,120	$378,678	$358,253	$343,065

	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Gross liability for unpaid losses and LAE	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$198,578	$207,587
Ceded liability for unpaid losses and LAE	—	—	—	—	—	—	—	—	—	(100,760)	(112,760)

Net liability for unpaid losses and LAE	$14,763	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$97,818	$94,827

(a)	Represents management’s original net estimated liability for (i) unpaid claims, (ii) IBNR, and (iii) loss adjustment expenses.
(b)	Represents the re-estimated net liabilities in later years for unpaid claims, IBNR and loss adjustment expenses for each of the respective years.
(c)

Represents the difference between the latest net re-estimate and the original net estimate. A redundancy indicates the original net estimate is higher than the current net estimate whereas a deficiency indicates the original net estimate is lower than the current net estimate.

Reinsurance

We have a Bermuda domiciled wholly owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, reducing the cost of third party reinsurance. Claddaugh fully collateralizes its exposure to our insurance subsidiaries by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts. Currently, Claddaugh does not provide reinsurance to non-affiliates.

For the years ended December 31, 2018, 2017 and 2016, revenues from insurance operations before intracompany elimination represented 95.0%, 96.2% and 95.5%, respectively, of total revenues of all operating segments. At December 31, 2018, 2017 and 2016, insurance operations’ total assets represented 85.9%, 87.1% and 87.9%, respectively, of the combined assets of all operating segments. See Note 17 — “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Investment Properties

Our investment properties consist of a combined 24 acres of waterfront properties that include one full-service restaurant and two marinas, three retail shopping centers, one office building, and one vacant shopping center recently acquired for redevelopment. We acquired the restaurant and marina operations in connection with our purchase of those properties and we continue to operate them to enhance the property values.

One retail shopping center with 61,400 square feet of net rentable space is located in Sorrento, Florida and is anchored by a large, well-known grocery retailer. We acquired this property in 2016. See Note 7 — “Business Acquisitions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Another retail shopping center with 49,995 square feet of net rentable space is located in Melbourne, Florida and also anchored by a large, well-known grocery retailer. In 2016, we acquired full ownership of the property in which we had a 90% non-controlling interest from our 10% joint venture partner. This property had been developed through a limited liability company treated under U.S. GAAP as a joint venture. See Investment in Unconsolidated Joint Venture in Note 5 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Our portfolio of real estate investments also includes one commercial property with 68,867 square feet of net rentable space in Tampa, Florida. This property, which includes an office building fully leased to a major financial institution, was acquired in October 2017. See Real Estate Investments in Note 5 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

In January 2018, we acquired full ownership of one limited liability company which owns commercial real estate in Riverview, Florida. The commercial real estate includes a retail strip center with 8,400 square feet of net rentable space and a parcel of land adjacent to the retail center that is leased to a gas station and convenience store chain. See Consolidated Variable Interest Entity in Note 5 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

In June 2018 we purchased a vacant retail shopping center, with approximately 56,000 square feet of planned rentable space in Clearwater, Florida. The property is under redevelopment for a large, well known grocer, along with additional retailer space. See Real Estate Investments in Note 5 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Other Real Estate Investments

Melbourne FMA, LLC, our wholly owned subsidiary, has a 90% interest in a company which owns two outparcels aggregating approximately 2.1 acres for sale or ground lease. See Investment in Unconsolidated Joint Venture in Note 5 — “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in designing and creating web-based applications and products for mobile devices. The operations, which are located in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products and services that support in-house operations as well as our third-party relationships with our agency partners and claim vendors. Products created thus far have been solely for internal use.

TypTap®

TypTap is an online website for quoting and binding residential flood policies for our subsidiary, TypTap. TypTap is designed to be accessible from a mobile phone or any other internet-capable device. With TypTap, customers can obtain a flood insurance quote in seconds and a policy in minutes.

SAMSTM

SAMS is an online platform for supporting back-office policy and claims management for both of our insurance subsidiaries, HCPCI and TypTap. SAMS processes the full life cycle of a policy from policy quoting and issuance to agency management, cash receipts/disbursements, claims reserving and claim payments.

Harmony

Harmony is a new platform for both of our insurance subsidiaries, HCPCI and TypTap. Harmony will eventually replace both the TypTap and SAMS platforms with a single online platform for all new business. This platform provides a simplified user experience for quoting and binding, as well as back office policy management, agency management, cash receipts and disbursements, and claim payments.

CasaClueTM

CasaClue is our proprietary insurance geographical database containing residential property data.

Exzeo®

Exzeo is a cloud-based application available at Exzeo.com which provides a highly customizable environment to support automation and process management to high volume environments. Exzeo.com specifically supports property claim assignments, logistics, and accountability reporting with our third party partners. Exzeo.com has rich system integration through an application program interface (API), which allows hands-free data transfer from other API-capable applications such as SAMS.

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

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2018, 2017 and 2016:

(Amounts in millions except per share amounts)	2018	2017	2016
For the year ended December 31:
Net premium earned	$213.4	$224.6	$243.6
Total revenue	$231.3	$244.4	$264.4
Losses and loss adjustment expenses	$109.3	$165.6	$124.7
Income (loss) before income taxes	$26.9	$(15.6)	$46.9
Net income (loss)	$17.7	$(6.9)	$29.0

Earnings (loss) per share:
Basic	$2.34	$(0.75)	$2.95
Diluted	$2.34	$(0.75)	$2.92

Dividends per share	$1.475	$1.40	$1.20

Net cash provided by operating activities	$28.6	$16.4	$88.0

Cash dividends paid on common stock*	$10.4	$12.8	$11.7

At December 31:
Total investments	$387.8	$380.3	$298.7
Cash and cash equivalents	$239.5	$255.9	$280.5
Total assets	$832.9	$842.3	$670.1
Total stockholders’ equity	$181.4	$194.0	$243.7
Common shares outstanding (in millions)	8.4	8.8	9.7

*	Net of cash dividends received under share repurchase forward contract

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

To defend our computer systems from cyber-attacks, we utilize tools such as firewalls, anti-malware software, multifactor authentication, e-mail security services, virtual private networks, third party security experts, and timely applied software patches, among others. We engage third-party consultants to conduct penetration tests to identify potential security vulnerabilities. Although we believe our defenses against cyber-intrusions are sufficient, we continually monitor our computer networks for new types of threats.

Employees

As of February 23, 2019, we employed a total of 387 full-time individuals. In addition, we leased 78 employees through an employee leasing agency.

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

Substantially all of our historical revenue has been generated from policies assumed from Citizens, our acquisition of policies from one Florida insurance company and subsequent renewals of these policies. Our ability to grow our premium base may depend upon the availability of future policy assumptions and acquisitions upon acceptable terms. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We cannot provide assurance that such opportunities will arise in the future.

Although we began selling insurance products in other states, our insurance business is primarily in Florida. Thus, any catastrophic event or other condition affecting losses in Florida could adversely affect our financial condition and results of operations.

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

There is an emerging scientific consensus on climate change, which may affect the frequency and severity of storms and other weather events, and negatively affect our business, results of operations, and/or financial condition.

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

Our operations are highly dependent on the efforts of our senior executive officers, particularly our chief executive officer, Paresh Patel, as well as our chief financial officer, Mark Harmsworth, and the President of our Real Estate Division, Anthony Saravanos. The loss of their leadership, industry knowledge and experience could negatively impact our operations. However, we have management succession plans to lessen any such negative impact. Apart from Mr. Patel and Mr. Harmsworth, we have no employment agreements with any of our personnel nor do we offer any guarantee of any employee’s ongoing service. We maintain key-man life insurance on Mr. Patel although such policy may be insufficient to cover the damage resulting from the loss of Mr. Patel’s services.

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

Our future growth will depend on our ability to expand the number of insurance policies we write, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the insurance risks we choose to write and cede. Our existing sources of funds include operations, investment holdings, and possible sales of our investment securities. Unexpected catastrophic events in our market areas, such as hurricanes, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we can raise additional capital.

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

Certain holdings in our investment portfolio include limited partnership interests and a real estate joint venture. We may increase our holdings in these types of investments as we pursue diversification. These investments may be illiquid in the near term as they are privately placed and are subject to certain restrictions or conditions that may limit our ability to immediately dispose of the investments. If it becomes necessary to sell any of these investments at a time when the fair market value is below our carrying value, we may incur significant losses which could have a material adverse effect on our net income and financial position.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our available cash.

A portion of our income is, and likely will continue to be, generated by the investment of our available cash. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of available cash invested. We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it difficult to estimate accurately the amount of investment income that will be realized. In fact, we have realized and may in the future realize losses on sales of our investments as well as other-than-temporary losses on our investment holdings. Any unfavorable change to the fair value of our equity securities will also impact our financial results.

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

Now and in the future, we may rely on independent agents to write our insurance policies, and if we are not able to contract with and retain independent agents, our revenues would be negatively affected.

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

Currently we offer residential flood insurance solely in Florida. We plan to expand our flood insurance business to other states and eventually establish ourselves as a leading alternative to the National Flood Insurance Program, administered by the Federal Emergency Management Agency.

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

We are expanding our homeowners’ insurance business in other states. Geographic expansion of our insurance business will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software, personnel and regulatory compliance. Although we plan to enter other states judiciously with attention to profitability, we cannot assure you that our entry into other states will be successful.

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

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of 3.5 acres of land, a three-story building with a gross area of 122,000 square feet, and a four-level parking garage. This facility is 60% occupied by us and serves as our headquarters. The remaining space is leased to non-affiliates.

Ocala, Florida. The real estate consists of 1.6 acres of land and an office building with gross area of approximately 16,000 square feet. The facility is 100% designated for our insurance operations and will be used as an alternative location in the event a catastrophic event impacts our operations in Tampa, Florida.

Investment Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility and the restaurant are currently owned and operated by us. In November 2018, this property was listed for sale.

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 23,000 square feet. This marina facility is owned and operated by us. Approximately 5% of the available retail space is occupied by us, 65% of the retail space is leased to non-affiliates, and the remaining space is available for lease.

Riverview, Florida. The real estate consists of 2.57 acres of land, 1.27 acres of which is leased to a gas station and convenience store chain. Our retail structure with 8,400 square feet of net rentable space is situated on the remaining land. Approximately 88% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Sorrento, Florida. The real estate includes 5.42 acres of outparcel land intended for ground lease or resale and a retail shopping center with 61,400 square feet of net rentable area. Approximately 74% of the rentable space is currently leased to a large, well-known grocery retailer. Approximately 94% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

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

Clearwater, Florida. The real estate consists of 5.33 acres of land and a vacant building with approximately 56,000 square feet of rentable space under redevelopment. Approximately 50% of the building is preleased to a large, well known grocery retailer and the remaining space will be available for multiple retailers.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease commenced in 2013 and has an initial term of nine years.

Miami Lakes, Florida. We lease approximately 5,565 square feet of office space for our claims related administration. The lease commenced March 1, 2018 and has an initial term of approximately three years.

Rental expense under all facility leases was $407,000, $336,000 and $333,000 during the years ended December 31, 2018, 2017 and 2016, respectively.

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

PART II

ITEM  5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Markets for Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “HCI.” The following table represents the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	Common Stock
	Price
	High	Low
Calendar Quarter—2018
First Quarter	$42.80	29.88
Second Quarter	$44.25	37.04
Third Quarter	$43.80	38.66
Fourth Quarter	$59.32	41.76

Calendar Quarter—2017
First Quarter	$50.93	38.49
Second Quarter	$49.25	43.10
Third Quarter	$49.12	27.11
Fourth Quarter	$39.69	28.70

Holders

As of February 26, 2019, the market price for our common stock was $46.26 and there were 234 holders of record of our common stock.

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

Declaration	Payment	Date of	Per Share
Date	Date	Record	Amount
10/18/2018	12/21/2018	11/16/2018	$0.375
7/6/2018	9/21/2018	8/17/2018	$0.375
4/16/2018	6/15/2018	5/18/2018	$0.375
1/15/2018	3/16/2018	2/16/2018	$0.35
10/19/2017	12/15/2017	11/17/2017	$0.35
7/6/2017	9/15/2017	8/18/2017	$0.35
4/17/2017	6/16/2017	5/19/2017	$0.35
1/16/2017	3/17/2017	2/17/2017	$0.35

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders unless certain requirements, which are discussed in Note 25 — “Regulatory Requirements and Restrictions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, are met. Hence Florida law may limit the availability of cash from our insurance subsidiaries for the payment of dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2018. We currently have no equity compensation plans not approved by our stockholders.

	(a)	(b)	(c)
	Number of Securities To be Issued Upon Exercise of	Weighted-Average Exercise Price of	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	240,000	$37.19	1,752,432

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2013 and its relative performance is tracked through December 31, 2018. The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The table below summarizes the number of shares of common stock repurchased during the three months ended December 31, 2018 under the repurchase plan approved by our Board of Directors in December 2017 and also the number of shares of common stock surrendered by employees to satisfy minimum federal income tax liabilities associated with the vesting of restricted shares in December 2018 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs
October 31, 2018	3,338	$44.48	3,338	$—
November 30, 2018	—	—	—	$—
December 31, 2018	3,935	$53.39	—	$—

	7,273	$49.30	3,338

In December 2018, our Board of Directors approved a one-year plan to repurchase up to $20 million of our common shares during 2019. The approved amounts in each year exclude brokerage fees. See Note 20 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

ITEM 6 – Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data at December 31, 2018 and 2017 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data at December 31, 2016, 2015, and 2014, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	As of or for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollar amounts in thousands, except per share amounts)
Operating Revenue
Gross premiums earned	$343,065	$358,253	$378,678	$423,120	$365,488
Premiums ceded	(129,643)	(133,635)	(135,051)	(140,614)	(113,423)

Net premiums earned	213,422	224,618	243,627	282,506	252,065
Net investment income	16,581	11,439	9,087	3,978	4,888
Net realized investment gains (losses)	6,183	4,346	2,601	(608)	4,735
Net unrealized investment (losses) gains	(10,202)	92	—	—	—
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(80)	(1,116)	(2,252)	(5,275)	(107)
Portion of loss recognized in other comprehensive income, before taxes	—	(351)	(230)	594	—

Net other-than-temporary impairment losses	(80)	(1,467)	(2,482)	(4,681)	(107)
Policy fee income	3,389	3,622	3,914	3,496	2,820
Gain on repurchases of convertible senior notes	—	—	153	—	—
Gain on bargain purchase	—	—	2,071	—	—
Gain on remeasurement of previously held interest	—	—	4,005	—	—
Other income	1,999	1,756	1,470	1,261	1,707

Total operating revenue	231,292	244,406	264,446	285,952	266,108

Operating Expenses
Losses and loss adjustment expenses	109,328	165,629	124,667	87,224	79,468
Policy acquisition and other underwriting expenses	38,943	39,663	42,642	41,984	37,952
General and administrative personnel expenses*	25,908	25,127	26,200	28,276	26,960
Interest expense	18,096	16,767	11,079	10,754	10,453
Loss on repurchases of senior notes	—	743	—	—	—
Impairment losses	—	38	388	—	—
Other operating expenses	12,115	12,063	12,614	11,522	10,313

Total operating expenses	204,390	260,030	217,590	179,760	165,146

Income (loss) before income taxes	26,902	(15,624)	46,856	106,192	100,962
Income tax expense (benefit)	9,177	(8,731)	17,835	40,331	38,298

Net income (loss)	$17,725	$(6,893)	$29,021	$65,861	$62,664
Preferred stock dividends	—	—	—	—	4

Income (loss) available to common stockholders	$17,725	$(6,893)	$29,021	$65,861	$62,668

*

For the years ended December 31, 2016, 2015, and 2014, we reclassified certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits previously reported in other operating expenses to general and administrative personnel expenses to conform with our 2018 and 2017 presentation.

	As of or for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollar amounts in thousands, except per share amounts)
Per Share Data:
Basic earnings (loss) per common share	$2.34	$(0.75)	$2.95	$6.51	$5.90

Diluted earnings (loss) per common share	$2.34	$(0.75)	$2.92	$5.90	$5.36

Dividends per common share	$1.475	$1.40	$1.20	$1.20	$1.10

Ratios to Net Premium Earned:
Loss Ratio	51.23%	73.74%	51.17%	30.88%	31.53%
Expense Ratio	44.54%	42.03%	38.14%	32.76%	33.99%

Combined Ratio	95.77%	115.77%	89.31%	63.64%	65.52%

Ratios to Gross Premiums Earned:
Loss Ratio	31.87%	46.23%	32.92%	20.61%	21.74%
Expense Ratio	27.71%	26.35%	24.54%	21.87%	23.45%

Combined Ratio	59.58%	72.58%	57.46%	42.48%	45.19%

Consolidated Balance Sheet Data:
Total investments	$387,783	$380,286	$298,734	$232,917	$168,799
Total cash and cash equivalents	$239,458	$255,884	$280,531	$267,738	$314,416
Total assets	$832,863	$842,264	$670,064	$636,986	$598,557
Long-term debt	$250,150	$237,835	$138,863	$129,429	$125,886
Total stockholders’ equity	$181,441	$193,975	$243,746	$237,722	$182,585

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

Recent Developments

On January 14, 2019, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are to be paid March 15, 2019 to stockholders of record on February 15, 2019.

On January 15, 2019, we granted 40,000 shares of restricted stock and options to purchase 110,000 of our common shares at an exercise price of $53 per share to our chief executive officer, Paresh Patel. The options will expire on January 15, 2029. These share-based awards were granted pursuant to our 2012 Omnibus Incentive Plan and will vest in equal annual installments over four years, so long as Mr. Patel remains employed by us. The grant date fair values of the restricted stock and options were approximately $1,918,000 and $1,345,000, respectively.

On February 27, 2019, we acquired approximately nine acres of undeveloped land located near our current headquarters in Tampa, Florida for a purchase price of $8,500,000, which was primarily financed by our revolving credit facility. The land is a potential site for the construction of a new headquarters building. The transaction was accounted for as an asset acquisition. As such, all acquisition-related costs are capitalized.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2018 with the Year Ended December 31, 2017

Our results of operations for the year ended December 31, 2018 reflect net income of $17,725,000, or $2.34 earnings per diluted common share, compared with a net loss of $6,893,000, or $0.75 loss per common share, for the year ended December 31, 2017. Losses and loss adjustment expenses were approximately $56,301,000 lower in 2018, attributable to lower catastrophe losses and decreased adverse development. Catastrophe losses in 2018 primarily included net losses of approximately $16,520,000 from Hurricane Michael versus net losses of approximately $54,000,000 from Hurricane Irma in 2017. The year-over-year improvement in losses and loss adjustment expenses was offset by a net $11,196,000 decrease in net premiums earned, a net $3,315,000 decrease in income from investment activities and a $1,329,000 increase in interest expense. Income tax expense in 2018 was negatively impacted by the derecognition of deferred tax assets of approximately $1,825,000 related to unvested restricted stock with market conditions and the nondeductible expense of approximately $1,887,000 associated with the reclassified dividends on such restricted stock awards, offset by a lower federal corporate income tax rate effective January 1, 2018.

Revenue

Gross Premiums Earned for the years ended December 31, 2018 and 2017 were approximately $343,065,000 and $358,253,000, respectively. The decrease in 2018 was primarily attributable to a net decrease in policies in force offset by an increase in the average premium per policy.

Premiums Ceded for the years ended December 31, 2018 and 2017 were approximately $129,643,000 and $133,635,000, respectively, representing 37.8% and 37.3%, respectively, of gross premiums earned. The $3,992,000 decrease was primarily attributable to an unfavorable adjustment of $12,465,000 to premiums ceded in connection with retrospective provisions under certain reinsurance contracts due to losses incurred by Hurricane Irma during the third quarter of 2017, offset by the recognition of additional premiums ceded of approximately $1,222,000 resulting from the termination of one reinsurance contract during the second quarter of 2018 (See Note 17 — “Related Party Transactions” to our audited consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information) and an increase in premiums ceded attributable to a lower retention level for the reinsurance contract year 2019/20.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses defined in a quota share arrangement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the year ended December 31, 2018, premiums ceded included a net decrease of approximately $485,000 versus a net increase of approximately $5,740,000 for the year ended December 31, 2017 related to retrospective provisions. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the years ended December 31, 2018 and 2017 totaled approximately $206,813,000 and $213,711,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The decrease in 2018 resulted primarily from a decrease in gross premiums written during the period due to policy attrition, offset by the decrease in premiums ceded as described above. We had approximately 127,000 policies in force at December 31, 2018 versus approximately 139,000 policies in force at December 31, 2017.

Net Premiums Earned for the years ended December 31, 2018 and 2017 were approximately $213,422,000 and $224,618,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Years Ended
	December 31,
	2018	2017
Net Premiums Written	$206,813	$213,711
Decrease in Unearned Premiums	6,609	10,907

Net Premiums Earned	$213,422	$224,618

Net Investment Income for the years ended December 31, 2018 and 2017 was approximately $16,581,000 and $11,439,000, respectively. The year-over-year increase was attributable to an increase in income from limited partnership investments of approximately $2,096,000, an increase of approximately $1,358,000 in income from real estate investments, and an increase in interest income from cash and short-term investments. See Note 5 — “Investments” under Net Investment Income to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Realized Investment Gains for the years ended December 31, 2018 and 2017 were approximately $6,183,000 and $4,346,000, respectively. The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio to mitigate the impact from the rising interest rate trend and to decrease our holdings in municipal bonds as they become less attractive in a low tax rate environment.

Net Unrealized Investment Losses for the year ended December 31, 2018 were approximately $10,202,000 versus approximately $92,000 of net unrealized investment gains for the year ended December 31, 2017. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. The decrease in 2018 primarily resulted from the adoption of the new accounting standard with regard to equity securities as described in Note 2 — “Summary of Significant Accounting Policies” to our audited consolidated financial statements under Item 8 of this Annual Report on Form 10-K, combined with a general downturn in the U.S. securities markets in December 2018.

Net Other-Than-Temporary Impairment Losses for the years ended December 31, 2018 and 2017 were approximately $80,000 and $1,467,000, respectively. During 2018, we recognized impairment loss on one fixed-maturity security versus impairment losses specific to four fixed-maturity securities and six equity securities during 2017.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $109,328,000 and $165,629,000 for the years ended December 31, 2018 and 2017, respectively. During 2018, loss and loss adjustment expenses included net losses of approximately $16,520,000 for Hurricane Michael as well as adverse development related to Hurricane Matthew of approximately $2,100,000 and adverse development related to non-catastrophe claims of approximately $9,900,000 primarily related to assignment of benefits litigation. Loss and loss adjustment expenses in 2017 included net losses related to Hurricane Irma of approximately $54,000,000 as well as adverse development related to Hurricane Matthew of approximately $2,500,000 and adverse development related to non-catastrophe claims of approximately $16,200,000 primarily related to assignment of benefits litigation.    See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2018 and 2017 were approximately $38,943,000 and $39,663,000, respectively. The decrease from 2017 was primarily attributable to decreased commissions and premium taxes resulting from the net decrease in policies in force.

General and Administrative Personnel Expenses for the years ended December 31, 2018 and 2017 were approximately $25,908,000 and $25,127,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of Hurricane Irma claims which are recoverable from reinsurers under reinsurance contracts. The year-over-year increase of $781,000 was primarily attributable to the recognition of approximately $1,505,000 of cumulative dividends paid on unvested restricted stock awards of which market conditions will not be met and an increase of approximately $606,000 in employee incentive bonus, offset by an increase in recoverable Hurricane Irma payroll costs of $1,231,000 and lower share-based compensation expense during 2018.

Interest Expense for the years ended December 31, 2018 and 2017 was approximately $18,096,0000 and $16,767,000, respectively. The increase primarily resulted from the 4.25% convertible debt offering completed in March 2017.

Loss on repurchases of Senior Notes for the year ended December 31, 2017 was approximately $743,000, resulting from the early extinguishment of our 8% Senior Notes.

Income Tax Expense for the year ended December 31, 2018 was approximately $9,177,000 for state, federal, and foreign income taxes compared with income tax benefit of approximately $8,731,000 for the year ended December 31, 2017, resulting in an effective tax rate of 34.1% for 2018 and 55.9% for 2017. The decrease was primarily attributable to the positive impact from a lower federal corporate income tax rate effective January 1, 2018, offset by the negative effect of the derecognition of deferred tax assets of approximately $1,825,000 and the nondeductible expense of approximately $1,887,000, both of which related to restricted stock awards with market conditions that will not be met. (see Restricted Stock Awards in Note 21 — “Stock-Based Compensation” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K).

Ratios:

The loss ratio applicable to the year ended December 31, 2018 (losses and loss adjustment expenses incurred related to net premiums earned) was 51.2% compared with 73.8% for the year ended December 31, 2017. The decrease was primarily due to the decrease in losses and loss adjustment expenses as described previously.

The expense ratio applicable to the year ended December 31, 2018 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 44.6% compared with 42.0% for the year ended December 31, 2017. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2018 was 95.8% compared with 115.8% for the year ended December 31, 2017. The decrease was primarily to the decrease in losses and loss adjustment expenses as described earlier.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2018 was 59.6% compared with 72.6% for the year ended December 31, 2017. The decrease in 2018 was primarily attributable to the decrease in losses and loss adjustment expenses.

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

Net Investment Income for the years ended December 31, 2017 and 2016 was approximately $11,439,000 and $9,087,000, respectively. The increase in 2017 was primarily due to year-over-year increases in income from limited partnership investments and fixed-maturity securities. See Note 5 — “Investments” under Net Investment Income to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Ratios:

The loss ratio applicable to the year ended December 31, 2017 was 73.8% compared with 51.2% for the year ended December 31, 2016. The increase was primarily attributable to losses related to Hurricane Irma combined with the decrease in net premiums earned which was driven in large part by the increase in ceded premiums due to the aforementioned adjustments.

The expense ratio applicable to the year ended December 31, 2017 was 42.0% compared with 38.1% for the year ended December 31, 2016. The increase in our 2017 expense ratio was primarily attributable to the decrease in 2017 net premiums earned, an increase in interest expense, and the loss on repurchases of our senior notes, as described above.

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

Furthermore, we will repay the holders of our 3.875% Convertible Senior Notes an aggregate amount of $89,990,000 on the maturity date, March 15, 2019, if the notes are not yet converted prior to March 14, 2019.

Senior Notes, Promissory Notes, and Capital Lease Obligation

The following table summarizes the principal and interest payment obligations for our long-term debt at December 31, 2018:

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

See Note 14 — “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Share Repurchase Plan

In December 2018, our Board of Directors approved a one-year plan for 2019 under which we may purchase up to $20,000,000 of our common shares in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The approved amount excludes brokerage fees. See Note 20 — “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. These funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At December 31, 2018, there was an aggregate unfunded capital balance of $16,304,000. See Limited Partnership Investments under Note 5 — “Investment” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016 are summarized below.

Cash Flows for the Year ended December 31, 2018

Net cash provided by operating activities for the year ended December 31, 2018 was approximately $28,595,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $128,300,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $17,678,000 was primarily due to the purchases of fixed-maturity and equity securities of $165,424,000, the purchases of short-term and other investments of $201,538,000, the purchases of real estate investments of $7,472,000, and the limited partnership investments of $7,182,000, offset by the proceeds from sales of fixed-maturity and equity securities of $148,248,000, the proceeds from redemptions and maturities of fixed-maturity securities of $82,177,000, and the proceeds from sales and maturities of short-term and other investments of $135,256,000. Net cash used in financing activities totaled $27,288,000, which was primarily due to $21,166,000 used in our share repurchases, $10,351,000 of net cash dividend payments and the repayment of long-term debt of $1,127,000, offset by the proceeds from the issuance of 4.55% promissory note of $6,000,000.

Cash Flows for the Year ended December 31, 2017

Net cash provided by operating activities for the year ended December 31, 2017 was approximately $16,635,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $80,164,000 was primarily due to the purchases of fixed-maturity and equity securities of $165,196,000, the limited partnership investments of $4,226,000, and the real estate investments of $11,878,000, offset by the proceeds from sales of fixed-maturity and equity securities of $77,041,000, the distributions of $11,758,000 from limited partnership investments and the redemptions and repayments of fixed-maturity securities of $14,897,000. Net cash provided by financing activities totaled $39,030,000, which was primarily due to the proceeds from issuance of 4.25% Convertible Senior Notes of $143,750,000, offset by $40,250,000 used in the repurchases of our 8% senior notes, $4,975,000 of related underwriting and issuance costs, $45,872,000 used in our share repurchases and $12,833,000 of net cash dividend payments.

Cash Flows for the Year ended December 31, 2016

Net cash provided by operating activities for the year ended December 31, 2016 was approximately $88,275,000, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $49,028,000 was primarily due to the purchases of fixed-maturity and equity securities of $107,964,000, $12,056,000 of net cash used in acquiring one business, and the limited partnership investments of $4,670,000, offset by the proceeds from sales of fixed-maturity and equity securities of $63,581,000 and the $10,200,000 proceeds from the acquisition, development and construction arrangement. Net cash used in financing activities totaled $26,157,000, which was primarily due to $11,347,000 used in the repurchases of our convertible senior notes, $20,026,000 used in our share repurchase plan and $11,691,000 of net cash dividend payments, offset by $18,200,000 in aggregate proceeds from the issuance of two promissory notes.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At December 31, 2018, we had $223,866,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In addition, we had short-term investments of $66,479,000 at December 31, 2018. These investments consisted of certificates of deposit and zero-coupon commercial paper. Our shift toward more short-term investments during 2018 was primarily to reduce the impact of a rising interest rate environment.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we had unexpired capital commitments for four limited partnership in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 23 — “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K and Contractual Obligations and Commitments below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of December 31, 2018 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease (1)	$768	287	481	—	—
Service agreement (1)	73	23	50	—	—
Reinsurance contracts (2)	5,389	3,593	1,796	—	—
Unfunded capital commitment (3)	16,304	16,304	—	—	—
Long-term debt obligations (4)	296,412	100,407	25,078	150,718	20,209

Total	$318,946	120,614	27,405	150,718	20,209

(1)

Represents the lease for office space in Miami Lakes, Florida, and the lease and maintenance service agreement for office space in Noida, India. Liabilities related to our India operations were converted from India Rupees to U.S. dollars using the January 2, 2019 exchange rate, the first available rate subsequent to December 31, 2018, which was a non-business day.

(2)

Represents the minimum payment of reinsurance premiums under one multi-year reinsurance contract. Reinsurance premiums payable after March 31, 2019 are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.

(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to four limited partnerships in which we hold interests.
(4)

Amounts represent principal and interest payments over the lives of various long-term debt obligations. See Note 14 — “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Year Ended December 31, 2018
Change in Reserves	Reserves	Percentage change in equity, net of tax
-20.0%	166,069	14.93%
-15.0%	176,448	11.20%
-10.0%	186,827	7.47%
-5.0%	197,207	3.73%
Base	207,586	—
5.0%	217,965	- 3.73%
10.0%	228,345	- 7.47%
15.0%	238,724	- 11.20%
20.0%	249,103	- 14.93%

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

For the year ended December 31, 2018, we recognized a net increase in accrued benefits of $743,000 and a net increase in ceded premiums of $258,000. In contrast, for the year ended December 31, 2017, we derecognized $3,413,000 of net accrued benefits. We also recognized ceded premiums of $2,327,000, including the reversal of the majority of previously deferred reinsurance costs. The adjustments made in 2017 were attributable to the impact of Hurricane Irma. For the year ended December 31, 2016, we accrued benefits of $13,610,000 and recognized net ceded premiums of $933,000, representing amortization of $1,219,000 of previously deferred reinsurance costs for increased coverage offset by $2,152,000 of ceded premiums deferred for the period. In combination, for the year ended December 31, 2018, we recognized a net reduction in ceded premiums of $485,000 as opposed to a net increase in ceded premiums of $5,740,000 for the year ended December 31, 2017. For the year ended December 31, 2016, we recognized a net reduction in ceded premiums of $12,677,000.

As of December 31, 2018, we had $3,136,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits. As of December 31, 2017, we had $2,393,000 of accrued benefits related to these agreements.

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

Our investment portfolios at December 31, 2018 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2018 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$172,417	$(10,306)	(5.64)%
200 basis point increase	175,852	(6,871)	(3.76)%
100 basis point increase	179,287	(3,436)	(1.88)%
100 basis point decrease	186,159	3,436	1.88%
200 basis point decrease	189,596	6,873	3.76%
300 basis point decrease	192,734	10,011	5.48%

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

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2018 (amounts in thousands):

Comparable Rating	Cost or Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$5,380	3	$5,379	3
AA+, AA, AA-	66,466	36	66,124	36
A+, A, A-	72,744	39	71,898	39
BBB+, BBB, BBB-	28,711	15	28,221	15
BB+, BB, BB-	4,925	3	4,867	3
CCC+, CC and Not rated	6,444	4	6,234	4

Total	$184,670	100	$182,723	100

Equity Price Risk

Our equity investment portfolio at December 31, 2018 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at December 31, 2018 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$16,095	39
Consumer	4,908	12
Industrial	4,538	11
Utility	3,122	8
Energy	2,088	5
Other (1)	4,065	9

	34,816	84

Mutual funds and Exchange traded funds by type:
Debt	3,533	9
Equity	2,794	7

	6,327	16

Total	$41,143	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2018, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2019 expressed an unqualified opinion.

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

Tampa, Florida

March 8, 2019

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited HCI Group, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and our report dated March 8, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Tampa, Florida

March 8, 2019

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2018	2017
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $184,670 and $235,633, respectively)	$182,723	$237,484
Equity securities, at fair value (cost: $45,671 and $54,282, respectively)	41,143	59,956
Short-term investments, at fair value	66,479	—
Limited partnership investments, at equity	32,293	23,184
Investment in unconsolidated joint venture, at equity	845	1,304
Assets held for sale	9,810	—
Real estate investments (Note 5 — Consolidated Variable Interest Entity)	54,490	58,358

Total investments	387,783	380,286
Cash and cash equivalents	239,458	255,884
Restricted cash	700	809
Accrued interest and dividends receivable	1,792	1,983
Income taxes receivable	971	16,192
Premiums receivable	16,667	17,807
Prepaid reinsurance premiums	17,932	22,286
Reinsurance recoverable:
Paid losses and loss adjustment expenses	11,151	2,344
Unpaid losses and loss adjustment expenses	112,760	100,760
Deferred policy acquisition costs	16,507	16,712
Property and equipment, net	13,338	12,465
Intangible assets, net	4,800	4,995
Other assets (Note 5 — Consolidated Variable Interest Entity)	9,004	9,741

Total assets	$832,863	$842,264

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	December 31,
	2018	2017
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$207,586	$198,578
Unearned premiums	157,729	164,896
Advance premiums	6,192	4,948
Assumed reinsurance balances payable	14	15
Accrued expenses (Note 5 — Consolidated Variable Interest Entity)	6,483	6,035
Reinsurance recovered in advance on unpaid losses	—	13,885
Deferred income taxes, net	1,068	1,890
Long-term debt	250,150	237,835
Other liabilities (Note 5 — Consolidated Variable Interest Entity)	22,200	20,207

Total liabilities	651,422	648,289

Commitments and contingencies (Note 23)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 8,356,730 and 8,762,416 shares issued and outstanding in 2018 and 2017, respectively)	—	—
Additional paid-in capital	—	—
Retained income	182,894	189,409
Accumulated other comprehensive (loss) income, net of taxes	(1,453)	4,566

Total stockholders’ equity	181,441	193,975

Total liabilities and stockholders’ equity	$832,863	$842,264

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue
Gross premiums earned	$343,065	$358,253	$378,678
Premiums ceded	(129,643)	(133,635)	(135,051)

Net premiums earned	213,422	224,618	243,627
Net investment income	16,581	11,439	9,087
Net realized investment gains	6,183	4,346	2,601
Net unrealized investment (losses) gains	(10,202)	92	—
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(80)	(1,116)	(2,252)
Portion of loss recognized in other comprehensive income, before taxes	—	(351)	(230)

Net other-than-temporary impairment losses	(80)	(1,467)	(2,482)
Policy fee income	3,389	3,622	3,914
Gain on repurchases of convertible senior notes	—	—	153
Gain on bargain purchase	—	—	2,071
Gain on remeasurement of previously held interest	—	—	4,005
Other	1,999	1,756	1,470

Total revenue	231,292	244,406	264,446

Expenses
Losses and loss adjustment expenses	109,328	165,629	124,667
Policy acquisition and other underwriting expenses	38,943	39,663	42,642
General and administrative personnel expenses	25,908	25,127	26,200
Interest expense	18,096	16,767	11,079
Loss on repurchases of senior notes	—	743	—
Impairment loss	—	38	388
Other operating expenses	12,115	12,063	12,614

Total operating expenses	204,390	260,030	217,590

Income (loss) before income taxes	26,902	(15,624)	46,856
Income tax expense (benefit)	9,177	(8,731)	17,835

Net income (loss)	$17,725	$(6,893)	$29,021

Basic earnings (loss) per share	$2.34	$(0.75)	$2.95

Diluted earnings (loss) per share	$2.34	$(0.75)	$2.92

Dividends per share	$1.475	$1.40	$1.20

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$17,725	$(6,893)	$29,021

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized (losses) gains arising during the period	(3,137)	5,996	7,317
Other-than-temporary impairment loss charged to investment income	80	1,467	2,482
Call and repayment (gains) losses charged to investment income	(18)	14	20
Reclassification adjustment for net realized gains	(723)	(4,346)	(2,601)

Net change in unrealized (losses) gains	(3,798)	3,131	7,218
Deferred income taxes on above change	963	(1,208)	(2,784)

Total other comprehensive (loss) income, net of income taxes	(2,835)	1,923	4,434

Comprehensive income (loss)	$14,890	$(4,970)	$33,455

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2018

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2017	8,762,416	$—	$—	$189,409	$4,566	$193,975
Net income	—	—	—	17,725	—	17,725
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,835)	(2,835)
Cumulative effect adjustments for adoption of new accounting standards:
Reclassification of after-tax net unrealized holding gains related to equity securities	—	—	—	4,168	(4,168)	—
Reclassification of stranded tax effects related to available-for-sale fixed-maturity and equity securities	—	—	—	(984)	984	—
Issuance of restricted stock	189,860	—	—	—	—	—
Forfeiture of restricted stock	(56,637)	—	—	—	—	—
Repurchase and retirement of common stock	(27,281)	—	(1,151)	—	—	(1,151)
Repurchase and retirement of common stock under share repurchase plan	(511,628)	—	(20,015)	—	—	(20,015)
Purchase of noncontrolling interest	—	—	(539)	—	—	(539)
Common stock dividends	—	—	—	(10,351)	—	(10,351)
Stock-based compensation	—	—	4,632	—	—	4,632
Additional paid-in capital shortfall allocated to retained income	—	—	17,073	(17,073)	—	—

Balance at December 31, 2018	8,356,730	$—	$—	$182,894	$(1,453)	$181,441

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$17,725	$(6,893)	$29,021
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4,632	4,523	4,198
Net amortization of premiums on investments in fixed-maturity securities	761	1,252	726
Depreciation and amortization	10,996	9,591	5,408
Deferred income tax expense (benefit)	141	(4,913)	155
Net realized investment gains	(6,183)	(4,346)	(2,601)
Net unrealized investment losses (gains)	10,202	(92)	—
Other-than-temporary impairment losses	80	1,467	2,482
(Income) loss from unconsolidated joint venture	(304)	234	—
Distribution received from unconsolidated joint venture	68	147	—
Gain on repurchases of convertible senior notes	—	—	(153)
Gain on bargain purchase	—	—	(2,071)
Loss on repurchases of senior notes	—	743	—
Gain on remeasurement of previously held investment	—	—	(4,005)
Impairment loss	—	38	388
Net income from limited partnership interests	(4,430)	(2,334)	(1,207)
Distributions received from limited partnership interests	2,345	881	544
Foreign currency remeasurement loss (gain)	135	(60)	29
Other	72	134	18
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	191	(329)	(300)
Income taxes	15,221	(13,381)	(1,192)
Premiums receivable	1,140	(531)	2,355
Prepaid reinsurance premiums	4,354	2,268	16,193
Reinsurance recoverable	(20,807)	(103,104)	—
Deferred policy acquisition costs	205	(73)	1,963
Other assets	408	783	29,354
Losses and loss adjustment expenses	9,008	128,086	18,802
Unearned premiums	(7,167)	(10,907)	(11,487)
Advance premiums	1,244	297	(332)
Assumed reinsurance balances payable	(1)	(3,279)	2,210
Reinsurance recovered in advance on unpaid losses	(13,885)	13,885	—
Accrued expenses and other liabilities	2,444	2,548	(2,223)

Net cash provided by operating activities	28,595	16,635	88,275

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from investing activities:
Proceeds from investment in real estate under acquisition, development and construction arrangement	—	—	10,200
Acquisition of real estate business, net of cash acquired	—	—	(11,651)
Investments in limited partnership interests	(7,182)	(4,226)	(4,670)
Distributions received from limited partnership interests	158	11,758	—
Investment in unconsolidated joint venture	—	—	(90)
Distribution from unconsolidated joint venture	695	417	—
Purchase of property and equipment	(2,187)	(2,340)	(865)
Purchase of intangible assets	(409)	(637)	—
Purchase of real estate investments	(7,472)	(11,878)	(2,261)
Purchase of fixed-maturity securities	(113,174)	(114,743)	(85,530)
Purchase of equity securities	(52,250)	(50,453)	(22,434)
Purchase of short-term and other investments	(201,538)	—	—
Proceeds from sales of fixed-maturity securities	81,809	31,759	40,454
Proceeds from calls, repayments and maturities of fixed-maturity securities	82,177	14,897	4,692
Proceeds from sales of equity securities	66,439	45,282	23,127
Proceeds from sales, redemptions and maturities of short-term and other investments	135,256	—	—

Net cash used in investing activities	(17,678)	(80,164)	(49,028)

Cash flows from financing activities:
Net borrowing under revolving credit facility	—	—	1,238
Proceeds from the exercise of common stock options	—	75	150
Cash dividends paid	(11,318)	(13,906)	(12,438)
Cash dividends received under share repurchase forward contract	967	1,073	747
Proceeds from the issuance of long-term debt	6,000	143,859	18,200
Repurchases of convertible senior notes	—	—	(11,347)
Repurchases of senior notes	—	(40,250)	—
Repayment of long-term debt	(1,127)	(974)	(455)
Repurchases of common stock	(1,151)	(30,718)	(464)
Repurchases of common stock under share repurchase plan	(20,015)	(15,154)	(20,026)
Purchase of non-controlling interest	(539)	—	(2,064)
Debt issuance costs	(105)	(4,975)	(339)
Tax benefits on stock-based compensation	—	—	641

Net cash (used in) provided by financing activities	(27,288)	39,030	(26,157)

Effect of exchange rate changes on cash	(164)	61	3

Net (decrease) increase in cash, cash equivalents and restricted cash	(16,535)	(24,438)	13,093
Cash, cash equivalents and restricted cash at beginning of year	256,693	281,131	268,038

Cash, cash equivalents and restricted cash at end of year	$240,158	$256,693	$281,131

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,655	$11,506	$18,857

Cash paid for interest	$10,720	$8,906	$7,222

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(2,835)	$1,923	$4,434

Details of business acquisition:
Fair value of assets acquired	$—	$—	$32,569
Less: Purchase price	—	—	(14,514)
Carrying value of previously held interest	—	—	(2,859)
Gain on remeasurement of previously held interest	—	—	(4,005)
Gain on bargain purchase	—	—	(2,071)

Liabilities assumed	$—	$—	$9,120

Conversion of revolving credit facility to long-term debt	$—	$9,441	$—

Receivable from sales of available-for-sale securities	$—	$255	$350

Payable on purchases of available-for-sale securities	$—	$4	$50

Addition to property and equipment under capital lease	$61	$—	$—

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 — Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), its principal operating subsidiary, and TypTap Insurance Company (“TypTap”). HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI also offers flood-endorsed and wind-only policies to Florida customers. During 2017, HCPCI received regulatory approval to write residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. However, Florida is still HCPCI’s major market. TypTap primarily offers standalone flood and homeowners multi-peril policies to Florida homeowners. HCPCI’s and TypTap’s operations are supported by HCI Group, Inc. and certain HCI subsidiaries.

In addition, HCI includes various subsidiaries predominantly engaged in the businesses of owning and leasing real estate, operating marina facilities and one restaurant, and developing software products. See Note 17 — “Segment Information.”

The Company obtained a majority of its policies through participation in a “take-out program” with Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer. Policies were obtained in separate assumption transactions with Citizens. The Company is required to offer renewals on the policies acquired for a period of three years subsequent to the initial expiration of the assumed policies. During the first full year after assumption, such renewals are required to have rates that are equivalent to or less than the rates charged by Citizens. Substantially all of the Company’s premium revenue since inception comes from these assumptions and one additional assumption through which the Company acquired the Florida policies of another Florida insurance carrier.

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

Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company elected to use a modified retrospective method for transition to the new revenue recognition standard. The impact is limited to revenue from gift cards sold that is not material to the Company’s results of operations.

Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments—Overall (Subtopic 825-10). ASU 2016-01 amends the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 requires all equity investments other than those accounted for under the equity method of accounting or those that result in consolidation of the investee to be measured at fair value with changes in the fair value recognized through income. ASU 2016-01 also supersedes the guidance that requires classification of equity securities with readily determinable fair values into either “trading” or “available-for-sale.” Upon adoption of this standard, the after-tax net unrealized holding gains of $4,168 in accumulated other comprehensive income at December 31, 2017, which pertain to available-for-sale equity securities and represent a cumulative-effect amount, were reclassified to beginning retained income. Any subsequent changes in the fair value of equity securities have now been recognized in the Company’s consolidated statement of income rather than in accumulated other comprehensive income. In addition, previously reported available-for-sale and trading equity securities of $58,911 and $1,045, respectively, at December 31, 2017 are combined and presented as equity securities on the consolidated balance sheet. Certain prior-period disclosures related to equity securities are reorganized to conform with current period presentation.

Accounting Standards Update No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 amends guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption of this standard, restricted cash is now included with cash and cash equivalents when the Company reconciles the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. In addition, the consolidated statement of cash flows for the prior period presented is retrospectively restated to comply with the new standard. This change in classification and presentation of restricted cash increases the previously reported cash flows from operating activities from $16,426 to $16,635 for the year ended December 31, 2017 and from $87,975 to $88,275 for the year ended December 31, 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an application of modification accounting. The adoption of this standard had no impact on the current or prior financial statements and will impact the Company’s accounting for any future modification of its existing share-based awards.

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

After the adoption of Accounting Standards Update No. 2017-01 during the fourth quarter of 2017, the Company evaluates whether substantially all of the fair value of the gross assets acquired in a real estate transaction is concentrated in a single identifiable asset or group of similar identifiable assets. If such concentration is substantial, the transaction is accounted for as an asset acquisition. As a result, the cost of acquiring real estate is allocated to the individual assets based on the relative fair values of the individual assets. Acquisition related costs are capitalized and allocated among the assets acquired.

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2018 and 2017, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms, commercial paper, and certificates of deposit.

Available-for-Sale Fixed-Maturity Securities. Fixed-maturity securities include debt securities and redeemable preferred stock. The Company’s available-for-sale securities are carried at fair value. Temporary changes in the fair value of available-for-sale securities are excluded from net investment income and reported in stockholders’ equity as a component of accumulated other comprehensive income, net of deferred income taxes. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out (FIFO) method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the estimated remaining term of the security. Gains and losses from call redemptions and repayments are charged to investment income.

The Company reviews fixed-maturity securities for other-than-temporary impairment on a monthly basis. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary, the investment is written down to fair value and an impairment loss is recognized in income in the period in which the Company makes such determination.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

When reviewing impaired securities, the Company considers its ability and intent to hold these securities and whether it is probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity. For the fixed-maturity securities that the Company intends to sell or it is probable that the Company will have to sell before recovery or maturity, the unrealized losses are recognized as other-than-temporary losses in income. In instances where there are credit related losses associated with the impaired fixed-maturity securities for which the Company asserts that it does not have the intent to sell, and it is probable that the Company will not be required to sell until a market price recovery or maturity, the amount of the other-than-temporary impairment loss related to credit losses is recognized in income, and the amount of the other-than-temporary impairment loss related to other non-credit factors such as changes in interest rates or market conditions is recorded as a component of accumulated other comprehensive income.

When determining impairment due to a credit related loss, the Company carefully considers factors such as the issuer’s financial ratios and condition, the security’s current ratings and maturity date, and overall market conditions in estimating the cash flows expected to be collected. The expected cash flows discounted at the effective interest rate of the security implicit at the date of acquisition is then compared with the security’s amortized cost at the measurement date. A credit loss is incurred when the present value of the expected cash flows is less than the security’s amortized cost. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Available-for-Sale Fixed-Maturity Securities in Note 5 — “Investments”).

Equity Securities. Equity securities represent ownership interests held by the Company in entities for investment purposes. Prior to January 1, 2018, these equity securities were classified as either available-for-sale or trading and were carried at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses from the changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income. Effective January 1, 2018, after adoption of ASU 2016-01, unrealized holding gains and losses are reported in the consolidated statement of income as net unrealized investment gains and losses. As a result, other-than-temporary impairments will no longer be considered for equity securities. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out method (see Equity Securities in Note 5 — “Investments”).

Short-Term Investments. Short-term investments include certificates of deposit issued by financial institutions and commercial paper with original maturities of more than three months but less than one year at date of acquisition. These short-term investments are carried at cost or amortized cost, which approximates fair value.

Limited Partnership Investments. The Company has interests in limited partnerships that are not registered under the United Stated Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. The partnership interests cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreement. The Company has no influence over partnership operating and financial policies. The Company did not elect the fair value option and, therefore, uses the equity method to account for these investments (see Limited Partnership Investments in Note 5 — “Investments”). The Company generally recognizes its share of the limited partnership’s earnings or losses on a three-month lag.

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

Assets Held for Sale. Assets held for sale are valued at the lower of the carrying value or fair value less costs to sell. Assets are classified as held for sale when the following criteria are met: (i) management has the authority and commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell the asset has been initiated; (iv) the sale of the asset is probable within one year; (v) the property is being actively marketed at a reasonable sale price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

In determining the fair value of the assets less costs to sell, the Company primarily relies on the value determined by an independent appraiser. If the estimated fair value less costs to sell is less than the carrying value of the asset, the asset is written down to its estimated fair value less costs to sell and an impairment loss is recognized in the consolidated statement of income. Depreciation is not recorded while assets are classified as held for sale.

Real Estate Investments. Real estate investments include real estate and the related assets purchased for investment purposes (see Note 5 — “Investments”). Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation, which is included in net investment income and allocated over the estimated useful life of the asset using the straight-line method of depreciation. Land is not depreciated. Real estate is evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Lease Acquisition Costs. Lease acquisition costs represent capitalized costs of finding and acquiring tenants such as leasing commissions, legal, and marketing expenses. The costs are included in Other assets in the consolidated balance sheet. The Company amortizes these costs in other operating expenses on a straight-line basis over the term of a lease.

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

The Company receives ceding commissions from ceding gross written premiums to a third-party reinsurer under one flood quota share reinsurance contract. The ceding commissions represent the reimbursement of the Company’s policy acquisition, underwriting and other operating expenses. Ceding commissions received cover a portion of premium taxes and agent commissions capitalized by the Company and a portion of non-capitalized acquisition costs and other underwriting expenses. Ceding commissions are recognized to income on a pro-rata basis over the terms of the policies reinsured, the amount of which is included in policy acquisition and other underwriting expenses in the consolidated statement of income. The unearned portion of ceding commissions that represents recovery of capitalized acquisition costs is classified as a reduction of deferred policy acquisition costs whereas the remaining unearned balance is classified as deferred revenue in other liabilities.

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

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies and is included in gross premiums earned. Unearned premiums represent the portion of the premiums attributable to the unexpired policy term. The Company reviews its policy detail and establishes an allowance for any amount outstanding for more than 90 days. At December 31, 2018 and 2017, there was no allowance required.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2018, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2018 and 2017. Fair values for securities or financial instruments are based on the framework for measuring fair value established by U.S. GAAP (see Note 8 — “Fair Value Measurements”).

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Basic and diluted earnings (loss) per common share.    Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. In addition, the intrinsic value of restricted stock declines when the Company experiences operating losses. As a result, holders of the Company’s restricted stock are allocated a proportional share of net income and loss determined by dividing total weighted-average shares of restricted stock by the sum of total weighted-average common shares and shares of restricted stock (the “two-class method”). Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. During loss periods, common stock equivalents such as stock options and convertible debt are excluded from the calculation of diluted loss per share, as the inclusion would have an anti-dilutive effect. See Note 19 — “Earnings Per Share” for potentially dilutive securities at December 31, 2018, 2017 and 2016.

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

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. For example, certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits, which were previously reported in other operating expenses totaling $7,163 for the year ended December 31, 2016 were reclassified to general and administrative personnel expenses to conform with the 2018 and 2017 presentation.

Note 3 — Recent Accounting Pronouncements

Accounting Standards Update No. 2018-13. In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework, which removes, modifies and adds certain disclosure requirements about recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for the Company beginning with the first quarter of 2020. Early adoption is permitted. This guidance will impact the Company’s future fair value disclosures in the notes to the consolidated financial statements.

Accounting Standard to be Adopted in Fiscal Year 2019

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The guidance establishes new principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 supersedes accounting for leases prescribed in Topic 840, Leases. ASU 2016-02 leaves lessor accounting substantially unchanged. The key change affecting the Company is the requirement that operating leases be recorded on the balance sheet. The Company was initially required to use a modified retrospective method and apply this standard at the beginning of the earliest comparative period presented in the financial statements. The FASB later issued Accounting Standards Update No. 2018-11, Transition and Lessor Improvements, which provides a new alternative transition method. Under the alternative transition method, the Company is permitted to apply this standard at the beginning of the adoption period. The Company has identified lease contracts that will be affected by this standard and chosen to apply the practical expedients related to the identification and classification of leases that commenced before the effective date, initial direct cost for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease. The Company has elected to use the alternative transition method. In 2019, ASU 2016-02 will result in the Company recording right-of-use assets of approximately $755 and lease liabilities of approximately $796. As such, the Company does not anticipate a material impact on its financial position.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2018	2017
Cash and cash equivalents	$239,458	$255,884
Restricted cash	700	809

Total	$240,158	$256,693

Restricted cash primarily represents funds held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements. In August 2018, a $109 deposit related to a mortgage loan with one regional bank was released to the Company.

Note 5 — Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At December 31, 2018 and 2017, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of December 31, 2018
U.S. Treasury and U.S. government agencies	$61,979	$24	$(206)	$61,797
Corporate bonds	103,580	134	(1,809)	101,905
State, municipalities, and political subdivisions	10,567	98	(3)	10,662
Exchange-traded debt	8,426	82	(261)	8,247
Redeemable preferred stock	118	—	(6)	112

Total	$184,670	$338	$(2,285)	$182,723

As of December 31, 2017
U.S. Treasury and U.S. government agencies	$42,313	$1	$(287)	$42,027
Corporate bonds	106,897	1,110	(904)	107,103
State, municipalities, and political subdivisions	78,954	1,816	(75)	80,695
Exchange-traded debt	7,469	197	(7)	7,659

Total	$235,633	$3,124	$(1,273)	$237,484

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2018 and 2017 are as follows:

	December 31,
	2018		2017
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$50,659	$50,574	$35,386	$35,364
Due after one year through five years	117,826	116,498	116,378	115,766
Due after five years through ten years	11,602	11,253	57,415	58,984
Due after ten years	4,583	4,398	26,454	27,370

	$184,670	$182,723	$235,633	$237,484

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the years ended December 31, 2018, 2017 and 2016 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2018	$81,809	$1,293	$(570)

Year ended December 31, 2017	$31,759	$2,176	$(181)

Year ended December 31, 2016	$40,454	$604	$(79)

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

For the year ended December 31, 2018, the Company recognized $80 of impairment loss on one fixed-maturity security in the consolidated statement of income. For the year ended December 31, 2017, the Company recognized impairment losses of $428 related to the sale of four intent-to-sell fixed-maturity securities. For the year ended December 31, 2016, the Company recognized $1,565 of impairment losses on four fixed-maturity securities, representing $1,335 of additional losses recorded during the period and $230 of the net change recorded in other comprehensive income.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income for available-for-sale fixed-maturity securities:

	2017	2016
Balance at January 1	$475	$111
Credit impairments on impaired securities	—	475
Additional credit impairments on previously impaired securities	—	293
Credit impaired security fully disposed of for which there was no prior intent or requirement to sell	(475)	(385)
Reduction due to increase in expected cash flows recognized over the remaining life of the previously impaired security	—	(19)

Balance at December 31	$—	$475

There was no activity related to cumulative credit losses during 2018. During 2017, the Company sold two fixed-maturity securities with cumulative credit losses totaling $475. The decision to sell these securities before their maturity was primarily driven by the impact of the Tax Cut and Jobs Act signed into law in 2017. Of two fixed-maturity securities with credit related losses existing at January 1, 2016, one matured with full payment of principal and interest and one was sold due to uncertainties surrounding the issuer’s restructuring plan during 2016.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at December 31, 2018 and 2017, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2018	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(59)	$21,031	$(147)	$35,393	$(206)	$56,424
Corporate bonds	(542)	19,932	(1,267)	36,682	(1,809)	56,614
State, municipalities, and political subdivisions	(3)	715	—	—	(3)	715
Exchange-traded debt	(261)	5,275	—	—	(261)	5,275
Redeemable preferred stock	(6)	112	—	—	(6)	112

Total available-for-sale securities	$(871)	$47,065	$(1,414)	$72,075	$(2,285)	$119,140

At December 31, 2018, there were 82 securities in an unrealized loss position. Of these securities, 35 securities had been in an unrealized loss position for 12 months or longer.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At December 31, 2018 and 2017, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
December 31, 2018	$45,671	$1,059	$(5,587)	$41,143
December 31, 2017	$54,282	$6,383	$(709)	$59,956

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the periods related to equity securities still held.

Year
Ended
December 31,
2018
Net losses recognized	$(4,811)
Less: Net realized gains recognized for securities sold	5,391

Net unrealized losses recognized*	$(10,202)

*

Unrealized holding gains and losses for the comparative years in 2017 and 2016 were reported in accumulated other comprehensive income. See Adoption of New Accounting Standards in Note 2 — “Summary of Significant Accounting Policies” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the years ended December 31, 2018 and 2017 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2018	$66,439	$7,324	$(1,933)

Year ended December 31, 2017	$45,282	$3,993	$(1,642)

Year ended December 31, 2016	$23,127	$2,656	$(580)

Other-than-temporary Impairment before 2018

Prior to the adoption of ASU 2016-01 as described in Note 2 — “Summary of Significant Accounting Policies,” equity securities classified as available-for-sale were evaluated for other-than-temporary impairment. When the impairment existed, an impairment loss was recognized in the consolidated statement of income. For the years ended December 31, 2017 and 2016, the Company recognized impairment losses of $1,039 and $917, respectively, related to available-for-sale equity securities.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	December 31, 2018			December 31, 2017
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$10,169	$2,577	15.37	$7,276	$5,505	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	9,219	—	1.76	7,951	1,745	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	9,023	2,329	0.18	7,509	2,512	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,156	3,706	0.47	448	4,566	0.47
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	2,726	7,692	3.28	—	—	—

Total	$32,293	$16,304		$23,184	$14,328

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)

Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.

(c)	Expected to have a ten-year term and the capital commitment is expected to expire on September 3, 2019.
(d)

Expected to have a three-year term from June 30, 2018. Although the capital commitment period already ended, the general partner could still request an additional funding of approximately $843 under certain circumstances.

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

(i)	Unless extended or terminated for reasons specified in the agreement, the capital commitment is expected to expire on December 1, 2019.
(j)	Expected to have an eight-year term after the final fund closing date, which has yet to be determined.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Years Ended December 31,
	2018	2017	2016
Operating results:
Total income	$1,821,935	$409,169	$310,998
Total expenses	146,079	105,281	185,126

Net income (loss)	$1,675,856	$303,888	$125,872

	December 31,
	2018	2017
Balance Sheet:
Total assets	$6,689,792	$4,381,321
Total liabilities	$394,029	$382,310

For the years ended December 31, 2018, 2017 and 2016, the Company recognized net investment income of $4,430, $2,334 and $1,207, respectively, for these investments. At December 31, 2018 and 2017, the Company’s cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $28,354 and $21,172, respectively, and the Company’s maximum exposure to loss aggregated $32,293 and $23,184, respectively.

During the year ended December 31, 2018, the Company received in cash a return on investment of $2,345 and a return of capital of $158. During the year ended December 31, 2017, the Company received total cash distributions of $12,639, representing $11,758 of returned capital and $881 of return on investment. Included in the return of capital was $11,626 from one limited partnership the Company withdrew from in February 2017. During the year ended December 31, 2016, the Company received in cash $544 of return on investment.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized its share of earnings or losses based on the respective partnership’s statement of income. The carrying value of these investments approximates the amount the Company expected to recover at December 31, 2018 and 2017.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In January 2016, FMJV sold a portion of its outparcel land for gross proceeds of $829, of which $515 was used to repay a portion of the construction loan obtained for its real estate development project. FMJV recognized a $404 gain on the outparcel sale of which $383 was allocated to the Company in accordance with the profit allocation specified in the operating agreement. On December 15, 2016, FMJV distributed its entire equity interest in FMKT Mel Manager, LLC (“FMKT MGA”), its wholly owned subsidiary, to Melbourne FMA and the other member, each of which received 90% and 10%, respectively. In addition to operating a retail shopping center business, FMKT MGA owned land which included two outparcels. Melbourne FMA accounted for this transaction as a business step acquisition using the fair value method and, as a result, recognized a $4,005 gain on remeasurement of previously held interest. The gain represented the difference between the fair value of the 90% equity interest and its carrying value under the equity method. The fair value of the equity interest was comprised of the fair value of FMKT MGA’s underlying assets primarily determined by an independent appraiser offset by the fair value of liabilities assumed on the date of distribution. Inputs used by the appraiser included, but were not limited to, information about market and surrounding environments, demographics, and the sale or rent of similar types of property within the vicinity. Due to their short-term nature, the carrying value of current assets and assumed liabilities, including a variable interest rate revolving credit line, approximated fair value. See Pineda Landings - Melbourne, Florida in Note 7 — “Business Acquisitions” for additional information.

In March 2017, FMJV sold a portion of its outparcel land for gross proceeds of $825 and recognized a $331 gain on sale of which $199 was allocated to the Company in accordance with the profit allocation specified in the operating agreement. During 2017, FMKT MGA was merged with Melbourne FMA, LLC. In June 2018, FMJV sold one of its outparcels for $849 and recognized a gain of $438.

At December 31, 2018 and 2017, the Company’s maximum exposure to loss relating to the variable interest entity was $845 and $1,304, respectively, representing the carrying value of the investment. At December 31, 2018 and 2017, there was no undistributed income from this equity method investment. There was an undistributed loss, after an equity distribution, of $25 at December 31, 2016, the amounts of which were included in the Company’s consolidated retained income.

For the year ended December 31, 2018, the Company received a cash distribution of $763, representing a combined distribution of $68 in earnings and $695 in capital. For the year ended December 31, 2017, the Company received a cash distribution of $564, representing a combined distribution of $147 in earnings and $417 in capital. The limited liability company members received no cash distributions during 2016. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Years Ended December 31,
	2018	2017	2016
Operating results:
Total revenues	$438	$331	$—
Total expenses	100	483	—

Net income (loss)	$338	$(152)	$—

The Company’s share of net income (loss) (a)	$304	$(234)	$—

(a)

Included in net investment income in the Company’s consolidated statements of income. Gain from the sale of the outparcel during 2017 was allocated in accordance with the method specified in the operating agreement.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	December 31,
	2018	2017
Balance Sheet:
Construction in progress—real estate	$—	$27
Property and equipment, net	787	1,199
Cash	149	236
Other	5	5

Total assets	$941	$1,467

Other liabilities	$3	$18
Members’ capital	938	1,449

Total liabilities and members’ capital	$941	$1,467

Investment in unconsolidated joint venture, at equity*	$845	$1,304

*	Included the 90% share of FMKT Mel JV’s operating results.

In 2017, FMJV decided to terminate its development plan for nearby land, thereby expensing $382 of deferred costs associated with the land feasibility study. FMJV’s assets at December 31, 2018 and 2017 included primarily outparcels for sale or lease which have increased in value since the adjacent retail shopping center was completed. The Company determined that there was no impairment loss associated with these assets for the years ended December 31, 2018 and 2017.

e) Assets Held for Sale

On November 5, 2018, Greenleaf Capital, LLC, the Company’s wholly-owned subsidiary, listed its 10-acre waterfront property in Treasure Island, Florida for sale. The property primarily consists of land, commercial and marina buildings. This property, which is owned by the real estate division, was reclassified from real estate investments to assets held for sale in the Company’s consolidated balance sheet. The recording of depreciation on the buildings ceased November 5, 2018 resulting in a $34 decrease in depreciation expense in 2018 compared with 2017.

f) Real Estate Investments

Real estate investments include buildings with office and retail space for lease, outparcels, and one marina. Real estate investments consist of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Land	$23,884	$26,315
Land improvements	8,717	9,904
Building	19,201	21,284
Tenant and leasehold improvements	1,261	1,204
Other	5,266	3,050

Total, at cost	58,329	61,757
Less: accumulated depreciation and amortization	(3,839)	(3,399)

Real estate investments	$54,490	$58,358

In November 2018, the Company reclassified a net carrying value of $9,810 from real estate investments to assets held for sale.

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

Depreciation and amortization expense related to real estate investments was $1,536, $1,447 and $531, respectively, for the years ended December 31, 2018, 2017 and 2016.

g) Consolidated Variable Interest Entity

The Company has a commercial property in Riverview, Florida which was developed by a limited liability company treated under U.S. GAAP as a joint venture. On January 26, 2018, the Company gained full ownership of this limited liability company by acquiring the noncontrolling interest for $539 which was reported in the Company’s consolidated statement of stockholders’ equity. Prior to the acquisition date, the Company already consolidated this limited liability company as its primary beneficiary. As a result, the acquisition was accounted for as an equity transaction. No gain or loss was recognized as there was no change in control. Real estate investments owned by this limited liability company primarily include a retail strip center with 8,400 square feet of net rentable space and an adjacent parcel of land which is currently leased in its entirety to a large gas station and convenience store chain. The following table summarizes the assets and liabilities related to this variable interest entity which are included in the accompanying consolidated balance sheets as of December 31, 2017.

Real estate investments	$4,680
Other assets	$152
Accrued expenses	$21
Other liabilities	$160

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

h) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Available-for-sale securities:
Fixed-maturity securities	$5,104	$5,689	$4,589
Equity securities	2,124	3,318	3,452
Investment expense	(581)	(726)	(651)
Limited partnership investments	4,430	2,334	1,207
Real estate investments	340	(1,018)	(592)
Income (loss) from unconsolidated joint venture	304	(234)	—
Cash and cash equivalents	3,485	2,069	1,036
Short-term investments	1,375	—	—
Other	—	7	46

Net investment income	$16,581	$11,439	$9,087

At December 31, 2018, $180,508 or 75.4% of the Company’s cash and cash equivalents were deposited at three national banks and included $73,511 in two custodial accounts. At December 31, 2017, $87,092 or 34.1% of the Company’s cash and cash equivalents were deposited at three national banks and included $38,543 in three custodial accounts. At December 31, 2018 and 2017, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

Note 6 — Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of investments carried at fair value and changes in the other-than-temporary impairment losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Year Ended December 31, 2018
		Income Tax
	Before	Expense	Net of
	Tax	(Benefit)	Tax
Unrealized loss arising during the period	$(3,137)	$(795)	$(2,342)
Other-than-temporary impairment loss	80	20	60
Call and repayment gains charged to investment income	(18)	(5)	(13)
Reclassification adjustment for realized gains	(723)	(183)	(540)

Total other comprehensive loss	$(3,798)	$(963)	$(2,835)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Year Ended December 31, 2017
		Income Tax
	Before Tax	Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$5,996	$2,313	$3,683
Other-than-temporary impairment loss	1,467	566	901
Call and repayment losses charged to investment income	14	5	9
Reclassification adjustment for realized gains	(4,346)	(1,676)	(2,670)

Total other comprehensive income	$3,131	$1,208	$1,923

	Year Ended December 31, 2016
		Income Tax
	Before Tax	Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$7,317	$2,823	$4,494
Other-than-temporary impairment loss	2,482	957	1,525
Call and repayment losses charged to investment income	20	8	12
Reclassification adjustment for realized gains	(2,601)	(1,004)	(1,597)

Total other comprehensive income	$7,218	$2,784	$4,434

Note 7 — Business Acquisitions

Sorrento Hills Village - Sorrento, Florida

On August 16, 2016, the Company’s wholly owned subsidiary, Greenleaf Capital, LLC, assigned the right to purchase the developed property to its subsidiary, Sorrento PBX, LLC. Sorrento PBX simultaneously exercised the purchase option and acquired the property from Sorrento Retail Investments, LLC. The acquired assets included a retail shopping center and appurtenant facilities in Sorrento, Florida as well as existing tenant lease agreements to use the property. The purchase price was $12,250, which was determined using a predetermined capitalization rate and the projected net operating income of the property. The Company recognized a $2,071 gain on bargain purchase, resulting primarily from a favorable fair value at the date of acquisition as compared with the Company’s purchase price. The Company relied on an independent appraisal report, which is based on the weighted results of two valuation approaches, in determining the estimated fair values of the significant assets acquired. This acquisition was financed in part by the proceeds from the issuance of a 3.75% promissory note. See Note 14 — “Long-Term Debt” for additional information.

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

Pineda Landings - Melbourne, Florida

With regard to the 90% equity interest in FMKT MGA distributed by FMJV as described in Investment in Unconsolidated Joint Venture in Note 5 — “Investments,” the transaction was accounted for as a business step acquisition resulting in the assets acquired and liabilities assumed being recorded at fair value. Immediately following FMJV’s distribution of the 90% equity interest, the Company elected to purchase the remaining 10% noncontrolling interest from the other member and pay $2,064 in cash in 2016, plus an additional $200 in January 2017 upon the execution of one lease agreement. The Company funded the consideration paid with $871 of its own cash and $1,193 of additional borrowing from FMKT MGA’s revolving credit facility.

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

Note 8 — Fair Value Measurements

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

Valuation Methodology

Cash and cash equivalents

Cash and cash equivalents primarily consist of money-market funds and certificates of deposit maturing within 90 days. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

Short-term investments

Short-term investments consist of certificates of deposit and zero-coupon commercial paper with maturities of 91 to 365 days. Due to their short maturity, the carrying value approximates fair value.

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

Limited Partnership Investments

As described in Note 5 — “Investments” under Limited Partnership Investments, the Company has interests in limited partnerships which are private equity funds. Pursuant to U.S. GAAP, these funds are required to use fair value accounting; therefore, the estimated fair value approximates the carrying value of these funds.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis:

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2018 and 2017:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018
Financial Assets:
Cash and cash equivalents	$239,458	$—	$—	$239,458
Restricted cash	700	—	—	700
Short-term investments	66,479	—	—	66,479
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	60,297	1,500	—	61,797
Corporate bonds	101,905	—	—	101,905
State, municipalities, and political subdivisions	—	10,662	—	10,662
Exchange-traded debt	8,247	—	—	8,247
Redeemable preferred stock	112	—	—	112

Total available-for-sale securities	170,561	12,162	—	182,723

Equity securities	41,143	—	—	41,143

Total	$518,341	$12,162	$—	$530,503

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2017
Financial Assets:
Cash and cash equivalents	$255,884	$—	$—	$255,884
Restricted cash	809	—	—	809
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	40,527	1,500	—	42,027
Corporate bonds	106,109	994	—	107,103
State, municipalities, and political subdivisions	—	80,695	—	80,695
Exchange-traded debt	7,659	—	—	7,659

Total available-for-sale securities	154,295	83,189	—	237,484

Equity securities	59,956	—	—	59,956

Total	$470,944	$83,189	$—	$554,133

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2018 and 2017.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of December 31, 2018 and 2017:

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of December 31, 2018
Financial Assets:
Limited partnership investments	$32,293	$—	$—	$32,293	$32,293
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$89,181	$—	$89,824	$—	$89,824
4.25% Convertible senior notes	130,120	—	145,617	—	145,617
3.95% Promissory note	9,077	—	—	9,128	9,128
4% Promissory note	7,732	—	—	7,788	7,788
3.75% Promissory note	8,159	—	—	8,001	8,001
4.55% Promissory note	5,826	—	—	6,025	6,025

Total long-term debt	$250,095	$—	$235,441	$30,942	$266,383

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of December 31, 2017
Financial Assets:
Limited partnership investments	$23,184	$—	$—	$23,184	$23,184
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$85,436	$—	$90,827	$—	$90,827
4.25% Convertible senior notes	126,454	—	124,444	—	124,444
3.95% Promissory note	9,270	—	—	9,227	9,227
4% Promissory note	8,206	—	—	7,894	7,894
3.75% Promissory note	8,469	—	—	7,820	7,820

Total long-term debt	$237,835	$—	$215,271	$24,941	$240,212

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 — Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2018	2017
Beginning balance	$16,712	$16,639
Policy acquisition costs deferred	34,999	35,736
Amortization	(35,204)	(35,663)

Ending balance	$16,507	$16,712

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2018, 2017 and 2016 was $35,204, $35,663 and $37,868, respectively.

Note 10 — Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2018	2017
Land	$1,642	$1,642
Building	7,959	7,952
Computer hardware and software	6,480	3,964
Office furniture and equipment	2,061	2,014
Tenant and leasehold improvements	3,345	3,320
Other	1,035	1,387

Total, at cost	22,522	20,279
Less: accumulated depreciation and amortization	(9,184)	(7,814)

Property and equipment, net	$13,338	$12,465

Depreciation and amortization expense under property and equipment was $1,370, $1,237 and $1,272, respectively, for the years ended December 31, 2018, 2017 and 2016.

Note 11 — Intangible Assets, net

The Company’s intangible assets, net consist of the following:

	December 31,
	2018	2017
Anchor tenant relationships	$1,761	$1,761
In-place leases	4,215	3,806

Total, at cost	5,976	5,567
Less: accumulated amortization	(1,176)	(572)

Intangible assets, net	$4,800	$4,995

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Recognized with the acquisitions of commercial real estate in 2018 and 2017 as described in Real Estate Investments in Note 5 — “Investments” were $409 and $636, respectively, of in-place leases. In connection with the 2016 business acquisitions described in Note 7 — “Business Acquisitions,” the Company recognized $5,199 of intangible assets. For the years ended December 31, 2018, 2017 and 2016, amortization expense associated with intangible assets was $604, $503 and $77, respectively. The remaining weighted-average amortization period as of December 31, 2018 was 15.1 years and 11.8 years for anchor tenant relationships and in-place leases, respectively, or a combined weighted average of 12.8 years.

Amortization expense for intangible assets after December 31, 2018 is as follows:

Year	Amount
2019	$612
2020	618
2021	513
2022	439
2023	331
Thereafter	2,287

Total	$4,800

Note 12 — Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2018	2017
Benefits receivable related to retrospective reinsurance contracts	$3,136	$2,393
Prepaid expenses	2,069	1,741
Deposits	1,413	867
Lease acquisition costs, net	620	723
Other	1,766	4,017

Total other assets	$9,004	$9,741

Note 13 — Revolving Credit Facility

In December 2018, the Company entered into a three-year secured revolving credit agreement (“Credit Agreement”) with Fifth Third Bank that expires on December 5, 2021. The Credit Agreement provides the Company with borrowing capacity of up to $65,000 and bears interest at an annual rate equal to monthly-determined LIBOR plus a margin based on the type of collateral used to secure each borrowing. The interest payment is due quarterly in arrears on January 1, April 1, July 1, and October 1. The Credit Agreement contains affirmative and negative covenants as well as customary events of defaults. Under the terms of the Credit Agreement, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances. The unused line fee rate is determined monthly based on the average daily deposit balances. At December 31, 2018, the Company was in compliance with all required covenants, and there were no outstanding loans.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In connection with FMJV’s December 15, 2016 distribution of its 90% ownership interest in FMKT MGA as described in Investment in Unconsolidated Joint Venture in Note 5 — “Investments,” the Company assumed a liability to repay $8,214 under a secured credit agreement. The agreement provided that the Company could borrow up to $9,550. The Company had an option to convert the outstanding balance at the initial maturity date into a three-year mortgage loan payable in 36 monthly installments at a fixed interest rate. On December 15, 2016, the Company drew an additional $1,193 from this credit line, which was used towards the purchase of the 10% noncontrolling interest as described in Pineda Landings - Melbourne, Florida in Note 7 — “Business Acquisitions.” In February 2017, the Company exercised the conversion option under the credit agreement. See 3.95% Promissory Note in Note 14 — “Long-Term Debt” for additional information. For the year ended December 31, 2016, interest expense for this revolving credit facility totaled $235, of which $11 related to the period from December 15 to 31, 2016.

Note 14 — Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2018	2017
3.875% Convertible Senior Notes, due March 15, 2019	$89,990	$89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	143,750
3.95% Promissory note, due through February 17, 2020	9,125	9,360
4% Promissory note, due through February 1, 2031	7,857	8,348
3.75% Promissory note, due through September 1, 2036	8,290	8,613
4.55% Promissory note, due through August 1, 2036	5,928	—
Capital lease obligation, due through August 15, 2023	55	—

Total principal amount	264,995	260,061
Less: unamortized discount and issuance costs	(14,845)	(22,226)

Total long-term debt	$250,150	$237,835

The following table summarizes future maturities of long-term debt as of December 31, 2018, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Year
2019	$91,316
2020	10,007
2021	1,172
2022	144,970
2023	1,267
Thereafter	16,263

Total	$264,995

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Years Ended December 31,
	2018	2017	2016
Interest Expense:
Contractual interest	$10,740	$10,424	$7,315
Non-cash expense (a)	7,487	6,404	3,529
Capitalized interest (b)	(131)	(61)	—

Total	$18,096	$16,767	$10,844

(a)	Represents amortization of debt discount and issuance costs.
(b)	Interest was capitalized for construction projects.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information regarding the equity and liability components of the Convertible Senior Notes:

	December 31,
	2018	2017
Principal amount	$233,740	$233,740
Unamortized discount	(11,316)	(17,354)

Liability component – net carrying value before issuance costs	$222,424	$216,386

Equity component – conversion, net of offering costs	$31,051	$31,051

Embedded Conversion Feature

The conversion feature of these Convertible Senior Notes is subject to conversion rate adjustments upon the occurrence of specified events (including payment of dividends above a specified amount) but will not be adjusted for any accrued and unpaid interest.

3.875% Convertible Notes. Since January 2015, the Company’s cash dividends on common stock have exceeded $0.275 per share, resulting in adjustments to the conversion rate of the 3.875% Convertible Notes. Accordingly, as of December 31, 2018, the conversion rate of the Company’s 3.875% Convertible Notes was 16.3645 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.11 per share.

4.25% Convertible Notes. Since May 2018, the Company has paid cash dividends on common stock that exceeds $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of December 31, 2018, the conversion rate of the Company’s 4.25% Convertible Notes was 16.2915 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.38 per share.

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

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2018, none of the conditions allowing the holders of either class of the Convertible Senior Notes to convert had been met.

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

The effective interest rates for the 3.875% Convertible Notes and the 4.25% Convertible Notes, taking into account both cash and non-cash components, approximate 8.3% and 7.6%, respectively. Had a 20-year term been used for the amortization of the liability component and issuance costs of the 4.25% Convertible Notes, the annual effective interest rate charged to earnings would have been decreased to approximately 5.4%. As of December 31, 2018, the remaining amortization periods of the debt discounts were expected to be 2.5 months for the 3.875% Convertible Notes and 3.2 years for the 4.25% Convertible Notes.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

3.75% Promissory Note

In connection with the business acquisition described in Note 7 — Business Acquisitions, Sorrento PBX, LLC entered into a 20-year secured loan agreement for gross proceeds of $9,000. The loan proceeds were used to finance the acquisition. The loan bears a fixed annual interest rate of 3.75% and is collateralized by the acquired property and the assignment of associated lease agreements. Approximately $53 of principal and interest is payable in 240 monthly installments. The promissory note may be repaid in full after September 1, 2017 as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement. In addition, the lender may require full payment of the outstanding principal and unpaid interest on September 1, 2031 provided a written notice of its intention to call the note is given at least six months in advance.

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

Note 15 — Reinsurance

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

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Years Ended December 31,
	2018	2017	2016
Premiums Written:
Direct	$336,565	$346,188	$352,803
Assumed	(109)	1,158	14,388

Gross written	336,456	347,346	367,191
Ceded	(129,643)	(133,635)	(135,051)

Net premiums written	$206,813	$213,711	$232,140

Premiums Earned:
Direct	$340,966	$347,235	$372,699
Assumed	2,099	11,018	5,979

Gross earned	343,065	358,253	378,678
Ceded	(129,643)	(133,635)	(135,051)

Net premiums earned	$213,422	$224,618	$243,627

During the year ended December 31, 2018, ceded losses of $149,120 were recognized as a reduction in losses and LAE compared with ceded losses of $214,082 during the year ended December 31, 2017, $7,400 of which related to Oxbridge Reinsurance Limited, a related party. For 2018, ceded losses related to Hurricane Irma and Hurricane Michael were $143,890 and $5,230, respectively. For 2017, the reduction in losses and LAE entirely related to Hurricane Irma. During the year ended December 31, 2016, there were no recoveries pertaining to reinsurance contracts that were deducted from losses incurred. At December 31, 2018 and 2017, there were 38 and 37 reinsurers, respectively, participating in the Company’s reinsurance program. Amounts receivable with respect to reinsurers at December 31, 2018 and 2017 were $123,911 and $103,104, respectively. Approximately 29.1% of the reinsurance recoverable balance at December 31, 2018 was concentrated in two reinsurers. Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of December 31, 2018. The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2018, 2017 and 2016 was 0.98%, 4.9%, and 2.5%, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Certain of the reinsurance contracts include retrospective provisions that adjust premiums, increase the amount of future coverage, or result in a profit commission in the event losses are minimal or zero. Due to the losses incurred by Hurricane Irma, the balances of previously accrued benefits and deferred reinsurance premiums were adjusted with the changes recognized in the consolidated statement of income as additional ceded premiums. For the year ended December 31, 2018, the Company recognized a net reduction in ceded premiums of $485 compared with a net increase in ceded premiums of $5,740 for the year ended December 31, 2017. Included in these adjustments attributable to the Company’s contract with Oxbridge for the years ended December 31, 2018 and 2017 were $448 and $933, respectively, of net increase in ceded premiums. These adjustments were reflected as a net reduction in premiums ceded of $12,677 for the year ended December 31, 2016, of which $1,929 related to the Company’s contract with Oxbridge.

In addition, adjustments related to retrospective provisions are reflected in other assets. At December 31, 2018 and 2017, other assets included $3,136 and $2,393, respectively, of which $0 and $479 related to the contract with Oxbridge. In June 2016, the Company received a total of $37,800 in cash benefits related to two retrospective reinsurance contracts that terminated May 31, 2016 of which $7,560 was received from Oxbridge. In September 2016, the Company received the final cash payment of $5,716 under the terms of the remaining retrospective reinsurance contract which terminated May 31, 2016. See Note 26 — “Related Party Transaction” regarding the termination of the Company’s reinsurance contract with Oxbridge. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Note 16 — Losses and Loss Adjustment Expenses

The liability for losses and LAE is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported. See Loss and Loss Adjustment Expenses in Note 2 — “Summary of Significant Accounting Policies.”

The Company writes insurance primarily in the state of Florida, which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s quarterly results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Net balance, beginning of year*	$97,818	$70,492	$51,690

Incurred, net of reinsurance, related to:
Current year	96,860	146,922	104,128
Prior years	12,468	18,707	20,539

Total incurred, net of reinsurance	109,328	165,629	124,667

Paid, net of reinsurance, related to:
Current year	(54,698)	(87,770)	(64,812)
Prior years	(57,622)	(50,533)	(41,053)

Total paid, net of reinsurance	(112,320)	(138,303)	(105,865)

Net balance, end of year	94,826	97,818	70,492
Add: reinsurance recoverable	112,760	100,760	—

Gross balance, end of year	$207,586	$198,578	$70,492

*	Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the year ended December 31, 2018, the Company incurred approximately $16,520 of net losses related to Hurricane Michael and experienced unfavorable development of $12,468, of which $9,614 pertains to claims in the 2015 and 2016 loss years. The 2018 prior year development was driven by continued reserve strengthening in response to trends involving assignment of insurance benefits and litigation and a $2,101 increase in 2016 loss reserves related to Hurricane Matthew. Loss reserves for 2017 Hurricane Irma were increased during 2018 by $144 million, all of which is recoverable under reinsurance agreements.

The following is information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2015 to 2012 is presented as supplementary information and is unaudited.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Multi-peril and Dwelling Fire Insurance (a)

								As of December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance							Total of IBNR Plus Expected Development	Cumulative Number of Reported Claims
	For the Years Ended December 31,							Reported	(Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	Claims	Amounts)(b)
2012	$66,425	$62,742	$64,083	$66,505	$67,058	$66,465	$67,220	$30	6,618
2013	—	67,579	69,932	69,906	72,015	71,604	73,763	546	7,008
2014	—	—	75,810	81,773	84,917	88,053	90,084	2,068	7,657
2015	—	—	—	78,017	90,902	96,173	101,272	3,554	7,649
2016	—	—	—	—	81,446	90,879	92,684	6,610	6,907
2017	—	—	—	—	—	91,443	88,937	17,530	5,701
2018	—	—	—	—	—	—	79,436	32,068	4,188

Total							$593,396

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018
2012	$36,914	$53,225	$59,041	$62,836	$64,667	$65,903	$67,059
2013	—	40,240	57,374	64,257	68,106	70,224	72,492
2014	—	—	47,650	68,897	77,712	82,463	87,125
2015	—	—	—	50,939	76,042	87,784	95,179
2016	—	—	—	—	51,663	73,037	83,311
2017	—	—	—	—	—	43,039	66,996
2018	—	—	—	—	—	—	41,014

Total							$513,176

All outstanding liabilities before 2012, net of reinsurance							547

Liabilities for LAE, net of reinsurance							$80,767

(a) Excludes losses from Wind-only insurance (2012 through 2018), any hurricane event prior to 2018 and Hurricane Michael (2018).

(b)   The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Wind-only Insurance (a)*

								As of December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance							Total of IBNR Plus Expected Development	Cumulative Number of Reported Claims
	For the Years Ended December 31,							Reported	(Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	Claims	Amounts)(b)
2015	$—	$—	$—	$308	$401	$569	$692	$110	100
2016	—	—	—	—	1,005	1,314	1,814	220	228
2017	—	—	—	—	—	1,529	1,119	330	153
2018	—	—	—	—	—	—	798	439	108

Total							$4,423

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018
2015	$—	$—	$—	$156	$332	$465	$582
2016	—	—	—	—	689	1,155	1,405
2017	—	—	—	—	—	484	786
2018	—	—	—	—	—	—	216

Total							$2,989

All outstanding liabilities before 2012, net of reinsurance							—

Liabilities for LAE, net of reinsurance							$1,434

*	The Company began writing Homeowners Wind-only insurance in 2015.

(a) Excludes losses from multi-peril and dwelling fire insurance (2012 through 2018), any hurricane event prior to 2018 and Hurricane Michael (2018).

(b)   The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Any Hurricane Event prior to 2018

								As of December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance							Total of IBNR Plus Expected Development	Cumulative Number of Reported Claims
	For the Years Ended December 31,							Reported	(Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	Claims	Amounts)(b)
2016	$—	$—	$—	$—	$21,414	$24,126	$26,211	$2,005	2,415
2017	—	—	—	—	—	53,602	54,080	6,508	19,907
2018	—	—	—	—	—	—	22	—	952

Total							$80,313

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018
2016	$—	$—	$—	$—	$12,227	$20,025	$23,316
2017	—	—	—	—	—	43,905	47,514
2018	—	—	—	—	—	—	15

Total							$70,845

All outstanding liabilities before 2012, net of reinsurance							—

Liabilities for LAE, net of reinsurance							$9,468

(b)   The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Hurricane Michael (2018)

								As of December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance							Total of IBNR Plus Expected Development	Cumulative Number of Reported Claims
	For the Years Ended December 31,							Reported	(Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	Claims	Amounts)(b)
2018	$—	$—	$—	$—	$—	$—	$16,520	$2,035	611

Total							$16,520

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018
2018	$—	$—	$—	$—	$—	$—	$13,376

Total							$13,376

All outstanding liabilities before 2012, net of reinsurance							—

Liabilities for LAE, net of reinsurance							$3,144

(b)   The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

	December 31,
	2018	2017
Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$80,767	$82,705
Homeowners Wind-only insurance	1,434	1,308
Losses specific to any hurricane prior to 2018	9,468	4,109
Losses specific to Hurricane Michael (2018)	3,144	9,688
Other short-duration insurance lines	13	8

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	94,826	97,818

Reinsurance recoverables	112,760	100,760

Total gross liability for unpaid losses and loss adjustment expenses	$207,586	$198,578

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2018:

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance Years	1	2	3	4	5	6	7
Homeowners multi-peril and dwelling fire insurance	52.6%	24.3%	10.1%	5.9%	3.6%	2.5%	0.0%
Homeowners Wind-only insurance	32.7%	26.0%	12.8%	16.9%	*	*	*
Losses specific to any hurricane prior to 2018	70.1%	14.4%	12.6%	—	—	—	—
Losses specific to Hurricane Michael (2018)	81.0%	—	—	—	—	—	—

*	The Company began writing Homeowners Wind-only insurance in 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 17 — Segment Information

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

For the years ended December 31, 2018, 2017 and 2016, revenues from the Company’s insurance operations before intracompany elimination represented 95.0%, 96.2% and 95.5%, respectively, of total revenues of all operating segments. At December 31, 2018, 2017 and 2016, insurance operations’ total assets represented 85.9%, 87.1% and 87.9%, respectively, of the combined assets of all operating segments. See Note 1 — “Nature of Operations” for a description of the Company’s insurance operations. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
For the Year Ended December 31, 2018
Revenue:
Net premiums earned	$213,422	$—	$—	$—	$213,422
Net investment income	10,862	1	5,554	164	16,581
Net realized investment gains	4,639	—	1,544	—	6,183
Net unrealized investment losses	(8,688)	—	(1,514)	—	(10,202)
Net other-than-temporary impairment losses	—	—	(80)	—	(80)
Policy fee income	3,389	—	—	—	3,389
Other	583	9,324	4,999	(12,907)	1,999

Total revenue	224,207	9,325	10,503	(12,743)	231,292

Expenses:
Losses and loss adjustment expenses	109,328	—	—	—	109,328
Amortization of deferred policy acquisition costs	35,204	—	—	—	35,204
Interest expense	1	1,568	17,008	(481)	18,096
Depreciation and amortization	125	2,373	1,011	(2,140)	1,369
Other	25,797	4,254	20,464	(10,122)	40,393

Total expenses	170,455	8,195	38,483	(12,743)	204,390

Income (loss) before income taxes	$53,752	$1,130	$(27,980)	$—	$26,902

Total revenue from non-affiliates(c)	$224,207	$7,718	$9,331

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
For the Year Ended December 31, 2017
Revenue:
Net premiums earned	$224,618	$—	$—	$—	$224,618
Net investment income	9,898	6	2,974	(1,439)	11,439
Net realized investment gains	3,978	—	368	—	4,346
Net unrealized investment gains	—	—	92	—	92
Net other-than-temporary impairment losses	(1,258)	—	(209)	—	(1,467)
Policy fee income	3,622	—	—	—	3,622
Other	693	7,046	4,417	(10,400)	1,756

Total revenue	241,551	7,052	7,642	(11,839)	244,406

Expenses:
Losses and loss adjustment expenses	165,629	—	—	—	165,629
Amortization of deferred policy acquisition costs	35,663	—	—	—	35,663
Interest expense	—	1,250	15,704	(187)	16,767
Loss on repurchases of senior notes	—	—	743	—	743
Depreciation and amortization	128	2,121	939	(1,950)	1,238
Other	27,547	4,022	18,123	(9,702)	39,990

Total expenses	228,967	7,393	35,509	(11,839)	260,030

Income (loss) before income taxes	$12,584	$(341)	$(27,867)	$—	$(15,624)

Total revenue from non-affiliates(c)	$241,551	$5,525	$6,958

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
For the Year Ended December 31, 2016
Revenue:
Net premiums earned	$243,627	$—	$—	$—	$243,627
Net investment income	8,440	18	1,162	(533)	9,087
Net realized investment gains	2,450	—	151	—	2,601
Net other-than-temporary impairment losses	(2,467)	—	(15)	—	(2,482)
Policy fee income	3,914	—	—	—	3,914
Gain on repurchases of convertible senior notes	—	—	153	—	153
Gain on bargain purchase	—	2,071	—	—	2,071
Gain on remeasurement of previously held interest	—	4,005	—	—	4,005
Other	684	4,505	4,104	(7,823)	1,470

Total revenue	256,648	10,599	5,555	(8,356)	264,446

Expenses:
Losses and loss adjustment expenses	124,667	—	—	—	124,667
Amortization of deferred policy acquisition costs	37,868	—	—	—	37,868
Interest expense	—	561	10,518	—	11,079
Depreciation and amortization	158	814	908	(608)	1,272
Other operating expenses	31,351	2,921	16,180	(7,748)	42,704

Total expenses	194,044	4,296	27,606	(8,356)	217,590

Income (loss) before income taxes	$62,604	$6,303	$(22,051)	$—	$46,856
Total revenue from non-affiliates(c)	$256,648	$9,072	$5,470

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	December 31,
	2018	2017
Segment:
Insurance Operations	$615,983	$652,754
Real Estate Operations	83,828	80,152
Corporate and Other	146,651	127,822
Consolidation and Elimination	(13,599)	(18,464)

Total assets	$832,863	$842,264

Note 18 — Income Taxes

A summary of income tax expense is as follows:

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$7,443	$(3,933)	$14,918
State	1,490	34	2,666
Foreign	104	81	96

Total current taxes	9,037	(3,818)	17,680

Deferred:
Federal	(245)	(4,144)	182
State	392	(757)	(9)
Foreign	(7)	(12)	(18)

Total deferred taxes	140	(4,913)	155

Income tax (benefit) expense	$9,177	$(8,731)	$17,835

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$5,649	21.0	$(5,468)	35.0	$16,395	35.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefits	1,303	4.8	(657)	4.2	1,710	3.6
Effects of tax rate changes	—	—	(1,400)	9.0	—	—
Share-based compensation	2,156	8.0	(705)	4.5	—	—
Other	69	0.3	(501)	3.2	(270)	(0.5)

Income tax (benefit) expense	$9,177	34.1	$(8,731)	55.9	$17,835	38.1

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax returns filed for the years ending December 31, 2017, 2016, and 2015 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify, if any, interest, and penalties arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no material amounts of interest or penalties for the years ended December 31, 2018, 2017 and 2016.

In July 2017, the Company received notice from the Internal Revenue Service stating the Company’s 2015 federal income tax return would be examined. In August 2018, the Internal Revenue Service notified the Company that the examination of the Company’s 2015 federal income tax return was completed with no change to the Company’s reported tax.

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

For the year ended December 31, 2018, the Company recorded approximately $9,177 of income taxes, which resulted in an effective tax rate of 34.1%. For the year ended December 31, 2017, the Company recorded approximately $8,731 of income tax benefits, which resulted in an effective tax rate of 55.9%. The decrease in the effective tax rate in 2018 as compared with the prior year was primarily attributable to the reduction of the federal corporate income tax rate from 35% to 21%, offset by the negative effect of the derecognition of deferred tax assets of $1,825 for restricted stock awards of which market conditions will not be met prior to their expiry date, the disallowance of the deductibility of the $1,887 expense representing dividends cumulatively paid on such restricted stock awards which were reclassified from retained income (see Restricted Stock Awards in Note 21 — “Stock-Based Compensation”), and an increase in nondeductible compensation expenses due to the elimination of the deductibility of most performance-based compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Unearned premiums	$5,455	$5,753
Losses and loss adjustment expenses	3,001	3,154
Stock-based compensation	716	2,455
Net unrealized investment losses	1,641	—
Other-than-temporary impairment losses	6	386
Organizational costs	76	90
Accrued expenses	78	—
Unearned revenue	231	339
State net operating losses	—	333
State capital loss carryforwards	—	175
Bad debt reserve	20	2
Other	26	—

Total deferred tax assets	11,250	12,687

Deferred tax liabilities:
Property and equipment	(1,430)	(1,517)
Intangible assets	(1,841)	(1,541)
Deferred policy acquisition costs	(4,347)	(4,365)
Net unrealized investment gains	—	(1,907)
Basis difference related to partnership investments	(1,193)	(599)
Basis difference related to convertible senior notes	(2,429)	(4,099)
Prepaid expenses	(394)	(312)
Accrued expenses	—	(37)
Other	(684)	(200)

Total deferred tax liabilities	(12,318)	(14,577)

Net deferred tax liabilities	$(1,068)	$(1,890)

State net operating loss carryforwards were fully utilized in 2018 and as such, there are no state net operating loss carryforwards as of December 31, 2018.

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the deferred tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. Thus, the Company did not have a valuation allowance established as of December 31, 2018 or 2017.

The 2017 Tax Act implemented a mandatory one-time tax of eight percent on illiquid assets and 15.5% percent on cash and cash equivalents attributable to the accumulated earnings of controlled foreign companies and other specified foreign corporations on U.S. shareholders owning ten percent or greater of the foreign company. The Company included this one-time federal income tax and the corresponding state taxes attributable to this deemed repatriation amount in the net income tax benefit for the year ended December 31, 2017. In addition to this mandatory one-time deemed repatriation, the 2017 Tax Act also implemented a territorial system which exempts U.S. corporations from U.S. taxes on most future foreign profits. Since all accumulated earnings of the Company’s foreign subsidiary at December 31, 2017 were subjected to federal and state income taxes as a result of the one-time mandatory deemed repatriation and all earnings of its foreign subsidiaries after December 31, 2017 will not be subject to U.S. income taxes, the Company will no longer be required to consider the establishment of a deferred tax liability related to the undistributed earnings of its foreign subsidiary.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 19 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings (loss) per share during periods of net income (loss).

A summary of the numerator and denominator of the basic and fully diluted earnings (loss) per common share is presented below:

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2018
Net income	$17,725
Less: Loss attributable to participating securities*	717

Basic Earnings Per Share:
Income allocated to common stockholders	18,442	7,878	$2.34

Effect of Dilutive Securities:**
Stock options	—	17

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$18,442	7,895	$2.34

(a)	Shares in thousands.
*

Loss attributable to participating securities included the reclassification of cumulative dividends paid on certain restricted stock with market based vesting conditions from retained income to expense. See Restricted Stock Awards in Note 21 — “Stock-Based Compensation” for additional information.

**	Convertible senior notes were excluded due to antidilutive effect.

	Loss (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2017
Net loss	$(6,893)
Less: Loss attributable to participating securities	481

Basic and Diluted Loss Per Share:
Loss available to common stockholders***	$(6,412)	8,558	$(0.75)

(a)	Shares in thousands.
***	Stock options and convertible senior notes were excluded due to antidilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Income (Loss) (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2016
Net income	$29,021
Less: Income attributable to participating securities	(1,545)

Basic Earnings Per Share:
Income allocated to common stockholders	27,476	9,326	$2.95

Effect of Dilutive Securities:
Stock options	—	54
Convertible senior notes	4,244	1,493

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$31,720	10,873	$2.92

(a)	Shares in thousands.

Note 20 — Stockholders’ Equity

Common Stock

In December 2018, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. The repurchase plan allows the Company to repurchase shares from time to time through December 31, 2019. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase plan may be modified, suspended, terminated or extended by the Company any time without prior notice.

For each of the last two years, the Company’s Board of Directors authorized a one-year plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the years ended December 31, 2018 and 2017, the Company repurchased and retired 511,628 and 433,175 shares, respectively, at weighted average prices per share of $39.09 and $34.94, respectively. The total costs of shares repurchased, inclusive of fees and commissions, during the years ended December 31, 2018 and 2017 were $20,015 and $15,155, respectively, or $39.12 and $34.98 per share, respectively.

Series B Junior Participating Preferred Share Purchase Right

On April 18, 2017, the Company’s Board of Directors terminated the Company’s shareholder rights plan by amending the share purchase right’s expiration date to April 18, 2017. Prior to the amended expiration date, one preferred share purchase right entitled a common shareholder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $125.00 per one one-hundredth of such preferred share.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Share Repurchase Agreements

In conjunction with the issuance of the 4.25% Convertible Notes as described in Note 14 — “Long-Term Debt” under Convertible Senior Notes, the Company used $20,345 of the net proceeds to repurchase and retire an aggregate of 413,600 shares of its common stock at a price of $49.19 per share from institutional investors.

Prepaid Share Repurchase Forward Contracts

The Company has one outstanding prepaid share repurchase forward contract entered into with Societe Generale, a forward counterparty. The Company entered into this forward contract in conjunction with the March 2017 issuance of the 4.25% Convertible Notes as described in Note 14 — “Long-Term Debt” under Convertible Senior Notes. Under the forward contract, the Company made an initial upfront payment of $9,400 in exchange for the future delivery of 191,000 shares of the Company’s common stock over a settlement period in 2022.

The forward contract is subject to early settlement, in whole or in part, at any time prior to the final settlement date at the option of the forward counterparty, as well as early settlement or settlement with alternative consideration in the event of certain corporate transactions. In the event the Company pays any cash dividends on its common shares, the forward counterparty will pay an equivalent amount to the Company. The shares to be purchased under the forward contract will be treated as retired for financial statement purposes as of the effective date of the forward contract, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders votes.

The Company determined that the forward contract does not meet the characteristics of a derivative instrument and, as such, the transaction resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted earnings (loss) per share.

In November 2018, the Company’s share repurchase forward contract with Deutsche Bank AG, London Branch, entered into in conjunction with the 2013 issuance of the 3.875% Convertible Notes, was settled with the delivery of 622,751 shares of the Company’s common stock.

Preferred Stock

Series A Cumulative Convertible Preferred Stock

At December 31, 2018 and 2017, there were no Series A Cumulative Convertible Preferred Stock issued or outstanding.

Series B Junior Participating Preferred Stock (“Series B Preferred”)

At December 31, 2018 and 2017, there were no Series B Preferred issued or outstanding.

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

Note 21 — Stock-Based Compensation

Incentive Plan

The Company currently has outstanding stock-based awards granted under its 2007 Stock Option and Incentive Plan and 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. With respect to the 2012 Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. On March 17, 2017, the Company’s board of directors amended the 2012 Plan and reduced the number of shares reserved under the plan from 5,000,000 shares to 3,000,000 shares. At December 31, 2018, there were 1,752,432 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2018, 2017 and 2016 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	110,000	$3.19	2.3 years	$3,482

Exercised	(60,000)	$2.50

Outstanding at December 31, 2016	50,000	$4.02	2.3 years	$1,773

Granted	110,000	$40.00
Exercised	(30,000)	$2.50

Outstanding at December 31, 2017	130,000	$34.82	8.2 years	$472

Granted	110,000	$40.00

Outstanding at December 31, 2018	240,000	$37.19	8.8 years	$3,278

Exercisable at December 31, 2018	47,500	$25.81	5.8 years	$1,189

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information about options exercised for the years ended December 31, 2018, 2017 and 2016 (option amounts not in thousands):

	2018	2017	2016
Options exercised	—	30,000	60,000
Total intrinsic value of exercised options	$—	$1,319	$1,376
Tax benefits realized	$—	$509	$501

For the years ended December 31, 2018, 2017 and 2016, the Company recognized $521, $306 and $0, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $79, $78 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, there was $1,359 and $941, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.7 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the years ended December 31, 2018 and 2017:

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2018, 2017 and 2016 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	620,513	$30.33
Granted	142,440	$32.35
Vested	(47,152)	$42.27
Cancelled	(160,000)	$26.27
Forfeited	(13,298)	$39.06

Nonvested at December 31, 2016	542,503	$30.81

Granted	154,936	$42.92
Vested	(75,983)	$37.95
Forfeited	(23,766)	$36.32

Nonvested at December 31, 2017	597,690	$32.82

Granted	189,860	$41.81
Vested	(98,617)	$40.82
Forfeited	(56,637)	$36.46

Nonvested at December 31, 2018	632,296	$33.33

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $4,111, $4,217 and $4,198 for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, there was approximately $11,199 and $9,101, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.8 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Deferred tax benefits recognized	$862	$970	$1,619
Tax benefits realized for restricted stock and paid dividends	$1,086	$1,396	$140
Fair value of vested restricted stock	$4,025	$2,884	$1,993

During 2018, the Company reclassified from retained income dividends of $1,887 cumulatively paid on unvested restricted stock awards with market based vesting conditions to general and administrative personnel expenses for $1,346 and to other operating expenses for $541. These awards, of which the market conditions will not be met, were granted to the Company’s employee and nonemployee directors during 2013. The awards will lapse in May and November 2019. Any future dividend payment associated with these awards will be expensed when declared. As a result, for the year ended December 31, 2018, the Company recognized dividends of $195 related to these awards in general and administrative personnel expenses for $159 and in other operating expenses for $36.

During the years ended December 31, 2018, 2017 and 2016, no awards were issued with other than service-based vesting conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 22 — Employee Benefit Plan

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2018, 2017 and 2016, the Company contributed approximately $536, $560 and $415, respectively, in matching contributions, which are included in general and administrative personnel expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. At December 31, 2018 and 2017, the amounts accrued under the gratuity plan were $72 and $58, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans; the Provident Fund and the Employees State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $14, $17 and $14, respectively, for the years ended December 31, 2018, 2017 and 2016.

Note 23 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contract

As of December 31, 2018, the Company has a contractual obligation related to one multi-year reinsurance contract. This contract may be cancelled only with the other party’s consent. The table below presents the future minimum aggregate premiums amounts payable to the reinsurer.

Year
2019*	$3,593
2020*	1,796

Total	$5,389

*	Premiums payable after March 31, 2019 are estimated. See Note 15 — “Reinsurance” for additional information.

Lease Commitments

The Company leases 15,000 square feet of office space in Noida, India. The lease has an initial term of nine years. The monthly rental payment, exclusive of applicable service tax, has increased by five percent every year since the end of the first year of the lease term. In addition, the Company has a lease for office space in Miami Lakes, Florida for its claims related administration. The lease commenced on March 1, 2018 and has an initial term of approximately three years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Provided the leases are not early terminated, minimum future rental payments under operating leases after December 31, 2018 are as follows:

Year	Amount
2019	$287
2020	298
2021	183

Total minimum future payments	$768

Rental expense under all facility leases was $407, $336 and $333, respectively, during the years ended December 31, 2018, 2017 and 2016.

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

Provided the agreement is not early terminated, minimum future payments under the service agreement after December 31, 2018 are as follows:

Year	Amount
2019	$23
2020	24
2021	26

Total minimum future payments	$73

Rental Income

The Company leases available space at the Company’s headquarters and at its various investment properties to non-affiliates at various terms. In addition, the Company leases boat slips and docks on a long-term basis. Expected annual rental income due under non-cancellable operating leases for all properties owned at December 31, 2018 is as follows:

Year	Amount
2019	$4,163
2020	3,727
2021	3,191
2022	2,672
2023	2,008
Thereafter	12,199

Total	$27,960

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Capital Commitment

As described in Note 5 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for four limited partnership interests. At December 31, 2018, there was an aggregate unfunded balance of $16,304.

Note 24 — Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2018, 2017 and 2016.

	Three Months Ended
	03/31/18	06/30/18	09/30/18	12/31/18
Net premiums earned	$53,522	$52,965	$54,177	$52,758
Total revenue	57,739	58,813	61,743	52,997
Losses and loss adjustment expenses	19,655	21,803	25,769	42,101
Policy acquisition and other underwriting expenses	9,360	9,959	9,829	9,795
Interest expense	4,470	4,505	4,552	4,569
Total expenses	42,935	47,293	49,820	64,342
Income (loss) before income taxes	14,804	11,520	11,923	(11,345)
Net income (loss)	10,791	6,403	8,997	(8,466)
Comprehensive income (loss)	8,340	6,413	8,955	(8,818)
Earnings (loss) per share:
Basic	$1.25	$0.96	$1.08	$(0.95)
Diluted*	$1.11	$0.92	$1.00	$(0.95)

*	During the quarter ended December 31, 2018, the convertible senior notes and stock options were antidilutive.

	Three Months Ended
	03/31/17	06/30/17	09/30/17	12/31/17
Net premiums earned	$63,036	$61,847	$43,964	$55,771
Total revenue	67,713	67,580	47,490	61,623
Losses and loss adjustment expenses	25,529	27,665	89,231	23,204
Policy acquisition and other underwriting expenses	9,649	10,070	9,926	10,018
Interest expense	3,542	4,378	4,408	4,439
Total expenses	48,571	53,275	113,508	44,676
Income (loss) before income taxes	19,142	14,305	(66,018)	16,947
Net income (loss)	12,020	9,542	(40,546)	12,091
Comprehensive income (loss)	12,949	8,959	(38,792)	11,914
Earnings (loss) per share:
Basic	$1.27	$1.05	$(4.44)	$1.37
Diluted*	$1.15	$0.93	$(4.44)	$1.14

*	During the quarter ended September 30, 2017, the convertible senior notes and stock options were antidilutive.

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

Note 25 — Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the Florida Business Corporation Act and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 2018, without prior regulatory approval, $90,561 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2019. The following briefly describes certain related and other requirements and restrictions imposed by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

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

The Code requires HCPCI to maintain capital and surplus equal to the greater of 10% of their respective liabilities or a statutory minimum as defined in the Code. TypTap, the Company’s insurance subsidiary organized in 2015, is subject to a consent order that requires TypTap to maintain minimum capital and surplus of $20,000 during each of the three years ending December 31, 2016, 2017, and 2018. At December 31, 2018, HCPCI was required to maintain minimum capital and surplus of $21,700. At December 31, 2017, HCPCI was required to maintain minimum capital and surplus of $25,900. HCPCI and TypTap were in compliance with these requirements at December 31, 2018 and 2017.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2018, 2017 and 2016, HCPCI’s statutory-basis capital and surplus was approximately $149,000, $153,000 and $183,000, respectively. For the year ended December 31, 2018, HCPCI had a statutory-basis net income of approximately $20,700. For the year ended December 31, 2017, HCPCI had a statutory-basis net loss of approximately $10,500 as compared with a statutory-basis net income of approximately $5,900 for the year ended December 31, 2016. At December 31, 2018, 2017 and 2016, TypTap’s statutory-basis capital and surplus was approximately $26,000, $24,000 and $25,000, respectively. For the year ended December 31, 2018, TypTap had a statutory-basis net income of approximately $2,034 in contrast to statutory-basis net losses of approximately $797 and $364 for the years ended December 31, 2017 and 2016, respectively. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

Since inception, HCPCI and TypTap have each maintained a cash deposit with the Insurance Commissioner of the state of Florida in the amount of $300 to meet regulatory requirements.

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

As a result, HCPCI was qualified to make dividend payments at December 31, 2018, 2017 and 2016.

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

Years Ended December 31,
	2018	2017	2016
HCPCI:
Gross	2.17 to 1	2.01 to 1	1.81 to 1
Net	1.27 to 1	1.11 to 1	1.07 to 1
TypTap:
Gross	0.57 to 1	0.33 to 1	0.09 to 1
Net	0.38 to 1	0.27 to 1	0.07 to 1

Bermuda

The Bermuda Monetary Authority requires Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled reinsurance subsidiary, to maintain minimum capital and surplus of $2,000. At December 31, 2018 and 2017, Claddaugh’s statutory capital and surplus was approximately $45,000 and $63,000, respectively. For the years ended December 31, 2018 and 2017, Claddaugh reported statutory net losses of approximately $8,100 and $5,200, respectively, in contrast with a statutory net profit of approximately $13,200 for the year ended December 31, 2016. During 2018, Claddaugh made a return of capital distribution of $10,000 to the Company. During 2017, Claddaugh made a dividend payment of $20,000 to the Company. There were no cash dividends paid by Claddaugh during 2016.

HCPCI and TypTap are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2018 and 2017, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2018, the combined statutory capital and surplus and minimum capital and surplus of the Company’s U.S. insurance subsidiaries were approximately $175,077 and $41,700, respectively.

At December 31, 2018 and 2017, restricted net assets represented by the Company’s insurance subsidiaries amounted to $181,571 and $180,286, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 26 — Related Party Transactions

Claddaugh had a reinsurance agreement with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from the Company’s insurance subsidiary, HCPCI, was ceded by Claddaugh to Oxbridge. On May 28, 2018, Claddaugh terminated its multi-year reinsurance contract with Oxbridge, effective June 1, 2018. Upon termination, Claddaugh agreed to pay Oxbridge a settlement fee of $600 and derecognized the benefits accrued in connection with retrospective provisions. The settlement fee and the derecognition of the $622 of accrued benefits were recorded in premiums ceded. With respect to the period from June 1, 2016 through May 31, 2017, Oxbridge assumed $6,000 of the total covered exposure for approximately $3,400 in premiums. With respect to the period from June 1, 2017 through May 31, 2018, Oxbridge assumed $7,400 of the total covered exposure for approximately $3,400 in premiums. See Note 15 — “Reinsurance” – which includes the amounts due from and paid by Oxbridge during the years ended December 31, 2017 and 2016 with respect to benefits accrued in connection with the Oxbridge agreements. The premiums charged by Oxbridge were at rates which management believed to be competitive with market rates available to Claddaugh. Oxbridge had deposited funds into trust accounts to satisfy certain collateral requirements under its reinsurance contract with Claddaugh. Trust assets could be withdrawn by Claddaugh, the trust beneficiary, in the event amounts were due under the Oxbridge reinsurance agreement. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, who is also chairman of the board of directors for Oxbridge, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

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

During 2016 and January 2017, one of the Company’s directors was a partner at a law firm that performs certain of the Company’s corporate legal matters. He retired from the practice of law on January 31, 2017. Fees incurred with respect to this law firm for the month ended January 31, 2017 and year ended December 31, 2016 were approximately $6 and $32, respectively.

In connection with the acquisition of Pineda Landings described in Note 7 — “Business Acquisition,” the Company incurred and paid $20 of legal fees in 2016 for services provided by a law firm that specializes in real estate transactions at which one immediate family member of the Company’s directors is employed.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 27 — Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$42,292	$53,755
Fixed-maturity securities, available for sale, at fair value	38,224	34,529
Equity securities, at fair value	7,299	11,283
Short-term investments	25,275	—
Limited partnership investments, at equity	21,711	15,232
Note receivable – related party	1,280	7,280
Investment in subsidiaries	290,469	310,779
Property and equipment, net	445	617
Income tax receivable	3,019	3,023
Other assets	1,136	1,019

Total assets	$431,150	$437,517

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$4,772	$4,499
Deferred income taxes, net	3,594	2,511
Long-term debt	219,301	211,890
Due to related parties	22,042	24,642

Total liabilities	249,709	243,542
Total stockholders’ equity	181,441	193,975

Total liabilities and stockholders’ equity	$431,150	$437,517

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2018	2017	2016
Net investment income	$5,348	$2,799	$1,204
Net realized investment gains	1,544	367	151
Net unrealized investment (losses) gains	(1,514)	92	—
Other-than-temporary impairment losses	(80)	(209)	(15)
Gain on repurchases of convertible senior notes	—	—	153
Loss on repurchases of senior notes	—	(743)	—
Interest expense	(17,007)	(15,704)	(10,346)
Operating expenses	(5,429)	(5,489)	(5,158)

Loss before income tax benefit and equity in income of subsidiaries	(17,138)	(18,887)	(14,011)
Income tax benefit	1,856	9,605	4,878

Net loss before equity in income of subsidiaries	(15,282)	(9,282)	(9,133)
Equity in income of subsidiaries	33,007	2,389	38,154

Net income (loss)	$17,725	$(6,893)	$29,021

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$17,725	$(6,893)	$29,021
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	2,550	2,630	2,878
Net realized investment gains	(1,544)	(367)	(151)
Net unrealized investment losses (gains)	1,514	(92)	—
Amortization of (discounts) premiums on investments in fixed-maturity securities	(3)	51	—
Depreciation and amortization	7,737	6,673	3,899
Net income from limited partnership investments	(3,007)	(1,354)	(523)
Distributions from limited partnership interests	1,495	881	544
Other-than-temporary impairment losses	80	209	15
Gain on repurchases of convertible senior notes	—	—	(153)
Loss on repurchases of senior notes	—	743	—
Loss from disposal of property and equipment	—	17	—
Equity in income of subsidiaries	(33,007)	(2,389)	(38,154)
Deferred income taxes	1,075	(4,224)	(1,542)
Changes in operating assets and liabilities:
Income taxes receivable	4	(1,461)	(1,563)
Other assets	(144)	(106)	(129)
Accrued expenses and other liabilities	273	1,544	(716)
Income taxes payable	—	—	(1,518)
Due to related parties	(2,600)	(54,896)	60,075

Net cash (used in) provided by operating activities	(7,852)	(59,034)	51,983

Cash flows from investing activities:
Investment in limited partnership interest	(5,125)	(4,611)	(2,710)
Investment in note receivable – related party	—	(7,280)	—
Purchase of fixed-maturity securities	(5,864)	(31,034)	(371)
Purchase of equity securities	(16,913)	(12,483)	(2,853)
Purchase of short-term and other investments	(50,510)	—	—
Purchase of property and equipment	(154)	(306)	(202)
Proceeds from sales of fixed-maturity securities	2,215	667	423
Proceeds from calls, repayments and maturities of fixed-maturity securities	—	—	130
Proceeds from sales of equity securities	20,698	8,886	2,602
Proceeds from sales, redemptions and maturities of short-term and other investments	25,401	—	—
Collection of note receivable – related party	6,000	—	—
Distributions from limited partnership interests	158	11,758	—
Dividends received from subsidiary	42,000	105,000	19,000
Return of capital from subsidiary	10,000	—	—
Investment in subsidiaries	—	—	(25,250)

Net cash provided by (used in) investing activities	27,906	70,597	(9,231)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows (Continued)

	Years Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Repurchases of common stock	(1,151)	(30,718)	(464)
Repurchases of common stock under share repurchase plan	(20,015)	(15,154)	(20,026)
Repurchases of convertible senior notes	—	—	(11,347)
Repurchases of senior notes	—	(40,250)	—
Debt issuance costs paid	—	(4,975)	—
Cash dividends paid to stockholders	(11,318)	(13,906)	(12,438)
Cash dividends received under share repurchase forward contract	967	1,073	747
Proceeds from exercise of stock options	—	75	150
Proceeds from issuance of long-term debt	—	143,750	—
Tax benefits on stock-based compensation	—	—	641

Net cash (used in) provided by financing activities	(31,517)	39,895	(42,737)

Net (decrease) increase in cash and cash equivalents	(11,463)	51,458	15
Cash and cash equivalents at beginning of year	53,755	2,297	2,282

Cash and cash equivalents at end of year	$42,292	$53,755	$2,297

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 28 — Subsequent Events

On January 14, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are scheduled for payment on March 15, 2019 to stockholders of record on February 15, 2019.

On January 15, 2019, the Company granted 40,000 shares of restricted stock and 110,000 options to purchase the Company’s common shares at an exercise price of $53 per share to its chief executive officer, Paresh Patel. The options will expire on January 15, 2029. These share-based awards were granted pursuant to the 2012 Plan and will vest in equal annual installments over four years, so long as Mr. Patel remains employed by the Company. The grant date fair values of the restricted stock and options were $1,918 and $1,345, respectively.

On February 27, 2019, the Company acquired approximately nine acres of undeveloped land located near its current headquarters in Tampa, Florida for a purchase price of $8,500, which was primarily financed by the Company’s revolving credit facility. The land is a potential site for the construction of a new headquarters building. The transaction was accounted for as an asset acquisition. As such, all acquisition-related costs are capitalized.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2018). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Dixon Hughes Goodman, LLP, an independent registered public accounting firm, has audited the 2018 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2018 and 2017 provided by Dixon Hughes Goodman, LLP, our principal accountant:

	2018	2017
Audit fees (a)	$385	$370
All other fees (b)	9	75

	$394	$445

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

The Audit Committee pre-approved all 2018 engagements and fees for services provided by our principal accountant.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

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

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 22, 2019.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

March 8, 2019	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 8, 2019	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

March 8, 2019	By	/s/ James Mark Harmsworth
James Mark Harmsworth, Chief Financial Officer (Principal Financial and Accounting Officer)

March 8, 2019	By	/s/ Wayne Burks
Wayne Burks, Director

March 8, 2019	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 8, 2019	By	/s/ Harish M. Patel
Harish M. Patel, Director

March 8, 2019	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.