Form 10-Q
period 2019-03-31
HCI Group, Inc.
filed 2019-05-03
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, no par value	HCI	New York Stock Exchange

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on April 26, 2019 was 8,502,724.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $210,004 and $184,670, respectively)	$210,728	$182,723
Equity securities, at fair value (cost: $29,463 and $45,671, respectively)	30,228	41,143
Short-term investments	31,075	66,479
Limited partnership investments, at equity	31,830	32,293
Investment in unconsolidated joint venture, at equity	812	845
Assets held for sale	9,810	9,810
Real estate investments	63,309	54,490

Total investments	377,792	387,783
Cash and cash equivalents	177,965	239,458
Restricted cash	700	700
Accrued interest and dividends receivable	2,456	1,792
Income taxes receivable	—	971
Premiums receivable	16,888	16,667
Prepaid reinsurance premiums	7,364	17,932
Reinsurance recoverable:
Paid losses and loss adjustment expenses	19,432	11,151
Unpaid losses and loss adjustment expenses	86,208	112,760
Deferred policy acquisition costs	15,171	16,507
Property and equipment, net	13,584	13,338
Intangible assets, net	4,649	4,800
Other assets	11,198	9,004

Total assets	$733,407	$832,863

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$184,661	$207,586
Unearned premiums	143,300	157,729
Advance premiums	16,160	6,192
Assumed reinsurance balances payable	4	14
Accrued expenses	8,586	6,483
Income taxes payable	1,429	—
Deferred income taxes, net	1,857	1,068
Revolving credit facility	8,000	—
Long-term debt	161,623	250,150
Other liabilities	20,747	22,200

Total liabilities	546,367	651,422

Commitments and contingencies (Note 18)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 8,359,889 and 8,356,730 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	—	—
Additional paid-in capital	103	—
Retained income	186,396	182,894
Accumulated other comprehensive income (loss), net of taxes	541	(1,453)

Total stockholders’ equity	187,040	181,441

Total liabilities and stockholders’ equity	$733,407	$832,863

See accompanying Notes to Consolidated Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue
Gross premiums earned	$82,597	$85,772
Premiums ceded	(31,413)	(32,250)

Net premiums earned	51,184	53,522
Net investment income	3,278	3,218
Net realized investment (losses) gains	(372)	2,232
Net unrealized investment gains (losses)	5,293	(2,600)
Net other-than-temporary impairment losses	—	(40)
Policy fee income	795	865
Other	456	542

Total revenue	60,634	57,739

Expenses
Losses and loss adjustment expenses	26,996	19,655
Policy acquisition and other underwriting expenses	9,673	9,360
General and administrative personnel expenses	7,364	6,283
Interest expense	4,337	4,470
Other operating expenses	2,981	3,167

Total expenses	51,351	42,935

Income before income taxes	9,283	14,804
Income tax expense	2,545	4,013

Net income	$6,738	$10,791

Basic earnings per share	$0.82	$1.25

Diluted earnings per share	$0.82	$1.11

Dividends per share	$0.40	$0.35

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$6,738	$10,791

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) arising during the period	2,704	(2,628)
Other-than-temporary impairment loss charged to income	—	40
Call and repayment losses charged to investment income	—	1
Reclassification adjustment for net realized gains	(33)	(696)

Net change in unrealized gain (loss)	2,671	(3,283)
Deferred income taxes on above change	(677)	832

Total other comprehensive income (loss), net of income taxes	1,994	(2,451)

Comprehensive income	$8,732	$8,340

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For Three Months Ended March 31, 2019

(Unaudited)

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2018	8,356,730	$—	$—	$182,894	$(1,453)	$181,441
Net income	—	—	—	6,738	—	6,738
Total other comprehensive income, net of income taxes	—	—	—	—	1,994	1,994
Issuance of restricted stock	40,000	—	—	—	—	—
Forfeiture of restricted stock	(4,681)	—	—	—	—	—
Repurchase and retirement of common stock	(371)	—	(18)	—	—	(18)
Repurchase and retirement of common stock under share repurchase plan	(31,789)	—	(1,338)	—	—	(1,338)
Common stock dividends	—	—	—	(3,236)	—	(3,236)
Stock-based compensation	—	—	1,459	—	—	1,459

Balance at March 31, 2019	8,359,889	$—	$103	$186,396	$541	$187,040

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity – (Continued)

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$6,738	$10,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,459	872
Net amortization of premiums on investments in fixed-maturity securities	90	223
Depreciation and amortization	2,707	2,700
Deferred income tax expense (benefit)	112	(15)
Net realized investment losses (gains)	372	(2,232)
Net unrealized investment (gains) losses	(5,293)	2,600
Other-than-temporary impairment losses	—	40
Loss from unconsolidated joint venture	33	51
Net loss (income) from limited partnership interests	211	(605)
Distributions received from limited partnership interests	1,013	128
Foreign currency remeasurement loss	1	35
Other	48	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(664)	395
Income taxes	2,400	5,178
Premiums receivable	(221)	877
Prepaid reinsurance premiums	10,568	14,186
Reinsurance recoverable	18,271	17,161
Deferred policy acquisition costs	1,336	1,378
Other assets	(1,821)	948
Losses and loss adjustment expenses	(22,925)	(49,992)
Unearned premiums	(14,429)	(16,210)
Advance premiums	9,968	10,940
Assumed reinsurance balances payable	(10)	99
Reinsurance recovered in advance on unpaid losses	—	(13,885)
Accrued expenses and other liabilities	631	(256)

Net cash provided by (used in) operating activities	10,595	(14,593)

Cash flows from investing activities:
Investments in limited partnership interests	(761)	(1,586)
Purchase of property and equipment	(634)	(471)
Purchase of real estate investments	(9,133)	(67)
Purchase of fixed-maturity securities	(69,672)	(44,474)
Purchase of equity securities	(12,371)	(10,309)
Purchase of short-term and other investments	(182)	(55,433)
Proceeds from sales of fixed-maturity securities	2,911	77,210
Proceeds from calls, repayments and maturities of fixed-maturity securities	41,403	6,195
Proceeds from sales of equity securities	27,874	24,433
Proceeds from sales, redemptions and maturities of short-term and other investments	35,854	—

Net cash provided by (used in) investing activities	15,289	(4,502)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Cash dividends paid	(3,313)	(3,283)
Cash dividends received under share repurchase forward contract	77	285
Proceeds from revolving credit facility	8,000	—
Repayment of long-term debt	(90,318)	(260)
Repurchases of common stock	(18)	(211)
Repurchases of common stock under share repurchase plan	(1,338)	(6,537)
Purchase of non-controlling interest	—	(539)
Debt issuance costs	(459)	—

Net cash used in financing activities	(87,369)	(10,545)

Effect of exchange rate changes on cash	(8)	(34)

Net decrease in cash, cash equivalents, and restricted cash	(61,493)	(29,674)
Cash, cash equivalents, and restricted cash at beginning of period	240,158	256,693

Cash, cash equivalents, and restricted cash at end of period	$178,665	$227,019

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33	$28

Cash paid for interest	$5,111	$5,054

Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$1,994	$(2,451)

Receivable from sales of equity securities	$—	$43

Payable on purchases of equity securities	$—	$633

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2019. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on March 8, 2019.

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

Adoption of New Accounting Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The guidance establishes new principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for the Company January 1, 2019 and supersedes accounting for leases prescribed in Topic 840, Leases. ASU 2016-02 leaves lessor accounting substantially unchanged. The key change affecting the Company is the requirement that operating leases be recorded on the balance sheet. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvements for Lessors; and ASU No.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

2019-01, Codification Improvements to Topic 842. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company was initially required to use a modified retrospective method and apply this standard at the beginning of the earliest comparative period presented in the financial statements. Subsequently, the FASB permitted the application of this standard at the beginning of the adoption period as an alternative.

Effective January 1, 2019, the Company adopted the new standard using the effective date as its date of initial application. As a result, financial information is not updated and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019. The Company elected a package of practical expedients, which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. Upon adoption, the Company, as a lessee, recognized ROU assets of approximately $770 and lease liabilities of approximately $811 for all operating leases except for those that have a lease term of 12 months or less.

Leases

The Company leases office equipment, storage units, and office space from non-affiliates under terms ranging from one month up to ten years. In assessing whether a contract is or contains a lease, the Company first determines whether there is an identified asset in the contract. The Company then determines whether the contract conveys the right to obtain substantially all of the economic benefits from use of the identified asset or the right to direct the use of the identified asset. The Company elects not to record any lease with a term of 12 months or less on the consolidated balance sheet. For such short-term leases, the Company recognizes the lease payments in expense on a straight-line basis over the lease term.

If the contract is or contains a lease and the Company has the right to control the use of the identified asset, the ROU asset and the lease liability is measured from the lease component of the contract and recognized on the consolidated balance sheet. In measuring the lease liability, the Company uses its incremental borrowing rate for a loan secured by a similar asset that has a term similar to the lease term to discount the lease payments. The contract is further evaluated to determine the classification of the lease as to whether it is finance or operating. If the lease is a finance lease, the ROU asset is depreciated to depreciation expense over the shorter of the useful life of the asset or the lease term. The interest expense is recorded in connection with the lease liability using the effective interest method. If the lease is an operating lease, the ROU asset is amortized to lease expense on a straight-line basis over the lease term. For the presentation of finance leases on the Company’s consolidated balance sheet, ROU assets and corresponding lease liabilities are included with property and equipment, net and long-term debt, respectively. For the presentation of operating leases on the Company’s consolidated balance sheet, ROU assets and corresponding lease liabilities are included with other assets and other liabilities, respectively.

The Company as a lessor leases its commercial and retail properties, boat slips, and docks to non-affiliates at various terms. If the contract gives the Company’s customer the right to control the use of the identified asset, revenue is recognized on a straight-line basis over the lease term. Initial direct costs incurred by the Company are deferred and amortized on a straight-line basis over the lease term. The Company also records an unbilled receivable, which is the amount by which straight-line revenue exceeds the amount billed in accordance with the lease.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 2 — Recent Accounting Pronouncements

Accounting Standard to be Adopted in Fiscal Year 2020

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326), effective January 1, 2020. This update amends guidance on the recognition and measurement of credit losses for assets held at amortized cost and available-for-sale debt securities. For assets held at amortized cost, ASU 2016-13 eliminates the probable initial recognition threshold and, instead, requires credit losses to be measured using the Current Expected Credit Loss (“CECL”) model. The CECL model requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. For available-for-sale debt securities, credit losses will continue to be measured in a manner similar to the current standard. ASU 2016-13 requires a valuation allowance, rather than a write-down, to be recognized for the Company’s expected credit losses. The valuation allowance account is a deduction from the amortized cost basis of the financial assets to reflect the net amount expected to be collected. Any subsequent changes to the expected credit losses of the financial assets will be recorded in earnings. The Company is required to use the modified-retrospective method by recognizing a cumulative-effect adjustment to the beginning retained income of fiscal year 2020. As for debt securities in which an other-than-temporary impairment had been recognized before the effective date, the prospective transition method will be used. The Company does not anticipate a material impact on its financial position.

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

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$177,965	$239,458
Restricted cash	700	700

Total	$178,665	$240,158

Restricted cash primarily represents funds held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements.

Note 4 — Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At March 31, 2019 and December 31, 2018, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of March 31, 2019
U.S. Treasury and U.S. government agencies	$28,569	$24	$(79)	$28,514
Corporate bonds	162,836	1,129	(750)	163,215
State, municipalities, and political subdivisions	10,544	155	(1)	10,698
Exchange-traded debt	7,937	255	(11)	8,181
Redeemable preferred stock	118	2	—	120

Total	$210,004	$1,565	$(841)	$210,728

As of December 31, 2018
U.S. Treasury and U.S. government agencies	$61,979	$24	$(206)	$61,797
Corporate bonds	103,580	134	(1,809)	101,905
State, municipalities, and political subdivisions	10,567	98	(3)	10,662
Exchange-traded debt	8,426	82	(261)	8,247
Redeemable preferred stock	118	—	(6)	112

Total	$184,670	$338	$(2,285)	$182,723

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2019 and December 31, 2018 are as follows:

	Amortized Cost	Estimated Fair Value
As of March 31, 2019
Due in one year or less	$34,499	$34,500
Due after one year through five years	162,684	163,160
Due after five years through ten years	8,265	8,328
Due after ten years	4,556	4,740

	$210,004	$210,728

	Amortized Cost	Estimated Fair Value
As of December 31, 2018
Due in one year or less	$50,659	$50,574
Due after one year through five years	117,826	116,498
Due after five years through ten years	11,602	11,253
Due after ten years	4,583	4,398

	$184,670	$182,723

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three months ended March 31, 2019 and 2018 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended March 31, 2019	$2,911	$34	$(1)

Three months ended March 31, 2018	$77,210	$1,161	$(465)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

There was no impairment loss recognized for the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company recognized $40 of impairment loss on one fixed-maturity security.

Securities with gross unrealized loss positions at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of March 31, 2019	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(2)	$1,691	$(77)	$14,197	$(79)	$15,888
Corporate bonds	(1)	297	(749)	38,581	(750)	38,878
State, municipalities, and political subdivisions	(1)	511	—	—	(1)	511
Exchange-traded debt	(11)	1,208	—	—	(11)	1,208

Total available-for-sale securities	$(15)	$3,707	$(826)	$52,778	$(841)	$56,485

At March 31, 2019, there were 44 securities in an unrealized loss position. Of these securities, 35 securities had been in an unrealized loss position for 12 months or longer.

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2018	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(59)	$21,031	$(147)	$35,393	$(206)	$56,424
Corporate bonds	(542)	19,932	(1,267)	36,682	(1,809)	56,614
State, municipalities, and political subdivisions	(3)	715	—	—	(3)	715
Exchange-traded debt	(261)	5,275	—	—	(261)	5,275
Redeemable preferred stock	(6)	112	—	—	(6)	112

Total available-for-sale securities	$(871)	$47,065	$(1,414)	$72,075	$(2,285)	$119,140

At December 31, 2018, there were 82 securities in an unrealized loss position. Of these securities, 35 securities had been in an unrealized loss position for 12 months or longer.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At March 31, 2019 and December 31, 2018, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2019	$29,463	$1,527	$(762)	$30,228
December 31, 2018	$45,671	$1,059	$(5,587)	$41,143

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the period related to equity securities still held.

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized	$4,837	$(1,064)
Exclude: Net realized (losses) gains recognized for securities sold	(456)	1,536

Net unrealized gains (losses) recognized	$5,293	$(2,600)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three months ended March 31, 2019 and 2018 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended March 31, 2019	$27,874	$2,074	$(2,530)

Three months ended March 31, 2018	$24,433	$2,177	$(641)

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

	March 31, 2019			December 31, 2018
Investment Strategy	Carrying Value	Unfunded Balance	(%)(a)	Carrying Value	Unfunded Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$10,229	$2,577	15.37	$10,169	$2,577	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	8,062	—	1.76	9,219	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	9,609	1,568	0.18	9,023	2,329	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,095	3,706	0.47	1,156	3,706	0.47
Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	2,835	7,692	3.28	2,726	7,692	3.28

Total	$31,830	$15,543		$32,293	$16,304

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following is the summary of aggregated unaudited financial information of limited partnerships included in the investment strategy table above, which is presented on a three-month lag due to the unavailability of information at the Company’s respective balance sheet dates. In applying the equity method of accounting, the Company uses the most recently available financial information provided by the general partner of each of these partnerships. The financial statements of these limited partnerships are audited annually.

	Three Months Ended March 31,
	2019	2018
Operating results:
Total income	$(90,513)	$157,956
Total expenses	(49,033)	(57,744)

Net (loss) income	$(139,546)	$100,212

	March 31, 2019	December 31, 2018
Balance Sheet:
Total assets	$6,626,806	$6,689,792
Total liabilities	$547,975	$394,029

For the three months ended March 31, 2019, the Company recognized net investment loss of $211 for these investments as opposed to net investment income of $605 for the three months ended March 31, 2018. During the first quarter of 2019, the Company received total cash distributions of $1,013, representing a return on investment. During the first quarter of 2018, the Company received total cash distributions of $128, representing a return on investment. At March 31, 2019 and December 31, 2018, the Company’s cumulative contributed capital to the partnerships at each respective balance sheet date totaled $29,115 and $28,354, respectively, and the Company’s maximum exposure to loss aggregated $31,830 and $32,293, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At March 31, 2019 and December 31, 2018, the Company’s maximum exposure to loss relating to the variable interest entity was $812 and $845, respectively, representing the carrying value of the investment. There was no cash distribution during the first quarter of 2019 nor 2018. At March 31, 2019 and December 31, 2018, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended March 31,
	2019	2018
Operating results:
Total revenues	$2	$—
Total expenses	(38)	(57)

Net loss	$(36)	$(57)

The Company’s share of net loss*	$(33)	$(51)

*	Included in net investment income in the Company’s consolidated statements of income.

	March 31, 2019	December 31, 2018
Balance Sheet:
Property and equipment, net	$779	$787
Cash	142	149
Other	—	5

Total assets	$921	$941

Accounts payable	$14	$—
Other liabilities	5	3
Members’ capital	902	938

Total liabilities and members’ capital	$921	$941

Investment in unconsolidated joint venture, at equity*	$812	$845

*	Includes the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

e) Real Estate Investments

Real estate investments consist of the following as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Land	$32,384	$23,884
Land improvements	8,818	8,717
Buildings	19,207	19,201
Tenant and leasehold improvements	1,323	1,261
Other	5,748	5,266

Total, at cost	67,480	58,329
Less: accumulated depreciation and amortization	(4,171)	(3,839)

Real estate investments	$63,309	$54,490

On February 27, 2019, the Company acquired approximately nine acres of undeveloped land located near its current headquarters in Tampa, Florida for a purchase price of $8,500, which was primarily financed by the Company’s revolving credit facility. The transaction was accounted for as an asset acquisition. As such, all acquisition-related costs were capitalized.

Depreciation and amortization expense related to real estate investments was $332 and $394 for the three months ended March 31, 2019 and 2018, respectively.

f) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Available-for-sale fixed-maturity securities	$1,535	$1,139
Equity securities	381	621
Investment expense	(129)	(170)
Limited partnership investments	(211)	605
Real estate investments	306	203
Loss from unconsolidated joint venture	(33)	(51)
Cash and cash equivalents	1,076	824
Short-term investments	353	47

Net investment income	$3,278	$3,218

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

	Three Months Ended March 31, 2019
	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$2,704	$685	$2,019
Reclassification adjustment for realized gains	(33)	(8)	(25)

Total other comprehensive income	$2,671	$677	$1,994

	Three Months Ended March 31, 2018
	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized loss arising during the period	$(2,628)	$(666)	$(1,962)
Other-than-temporary impairment loss	40	10	30
Call and repayment losses charged to investment income	1	—	1
Reclassification adjustment for realized gains	(696)	(176)	(520)

Total other comprehensive loss	$(3,283)	$(832)	$(2,451)

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

Revolving Credit Facility

The Company’s revolving credit facility is a variable-rate loan. The interest rate is periodically adjusted based on the London Interbank Offered Rate plus a spread. As a result, its carrying value approximates fair value.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2019
Financial Assets:
Cash and cash equivalents	$177,965	$—	$—	$177,965
Restricted cash	$700	$—	$—	$700
Short-term investments	$31,075	$—	$—	$31,075
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$27,014	$1,500	$—	$28,514
Corporate bonds	163,215	—	—	163,215
State, municipalities, and political subdivisions	—	10,698	—	10,698
Exchange-traded debt	8,181	—	—	8,181
Redeemable preferred stock	120	—	—	120

Total available-for-sale securities	$198,530	$12,198	$—	$210,728

Equity securities	$30,228	$—	$—	$30,228

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018
Financial Assets:
Cash and cash equivalents	$239,458	$—	$—	$239,458
Restricted cash	$700	$—	$—	$700
Short-term investments	$66,479	$—	$—	$66,479
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$60,297	$1,500	$—	$61,797
Corporate bonds	101,905	—	—	101,905
State, municipalities, and political subdivisions	—	10,662	—	10,662
Exchange-traded debt	8,247	—	—	8,247
Redeemable preferred stock	112	—	—	112

Total available-for-sale securities	$170,561	$12,162	$—	$182,723

Equity securities	$41,143	$—	$—	$41,143

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of March 31, 2019 and December 31, 2018:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of March 31, 2019
Financial Assets:
Limited partnership investments	$31,830	$—	$—	$31,830	$31,830
Financial Liabilities:
Revolving credit facility	$8,000	$8,000	$—	$—	$8,000
Long-term debt:
4.25% Convertible senior notes	$131,081	$—	$142,313	$—	$142,313
3.95% Promissory note	9,026	—	—	9,073	9,073
4% Promissory note	7,610	—	—	7,515	7,515
3.75% Callable promissory note	8,080	—	—	7,588	7,588
4.55% Promissory note	5,773	—	—	5,679	5,679

Total long-term debt	$161,570	$—	$142,313	$29,855	$172,168

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2018
Financial Assets:
Limited partnership investments	$32,293	$—	$—	$32,293	$32,293
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$89,181	$—	$89,824	$—	$89,824
4.25% Convertible senior notes	130,120	—	145,617	—	145,617
3.95% Promissory note	9,077	—	—	9,128	9,128
4% Promissory note	7,732	—	—	7,788	7,788
3.75% Callable promissory note	8,159	—	—	8,001	8,001
4.55% Promissory note	5,826	—	—	6,025	6,025

Total long-term debt	$250,095	$—	$235,441	$30,942	$266,383

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 — Other Assets

The following table summarizes the Company’s other assets.

	March 31, 2019	December 31, 2018
Benefits receivable related to retrospective reinsurance contracts	$3,414	$3,136
Prepaid expenses	1,958	2,069
Deposits	2,558	1,413
Lease acquisition costs, net	595	620
Right-of-use assets – operating leases	700	—
Other	1,973	1,766

Total other assets	$11,198	$9,004

Note 8 — Revolving Credit Facility

In February 2019, the Company borrowed $8,000 to fund the purchase of the undeveloped land as described in Note 4 — “Investments” under Real Estate Investments. The Company incurred and capitalized $459 of issuance costs in other assets. For the three months ended March 31, 2019, interest expense, including amortization of issuance costs of $39, was $69. At March 31, 2019, the Company was in compliance with all required covenants, and there were $8,000 of borrowings outstanding.

Note 9 — Long-Term Debt

The following table summarizes the Company’s long-term debt.

	March 31, 2019	December 31, 2018
3.875% Convertible Senior Notes, due March 15, 2019	$—	$89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	143,750
3.95% Promissory note, due through February 17, 2020	9,064	9,125
4% Promissory note, due through February 1, 2031	7,730	7,857
3.75% Promissory note, due through September 1, 2036	8,207	8,290
4.55% Promissory note, due through August 1, 2036	5,873	5,928
Finance lease liability, due through August 15, 2023	53	55

Total principal amount	174,677	264,995
Less: unamortized discount and issuance costs	(13,054)	(14,845)

Total long-term debt	$161,623	$250,150

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of March 31, 2019, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following March 31,
2019	$10,156
2020	1,137
2021	144,934
2022	1,233
2023	1,277
Thereafter	15,940

Total	$174,677

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended March 31,
	2019	2018
Interest Expense:
Contractual interest	$2,557	$2,654
Non-cash expense (a)	1,790	1,816
Capitalized interest (b)	(79)	—

	$4,268	$4,470

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project.

Convertible Senior Notes

On March 15, 2019, the Company repaid the remaining principal balance of its 3.875% Convertible Notes totaling $89,990 plus accrued interest of $1,744. Prior to the repayment, the conversion rate of the 3.875% Convertible Notes was 16.4074 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.95 per share.

4.25% Convertible Notes. Since May 2018, the Company’s cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of March 31, 2019, the conversion rate of the Company’s 4.25% Convertible Notes was 16.3086 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.32 per share.

As of March 31, 2019, the remaining amortization period of the debt discount for 4.25% Convertible Notes was expected to be 2.9 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 10 — Reinsurance

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended March 31,
	2019	2018
Premiums Written:
Direct	$67,612	$70,225
Assumed	(2)	(78)

Gross written	67,610	70,147
Ceded	(31,413)	(32,250)

Net premiums written	$36,197	$37,897

Premiums Earned:
Direct	$82,599	$84,829
Assumed	(2)	943

Gross earned	82,597	85,772
Ceded	(31,413)	(32,250)

Net premiums earned	$51,184	$53,522

During the three months ended March 31, 2019 and 2018, ceded losses of $0 and $205, respectively, were recognized as a reduction in losses and loss adjustment expenses. At March 31, 2019 and December 31, 2018, there were 38 reinsurers participating in the Company’s reinsurance program. Amounts receivable with respect to reinsurers at March 31, 2019 and December 31, 2018 were $105,640 and $123,911, respectively. Approximately 33.8% of the reinsurance recoverable balance at March 31, 2019 was concentrated in three reinsurers. Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of March 31, 2019.

Certain of the reinsurance contracts include retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three months ended March 31, 2019, the Company recognized a reduction in premiums ceded of $512 related to these adjustments. In contrast, these adjustments were reflected in the consolidated statement of income as a net increase in premiums ceded of $337 for the three months ended March 31, 2018, of which $48 was attributable to the Company’s contract with Oxbridge Reinsurance Limited, a related party.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In addition, adjustments related to retrospective provisions are reflected in other assets. At March 31, 2019 and December 31, 2018, other assets included $3,414 and $3,136, respectively. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Net balance, beginning of period*	$94,826	$97,818
Incurred, net of reinsurance, related to:
Current period	24,321	19,490
Prior period	2,675	165

Total incurred, net of reinsurance	26,996	19,655

Paid, net of reinsurance, related to:
Current period	(19,439)	(4,447)
Prior period	(3,930)	(21,623)

Total paid, net of reinsurance	(23,369)	(26,070)

Net balance, end of period	98,453	91,403
Add: reinsurance recoverable	86,208	57,183

Gross balance, end of period	$184,661	$148,586

*	Net balance represents beginning-of-period liability for unpaid losses and loss adjustment expenses less beginning-of-period reinsurance recoverable for unpaid losses and loss adjustment expenses.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended March 31, 2019, the Company recognized losses related to prior periods of $2,675 which primarily pertains to $1,657 of unfavorable development in the 2018 loss year resulting from litigation and adverse development of approximately $810 related to Hurricane Matthew. Losses for the 2019 loss year included estimated losses of $5,000 related to one severe storm event during the quarter.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 12 — Segment Information

The Company identifies its operating divisions based on organizational structure and revenue source. Currently, the Company has three reportable segments: insurance operations, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance division are grouped together into one reportable segment under insurance operations. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies, the information technology division, and other companies that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the three months ended March 31, 2019 and 2018, revenues from the Company’s insurance operations before intracompany elimination represented 94.5% and 94.8%, respectively, of total revenues of all operating segments. At March 31, 2019 and December 31, 2018, insurance operations’ total assets represented 84.2% and 85.9%, respectively, of the combined assets of all operating segments. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended March 31, 2019	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$51,184	$—	$—	$—	$51,184
Net investment income	2,628	—	507	143	3,278
Net realized investment gains (losses)	198	—	(570)	—	(372)
Net unrealized investment gains	4,310	—	983	—	5,293
Policy fee income	795	—	—	—	795
Other	176	2,312	1,551	(3,583)	456

Total revenue	59,291	2,312	2,471	(3,440)	60,634

Expenses:
Losses and loss adjustment expenses	26,996	—	—	—	26,996
Amortization of deferred policy acquisition costs	8,656	—	—	—	8,656
Interest expense	1	383	4,083	(130)	4,337
Depreciation and amortization	27	583	268	(484)	394
Other	7,090	1,108	5,596	(2,826)	10,968

Total expenses	42,770	2,074	9,947	(3,440)	51,351

Income (loss) before income taxes	$16,521	$238	$(7,476)	$—	$9,283

Total revenue from non-affiliates(c)	$59,291	$1,903	$2,060

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended March 31, 2018	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$53,522	$—	$—	$—	$53,522
Net investment income	2,357	1	827	33	3,218
Net realized investment gains	2,205	—	27	—	2,232
Net unrealized investment losses	(2,411)	—	(189)	—	(2,600)
Net other-than-temporary impairment losses	—	—	(40)	—	(40)
Policy fee income	865	—	—	—	865
Other	199	2,302	1,278	(3,237)	542

Total revenue	56,737	2,303	1,903	(3,204)	57,739

Expenses:
Losses and loss adjustment expenses	19,655	—	—	—	19,655
Amortization of deferred policy acquisition costs	8,814	—	—	—	8,814
Interest expense	—	392	4,197	(119)	4,470
Depreciation and amortization	34	590	259	(545)	338
Other	6,305	1,121	4,772	(2,540)	9,658

Total expenses	34,808	2,103	9,228	(3,204)	42,935

Income (loss) before income taxes	$21,929	$200	$(7,325)	$—	$14,804

Total revenue from non-affiliates(c)	$56,737	$1,920	$1,620

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	March 31, 2019	December 31, 2018
Segment:
Insurance Operations	$586,887	$615,983
Real Estate Operations	92,597	83,828
Corporate and Other	71,102	146,651
Consolidation and Elimination	(17,179)	(13,599)

Total assets	$733,407	$832,863

Note 13 — Leases

At March 31, 2019, the Company had operating leases’ ROU assets and corresponding liabilities of $700 and $742, respectively. In addition, the Company has one finance lease with a ROU asset of $61 and a corresponding lease liability of $53 at March 31, 2019. The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

Class of Assets	Initial Term	Renewal Option	Other Terms and Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Storage units	2 years	Yes	(b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	5 years	Not applicable	(d)

(a)	At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)	There are no variable lease payments.
(c)	Rent escalation provisions exist.
(d)	There is a bargain purchase option.

As of March 31, 2019, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following March 31,
2019	$334	$13
2020	329	13
2021	135	13
2022	12	13
2023	—	6

Total lease payments	810	58
Less: interest and foreign taxes	68	5

Total lease obligations	$742	$53

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regard to the Company’s operating and finance leases for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$3
Interest expense	1
Operating lease costs*	81
Short-term lease costs*	45

Total lease costs	$130

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$1
Operating cash flows – operating leases	$78
Financing cash flows – finance leases	$2

Weighted-average remaining lease term:
Finance leases (in years)	3.3
Operating leases (in years)	2.4

Weighted-average discount rate:
Finance leases	3.8%
Operating leases	4.0%

*	Included in other operating expenses of the consolidated statement of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

Class of Assets	Initial Term	Renewal Option	Other Terms and Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)	There are no purchase options.

Note 14 — Income Taxes

During the three months ended March 31, 2019 and 2018, the Company recorded approximately $2,545 and $4,013, respectively, of income taxes, which resulted in effective tax rates of 27.4% and 27.1%, respectively. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$6,738			$10,791
Less: Income attributable to participating securities	(408)			(701)

Basic Earnings Per Share:
Income allocated to common stockholders	6,330	7,736	$0.82	10,090	8,082	$1.25

Effect of Dilutive Securities:
Stock options	—	19		—	17
Convertible senior notes*	—	—		3,133	3,799

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$6,330	7,755	$0.82	$13,223	11,898	$1.11

*	For the three months ended March 31, 2019, convertible senior notes were excluded due to anti-dilutive effect.

Note 16 — Stockholders’ Equity

Common Stock

In December 2018, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended March 31, 2019, the Company repurchased and retired a total of 31,789 shares at a weighted average price per share of $42.06 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2019 was $1,338, or $42.09 per share.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On January 14, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on March 15, 2019 to stockholders of record on February 15, 2019.

Note 17 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At March 31, 2019, there were 1,607,113 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three months ended March 31, 2019 and 2018 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	240,000	$37.19	8.8 years	$3,278
Granted	110,000	$53.00

Outstanding at March 31, 2019	350,000	$42.16	8.5 years	$1,329

Exercisable at March 31, 2019	102,500	$33.42	7.0 years	$954

Outstanding at January 1, 2018	130,000	$34.82	8.2 years	$472
Granted	110,000	$40.00

Outstanding at March 31, 2018	240,000	$37.19	8.8 years	$637

Exercisable at March 31, 2018	47,500	$25.81	6.5 years	$637

There were no options exercised during the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018, the Company recognized $205 and $110, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options for each of the three months ended March 31, 2019 and 2018 were $19. At March 31, 2019 and December 31, 2018, there was $2,500 and $1,359, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.1 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted:

	Three Months Ended March 31,
	2019	2018
Expected dividend yield	3.34%	4.00%
Expected volatility	40.17%	42.22%
Risk-free interest rate	2.53%	2.57%
Expected life (in years)	5	5

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

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2019 and 2018 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	632,296	$33.33
Granted	40,000	$47.94
Vested	(21,250)	$37.69
Forfeited	(4,681)	$42.79

Nonvested at March 31, 2019	646,365	$34.03

Nonvested at January 1, 2018	597,690	$32.82
Granted	40,000	$34.92
Vested	(28,643)	$45.17
Forfeited	(17,905)	$38.55

Nonvested at March 31, 2018	591,142	$31.53

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,254 and $762 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, there was approximately $11,662 and $11,199, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.6 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2019 and 2018.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended March 31,
	2019	2018
Deferred tax benefits recognized	$246	$156
Tax benefits realized for restricted stock and paid dividends	$61	$196
Fair value of vested restricted stock	$801	$1,294

Certain of the Company’s restricted stock awards granted to employee and nonemployee directors have market based vesting conditions that will not be met prior to their expiry dates in May and November 2019. Any dividend payment associated with these awards was expensed when declared. As a result, for the three months ended March 31, 2019, the Company recognized dividends of $114 related to these awards in general and administrative personnel expenses for $85 and in other operating expenses for $29. There was no such recognition during the three months ended March 31, 2018.

Note 18 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contract

As of March 31, 2019, the Company has a contractual obligation related to one multi-year reinsurance contract. This contract may be cancelled only with the other party’s consent. The table below presents the future minimum aggregate premium amounts payable to the reinsurer.

Due in 12 months following March 31,
2019*	$3,668
2020*	917

Total	$4,585

*	Premiums payable after June 30, 2019 under one contract are estimated.

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for four limited partnership interests. At March 31, 2019, there was an aggregate unfunded balance of $15,543.

Note 19 — Subsequent Events

On April 8, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 21, 2019 to stockholders of record on May 17, 2019.

ITEM 2	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based company that, through its subsidiaries, is engaged in property and casualty insurance, reinsurance, real estate and information technology. Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage the following operations:

a)	Insurance Operations

•	Property and casualty insurance

•	Reinsurance

b)	Real Estate Operations

c)	Other Operations

•	Information technology

•	Other auxiliary operations

For the three months ended March 31, 2019 and 2018, revenues from insurance operations before intracompany elimination represented 94.5% and 94.8%, respectively, of total revenues of all operating segments. At March 31, 2019 and December 31, 2018, insurance operations’ total assets represented 84.2% and 85.9%, respectively, of the combined assets of all operating segments. See Note 11 — “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Insurance Operations

Property and Casualty Insurance

Our insurance business is operated through two insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”), our principal operating subsidiary, and TypTap Insurance Company (“TypTap”). We provide various forms of residential insurance products such as homeowners insurance, fire insurance, flood insurance and wind-only insurance. We are authorized to write residential property and casualty insurance in the states of Arkansas, California, Florida, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. Currently, Florida is our primary market.

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

Real Estate Operations

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes. Properties used in operations consist of our Tampa headquarters building and a secondary insurance operations site in Ocala, Florida. Our investment properties include one full-service restaurant, retail shopping centers, one office building, two marinas, and undeveloped land near our headquarters in Tampa, Florida which we recently acquired. See Note 4 — “Investments” under Real Estate Investments to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Operations

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products or services that support in-house operations as well as our third party relationships with our agency partners and claim vendors. These products include TypTapTM, SAMSTM, Harmony, CasaClueTM, Exzeo®, and Atlas ViewerTM.

Recent Events

On April 8, 2019, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 21, 2019 to stockholders of record on May 17, 2019.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Operating Revenue
Gross premiums earned	$82,597	$85,772
Premiums ceded	(31,413)	(32,250)

Net premiums earned	51,184	53,522
Net investment income	3,278	3,218
Net realized investment (losses) gains	(372)	2,232
Net unrealized investment gains (losses)	5,293	(2,600)
Net other-than-temporary impairment losses	—	(40)
Policy fee income	795	865
Other income	456	542

Total revenue	60,634	57,739

Operating Expenses
Losses and loss adjustment expenses	26,996	19,655
Policy acquisition and other underwriting expenses	9,673	9,360
General and administrative personnel expenses	7,364	6,283
Interest expense	4,337	4,470
Other operating expenses	2,981	3,167

Total operating expenses	51,351	42,935

Income before income taxes	9,283	14,804
Income tax expense	2,545	4,013

Net income	$6,738	$10,791

Ratios to Net Premiums Earned:
Loss Ratio	52.74%	36.72%
Expense Ratio	47.58%	43.50%

Combined Ratio	100.32%	80.22%

Ratios to Gross Premiums Earned:
Loss Ratio	32.68%	22.92%
Expense Ratio	29.49%	27.14%

Combined Ratio	62.17%	50.06%

Earnings Per Share Data:
Basic	$0.82	$1.25

Diluted	$0.82	$1.11

Comparison of the Three Months ended March 31, 2019 to the Three Months ended March 31, 2018

Our results of operations for the three months ended March 31, 2019 reflect income available to common stockholders of approximately $6,738,000, or $0.82 earnings per diluted common share, compared with approximately $10,791,000, or $1.11 earnings per diluted common share, for the three months ended March 31, 2018. The quarter-over-quarter decrease was primarily due to a $7,341,000 increase in losses and loss adjustment expenses and a $2,338,000 decrease in net premiums earned, offset by a net $5,349,000 increase in income from investment activities.

Revenue

Gross Premiums Earned for the three months ended March 31, 2019 and 2018 were approximately $82,597,000 and $85,772,000, respectively. The decrease in 2019 compared with the first quarter of the prior year was primarily attributable to a net decrease in policies in force.

Premiums Ceded for the three months ended March 31, 2019 and 2018 were approximately $31,413,000 and $32,250,000, respectively, representing 38.0% and 37.6%, respectively, of gross premiums earned. The $837,000 decrease in 2019 was primarily attributable to an adjustment related to retrospective provisions.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended March 31, 2019, premiums ceded reflected a reduction of approximately $512,000 related to retrospective provisions. For the three months ended March 31, 2018, premiums ceded included a net increase of approximately $337,000. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended March 31, 2019 and 2018 totaled approximately $36,197,000 and $37,897,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $1,700,000 decrease in 2019 resulted from a decrease in gross premiums written during the period due to a net decrease in policies in force, offset by the decrease in premiums ceded as described above. We had approximately 125,000 policies in force at March 31, 2019 as compared with approximately 136,000 policies in force at March 31, 2018.

Net Premiums Earned for the three months ended March 31, 2019 and 2018 were approximately $51,184,000 and $53,522,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net Premiums Written	$36,197	$37,897
Decrease in Unearned Premiums	14,987	15,625

Net Premiums Earned	$51,184	$53,522

Net Realized Investment Losses for the three months ended March 31, 2019 were approximately $372,000 versus net realized investment gains of approximately $2,232,000 for the three months ended March 31, 2018. During the first quarter of 2019, we decreased our holdings in equity securities to minimize the impact from equity market volatility. The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio to mitigate the impact from the rising interest rate trend and to decrease our holdings in municipal bonds as they became less attractive in a low tax rate environment.

Net Unrealized Investment Gains for the three months ended March 31, 2019 were approximately $5,293,000 versus approximately $2,600,000 of net unrealized investment losses for the three months ended March 31, 2018, reflecting a net favorable change in the fair value of equity securities.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $26,996,000 and $19,655,000 for the three months ended March 31, 2019 and 2018, respectively. During the first quarter of 2019, our losses and loss adjustment expenses included losses of approximately $1,717,000 resulting from litigation arising from non-catastrophic claims in 2018, approximately $810,000 attributable to Hurricane Matthew, and approximately $5,000,000 related to a severe storm event in March 2019. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

General and Administrative Personnel Expenses for the three months ended March 31, 2019 and 2018 were approximately $7,364,000 and $6,283,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter increase of $1,081,000 was primarily attributable to merit increases for non-executive employees effective in late March 2018, an increase in headcount, and higher share-based compensation expense.

Income Tax Expense for the three months ended March 31, 2019 and 2018 was approximately $2,545,000 and $4,013,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 27.4% for 2019 and 27.1% for 2018.

Ratios:

The loss ratio applicable to the three months ended March 31, 2019 (losses and loss adjustment expenses incurred related to net premiums earned) was 52.7% compared with 36.7% for the three months ended March 31, 2018. The increase was primarily due to the increase in losses and loss adjustment expenses as described previously combined with a decrease in net premiums earned.

The expense ratio applicable to the three months ended March 31, 2019 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 47.6% compared with 43.5% for the three months ended March 31, 2018. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2019 was 100.3% compared with 80.2% for the three months ended March 31, 2018. The increase was primarily attributable to the increase in losses and loss adjustment expenses and the decrease in net premiums earned.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended March 31, 2019 was 62.2% compared with 50.1% for the three months ended March 31, 2018. The increase in 2019 was attributable to the factors described above.

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

We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Recently, we entered into a credit agreement with one financial institution for borrowing capacity of up to $65,000,000 to fund future operations and acquisitions. The credit facility had an unused balance of $57,000,000 at March 31, 2019.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and to fund operating expenses and real estate acquisitions and developments.

Revolving Credit Facility, Senior Notes, and Promissory Notes

The following table summarizes the principal and interest payment obligations of our indebtedness at March 31, 2019:

	Maturity Date	Interest Payment Due Date
4.25% Convertible Senior Notes	March 2037	March 1 and September 1
4% Promissory Note	Through February 2031	1st day of each month
3.75% Callable Promissory Note	Through September 2036	1st day of each month
3.95% Promissory Note	Through February 2020	17th of each month
4.55% Promissory Note	Through August 2036	1st day of each month
Finance Lease	Through August 2023	February 15, May 15, August 15, November 15
Revolving Credit Facility	Through December 2021	January 1, April 1, July 1, October 1

See Note 9 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. These funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At March 31, 2019, there was an aggregate unfunded capital balance of $15,543,000. See Limited Partnership Investments under Note 4 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

In December 2018, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At March 31, 2019, there was approximately $18,663,000 available under the plan. See Note 16 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Cash Flows for the Three months ended March 31, 2019

Net cash provided by operating activities for the three months ended March 31, 2019 was approximately $10,595,000, which consisted primarily of cash received from net premiums written as well as reinsurance recoveries (of approximately $18,270,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $15,289,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $30,785,000, the proceeds from redemptions and maturities of fixed-maturity securities of $41,403,000, and the proceeds from sales and maturities of short-term and other investments of $35,854,000, offset by the purchases of fixed-maturity and equity securities of $82,043,000, the purchase of real estate investments of $9,133,000, and limited partnership investments of $761,000. Net cash used in financing activities totaled $87,369,000, which was primarily due to the repayments of long-term debt of $90,318,000, $3,236,000 of net cash dividend payments, and $1,356,000 used in our share repurchases, offset by $8,000,000 of borrowings from revolving credit facility.

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

At March 31, 2019, we had $240,956,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we had unexpired capital commitments for four limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 18 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of March 31, 2019 (amounts in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$810	334	465	11	—
Service agreement (1)	71	25	46	—	—
Reinsurance contracts (2)	4,585	3,668	917	—	—
Unfunded capital commitments (3)	15,543	15,543	—	—	—
Revolving credit facility	8,000	8,000	—	—	—
Long-term debt obligations (4)	200,982	17,463	159,886	3,911	19,722

Total	$229,991	45,033	161,314	3,922	19,722

(1)

Represents a lease for office space in Miami Lakes, Florida, a lease and maintenance service agreement for office space in Noida, India, and leases for office equipment and storage space. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the March 31, 2019 exchange rate.

(2)

Represents the minimum payment of reinsurance premiums under one multi-year reinsurance contract. Reinsurance premiums payable after June 30, 2019 are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2019, $140,544,000 of the total $184,661,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $44,117,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2019, $40,700,000 of the $44,117,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $207,586,000 at December 31, 2018 to $184,661,000 at March 31, 2019. The $22,925,000 decrease is comprised of reductions in our Reserves of $10,861,000 for 2018 and $32,454,000 for 2017 and prior loss years offset by $20,390,000 in reserves established for claims occurring in the 2019 loss year. The $20,390,000 in Reserves established for 2019 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of March 31, 2019. The decrease of $43,315,000 specific to our 2018 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2019 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

One of our reinsurance contracts includes retrospective provisions that adjust premiums or increase the amount of future coverage in the event losses are minimal or zero. In accordance with accounting principles generally accepted in the United States of America, we will recognize an asset in the period in which the absence of loss experience gives rise to an increase in future coverage or obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term.

For the three months ended March 31, 2019 and 2018, we accrued benefits of $278,000 and $429,000, respectively. For the three months ended March 31, 2019, we recognized a decrease in ceded premiums of $234,000 in contrast to an increase in ceded premiums of $766,000 for the three months ended March 31, 2018. In combination, for the three months ended March 31, 2019, we recognized a reduction in ceded premiums of $512,000 as opposed to a net increase in ceded premiums of $337,000 for the three months ended March 31, 2018. As of March 31, 2019, we had $3,414,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits provided under such agreements and in the period that the increased coverage is applicable, respectively. At December 31, 2018, we had $3,136,000 of accrued benefits related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 8, 2019. For the three months ended March 31, 2019, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at March 31, 2019 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2019 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$197,556	$(13,172)	(6.25)%
200 basis point increase	201,945	(8,783)	(4.17)%
100 basis point increase	206,336	(4,392)	(2.08)%
100 basis point decrease	215,123	4,395	2.09%
200 basis point decrease	219,508	8,780	4.17%
300 basis point decrease	222,726	11,998	5.69%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2019 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AA+, AA, AA-	$48,432	23.1	$48,403	23.0
A+, A, A-	120,212	57.2	120,466	57.2
BBB+, BBB, BBB-	30,447	14.5	30,843	14.6
BB+, BB, BB-	4,927	2.3	5,055	2.4
CCC+, CC and Not rated	5,986	2.9	5,961	2.8

Total	$210,004	100.0	$210,728	100.0

Equity Price Risk

Our equity investment portfolio at March 31, 2019 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2019 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$13,465	45
Consumer	3,207	11
Energy	2,471	8
Industrial	2,164	7
Technology	1,442	5
Other (1)	1,201	3

	23,950	79

Mutual funds and exchange traded funds by type:
Debt	4,310	14
Equity	1,968	7

Total	$30,228	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2019, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

With the exception of the items described below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 8, 2019.

Our credit agreement contains restrictions that can limit our flexibility in operating our business.

The agreement governing our revolving credit facility contains various covenants that limit our ability to engage in certain transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	declare or make any restricted payments;

•	create liens on any of our assets now owned or hereafter acquired;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets now owned or hereafter acquired; and

•	enter into certain transactions with our affiliates.

An increase in interest rates may negatively impact our operating results and financial condition.

Borrowings under our revolving credit facility have a variable rate of interest. An increase in interest rate would have a negative impact on our results of operations attributable to increased interest expense.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities and Use of Proceeds

None

(b)	Repurchases of Securities

The table below summarizes the number of common shares repurchased during the three months ended March 31, 2019 under the repurchase plan approved by our Board of Directors in December 2018 and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares in February 2019 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (a)
January 31, 2019	—	$—	—	$20,000
February 28, 2019	371	$47.95	—	$20,000
March 31, 2019	31,789	$42.06	31,789	$18,663

	32,160	$42.13	31,789

(a)	Represents the balances before commissions and fees at the end of each month.

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

During the quarter ended March 31, 2019, our insurance subsidiaries paid dividends of $20,000,000 to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

4.10	Indenture, dated March 3, 2017, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

4.11	Form of Global 4.25% Convertible Senior Note due 2037 (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

10.5**	Restated HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.1 of our Form 8-K filed March 23, 2017.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Executive Employment Agreement dated November 23, 2016 between Mark Harmsworth and HCI Group, Inc. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.17	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 3, 2017.

10.18	Property Catastrophe Second Event Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.20	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.21	Property Catastrophe Fifth Excess of Loss Reinsurance Contract (Odyssey Re) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.22	Property Catastrophe First Excess of Loss Reinsurance Contract (Endurance) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.24	Assumption Agreement effective November 9, 2017 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.24 of our Form 8-K filed December 21, 2017.

10.25	Property Catastrophe First Excess of Loss Reinsurance Contract (Ren Re) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.26	Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat U8GR0006) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.27	Reinstatement Premium Protection Reinsurance Contract (For Working Layer Cat U8GR0008) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.28	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.29	Working Layer Catastrophe Excess of Loss Reinsurance Contract (Endurance) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.30	Reimbursement Contract effective June 1, 2018 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Purchase Agreement, dated February 28, 2017, by and between HCI Group, Inc. and JMP Securities LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed February 28, 2017.

10.59	Prepaid Forward Contract, dated February 28, 2017 and effective as of March 3, 2017, between HCI Group, Inc. and Societe Generale. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 3, 2017.

10.60	Credit Agreement, Promissory Note, Security and Pledge Agreement, dated December 5, 2018, between HCI Group, Inc. and Fifth Third Bank. Incorporated by reference to Exhibits 99.1, 99.2, and 99.3 of our Form 8-K filed December 6, 2018.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.89**	Employment Agreement between Paresh Patel and HCI Group, Inc. dated December 30, 2016. Incorporated by reference to the exhibit numbered 99.1 to our Form 8-K filed December 30, 2016.

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 11, 2017.

10.100**	Restricted Stock Award Contract between Mark Harmsworth and HCI Group, Inc. dated December 5, 2016. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 22, 2019.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

May 3, 2019	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 3, 2019	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.