Form 10-Q
period 2019-06-30
HCI Group, Inc.
filed 2019-08-07
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on July 31, 2019 was 8,180,174.

HCI GROUP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $207,563 and $184,670, respectively)	$209,914	$182,723
Equity securities, at fair value (cost: $27,770 and $45,671, respectively)	29,861	41,143
Short-term investments, at fair value	508	66,479
Limited partnership investments, at equity	30,790	32,293
Investment in unconsolidated joint venture, at equity	791	845
Assets held for sale	10,025	9,810
Real estate investments	63,228	54,490

Total investments	345,117	387,783
Cash and cash equivalents	217,153	239,458
Restricted cash	700	700
Accrued interest and dividends receivable	1,682	1,792
Income taxes receivable	1,511	971
Premiums receivable	26,398	16,667
Prepaid reinsurance premiums	29,543	17,932
Reinsurance recoverable:
Paid losses and loss adjustment expenses	19,183	11,151
Unpaid losses and loss adjustment expenses	58,897	112,760
Deferred policy acquisition costs	20,851	16,507
Property and equipment, net	13,873	13,338
Intangible assets, net	4,498	4,800
Other assets	12,734	9,004

Total assets	$752,140	$832,863

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets — continued

(Dollar amounts in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$154,242	$207,586
Unearned premiums	193,426	157,729
Advance premiums	13,652	6,192
Assumed reinsurance balances payable	—	14
Accrued expenses	11,099	6,483
Deferred income taxes, net	2,750	1,068
Revolving credit facility	9,500	—
Long-term debt	162,293	250,150
Other liabilities	18,684	22,200

Total liabilities	565,646	651,422

Commitments and contingencies (Note 18)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 8,053,573 and 8,356,730 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	—	—
Additional paid-in capital	—	—
Retained income	184,739	182,894
Accumulated other comprehensive income (loss), net of taxes	1,755	(1,453)

Total stockholders’ equity	186,494	181,441

Total liabilities and stockholders’ equity	$752,140	$832,863

See accompanying Notes to Consolidated Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Gross premiums earned	$83,315	$85,919	$165,912	$171,691
Premiums ceded	(31,317)	(32,954)	(62,730)	(65,204)

Net premiums earned	51,998	52,965	103,182	106,487
Net investment income	4,226	3,399	7,504	6,617
Net realized investment (losses) gains	(133)	2,662	(505)	4,894
Net unrealized investment gains (losses)	1,326	(1,557)	6,619	(4,157)
Net other-than-temporary impairment losses	—	(40)	—	(80)
Policy fee income	800	855	1,595	1,720
Other	413	529	869	1,071

Total revenue	58,630	58,813	119,264	116,552

Expenses
Losses and loss adjustment expenses	24,293	21,803	51,289	41,458
Policy acquisition and other underwriting expenses	10,077	9,959	19,750	19,319
General and administrative personnel expenses	7,998	7,840	15,362	14,123
Interest expense	2,884	4,505	7,221	8,975
Other operating expenses	3,063	3,186	6,044	6,353

Total expenses	48,315	47,293	99,666	90,228

Income before income taxes	10,315	11,520	19,598	26,324
Income tax expense	2,762	5,117	5,307	9,130

Net income	$7,553	$6,403	$14,291	$17,194

Basic earnings per share	$0.93	$0.96	$1.75	$2.21

Diluted earnings per share	$0.90	$0.92	$1.72	$2.03

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$7,553	$6,403	$14,291	$17,194

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) arising during the period	1,626	(65)	4,330	(2,693)
Other-than-temporary impairment loss charged to income	—	40	—	80
Call and repayment losses charged to investment income	1	3	1	4
Reclassification adjustment for net realized loss (gain)	—	35	(33)	(661)

Net change in unrealized gain (loss)	1,627	13	4,298	(3,270)
Deferred income taxes on above change	(413)	(3)	(1,090)	829

Total other comprehensive income (loss), net of income taxes	1,214	10	3,208	(2,441)

Comprehensive income	$8,767	$6,413	$17,499	$14,753

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended June 30, 2019

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive Income Net of Tax	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	8,359,889	$—	$103	$186,396	$541	$187,040
Net income	—	—	—	7,553	—	7,553
Total other comprehensive income, net of income taxes	—	—	—	—	1,214	1,214
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	133,160	—	—	—	—	—
Forfeiture of restricted stock	(264,211)	—	—	—	—	—
Repurchase and retirement of common stock	(24,478)	—	(1,005)	—	—	(1,005)
Repurchase and retirement of common stock under share repurchase plan	(160,787)	—	(6,668)	—	—	(6,668)
Common stock dividends ($0.40 per share)	—	—	—	(3,192)	—	(3,192)
Stock-based compensation	—	—	1,489	—	—	1,489
Additional paid-in capital shortfall allocated to retained income	—	—	6,018	(6,018)	—	—

Balance at June 30, 2019	8,053,573	$—	$—	$184,739	$1,755	$186,494

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended June 30, 2018

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	8,593,850	$—	$—	$193,971	$(1,069)	$192,902
Net income	—	—	—	6,403	—	6,403
Total other comprehensive income, net of income taxes	—	—	—	—	10	10
Issuance of restricted stock	143,360	—	—	—	—	—
Forfeiture of restricted stock	(27,115)	—	—	—	—	—
Repurchase and retirement of common stock	(17,256)	—	(730)	—	—	(730)
Repurchase and retirement of common stock under share repurchase plan	(174,951)	—	(7,174)	—	—	(7,174)
Common stock dividends ($0.375 per share)	—	—	—	(1,423)	—	(1,423)
Stock-based compensation	—	—	1,033	—	—	1,033
Additional paid-in capital shortfall allocated to retained income	—	—	6,871	(6,871)	—	—

Balance at June 30, 2018	8,517,888	$—	$—	$192,080	$(1,059)	$191,021

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2019

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	8,356,730	$—	$—	$182,894	$(1,453)	$181,441
Net income	—	—	—	14,291	—	14,291
Total other comprehensive income, net of income taxes	—	—	—	—	3,208	3,208
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	173,160	—	—	—	—	—
Forfeiture of restricted stock	(268,892)	—	—	—	—	—
Repurchase and retirement of common stock	(24,849)	—	(1,023)	—	—	(1,023)
Repurchase and retirement of common stock under share repurchase plan	(192,576)	—	(8,006)	—	—	(8,006)
Common stock dividends ($0.80 per share)	—	—	—	(6,428)	—	(6,428)
Stock-based compensation	—	—	2,948	—	—	2,948
Additional paid-in capital shortfall allocated to retained income	—	—	6,018	(6,018)	—	—

Balance at June 30, 2019	8,053,573	$—	$—	$184,739	$1,755	$186,494

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	8,762,416	$—	$—	$189,409	$4,566	$193,975
Net income	—	—	—	17,194	—	17,194
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,441)	(2,441)
Cumulative effect adjustments for adoption of new accounting standards:
Reclassification of after-tax net unrealized holding gains related to equity securities	—	—	—	4,168	(4,168)	—
Reclassification of stranded tax effects related to available-for-sale fixed-maturity and equity securities	—	—	—	(984)	984	—
Issuance of restricted stock	183,360	—	—	—	—	—
Forfeiture of restricted stock	(45,020)	—	—	—	—	—
Repurchase and retirement of common stock	(23,346)	—	(941)	—	—	(941)
Repurchase and retirement of common stock under share repurchase plan	(359,522)	—	(13,711)	—	—	(13,711)
Purchase of noncontrolling interest	—	—	(539)	—	—	(539)
Common stock dividends ($0.725 per share)	—	—	—	(4,421)	—	(4,421)
Stock-based compensation	—	—	1,905	—	—	1,905
Additional paid-in capital shortfall allocated to retained income	—	—	13,286	(13,286)	—	—

Balance at June 30, 2018	8,517,888	$—	$—	$192,080	$(1,059)	$191,021

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$14,291	$17,194
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,948	1,905
Net amortization of premiums on investments in fixed-maturity securities	127	528
Depreciation and amortization	4,702	5,439
Deferred income tax expense	592	1,932
Net realized investment losses (gains)	505	(4,894)
Net unrealized investment (gains) losses	(6,619)	4,157
Other-than-temporary impairment losses	—	80
Loss (income) from unconsolidated joint venture	54	(330)
Net income from limited partnership interests	(832)	(852)
Distributions received from limited partnership interests	3,616	609
Foreign currency remeasurement (gain) loss	(5)	115
Other	271	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	110	511
Income taxes	(540)	13,084
Premiums receivable	(9,731)	(8,090)
Prepaid reinsurance premiums	(11,611)	(7,294)
Reinsurance recoverable	45,831	7,203
Deferred policy acquisition costs	(4,344)	(3,374)
Other assets	(1,393)	1,520
Losses and loss adjustment expenses	(53,344)	(26,191)
Unearned premiums	35,697	29,932
Advance premiums	7,460	8,202
Assumed reinsurance balances payable	(14)	118
Reinsurance recovered in advance on unpaid losses	—	(13,885)
Accrued expenses and other liabilities	1,063	(28)

Net cash provided by operating activities	28,834	27,591

Cash flows from investing activities:
Investments in limited partnership interests	(1,751)	(2,638)
Distributions received from limited partnership interests	470	114
Purchase of property and equipment	(1,313)	(1,045)
Purchase of real estate investments	(9,892)	(6,520)
Purchase of intangible assets	—	(409)
Purchase of fixed-maturity securities	(75,727)	(50,976)
Purchase of equity securities	(15,778)	(20,832)
Purchase of short-term and other investments	(684)	(125,001)
Proceeds from sales of fixed-maturity securities	2,985	77,769
Proceeds from calls, repayments and maturities of fixed-maturity securities	47,788	27,207
Proceeds from sales of equity securities	32,841	40,436
Proceeds from sales, redemptions and maturities of short-term and other investments	66,897	15,117

Net cash provided by (used in) investing activities	45,836	(46,778)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Cash dividends paid	(6,581)	(5,011)
Cash dividends received under share repurchase forward contract	153	590
Proceeds from revolving credit facility	9,500	—
Proceeds from exercise of common stock options	63	—
Repayment of long-term debt	(90,647)	(520)
Repurchases of common stock	(1,023)	(941)
Repurchases of common stock under share repurchase plan	(8,006)	(13,711)
Purchase of non-controlling interest	—	(539)
Debt issuance costs	(459)	—

Net cash used in financing activities	(97,000)	(20,132)

Effect of exchange rate changes on cash	25	(112)

Net decrease in cash, cash equivalents, and restricted cash	(22,305)	(39,431)
Cash, cash equivalents, and restricted cash at beginning of period	240,158	256,693

Cash, cash equivalents, and restricted cash at end of period	$217,853	$217,262

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,254	$43

Cash paid for interest	$5,453	$5,309

Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$3,208	$(2,441)

Receivable from sales of equity securities	$—	$530

Receivable from maturities of fixed-maturity securities	$2,000	$15,000

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2019. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on March 8, 2019.

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

Effective January 1, 2019, the Company adopted the new standard using the effective date as its date of initial application. As a result, financial information is not updated and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019. The Company elected a package of practical expedients, which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. Upon adoption, the Company, as a lessee, recognized ROU assets of approximately $771 and lease liabilities of approximately $812 for all operating leases except for those that have a lease term of 12 months or less.

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

If the contract is or contains a lease and the Company has the right to control the use of the identified asset, the ROU asset and the lease liability is measured from the lease component of the contract and recognized on the consolidated balance sheet. In measuring the lease liability, the Company uses its incremental borrowing rate for a loan secured by a similar asset that has a term similar to the lease term to discount the lease payments. The contract is further evaluated to determine the classification of the lease as to whether it is finance or operating. If the lease is a finance lease, the ROU asset is depreciated to depreciation expense over the shorter of the useful life of the asset or the lease term. Interest expense is recorded in connection with the lease liability using the effective interest method. If the lease is an operating lease, the ROU asset is amortized to lease expense on a straight-line basis over the lease term. For the presentation of finance leases on the Company’s consolidated balance sheet, ROU assets and corresponding lease liabilities are included with property and equipment, net, and long-term debt, respectively. For the presentation of operating leases on the Company’s consolidated balance sheet, ROU assets and corresponding lease liabilities are included with other assets and other liabilities, respectively.

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

Note 2 — Recent Accounting Pronouncements

Accounting Standard to be Adopted in Fiscal Year 2020

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326), effective January 1, 2020. This update amends guidance on the recognition and measurement of credit losses for assets held at amortized cost and available-for-sale debt securities. For assets held at amortized cost, ASU 2016-13 eliminates the probable initial recognition threshold and, instead, requires credit losses to be measured using the Current Expected Credit Loss (“CECL”) model. The CECL model requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. For available-for-sale debt securities, credit losses will continue to be measured in a manner similar to the current standard. ASU 2016-13 requires a valuation allowance, rather than a write-down, to be recognized for the Company’s expected credit losses. The valuation allowance account is a deduction from the amortized cost basis of the financial assets to reflect the net amount expected to be collected. Any subsequent changes to the expected credit losses of the financial assets will be recorded in earnings. The Company is required to use the modified-retrospective method by recognizing a cumulative-effect adjustment to the beginning retained income of fiscal year 2020. As for debt securities in which an other-than-temporary impairment had been recognized before the effective date, the prospective transition method will be used. The Company does not anticipate a material impact on its financial position as a result of adopting this update.

Note 3 — Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$217,153	$239,458
Restricted cash	700	700

Total	$217,853	$240,158

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 — Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At June 30, 2019 and December 31, 2018, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of June 30, 2019
U.S. Treasury and U.S. government agencies	$26,577	$88	$(13)	$26,652
Corporate bonds	162,512	2,049	(288)	164,273
State, municipalities, and political subdivisions	10,012	188	—	10,200
Exchange-traded debt	8,344	328	(5)	8,667
Redeemable preferred stock	118	4	—	122

Total	$207,563	$2,657	$(306)	$209,914

As of December 31, 2018
U.S. Treasury and U.S. government agencies	$61,979	$24	$(206)	$61,797
Corporate bonds	103,580	134	(1,809)	101,905
State, municipalities, and political subdivisions	10,567	98	(3)	10,662
Exchange-traded debt	8,426	82	(261)	8,247
Redeemable preferred stock	118	—	(6)	112

Total	$184,670	$338	$(2,285)	$182,723

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2019 and December 31, 2018 are as follows:

	Amortized Cost	Estimated Fair Value
As of June 30, 2019
Due in one year or less	$43,816	$44,011
Due after one year through five years	151,617	153,201
Due after five years through ten years	7,576	7,916
Due after ten years	4,554	4,786

	$207,563	$209,914

	Amortized Cost	Estimated Fair Value
As of December 31, 2018
Due in one year or less	$50,659	$50,574
Due after one year through five years	117,826	116,498
Due after five years through ten years	11,602	11,253
Due after ten years	4,583	4,398

	$184,670	$182,723

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2019 and 2018 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2019	$74	$—	$—

Three months ended June 30, 2018	$559	$—	$(35)

Six months ended June 30, 2019	$2,985	$34	$(1)

Six months ended June 30, 2018	$77,769	$1,161	$(500)

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

There was no impairment loss recognized for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, the Company recognized $40 and $80, respectively, of impairment loss on one fixed-maturity security. At June 30, 2019, none of the fixed-maturity securities were considered other-than-temporarily impaired versus one fixed-maturity security at June 30, 2018.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities with gross unrealized loss positions at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of June 30, 2019	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$—	$—	$(13)	$2,675	$(13)	$2,675
Corporate bonds	—	—	(288)	31,727	(288)	31,727
Exchange-traded debt	(5)	1,060	—	—	(5)	1,060

Total	$(5)	$1,060	$(301)	$34,402	$(306)	$35,462

At June 30, 2019, there were 22 securities in an unrealized loss position. Of these securities, 19 securities had been in an unrealized loss position for 12 months or longer.

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2018	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(59)	$21,031	$(147)	$35,393	$(206)	$56,424
Corporate bonds	(542)	19,932	(1,267)	36,682	(1,809)	56,614
State, municipalities, and political subdivisions	(3)	715	—	—	(3)	715
Exchange-traded debt	(261)	5,275	—	—	(261)	5,275
Redeemable preferred stock	(6)	112	—	—	(6)	112

Total	$(871)	$47,065	$(1,414)	$72,075	$(2,285)	$119,140

At December 31, 2018, there were 82 securities in an unrealized loss position. Of these securities, 35 securities had been in an unrealized loss position for 12 months or longer.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At June 30, 2019 and December 31, 2018, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2019	$27,770	$2,421	$(330)	$29,861
December 31, 2018	$45,671	$1,059	$(5,587)	$41,143

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the periods related to equity securities still held.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains recognized	$1,193	$1,134	$6,030	$70
Exclude: Net realized (losses) gains recognized for securities sold	(133)	2,691	(589)	4,227

Net unrealized gains (losses) recognized	$1,326	$(1,557)	$6,619	$(4,157)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and six months ended June 30, 2019 and 2018 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Three months ended June 30, 2019	$4,967	$113	$(246)

Three months ended June 30, 2018	$16,003	$2,794	$(103)

Six months ended June 30, 2019	$32,841	$2,187	$(2,776)

Six months ended June 30, 2018	$40,436	$4,971	$(744)

c) Short-Term Investments

Short-term investments consist of the following at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Certificates of deposit	$508	$56,519
Zero-coupon commercial paper	—	9,960

Total	$508	$66,479

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

	June 30, 2019			December 31, 2018
Investment Strategy	Carrying Value	Unfunded Balance	(%)(a)	Carrying Value	Unfunded Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$10,088	$2,085	15.37	$10,169	$2,577	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	7,240	—	1.76	9,219	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	9,039	1,567	0.18	9,023	2,329	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,462	3,270	0.47	1,156	3,706	0.47
Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	2,961	7,630	2.24	2,726	7,692	3.28

Total	$30,790	$14,552		$32,293	$16,304

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating results:
Total income	$338,414	$51,074	$247,901	$209,030
Total expenses	(32,140)	(27,951)	(81,173)	(85,695)

Net income	$306,274	$23,123	$166,728	$123,335

	June 30, 2019	December 31, 2018
Balance Sheet:
Total assets	$7,381,073	$6,689,792
Total liabilities	$580,840	$394,029

For the three and six months ended June 30, 2019, the Company recognized net investment income of $1,043 and $832, respectively, for these investments. During the three and six months ended June 30, 2019, the Company received total cash distributions of $3,073 and $4,086, respectively. Cash distributions representing return on investment were $2,603 and $3,616 for the three and six months ended June 30, 2019, respectively.

For the three and six months ended June 30, 2018, the Company recognized net investment income of $247 and $852, respectively. During the three months ended June 30, 2018, the Company received total cash distributions of $595, representing $114 of returned capital and $481 of return on investment. During the six months ended June 30, 2018, the Company received total cash distributions of $723, representing $114 of returned capital and $609 of return on investment. At June 30, 2019 and December 31, 2018, the Company’s cumulative contributed capital to the partnerships at each respective balance sheet date totaled $30,106 and $28,354, respectively, and the Company’s maximum exposure to loss aggregated $30,790 and $32,293, respectively.

e) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At June 30, 2019 and December 31, 2018, the Company’s maximum exposure to loss relating to the variable interest entity was $791 and $845, respectively, representing the carrying value of the investment. There was no cash distribution during the six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating results:
Total revenues and gain	$—	$438	$2	$438
Total expenses	(24)	(14)	(62)	(71)

Net (loss) income	$(24)	$424	$(60)	$367

The Company’s share of net (loss) income*	$(21)	$381	$(54)	$330

*	Included in net investment income in the Company’s consolidated statements of income.

	June 30, 2019	December 31, 2018
Balance Sheet:
Property and equipment, net	$763	$787
Cash	124	149
Other	—	5

Total assets	$887	$941

Other liabilities	$9	$3
Members’ capital	878	938

Total liabilities and members’ capital	$887	$941

Investment in unconsolidated joint venture, at equity**	$791	$845

**	Includes the 90% share of FMKT Mel JV’s operating results.

f) Real Estate Investments

Real estate investments consist of the following as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Land	$32,384	$23,884
Land improvements	10,249	8,717
Buildings	19,207	19,201
Tenant and leasehold improvements	1,379	1,261
Other	4,602	5,266

Total, at cost	67,821	58,329
Less: accumulated depreciation and amortization	(4,593)	(3,839)

Real estate investments	$63,228	$54,490

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Depreciation and amortization expense related to real estate investments was $422 and $402 for the three months ended June 30, 2019 and 2018, respectively, and $754 and $796 for the six months ended June 30, 2019 and 2018, respectively.

g) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Available-for-sale fixed-maturity securities	$1,622	$1,119	$3,157	$2,258
Equity securities	293	534	674	1,155
Investment expense	(106)	(140)	(235)	(310)
Limited partnership investments	1,043	247	832	852
Real estate investments	(105)	14	201	217
Loss (income) from unconsolidated joint venture	(21)	381	(54)	330
Cash and cash equivalents	1,495	818	2,571	1,642
Short-term investments	5	426	358	473

Net investment income	$4,226	$3,399	$7,504	$6,617

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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
		Income Tax			Income Tax
	Before Tax	Expense (Benefit)	Net of Tax	Before Tax	Expense (Benefit)	Net of Tax
Unrealized gain (loss) arising during the period	$1,626	$413	$1,213	$(65)	$(16)	$(49)
Other-than-temporary impairment loss	—	—	—	40	10	30
Call and repayment losses charged to investment income	1	—	1	3	1	2
Reclassification adjustment for realized losses	—	—	—	35	8	27

Total other comprehensive gain (loss)	$1,627	$413	$1,214	$13	$3	$10

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
		Income Tax			Income Tax
	Before Tax	Expense (Benefit)	Net of Tax	Before Tax	Expense (Benefit)	Net of Tax
Unrealized gain (loss) arising during the period	$4,330	$1,098	$3,232	$(2,693)	$(682)	$(2,011)
Other-than-temporary impairment loss	—	—	—	80	20	60
Call and repayment losses charged to investment income	1	—	1	4	1	3
Reclassification adjustment for realized losses	(33)	(8)	(25)	(661)	(168)	(493)

Total other comprehensive gain (loss)	$4,298	$1,090	$3,208	$(3,270)	$(829)	$(2,441)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2019
Financial Assets:
Cash and cash equivalents	$217,153	$—	$—	$217,153
Restricted cash	$700	$—	$—	$700
Short-term investments	$508	—	—	508
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$25,151	$1,501	$—	$26,652
Corporate bonds	164,273	—	—	164,273
State, municipalities, and political subdivisions	—	10,200	—	10,200
Exchange-traded debt	8,667	—	—	8,667
Redeemable preferred stock	122	—	—	122

Total available-for-sale securities	198,213	11,701	—	209,914

Equity securities	$29,861	$—	$—	$29,861

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018
Financial Assets:
Cash and cash equivalents	$239,458	$—	$—	$239,458
Restricted cash	$700	$—	$—	$700
Short-term investments	$66,479	$—	$—	$66,479
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$60,297	$1,500	$—	$61,797
Corporate bonds	101,905	—	—	101,905
State, municipalities, and political subdivisions	—	10,662	—	10,662
Exchange-traded debt	8,247	—	—	8,247
Redeemable preferred stock	112	—	—	112

Total available-for-sale securities	$170,561	$12,162	$—	$182,723

Equity securities	$41,143	$—	$—	$41,143

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of June 30, 2019 and December 31, 2018:

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of June 30, 2019
Financial Assets:
Limited partnership investments	$30,790	$—	$—	$30,790	$30,790

Financial Liabilities:
Revolving credit facility	$9,500	$9,500	$—	$—	$9,500
Long-term debt:
4.25% Convertible senior notes	$132,060	$—	$141,953	$—	$141,953
3.95% Promissory note	8,977	—	—	9,013	9,013
4% Promissory note	7,487	—	—	7,582	7,582
3.75% Callable promissory note	8,000	—	—	7,788	7,788
4.55% Promissory note	5,719	—	—	5,825	5,825

Total long-term debt	$162,243	$—	$141,953	$30,208	$172,161

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of December 31, 2018
Financial Assets:
Limited partnership investments	$32,293	$—	$—	$32,293	$32,293

Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$89,181	$—	$89,824	$—	$89,824
4.25% Convertible senior notes	130,120	—	145,617	—	145,617
3.95% Promissory note	9,077	—	—	9,128	9,128
4% Promissory note	7,732	—	—	7,788	7,788
3.75% Callable promissory note	8,159	—	—	8,001	8,001
4.55% Promissory note	5,826	—	—	6,025	6,025

Total long-term debt	$250,095	$—	$235,441	$30,942	$266,383

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 — Other Assets

The following table summarizes the Company’s other assets.

	June 30, 2019	December 31, 2018
Benefits receivable related to retrospective reinsurance contract	$4,440	$3,136
Prepaid expenses	2,361	2,069
Deposits	1,431	1,413
Lease acquisition costs, net	570	620
Right-of-use assets – operating leases	629	—
Other	3,303	1,766

Total other assets	$12,734	$9,004

Note 8 – Revolving Credit Facility

In February 2019, the Company borrowed $8,000 to fund the purchase of the undeveloped land as described in Note 4 — “Investments” under Real Estate Investments. The Company incurred and capitalized $459 of issuance costs in other assets. During the second quarter of 2019, the Company borrowed an additional amount of $1,500 for general corporate purposes. For the three months ended June 30, 2019, interest expense was $127 including $40 of amortization of issuance costs. For the six months ended June 30, 2019, interest expense totaled $196, which included $79 of amortized issuance costs. At June 30, 2019, the Company was in compliance with all required covenants, and there were $9,500 of borrowings outstanding.

Note 9 — Long-Term Debt

The following table summarizes the Company’s long-term debt.

	June 30, 2019	December 31, 2018
3.875% Convertible senior notes, due March 15, 2019	$—	$89,990
4.25% Convertible senior notes, due March 1, 2037	143,750	143,750
3.95% Promissory note, due through February 17, 2020	9,004	9,125
4% Promissory note, due through February 1, 2031	7,603	7,857
3.75% Callable promissory note, due through September 1, 2036	8,124	8,290
4.55% Promissory note, due through August 1, 2036	5,817	5,928
Finance lease liability, due through August 15, 2023	50	55

Total principal amount	174,348	264,995
Less: unamortized discount and issuance costs	(12,055)	(14,845)

Total long-term debt	$162,293	$250,150

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of June 30, 2019, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following June 30, 2019	$10,107
2020	1,149
2021	144,946
2022	1,245
2023	1,287
Thereafter	15,614

Total	$174,348

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Expense:
Contractual interest	$1,837	$2,653	$4,394	$5,307
Non-cash expense (a)	999	1,852	2,789	3,668
Capitalized interest (b)	(79)	—	(158)	—

	$2,757	$4,505	$7,025	$8,975

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project.

Convertible Senior Notes

On March 15, 2019, the Company repaid the remaining principal balance of its 3.875% Convertible Notes totaling $89,990 plus accrued interest of $1,744. Prior to the repayment, the conversion rate of the 3.875% Convertible Notes was 16.4074 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.95 per share.

4.25% Convertible Notes. Since May 2018, the Company’s cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of June 30, 2019, the conversion rate of the Company’s 4.25% Convertible Notes was 16.3280 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.24 per share.

As of June 30, 2019, the remaining amortization period of the debt discount for 4.25% Convertible Notes was expected to be 2.75 years.

Note 10 — Reinsurance

The Company cedes a portion of its insurance exposure to other entities under catastrophe excess of loss reinsurance contracts and one quota share reinsurance agreement. The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions.

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Premiums Written:
Direct	$133,441	$132,391	$201,053	$202,616
Assumed	—	(19)	(2)	(97)

Gross written	133,441	132,372	201,051	202,519
Ceded	(31,317)	(32,954)	(62,730)	(65,204)

Net premiums written	$102,124	$99,418	$138,321	$137,315

Premiums Earned:
Direct	$83,315	$85,207	$165,914	$170,036
Assumed	—	712	(2)	1,655

Gross earned	83,315	85,919	165,912	171,691
Ceded	(31,317)	(32,954)	(62,730)	(65,204)

Net premiums earned	$51,998	$52,965	$103,182	$106,487

There were no ceded losses recognized during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, ceded losses of $58,671 and $58,466, respectively, were recognized as a reduction in losses and losses adjustment expenses. At June 30, 2019 and December 31, 2018, there were 31 and 38 reinsurers, respectively, participating in the Company’s reinsurance program. Total amounts recoverable and receivable from reinsurers at June 30, 2019 and December 31, 2018 were $78,080 and $123,911, respectively. Approximately 36.0% of the reinsurance recoverable balance at June 30, 2019 was concentrated in five reinsurers. Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of June 30, 2019.

One of the reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three and six months ended June 30, 2019, the Company recognized reductions in premiums ceded of $1,226 and $1,738, respectively, related to these adjustments. In contrast, these adjustments were reflected in the consolidated statements of income as net increases in ceded premiums of $378 and $715 for the three and six months ended June 30, 2018, respectively, of which $400 and $448 related to the Company’s contract with Oxbridge Reinsurance Limited, a related party, which was terminated effective June 1, 2018.

In addition, adjustments related to retrospective provisions are reflected in other assets. At June 30, 2019 and December 31, 2018, other assets included $4,440 and $3,136, respectively. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net balance, beginning of period*	$98,453	$91,403	$94,826	$97,818
Incurred, net of reinsurance, related to:
Current period	21,416	20,917	45,737	40,407
Prior period	2,877	886	5,552	1,051

Total incurred, net of reinsurance	24,293	21,803	51,289	41,458

Paid, net of reinsurance, related to:
Current period	(13,778)	(9,710)	(17,708)	(14,157)
Prior period	(13,623)	(14,107)	(33,062)	(35,730)

Total paid, net of reinsurance	(27,401)	(23,817)	(50,770)	(49,887)

Net balance, end of period	95,345	89,389	95,345	89,389
Add: reinsurance recoverable	58,897	82,998	58,897	82,998

Gross balance, end of period	$154,242	$172,387	$154,242	$172,387

*	Net balance represents beginning-of-period liability for unpaid losses and loss adjustment expenses less beginning-of-period reinsurance recoverable for unpaid losses and loss adjustment expenses.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and six months ended June 30, 2019, the Company recognized losses related to prior periods of $2,877 and $5,552, respectively, which were primarily attributable to unfavorable development resulting from litigation. Included in adverse development for the three and six months ended June 30, 2019 were losses related to Hurricane Matthew of $242 and $1,052, respectively. Losses for the 2019 loss year included estimated losses of $5,250 related to one severe storm event during the first quarter.

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

For the three months ended June 30, 2019 and 2018, revenues from the Company’s insurance operations before intracompany elimination represented 95.2% and 95.6%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2019 and 2018, revenues from the Company’s insurance operations before intracompany elimination represented 94.9% and 95.2%, respectively, of total revenues of all operating segments. At June 30, 2019 and December 31, 2018, insurance operations’ total assets represented 84.6% and 85.9%, respectively, of the combined assets of all operating segments. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended June 30, 2019	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$51,998	$—	$—	$—	$51,998
Net investment income	3,388	—	1,096	(258)	4,226
Net realized investment losses	(132)	—	(1)	—	(133)
Net unrealized investment gains	1,108	—	218	—	1,326
Policy fee income	800	—	—	—	800
Other	162	2,380	1,698	(3,827)	413

Total revenue	57,324	2,380	3,011	(4,085)	58,630

Expenses:
Losses and loss adjustment expenses	24,293	—	—	—	24,293
Amortization of deferred policy acquisition costs	8,770	—	—	—	8,770
Interest expense	—	382	2,632	(130)	2,884
Depreciation and amortization	26	668	262	(572)	384
Other	7,774	1,466	6,127	(3,383)	11,984

Total expenses	40,863	2,516	9,021	(4,085)	48,315

Income (loss) before income taxes	$16,461	$(136)	$(6,010)	$—	$10,315

Total revenue from non-affiliates(c)	$57,324	$1,974	$2,562

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended June 30, 2018	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$52,965	$—	$—	$—	$52,965
Net investment income	2,386	—	737	276	3,399
Net realized investment gains	1,550	—	1,112	—	2,662
Net unrealized investment losses	(1,096)	—	(461)	—	(1,557)
Net other-than-temporary impairment losses	—	—	(40)	—	(40)
Policy fee income	855	—	—	—	855
Other	173	2,345	1,456	(3,445)	529

Total revenue	56,833	2,345	2,804	(3,169)	58,813

Expenses:
Losses and loss adjustment expenses	21,803	—	—	—	21,803
Amortization of deferred policy acquisition costs	8,696	—	—	—	8,696
Interest expense	—	391	4,233	(119)	4,505
Depreciation and amortization	32	606	250	(553)	335
Other	7,643	915	5,893	(2,497)	11,954

Total expenses	38,174	1,912	10,376	(3,169)	47,293

Income (loss) before income taxes	$18,659	$433	$(7,572)	$—	$11,520

Total revenue from non-affiliates(c)	$56,833	$1,963	$2,519

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Six Months Ended June 30, 2019	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$103,182	$—	$—	$—	$103,182
Net investment income	6,016	—	1,603	(115)	7,504
Net realized investment gains (losses)	66	—	(571)	—	(505)
Net unrealized investment gains	5,418	—	1,201	—	6,619
Policy fee income	1,595	—	—	—	1,595
Other	338	4,692	3,249	(7,410)	869

Total revenue	116,615	4,692	5,482	(7,525)	119,264

Expenses:
Losses and loss adjustment expenses	51,289	—	—	—	51,289
Amortization of deferred policy acquisition costs	17,426	—	—	—	17,426
Interest expense	1	765	6,715	(260)	7,221
Depreciation and amortization	53	1,251	530	(1,056)	778
Other	14,864	2,574	11,723	(6,209)	22,952

Total expenses	83,633	4,590	18,968	(7,525)	99,666

Income (loss) before income taxes	$32,982	$102	$(13,486)	$—	$19,598

Total revenue from non-affiliates(c)	$116,615	$3,877	$4,622

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Six Months Ended June 30, 2018	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
Revenue:
Net premiums earned	$106,487	$—	$—	$—	$106,487
Net investment income	4,743	1	1,564	309	6,617
Net realized investment gains	3,755	—	1,139	—	4,894
Net unrealized investment losses	(3,507)	—	(650)	—	(4,157)
Net other-than-temporary impairment losses	—	—	(80)	—	(80)
Policy fee income	1,720	—	—	—	1,720
Other	372	4,647	2,734	(6,682)	1,071

Total revenue	113,570	4,648	4,707	(6,373)	116,552

Expenses:
Losses and loss adjustment expenses	41,458	—	—	—	41,458
Amortization of deferred policy acquisition costs	17,510	—	—	—	17,510
Interest expense	—	783	8,430	(238)	8,975
Depreciation and amortization	66	1,196	509	(1,098)	673
Other	13,948	2,036	10,665	(5,037)	21,612

Total expenses	72,982	4,015	19,604	(6,373)	90,228

Income (loss) before income taxes	$40,588	$633	$(14,897)	$—	$26,324

Total revenue from non-affiliates(c)	$113,570	$3,883	$4,139

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	June 30, 2019	December 31, 2018
Segment:
Insurance Operations	$607,135	$615,983
Real Estate Operations	92,938	83,828
Corporate and Other	67,969	146,651
Consolidation and Elimination	(15,902)	(13,599)

Total assets	$752,140	$832,863

Note 13 — Leases

At June 30, 2019, the Company had operating leases’ ROU assets and corresponding liabilities of $629 and $672, respectively. In addition, the Company had one finance lease with a ROU asset of $61 and a corresponding lease liability of $50 at June 30, 2019. The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

Class of Assets	Initial Term	Renewal Option	Other Terms and Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Storage units	2 years	Yes	(b)
Office space	3 to 10 years	Yes	(b), (c)

Finance lease:
Office equipment	5 years	Not applicable	(d)

(a)	At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)	There are no variable lease payments.
(c)	Rent escalation provisions exist.
(d)	There is a bargain purchase option.

As of June 30, 2019, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following June 30,
2019	$336	$13
2020	289	13
2021	93	13
2022	—	12
2023	—	3

Total lease payments	718	54
Less: interest and foreign taxes	46	4

Total lease obligations	$672	$50

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regard to the Company’s operating and finance leases.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease costs:
Finance lease costs:
Amortization — ROU assets*	$3	$6
Interest expense	—	1
Operating lease costs*	73	154
Short-term lease costs*	59	104

Total lease costs	$135	$265

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — finance leases	$—	$1
Operating cash flows — operating leases	$81	$159
Financing cash flows — finance leases	$3	$5

	June 30, 2019
Weighted-average remaining lease term:
Finance leases (in years)	3.1
Operating leases (in years)	2.2
Weighted-average discount rate:
Finance leases	3.8%
Operating leases	4.0%

*	Included in other operating expenses of the consolidated statement of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

Class of Assets	Initial Term	Renewal Option	Other Terms and Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)	There are no purchase options.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 — Income Taxes

During the three months ended June 30, 2019 and 2018, the Company recorded approximately $2,762 and $5,117 respectively, of income taxes, which resulted in effective tax rates of 26.8% and 44.4%, respectively. The decrease in the effective tax rate was primarily attributable to the derecognition of deferred tax assets of $1,620 for restricted stock awards with market-based vesting conditions that would not vest and the disallowance of the deductibility of the $1,727 expense representing dividends cumulatively paid on such restricted stock awards, both of which occurred in the second quarter of 2018 (see Restricted Stock Awards in Note 17 — “Stock-Based Compensation”). During the six months ended June 30, 2019 and 2018, the Company recorded approximately $5,307 and $9,130, respectively, of income taxes, which resulted in effective tax rates of 27.1% and 34.7%, respectively. The decrease in the effective tax rate in 2019 as compared with the corresponding period in the prior year was primarily attributable to the negative effect of the aforementioned derecognition of deferred tax assets and the nondeductible expense related to reclassified dividends. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Note 15 — Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$7,553			$6,403
Less: (Income) loss attributable to participating securities*	(405)			1,202

Basic Earnings Per Share:
Income allocated to common stockholders	7,148	7,666	$0.93	7,605	7,923	$0.96

Effect of Dilutive Securities:
Stock options	—	15		—	17
Convertible senior notes	1,871	2,346		3,160	3,803

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$9,019	10,027	$0.90	$10,765	11,743	$0.92

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$14,291			$17,194
Less: (Income) loss attributable to participating securities*	(821)			501

Basic Earnings Per Share:
Income allocated to common stockholders	13,470	7,701	$1.75	17,695	8,002	$2.21

Effect of Dilutive Securities:
Stock options	—	16		—	17
Convertible senior notes	4,868	2,947		6,294	3,801

Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$18,338	10,664	$1.72	$23,989	11,820	$2.03

*

Loss attributable to participating securities for the three and six months ended June 30, 2018 included the reclassification of cumulative dividends paid on certain restricted stock with market-based vesting conditions from retained income to expense. See Restricted Stock Awards in Note 17 — “Stock-Based Compensation” for additional information.

Note 16 — Stockholders’ Equity

Common Stock

In December 2018, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended June 30, 2019, the Company repurchased and retired a total of 160,787 shares at a weighted average price per share of $41.44 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended June 30, 2019 was $6,668 or $41.47 per share. During the six months ended June 30, 2019, the Company repurchased and retired a total of 192,576 shares at a weighted average price per share of $41.54 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2019 was $8,006, or $41.57 per share.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On April 8, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on June 21, 2019 to stockholders of record on May 17, 2019.

Note 17 — Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At June 30, 2019, there were 1,738,164 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six months ended June 30, 2019 and 2018 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	240,000	$37.19	8.8 years	$3,278
Granted	110,000	$53.00

Outstanding at March 31, 2019	350,000	$42.16	8.5 years	$1,329

Exercised	10,000	$6.30

Outstanding at June 30, 2019	340,000	$43.21	8.4 years	$445

Exercisable at June 30, 2019	92,500	$36.36	7.3 years	$380

Outstanding at January 1, 2018	130,000	$34.82	8.2 years	$472
Granted	110,000	$40.00

Outstanding at March 31, 2018	240,000	$37.19	8.8 years	$637

Outstanding at June 30, 2018	240,000	$37.19	8.6 years	$749

Exercisable at June 30, 2018	47,500	$25.81	6.3 years	$749

There were 10,000 options exercised during the three and six months ended June 30, 2019. Tax benefits realized for the exercise of common stock options totaled $88 for the three and six months ended June 30, 2019. For the three months ended June 30, 2019 and 2018, the Company recognized $200 and $136, respectively, of compensation expense which was included in general and administrative personnel expenses. For the six months ended June 30, 2019 and 2018, the Company recognized $425 and $246, respectively, of compensation expense. Deferred tax benefits related to stock options were $20 for each of the three months ended June 30, 2019 and 2018, and $39 for each of the six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, there was $2,280 and $1,359, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.9 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the six months ended June 30, 2019 and 2018:

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

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2019 and 2018 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	632,296	$33.33
Granted	40,000	$47.94
Vested	(21,250)	$37.69
Forfeited	(4,681)	$42.79

Nonvested at March 31, 2019	646,365	$34.03

Granted	133,160	$41.30
Vested	(84,914)	$41.58
Forfeited	(264,211)	$23.81

Nonvested at June 30, 2019	430,400	$41.06

Nonvested at January 1, 2018	597,690	$32.82
Granted	40,000	$34.92
Vested	(28,643)	$45.17
Forfeited	(17,905)	$38.55

Nonvested at March 31, 2018	591,142	$31.53

Granted	143,360	$43.83
Vested	(59,974)	$40.09
Forfeited	(27,115)	$32.76

Nonvested at June 30, 2018	647,413	$33.41

The Company recognized compensation expense related to restricted stock, which is included

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

in general and administrative personnel expenses, of $1,269 and $897 for the three months ended June 30, 2019 and 2018, respectively, and $2,523 and $1,659 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, there was approximately $15,712 and $11,199, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.9 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred tax benefits recognized	$244	$180	$490	$336
Tax benefits realized for restricted stock and paid dividends	$924	$652	$985	$848
Fair value of vested restricted stock	$3,530	$2,404	$4,331	$3,698

In May 2019, 260,000 shares of the Company’s restricted stock awards granted to employee and nonemployee directors were forfeited for not meeting their market-based vesting conditions. For the same reason, the Company expects another 24,000 shares of restricted stock awards with similar vesting conditions to be forfeited in November 2019. Any dividend payment associated with these awards was expensed when declared. As a result, for the three months ended June 30, 2019, the Company recognized dividends of $113 related to these awards in general and administrative personnel expenses for $85 and in other operating expenses for $28. For the six months ended June 30, 2019, the Company recognized dividends of $227 in general and administrative personnel expenses for $170 and in other operating expenses for $57. In May 2018, the Company reclassified from retained income dividends of $1,727 cumulatively paid on unvested restricted stock awards with market-based vesting conditions to general and administrative personnel expenses for $1,346 and to other operating expenses for $381.

Note 18 — Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contract

As of June 30, 2019, the Company has a contractual obligation related to one multi-year reinsurance contract. This contract may be cancelled only with the other party’s consent. The table below presents the future minimum aggregate premium amounts payable to the reinsurer.

Due in 12 months following June 30, 2019*	$3,759

*	Premiums payable after September 30, 2019 are estimated.

Capital Commitment

As described in Note 4 — “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for four limited partnership interests. At June 30, 2019, there was an aggregate unfunded balance of $14,552.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 19 — Subsequent Events

On July 2, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 20, 2019 to stockholders of record on August 16, 2019.

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

For the three months ended June 30, 2019 and 2018, revenues from insurance operations before intracompany elimination represented 95.2% and 95.6%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2019 and 2018, revenues from insurance operations before intracompany elimination represented 94.9% and 95.2%, respectively, of total revenues of all operating segments. At June 30, 2019 and December 31, 2018, insurance operations’ total assets represented 84.6% and 85.9%, respectively, of the combined assets of all operating segments. See Note 12 — “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Since the beginning of 2019, TypTap business has expanded rapidly. We expect this expansion to continue and contribute to our future growth.

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

Real Estate Operations

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes. Properties used in operations consist of our Tampa headquarters building and a secondary insurance operations site in Ocala, Florida. Our investment properties include one full-service restaurant, retail shopping centers, one office building, two marinas, and undeveloped land near our headquarters in Tampa, Florida which we acquired in February 2019. See Note 4 — “Investments” under Real Estate Investments to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Recent Events

On July 2, 2019, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 20, 2019 to stockholders of record on August 16, 2019.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 (dollar amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenue
Gross premiums earned	$83,315	$85,919	$165,912	$171,691
Premiums ceded	(31,317)	(32,954)	(62,730)	(65,204)

Net premiums earned	51,998	52,965	103,182	106,487
Net investment income	4,226	3,399	7,504	6,617
Net realized investment (losses) gains	(133)	2,662	(505)	4,894
Net unrealized investment gains (losses)	1,326	(1,557)	6,619	(4,157)
Net other-than-temporary impairment losses	—	(40)	—	(80)
Policy fee income	800	855	1,595	1,720
Other income	413	529	869	1,071

Total operating revenue	58,630	58,813	119,264	116,552

Operating Expenses
Losses and loss adjustment expenses	24,293	21,803	51,289	41,458
Policy acquisition and other underwriting expenses	10,077	9,959	19,750	19,319
General and administrative personnel expenses	7,998	7,840	15,362	14,123
Interest expense	2,884	4,505	7,221	8,975
Other operating expenses	3,063	3,186	6,044	6,353

Total operating expenses	48,315	47,293	99,666	90,228

Income before income taxes	10,315	11,520	19,598	26,324
Income tax expense	2,762	5,117	5,307	9,130

Net income	$7,553	$6,403	$14,291	$17,194

Ratios to Net Premiums Earned:
Loss Ratio	46.72%	41.16%	49.71%	38.93%
Expense Ratio	46.20%	48.13%	46.88%	45.80%

Combined Ratio	92.92%	89.29%	96.59%	84.73%

Ratios to Gross Premiums Earned:
Loss Ratio	29.16%	25.38%	30.91%	24.15%
Expense Ratio	28.83%	29.66%	29.16%	28.40%

Combined Ratio	57.99%	55.04%	60.07%	52.55%

Earnings Per Share Data:
Basic	$0.93	$0.96	$1.75	$2.21

Diluted	$0.90	$0.92	$1.72	$2.03

Comparison of the Three Months ended June 30, 2019 to the Three Months ended June 30, 2018

Our results of operations for the three months ended June 30, 2019 reflect income available to common stockholders of approximately $7,553,000, or $0.90 earnings per diluted common share, compared with approximately $6,403,000, or $0.92 earnings per diluted common share, for the three months ended June 30, 2018. The quarter-over-quarter increase in net income was primarily due to a decrease in income tax expense of approximately $2,355,000, a $1,621,000 decrease in interest expense, and a net increase in income from our investment portfolio of $955,000, offset by a $967,000 decrease in net premiums earned and an increase in losses and loss adjustment expenses of $2,490,000. Our income tax expense in 2018 was negatively impacted by the derecognition of deferred tax assets and the nondeductible expense associated with reclassified dividends as described in Note 14 — “Income Taxes” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Revenue

Gross Premiums Earned for the three months ended June 30, 2019 and 2018 were approximately $83,315,000 and $85,919,000, respectively. The $2,604,000 decrease in 2019 was primarily attributable to a net decrease in policies in force.

Premiums Ceded for the three months ended June 30, 2019 and 2018 were approximately $31,317,000 and $32,954,000, respectively, representing 37.6% and 38.4%, respectively, of gross premiums earned. The $1,637,000 decrease was primarily attributable to a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract as opposed to a net increase in premiums ceded in the corresponding period in 2018. The decrease was offset in part by an increase in premiums ceded attributable to a lower retention level effective June 1, 2018. In addition, we incurred additional premiums ceded of approximately $1,222,000 resulting from the termination of our contract with Oxbridge Reinsurance Limited, a related party, during the second quarter of 2018.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended June 30, 2019, premiums ceded included a decrease of approximately $1,226,000 related to retrospective provisions. For the three months ended June 30, 2018, premiums ceded reflected a net increase of approximately $378,000. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended June 30, 2019 and 2018 totaled approximately $102,124,000 and $99,418,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2019 resulted from the decrease in premiums ceded as described above combined with an increase in gross premiums written during the period. We had approximately 124,000 policies in force at June 30, 2019 as compared with approximately 132,000 policies in force at June 30, 2018.

Net Premiums Earned for the three months ended June 30, 2019 and 2018 were approximately $51,998,000 and $52,965,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,
	2019	2018
Net Premiums Written	$102,124	$99,418
Increase in Unearned Premiums	(50,126)	(46,453)

Net Premiums Earned	$51,998	$52,965

Net Realized Investment Losses for the three months ended June 30, 2019 were approximately $133,000 versus approximately $2,662,000 of net realized investment gains for the three months ended June 30, 2018. The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio.

Net Unrealized Investment Gains for the three months ended June 30, 2019 were approximately $1,326,000 in contrast to approximately $1,557,000 of net unrealized investment losses for the three months ended June 30, 2018, reflecting a net favorable change in the fair value of equity securities.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $24,293,000 and $21,803,000 for the three months ended June 30, 2019 and 2018, respectively. The $2,490,000 increase primarily resulted from the strengthening of loss reserves pertaining to non-catastrophe claims in the prior loss years in response to an upward trend in litigation. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Interest Expense for the three months ended June 30, 2019 and 2018 was approximately $2,884,000 and $4,505,000, respectively. The $1,621,000 decrease resulted from the repayment of our 3.875% Convertible Senior Notes in March 2019.

Income Tax Expense for the three months ended June 30, 2019 and 2018 was approximately $2,762,000 and $5,117,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 26.8% for 2019 and 44.4% for 2018. The decrease was primarily attributable to the derecognition of deferred tax assets and the disallowance of the deductibility of dividends reclassified to expense from retained income, which occurred in the second quarter of 2018. See Note 14 — “Income Taxes” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Ratios:

The loss ratio applicable to the three months ended June 30, 2019 (losses and loss adjustment expenses incurred related to net premiums earned) was 46.7% compared with 41.2% for the three months ended June 30, 2018. The increase was primarily due to an increase in losses and loss adjustment expenses as described previously.

The expense ratio applicable to the three months ended June 30, 2019 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 46.2% compared with 48.1% for the three months ended June 30, 2018. The decrease in our expense ratio was primarily attributable to the decrease in interest expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2019 was 92.9% compared with 89.3% for the three months ended June 30, 2018. The increase was attributable to the decrease in net premiums earned combined with a net increase in total expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2019 was 58.0% compared with 55.0% for the three months ended June 30, 2018. The increase in 2019 was attributable to the factors described above.

Comparison of the Six Months ended June 30, 2019 to the Six Months ended June 30, 2018

Our results of operations for the six months ended June 30, 2019 reflect income available to common stockholders of approximately $14,291,000, or $1.72 earnings per diluted common share, compared with approximately $17,194,000, or $2.03 earnings per diluted common share, for the six months ended June 30, 2018. The period-over-period decrease was primarily due to a $3,305,000 decrease in net premiums earned and $9,831,000 increase in losses and loss adjustment expenses, offset by a net increase in income from our investment portfolio of $6,344,000, which contributed to a decrease in pre-tax income of $6,726,000. In addition, our income tax expense in 2018 was negatively impacted by the factors described previously.

Revenue

Gross Premiums Earned for the six months ended June 30, 2019 and 2018 were approximately $165,912,000 and $171,691,000, respectively. The decrease in 2019 compared with the corresponding period in 2018 was primarily attributable to a net decrease in policies in force.

Premiums Ceded for the six months ended June 30, 2019 and 2018 were approximately $62,730,000 and $65,204,000, respectively, representing 37.8% and 38.0%, respectively, of gross premiums earned. The $2,474,000 decrease was primarily attributable to a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract as opposed to a net increase of premiums ceded associated with retrospective provisions and the recognition of additional premiums ceded resulting from the termination of the reinsurance contract in the corresponding period in 2018 as described earlier.

For the six months ended June 30, 2019, premiums ceded included a reduction of approximately $1,738,000 related to retrospective provisions. For the six months ended June 30, 2018, premiums ceded included a net increase of approximately $715,000 related to retrospective provisions. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the six months ended June 30, 2019 and 2018 totaled approximately $138,321,000 and $137,315,000, respectively. The $1,006,000 increase in 2019 resulted primarily from the decrease in premiums ceded as described above offset by a decrease in gross premiums written during the period.

Net Premiums Earned for the six months ended June 30, 2019 and 2018 were approximately $103,182,000 and $106,487,000, respectively, and reflect gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended June 30,
	2019	2018
Net Premiums Written	$138,321	$137,315
Increase in Unearned Premiums	(35,139)	(30,828)

Net Premiums Earned	$103,182	$106,487

Net Realized Investment Losses for the six months ended June 30, 2019 were approximately $505,000 as opposed to approximately $4,894,000 of net realized investment gains for the six months ended June 30, 2018. The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio to mitigate the impact from a rising interest rate trend and to decrease our holdings in municipal bonds as they became less attractive in a low tax rate environment.

Net Unrealized Investment Gains for the six months ended June 30, 2019 were approximately $6,619,000 versus net unrealized investment losses of approximately $4,157,000 for the six months ended June 30, 2018, reflecting an improvement in the fair value of equity securities.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $51,289,000 and $41,458,000 for the six months ended June 30, 2019 and 2018, respectively. The increase in 2019 was primarily attributable to approximately $5,250,000 of losses related to a severe storm event in March 2019, the strengthening of loss reserves due to litigation arising from non-catastrophe claims in prior years, and additional losses pertaining to Hurricane Matthew. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

General and Administrative Personnel Expenses for the six months ended June 30, 2019 and 2018 were approximately $15,362,000 and $14,123,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $1,239,000 was primarily attributable to higher share-based compensation expense and merit increases for non-executive employees effective in late March 2019 offset by capitalized and recoverable payroll costs.

Interest Expense for the six months ended June 30, 2019 and 2018 was approximately $7,221,000 and $8,975,000, respectively. The decrease resulted from the repayment of our 3.875% Convertible Senior Notes as described earlier.

Income Tax Expense for the six months ended June 30, 2019 and 2018 was approximately $5,307,000 and $9,130,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 27.1% for 2019 and 34.7% for 2018. The decrease was primarily attributable to the factors described previously.

Ratios:

The loss ratio applicable to the six months ended June 30, 2019 was 49.7% compared with 38.9% for the six months ended June 30, 2018. The increase was primarily due to the decrease in net premiums earned and the increase in losses and loss adjustment expenses as described above.

The expense ratio applicable to the six months ended June 30, 2019 was 46.9% compared with 45.8% for the six months ended June 30, 2018. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2019 was 96.6% compared with 84.7% for the six months ended June 30, 2018. The increase was attributable to the decrease in net premiums earned and the increase in losses and loss adjustment expenses as described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2019 was 60.1% compared with 52.6% for the six months ended June 30, 2018. The increase in 2019 was primarily attributable to the decrease in gross premiums earned combined with the increase in losses and loss adjustment expenses.

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

We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. In December 2018, we entered into a credit agreement with one financial institution for borrowing capacity of up to $65,000,000 to fund future operations and acquisitions. The credit facility had an unused balance of $55,500,000 at June 30, 2019.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and to fund operating expenses and real estate acquisitions.

Revolving Credit Facility, Senior Notes, and Promissory Notes

The following table summarizes the principal and interest payment obligations of our indebtedness at June 30, 2019:

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

See Note 9 — “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of four private equity funds managed by their general partners. These funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. At June 30, 2019, there was an aggregate unfunded capital balance of $14,552,000. See Limited Partnership Investments under Note 4 — “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

In December 2018, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At June 30, 2019, there was approximately $12,000,000 available under the plan. See Note 16 — “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Cash Flows for the Six Months Ended June 30, 2019

Net cash provided by operating activities for the six months ended June 30, 2019 was approximately $28,834,000, which consisted primarily of cash received from net premiums written as well as reinsurance recoveries (of approximately $45,832,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $45,836,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $35,826,000, the proceeds from redemptions and maturities of fixed-maturity securities of $47,788,000, and the proceeds from sales and maturities of short-term and other investments of $66,897,000, offset by the purchases of fixed-maturity and equity securities of $91,505,000, the purchase of real estate investments of $9,892,000, limited partnership investments of $1,751,000, and the purchases of property and equipment of $1,313,000. Net cash used in financing activities totaled $97,000,000, which was primarily due to the repayments of long-term debt of $90,647,000, $6,428,000 of net cash dividend payments, and $9,029,000 used in our share repurchases, offset by $9,500,000 of borrowings from revolving credit facility.

Cash Flows for the Six Months Ended June 30, 2018

Net cash provided by operating activities for the six months ended June 30, 2018 was approximately $27,591,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $46,778,000 was primarily due to the purchases of fixed-maturity and equity securities of $71,808,000, the purchases of short-term and other investments of $125,001,000, the purchases of real estate investments of $6,520,000, and the limited partnership investments of $2,638,000, offset by the proceeds from sales of fixed-maturity and equity securities of $118,205,000, the proceeds from redemptions and maturities of fixed-maturity securities of $27,207,000, and the proceeds from sales and maturities of short-term and other investments of $15,117,000. Net cash used in financing activities totaled $20,132,000, which was primarily due to $14,652,000 used in our share repurchases and $4,421,000 of net cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At June 30, 2019, we had $239,775,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we had unexpired capital commitments for four limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 18 — “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of June 30, 2019 (amounts in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$718	$336	$382	$—	$—
Service agreement(1)	65	25	40	—	—
Reinsurance contracts(2)	3,759	3,759	—	—	—
Unfunded capital commitments(3)	14,552	14,552	—	—	—
Revolving credit facility	9,500	9,500	—	—	—
Long-term debt obligations(4)	200,342	17,312	159,886	3,908	19,236

Total	$228,936	$45,484	$160,308	$3,908	$19,236

(1)

Represents a lease for office space in Miami Lakes, Florida, a lease and maintenance service agreement for office space in Noida, India, and leases for office equipment and storage space. Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the June 30, 2019 exchange rate.

(2)

Represents the minimum payment of reinsurance premiums under one multi-year reinsurance contract. Reinsurance premiums payable after September 30, 2019 are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2019, $111,417,000 of the total $154,242,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $42,825,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At June 30, 2019, $37,946,000 of the $42,825,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $207,586,000 at December 31, 2018 to $154,242,000 at June 30, 2019. The $53,344,000 decrease is comprised of net reductions in our Reserves of $17,715,000 for 2018 and $63,658,000 for 2017 and prior loss years offset by $28,029,000 in reserves established for claims occurring in the 2019 loss year. The $28,029,000 in Reserves established for 2019 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of June 30, 2019. The decrease of $81,373,000 specific to our 2018 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at June 30, 2019 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

One of our reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. In accordance with accounting principles generally accepted in the United States of America, we will recognize an asset in the period in which the absence of loss experience obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term.

For the three months ended June 30, 2019, we recognized an increase in accrued benefits of $1,026,000 versus a decrease in accrued benefits of $243,000 for the three months ended June 30, 2018. We recognized a reduction in premiums ceded of $200,000 for the three months ended June 30, 2019, whereas we recognized additional premiums ceded of $135,000 for the three months ended June 30, 2018. In combination, for the three months ended June 30, 2019, we recognized a decrease in ceded premiums of $1,226,000 as opposed to an increase in ceded premiums of $378,000 for the three months ended June 30, 2018.

For the six months ended June 30, 2019 and 2018, we accrued benefits of $1,304,000 and $186,000, respectively. We recognized a decrease in premiums ceded of $434,000 for the six months ended June 30, 2019. For the six months ended June 30, 2018, we recognized additional premiums ceded of $901,000. In combination, for the six months ended June 30, 2019, we recognized a decrease in ceded premiums of $1,738,000 as opposed to a net increase in ceded premiums of $715,000 for the six months ended June 30, 2018.

As of June 30, 2019, we had $4,440,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. At December 31, 2018, we had $3,136,000 of accrued benefits related to these agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 8, 2019. For the six months ended June 30, 2019, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at June 30, 2019 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2019 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$198,098	$(11,816)	(5.63)%
200 basis point increase	202,035	(7,879)	(3.75)%
100 basis point increase	205,974	(3,940)	(1.88)%
100 basis point decrease	213,855	3,941	1.88%
200 basis point decrease	217,717	7,803	3.72%
300 basis point decrease	219,327	9,413	4.48%

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

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2019 (amounts in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AA+, AA, AA-	$46,461	22.0	$46,756	22.0
A+, A, A-	119,993	58.0	121,053	58.0
BBB+, BBB, BBB-	29,847	15.0	30,698	15.0
BB+, BB, BB-	4,928	2.0	5,120	2.0
CCC+, CC and Not rated	6,334	3.0	6,287	3.0

Total	$207,563	100.0	$209,914	100.0

Equity Price Risk

Our equity investment portfolio at June 30, 2019 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at June 30, 2019 (amounts in thousands):

		% of
		Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$14,343	48
Consumer	1,752	6
Energy	1,661	6
Industrial	1,897	6
Technology	1,705	6
Other(1)	2,115	7

	23,473	79

Mutual funds and exchange traded funds by type:
Debt	4,367	14
Equity	2,021	7

Total	$29,861	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2019, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities and Use of Proceeds

None

(b) Repurchases of Securities

The table below summarizes the number of common shares repurchased during the three months ended June 30, 2019 under the repurchase plan approved by our Board of Directors in December 2018 and also the number of shares of common stock surrendered by employees to satisfy their minimum federal income tax liability associated with the vesting of restricted shares in May 2019 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (a)
April 30, 2019	49,980	$41.83	49,980	$16,572
May 31, 2019	78,234	$41.48	53,756	$14,333
June 30, 2019	57,051	$40.89	57,051	$12,000

	185,265	$41.39	160,787

(a)	Represents the balances before commissions and fees at the end of each month.

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

During the six months ended June 30, 2019, our insurance subsidiaries paid dividends of $14,000,000 to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 18, 2013.

3.2	Bylaws. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.8	Indenture, dated December 11, 2013, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (including Global Note). Incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 12, 2013.

4.9	See Exhibits 3.1, 3.1.1 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

4.10	Indenture, dated March 3, 2017, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

4.11	Form of Global 4.25% Convertible Senior Note due 2037 (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

10.5**	Restated HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.1 of our Form 8-K filed March 23, 2017.

10.6**	HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) 2007 Stock Option and Incentive Plan. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 29, 2008.

10.7**	Executive Employment Agreement dated November 23, 2016 between Mark Harmsworth and HCI Group, Inc. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

EXHIBIT NUMBER	DESCRIPTION

10.8	Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2016, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers (National Fire). Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 3, 2016.

10.17	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 3, 2017.

10.18	Property Catastrophe Second Event Excess of Loss Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.19	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2017 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.20	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.21	Property Catastrophe Fifth Excess of Loss Reinsurance Contract (Odyssey Re) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.22	Property Catastrophe First Excess of Loss Reinsurance Contract (Endurance) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

EXHIBIT NUMBER	DESCRIPTION

10.23	Assumption Agreement effective October 15, 2014 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 28, 2015.

10.24	Assumption Agreement effective November 9, 2017 by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 10.24 of our Form 8-K filed December 21, 2017.

10.25	Property Catastrophe First Excess of Loss Reinsurance Contract (Ren Re) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.26	Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat U8GR0006) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.27	Reinstatement Premium Protection Reinsurance Contract (For Working Layer Cat U8GR0008) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.28	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.29	Working Layer Catastrophe Excess of Loss Reinsurance Contract (Endurance) effective June 1, 2018 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

EXHIBIT NUMBER	DESCRIPTION

10.30	Reimbursement Contract effective June 1, 2018 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2018.

10.31	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2019 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2019.

10.32	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2019 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2019.

10.33	Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2019 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2019.

10.34**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 400,000 shares of restricted common stock to Paresh Patel. Incorporated by reference to Exhibit 10.34 of our Form 8-K filed May 21, 2013. See Exhibit 10.90

10.35**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Sanjay Madhu. Incorporated by reference to Exhibit 10.35 of our Form 8-K filed May 21, 2013. See Exhibit 10.91

10.36**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to George Apostolou. Incorporated by reference to Exhibit 10.36 of our Form 8-K filed May 21, 2013. See Exhibit 10.92

EXHIBIT NUMBER	DESCRIPTION

10.37**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Harish Patel. Incorporated by reference to Exhibit 10.37 of our Form 8-K filed May 21, 2013. See Exhibit 10.93

10.38**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Gregory Politis. Incorporated by reference to Exhibit 10.38 of our Form 8-K filed May 21, 2013. See Exhibit 10.94

10.39**	Restricted Stock Agreement dated May 16, 2013 whereby HCI Group, Inc. (formerly known as Homeowners Choice, Inc.) issued 24,000 shares of restricted common stock to Anthony Saravanos. Incorporated by reference to Exhibit 10.39 of our Form 8-K filed May 21, 2013. See Exhibit 10.95

10.40	Top Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2019 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2019.

10.41	Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2019 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2019.

10.42	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2019 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2019.

10.43	Reinstatement Premium Protection Reinsurance Contract (For Excess Cat U8GR000D) effective June 1, 2019 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2019.

EXHIBIT NUMBER	DESCRIPTION

10.44	Reinstatement Premium Protection Reinsurance Contract (For Excess Cat U8GR0008) effective June 1, 2019 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2019.

10.45	Reimbursement Contract effective June 1, 2019 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2019.

10.53**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to Wayne Burks. Incorporated by reference to Exhibit 10.11 of our Form 8-K filed November 13, 2013. See Exhibit 10.97

10.54**	Restricted Stock Agreement dated November 12, 2013 whereby HCI Group, Inc. issued 24,000 shares of restricted common stock to James J. Macchiarola. Incorporated by reference to Exhibit 10.12 of our Form 8-K filed November 13, 2013. See Exhibit 10.98

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

10.58	Purchase Agreement, dated February 28, 2017, by and between HCI Group, Inc. and JMP Securities LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed February 28, 2017.

10.59	Prepaid Forward Contract, dated February 28, 2017 and effective as of March 3, 2017, between HCI Group, Inc. and Societe Generale. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 3, 2017.

10.60	Credit Agreement, Promissory Note, Security and Pledge Agreement, dated December 5, 2018, between HCI Group, Inc. and Fifth Third Bank. Incorporated by reference to Exhibits 99.1, 99.2, and 99.3 of our Form 8-K filed December 6, 2018.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.89**	Employment Agreement between Paresh Patel and HCI Group, Inc. dated December 30, 2016. Incorporated by reference to the exhibit numbered 99.1 to our Form 8-K filed December 30, 2016.

EXHIBIT NUMBER	DESCRIPTION

10.90**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.91**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Sanjay Madhu and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.92**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between George Apostolou and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.93**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Harish Patel and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.94**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Gregory Politis and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.95**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Anthony Saravanos and HCI Group, Inc. dated May 16, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.97**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Wayne Burks and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.98**	Amendment dated March 2, 2016 to Restricted Stock Award Contract between Jim Macchiarola and HCI Group, Inc. dated November 12, 2013. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 4, 2016.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 11, 2017.

10.100**	Restricted Stock Award Contract between Mark Harmsworth and HCI Group, Inc. dated December 5, 2016. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

EXHIBIT NUMBER	DESCRIPTION

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 22, 2019.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

August 7, 2019	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 7, 2019	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.