Form 10-Q
period 2019-09-30
HCI Group, Inc.
filed 2019-11-06
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on October 29, 2019 was 8,018,449.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $207,983 and $184,670, respectively)	$210,753	$182,723
Equity securities, at fair value (cost: $29,710 and $45,671, respectively)	32,443	41,143
Short-term investments, at fair value	495	66,479
Limited partnership investments, at equity	30,690	32,293
Investment in unconsolidated joint venture, at equity	774	845
Assets held for sale	10,031	9,810
Real estate investments	63,454	54,490
Total investments	348,640	387,783
Cash and cash equivalents	214,626	239,458
Restricted cash	700	700
Accrued interest and dividends receivable	2,074	1,792
Income taxes receivable	315	971
Premiums receivable	25,649	16,667
Prepaid reinsurance premiums	32,758	17,932
Reinsurance recoverable:
Paid losses and loss adjustment expenses	20,321	11,151
Unpaid losses and loss adjustment expenses	143,123	112,760
Deferred policy acquisition costs	23,135	16,507
Property and equipment, net	14,360	13,338
Intangible assets, net	4,347	4,800
Other assets	13,451	9,004
Total assets	$843,499	$832,863

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$237,921	$207,586
Unearned premiums	204,755	157,729
Advance premiums	11,646	6,192
Assumed reinsurance balances payable	—	14
Accrued expenses	13,387	6,483
Deferred income taxes, net	3,340	1,068
Revolving credit facility	9,750	—
Long-term debt	162,996	250,150
Other liabilities	15,499	22,200
Total liabilities	659,294	651,422
Commitments and contingencies (Note 18)
Stockholders' equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 7,883,306 and 8,356,730 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	—	—
Additional paid-in capital	—	—
Retained income	182,114	182,894
Accumulated other comprehensive income (loss), net of taxes	2,091	(1,453)
Total stockholders’ equity	184,205	181,441
Total liabilities and stockholders’ equity	$843,499	$832,863

See accompanying Notes to Consolidated Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Gross premiums earned	$86,002	$86,163	$251,914	$257,854
Premiums ceded	(31,568)	(31,986)	(94,298)	(97,190)
Net premiums earned	54,434	54,177	157,616	160,664
Net investment income	3,621	5,054	11,125	11,671
Net realized investment (losses) gains	(30)	1,626	(535)	6,520
Net unrealized investment gains (losses)	642	(390)	7,261	(4,547)
Net other-than-temporary impairment losses	—	—	—	(80)
Policy fee income	811	843	2,406	2,563
Other	501	433	1,370	1,504
Total revenue	59,979	61,743	179,243	178,295
Expenses
Losses and loss adjustment expenses	27,327	25,769	78,616	67,227
Policy acquisition and other underwriting expenses	10,988	9,829	30,738	29,148
General and administrative personnel expenses	7,951	6,781	23,313	20,904
Interest expense	2,907	4,552	10,128	13,527
Other operating expenses	3,087	2,889	9,131	9,242
Total expenses	52,260	49,820	151,926	140,048
Income before income taxes	7,719	11,923	27,317	38,247
Income tax expense	1,866	2,926	7,173	12,056
Net income	$5,853	$8,997	$20,144	$26,191
Basic earnings per share	$0.73	$1.08	$2.49	$3.29
Diluted earnings per share	$0.73	$1.00	$2.49	$3.03

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$5,853	$8,997	$20,144	$26,191
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) arising during the period	447	35	4,777	(2,658)
Other-than-temporary impairment loss charged to income	—	—	—	80
Call and repayment losses charged to investment income	(2)	(19)	(1)	(15)
Reclassification adjustment for net realized loss (gain)	(26)	(71)	(59)	(732)
Net change in unrealized gain (loss)	419	(55)	4,717	(3,325)
Deferred income taxes on above change	(83)	13	(1,173)	842
Total other comprehensive income (loss), net of income taxes	336	(42)	3,544	(2,483)
Comprehensive income	$6,189	$8,955	$23,688	$23,708

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Months Ended September 30, 2019

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at June 30, 2019	8,053,573	$—	$—	$184,739	$1,755	$186,494
Net income	—	—	—	5,853	—	5,853
Total other comprehensive income, net of income taxes	—	—	—	—	336	336
Issuance of restricted stock	7,244	—	—	—	—	—
Forfeiture of restricted stock	(2,351)	—	—	—	—	—
Repurchase and retirement of common stock under share repurchase plan	(175,160)	—	(7,185)	—	—	(7,185)
Common stock dividends ($0.40 per share)	—	—	—	(3,171)	—	(3,171)
Stock-based compensation	—	—	1,746	—	—	1,746
Tax basis adjustment on equity method investment	—	—	132	—	—	132
Additional paid-in capital shortfall allocated to retained income	—	—	5,307	(5,307)	—	—
Balance at September 30, 2019	7,883,306	$—	$—	$182,114	$2,091	$184,205

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended September 30, 2018

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at June 30, 2018	8,517,888	$—	$—	$192,080	$(1,059)	$191,021
Net income	—	—	—	8,997	—	8,997
Total other comprehensive loss, net of income taxes	—	—	—	—	(42)	(42)
Issuance of restricted stock	6,500	—	—	—	—	—
Forfeiture of restricted stock	(7,432)	—	—	—	—	—
Repurchase and retirement of common stock under share repurchase plan	(148,768)	—	(6,156)	—	—	(6,156)
Common stock dividends ($0.375 per share)	—	—	—	(3,054)	—	(3,054)
Stock-based compensation	—	—	1,369	—	—	1,369
Additional paid-in capital shortfall allocated to retained income	—	—	4,787	(4,787)	—	—
Balance at September 30, 2018	8,368,188	$—	$—	$193,236	$(1,101)	$192,135

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2019

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2018	8,356,730	$—	$—	$182,894	$(1,453)	$181,441
Net income	—	—	—	20,144	—	20,144
Total other comprehensive income, net of income taxes	—	—	—	—	3,544	3,544
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	180,404	—	—	—	—	—
Forfeiture of restricted stock	(271,243)	—	—	—	—	—
Repurchase and retirement of common stock	(24,849)	—	(1,023)	—	—	(1,023)
Repurchase and retirement of common stock under share repurchase plan	(367,736)	—	(15,191)	—	—	(15,191)
Common stock dividends ($1.20 per share)	—	—	—	(9,599)	—	(9,599)
Stock-based compensation	—	—	4,694	—	—	4,694
Tax basis adjustment on equity method investment	—	—	132	—	—	132
Additional paid-in capital shortfall allocated to retained income	—	—	11,325	(11,325)	—	—
Balance at September 30, 2019	7,883,306	$—	$—	$182,114	$2,091	$184,205

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2017	8,762,416	$—	$—	$189,409	$4,566	$193,975
Net income	—	—	—	26,191	—	26,191
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,483)	(2,483)
Cumulative effect adjustments for adoption of new accounting standards:
Reclassification of after-tax net unrealized holding gains related to equity securities	—	—	—	4,168	(4,168)	—
Reclassification of stranded tax effects related to available-for-sale fixed-maturity and equity securities	—	—	—	(984)	984	—
Issuance of restricted stock	189,860	—	—	—	—	—
Forfeiture of restricted stock	(52,452)	—	—	—	—	—
Repurchase and retirement of common stock	(23,346)	—	(941)	—	—	(941)
Repurchase and retirement of common stock under share repurchase plan	(508,290)	—	(19,867)	—	—	(19,867)
Purchase of noncontrolling interest	—	—	(539)	—	—	(539)
Common stock dividends ($1.10 per share)	—	—	—	(7,475)	—	(7,475)
Stock-based compensation	—	—	3,274	—	—	3,274
Additional paid-in capital shortfall allocated to retained income	—	—	18,073	(18,073)	—	—
Balance at September 30, 2018	8,368,188	$—	$—	$193,236	$(1,101)	$192,135

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$20,144	$26,191
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,694	3,274
Net amortization of premiums on investments in fixed-maturity securities	171	344
Depreciation and amortization	6,677	8,195
Deferred income tax expense	1,231	1,173
Net realized investment losses (gains)	535	(6,520)
Net unrealized investment (gains) losses	(7,261)	4,547
Other-than-temporary impairment losses	—	80
Loss (income) from unconsolidated joint venture	71	(320)
Distributions received from unconsolidated joint venture	—	68
Net income from limited partnership interests	(1,308)	(2,816)
Distributions received from limited partnership interests	3,647	1,495
Foreign currency remeasurement loss	31	200
Other non-cash items	286	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(282)	456
Income taxes	656	13,187
Premiums receivable	(8,982)	(7,654)
Prepaid reinsurance premiums	(14,826)	(5,172)
Reinsurance recoverable	(39,533)	30,009
Deferred policy acquisition costs	(6,628)	(3,957)
Other assets	(4,165)	1,829
Losses and loss adjustment expenses	30,335	(60,164)
Unearned premiums	47,026	34,154
Advance premiums	5,454	5,402
Assumed reinsurance balances payable	(14)	127
Reinsurance recovered in advance on unpaid losses	—	(13,885)
Accrued expenses and other liabilities	135	(794)
Net cash provided by operating activities	38,094	29,449

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from investing activities:
Investments in limited partnership interests	$(1,899)	$(4,823)
Distributions received from limited partnership interests	1,163	384
Distributions received from unconsolidated joint venture	—	696
Purchase of property and equipment	(2,166)	(1,654)
Purchase of real estate investments	(10,475)	(6,685)
Purchase of intangible assets	—	(409)
Purchase of fixed-maturity securities	(79,355)	(58,098)
Purchase of equity securities	(19,278)	(41,844)
Purchase of short-term and other investments	(689)	(155,252)
Proceeds from sales of fixed-maturity securities	5,225	78,540
Proceeds from calls, repayments and maturities of fixed-maturity securities	50,738	52,843
Proceeds from sales of equity securities	34,345	55,879
Proceeds from sales, redemptions and maturities of short-term and other investments	66,902	67,991
Net cash provided by (used in) investing activities	44,511	(12,432)
Cash flows from financing activities:
Cash dividends paid	(9,829)	(8,371)
Cash dividends received under share repurchase forward contract	230	896
Proceeds from revolving credit facility	9,750	—
Proceeds from exercise of common stock options	63	—
Proceeds from issuance of long-term debt	—	6,000
Repayment of long-term debt	(90,980)	(804)
Repurchases of common stock	(1,023)	(941)
Repurchases of common stock under share repurchase plan	(15,191)	(19,867)
Purchase of non-controlling interest	—	(539)
Debt issuance costs	(459)	(105)
Net cash used in financing activities	(107,439)	(23,731)
Effect of exchange rate changes on cash	2	(196)
Net decrease in cash, cash equivalents, and restricted cash	(24,832)	(6,910)
Cash, cash equivalents, and restricted cash at beginning of period	240,158	256,693
Cash, cash equivalents, and restricted cash at end of period	$215,326	$249,783
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,285	$3,625
Cash paid for interest	$8,904	$10,403
Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$3,544	$(2,483)
Receivable from sales of equity securities	$—	$1,978
Receivable from maturities of fixed-maturity securities	$—	$15,070
Addition to property and equipment under capital lease	$18	$61

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations.  However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2019 and the results of operations and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2019.  The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on March 8, 2019.

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

Note 2 -- Recent Accounting Pronouncements

Accounting Standard to be Adopted in Fiscal Year 2020

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326), effective January 1, 2020.  This update amends guidance on the recognition and measurement of credit losses for assets held at amortized cost and available-for-sale debt securities.  For assets held at amortized cost, ASU 2016-13 eliminates the probable initial recognition threshold and, instead, requires credit losses to be measured using the Current Expected Credit Loss (“CECL”) model.  The CECL model requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information.  For available-for-sale debt securities, credit losses will continue to be measured in a manner similar to the current standard.  ASU 2016-13 requires a valuation allowance, rather than a write-down, to be recognized for the Company’s expected credit losses.  The valuation allowance account is a deduction from the amortized cost basis of the financial assets to reflect the net amount expected to be collected.  Any subsequent changes to the expected credit losses of the financial assets will be recorded in earnings.  The Company is required to use the modified-retrospective method by recognizing a cumulative-effect adjustment to the beginning retained income of fiscal year 2020.  As for debt securities in which an other-than-temporary impairment had been recognized before the effective date, the prospective transition method will be used.  The Company does not anticipate a material impact on its financial position as a result of adopting this update.

Note 3 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$214,626	$239,458
Restricted cash	700	700
Total	$215,326	$240,158

Restricted cash primarily represents funds held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale.  At September 30, 2019 and December 31, 2018, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of September 30, 2019
U.S. Treasury and U.S. government agencies	$26,399	$92	$(7)	$26,484
Corporate bonds	162,725	2,366	(322)	164,769
State, municipalities, and political subdivisions	9,995	166	—	10,161
Exchange-traded debt	8,746	472	(2)	9,216
Redeemable preferred stock	118	5	—	123
Total	$207,983	$3,101	$(331)	$210,753
As of December 31, 2018
U.S. Treasury and U.S. government agencies	$61,979	$24	$(206)	$61,797
Corporate bonds	103,580	134	(1,809)	101,905
State, municipalities, and political subdivisions	10,567	98	(3)	10,662
Exchange-traded debt	8,426	82	(261)	8,247
Redeemable preferred stock	118	—	(6)	112
Total	$184,670	$338	$(2,285)	$182,723

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.  The scheduled contractual maturities of fixed-maturity securities as of September 30, 2019 and December 31, 2018 are as follows:

	Amortized	Estimated
	Cost	Fair Value
As of September 30, 2019
Due in one year or less	$50,836	$51,056
Due after one year through five years	144,989	146,773
Due after five years through ten years	8,068	8,518
Due after ten years	4,090	4,406
	$207,983	$210,753

	Amortized	Estimated
	Cost	Fair Value
As of December 31, 2018
Due in one year or less	$50,659	$50,574
Due after one year through five years	117,826	116,498
Due after five years through ten years	11,602	11,253
Due after ten years	4,583	4,398
	$184,670	$182,723

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2019 and 2018 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2019	$2,240	$27	$(1)
Three months ended September 30, 2018	$771	$71	$—
Nine months ended September 30, 2019	$5,225	$61	$(2)
Nine months ended September 30, 2018	$78,540	$1,232	$(500)

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

There was no impairment loss recognized for the three and nine months ended September 30, 2019.  The Company did not recognize any impairment loss for the three months ended September 30, 2018.  For the nine months ended September 30, 2018, the Company recognized $80 of impairment loss on one fixed-maturity security.  At September 30, 2019, none of the fixed-maturity securities were considered other-than-temporarily impaired versus one fixed-maturity security at September 30, 2018.

Securities with gross unrealized loss positions at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2019	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(6)	$3,394	$(1)	$699	$(7)	$4,093
Corporate bonds	(1)	4,093	(321)	1,323	(322)	5,416
Exchange-traded debt	(2)	286	—	—	(2)	286
Total	$(9)	$7,773	$(322)	$2,022	$(331)	$9,795

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

At September 30, 2019, there were 11 securities in an unrealized loss position.  Of these securities, five securities had been in an unrealized loss position for 12 months or longer.

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

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable.  At September 30, 2019 and December 31, 2018, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
September 30, 2019	$29,710	$3,179	$(446)	$32,443
December 31, 2018	$45,671	$1,059	$(5,587)	$41,143

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the periods related to equity securities still held.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net gains recognized	$586	$1,097	$6,616	$1,167
Exclude: Net realized (losses) gains recognized for securities sold	(56)	1,487	(645)	5,714
Net unrealized gains (losses) recognized	$642	$(390)	$7,261	$(4,547)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and nine months ended September 30, 2019 and 2018 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2019	$1,504	$43	$(99)
Three months ended September 30, 2018	$15,443	$1,926	$(439)
Nine months ended September 30, 2019	$34,345	$2,230	$(2,875)
Nine months ended September 30, 2018	$55,879	$6,897	$(1,183)

c) Short-Term Investments

Short-term investments consist of the following at September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
Certificates of deposit	$—	$56,519
Zero-coupon commercial paper	495	9,960
Total	$495	$66,479

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

	September 30, 2019			December 31, 2018
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$10,311	$2,085	15.37	$10,169	$2,577	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	6,497	—	1.76	9,219	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	9,415	1,391	0.18	9,023	2,329	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,418	3,300	0.47	1,156	3,706	0.47
Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	3,049	7,629	2.24	2,726	7,692	3.28
Total	$30,690	$14,405		$32,293	$16,304

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)

Except under certain circumstances, withdrawals from the funds or any assignments are not permitted.  Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.

(c)	Expected to have a ten-year term, although the capital commitment period has expired, there are still follow-on investments and pending commitments that require additional fundings.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating results:
Total income	$(100,043)	$959,721	$147,858	$1,168,751
Total expenses	(27,212)	(30,192)	(108,385)	(115,887)
Net income	$(127,255)	$929,529	$39,473	$1,052,864

	September 30,	December 31,
	2019	2018
Balance Sheet:
Total assets	$6,690,633	$6,689,792
Total liabilities	$466,985	$394,029

For the three and nine months ended September 30, 2019, the Company recognized net investment income of $476 and $1,308, respectively, for these investments.  During the three and nine months ended September 30, 2019, the Company received total cash distributions of $724 and $4,810, respectively. Cash distributions representing return on investment were $31 and $3,647 for the three and nine months ended September 30, 2019, respectively.

For the three and nine months ended September 30, 2018, the Company recognized net investment income of $1,964 and $2,816, respectively.  During the three months ended September 30, 2018, the Company received total cash distributions of $1,156, representing $270 of returned capital and $886 of return on investment.  During the nine months ended September 30, 2018, the Company received total cash distributions of $1,879, representing $384 of returned capital and $1,495 of return on investment.  At September 30, 2019 and December 31, 2018, the Company’s cumulative contributed capital to the partnerships at each respective balance sheet date totaled $30,253 and $28,354, respectively, and the Company’s maximum exposure to loss aggregated $30,690 and $32,293, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

e) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At September 30, 2019 and December 31, 2018, the Company’s maximum exposure to loss relating to the variable interest entity was $774 and $845, respectively, representing the carrying value of the investment.  There were no cash distributions during the three months ended September 30, 2019 and 2018. The Company did not receive any cash distribution during the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, the Company received a cash distribution of $764, representing a combined distribution of $68 in earnings and $696 in capital. At September 30, 2019 and December 31, 2018, there was no undistributed income from this equity method investment.  The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating results:
Total revenues and gain	$—	$—	$2	$438
Total expenses	(18)	(12)	(80)	(83)
Net (loss) income	$(18)	$(12)	$(78)	$355
The Company’s share of net (loss) income*	$(17)	$(10)	$(71)	$320

*	Included in net investment income in the Company’s consolidated statements of income.

	September 30,	December 31,
	2019	2018
Balance Sheet:
Property and equipment, net	$750	$787
Cash	124	149
Other	4	5
Total assets	$878	$941

Other liabilities	$18	$3
Members’ capital	860	938
Total liabilities and members’ capital	$878	$941
Investment in unconsolidated joint venture, at equity**	$774	$845

**	Includes the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

f) Real Estate Investments

Real estate investments consist of the following as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
Land	$32,473	$23,884
Land improvements	10,255	8,717
Buildings	19,207	19,201
Tenant and leasehold improvements	1,379	1,261
Other	5,112	5,266
Total, at cost	68,426	58,329
Less: accumulated depreciation and amortization	(4,972)	(3,839)
Real estate investments	$63,454	$54,490

On February 27, 2019, the Company acquired approximately nine acres of undeveloped land located near its current headquarters in Tampa, Florida for a purchase price of $8,500, which was primarily financed by the Company’s revolving credit facility.  The transaction was accounted for as an asset acquisition.  As such, all acquisition-related costs were capitalized.

Depreciation and amortization expense related to real estate investments was $379 and $389 for the three months ended September 30, 2019 and 2018, respectively, and $1,133 and $1,185 for the nine months ended September 30, 2019 and 2018, respectively.

g) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Available-for-sale fixed-maturity securities	$1,637	$1,273	$4,794	$3,531
Equity securities	305	486	979	1,641
Investment expense	(114)	(137)	(349)	(447)
Limited partnership investments	476	1,964	1,308	2,816
Real estate investments	(28)	22	173	239
(Loss) income from unconsolidated joint venture	(17)	(10)	(71)	320
Cash and cash equivalents	1,354	889	3,908	2,531
Short-term investments	8	567	383	1,040
Net investment income	$3,621	$5,054	$11,125	$11,671

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Comprehensive Income (Loss)

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

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
					Income Tax
	Before	Income Tax	Net of	Before	Expense	Net of
	Tax	Expense	Tax	Tax	(Benefit)	Tax
Unrealized gain arising during the period	$447	$90	$357	$35	$9	$26
Call and repayment gains charged to investment income	(2)	—	(2)	(19)	(5)	(14)
Reclassification adjustment for realized gains	(26)	(7)	(19)	(71)	(17)	(54)
Total other comprehensive gain (loss)	$419	$83	$336	$(55)	$(13)	$(42)

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
					Income Tax
	Before	Income Tax	Net of	Before	Expense	Net of
	Tax	Expense	Tax	Tax	(Benefit)	Tax
Unrealized gain (loss) arising during the period	$4,777	$1,188	$3,589	$(2,658)	$(673)	$(1,985)
Other-than-temporary impairment loss	—	—	—	80	20	60
Call and repayment gains charged to investment income	(1)	—	(1)	(15)	(4)	(11)
Reclassification adjustment for realized gains	(59)	(15)	(44)	(732)	(185)	(547)
Total other comprehensive gain (loss)	$4,717	$1,173	$3,544	$(3,325)	$(842)	$(2,483)

Note 6 -- Fair Value Measurements

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

Limited Partnership Investments

As described in Note 4 -- “Investments” under Limited Partnership Investments, the Company has interests in limited partnerships which are private equity funds.  Pursuant to U.S. GAAP, these funds are required to use fair value accounting; therefore, the estimated fair value approximates the carrying value of these funds.

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

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis.  The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2019
Financial Assets:
Cash and cash equivalents	$214,626	$—	$—	$214,626
Restricted cash	$700	$—	$—	$700
Short-term investments	$495	$—	$—	$495
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$25,483	$1,001	$—	$26,484
Corporate bonds	164,769	—	—	164,769
State, municipalities, and political subdivisions	—	10,161	—	10,161
Exchange-traded debt	9,216	—	—	9,216
Redeemable preferred stock	123	—	—	123
Total available-for-sale securities	199,591	11,162	—	210,753
Equity securities	$32,443	$—	$—	$32,443

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018
Financial Assets:
Cash and cash equivalents	$239,458	$—	$—	$239,458
Restricted cash	$700	$—	$—	$700
Short-term investments	$66,479	$—	$—	$66,479
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$60,297	$1,500	$—	$61,797
Corporate bonds	101,905	—	—	101,905
State, municipalities, and political subdivisions	—	10,662	—	10,662
Exchange-traded debt	8,247	—	—	8,247
Redeemable preferred stock	112	—	—	112
Total available-for-sale securities	$170,561	$12,162	$—	$182,723
Equity securities	$41,143	$—	$—	$41,143

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of September 30, 2019 and December 31, 2018:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2019
Financial Assets:
Limited partnership investments	$30,690	$—	$—	$30,690	$30,690
Financial Liabilities:
Revolving credit facility	$9,750	$9,750	$—	$—	$9,750
Long-term debt:
4.25% Convertible senior notes	$133,058	$—	$142,852	$—	$142,852
3.95% Promissory note	8,927	—	—	8,963	8,963
4% Promissory note	7,363	—	—	7,632	7,632
3.75% Callable promissory note	7,919	—	—	7,954	7,954
4.55% Promissory note	5,665	—	—	5,962	5,962
Total long-term debt	$162,932	$—	$142,852	$30,511	$173,363

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2018
Financial Assets:
Limited partnership investments	$32,293	$—	$—	$32,293	$32,293
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$89,181	$—	$89,824	$—	$89,824
4.25% Convertible senior notes	130,120	—	145,617	—	145,617
3.95% Promissory note	9,077	—	—	9,128	9,128
4% Promissory note	7,732	—	—	7,788	7,788
3.75% Callable promissory note	8,159	—	—	8,001	8,001
4.55% Promissory note	5,826	—	—	6,025	6,025
Total long-term debt	$250,095	$—	$235,441	$30,942	$266,383

Note 7 -- Other Assets

The following table summarizes the Company’s other assets.

	September 30,	December 31,
	2019	2018
Benefits receivable related to retrospective reinsurance contract	$6,960	$3,136
Prepaid expenses	2,411	2,069
Deposits	1,767	1,413
Lease acquisition costs, net	559	620
Right-of-use assets – operating leases	557	—
Other	1,197	1,766
Total other assets	$13,451	$9,004

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 8 -- Revolving Credit Facility

In February 2019, the Company borrowed $8,000 to fund the purchase of the undeveloped land as described in Note 4 -- “Investments” under Real Estate Investments. The Company incurred and capitalized $459 of issuance costs in other assets. Thereafter, the Company borrowed an additional amount of $1,750 for real estate investment purposes.  For the three months ended September 30, 2019, interest expense was $132 including $39 of amortization of issuance costs.  For the nine months ended September 30, 2019, interest expense totaled $328, which included $118 of amortized issuance costs. At September 30, 2019, the Company was in compliance with all required covenants, and there were $9,750 of borrowings outstanding.

Note 9 -- Long-Term Debt

The following table summarizes the Company’s long-term debt.

	September 30,	December 31,
	2019	2018
3.875% Convertible senior notes, due March 15, 2019	$—	$89,990
4.25% Convertible senior notes, due March 1, 2037	143,750	143,750
3.95% Promissory note, due through February 17, 2020	8,943	9,125
4% Promissory note, due through February 1, 2031	7,475	7,857
3.75% Callable promissory note, due through September 1, 2036	8,040	8,290
4.55% Promissory note, due through August 1, 2036	5,761	5,928
Finance lease liabilities, due through August 15, 2023	64	55
Total principal amount	174,033	264,995
Less: unamortized discount and issuance costs	(11,037)	(14,845)
Total long-term debt	$162,996	$250,150

The following table summarizes future maturities of long-term debt as of September 30, 2019, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following September 30,
2019	$10,064
2020	1,166
2021	144,963
2022	1,258
2023	1,297
Thereafter	15,285
Total	$174,033

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Expense:
Contractual interest	$1,835	$2,717	$6,229	$8,024
Non-cash expense (a)	1,018	1,888	3,807	5,556
Capitalized interest (b)	(78)	(53)	(236)	(53)
	$2,775	$4,552	$9,800	$13,527

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project.

Convertible Senior Notes

On March 15, 2019, the Company repaid the remaining principal balance of its 3.875% Convertible Notes totaling $89,990 plus accrued interest of $1,744.  Prior to the repayment, the conversion rate of the 3.875% Convertible Notes was 16.4074 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.95 per share.

4.25% Convertible Notes.  Since May 2018, the Company’s cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of September 30, 2019, the conversion rate of the Company’s 4.25% Convertible Notes was 16.3481 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.17 per share.

As of September 30, 2019, the remaining amortization period of the debt discount for 4.25% Convertible Notes was expected to be 2.42 years.

Note 10 -- Reinsurance

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Premiums Written:
Direct	$97,331	$90,370	$298,384	$292,986
Assumed	—	(10)	(2)	(107)
Gross written	97,331	90,360	298,382	292,879
Ceded	(31,568)	(31,986)	(94,298)	(97,190)
Net premiums written	$65,763	$58,374	$204,084	$195,689
Premiums Earned:
Direct	$86,002	$85,804	$251,916	$255,840
Assumed	—	359	(2)	2,014
Gross earned	86,002	86,163	251,914	257,854
Ceded	(31,568)	(31,986)	(94,298)	(97,190)
Net premiums earned	$54,434	$54,177	$157,616	$160,664

The Company recognized ceded losses of $113,888 in each of the three and nine months ended September 30, 2019.  During the three and nine months ended September 30, 2018, ceded losses of $27 and $58,493, respectively, were recognized as a reduction in losses and losses adjustment expenses. At September 30, 2019 and December 31, 2018, there were 31 and 38 reinsurers, respectively, participating in the Company’s reinsurance program.  Total amounts recoverable and receivable from reinsurers at September 30, 2019 and December 31, 2018 were $163,444 and $123,911, respectively.  Approximately 40.4% of the reinsurance recoverable balance at September 30, 2019 was concentrated in four reinsurers.  Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligations to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of September 30, 2019.

One of the reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three and nine months ended September 30, 2019, the Company recognized reductions in premiums ceded of $2,520 and $4,258, respectively, related to these adjustments.  In contrast, these adjustments were reflected in the consolidated statements of income as a net reduction in ceded premiums of $600 for the three months ended September 30, 2018 and a net increase in ceded premiums of $115 for the nine months ended September 30, 2018. Included in the three and nine months ended September 30, 2018 were $0 and $448, respectively, attributable to the Company’s contract with Oxbridge Reinsurance Limited, a related party, which was terminated effective June 1, 2018.

In addition, adjustments related to retrospective provisions are reflected in other assets.  At September 30, 2019 and December 31, 2018, other assets included $6,960 and $3,136 related to these adjustments, respectively. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 11 -- Losses and Loss Adjustment Expenses

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net balance, beginning of period*	$95,345	$89,389	$94,826	$97,818
Incurred, net of reinsurance, related to:
Current period	25,177	21,250	70,914	61,657
Prior period	2,150	4,519	7,702	5,570
Total incurred, net of reinsurance	27,327	25,769	78,616	67,227
Paid, net of reinsurance, related to:
Current period	(15,111)	(14,397)	(32,819)	(28,554)
Prior period	(12,763)	(13,242)	(45,825)	(48,972)
Total paid, net of reinsurance	(27,874)	(27,639)	(78,644)	(77,526)
Net balance, end of period	94,798	87,519	94,798	87,519
Add: reinsurance recoverable	143,123	50,895	143,123	50,895
Gross balance, end of period	$237,921	$138,414	$237,921	$138,414

*Net balance represents beginning-of-period liability for unpaid losses and loss adjustment expenses less beginning-of-period reinsurance recoverable for unpaid losses and loss adjustment expenses.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events.  Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted.  During the three and nine months ended September 30, 2019, the Company recognized losses related to prior periods of $2,150 and $7,702, respectively, which were primarily attributable to unfavorable development resulting from litigation.  Included in adverse development for the nine months ended September 30, 2019 were losses related to Hurricane Matthew of $1,052.  Losses for the 2019 loss year included estimated losses of $6,500 related to one severe storm event during the first quarter.  During the three months ended September 30, 2019, the Company increased its estimated gross losses for Hurricane Irma from $411,000 to $514,000 and for Hurricane Michael from $22,250 to $33,000 due to an increase in the number of claims and lawsuits.  These increases had no impact to the Company’s results of operations as these additional losses were entirely ceded.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 12 -- Segment Information

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

For the three months ended September 30, 2019 and 2018, revenues from the Company’s insurance operations before intracompany elimination represented 95.2% and 95.3%, respectively, of total revenues of all operating segments.  For the nine months ended September 30, 2019 and 2018, revenues from the Company’s insurance operations before intracompany elimination represented 95.0% and 95.3%, respectively, of total revenues of all operating segments.  At September 30, 2019 and December 31, 2018, insurance operations’ total assets represented 86.2% and 85.5%, respectively, of the combined assets of all operating segments.  The following tables present segment information reconciled to the Company’s consolidated statements of income.  Intersegment transactions are not eliminated from segment results.  However, intracompany transactions are eliminated in segment results below.

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2019	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$54,434	$—	$—	$—	$54,434
Net investment income	3,365	—	461	(205)	3,621
Net realized investment (losses) gains	(33)	—	3	—	(30)
Net unrealized investment gains	533	—	109	—	642
Policy fee income	811	—	—	—	811
Other	186	2,317	1,341	(3,343)	501
Total revenue	59,296	2,317	1,914	(3,548)	59,979
Expenses:
Losses and loss adjustment expenses	27,327	—	—	—	27,327
Amortization of deferred policy acquisition costs	9,556	—	—	—	9,556
Interest expense	1	409	2,659	(162)	2,907
Depreciation and amortization	29	627	261	(530)	387
Other	7,978	1,292	5,669	(2,856)	12,083
Total expenses	44,891	2,328	8,589	(3,548)	52,260
Income (loss) before income taxes	$14,405	$(11)	$(6,675)	$—	$7,719
Total revenue from non-affiliates(c)	$59,296	$1,910	$1,466

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2018	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$54,177	$—	$—	$—	$54,177
Net investment income	2,777	—	2,377	(100)	5,054
Net realized investment gains	1,227	—	399	—	1,626
Net unrealized investment (losses) gains	(478)	—	88	—	(390)
Policy fee income	843	—	—	—	843
Other	80	2,318	1,214	(3,179)	433
Total revenue	58,626	2,318	4,078	(3,279)	61,743
Expenses:
Losses and loss adjustment expenses	25,769	—	—	—	25,769
Amortization of deferred policy acquisition costs	8,996	—	—	—	8,996
Interest expense	—	393	4,270	(111)	4,552
Depreciation and amortization	32	592	242	(540)	326
Other	6,187	1,166	5,452	(2,628)	10,177
Total expenses	40,984	2,151	9,964	(3,279)	49,820
Income (loss) before income taxes	$17,642	$167	$(5,886)	$—	$11,923
Total revenue from non-affiliates(c)	$58,626	$1,935	$3,806

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

	Insurance	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2019	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$157,616	$—	$—	$—	$157,616
Net investment income	9,381	—	2,064	(320)	11,125
Net realized investment gains (losses)	33	—	(568)	—	(535)
Net unrealized investment gains	5,951	—	1,310	—	7,261
Policy fee income	2,406	—	—	—	2,406
Other	524	7,009	4,590	(10,753)	1,370
Total revenue	175,911	7,009	7,396	(11,073)	179,243
Expenses:
Losses and loss adjustment expenses	78,616	—	—	—	78,616
Amortization of deferred policy acquisition costs	26,982	—	—	—	26,982
Interest expense	2	1,174	9,374	(422)	10,128
Depreciation and amortization	82	1,878	791	(1,586)	1,165
Other	22,842	3,866	17,392	(9,065)	35,035
Total expenses	128,524	6,918	27,557	(11,073)	151,926
Income (loss) before income taxes	$47,387	$91	$(20,161)	$—	$27,317
Total revenue from non-affiliates(c)	$175,911	$5,787	$6,088

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2018	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$160,664	$—	$—	$—	$160,664
Net investment income	7,520	1	3,941	209	11,671
Net realized investment gains	4,982	—	1,538	—	6,520
Net unrealized investment losses	(3,985)	—	(562)	—	(4,547)
Net other-than-temporary impairment losses	—	—	(80)	—	(80)
Policy fee income	2,563	—	—	—	2,563
Other	452	6,965	3,948	(9,861)	1,504
Total revenue	172,196	6,966	8,785	(9,652)	178,295
Expenses:
Losses and loss adjustment expenses	67,227	—	—	—	67,227
Amortization of deferred policy acquisition costs	26,506	—	—	—	26,506
Interest expense	—	1,176	12,700	(349)	13,527
Depreciation and amortization	98	1,788	751	(1,638)	999
Other	20,135	3,202	16,117	(7,665)	31,789
Total expenses	113,966	6,166	29,568	(9,652)	140,048
Income (loss) before income taxes	$58,230	$800	$(20,783)	$—	$38,247
Total revenue from non-affiliates(c)	$172,196	$5,818	$7,945

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	September 30,	December 31,
	2019	2018
Segment:
Insurance Operations	$702,651	$615,983
Real Estate Operations	93,279	83,828
Corporate and Other	65,956	146,651
Consolidation and Elimination	(18,387)	(13,599)
Total assets	$843,499	$832,863

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Leases

At September 30, 2019, the Company had operating leases’ ROU assets and corresponding liabilities of $557 and $590, respectively. In addition, the Company had finance leases with ROU assets of $79 and corresponding lease liabilities of $64 at September 30, 2019.  The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Storage units	2 years	Yes	(b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a)	At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)	There are no variable lease payments.
(c)	Rent escalation provisions exist.
(d)	There is a bargain purchase option.

As of September 30, 2019, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following September 30,
2019	$330	$19
2020	248	19
2021	54	18
2022	—	13
Total lease payments	632	69
Less: interest and foreign taxes	42	5
Total lease obligations	$590	$64

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regard to the Company’s operating and finance leases.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$4	$10
Interest expense	1	2
Operating lease costs*	90	244
Short-term lease costs*	37	141
Total lease costs	$132	$397
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$1	$2
Operating cash flows – operating leases	$80	$239
Financing cash flows – finance leases	$4	$9

	September 30, 2019
Weighted-average remaining lease term:
Finance leases (in years)	3.8
Operating leases (in years)	1.9
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	4.0%

*	Included in other operating expenses of the consolidated statement of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)	There are no purchase options.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Income Taxes

During the three months ended September 30, 2019 and 2018, the Company recorded approximately $1,866 and $2,926 respectively, of income taxes, which resulted in effective tax rates of 24.2% and 24.5%, respectively.  During the nine months ended September 30, 2019 and 2018, the Company recorded approximately $7,173 and $12,056, respectively, of income taxes, which resulted in effective tax rates of 26.3% and 31.5%, respectively.  The decrease in the effective tax rate in 2019 as compared with the corresponding period in the prior year was primarily attributable to the derecognition of deferred tax assets of $1,620 for restricted stock awards with market-based vesting conditions that would not vest and the disallowance of the deductibility of the $1,727 expense representing dividends cumulatively paid on such restricted stock awards, both of which occurred in the second quarter of 2018 (see Restricted Stock Awards in Note 17 -- “Stock-Based Compensation”). Furthermore, in September 2019, the Florida corporate income tax rate was reduced from 5.5% to 4.458%, which was effective retroactively to January 1, 2019.  The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Note 15 -- Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders.  These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$5,853			$8,997
Less: Income attributable to participating securities	(325)			(591)
Basic Earnings Per Share:
Income allocated to common stockholders	5,528	7,531	$0.73	8,406	7,791	$1.08
Effect of Dilutive Securities:
Stock options	—	8		—	17
Convertible senior notes*	—	—		3,188	3,808
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$5,528	7,539	$0.73	$11,594	11,616	$1.00

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$20,144			$26,191
Less: Income attributable to participating securities**	(1,114)			(92)
Basic Earnings Per Share:
Income allocated to common stockholders	19,030	7,644	$2.49	26,099	7,931	$3.29
Effect of Dilutive Securities:
Stock options	—	14		—	17
Convertible senior notes	6,828	2,745		9,481	3,803
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$25,858	10,403	$2.49	$35,580	11,751	$3.03

*	Convertible senior notes for the three months ended September 30, 2019 were excluded due to anti-dilutive effect.
**

Income attributable to participating securities for the nine months ended September 30, 2018 included the reclassification of cumulative dividends paid on certain restricted stock with market-based vesting conditions from retained income to expense.  See Restricted Stock Awards in Note 17 -- “Stock-Based Compensation” for additional information.

Note 16 -- Stockholders’ Equity

Common Stock

In December 2018, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees.  During the three months ended September 30, 2019, the Company repurchased and retired a total of 175,160 shares at a weighted average price per share of $40.99 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2019 was $7,185 or $41.02 per share. During the nine months ended September 30, 2019, the Company repurchased and retired a total of 367,736 shares at a weighted average price per share of $41.28 under this authorized repurchase plan.  The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2019 was $15,191, or $41.31 per share.

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

On July 2, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share.  The dividends were paid on September 20, 2019 to stockholders of record on August 6, 2019.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan.  Only the 2012 Plan is active and available for future grants.  At September 30, 2019, there were 1,733,271 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine months ended September 30, 2019 and 2018 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2019	240,000	$37.19	8.8 years	$3,278
Granted	110,000	$53.00
Outstanding at March 31, 2019	350,000	$42.16	8.5 years	$1,329
Exercised	10,000	$6.30
Outstanding at June 30, 2019	340,000	$43.21	8.4 years	$445
Outstanding at September 30, 2019	340,000	$43.21	8.1 years	$1,057
Exercisable at September 30, 2019	92,500	$36.36	7.0 years	$627

Outstanding at January 1, 2018	130,000	$34.82	8.2 years	$472
Granted	110,000	$40.00
Outstanding at March 31, 2018	240,000	$37.19	8.8 years	$637
Outstanding at June 30, 2018	240,000	$37.19	8.6 years	$749
Outstanding at September 30, 2018	240,000	$37.19	8.3 years	$1,574
Exercisable at September 30, 2018	47,500	$25.81	6.0 years	$852

There were 10,000 options exercised during the nine months ended September 30, 2019.  During the three months ended September 30, 2019, the Company recognized a reduction in realized tax benefits of $3 resulting from the change in the Florida corporate income tax rate described in Note 14 -- “Income Taxes.”  Tax benefits realized for the exercise of common stock options totaled $85 for the nine months ended September 30, 2019.  For the three months ended September 30, 2019 and 2018, the Company recognized $222 and $138, respectively, of compensation expense which was included in general and administrative personnel expenses.  For the nine months ended September 30, 2019 and 2018, the Company recognized $647 and $384, respectively, of compensation expense.  Deferred tax benefits related to stock options were $18 and $20 for the three months ended September 30, 2019 and 2018, and $57 and $59 for the nine months ended September 30, 2019 and 2018, respectively.  At September 30, 2019 and December 31, 2018, there was $2,057 and $1,359, respectively, of unrecognized compensation expense related to nonvested stock options.  The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.7 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the nine months ended September 30, 2019 and 2018:

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2019	632,296	$33.33
Granted	40,000	$47.94
Vested	(21,250)	$37.69
Forfeited	(4,681)	$42.79
Nonvested at March 31, 2019	646,365	$34.03
Granted	133,160	$41.30
Vested	(84,914)	$41.58
Forfeited	(264,211)	$23.81
Nonvested at June 30, 2019	430,400	$41.06
Granted	7,244	$41.76
Forfeited	(2,351)	$41.97
Nonvested at September 30, 2019	435,293	$41.07

Nonvested at January 1, 2018	597,690	$32.82
Granted	40,000	$34.92
Vested	(28,643)	$45.17
Forfeited	(17,905)	$38.55
Nonvested at March 31, 2018	591,142	$31.53
Granted	143,360	$43.83
Vested	(59,974)	$40.09
Forfeited	(27,115)	$32.76
Nonvested at June 30, 2018	647,413	$33.41
Granted	6,500	$39.80
Forfeited	(7,432)	$41.60
Nonvested at September 30, 2018	646,481	$33.38

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,524 and $1,231 for the three months ended September 30, 2019 and 2018, respectively, and $4,047 and $2,890 for the nine months ended September 30, 2019 and 2018, respectively.  At September 30, 2019 and December 31, 2018, there was approximately $14,392 and $11,199, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements.  The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.7 years.  The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Deferred tax benefits recognized	$282	$264	$772	$600
Tax benefits realized for restricted stock and paid dividends	$1	$68	$986	$916
Fair value of vested restricted stock	$—	$—	$4,331	$3,698

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In May 2019, 260,000 shares of the Company’s restricted stock awards granted to employee and nonemployee directors were forfeited for not meeting their market-based vesting conditions.  For the same reason, the Company expects another 24,000 shares of restricted stock awards with similar vesting conditions to be forfeited in November 2019.  Any dividend payment associated with these awards was expensed when declared.  As a result, for the three months ended September 30, 2019, the Company recognized dividends of $10 related to these awards in other operating expenses. For the nine months ended September 30, 2019, the Company recognized dividends of $237 in general and administrative personnel expenses for $170 and in other operating expenses for $67.  In May 2018, the Company reclassified from retained income dividends of $1,727 cumulatively paid on these unvested restricted stock awards to general and administrative personnel expenses for $1,346 and to other operating expenses for $381.  Therefore, for the three months ended September 30, 2018, the Company recognized dividends of $98 in general and administrative personnel expenses for $80 and in other operating expenses for $18. For the nine months ended September 30, 2018, dividends totaling $1,825 was recognized in general and administrative personnel expenses for $1,426 and in other operating expenses for $399.

Note 18 -- Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contract

As of September 30, 2019, the Company has a contractual obligation related to one multi-year reinsurance contract.  This contract may be cancelled only with the other party’s consent.  The future minimum aggregate premium amounts payable to the reinsurer is $2,967 due in 12 months following September 30, 2019.  Reinsurance premiums payable after December 31, 2019 are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.

Capital Commitment

As described in Note 4 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for four limited partnership interests. At September 30, 2019, there was an aggregate unfunded balance of $14,405.

Note 19 -- Subsequent Events

On October 17, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share.  The dividends are payable on December 20, 2019 to stockholders of record on November 15, 2019.

On October 22, 2019, Homeowners Choice Property & Casualty Insurance Company, Inc., the Company’s wholly owned insurance subsidiary, was approved by the Florida Office of Insurance Regulation to assume approximately 2,700 policies from Citizens Property Insurance Corporation, a Florida state-supported insurer.  Annualized gross written premiums from this assumption approximate $7,300.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based InsurTech company that, through its subsidiaries, is engaged in property and casualty insurance, reinsurance, real estate and information technology.  Based on our organizational structure, revenue sources, and evaluation of financial and operating performances by management, we manage the following operations:

a)	Insurance Operations
▪	Property and casualty insurance
▪	Reinsurance
b)	Real Estate Operations
c)	Other Operations
▪	Information technology
▪	Other auxiliary operations

For the three months ended September 30, 2019 and 2018, revenues from insurance operations before intracompany elimination represented 95.2% and 95.3%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2019 and 2018, revenues from insurance operations before intracompany elimination represented 95.0% and 95.3%, respectively, of total revenues of all operating segments. At September 30, 2019 and December 31, 2018, insurance operations’ total assets represented 86.2% and 85.9%, respectively, of the combined assets of all operating segments.  See Note 12 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Since the beginning of 2019, TypTap business has expanded rapidly.  Over the nine-month period, TypTap’s policies in force have grown by 90.5% to approximately 19,500 policies.  We expect this expansion to continue and contribute to our future growth.

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

Real Estate Operations

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes.  Properties used in operations consist of our Tampa headquarters building and a secondary insurance operations site in Ocala, Florida.  Our investment properties include one full-service restaurant, retail shopping centers, one office building, two marinas, and undeveloped land near our headquarters in Tampa, Florida which we acquired in February 2019.  See Note 4 -- “Investments” under Real Estate Investments to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Recent Events

On October 17, 2019, our Board of Directors declared a quarterly dividend of $0.40 per common share.  The dividends are payable on December 20, 2019 to stockholders of record on November 15, 2019.

On October 22, 2019, HCPCI, was approved by the Florida Office of Insurance Regulation to assume approximately 2,700 policies from Citizens Property Insurance Corporation, a Florida state-supported insurer.  Annualized gross premiums written from this assumption approximate $7,300,000.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenue
Gross premiums earned	$86,002	$86,163	$251,914	$257,854
Premiums ceded	(31,568)	(31,986)	(94,298)	(97,190)
Net premiums earned	54,434	54,177	157,616	160,664
Net investment income	3,621	5,054	11,125	11,671
Net realized investment (losses) gains	(30)	1,626	(535)	6,520
Net unrealized investment gains (losses)	642	(390)	7,261	(4,547)
Net other-than-temporary impairment losses	—	—	—	(80)
Policy fee income	811	843	2,406	2,563
Other income	501	433	1,370	1,504
Total operating revenue	59,979	61,743	179,243	178,295
Operating Expenses
Losses and loss adjustment expenses	27,327	25,769	78,616	67,227
Policy acquisition and other underwriting expenses	10,988	9,829	30,738	29,148
General and administrative personnel expenses	7,951	6,781	23,313	20,904
Interest expense	2,907	4,552	10,128	13,527
Other operating expenses	3,087	2,889	9,131	9,242
Total operating expenses	52,260	49,820	151,926	140,048
Income before income taxes	7,719	11,923	27,317	38,247
Income tax expense	1,866	2,926	7,173	12,056
Net income	$5,853	$8,997	$20,144	$26,191
Ratios to Net Premiums Earned:
Loss Ratio	50.20%	47.56%	49.88%	41.84%
Expense Ratio	45.80%	44.39%	46.51%	45.33%
Combined Ratio	96.00%	91.95%	96.39%	87.17%
Ratios to Gross Premiums Earned:
Loss Ratio	31.78%	29.91%	31.21%	26.07%
Expense Ratio	28.99%	27.91%	29.10%	28.24%
Combined Ratio	60.77%	57.82%	60.31%	54.31%
Earnings Per Share Data:
Basic	$0.73	$1.08	$2.49	$3.29
Diluted	$0.73	$1.00	$2.49	$3.03

Comparison of the Three Months ended September 30, 2019 to the Three Months ended September 30, 2018

Our results of operations for the three months ended September 30, 2019 reflect income available to common stockholders of approximately $5,853,000, or $0.73 earnings per diluted common share, compared with approximately $8,997,000, or $1.00 earnings per diluted common share, for the three months ended September 30, 2018. The quarter-over-quarter decrease in pre-tax income was primarily due to an increase in losses and loss adjustment expenses of $1,558,000, an increase in policy acquisition and underwriting expenses of $1,159,000, increased payroll costs of $1,170,000, and a net decrease in income from our investment portfolio of $624,000, offset by a $1,645,000 decrease in interest expense.

Revenue

Gross Premiums Earned for the three months ended September 30, 2019 and 2018 were approximately $86,002,000 and $86,163,000, respectively.  Although the number of policies in force and gross premiums written from TypTap business have increased steadily, these premiums have yet to be earned over the term of the policies.

Premiums Ceded for the three months ended September 30, 2019 and 2018 were approximately $31,568,000 and $31,986,000, respectively, representing 36.7% and 37.1%, respectively, of gross premiums earned.  The $418,000 decrease was primarily attributable to a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract, offset by an increase in premiums ceded attributable to a lower retention level effective June 1, 2018.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement.  The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.  For the three months ended September 30, 2019, premiums ceded included a decrease of approximately $2,520,000 related to retrospective provisions compared with a net reduction of approximately $600,000 for the three months ended September 30, 2018. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended September 30, 2019 and 2018 totaled approximately $65,763,000 and $58,374,000, respectively.  Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2019 resulted from an increase in gross premiums written from the growth of TypTap business. We had approximately 125,000 policies in force at September 30, 2019 as compared with approximately 128,000 policies in force at September 30, 2018.

Net Premiums Earned for the three months ended September 30, 2019 and 2018 were approximately $54,434,000 and $54,177,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended
	September 30,
	2019	2018
Net Premiums Written	$65,763	$58,374
Increase in Unearned Premiums	(11,329)	(4,197)
Net Premiums Earned	$54,434	$54,177

Net Realized Investment Losses for the three months ended September 30, 2019 were approximately $30,000 versus approximately $1,626,000 of net realized investment gains for the three months ended September 30, 2018.  The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio.

Net Unrealized Investment Gains for the three months ended September 30, 2019 were approximately $642,000 versus approximately $390,000 of net unrealized investment losses for the three months ended September 30, 2018, reflecting a net favorable change in the fair value of equity securities.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $27,327,000 and $25,769,000 for the three months ended September 30, 2019 and 2018, respectively.  The $1,558,000 increase primarily resulted from the strengthening of loss reserves pertaining to non-catastrophe claims during the third quarter.  See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2019 and 2018 were approximately $10,988,000 and $9,829,000, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, and premium taxes.  The $1,159,000 increase was primarily attributable to higher agent commission rates and property inspection costs associated with the organic growth of TypTap business.

General and Administrative Personnel Expenses for the three months ended September 30, 2019 and 2018 were approximately $7,951,000 and $6,781,000, respectively.  Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense.  In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $1,170,000 was primarily attributable to higher share-based compensation expense, an increase in the headcount of temporary and full-time employees, and merit increases for non-executive employees effective in late March 2019 offset by capitalized and recoverable payroll costs.

Interest Expense for the three months ended September 30, 2019 and 2018 was approximately $2,907,000 and $4,552,000, respectively.  The $1,645,000 decrease resulted from the repayment of our 3.875% Convertible Senior Notes in March 2019.

Income Tax Expense for the three months ended September 30, 2019 and 2018 was approximately $1,866,000 and $2,926,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 24.2% for 2019 and 24.5% for 2018.

Ratios:

The loss ratio applicable to the three months ended September 30, 2019 (losses and loss adjustment expenses incurred related to net premiums earned) was 50.2% compared with 47.6% for the three months ended September 30, 2018.  The increase was primarily due to an increase in losses and loss adjustment expenses as described previously.

The expense ratio applicable to the three months ended September 30, 2019 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 45.8% compared with 44.4% for the three months ended September 30, 2018.  The increase in our expense ratio was primarily attributable to the increase in policy acquisition, underwriting and personnel expenses, offset by the decrease in interest expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income.  Our combined ratio for the three months ended September 30, 2019 was 96.0% compared with 92.0% for the three months ended September 30, 2018.  The increase was attributable to a net increase in total expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance.  The combined ratio to gross premiums earned for the three months ended September 30, 2019 was 60.8% compared with 57.8% for the three months ended September 30, 2018.  The increase in 2019 was attributable to the factors described above.

Comparison of the Nine Months ended September 30, 2019 to the Nine Months ended September 30, 2018

Our results of operations for the nine months ended September 30, 2019 reflect income available to common stockholders of approximately $20,144,000, or $2.49 earnings per diluted common share, compared with approximately $26,191,000, or $3.03 earnings per diluted common share, for the nine months ended September 30, 2018.  The period-over-period decrease was primarily due to a $3,048,000 decrease in net premiums earned and $11,389,000 increase in losses and loss adjustment expenses, offset by a net increase in income from our investment portfolio of $4,833,000, which contributed to a decrease in pre-tax income of $10,930,000.  In addition, our income tax expense in 2018 was negatively impacted by the factors described in Note 14 -- “Income Taxes” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2019 and 2018 were approximately $251,914,000 and $257,854,000, respectively.  The decrease in 2019 compared with the corresponding period in 2018 was primarily attributable to a net decrease in policies in force.

Premiums Ceded for the nine months ended September 30, 2019 and 2018 were approximately $94,298,000 and $97,190,000, respectively, representing 37.4% and 37.7%, respectively, of gross premiums earned.  The $2,892,000 decrease was primarily attributable to a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract as opposed to a net increase of premiums ceded associated with retrospective provisions and the recognition of additional premiums ceded of approximately $1,222,000 resulting from the termination of our reinsurance contract with Oxbridge Reinsurance Limited, a related party, in the corresponding period in 2018.

For the nine months ended September 30, 2019, premiums ceded included a reduction of approximately $4,258,000 related to retrospective provisions.  For the nine months ended September 30, 2018, premiums ceded included a net increase of approximately $115,000 related to retrospective provisions.  See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the nine months ended September 30, 2019 and 2018 totaled approximately $204,084,000 and $195,689,000, respectively.  The $8,395,000 increase in 2019 resulted primarily from an increase in gross premiums written from the growth in TypTap business combined with the decrease in premiums ceded as described above.

Net Premiums Earned for the nine months ended September 30, 2019 and 2018 were approximately $157,616,000 and $160,664,000, respectively, and reflect gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net Premiums Written	$204,084	$195,689
Increase in Unearned Premiums	(46,468)	(35,025)
Net Premiums Earned	$157,616	$160,664

Net Realized Investment Losses for the nine months ended September 30, 2019 were approximately $535,000 as opposed to approximately $6,520,000 of net realized investment gains for the nine months ended September 30, 2018.  The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio to mitigate the impact from a rising interest rate trend and to decrease our holdings in municipal bonds as they became less attractive in a low tax rate environment.

Net Unrealized Investment Gains for the nine months ended September 30, 2019 were approximately $7,261,000 versus net unrealized investment losses of approximately $4,547,000 for the nine months ended September 30, 2018, reflecting an improvement in the fair value of equity securities.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $78,616,000 and $67,227,000 for the nine months ended September 30, 2019 and 2018, respectively.  The increase in 2019 was primarily attributable to approximately $6,500,000 of losses related to a severe storm event in March 2019, the strengthening of loss reserves due to litigation arising from non-catastrophe claims in current and prior years, and additional losses of approximately $1,052,000 pertaining to Hurricane Matthew.  See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2019 and 2018 were approximately $30,738,000 and $29,148,000, respectively.  The $1,590,000 increase was primarily attributable to higher agent commission rates and property inspection costs as described earlier.

General and Administrative Personnel Expenses for the nine months ended September 30, 2019 and 2018 were approximately $23,313,000 and $20,904,000, respectively.  The period-over-period increase of $2,409,000 was primarily attributable to higher share-based compensation expense, an increase in the headcount of temporary and full-time employees, and merit increases for non-executive employees effective in late March 2019 offset by capitalized and recoverable payroll costs.  In addition, included in the 2018 period was the recognition of approximately $1,426,000 of cumulative dividends paid on unvested restricted stock awards with market-based vesting conditions that were not met.

Interest Expense for the nine months ended September 30, 2019 and 2018 was approximately $10,128,000 and $13,527,000, respectively.  The decrease resulted from the repayment of our 3.875% Convertible Senior Notes as described earlier.

Income Tax Expense for the nine months ended September 30, 2019 and 2018 was approximately $7,173,000 and $12,056,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 26.3% for 2019 and 31.5% for 2018.  The decrease was primarily attributable to the derecognition of deferred tax assets and the disallowance of the deductibility of dividends reclassified to expense from retained income, which occurred in the second quarter of 2018.  See Note 14 -- “Income Taxes” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2019 was 49.9% compared with 41.8% for the nine months ended September 30, 2018.  The increase was primarily due to the increase in losses and loss adjustment expenses and the decrease in net premiums earned and as described above.

The expense ratio applicable to the nine months ended September 30, 2019 was 46.5% compared with 45.4% for the nine months ended September 30, 2018.  The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income.  Our combined ratio for the nine months ended September 30, 2019 was 96.4% compared with 87.2% for the nine months ended September 30, 2018.  The increase was attributable to the decrease in net premiums earned and the increase in losses and loss adjustment expenses as described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance.  The combined ratio to gross premiums earned for the nine months ended September 30, 2019 was 60.3% compared with 54.3% for the nine months ended September 30, 2018.  The increase in 2019 was primarily attributable to the decrease in gross premiums earned combined with the increase in losses and loss adjustment expenses.

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

We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.  In December 2018, we entered into a credit agreement with one financial institution for borrowing capacity of up to $65,000,000 to fund future operations and acquisitions.  The credit facility had an unused balance of $55,250,000 at September 30, 2019.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, and dividends and to fund operating expenses and real estate acquisitions.

Revolving Credit Facility, Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at September 30, 2019:

	Maturity Date	Interest Payment Due Date
4.25% Convertible senior notes	March 2037	March 1 and September 1
4% Promissory note	Through February 2031	1st day of each month
3.75% Callable promissory note	Through September 2036	1st day of each month
3.95% Promissory note	Through February 2020	17th of each month
4.55% Promissory note	Through August 2036	1st day of each month
Finance leases	Through August 2023	Various
Revolving credit facility	Through December 2021	January 1, April 1, July 1, October 1

See Note 9 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners.  Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund.  Although capital commitments for the remaining two funds have expired, the general partners may request additional funds under certain circumstances.  At September 30, 2019, there was an aggregate unfunded capital balance of $14,405,000.  See Limited Partnership Investments under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Plan

In December 2018, our Board of Directors approved a one-year plan to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws.  At September 30, 2019, there was approximately $4,821,000 available under the plan.  See Note 16 -- “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Cash Flows for the Nine Months Ended September 30, 2019

Net cash provided by operating activities for the nine months ended September 30, 2019 was approximately $38,094,000, which consisted primarily of cash received from net premiums written as well as reinsurance recoveries (of approximately $74,355,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments.  Net cash provided by investing activities of $44,511,000 was primarily due to the proceeds from redemptions and maturities of fixed-maturity securities of $50,738,000, the proceeds from sales of fixed-maturity and equity securities of $39,570,000, and the proceeds from sales and maturities of short-term and other investments of $66,902,000, offset by the purchases of fixed-maturity and equity securities of $98,633,000, the purchase of real estate investments of $10,475,000, limited partnership investments of $1,899,000, and the purchases of property and equipment of $2,166,000.  Net cash used in financing activities totaled $107,439,000, which was primarily due to the repayments of long-term debt of $90,980,000, $9,599,000 of net cash dividend payments, and $16,214,000 used in our share repurchases, offset by $9,750,000 of borrowings from revolving credit facility.

Cash Flows for the Nine Months Ended September 30, 2018

Net cash provided by operating activities for the nine months ended September 30, 2018 was approximately $29,449,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments.  Net cash used in investing activities of $12,432,000 was primarily due to the purchases of fixed-maturity and equity securities of $99,942,000, the purchases of short-term and other investments of $155,252,000, the purchases of real estate investments of $6,685,000, and the limited partnership investments of $4,823,000, offset by the proceeds from sales of fixed-maturity and equity securities of $134,419,000, the proceeds from redemptions and maturities of fixed-maturity securities of $52,843,000, and the proceeds from sales and maturities of short-term and other investments of $67,991,000.  Net cash used in financing activities totaled $23,731,000, which was primarily due to $20,808,000 used in our share repurchases and $7,475,000 of net cash dividend payments, offset by the proceeds from issuance of 4.55% promissory note of $6,000,000.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market.  Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At September 30, 2019, we had $243,196,000 of fixed-maturity and equity investments, which are carried at fair value.  Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition.  A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we had unexpired capital commitments for limited partnerships in which we hold interests.  Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements.  See Note 18 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of September 30, 2019 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$632	$330	$301	$1	$—
Service agreement (1)	58	25	33	—	—
Reinsurance contracts (2)	2,967	2,967	—	—	—
Unfunded capital commitments (3)	14,405	14,405	—	—	—
Revolving credit facility	9,750	9,750	—	—	—
Long-term debt obligations (4)	196,663	17,167	156,843	3,904	18,749
Total	$224,475	$44,644	$157,177	$3,905	$18,749

(1)

Represents a lease for office space in Miami Lakes, Florida, a lease and maintenance service agreement for office space in Noida, India, and leases for office equipment and storage space.  Liabilities related to our India operations were converted from Indian rupees to U.S. dollars using the September 30, 2019 exchange rate.

(2)

Represents the minimum payment of reinsurance premiums under one multi-year reinsurance contract.  Reinsurance premiums payable after December 31, 2019 are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.

(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to four limited partnerships in which we hold interests.
(4)

Amounts represent principal and interest payments over the lives of various long-term debt obligations.  See Note 9 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims.  Estimating the IBNR component of our Reserves involves considerable judgment on the part of management.  At September 30, 2019, $196,542,000 of the total $237,921,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR.  The remaining $41,379,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At September 30, 2019, $35,294,000 of the $41,379,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $207,586,000 at December 31, 2018 to $237,921,000 at September 30, 2019.  The $30,335,000 increase is comprised of $38,112,000 in Reserves established for claims occurring in the 2019 loss year and $30,346,000 in additional Reserves specific to Hurricane Irma in 2017 and Hurricane Michael in 2018, offset by net reductions in our non-catastrophe Reserves of $18,503,000 for 2018 and $19,620,000 for 2017 and prior loss years.  The $38,112,000 in Reserves established for 2019 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of September 30, 2019.  The decrease of $38,123,000 specific to our 2018 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at September 30, 2019 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us.  However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions.  As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses.  Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

For the three months ended September 30, 2019 and 2018, we accrued benefits of $2,520,000 and $279,000, respectively.  There were no premiums ceded recognized for the three months ended September 30, 2019, whereas we recognized a reduction in premiums ceded of $321,000 for the three months ended September 30, 2018.  In combination, for the three months ended September 30, 2019 and 2018, we recognized decreases in ceded premiums of $2,520,000 and $600,000, respectively.

For the nine months ended September 30, 2019 and 2018, we accrued benefits of $3,824,000 and $465,000, respectively.  We recognized a decrease in premiums ceded of $434,000 for the nine months ended September 30, 2019.  For the nine months ended September 30, 2018, we recognized additional premiums ceded of $580,000.  In combination, for the nine months ended September 30, 2019, we recognized a decrease in ceded premiums of $4,258,000 as opposed to a net increase in ceded premiums of $115,000 for the nine months ended September 30, 2018.

As of September 30, 2019, we had $6,960,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement.  At December 31, 2018, we had $3,136,000 of accrued benefits related to this agreement.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 8, 2019.  For the nine months ended September 30, 2019, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at September 30, 2019 included fixed-maturity and equity securities, the purposes of which are not for speculation.  Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices.  We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies.  Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors.  From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2019 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$200,946	$(9,807)	-4.65%
200 basis point increase	204,214	(6,539)	-3.10%
100 basis point increase	207,483	(3,270)	-1.55%
100 basis point decrease	214,016	3,263	1.55%
200 basis point decrease	217,072	6,319	3.00%
300 basis point decrease	217,828	7,075	3.36%

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

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2019 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AA+, AA, AA-	$46,494	23.0	$46,850	23.0
A+, A, A-	120,163	58.0	121,453	58.0
BBB+, BBB, BBB-	29,018	14.0	30,100	14.0
BB+, BB, BB-	4,930	2.0	5,115	2.0
CCC+, CC and Not rated	7,378	3.0	7,235	3.0
Total	$207,983	100.0	$210,753	100.0

Equity Price Risk

Our equity investment portfolio at September 30, 2019 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds.  We may incur losses due to adverse changes in equity security prices.  We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at September 30, 2019 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$16,558	51
Industrial	1,978	6
Energy	1,523	5
Technology	1,711	5
Other (1)	3,766	12
	25,536	79
Mutual funds and exchange traded funds by type:
Debt	4,897	14
Equity	2,010	7
Total	$32,443	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2019, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes the number of common shares repurchased during the three months ended September 30, 2019 under the repurchase plan approved by our Board of Directors in December 2018 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs (a)
July 31, 2019	63,569	$40.54	63,569	$9,423
August 31, 2019	68,458	$40.64	68,458	$6,641
September 30, 2019	43,133	$42.21	43,133	$4,821
	175,160	$40.99	175,160

(a)	Represents the balances before commissions and fees at the end of each month.

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

During the nine months ended September 30, 2019, our insurance subsidiaries paid dividends of $14,000,000 to HCI.

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

3.2	Bylaws, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-Q filed September 13, 2019.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

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

10.46**	Written Description of Non-Employee Director Compensation Arrangement adopted September 9, 2019 establishing compensation of our non-employee directors.

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

HCI GROUP, INC.

November 6, 2019	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 6, 2019	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.