Form 10-K
period 2019-12-31
HCI Group, Inc.
filed 2020-03-06
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2019, computed by reference to the price at which the common stock was last sold on June 28, 2019, was $263,602,883.

The number of shares outstanding of the registrant’s common stock, no par value, on February 26, 2020 was 7,962,414.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

HCI GROUP, INC. AND SUBSIDIARIES

Signatures

Certifications

PART I

ITEM 1 – Business

General

Incorporated in 2006, HCI Group, Inc. is a Florida-based company that, through its subsidiaries is engaged in property and casualty insurance, reinsurance, real estate and information technology. References to “we,” “our,” “us,” “the Company,” or “HCI” in this Form 10-K generally refer to HCI Group, Inc. and its subsidiaries. Our principal executive offices are located at 5300 West Cypress Street, Suite 100, Tampa, Florida 33607, and our telephone number is (813) 849-9500. Our operations are classified as follows:

a)	Insurance Operations
•	Property and casualty insurance
•	Reinsurance
b)	Real Estate Operations
c)	Other Operations
•	Information technology
•	Other auxiliary operations

Insurance Operations

Property and Casualty Insurance

We sell our property and casualty insurance products through two insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). HCPCI was incorporated and began operations in 2007. TypTap was incorporated and began operations in 2016. We provide various forms of residential insurance products such as homeowners insurance, flood insurance and wind-only insurance to homeowners, condominium owners and tenants for properties primarily located in Florida. HCPCI’s and TypTap’s operations are supported by HCI and its wholly owned subsidiaries. Such operational support services consist of general administration, marketing, underwriting, accounting, policy administration, claim adjusting, and information technology. In particular, we leverage our internally developed software technologies to drive efficiency in claim process and claims settlement, identify underwriting profitability, and improve satisfaction of our policyholders and agents within our insurance business.

HCPCI began operations by participating in a “take-out program” through which we assumed insurance policies issued by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We may, however, selectively pursue additional assumption transactions with Citizens, as we did in October 2019, assuming 2,700 policies representing approximately $7.3 million of premiums in force.

As an established carrier, HCPCI has stood ready to accept the transfer of policies from troubled insurance companies in Florida and will continue to do so in the future. In 2011, we accepted approximately 70,000 homeowners’ insurance policies representing $106 million in written premium from a carrier placed into receivership, and in April 2020 will accept the transfer of approximately 43,000 homeowners’ insurance policies representing approximately $69 million of annualized premium from a ratings downgraded carrier that will no longer conduct insurance business.

HCPCI will focus on optimizing its existing book of business and take advantage of opportunities as they arise. It is also approved to write residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. Written premium generated in these states during 2019 totaled approximately $327,000.

In contrast, TypTap has grown its portfolio of policies organically from $2.5 million of gross written premium for homeowners’ and flood insurance in Florida in 2016 to $60.2 million in 2019. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently in Florida.

Since we currently write policies that primarily insure homes in Florida, we cover losses that may arise from, among other things, hurricanes and other catastrophic events such as tornadoes and floods. The occurrence of any such catastrophes could have a significant adverse effect on our business, results of operations, and financial condition. To mitigate the risk associated with catastrophic events, we purchase reinsurance from other large insurance companies. Reinsurance is the largest cost to our property and casualty insurance business. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida and other states in which we may operate. For example, insurance regulators must approve our policy forms and premium rates as well as monitor our compliance with financial and regulatory requirements. See Item 1A, “Risk Factors,” below.

Competition

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies and, in the case of flood insurance, a program backed by the U.S. government. Based on September 30, 2019 annualized premiums written data produced by the Florida Office of Insurance Regulation (“FLOIR”) which excludes several insurance companies, the information of which was filed as trade secret, HCPCI is the seventh largest provider of homeowners’ property and casualty insurance in the state. We may also face competition from new entrants in our markets, and such entrants may create pricing pressure that could lead to overall premium reductions across the Florida market.

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

•

Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents. For instance, we use our internally developed application, Exzeo®, to increase the efficiency of our claims processing and settlement. In addition, our on-line platform for quoting and binding residential flood policies streamlines the underwriting and policy production processes.

•

Geographical expansion – We continue to seek opportunities to expand our business within the state of Florida and into other states to increase overall geographic diversification. HCPCI has regulatory approval to write residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas.

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

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies in any state in which they are licensed to transact business and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined a minimum of once every five years. However, the FLOIR has the authority to conduct an examination whenever it is deemed appropriate. With regard to Florida-domiciled insurance companies such as TypTap that have held a certificate of authority for less than three years, the FLOIR will conduct an examination at least once every year during the first three years of business. HCPCI’s latest financial examination by the FLOIR related to the year ended December 31, 2015. TypTap’s latest limited scope examination by the FLOIR related to the year ended December 31, 2017.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2019, 2018 and 2017, see Note 15 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represents estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE as of December 31 for the years 2009 through 2019 (amounts in thousands):

Schedule of Loss Development

	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Original net liability for losses and LAE (a)	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$97,818	$94,826	$98,174
Re-estimated net losses and LAE (b) as of:
1 year later	18,399	26,776	27,309	38,712	47,344	57,807	72,229	89,199	110,286	105,385
2 years later	19,866	26,003	28,536	40,015	50,280	65,367	78,511	104,097	116,406
3 years later	19,361	27,226	28,499	42,976	54,696	66,211	89,017	110,329
4 years later	19,617	26,544	29,038	45,279	52,404	71,495	92,987
5 years later	18,969	26,871	30,788	43,403	55,656	74,675
6 years later	19,020	27,732	29,505	44,496	56,466
7 years later	19,426	26,838	29,844	45,026
8 years later	18,961	27,064	30,124
9 years later	19,002	27,224
10 years later	19,062
Cumulative net redundancy (deficiency) (c)	116	(5,078)	(2,700)	(3,858)	(12,780)	(25,767)	(41,297)	(39,837)	(18,588)	(10,559)
Cumulative amount of net liability paid as of:
1 year later	10,481	16,833	15,652	22,365	26,595	33,347	41,053	50,533	57,621	55,711
2 years later	15,336	20,708	21,707	31,824	38,695	49,122	61,947	80,279	87,390
3 years later	17,065	23,732	25,350	37,041	45,655	58,141	77,876	78,216
4 years later	17,992	25,063	26,772	40,152	49,924	66,558	87,080
5 years later	18,375	25,681	28,052	42,303	53,678	71,741
6 years later	18,465	26,238	29,967	43,789	55,279
7 years later	18,506	26,478	29,297	44,461
8 years later	18,653	26,628	29,826
9 years later	18,668	27,155
10 years later	19,010
Gross premiums earned	$110,011	$119,757	$143,606	$233,607	$337,113	$365,488	$423,120	$378,678	$358,253	$343,065	$342,089
Gross liability for unpaid losses and LAE	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$198,578	$207,586	$214,697
Ceded liability for unpaid losses and LAE	—	—	—	—	—	—	—	—	(100,760)	(112,760)	(116,523)

Net liability for unpaid losses and LAE	$19,178	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$97,818	$94,826	$98,174

(a)	Represents management’s original net estimated liability for (i) unpaid claims, (ii) IBNR, and (iii) loss adjustment expenses.
(b)	Represents the re-estimated net liabilities in later years for unpaid claims, IBNR and loss adjustment expenses for each of the respective years.
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

For the years ended December 31, 2019, 2018 and 2017, revenues from insurance operations before intracompany elimination represented 95.0%, 95.0% and 96.2%, respectively, of total revenues of all operating segments. At December 31, 2019, 2018 and 2017, insurance operations’ total assets represented 85.5%, 85.9% and 87.1%, respectively, of the combined assets of all operating segments. See Note 16 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Operations

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

Investment Properties

Our portfolio of investment properties includes two waterfront properties consisting of a total of 17 acres and a five-acre submerged land lease. One waterfront property contains a full-service restaurant and a marina while the other houses retail space and a marina with high and dry storage. We acquired the restaurant and marina operations in connection with our purchase of the waterfront properties and we continue to operate them to enhance the property values. The table below sets forth information concerning our investment properties.

	Year	Net Rentable
Description/Location	Acquired	Space (SF)	Anchor Tenant
Waterfront property Tierra Verde, Florida	2011	22,761	Tierra Verde Marina (a)
Waterfront property Treasure Island, Florida	2012	12,790	Gators Café & Saloon (a)
Retail shopping center Sorrento, Florida	2016	61,400	Publix supermarket
Retail shopping center Melbourne, Florida	2016	49,995	Fresh Market supermarket
Office building Tampa, Florida	2017	68,867	Bank of America
Retail shopping center Riverview, Florida	2018	8,400	Thorntons, LLC
Retail shopping center Clearwater, Florida (under redevelopment)	2018	56,000 (b)	To be determined
Vacant land Tampa, Florida	2018	(c)	(c)

(a)	Affiliate.
(b)	Net rentable space is approximated.
(c)	Not applicable.

Other Real Estate Investments

Melbourne FMA, LLC, our wholly owned subsidiary, has a 90% interest in a company which owns two outparcels aggregating approximately 2.1 acres for sale or ground lease. See Investment in Unconsolidated Joint Venture in Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

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

SAMSTM

SAMS is an online policy administration platform used by HCPCI. SAMS processes the full life cycle of a policy from policy quoting and issuance to agency management, cash receipts/disbursements, claims reserving and claim payments.

Harmony

Harmony is the next generation policy administration platform for both HCPCI and TypTap. The innovative Harmony system easily supports multiple companies and their products. In addition to the standard policy management functionality, Harmony also provides advanced underwriting capabilities as well as a simplified user experience for quoting and binding.

ClaimColony®

ClaimColony (formerly known as Exzeo) is a cloud-based application that provides intelligent automation for the business processes of the insurance industry. ClaimColony specifically supports property claim assignments, logistics, and accountability reporting with our third party partners. ClaimColony has rich system integration through an application program interface (API), which allows hands-free data transfer from other API-capable applications such as SAMS and Harmony.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2019, 2018 and 2017:

(Amounts in millions except per share amounts)	2019	2018	2017
For the year ended December 31:
Net premium earned	$216.3	$213.4	$224.6
Total revenue	$242.5	$231.3	$244.4
Losses and loss adjustment expenses	$107.5	$109.3	$165.6
Income (loss) before income taxes	$36.1	$26.9	$(15.6)
Net income (loss)	$26.6	$17.7	$(6.9)
Earnings (loss) per share:
Basic	$3.32	$2.34	$(0.75)
Diluted	$3.31	$2.34	$(0.75)
Dividends per share	$1.600	$1.475	$1.40
Net cash provided by operating activities	$54.0	$28.6	$16.6
Cash dividends paid on common stock*	$12.7	$10.4	$12.8
At December 31:
Total investments	$341.5	$387.8	$380.3
Cash and cash equivalents	$229.2	$239.5	$255.9
Total assets	$802.6	$832.9	$842.3
Total stockholders’ equity	$185.5	$181.4	$194.0
Common shares outstanding (in millions)	7.8	8.4	8.8

*	Net of cash dividends received under share repurchase forward contract

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

Employees

As of February 22, 2020, we employed a total of 413 full-time individuals. In addition, we leased 78 employees through an employee leasing agency.

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

There is an emerging scientific consensus on climate change, which may affect the frequency and severity of storms, floods and other weather events, and negatively affect our business, results of operations, and/or financial condition.

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

The growth of our insurance business is dependent upon the successful development and implementation of advanced computer and data processing systems as well as the development and deployment of new information technologies to streamline our operations, including policy underwriting, production and administration and claim handling. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations. Additionally, our computer and data processing systems could become obsolete or could cease to provide a competitive advantage in policy underwriting, production and administration and claim handling which could negatively affect our future results of operations.

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

The property and casualty insurance industry in Florida is cyclical and highly competitive. We compete not only with other stock companies but also with mutual companies, the U.S. government, other underwriting organizations and alternative risk sharing mechanisms. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field, and new entrants to the Florida market. Many of these competitors have greater financial resources, larger agency networks and greater name recognition than our company. Additionally, our competitors may merge or acquire one another and further increase their combined financial resources and agency networks. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverage offered, availability of coverage desired by customers, commission structure, and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

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

We rely on our claims personnel to accurately evaluate and pay the claims made under our policies. Many factors could affect our ability to accurately evaluate and pay claims, including the accuracy of our independent adjusters as they make their assessments and submit their estimates of damages; the training, background, and experience of our claims representatives; the ability of our claims personnel to ensure consistent claims handling given the input by our independent adjusters; the ability of our claims department to translate the information provided by our independent adjusters into acceptable claims settlements; and the ability of our claims personnel to maintain and update our claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting. Any failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our corporate image and negatively affect our financial results.

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

Certain holdings in our investment portfolio include limited partnership interests and commercial real estate. We may increase our holdings in these types of investments as we pursue diversification. These investments may be illiquid in the near term as they are privately placed and are subject to certain restrictions or conditions that may limit our ability to immediately dispose of the investments. If it becomes necessary to sell any of these investments at a time when the fair market value is below our carrying value, we may incur significant losses which could have a material adverse effect on our net income and financial position.

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

The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks, including risks associated with flood insurance and other new product offerings. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and thus, price our products accurately, is subject to several risks and uncertainties, some of which are outside our control, including—

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

Investment Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility and the restaurant are currently owned and operated by us. This property has been listed for sale since November 2018 and has yet to receive an offer to purchase with acceptable terms. As a result, we reclassified this property from assets held for sale back to real estate investments in December 2019.

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 23,000 square feet. This marina facility is owned and operated by us. Approximately 5% of the available retail space is occupied by us, 54% of the retail space is leased to non-affiliates, and the remaining space is available for lease.

Riverview, Florida. The real estate consists of 2.57 acres of land, 1.27 acres of which is leased to Thorntons, LLC, a gas station and convenience store chain. Our retail structure with 8,400 square feet of net rentable space is situated on the remaining land. Approximately 88% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Sorrento, Florida. The real estate includes 5.42 acres of outparcel land intended for ground lease or resale and a retail shopping center with 61,400 square feet of net rentable area. Approximately 74% of the rentable space is currently leased to Publix supermarket. Approximately 94% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Melbourne, Florida. The real estate includes 2.26 acres of outparcel land intended for ground lease, resale or future development and a retail shopping center with 49,995 square feet of rentable area. Approximately 42% of the rentable space is currently leased to Fresh Market supermarket. Approximately 95% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Tampa, Florida. We own investment properties in two different locations.  One real estate consists of 6.69 acres of land and an office building with gross area of 68,867 square feet. The building is 100% leased to Bank of America.  Another is approximately 9 acres of undeveloped land that we acquired in February 2019.

Clearwater, Florida. The real estate consists of 6.08 acres of land and a retail building with approximately 57,000 square feet of rentable space. It is currently under redevelopment.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease commenced in 2013 and has an initial term of nine years.

Miami Lakes, Florida. We lease approximately 5,600 square feet of office space for our claims related administration. The lease commenced March 1, 2018 and has an initial term of approximately three years.

Expense under all facility leases was $456,000, $407,000 and $336,000 during the years ended December 31, 2019, 2018 and 2017, respectively. Expense for 2019 reflects lease expense under a new lease accounting standard adopted on January 1, 2019. See Adoption of New Accounting Standards in Note 2 -- “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

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

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Markets for Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “HCI.” The following table represents the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	Common Stock
	Price
	High	Low
Calendar Quarter—2019
First Quarter	$51.93	36.72
Second Quarter	$43.94	39.33
Third Quarter	$43.74	37.04
Fourth Quarter	$48.15	40.01

Calendar Quarter—2018
First Quarter	$42.80	29.88
Second Quarter	$44.25	37.04
Third Quarter	$43.80	38.66
Fourth Quarter	$59.32	41.76

Holders

As of February 28, 2020, the market price for our common stock was $42.52 and there were 268 holders of record of our common stock.

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

Declaration	Payment	Date of	Per Share
Date	Date	Record	Amount
10/17/2019	12/20/2019	11/15/19	$0.40
7/2/2019	9/20/2019	8/16/2019	$0.40
4/8/2019	6/21/2019	5/17/2019	$0.40
1/14/2019	3/15/2019	2/15/2019	$0.40
10/18/2018	12/21/2018	11/16/2018	$0.375
7/6/2018	9/21/2018	8/17/2018	$0.375
4/16/2018	6/15/2018	5/18/2018	$0.375
1/15/2018	3/16/2018	2/16/2018	$0.35

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders unless certain requirements, which are discussed in Note 25 -- “Regulatory Requirements and Restrictions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, are met. Hence Florida law may limit the availability of cash from our insurance subsidiaries for the payment of dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2019. We currently have no equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	340,000	$43.21	1,761,804

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2014 and its relative performance is tracked through December 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The table below summarizes the number of shares of common stock repurchased during the three months ended December 31, 2019 under the repurchase plan approved by our Board of Directors in December 2018 and also the number of shares of common stock surrendered by employees to satisfy minimum federal income tax liabilities associated with the vesting of restricted shares in December 2019 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
October 31, 2019	60,282	$41.37	60,282	$2,327
November 30, 2019	18,011	$44.31	18,011	$1,529
December 31, 2019	11,916	$45.71	7,981	$1,163
	90,209	$42.53	86,274

In December 2019, our Board of Directors approved an extension of the expiry date to March 15, 2020 for our common share repurchase plan which was initially approved in 2018. See Note 20 -- “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

ITEM 6 – Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data at December 31, 2019 and 2018 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017, 2016, and 2015, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollar amounts in thousands, except per share amounts)
Operating Revenue
Gross premiums earned	$342,079	$343,065	$358,253	$378,678	$423,120
Premiums ceded	(125,765)	(129,643)	(133,635)	(135,051)	(140,614)
Net premiums earned	216,314	213,422	224,618	243,627	282,506
Net investment income	13,642	16,581	11,439	9,087	3,978
Net realized investment (losses) gains	(254)	6,183	4,346	2,601	(608)
Net unrealized investment gains (losses)	7,950	(10,202)	92	—	—
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(289)	(80)	(1,116)	(2,252)	(5,275)
Portion of loss recognized in other comprehensive income, before taxes	—	—	(351)	(230)	594
Net other-than-temporary impairment losses	(289)	(80)	(1,467)	(2,482)	(4,681)
Policy fee income	3,229	3,389	3,622	3,914	3,496
Gain on repurchases of convertible senior notes	—	—	—	153	—
Gain on bargain purchase	—	—	—	2,071	—
Gain on remeasurement of previously held interest	—	—	—	4,005	—
Other income	1,882	1,999	1,756	1,470	1,261
Total operating revenue	242,474	231,292	244,406	264,446	285,952
Operating Expenses
Losses and loss adjustment expenses	107,514	109,328	165,629	124,667	87,224
Policy acquisition and other underwriting expenses	42,497	38,943	39,663	42,642	41,984
General and administrative personnel expenses*	31,112	25,908	25,127	26,200	28,276
Interest expense	13,055	18,096	16,767	11,079	10,754
Loss on repurchases of senior notes	—	—	743	—	—
Impairment losses	—	—	38	388	—
Other operating expenses	12,203	12,115	12,063	12,614	11,522
Total operating expenses	206,381	204,390	260,030	217,590	179,760
Income (loss) before income taxes	36,093	26,902	(15,624)	46,856	106,192
Income tax expense (benefit)	9,517	9,177	(8,731)	17,835	40,331
Net income (loss)	$26,576	$17,725	$(6,893)	$29,021	$65,861

*

For the years ended December 31, 2016 and 2015, we reclassified certain payroll-related costs such as share-based compensation expense, payroll taxes and employee benefits previously reported in other operating expenses to general and administrative personnel expenses to conform with our 2019, 2018 and 2017 presentation.

	As of or for the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollar amounts in thousands, except per share amounts)
Per Share Data:
Basic earnings (loss) per common share	$3.32	$2.34	$(0.75)	$2.95	$6.51

Diluted earnings (loss) per common share	$3.31	$2.34	$(0.75)	$2.92	$5.90

Dividends per common share	$1.600	$1.475	$1.40	$1.20	$1.20

Ratios to Net Premium Earned:
Loss Ratio	49.70%	51.23%	73.74%	51.17%	30.88%
Expense Ratio	45.70%	44.54%	42.03%	38.14%	32.76%
Combined Ratio	95.40%	95.77%	115.77%	89.31%	63.64%

Ratios to Gross Premiums Earned:
Loss Ratio	31.43%	31.87%	46.23%	32.92%	20.61%
Expense Ratio	28.90%	27.71%	26.35%	24.54%	21.87%
Combined Ratio	60.33%	59.58%	72.58%	57.46%	42.48%

Consolidated Balance Sheet Data:
Total investments	$341,486	$387,783	$380,286	$298,734	$232,917
Total cash and cash equivalents	$229,218	$239,458	$255,884	$280,531	$267,738
Total assets	$802,609	$832,863	$842,264	$670,064	$636,986
Long-term debt	$163,695	$250,150	$237,835	$138,863	$129,429
Total stockholders’ equity	$185,543	$181,441	$193,975	$243,746	$237,722

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

We began insurance operations by participating in a “take-out program” which is a legislatively mandated program designed to encourage private companies to assume policies from Citizens, a Florida state sponsored insurance carrier. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We may, however, selectively pursue additional assumption transactions with Citizens.

Our general operating and growth strategies are to continually optimize our existing book of insurance business, organically expand our insurance business, manage our costs and expenses, diversify our business operations, develop and deploy new technologies to streamline operational processes, and maintain a strong balance sheet so we can quickly pursue accretive opportunities when they arise. For instance, HCPCI will accept the transfer of approximately 43,000 homeowners’ insurance policies from a troubled insurance company in April 2020 as described in the Recent Developments section below.

Recent Developments

On February 28, 2020, we entered into a loan agreement with American Equity Investment Life Insurance Company for gross proceeds of $10,000,000. The agreement bears interest at a fixed rate of 3.90% and is secured by our property in Melbourne, Florida and the assignment of associated lease agreements. Approximately $60,000 of principal and interest is payable in 143 monthly installments beginning April 1, 2020 plus a final balloon payment of $5,007,000 including principal and unpaid interest payable on March 1, 2032. The promissory note may be repaid in full as long as the Company provides at least 60 days’ written notice and pays a prepayment premium plus a processing fee. The proceeds were primarily used to repay the 3.95% Promissory Note due in February 2020.

On February 5, 2020, we, through HCPCI, entered into a policy replacement agreement with Anchor Property & Casualty Insurance Company (“Anchor”). Under the agreement, Anchor will cancel all its policies as of April 1, 2020 and HCPCI will offer short-term replacement policies to those policyholders, who are under no obligation to accept them. The replacement policies will have substantially the same terms and rates as the cancelled polices and will expire on the same dates the cancelled policies would have expired had they not been cancelled. Upon expiration of the replacement policies, HCPCI will offer renewals to those policyholders at its own rates and terms. At April 1, 2020, HCPCI expects to offer up to approximately 43,000 replacement policies, representing annualized premiums of up to $69,000,000. In addition, HCPCI will pay a cash bonus at the agreed rate ($50,000 per $1,000,000 of premium in force), provided that Anchor is in compliance with the covenants specified in the agreement,

On January 16, 2020, we granted 40,000 shares of restricted stock and options to purchase 110,000 of our common shares at an exercise price of $48 per share to our chief executive officer, Paresh Patel. The options will expire on January 16, 2030. These share-based awards were granted pursuant to our 2012 Omnibus Incentive Plan and will vest in equal annual installments over four years, so long as Mr. Patel remains employed by us. The grant date fair values of the restricted stock and options were approximately $1,839,000 and $1,234,000, respectively.

On January 21, 2020, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are to be paid March 20, 2020 to stockholders of record on February 21, 2020.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2019 with the Year Ended December 31, 2018

Our results of operations for the year ended December 31, 2019 reflect net income of $26,576,000, or $3.31 earnings per diluted common share, compared with a net income of $17,725,000, or $2.34 earnings per diluted common share, for the year ended December 31, 2018. The year-over-year increase was primarily attributable to an increase in net premiums earned of $2,892,000, a net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains/losses) of $8,776,000, and a $5,041,000 decrease in interest expense, offset by a $5,204,000 increase in payroll costs and other personnel expenses and an increase in policy acquisition expenses of $3,554,000.

Revenue

Gross Premiums Earned for the years ended December 31, 2019 and 2018 were approximately $342,079,000 and $343,065,000, respectively. The decrease in 2019 was primarily attributable to a net decrease in policies in force. Although the number of policies in force and gross premiums written from TypTap business have increased steadily, these premiums have yet to be earned over the term of the policies.

Premiums Ceded for the years ended December 31, 2019 and 2018 were approximately $125,765,000 and $129,643,000, respectively, representing 36.8% and 37.8%, respectively, of gross premiums earned. Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses defined in a quota share arrangement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. The $3,878,000 decrease was primarily attributable to a $6,778,000 reduction related to retrospective provisions under one reinsurance contract as opposed to a net reduction of approximately $485,000 in 2018 under the same contract. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.” Premiums ceded in the prior year also included the recognition of additional premiums ceded of approximately $1,222,000 resulting from the termination of one reinsurance contract during the second quarter of 2018 (See Note 26 -- “Related Party Transactions” to our audited consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information).

Net Premiums Written for the years ended December 31, 2019 and 2018 totaled approximately $239,190,000 and $206,813,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2019 resulted primarily from an increase in gross premiums written from the growth in TypTap business combined with the decrease in premiums ceded as described above. HCPCI’s and TypTap’s gross premiums written were approximately $304,683,000 and $60,272,000, respectively, for 2019 compared with approximately $321,939,000 and $14,517,000, respectively, for 2018. We had approximately 131,000 policies in force at December 31, 2019 versus approximately 127,000 policies in force at December 31, 2018.

Net Premiums Earned for the years ended December 31, 2019 and 2018 were approximately $216,314,000 and $213,422,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2019 and 2018 (amounts in thousands):

	Years Ended December 31,
	2019	2018
Net Premiums Written	$239,190	$206,813
(Increase) Decrease in Unearned Premiums	(22,876)	6,609
Net Premiums Earned	$216,314	$213,422

Net Investment Income for the years ended December 31, 2019 and 2018 was approximately $13,642,000 and $16,581,000, respectively. The year-over-year decrease was primarily attributable to a decrease in income from limited partnership investments of approximately $3,254,000. See Note 5 -- “Investments” under Net Investment Income to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Realized Investment Losses for the year ended December 31, 2019 were approximately $254,000 versus $6,183,000 of net realized investment gains for the year ended December 31, 2018. The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio to mitigate the impact from the rising interest rate trend and to decrease our holdings in municipal bonds as they become less attractive in a low tax rate environment.

Net Unrealized Investment Gains for the year ended December 31, 2019 were approximately $7,950,000 versus approximately $10,202,000 of net unrealized investment losses for the year ended December 31, 2018. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. The increase in 2019 reflected an improvement in the fair value of equity securities compared with values prevalent during the general downturn in the securities markets in December 2018.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $107,514,000 and $109,328,000 for the years ended December 31, 2019 and 2018, respectively. Losses and loss adjustment expenses in 2019 included net losses related to a severe storm event in March 2019 of approximately $7,400,000 as well as adverse development related to Hurricane Matthew in 2016 of approximately $1,923,000 and adverse development related to non-catastrophe claims of approximately $9,100,000 primarily related to assignment of benefits litigation. During 2018, losses and loss adjustment expenses included net losses of approximately $16,520,000 for Hurricane Michael as well as adverse development related to Hurricane Matthew of approximately $2,100,000 and adverse development related to non-catastrophe claims of approximately $9,900,000 primarily related to assignment of benefits litigation    See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2019 and 2018 were approximately $42,497,000 and $38,943,000, respectively. The increase from 2018 was primarily attributable to the organic growth of TypTap business resulting in increased agent commissions and property inspection costs.

General and Administrative Personnel Expenses for the years ended December 31, 2019 and 2018 were approximately $31,112,000 and $25,908,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of Hurricane Irma claims which are recoverable from reinsurers under reinsurance contracts. The year-over-year increase of $5,204,000 was primarily attributable to an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees effective in late March 2019, higher share-based compensation expense, and an increase in employee incentive bonus.

Interest Expense for the years ended December 31, 2019 and 2018 was approximately $13,055,0000 and $18,096,000, respectively. The decrease resulted from the repayment of our 3.875% convertible senior notes in March 2019.

Income Tax Expense for the year ended December 31, 2019 was approximately $9,517,000 for state, federal, and foreign income taxes compared with income tax expense of approximately $9,177,000 for the year ended December 31, 2018, resulting in an effective tax rate of 26.4% for 2019 and 34.1% for 2018. The decrease was primarily attributable to the negative effect of the derecognition of deferred tax assets of approximately $1,825,000 and the nondeductible expense of approximately $1,887,000, both of which occurred in 2018 and related to restricted stock awards with market conditions that were not met. (see Restricted Stock Awards in Note 21 -- “Stock-Based Compensation” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K).

Ratios:

The loss ratio applicable to the year ended December 31, 2019 (losses and loss adjustment expenses incurred related to net premiums earned) was 49.7% compared with 51.2% for the year ended December 31, 2018. The decrease was primarily due to the increase in net premiums earned combined with the decrease in losses and loss adjustment expenses.

The expense ratio applicable to the year ended December 31, 2019 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 45.7% compared with 44.6% for the year ended December 31, 2018. The increase in our expense ratio was primarily attributable to the increases in policy acquisition expenses and general and administrative personnel expenses, offset by the increase in net premiums earned as described earlier.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2019 was 95.4% compared with 95.8% for the year ended December 31, 2018. The decrease was primarily to the increase in net premiums earned as described earlier.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2019 was 60.3% compared with 59.6% for the year ended December 31, 2018. The increase in 2019 was primarily attributable to the net increase in total expenses.

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

Premiums Ceded for the years ended December 31, 2018 and 2017 were approximately $129,643,000 and $133,635,000, respectively, representing 37.8% and 37.3%, respectively, of gross premiums earned. The $3,992,000 decrease was primarily attributable to an unfavorable adjustment of $12,465,000 to premiums ceded in connection with retrospective provisions under certain reinsurance contracts due to losses incurred by Hurricane Irma during the third quarter of 2017, offset by the recognition of additional premiums ceded of approximately $1,222,000 resulting from the termination of one reinsurance contract during the second quarter of 2018 (See Note 26 -- “Related Party Transactions” to our audited consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information) and an increase in premiums ceded attributable to a lower retention level for the reinsurance contract year 2019/20.

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

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Years Ended December 31,
	2018	2017
Net Premiums Written	$206,813	$213,711
Decrease in Unearned Premiums*	6,609	10,907
Net Premiums Earned	$213,422	$224,618

*	Unearned premiums are impacted by the timing and size of any takeout completed during the year net of attrition.

Net Investment Income for the years ended December 31, 2018 and 2017 was approximately $16,581,000 and $11,439,000, respectively. The year-over-year increase was attributable to an increase in income from limited partnership investments of approximately $2,096,000, an increase of approximately $1,358,000 in income from real estate investments, and an increase in interest income from cash and short-term investments. See Note 5 -- “Investments” under Net Investment Income to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Net Unrealized Investment Losses for the year ended December 31, 2018 were approximately $10,202,000 versus approximately $92,000 of net unrealized investment gains for the year ended December 31, 2017. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. The decrease in 2018 primarily resulted from the adoption of the new accounting standard with regard to equity securities, combined with a general downturn in the U.S. securities markets in December 2018.

Net Other-Than-Temporary Impairment Losses for the years ended December 31, 2018 and 2017 were approximately $80,000 and $1,467,000, respectively. During 2018, we recognized impairment loss on one fixed-maturity security versus impairment losses specific to four fixed-maturity securities and six equity securities during 2017.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $109,328,000 and $165,629,000 for the years ended December 31, 2018 and 2017, respectively. During 2018, losses and loss adjustment expenses included net losses of approximately $16,520,000 for Hurricane Michael as well as adverse development related to Hurricane Matthew of approximately $2,100,000 and adverse development related to non-catastrophe claims of approximately $9,900,000 primarily related to assignment of benefits litigation. Losses and loss adjustment expenses in 2017 included net losses related to Hurricane Irma of approximately $54,000,000 as well as adverse development related to Hurricane Matthew of approximately $2,500,000 and adverse development related to non-catastrophe claims of approximately $16,200,000 primarily related to assignment of benefits litigation.

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

Income Tax Expense for the year ended December 31, 2018 was approximately $9,177,000 for state, federal, and foreign income taxes compared with income tax benefit of approximately $8,731,000 for the year ended December 31, 2017, resulting in an effective tax rate of 34.1% for 2018 and 55.9% for 2017. The decrease was primarily attributable to the positive impact from a lower federal corporate income tax rate effective January 1, 2018, offset by the negative effect of the derecognition of deferred tax assets of approximately $1,825,000 and the nondeductible expense of approximately $1,887,000, both of which related to restricted stock awards with market conditions that will not be met. (see Restricted Stock Awards in Note 21 -- “Stock-Based Compensation” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K).

Ratios:

The loss ratio applicable to the year ended December 31, 2018 was 51.2% compared with 73.8% for the year ended December 31, 2017. The decrease was primarily due to the decrease in losses and loss adjustment expenses as described previously.

The expense ratio applicable to the year ended December 31, 2018 was 44.6% compared with 42.0% for the year ended December 31, 2017. The increase in our expense ratio was primarily attributable to the decrease in net premiums earned.

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

Revolving Credit Facility, Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations for our indebtedness at December 31, 2019:

	Maturity Date	Payment Due Date
4.25% Convertible Senior Notes*	March 2037	March 1 and September 1
4% Promissory Note	Through February 2031	1st day of each month
3.75% Callable Promissory Note	Through September 2036	1st day of each month
3.95% Promissory Note	Through February 2020	17th of each month
4.55% Promissory Note	Through August 2036	1st day of each month
Finance Leases	Through August 2023	Various
Revolving credit facility	Through December 2021	January 1, April 1, July 1, October 1

*	At the option of the note holder, we may be required to repurchase for cash all or any portion of the note on March 1, 2022, March 1, 2027 or March 1, 2032.

See Note 13 -- “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Share Repurchase Plan

In December 2019, our Board of Directors extended the expiry date of our share repurchase plan approved in 2018 to March 15, 2020. See Note 20 -- “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the remaining two funds have expired, the general partners may request additional funds under certain circumstances. At December 31, 2019, there was an aggregate unfunded capital balance of $15,130,000. See Limited Partnership Investments under Note 5 -- “Investment” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It helps offset the volatility of other high-risk assets. Thus, we may consider increasing our real estate investment portfolio should an opportunity arise.

We currently have a 90% equity interest in FMKT Mel JV, LLC, a Florida limited liability company for which we are not the primary beneficiary. FMKT Mel JV’s real estate portfolio consists of outparcels for ground lease or sale. We have the option to take full ownership of these outparcels by acquiring the remaining 10% interest. Alternatively, we may sell these outparcels and allocate the profits from the sale before liquidating FMKT Mel JV.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017 are summarized below.

Cash Flows for the Year ended December 31, 2019

Net cash provided by operating activities for the year ended December 31, 2019 was approximately $54,047,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $105,676,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $50,459,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $45,616,000, the proceeds from redemptions and maturities of fixed-maturity securities of $59,343,000, the proceeds from sales and maturities of short-term and other investments of $67,398,000, and the distributions of $2,121,000 from limited partnership investments, offset by the purchases of fixed-maturity and equity securities of $107,299,000, the purchases of real estate investments of $11,481,000, the purchases of property and equipment of $2,887,000, the purchases of short-term and other investments of $1,178,000, and the limited partnership investments of $1,174,000. Net cash used in financing activities totaled $114,724,000, which was primarily due to the repayment of long-term debt of $91,318,000, $20,054,000 used in our share repurchases, and $12,706,000 of net cash dividend payments, offset by $9,750,000 of borrowings from our revolving credit facility.

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

At December 31, 2019, we had $238,124,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 23 -- “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K and Contractual Obligations and Commitments below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of December 31, 2019 (amounts in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$552	327	225	—	—
Service agreement (1)	51	25	26	—	—
Reinsurance contracts (2)	2,024	2,024	—	—	—
Unfunded capital commitment (3)	15,130	15,130	—	—	—
Revolving credit facility	9,750	9,750	—	—	—
Long-term debt obligations (4)	196,021	17,015	156,842	3,901	18,263
Total	$223,528	44,271	157,093	3,901	18,263

(1)

Represents a lease for office space in Miami Lakes, Florida, a lease and maintenance service agreement for office space in Noida, India, and leases for office equipment and storage space. Liabilities related to our India operations were converted from India Rupees to U.S. dollars using the December 31, 2019 exchange rate.

(2)

Represents the minimum payment of reinsurance premiums under one multi-year reinsurance contract. Reinsurance premiums payable after March 31, 2020 are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.

(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to limited partnerships in which we hold interests.
(4)

Amounts represent principal and interest payments over the lives of various long-term debt obligations. See Note 13 -- “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Reserves for Losses and Loss Adjustment Expenses. We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (LAE). Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to us (“IBNR”). Reserves established by us represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of our company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and inherently imprecise, as it involves the estimation of the outcome of future uncertain events. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. In determining loss reserves, we give careful consideration to all available data and actuarial analyses.

Reserves represent estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. The amount of loss reserves for reported claims consist of case reserves established by our claims department (based on a case-by-case evaluation of the kind of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss) and bulk reserves for additional growth on carried case reserves on known claims. The amounts of reserves for unreported claims and LAE (incurred but not reported claims, or IBNR) are determined using our historical information for each line of business adjusted to reflect current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results over multiple years.

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

Loss Reserve Estimation Methods. We apply the following general methods in projecting reserves for losses and LAE:

•	Reported loss development;
•	Paid loss development;
•	Paid Bornhuetter-Ferguson method;
•	Reported Experience-Modified Bornhuetter-Ferguson method;
•	Paid Experience-Modified Bornhuetter-Ferguson method;
•	Loss ratio method;
•	Several variations of the Frequency-Severity method, depending on exposure; and
•	A factor load to loss and allocated loss adjustment expenses reserves for the unallocated LAE.

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

The loss ratio method used by us relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected loss ratio is multiplied by earned premium to produce ultimate losses. Reported losses are then subtracted from this estimate to produce expected unreported losses.

The loss ratio method is more useful than other models for immature loss years. For these immature years, the amounts reported or paid may not be fully predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when variations in reporting or payment patterns distort the historical development of losses.

The paid and reported Bornhuetter-Ferguson methods are a weighting of the loss ratio method and the corresponding development method. Outstanding reserves or IBNR reserves are derived by applying the loss ratio estimate to the estimated unpaid or unreported percent of losses based on the development patterns from the development methods.

The paid and reported experience-modified Bornhuetter-Ferguson methods are similar to the traditional paid and reported Bornhuetter-Ferguson methods described above, with the distinction being that the initial (unadjusted Bornhuetter-Ferguson) estimates are compared to actual paid or reported losses. A modification factor is selected based on the difference in the actual losses and the estimate based on the expected loss ratio and development pattern. The modification factor is applied to the initial expected ultimate loss to produce modified expected ultimates, which are then utilized as the basis for the traditional paid and reported Bornhuetter-Ferguson methods.

Finally, we employ several variations of the frequency/severity method for exposures that do not tend to follow historical payment and reported patterns, such as catastrophes as well as for the separate analysis of litigated claims, discussed below. For such exposures, we estimate future development of reported claims and average severities on IBNR claims. We combine this estimate with our open claims in order to derive an estimate of expected unreported losses. Paid losses are added to this estimate in order to derive an estimate of ultimate losses. This method is based on the assumption that future unreported claims and the average severity of open claims and unreported claims can be reasonably estimated from the experience available.

While the property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and mold, and other uncertain or environmental exposures, we have not experienced significant losses from these types of claims. We have experienced material losses associated with sinkholes in past years, but the materiality of this hazard has decreased significantly since the passing of Florida Senate Bill 408. We continue to segregate this data in our derivation of estimated required reserves. While the losses we have experienced from exposures to catastrophes have not historically been material, we have experienced significant losses related to recent catastrophes. These losses have followed materially different development patterns than the balance of our experience. To address this situation, we separate this exposure from the remainder of the business and derive reserves specific to each catastrophe event. We have seen a significant difference in development patterns between litigated and non-litigated claims. For instance, claims associated with Assignment of Benefits (“AOB”) lawsuits have driven up our legal and claim settlement costs in past years. It is still too early for us to gauge the impact of the AOB reform passed by the Florida Legislature during 2019 in curbing inflated claims and volumes of lawsuits. Therefore, we have performed the reserving methods separately on these two groups of claims as well. Total reserves are determined by adding the reserves related to each line of business.

Currently, our estimated ultimate liability is calculated using the principles and procedures described above, which are applied to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material, adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

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

Year Ended December 31, 2019
Change in Reserves	Reserves	Percentage change in equity, net of tax
-20.0%	171,758	15.10%
-15.0%	182,492	11.32%
-10.0%	193,227	7.55%
-5.0%	203,962	3.77%
Base	214,697	—
5.0%	225,432	(3.77)%
10.0%	236,167	(7.55)%
15.0%	246,902	(11.32)%
20.0%	257,636	(15.10)%

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

Economic Impact of Reinsurance Contract with Retrospective Provisions. One of our reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. In accordance with U.S. GAAP, we will recognize an asset in the period in which the absence of loss experience obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term.

For the year ended December 31, 2019, we accrued benefits of $6,344,000 and recognized a reduction in ceded premiums of $434,000. For the year ended December 31, 2018, we recognized a net increase in accrued benefits of $743,000 and a net increase in ceded premiums of $258,000. In contrast, for the year ended December 31, 2017, we derecognized $3,413,000 of net accrued benefits. We also recognized ceded premiums of $2,327,000, including the reversal of the majority of previously deferred reinsurance costs. The adjustments made in 2017 were attributable to the impact of Hurricane Irma. In combination, for the year ended December 31, 2019, we recognized a decrease in ceded premiums of $6,778,000. For the year ended December 31, 2018, we recognized a net reduction in ceded premiums of $485,000 as opposed to a net increase in ceded premiums of $5,740,000 for the year ended December 31, 2017.

As of December 31, 2019, we had $9,480,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limits. As of December 31, 2018, accrued benefits totaled $3,136,000.

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

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolios at December 31, 2019 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2019 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$194,537	$(8,302)	-4.09%
200 basis point increase	197,304	(5,535)	-2.73%
100 basis point increase	200,071	(2,768)	-1.36%
100 basis point decrease	205,602	2,764	1.36%
200 basis point decrease	208,052	5,213	2.57%
300 basis point decrease	208,658	5,819	2.87%

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

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2019 (amounts in thousands):

Comparable Rating	Cost or Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AA+, AA, AA-	46,238	23	46,577	23
A+, A, A-	114,607	57	115,760	57
BBB+, BBB, BBB-	27,079	14	28,167	14
BB+, BB, BB-	2,985	1	3,114	2
CCC+, CC and Not rated	9,045	5	9,221	4
Total	$199,954	100	$202,839	100

Equity Price Risk

Our equity investment portfolio at December 31, 2019 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at December 31, 2019 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$18,759	53
Industrial	2,030	6
Consumer	1,419	4
Utility	865	3
Energy	1,057	3
Other (1)	2,922	8
	27,052	77
Mutual funds and Exchange traded funds by type:
Debt	5,004	14
Equity	3,229	9
	8,233	23
Total	$35,285	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2019, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2020 expressed an unqualified opinion.

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

March 6, 2020

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders of

HCI Group, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited HCI Group, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and our report dated March 6, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Tampa, Florida

March 6, 2020

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2019	2018
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $199,954 and $184,670, respectively)	$202,839	$182,723
Equity securities, at fair value (cost: $31,863 and $45,671, respectively)	35,285	41,143
Short-term investments, at fair value	491	66,479
Limited partnership investments, at equity	28,346	32,293
Investment in unconsolidated joint venture, at equity	762	845
Assets held for sale	—	9,810
Real estate investments	73,763	54,490
Total investments	341,486	387,783
Cash and cash equivalents	229,218	239,458
Restricted cash	700	700
Accrued interest and dividends receivable	1,616	1,792
Income taxes receivable	1,040	971
Premiums receivable	20,255	16,667
Prepaid reinsurance premiums	17,983	17,932
Reinsurance recoverable:
Paid losses and loss adjustment expenses	16,155	11,151
Unpaid losses and loss adjustment expenses	116,523	112,760
Deferred policy acquisition costs	21,663	16,507
Property and equipment, net	14,698	13,338
Intangible assets, net	4,192	4,800
Other assets	17,080	9,004
Total assets	$802,609	$832,863

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	December 31,
	2019	2018
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$214,697	$207,586
Unearned premiums	181,163	157,729
Advance premiums	5,589	6,192
Assumed reinsurance balances payable	76	14
Accrued expenses	10,059	6,483
Deferred income taxes, net	4,008	1,068
Revolving credit facility	9,750	—
Long-term debt	163,695	250,150
Other liabilities	28,029	22,200
Total liabilities	617,066	651,422
Commitments and contingencies (Note 23)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 7,764,564 and 8,356,730 shares issued and outstanding in 2019 and 2018, respectively)	—	—
Additional paid-in capital	—	—
Retained income	183,365	182,894
Accumulated other comprehensive income (loss) , net of taxes	2,178	(1,453)
Total stockholders’ equity	185,543	181,441
Total liabilities and stockholders’ equity	$802,609	$832,863

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue
Gross premiums earned	$342,079	$343,065	$358,253
Premiums ceded	(125,765)	(129,643)	(133,635)
Net premiums earned	216,314	213,422	224,618
Net investment income	13,642	16,581	11,439
Net realized investment (losses) gains	(254)	6,183	4,346
Net unrealized investment gains (losses)	7,950	(10,202)	92
Net other-than-temporary impairment losses recognized in income:
Total other-than-temporary impairment losses	(289)	(80)	(1,116)
Portion of loss recognized in other comprehensive income, before taxes	—	—	(351)
Net other-than-temporary impairment losses	(289)	(80)	(1,467)
Policy fee income	3,229	3,389	3,622
Other	1,882	1,999	1,756
Total revenue	242,474	231,292	244,406
Expenses
Losses and loss adjustment expenses	107,514	109,328	165,629
Policy acquisition and other underwriting expenses	42,497	38,943	39,663
General and administrative personnel expenses	31,112	25,908	25,127
Interest expense	13,055	18,096	16,767
Loss on repurchases of senior notes	—	—	743
Impairment loss	—	—	38
Other operating expenses	12,203	12,115	12,063
Total operating expenses	206,381	204,390	260,030
Income (loss) before income taxes	36,093	26,902	(15,624)
Income tax expense (benefit)	9,517	9,177	(8,731)
Net income (loss)	$26,576	$17,725	$(6,893)

Basic earnings (loss) per share	$3.32	$2.34	$(0.75)

Diluted earnings (loss) per share	$3.31	$2.34	$(0.75)

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$26,576	$17,725	$(6,893)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gains (losses) arising during the period	4,902	(3,137)	5,996
Other-than-temporary impairment loss charged to investment income	289	80	1,467
Call and repayment (gains) losses charged to investment income	(141)	(18)	14
Reclassification adjustment for net realized gains	(218)	(723)	(4,346)
Net change in unrealized gains (losses)	4,832	(3,798)	3,131
Deferred income taxes on above change	(1,201)	963	(1,208)
Total other comprehensive income (loss), net of income taxes	3,631	(2,835)	1,923
Comprehensive income (loss)	$30,207	$14,890	$(4,970)

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2019

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2018	8,356,730	$—	$—	$182,894	$(1,453)	$181,441
Net income	—	—	—	26,576	—	26,576
Total other comprehensive income, net of income taxes	—	—	—	—	3,631	3,631
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	180,404	—	—	—	—	—
Forfeiture of restricted stock	(299,776)	—	—	—	—	—
Repurchase and retirement of common stock	(28,784)	—	(1,203)	—	—	(1,203)
Repurchase and retirement of common stock under share repurchase plan	(454,010)	—	(18,851)	—	—	(18,851)
Common stock dividends ($1.60 per share)	—	—	—	(12,706)	—	(12,706)
Stock-based compensation	—	—	6,460	—	—	6,460
Tax basis adjustment on equity method investment	—	—	132	—	—	132
Additional paid-in capital shortfall allocated to retained income	—	—	13,399	(13,399)	—	—
Balance at December 31, 2019	7,764,564	$—	$—	$183,365	$2,178	$185,543

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2018

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2017	8,762,416	$—	$—	$189,409	$4,566	$193,975
Net income	—	—	—	17,725	—	17,725
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,835)	(2,835)
Cumulative effect adjustments for adoption of new accounting standards:
Reclassification of after-tax net unrealized holding gains related to equity securities	—	—	—	4,168	(4,168)	—
Reclassification of stranded tax effects related to available-for-sale fixed-maturity and equity securities	—	—	—	(984)	984	—
Issuance of restricted stock	189,860	—	—	—	—	—
Forfeiture of restricted stock	(56,637)	—	—	—	—	—
Repurchase and retirement of common stock	(27,281)	—	(1,151)	—	—	(1,151)
Repurchase and retirement of common stock under share repurchase plan	(511,628)	—	(20,015)	—	—	(20,015)
Purchase of noncontrolling interest	—	—	(539)	—	—	(539)
Common stock dividends ($1.475 per share)	—	—	—	(10,351)	—	(10,351)
Stock-based compensation	—	—	4,632	—	—	4,632
Additional paid-in capital shortfall allocated to retained income	—	—	17,073	(17,073)	—	—
Balance at December 31, 2018	8,356,730	$—	$—	$182,894	$(1,453)	$181,441

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2017

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2016	9,662,761	$—	$8,139	$232,964	$2,643	$243,746
Net loss	—	—	—	(6,893)	—	(6,893)
Total other comprehensive income, net of income taxes	—	—	—	—	1,923	1,923
Issuance of restricted stock	154,936	—	—	—	—	—
Exercise of common stock options	30,000	—	75	—	—	75
Forfeiture of restricted stock	(23,766)	—	—	—	—	—
Repurchase and retirement of common stock	(437,240)	—	(21,318)	—	—	(21,318)
Repurchase and retirement of common stock under share repurchase plan	(433,175)	—	(15,154)	—	—	(15,154)
Repurchase of common stock under prepaid forward contract	(191,100)	—	(9,400)	—	—	(9,400)
Equity component on 4.25% convertible senior notes (net of offering costs of $543)	—	—	15,151	—	—	15,151
Deferred taxes on debt discount	—	—	(5,845)	—	—	(5,845)
Common stock dividends ($1.40 per share)	—	—	—	(12,833)	—	(12,833)
Stock-based compensation	—	—	4,523	—	—	4,523
Additional paid-in capital shortfall allocated to retained income	—	—	23,829	(23,829)	—	—
Balance at December 31, 2017	8,762,416	$—	$—	$189,409	$4,566	$193,975

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$26,576	$17,725	$(6,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	6,460	4,632	4,523
Net amortization of premiums on investments in fixed-maturity securities	50	761	1,252
Depreciation and amortization	8,942	10,996	9,591
Deferred income tax expense (benefit)	1,871	141	(4,913)
Net realized investment losses (gains)	254	(6,183)	(4,346)
Net unrealized investment (gains) losses	(7,950)	10,202	(92)
Other-than-temporary impairment losses	289	80	1,467
Loss (income) from unconsolidated joint venture	83	(304)	234
Distribution received from unconsolidated joint venture	—	68	147
Loss on repurchases of senior notes	—	—	743
Impairment loss	—	—	38
Net income from limited partnership interests	(1,176)	(4,430)	(2,334)
Distributions received from limited partnership interests	4,176	2,345	881
Foreign currency remeasurement loss (gain)	57	135	(60)
Other non-cash items	290	72	134
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	176	191	(329)
Income taxes	(69)	15,221	(13,381)
Premiums receivable	(3,588)	1,140	(531)
Prepaid reinsurance premiums	(51)	4,354	2,268
Reinsurance recoverable	(8,767)	(20,807)	(103,104)
Deferred policy acquisition costs	(5,156)	205	(73)
Other assets	(7,837)	408	783
Losses and loss adjustment expenses	7,111	9,008	128,086
Unearned premiums	23,434	(7,167)	(10,907)
Advance premiums	(603)	1,244	297
Assumed reinsurance balances payable	62	(1)	(3,279)
Reinsurance recovered in advance on unpaid losses	—	(13,885)	13,885
Accrued expenses and other liabilities	9,413	2,444	2,548
Net cash provided by operating activities	54,047	28,595	16,635

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from investing activities:
Investments in limited partnership interests	(1,174)	(7,182)	(4,226)
Distributions received from limited partnership interests	2,121	158	11,758
Distribution from unconsolidated joint venture	—	695	417
Purchase of property and equipment	(2,887)	(2,187)	(2,340)
Purchase of intangible assets	—	(409)	(637)
Purchase of real estate investments	(11,481)	(7,472)	(11,878)
Purchase of fixed-maturity securities	(82,662)	(113,174)	(114,743)
Purchase of equity securities	(24,637)	(52,250)	(50,453)
Purchase of short-term and other investments	(1,178)	(201,538)	—
Proceeds from sales of fixed-maturity securities	7,947	81,809	31,759
Proceeds from calls, repayments and maturities of fixed-maturity securities	59,343	82,177	14,897
Proceeds from sales of equity securities	37,669	66,439	45,282
Proceeds from sales, redemptions and maturities of short-term and other investments	67,398	135,256	—
Net cash provided by (used in) investing activities	50,459	(17,678)	(80,164)
Cash flows from financing activities:
Cash dividends paid	(13,012)	(11,318)	(13,906)
Cash dividends received under share repurchase forward contract	306	967	1,073
Proceeds from revolving credit facility	9,750	—	—
Proceeds from exercise of common stock options	63	—	75
Proceeds from the issuance of long-term debt	—	6,000	143,859
Repurchases of senior notes	—	—	(40,250)
Repayment of long-term debt	(91,318)	(1,127)	(974)
Repurchases of common stock	(1,203)	(1,151)	(30,718)
Repurchases of common stock under share repurchase plan	(18,851)	(20,015)	(15,154)
Purchase of non-controlling interest	—	(539)	—
Debt issuance costs	(459)	(105)	(4,975)
Net cash (used in) provided by financing activities	(114,724)	(27,288)	39,030
Effect of exchange rate changes on cash	(22)	(164)	61
Net decrease in cash, cash equivalents and restricted cash	(10,240)	(16,535)	(24,438)
Cash, cash equivalents and restricted cash at beginning of year	240,158	256,693	281,131
Cash, cash equivalents and restricted cash at end of year	$229,918	$240,158	$256,693

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,713	$3,655	$11,506

Cash paid for interest	$9,386	$10,720	$8,906

Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$3,631	$(2,835)	$1,923

Conversion of revolving credit facility to long-term debt	$—	$—	$9,441

Receivable from sales of available-for-sale securities	$—	$—	$255

Payable on purchases of available-for-sale securities	$—	$—	$4

Addition to property and equipment under finance lease	$18	$61	$—

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI also offers flood-endorsed and wind-only policies to Florida customers and has regulatory approval to underwrite residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas. However, Florida is still HCPCI’s primary market. TypTap offers standalone flood and homeowners multi-peril policies to Florida homeowners. The operations of both insurance subsidiaries are supported by HCI Group, Inc. and certain HCI subsidiaries. In particular, the Company is developing technologies to collect and analyze claims and other supplemental data to generate savings and efficiency for the operations of the insurance subsidiaries.

In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the businesses of owning and leasing real estate and operating marina facilities and one restaurant. See Note 16 -- “Segment Information.”

Note 2 -- Summary of Significant Accounting Policies

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

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of HCI Group, Inc. and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships or investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities under the Variable Interest Model prescribed by the FASB. A variable interest entity is consolidated when the Company has the power to direct activities that most significantly impact the economic performance of the variable interest entity and has the obligation to absorb losses or the right to receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. When a variable interest entity is not consolidated, the Company uses the equity method to account for the investment. Under this method, the carrying value is generally the Company’s share of the net asset value of the unconsolidated entity, and changes in the Company’s share of the net asset value are recorded in net investment income.

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

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2019 and 2018, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms, commercial paper, and certificates of deposit.

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

When determining impairment due to a credit related loss, the Company carefully considers factors such as the issuer’s financial ratios and condition, the security’s current ratings and maturity date, and overall market conditions in estimating the cash flows expected to be collected. The expected cash flows discounted at the effective interest rate of the security implicit at the date of acquisition is then compared with the security’s amortized cost at the measurement date. A credit loss is incurred when the present value of the expected cash flows is less than the security’s amortized cost. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Available-for-Sale Fixed-Maturity Securities in Note 5 -- “Investments”).

Equity Securities. Equity securities represent ownership interests held by the Company in entities for investment purposes.  Unrealized holding gains and losses related to equity securities are reported in the consolidated statement of income as net unrealized investment gains and losses. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out method (see Equity Securities in Note 5 -- “Investments”). Prior to January 1, 2018, these equity securities were classified as either available-for-sale or trading and were carried at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses from the changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income.

Short-Term Investments. Short-term investments include certificates of deposit issued by financial institutions and commercial paper with original maturities of more than three months but less than one year at date of acquisition. These short-term investments are carried at cost or amortized cost, which approximates fair value.

Limited Partnership Investments. The Company has interests in limited partnerships that are not registered under the United Stated Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. The partnership interests cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreement. The Company has no influence over partnership operating and financial policies. The Company did not elect the fair value option and, therefore, uses the equity method to account for these investments (see Limited Partnership Investments in Note 5 -- “Investments”). The Company generally recognizes its share of the limited partnership’s earnings or losses on a three-month lag.

Pursuant to U.S. GAAP, these limited partnerships which are private equity funds must measure their investments at fair value and reflect the unrealized gains and losses in the fair value of their investments on their statement of income. As a result, the carrying value of limited partnership investments at each reporting date approximates their estimated fair value.

Investment in Unconsolidated Joint Venture. The Company has a 90% equity interest in a limited liability company (treated as a joint venture under U.S. GAAP) that owns land for lease or for sale. The joint venture was determined to be a variable interest entity as it lacks sufficient equity to finance its activities without additional subordinated financial support. Despite having a majority equity interest, the Company does not have the power to direct the activities that most significantly impact the economic performance of the joint venture and, accordingly, is not required to consolidate the joint venture as its primary beneficiary. As a result, the Company uses the equity method to account for this investment.

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

Real Estate Investments. Real estate investments include real estate and the related assets purchased for investment purposes (see Note 5 -- “Investments”). Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation, which is included in net investment income and allocated over the estimated useful life of the asset using the straight-line method of depreciation. Land is not depreciated. Real estate is evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable.

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

Leases. The Company leases office equipment, storage units, and office space from non-affiliates under terms ranging from one month up to ten years. In assessing whether a contract is or contains a lease, the Company first determines whether there is an identified asset in the contract. The Company then determines whether the contract conveys the right to obtain substantially all of the economic benefits from use of the identified asset or the right to direct the use of the identified asset. The Company elects not to record any lease with a term of 12 months or less on the consolidated balance sheet. For such short-term leases, the Company recognizes the lease payments in expense on a straight-line basis over the lease term.

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

Long-Term Debt. Long-term debt includes debt instruments and finance lease obligations. A debt instrument is generally classified as a liability and carried at amortized cost, net of any discount and issuance costs. At issuance, a debt instrument with embedded features such as conversion and redemption options is evaluated to determine whether bifurcation and derivative accounting is applicable. If such instrument is not subject to derivative accounting, it is further evaluated to determine if the Company is required to separately account for the liability and equity components.

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

One of the Company’s current reinsurance contracts contains retrospective provisions including terms and conditions that adjust premiums based on the loss experience under the contracts. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments are reflected in the Company’s current operations and recorded in other assets until received upon the expiration of the contracts.

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

Premium Revenue. Premium revenue is earned on a daily pro-rata basis over the term of the policies and is included in gross premiums earned. Unearned premiums represent the portion of the premiums attributable to the unexpired policy term. The Company reviews its policy detail and establishes an allowance for any amount outstanding for more than 90 days. At December 31, 2019 and 2018, allowances for uncollectible premiums were $528 and $558, respectively.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2019, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2019 and 2018. Fair values for securities or financial instruments are based on the framework for measuring fair value established by U.S. GAAP (see Note 7 -- “Fair Value Measurements”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards is generally recognized as compensation expense over the requisite service period, which is defined as the period during which a recipient is required to provide service in exchange for an award. Forfeitures of the Company’s stock-based awards are accounted for as they occur. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company’s outstanding stock-based awards include stock options and restricted stock awards with service conditions. Compensation expense related to all awards is included in general and administrative personnel expenses. The Company receives a windfall tax benefit for certain stock option exercises and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. The Company recognizes tax windfalls and shortfalls in the consolidated statement of income.

Basic and diluted earnings (loss) per common share. Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. In addition, the intrinsic value of restricted stock declines when the Company experiences operating losses. As a result, holders of the Company’s restricted stock are allocated a proportional share of net income and loss determined by dividing total weighted-average shares of restricted stock by the sum of total weighted-average common shares and shares of restricted stock (the “two-class method”). Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. During loss periods, common stock equivalents such as stock options and convertible debt are excluded from the calculation of diluted loss per share, as the inclusion would have an anti-dilutive effect. See Note 19 -- “Earnings Per Share” for potentially dilutive securities at December 31, 2019, 2018 and 2017.

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

Note 3 -- Recent Accounting Pronouncements

Accounting Standards Update No.  2019-12. In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. It eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill, along with other clarifications. ASU 2019-12 is effective for the Company beginning with the first quarter of 2021. Early adoption is permitted. This guidance will not have a material impact on the Company’s consolidated financial statements. However, it will impact the Company’s future income tax disclosures in its notes to the consolidated financial statements.

Accounting Standard to be Adopted in Fiscal Year 2020

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326), effective January 1, 2020. This update amends guidance on the recognition and measurement of credit losses for assets held at amortized cost and available-for-sale debt securities. For assets held at amortized cost, ASU 2016-13 eliminates the probable initial recognition threshold and, instead, requires credit losses to be measured using the Current Expected Credit Loss (“CECL”) model. The CECL model requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. For available-for-sale debt securities, credit losses will continue to be measured in a manner similar to the current standard. ASU 2016-13 requires a valuation allowance, rather than a write-down, to be recognized for the Company’s expected credit losses. The valuation allowance account is a deduction from the amortized cost basis of the financial assets to reflect the net amount expected to be collected. Any subsequent changes to the expected credit losses of the financial assets will be recorded in earnings. The Company is required to use the modified-retrospective method by recognizing a cumulative-effect adjustment to the beginning retained income of fiscal year 2020. As for debt securities in which an other-than-temporary impairment had been recognized before the effective date, the prospective transition method will be used. On January 1, 2020, a cumulative-effect adjustment of $453 related to reinsurance recoverable was recognized to beginning retained income with a corresponding entry to an allowance for credit losses account.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2019	2018
Cash and cash equivalents	$229,218	$239,458
Restricted cash	700	700
Total	$229,918	$240,158

Restricted cash primarily represents funds held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements.

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At December 31, 2019 and 2018, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
As of December 31, 2019
U.S. Treasury and U.S. government agencies	$26,220	$78	$(3)	$26,295
Corporate bonds	157,155	2,212	(3)	159,364
State, municipalities, and political subdivisions	7,763	149	—	7,912
Exchange-traded debt	8,698	462	(15)	9,145
Redeemable preferred stock	118	5	—	123
Total	$199,954	$2,906	$(21)	$202,839

As of December 31, 2018
U.S. Treasury and U.S. government agencies	$61,979	$24	$(206)	$61,797
Corporate bonds	103,580	134	(1,809)	101,905
State, municipalities, and political subdivisions	10,567	98	(3)	10,662
Exchange-traded debt	8,426	82	(261)	8,247
Redeemable preferred stock	118	—	(6)	112
Total	$184,670	$338	$(2,285)	$182,723

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2019 and 2018 are as follows:

	December 31,
	2019		2018
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$63,135	$63,429	$50,659	$50,574
Due after one year through five years	125,833	127,660	117,826	116,498
Due after five years through ten years	6,896	7,350	11,602	11,253
Due after ten years	4,090	4,400	4,583	4,398
	$199,954	$202,839	$184,670	$182,723

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the years ended December 31, 2019, 2018 and 2017 were as follows:

		Gross	Gross
		Realized	Realized
	Proceeds	Gains	Losses
Year ended December 31, 2019	$7,947	$221	$(3)

Year ended December 31, 2018	$81,809	$1,293	$(570)

Year ended December 31, 2017	$31,759	$2,176	$(181)

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

The Company recognized $289 of credit-related impairment loss on one fixed-maturity security for the year ended December 31, 2019 in the consolidated statement of income compared with $80 of non-credit related impairment loss pertaining to one fixed-maturity security for the year ended December 31, 2018. For the year ended December 31, 2017, the Company recognized impairment losses of $428 related to the sale of four intent-to-sell fixed-maturity securities.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in income for available-for-sale fixed-maturity securities:

	2019	2018	2017
Balance at January 1	$—	$—	$475
Credit impairments on impaired securities	289	—	—
Credit impaired security fully disposed of for which there was no prior intent or requirement to sell	—	—	(475)
Balance at December 31	$289	$—	$—

There was no activity related to cumulative credit losses during 2018. During 2017, the Company sold two fixed-maturity securities with cumulative credit losses totaling $475.

Securities with gross unrealized loss positions at December 31, 2019 and 2018, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2019	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(3)	$2,292	$—	$—	$(3)	$2,292
Corporate bonds	(3)	4,597	—	—	(3)	4,597
Exchange-traded debt	(15)	345	—	—	(15)	345
Total available-for-sale securities	$(21)	$7,234	$—	$—	$(21)	$7,234

At December 31, 2019, there were eight securities in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

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

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At December 31, 2019 and 2018, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
December 31, 2019	$31,863	$3,652	$(230)	$35,285
December 31, 2018	$45,671	$1,059	$(5,587)	$41,143

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the periods related to equity securities still held.

	Years Ended December 31,
	2019	2018
Net gains (losses) recognized	$7,424	$(4,811)
Exclude: Net realized (losses) gains recognized for securities sold	(526)	5,391
Net unrealized gains (losses) recognized*	$7,950	$(10,202)

*	Unrealized holding gains and losses for the comparative year in 2017 were reported in accumulated other comprehensive income.

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the years ended December 31, 2019, 2018 and 2017 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2019	$37,669	$2,448	$(2,974)

Year ended December 31, 2018	$66,439	$7,324	$(1,933)

Year ended December 31, 2017	$45,282	$3,993	$(1,642)

Other-than-temporary Impairment before 2018

Prior to 2018, equity securities classified as available-for-sale were evaluated for other-than-temporary impairment. When the impairment existed, an impairment loss was recognized in the consolidated statement of income. For the year ended December 31, 2017, the Company recognized impairment losses of $1,039 related to available-for-sale equity securities.

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

	December 31, 2019			December 31, 2018
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle- market companies. (b)(c)(e)	$9,659	$2,085	15.37	$10,169	$2,577	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset- backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	5,985	—	1.76	9,219	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	9,188	1,391	0.18	9,023	2,329	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,602	3,106	0.47	1,156	3,706	0.47
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	1,912	8,548	2.24	2,726	7,692	3.28
Total	$28,346	$15,130		$32,293	$16,304

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)

Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.

(c)	Expected to have a ten-year term. Although the capital commitment has expired, follow-on investments and pending commitments may require additional fundings.
(d)

Expected to have a three-year term from June 30, 2018. Although the capital commitment period has ended, the general partner could still request an additional funding of approximately $843 under certain circumstances.

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

(i)	The capital commitment was extended and is now expected to expire on December 1, 2020.
(j)	Expected to have an eight-year term from November 27, 2019.

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

	Years Ended December 31,
	2019	2018	2017
Operating results:
Total income	$27,171	$1,821,935	$409,169
Total expenses	139,252	146,079	105,281
Net (loss) income	$(112,081)	$1,675,856	$303,888

	December 31,
	2019	2018
Balance Sheet:
Total assets	$6,850,913	$6,689,792
Total liabilities	$549,562	$394,029

For the years ended December 31, 2019, 2018 and 2017, the Company recognized net investment income of $1,176, $4,430 and $2,334, respectively, for these investments. At December 31, 2019 and 2018, the Company’s cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $29,528 and $28,354, respectively, and the Company’s maximum exposure to loss aggregated $28,346 and $32,293, respectively.

During the year ended December 31, 2019, the Company received in cash a return on investment of $4,176 and a return of capital of $2,121 compared with a return on investment of $2,345 and a return of capital of $158 during the year ended December 31, 2018. During the year ended December 31, 2017, the Company received total cash distributions of $12,639, representing $11,758 of returned capital and $881 of return on investment. Included in the return of capital was $11,626 from one limited partnership the Company withdrew from in February 2017.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized its share of earnings or losses based on the respective partnership’s statement of income. The carrying value of these investments approximates the amount the Company expected to recover at December 31, 2019 and 2018.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At December 31, 2019 and 2018, the Company’s maximum exposure to loss relating to this variable interest entity was $762 and $845, respectively, representing the carrying value of the investment. At December 31, 2019, 2018 and 2017, there was no undistributed income from this equity method investment.

For the year ended December 31, 2019, the Company did not receive any cash distributions. For the year ended December 31, 2018, the Company received a cash distribution of $763, representing a combined distribution of $68 in earnings and $695 in capital. For the year ended December 31, 2017, the Company received a cash distribution of $564, representing a combined distribution of $147 in earnings and $417 in capital. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Years Ended December 31,
	2019	2018	2017
Operating results:
Total revenues	$2	$438	$331
Total expenses	93	100	483
Net income (loss)	$(91)	$338	$(152)

The Company’s share of net income (loss) *	$(83)	$304	$(234)

*	Included in net investment income in the Company’s consolidated statements of income.

	December 31,
	2019	2018
Balance Sheet:
Property and equipment, net	741	787
Cash	102	149
Other	4	5
Total assets	$847	$941

Other liabilities	$—	$3
Members’ capital	847	938
Total liabilities and members’ capital	$847	$941

Investment in unconsolidated joint venture, at equity**	$762	$845

**	Includes the 90% share of FMKT Mel JV’s operating results.

e) Assets Held for Sale

In November 2018, Greenleaf Capital, LLC, the Company’s wholly owned subsidiary, listed for sale its 10-acre waterfront property, consisting of land, commercial and marina buildings in Treasure Island, Florida. With the expectation of a sale within a year, the property was reclassified in the Company’s consolidated balance sheet from real estate investments to assets held for sale, and depreciation ceased. Although this property has drawn interest from several potential buyers since the listing, the Company has yet to receive an offer with acceptable terms. The Company will continue to market the property but can no longer reasonably assume a sale will occur within a year. Accordingly, in December 2019 the property was reclassified back to real estate investments at its carrying value before it was classified as held for sale. The carrying value of $10,031, including additional improvement costs of $221, was then adjusted for catch-up depreciation expense of $261, which is included in net investment income in the Company’s consolidated statement of income.

f) Real Estate Investments

Real estate investments include land, buildings with office and retail space for lease, outparcels, and marinas. Real estate investments consist of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Land	$39,511	$23,884
Land improvements	11,907	8,717
Building	24,086	19,201
Tenant and leasehold improvements	1,487	1,261
Other	3,489	5,266
Total, at cost	80,480	58,329
Less: accumulated depreciation and amortization	(6,717)	(3,839)
Real estate investments	$73,763	$54,490

On February 27, 2019, the Company acquired approximately nine acres of undeveloped land located near its current headquarters in Tampa, Florida for a purchase price of $8,500, which was primarily financed by the Company’s revolving credit facility. The transaction was accounted for as an asset acquisition. As such, all acquisition-related costs were capitalized.

Depreciation and amortization expense related to real estate investments was $1,782, $1,536 and $1,447, respectively, for the years ended December 31, 2019, 2018 and 2017.

g) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2019	2018	2017
Available-for-sale fixed-maturity securities	$6,506	$5,097	$5,689
Equity securities	1,333	2,131	3,318
Investment expense	(465)	(581)	(726)
Limited partnership investments	1,176	4,430	2,334
Real estate investments	(211)	340	(1,018)
(Loss) income from unconsolidated joint venture	(83)	304	(234)
Cash and cash equivalents	4,970	3,485	2,069
Short-term investments	416	1,375	—
Other	—	—	7
Net investment income	$13,642	$16,581	$11,439

At December 31, 2019, $126,347 or 55.1% of the Company’s cash and cash equivalents were deposited at three national banks and included $12,188 in two custodial accounts. At December 31, 2018, $180,508 or 75.4% of the Company’s cash and cash equivalents were deposited at three national banks and included $73,511 in two custodial accounts. At December 31, 2019 and 2018, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

h) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds and bonds. For the years ended December 31, 2019, 2018, and 2017, net realized gains related to other investments were $54, $69, and $0, respectively.

Note 6 -- Comprehensive Income (Loss)

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

	Year Ended December 31, 2019
	Before Tax	Income Tax Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$4,902	$1,219	$3,683
Other-than-temporary impairment loss	289	71	218
Call and repayment gains charged to investment income	(141)	(35)	(106)
Reclassification adjustment for realized gains	(218)	(54)	(164)
Total other comprehensive gain	$4,832	$1,201	$3,631

	Year Ended December 31, 2018
		Income Tax
	Before Tax	Expense (Benefit)	Net of Tax
Unrealized loss arising during the period	$(3,137)	$(795)	$(2,342)
Other-than-temporary impairment loss	80	20	60
Call and repayment gains charged to investment income	(18)	(5)	(13)
Reclassification adjustment for realized gains	(723)	(183)	(540)
Total other comprehensive loss	$(3,798)	$(963)	$(2,835)

	Year Ended December 31, 2017
		Income Tax
	Before Tax	Expense (Benefit)	Net of Tax
Unrealized gain arising during the period	$5,996	$2,313	$3,683
Other-than-temporary impairment loss	1,467	566	901
Call and repayment losses charged to investment income	14	5	9
Reclassification adjustment for realized gains	(4,346)	(1,676)	(2,670)
Total other comprehensive income	$3,131	$1,208	$1,923

Note 7 -- Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets.
Level 2	Other inputs that are observable for the assets, either directly or indirectly such as quoted prices for identical assets that are not observable throughout the full term of the asset.
Level 3	Inputs that are unobservable.

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

Limited Partnership Investments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company has interests in limited partnerships which are private equity funds. Pursuant to U.S. GAAP, these funds are required to use fair value accounting; therefore, the estimated fair value approximates the carrying value of these funds.

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

Assets Measured at Estimated Fair Value on a Recurring Basis:

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2019 and 2018:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019
Financial Assets:
Cash and cash equivalents	$229,218	$—	$—	$229,218
Restricted cash	$700	$—	$—	$700
Short-term investments	$491	$—	$—	$491
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$25,294	$1,001	$—	$26,295
Corporate bonds	159,364	—	—	159,364
State, municipalities, and political subdivisions	—	7,912	—	7,912
Exchange-traded debt	9,145	—	—	9,145
Redeemable preferred stock	123	—	—	123
Total available-for-sale securities	$193,926	$8,913	$—	$202,839
Equity securities	$35,285	$—	$—	$35,285

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018
Financial Assets:
Cash and cash equivalents	$239,458	$—	$—	$239,458
Restricted cash	$700	$—	$—	$700
Short-term investments	$66,479	$—	$—	$66,479
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$60,297	$1,500	$—	$61,797
Corporate bonds	101,905	—	—	101,905
State, municipalities, and political subdivisions	—	10,662	—	10,662
Exchange-traded debt	8,247	—	—	8,247
Redeemable preferred stock	112	—	—	112
Total available-for-sale securities	$170,561	$12,162	$—	$182,723
Equity securities	$41,143	$—	$—	$41,143

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2019 and 2018.

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of December 31, 2019 and 2018:

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of December 31, 2019
Financial Assets:
Limited partnership investments	$28,346	$—	$—	$28,346	$28,346
Financial Liabilities:
Revolving credit facility	$9,750	$—	$9,750	$—	$9,750
Long-term debt:
4.25% Convertible senior notes	$134,075	$—	$147,375	$—	$147,375
3.95% Promissory note	8,875	—	—	8,887	8,887
4% Promissory note	7,237	—	—	7,409	7,409
3.75% Promissory note	7,837	—	—	7,861	7,861
4.55% Promissory note	5,611	—	—	5,802	5,802
Total long-term debt	$163,635	$—	$147,375	$29,959	$177,334

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of December 31, 2018
Financial Assets:
Limited partnership investments	$32,293	$—	$—	$32,293	$32,293
Financial Liabilities:
Long-term debt:
3.875% Convertible senior notes	$89,181	$—	$89,824	$—	$89,824
4.25% Convertible senior notes	130,120	—	145,617	—	145,617
3.95% Promissory note	9,077	—	—	9,128	9,128
4% Promissory note	7,732	—	—	7,788	7,788
3.75% Promissory note	8,159	—	—	8,001	8,001
4.55% Promissory note	5,826	—	—	6,025	6,025
Total long-term debt	$250,095	$—	$235,441	$30,942	$266,383

Note 8 -- Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2019	2018
Beginning balance	$16,507	$16,712
Policy acquisition costs deferred	42,302	34,999
Amortization	(37,146)	(35,204)
Ending balance	$21,663	$16,507

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2019, 2018 and 2017 was $37,146, $35,204 and $35,663, respectively.

Note 9 -- Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
Land	$1,642	$1,642
Building	8,101	7,959
Computer hardware and software	6,770	6,480
Office furniture and equipment	2,154	2,061
Tenant and leasehold improvements	3,388	3,345
Other	3,377	1,035
Total, at cost	25,432	22,522
Less: accumulated depreciation and amortization	(10,734)	(9,184)
Property and equipment, net	$14,698	$13,338

Depreciation and amortization expense under property and equipment was $1,550, $1,370 and $1,237, respectively, for the years ended December 31, 2019, 2018 and 2017.

Note 10 -- Intangible Assets, net

The Company’s intangible assets, net consist of the following:

	December 31,
	2019	2018
Anchor tenant relationships	$1,761	$1,761
In-place leases	4,215	4,215
Total, at cost	5,976	5,976
Less: accumulated amortization	(1,784)	(1,176)
Intangible assets, net	$4,192	$4,800

For the years ended December 31, 2019, 2018 and 2017, amortization expense associated with intangible assets was $608, $604 and $503, respectively. The remaining weighted-average amortization period as of December 31, 2019 was 14.2 years and 10.0 years for anchor tenant relationships and in-place leases, respectively, or a combined weighted average of 11.4 years.

Amortization expense for intangible assets after December 31, 2019 is as follows:

Year	Amount
2020	$624
2021	519
2022	445
2023	337
2024	333
Thereafter	1,934
Total	$4,192

Note 11 -- Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2019	2018
Benefits receivable related to retrospective reinsurance contracts	$9,480	$3,136
Prepaid expenses	2,107	2,069
Deposits	1,678	1,413
Lease acquisition costs, net	566	620
Other	3,249	1,766
Total other assets	$17,080	$9,004

Note 12 -- Revolving Credit Facility

The Company has a three-year secured revolving credit agreement (“Credit Agreement”) with Fifth Third Bank that expires on December 5, 2021. The Credit Agreement provides the Company with borrowing capacity of up to $65,000 and bears interest at an annual rate equal to monthly-determined LIBOR plus a margin based on the type of collateral used to secure each borrowing. The interest payment is due quarterly in arrears on January 1, April 1, July 1, and October 1. The Credit Agreement contains affirmative and negative covenants as well as customary events of defaults. Under the terms of the Credit Agreement, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances. The unused line fee rate is determined monthly based on the average daily deposit balances.

In February 2019, the Company borrowed $8,000 to fund the purchase of the undeveloped land as described in Note 5 -- “Investments” under Real Estate Investments. The Company incurred and capitalized $459 of issuance costs in other assets. Thereafter, the Company borrowed an additional amount of $1,750 for real estate investment purposes. For the year ended December 31, 2019, interest expense totaled $452, which included $157 of amortized issuance costs. At December 31, 2019, the Company was in compliance with all required covenants, and there were $9,750 of borrowings outstanding.

Note 13 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2019	2018
3.875% Convertible Senior Notes, due March 15, 2019	$—	$89,990
4.25% Convertible Senior Notes, due March 1, 2037	143,750	143,750
3.95% Promissory note, due through February 17, 2020	8,881	9,125
4% Promissory note, due through February 1, 2031	7,345	7,857
3.75% Promissory note, due through September 1, 2036	7,955	8,290
4.55% Promissory note, due through August 1, 2036	5,704	5,928
Finance lease liabilities, due through August 15, 2023	60	55
Total principal amount	173,695	264,995
Less: unamortized discount and issuance costs	(10,000)	(14,845)
Total long-term debt	$163,695	$250,150

The following table summarizes future maturities of long-term debt as of December 31, 2019, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Year
2020	$10,013
2021	1,178
2022	144,974
2023	1,267
2024	1,310
Thereafter	14,953
Total	$173,695

Information with respect to interest expense related to long-term debt is as follows:

	Years Ended December 31,
	2019	2018	2017
Interest Expense:
Contractual interest	$8,061	$10,740	$10,424
Non-cash expense (a)	4,845	7,487	6,404
Capitalized interest (b)	(303)	(131)	(61)
Total	$12,603	$18,096	$16,767

(a)	Represents amortization of debt discount and issuance costs.
(b)	Interest was capitalized for construction projects.

Convertible Senior Notes

3.875% Convertible Senior Notes

On March 15, 2019, the Company repaid the outstanding principal balance of its notes totaling $89,990 plus accrued interest of $1,744. Prior to the repayment, the conversion rate was 16.4074 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.95 per share.

4.25% Convertible Senior Notes

On March 3, 2017, the Company issued 4.25% Convertible Senior Notes in a private offering for an aggregate principal amount of $143,750. The net proceeds were $138,775 after $4,975 in related issuance and transaction costs. The notes mature March 1, 2037 and the cash interest is payable semiannually in arrears on March 1 and September 1 of each year.

The Convertible Senior Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. These Convertible Senior Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Convertible Senior Notes provide no protection to the note holders in the event of a fundamental change or other corporate transaction involving the Company except those described in the indenture. These Convertible Senior Notes do not require a sinking fund to be established for the purpose of redemption.

Embedded Conversion Feature

The conversion feature of these Convertible Senior Notes is subject to conversion rate adjustments upon the occurrence of specified events (including payment of dividends above a specified amount) but will not be adjusted for any accrued and unpaid interest.

Since May 2018, the Company’s cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of December 31, 2019, the conversion rate of the Company’s 4.25% Convertible Notes was 16.3667 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.10 per share.

The holders of the Convertible Senior Notes may convert all or a portion of their Convertible Senior Notes during specified periods as follows: (1) during any calendar quarter commencing after the calendar quarter ending on the dates specified in the indenture, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any ten consecutive trading-day period in which the trading price per $1 principal amount of the Convertible Senior Notes is less than 98% of the product of the last reported sale price and the conversion rate on each such trading day; (3) if specified corporate events, including a change in control, occur; or (4) at any time on or after the dates specified in the indenture.

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2019, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

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

Embedded Redemption Feature – Put Option of the Note Holder

At the option of the holders of the Convertible Senior Notes, the Company is required to repurchase for cash all or any portion of the Convertible Senior Notes at par on March 1, 2022, March 1, 2027 or March 1, 2032. The Company concluded that this embedded feature is not a derivative financial instrument. In addition, based on economic factors at the time when the Convertible Senior Notes were issued, the Company determined it is probable that the note holders will exercise this option. Thus, the Company amortizes the liability component and related issuance costs associated with the Convertible Senior Notes over the period from March 3, 2017 to March 1, 2022.

The effective interest rate for the Convertible Senior Notes, taking into account both cash and non-cash components, approximates 7.6%. Had a 20-year term been used for the amortization of the liability component and issuance costs, the annual effective interest rate charged to earnings would have decreased to approximately 5.4%. As of December 31, 2019, the remaining amortization period of the debt discount was expected to be 2.2 years.

The following table summarizes information regarding the equity and liability components of the Convertible Senior Notes:

	December 31,
	2019	2018
Principal amount	$143,750	$233,740
Unamortized discount	(7,545)	(11,316)
Liability component – net carrying value before issuance costs	$136,205	$222,424
Equity component – conversion, net of offering costs	$15,151	$31,051

Promissory Notes

3.95% Promissory Note

On February 27, 2017, the Company converted its outstanding revolving credit facility of $9,441 into a three-year mortgage loan primarily collateralized by a retail shopping center in Melbourne, Florida. Shortly after the loan conversion, the Company withdrew an additional amount of $109, thereby increasing the loan amount to $9,550. The loan bore a fixed annual interest rate of 3.95%. Approximately $50 of principal and interest was payable in 35 monthly installments beginning March 17, 2017 plus a final balloon payment of $8,891 including principal and unpaid interest payable on February 17, 2020.

3.75% Callable Promissory Note

The loan bears interest at a fixed annual rate of 3.75% and is collateralized by a retail shopping center in Sorrento, Florida and the lease agreements associated with this property. Approximately $53 of principal and interest is payable in 240 monthly installments. The promissory note may be repaid in full as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement. In addition, the lender may require full payment of the outstanding principal and unpaid interest on September 1, 2031 provided a written notice of its intention to call the note is given at least six months in advance.

4% Promissory Note

The loan is collateralized by the Company’s Tampa, Florida headquarters, which is owned by HCPCI Holdings, LLC, and the lease agreements associated with this property. The loan bears interest at a fixed annual rate of 4%. Approximately $68 of principal and interest is payable in 180 monthly installments. The promissory note may be repaid in full as long as the Company provides at least 60 days’ written notice and pays a prepayment premium as specified in the loan agreement.

4.55% Promissory Note

On July 6, 2018, Century Park Holdings, LLC, a subsidiary of the Company, entered into a 18-year loan agreement for $6,000 secured by commercial real estate in Tampa, Florida and an associated lease agreement. The loan bears interest at a fixed annual rate of 4.55%. Approximately $41 of principal and interest is payable in 216 monthly installments. The promissory note may be repaid in full or in part after September 1, 2020 as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement.

Note 14 -- Reinsurance

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance contracts and one quota share reinsurance agreement. Ceded premiums under most catastrophe excess of loss reinsurance contracts are subject to revision resulting from subsequent adjustments in total insured value. Under the terms of the quota share reinsurance agreement, the Company is entitled to a 30% ceding commission on ceded premiums written. The reinsurance premiums under one multi-year flood catastrophe excess of loss reinsurance contract are generally determined on a quarterly basis based on the premiums associated with the applicable flood total insured value in force on the last day of the preceding quarter.

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

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Years Ended December 31,
	2019	2018	2017
Premiums Written:
Direct	$360,525	$336,565	$346,188
Assumed	4,430	(109)	1,158
Gross written	364,955	336,456	347,346
Ceded	(125,765)	(129,643)	(133,635)
Net premiums written	$239,190	$206,813	$213,711
Premiums Earned:
Direct	$340,656	$340,966	$347,235
Assumed	1,423	2,099	11,018
Gross earned	342,079	343,065	358,253
Ceded	(125,765)	(129,643)	(133,635)
Net premiums earned	$216,314	$213,422	$224,618

During the years ended December 31, 2019, 2018, and 2017, ceded losses of $114,443, $149,120, and $214,082, respectively, were recognized as reductions in losses and LAE. Ceded losses related to Hurricane Irma, Hurricane Michael, other non-catastrophe claims were $103,613, $10,750, and $80, respectively, for 2019 and $143,890 and $5,230, respectively, for 2018. For 2017, the reduction in losses and LAE entirely related to Hurricane Irma. Ceded losses recognized in 2018 included $7,400 attributable to Oxbridge Reinsurance Limited, a related party. At December 31, 2019 and 2018, there were 31 and 38 reinsurers, respectively, participating in the Company’s reinsurance program. Amounts receivable with respect to reinsurers at December 31, 2019 and 2018 were $132,678 and $123,911, respectively. Approximately 61.4% of the reinsurance recoverable balance at December 31, 2019 was receivable from the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on the insurance ratings, the payment history and the financial strength of the reinsurers, management believes there was no significant credit risk associated with its reinsurers’ obligation to perform on any prepaid reinsurance contract and to fund any reinsurance recoverable balance as of December 31, 2019. The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2019, 2018 and 2017 was 0.66%, 0.98%, and 4.9%, respectively.

One of the reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the year ended December 31, 2019, the Company recognized a reduction in ceded premiums of $6,778. For the year ended December 31, 2018, the Company recognized a net reduction in ceded premiums of $485 in contrast with a net increase in ceded premiums of $5,740 for the year ended December 31, 2017. Included in these adjustments attributable to the Company’s contract with Oxbridge for the years ended December 31, 2018 and 2017 were $448 and $933, respectively, of net increase in ceded premiums.

In addition, adjustments related to retrospective provisions are reflected in other assets. At December 31, 2019 and 2018, other assets included $9,480 and $3,136, respectively. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Note 15 -- Losses and Loss Adjustment Expenses

The liability for losses and LAE is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred, but not reported. See Loss and Loss Adjustment Expenses in Note 2 -- “Summary of Significant Accounting Policies.”

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

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2019	2018	2017
Net balance, beginning of year*	$94,826	$97,818	$70,492
Incurred, net of reinsurance, related to:
Current year	96,955	96,860	146,922
Prior years	10,559	12,468	18,707
Total incurred, net of reinsurance	107,514	109,328	165,629
Paid, net of reinsurance, related to:
Current year	(48,456)	(54,698)	(87,770)
Prior years	(55,710)	(57,622)	(50,533)
Total paid, net of reinsurance	(104,166)	(112,320)	(138,303)
Net balance, end of year	98,174	94,826	97,818
Add: reinsurance recoverable	116,523	112,760	100,760
Gross balance, end of year	$214,697	$207,586	$198,578

*	Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the year ended December 31, 2019, the Company recognized losses related to prior years of $10,559, which were primarily attributable to unfavorable development resulting from litigation. Included in adverse development for 2019 were losses related to Hurricane Matthew of $1,923. Losses for the 2019 loss year included estimated losses of $7,400 pertaining to one severe storm event during the first quarter. During 2019, the Company increased its estimated gross losses for Hurricane Irma from $411,000 to $514,000 and for Hurricane Michael from $22,250 to $33,000 due to an increase in the number of claims and lawsuits. These increases had no impact on the Company’s results of operations as these additional losses were entirely ceded.

The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2015 to 2012 is presented as supplementary information and is unaudited.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Multi-peril and Dwelling Fire Insurance (a)

									As of December 31, 2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,								Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	2019	Claims	Amounts)(b)
2012	$66,425	$62,742	$64,083	$66,505	$67,058	$66,465	$67,220	$67,469	$137	6,620
2013	—	67,579	69,932	69,906	72,015	71,604	73,763	74,043	306	7,008
2014	—	—	75,810	81,773	84,917	88,053	90,084	92,454	805	7,659
2015	—	—	—	78,017	90,902	96,173	101,272	102,149	1,489	7,660
2016	—	—	—	—	81,446	90,879	92,684	92,986	2,795	6,922
2017	—	—	—	—	—	91,443	88,937	89,652	8,567	5,748
2018	—	—	—	—	—	—	79,436	83,976	16,499	4,657
2019	—	—	—	—	—	—	—	95,467	37,702	4,393
Total								$698,196

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019
2012	$36,914	$53,225	$59,041	$62,836	$64,667	$65,903	$67,059	$67,203
2013	—	40,240	57,374	64,257	68,106	70,224	72,492	73,420
2014	—	—	47,650	68,897	77,712	82,463	87,125	90,707
2015	—	—	—	50,939	76,042	87,784	95,179	99,200
2016	—	—	—	—	51,663	73,037	83,311	89,144
2017	—	—	—	—	—	43,039	66,996	78,808
2018	—	—	—	—	—	—	41,014	63,958
2019	—	—	—	—	—	—	—	47,471
Total								$609,911
All outstanding liabilities before 2012, net of reinsurance								298
Liabilities for LAE, net of reinsurance								$88,583

(a)	Excludes losses from Wind-only insurance (2012 through 2019) and any hurricane event prior to 2019.
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Wind-only Insurance (a) *

									As of December 31, 2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,								Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	2019	Claims	Amounts)(b)
2015	$—	$—	$—	$308	$401	$569	$692	$605	$24	100
2016	—	—	—	—	1,005	1,314	1,814	1,853	77	228
2017	—	—	—	—	—	1,529	1,119	815	26	155
2018	—	—	—	—	—	—	798	708	28	130
2019	—	—	—	—	—	—	—	1,132	46	134
Total								$5,113

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019
2015	$—	$—	$—	$156	$332	$465	$582	$582
2016	—	—	—	—	689	1,155	1,405	1,772
2017	—	—	—	—	—	484	786	789
2018	—	—	—	—	—	—	216	607
2019	—	—	—	—	—	—	—	828
Total								$4,578
All outstanding liabilities before 2012, net of reinsurance								—
Liabilities for LAE, net of reinsurance								$535

*	The Company began writing Homeowners Wind-only insurance in 2015.

(a)	Excludes losses from multi-peril and dwelling fire insurance (2012 through 2019) and any hurricane event prior to 2019.
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Any Hurricane Event prior to 2019

									As of December 31, 2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,								Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	2019	Claims	Amounts)(b)
2016	$—	$—	$—	$—	$21,414	$24,126	$26,211	$28,133	$1,824	2,418
2017	—	—	—	—	—	53,602	54,080	53,557	5,992	20,867
2018	—	—	—	—	—	—	16,543	16,532	432	1,699
2019	—	—	—	—	—	—	—	—	35	136
Total								$98,222

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019
2016	$—	$—	$—	$—	$12,227	$20,025	$23,316	$25,849
2017	—	—	—	—	—	43,905	47,514	47,524
2018	—	—	—	—	—	—	13,391	15,992
2019	—	—	—	—	—	—	—	—
Total								$89,365
All outstanding liabilities before 2012, net of reinsurance								—
Liabilities for LAE, net of reinsurance								$8,857

(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

	December 31,
	2019	2018
Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$88,583	$80,767
Homeowners Wind-only insurance	535	1,434
Losses specific to any hurricane event prior to 2019	8,857	12,612
Other short-duration insurance lines	199	13
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	98,174	94,826
Reinsurance recoverables	116,523	112,760
Total gross liability for unpaid losses and loss adjustment expenses	$214,697	$207,586

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2019:

Average Annual Percentage Payout of Incurred Losses by Age,
Net of Reinsurance
Years	1	2	3	4	5	6	7	8
Homeowners multi-peril and dwelling fire insurance	51.4%	21.2%	7.9%	0.7%	1.8%	1.0%	0.3%	0.0%
Homeowners Wind-only insurance	46.4%	26.1%	7.5%	1.9%	0.0%	*	*	*
Losses specific to any hurricane prior to 2019	70.6%	14.4%	3.4%	2.6%	—	—	—	—

*	The Company began writing Homeowners Wind-only insurance in 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Segment Information

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

For the years ended December 31, 2019, 2018 and 2017, revenues from the Company’s insurance operations before intracompany elimination represented 95.0%, 95.0% and 96.2%, respectively, of total revenues of all operating segments. At December 31, 2019 and 2018, insurance operations’ total assets represented 85.5% and 85.9%, respectively, of the combined assets of all operating segments. See Note 1 -- “Nature of Operations” for a description of the Company’s insurance operations. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
For the Year Ended December 31, 2019
Revenue:
Net premiums earned	$216,314	$—	$—	$—	$216,314
Net investment income	12,230	1	2,348	(937)	13,642
Net realized investment gains (losses)	286	—	(540)	—	(254)
Net unrealized investment gains	6,565	—	1,385	—	7,950
Net other-than-temporary impairment losses	(289)	—	—	—	(289)
Policy fee income	3,229	—	—	—	3,229
Other	762	9,366	5,738	(13,984)	1,882
Total revenue	239,097	9,367	8,931	(14,921)	242,474
Expenses:
Losses and loss adjustment expenses	107,514	—	—	—	107,514
Amortization of deferred policy acquisition costs	37,146	—	—	—	37,146
Interest expense	2	1,653	12,043	(643)	13,055
Depreciation and amortization	113	2,542	1,285	(2,390)	1,550
Other	30,590	5,168	23,246	(11,888)	47,116
Total expenses	175,365	9,363	36,574	(14,921)	206,381
Income (loss) before income taxes	$63,732	$4	$(27,643)	$—	$36,093
Total revenue from non-affiliates(c)	$239,097	$7,738	$7,176

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
For the Year Ended December 31, 2018
Revenue:
Net premiums earned	$213,422	$—	$—	$—	$213,422
Net investment income	10,862	1	5,554	164	16,581
Net realized investment gains	4,639	—	1,544	—	6,183
Net unrealized investment gains	(8,688)	—	(1,514)	—	(10,202)
Net other-than-temporary impairment losses	—	—	(80)	—	(80)
Policy fee income	3,389	—	—	—	3,389
Other	583	9,324	4,999	(12,907)	1,999
Total revenue	224,207	9,325	10,503	(12,743)	231,292
Expenses:
Losses and loss adjustment expenses	109,328	—	—	—	109,328
Amortization of deferred policy acquisition costs	35,204	—	—	—	35,204
Interest expense	1	1,568	17,008	(481)	18,096
Depreciation and amortization	125	2,373	1,011	(2,140)	1,369
Other	25,797	4,254	20,464	(10,122)	40,393
Total expenses	170,455	8,195	38,483	(12,743)	204,390
Income (loss) before income taxes	$53,752	$1,130	$(27,980)	$—	$26,902
Total revenue from non-affiliates(c)	$224,207	$7,718	$9,331

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
For the Year Ended December 31, 2017
Revenue:
Net premiums earned	$224,618	$—	$—	$—	$224,618
Net investment income	9,898	6	2,974	(1,439)	11,439
Net realized investment gains	3,978	—	368	—	4,346
Net unrealized investment gains	—	—	92	—	92
Net other-than-temporary impairment losses	(1,258)	—	(209)	—	(1,467)
Policy fee income	3,622	—	—	—	3,622
Other	693	7,046	4,417	(10,400)	1,756
Total revenue	241,551	7,052	7,642	(11,839)	244,406
Expenses:
Losses and loss adjustment expenses	165,629	—	—	—	165,629
Amortization of deferred policy acquisition costs	35,663	—	—	—	35,663
Interest expense	—	1,250	15,704	(187)	16,767
Loss on repurchase of senior notes	—	—	743	—	743
Depreciation and amortization	128	2,121	939	(1,950)	1,238
Other	27,547	4,022	18,123	(9,702)	39,990
Total expenses	228,967	7,393	35,509	(11,839)	260,030
Income (loss) before income taxes	$12,584	$(341)	$(27,867)	$—	$(15,624)
Total revenue from non-affiliates(c)	$241,551	$5,525	$6,958

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	December 31,
	2019	2018
Segment:
Insurance Operations	$663,280	$615,983
Real Estate Operations	93,727	83,828
Corporate and Other	60,662	146,651
Consolidation and Elimination	(15,060)	(13,599)
Total assets	$802,609	$832,863

Note 17 -- Leases

At December 31, 2019, the Company had operating leases’ ROU assets and corresponding liabilities of $484 and $513, respectively. In addition, the Company had finance leases with ROU assets of $79 and corresponding lease liabilities of $60 at December 31, 2019. The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Storage units	2 years	Yes	(b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a)	At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)	There are no variable lease payments.
(c)	Rent escalation provisions exist.
(d)	There is a bargain purchase option.

As of December 31, 2019, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in Year
2020	$327	$19
2021	208	19
2022	17	17
2023	—	9
Total lease payments	552	64
Less: interest and foreign taxes	39	4
Total lease obligations	$513	$60

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regard to the Company’s operating and finance leases.

Year Ended
December 31, 2019
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$15
Interest expense	2
Operating lease costs*	314
Short-term lease costs*	198
Total lease costs	$529
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$2
Operating cash flows – operating leases	$318
Financing cash flows – finance leases	$14

December 31, 2019
Weighted-average remaining lease term:
Finance leases (in years)	3.7
Operating leases (in years)	1.7
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	4.0%

*	Included in other operating expenses of the consolidated statement of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)	There are no purchase options.

Note 18 -- Income Taxes

A summary of income tax expense is as follows:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$6,177	$7,443	$(3,933)
State	1,362	1,490	34
Foreign	107	104	81
Total current taxes	7,646	9,037	(3,818)
Deferred:
Federal	1,586	(245)	(4,144)
State	287	392	(757)
Foreign	(2)	(7)	(12)
Total deferred taxes	1,871	140	(4,913)
Income tax expense (benefit)	$9,517	$9,177	$(8,731)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$7,579	21.0	$5,649	21.0	$(5,468)	35.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefits	1,362	3.8	1,303	4.8	(657)	4.2
Effects of tax rate changes	(37)	—	—	—	(1,400)	9.0
Share-based compensation	(159)	(0.4)	2,156	8.0	(705)	4.5
Non-deductible executive compensation	685	1.9	306	1.1	244	(1.6)
Other	87	0.1	(237)	(0.8)	(745)	4.8
Income tax (benefit) expense	$9,517	26.4	$9,177	34.1	$(8,731)	55.9

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax returns filed for the years ending December 31, 2018, 2017, and 2016 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify interest and penalties, if any, arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no material amounts of interest or penalties for the years ended December 31, 2019, 2018 and 2017.

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

For the years ended December 31, 2019 and 2018, the Company recorded income taxes of $9,517 and $9,177, respectively, resulting in effective tax rates of 26.4% and 34.1%, respectively. For the year ended December 31, 2017, the Company recorded approximately $8,731 of income tax benefits, which resulted in an effective tax rate of 55.9%. The decrease in the effective tax rate in 2019 as compared with 2018 was primarily attributable to the unfavorable factors in 2018 consisting of the negative effect of the derecognition of deferred tax assets of $1,825 for restricted stock awards of which market conditions would not be met prior to their expiry date, the disallowance of the deductibility of the $1,887 expense representing dividends cumulatively paid on such restricted stock awards which were reclassified from retained income (see Restricted Stock Awards in Note 21 -- “Stock-Based Compensation”), offset by an increase in nondeductible performance-based compensation expenses for 2019. The decrease in the effective tax rate in 2018 as compared with 2017 was primarily attributable to the reduction of the federal corporate income tax rate from 35% to 21%, offset by the opposing factors in 2018 as described earlier.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Unearned premiums	$6,272	$5,455
Losses and loss adjustment expenses	2,838	3,001
Stock-based compensation	878	716
Net unrealized investment losses	—	1,641
Other-than-temporary impairment losses	77	6
Organizational costs	63	76
Accrued expenses	86	78
Unearned revenue	120	231
Bad debt reserve	9	20
Other	—	26
Total deferred tax assets	10,343	11,250
Deferred tax liabilities:
Property and equipment	(1,661)	(1,430)
Intangible assets	(2,214)	(1,841)
Deferred policy acquisition costs	(5,469)	(4,347)
Net unrealized investment gains	(1,547)	—
Basis difference related to partnership investments	(1,188)	(1,193)
Basis difference related to convertible senior notes	(1,256)	(2,429)
Prepaid expenses	(392)	(394)
Other	(624)	(684)
Total deferred tax liabilities	(14,351)	(12,318)
Net deferred tax liabilities	$(4,008)	$(1,068)

State net operating loss carryforwards were fully utilized in 2018 and as such, there are no state net operating loss carryforwards as of December 31, 2018.

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the deferred tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. Thus, the Company did not have a valuation allowance established as of December 31, 2019 or 2018.

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

Note 19 -- Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings (loss) per share during periods of net income (loss).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and fully diluted earnings (loss) per common share is presented below:

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2019
Net income	$26,576
Less: Income attributable to participating securities	(1,448)
Basic Earnings Per Share:
Income allocated to common stockholders	25,128	7,580	$3.32

Effect of Dilutive Securities:
Stock options	—	12
Convertible senior notes	8,748	2,646
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$33,876	10,238	$3.31

(a)	Shares in thousands.

	Loss (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2018
Net income	$17,725
Less: Loss attributable to participating securities*	717
Basic Earnings Per Share:
Income allocated to common stockholders	18,442	7,878	$2.34

Effect of Dilutive Securities:**
Stock options	—	17
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$18,442	7,895	$2.34

(a)	Shares in thousands.
*

Loss attributable to participating securities included the reclassification of cumulative dividends paid on certain restricted stock with market based vesting conditions from retained income to expense. See Restricted Stock Awards in Note 21 -- “Stock-Based Compensation” for additional information.

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

Note 20 -- Stockholders’ Equity

Common Stock

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

During the years ended December 31, 2019 and 2018, the Company repurchased and retired 454,010 and 511,628 shares, respectively, at weighted average prices per share of $41.49 and $39.09, respectively. The total costs of shares repurchased, inclusive of fees and commissions, during the years ended December 31, 2019 and 2018 were $18,851 and $20,015, respectively, or $41.52 and $39.12 per share, respectively. On December 19, 2019, the Board decided to extend the repurchase plan to March 15, 2020.

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

Share Repurchase Agreements

In conjunction with the issuance of the 4.25% Convertible Notes in March 2017 as described in Note 13 -- “Long-Term Debt” under Convertible Senior Notes , the Company used $20,345 of the net proceeds to repurchase and retire an aggregate of 413,600 shares of its common stock at a price of $49.19 per share from institutional investors.

Prepaid Share Repurchase Forward Contracts

The Company has one outstanding prepaid share repurchase forward contract entered into with Societe Generale, a forward counterparty. The Company entered into this forward contract in conjunction with the March 2017 issuance of the 4.25% Convertible Notes as described in Note 13 -- “Long-Term Debt” under Convertible Senior Notes. Under the forward contract, the Company made an initial upfront payment of $9,400 in exchange for the future delivery of 191,000 shares of the Company’s common stock over a settlement period in 2022.

The forward contract is subject to early settlement, in whole or in part, at any time prior to the final settlement date at the option of the forward counterparty, as well as early settlement or settlement with alternative consideration in the event of certain corporate transactions. In the event the Company pays any cash dividends on its common shares, the forward counterparty will pay an equivalent amount to the Company. The shares to be purchased under the forward contract will be treated as retired for financial statement purposes as of the effective date of the forward contract, but will remain outstanding for corporate law purposes, including for purposes of any future stockholder votes.

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

Preferred Stock

Series A Cumulative Convertible Preferred Stock

At December 31, 2019 and 2018, there were no Series A Cumulative Convertible Preferred Stock issued or outstanding.

Series B Junior Participating Preferred Stock (“Series B Preferred”)

At December 31, 2019 and 2018, there were no Series B Preferred issued or outstanding.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 21 -- Stock-Based Compensation

Incentive Plan

The Company currently has outstanding stock-based awards granted under its 2007 Stock Option and Incentive Plan and 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. With respect to the 2012 Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. At December 31, 2019, there were 1,761,804 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2019, 2018 and 2017 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	50,000	$4.02	2.3 years	$1,773

Granted	110,000	$40.00
Exercised	(30,000)	$2.50
Outstanding at December 31, 2017	130,000	$34.82	8.2 years	$472

Granted	110,000	$40.00
Outstanding at December 31, 2018	240,000	$37.19	8.8 years	$3,278

Granted	110,000	$53.00
Exercised	(10,000)	$6.30
Outstanding at December 31, 2019	340,000	$43.21	7.9 years	$1,657

Exercisable at December 31, 2019	92,500	$36.36	6.8 years	$868

The following table summarizes information about options exercised for the years ended December 31, 2019, 2018 and 2017 (option amounts not in thousands):

	2019	2018	2017
Options exercised	10,000	—	30,000
Total intrinsic value of exercised options	$347	$—	$1,319
Tax benefits realized	$85	$—	$509

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $870, $521 and $306, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $22, $79 and $78 for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, there was $1,835 and $1,359, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.4 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Expected dividend yield	3.34%	4.00%	3.53%
Expected volatility	40.17%	42.22%	42.86%
Risk-free interest rate	2.53%	2.57%	1.92%
Expected life (in years)	5	5	5

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants include only service conditions. The determination of fair value with respect to the awards with only service-based conditions is based on the market value of the Company’s stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	542,503	$30.81
Granted	154,936	$42.92
Vested	(75,983)	$37.95
Forfeited	(23,766)	$36.32
Nonvested at December 31, 2017	597,690	$32.82

Granted	189,860	$41.81
Vested	(98,617)	$40.82
Forfeited	(56,637)	$36.46
Nonvested at December 31, 2018	632,296	$33.33

Granted	180,404	$42.79
Vested	(116,164)	$40.10
Forfeited	(299,776)	$25.31
Nonvested at December 31, 2019	396,760	$41.71

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $5,590, $4,111 and $4,217 for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, there was approximately $12,661 and $11,199, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.6 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Deferred tax benefits recognized	$1,075	$862	$970
Tax benefits realized for restricted stock and paid dividends	$1,129	$1,086	$1,396
Fair value of vested restricted stock	$4,658	$4,025	$2,884

During 2019, 284,000 shares of the Company’s restricted stock awards granted to employee and nonemployee directors were forfeited for not meeting their market-based vesting conditions. Any dividend payment associated with these awards during 2019 was expensed when declared. As a result, for the year ended December 31, 2019, the Company recognized dividends of $237 in general and administrative personnel expenses for $170 and in other operating expenses for $67.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During 2018, the Company reclassified from retained income dividends of $1,887 cumulatively paid on unvested restricted stock awards with market based vesting conditions to general and administrative personnel expenses for $1,346 and to other operating expenses for $541. These awards, of which the market conditions would not have been met, were granted to the Company’s employee and nonemployee directors during 2013. As a result, for the year ended December 31, 2018, the Company recognized dividends of $195 related to these awards in general and administrative personnel expenses for $159 and in other operating expenses for $36.

During the years ended December 31, 2019, 2018 and 2017, no awards were issued with other than service-based vesting conditions.

Note 22 -- Employee Benefit Plan

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2019, 2018 and 2017, the Company contributed approximately $638, $536 and $560, respectively, in matching contributions, which are included in general and administrative personnel expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. At December 31, 2019 and 2018, the amounts accrued under the gratuity plan were $89 and $72, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans: the Provident Fund and the Employees State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $17, $14 and $17, respectively, for the years ended December 31, 2019, 2018 and 2017.

Note 23 -- Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contract

As of December 31, 2019, the Company has a contractual obligation related to one multi-year reinsurance contract. This contract may be cancelled only with the other party’s consent. The future minimum aggregate premium amounts payable to the reinsurer is $2,024 due in 12 months following December 31, 2019. Reinsurance premiums payable after March 31, 2020 are estimated and subject to subsequent revision as the premiums are determined on a quarterly basis based on the premiums associated with the applicable flood total insured value on the last day of the preceding quarter.

Rental Income

The Company leases available space at the Company’s headquarters and at its various investment properties to non-affiliates at various terms. In addition, the Company leases boat slips and docks on a long-term basis. Expected annual rental income due under non-cancellable operating leases for all properties owned at December 31, 2019 is as follows:

Year	Amount
2020	$4,164
2021	3,699
2022	3,188
2023	2,709
2024	2,683
Thereafter	11,720
Total	$28,163

Capital Commitment

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At December 31, 2019, there was an aggregate unfunded balance of $15,130.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 24 -- Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2019, 2018 and 2017.

	Three Months Ended
	03/31/19	06/30/19	09/30/19	12/31/19
Net premiums earned	$51,184	$51,998	$54,434	$58,698
Total revenue	60,634	58,630	59,979	63,231
Losses and loss adjustment expenses	26,996	24,293	27,327	28,898
Policy acquisition and other underwriting expenses	9,673	10,077	10,988	11,759
Interest expense	4,337	2,884	2,907	2,927
Total expenses	51,351	48,315	52,260	54,455
Income (loss) before income taxes	9,283	10,315	7,719	8,776
Net income (loss)	6,738	7,553	5,853	6,432
Comprehensive income (loss)	8,732	8,767	6,189	6,519
Earnings per share:
Basic	$0.82	$0.93	$0.73	$0.84
Diluted*	$0.82	$0.90	$0.73	$0.82

*	During the quarters ended March 31, 2019 and September 30, 2019, the convertible senior notes were antidilutive.

	Three Months Ended
	03/31/18	06/30/18	09/30/18	12/31/18
Net premiums earned	$53,522	$52,965	$54,177	$52,758
Total revenue	57,739	58,813	61,743	52,997
Losses and loss adjustment expenses	19,655	21,803	25,769	42,101
Policy acquisition and other underwriting expenses	9,360	9,959	9,829	9,795
Interest expense	4,470	4,505	4,552	4,569
Total expenses	42,935	47,293	49,820	64,342
Income (loss) before income taxes	14,804	11,520	11,923	(11,345)
Net income (loss)	10,791	6,403	8,997	(8,466)
Comprehensive income (loss)	8,340	6,413	8,955	(8,818)
Earnings (loss) per share:
Basic	$1.25	$0.96	$1.08	$(0.95)
Diluted**	$1.11	$0.92	$1.00	$(0.95)

**	During the quarter ended December 31, 2018, the convertible senior notes and stock options were antidilutive.

	Three Months Ended
	03/31/17	06/30/17	09/30/17	12/31/17
Net premiums earned	$63,036	$61,847	$43,964	$55,771
Total revenue	67,713	67,580	47,490	61,623
Losses and loss adjustment expenses	25,529	27,665	89,231	23,204
Policy acquisition and other underwriting expenses	9,649	10,070	9,926	10,018
Interest expense	3,542	4,378	4,408	4,439
Total expenses	48,571	53,275	113,508	44,676
Income (loss) before income taxes	19,142	14,305	(66,018)	16,947
Net income (loss)	12,020	9,542	(40,546)	12,091
Comprehensive income (loss)	12,949	8,959	(38,792)	11,914
Earnings (loss) per share:
Basic	$1.27	$1.05	$(4.44)	$1.37
Diluted***	$1.15	$0.93	$(4.44)	$1.14

***	During the quarter ended September 30, 2017, the convertible senior notes and stock options were antidilutive.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 25 -- Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the Florida Business Corporation Act and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 2019, without prior regulatory approval, $88,780 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2020. The following briefly describes certain related and other requirements and restrictions imposed by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

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

The Code requires HCPCI and TypTap to maintain capital and surplus equal to the greater of 10% of their respective liabilities or a statutory minimum as defined in the Code. TypTap, the Company’s insurance subsidiary organized in 2015, was subject to a consent order that required TypTap to maintain minimum capital and surplus of $20,000 during the year ending December 31, 2018. At December 31, 2019, HCPCI and TypTap were required to maintain minimum capital and surplus of $21,700 and $10,000, respectively. At December 31, 2018, HCPCI was required to maintain minimum capital and surplus of $21,700. HCPCI and TypTap were in compliance with these requirements at December 31, 2019 and 2018.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2019, 2018 and 2017, HCPCI’s statutory-basis capital and surplus was approximately $159,000, $149,000 and $153,000, respectively. For the years ended December 31, 2019 and 2018, HCPCI had statutory-basis net income of approximately $18,400 and $20,700, respectively, in contrast with a statutory-basis net loss of approximately $10,500 for the year ended December 31, 2017. At December 31, 2019, 2018 and 2017, TypTap’s statutory-basis capital and surplus was approximately $27,200, $26,000 and $24,000, respectively. For the year ended December 31, 2019, TypTap’s statutory-basis net loss was approximately $5,200. For the year ended December 31, 2018, TypTap had statutory-basis net income of approximately $2,034 as opposed to statutory-basis net loss of approximately $797 for the year ended December 31, 2017. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

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

As a result, HCPCI was qualified to make dividend payments at December 31, 2019, 2018 and 2017.

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

Years Ended December 31,
	2019	2018	2017
HCPCI:
Gross	1.92 to 1	2.17 to 1	2.01 to 1
Net	1.15 to 1	1.27 to 1	1.11 to 1
TypTap:
Gross	2.23 to 1	0.57 to 1	0.33 to 1
Net	1.63 to 1	0.38 to 1	0.27 to 1

Bermuda

The Bermuda Monetary Authority requires Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled reinsurance subsidiary, to maintain minimum capital and surplus of $2,000. At December 31, 2019 and 2018, Claddaugh’s statutory capital and surplus was approximately $34,500 and $45,000, respectively. For the years ended December 31, 2019, 2018 and 2017, Claddaugh reported statutory net losses of approximately $4,400, $8,100 and $5,200, respectively. During 2019 and 2018, Claddaugh made returns of capital distribution of $6,000 and $10,000, respectively, to the Company. During 2017, Claddaugh made a dividend payment of $20,000 to the Company.

HCPCI and TypTap are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2019 and 2018, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2019, the combined statutory capital and surplus and minimum capital and surplus of the Company’s U.S. insurance subsidiaries were approximately $186,446 and $95,318, respectively.

At December 31, 2019 and 2018, restricted net assets represented by the Company’s insurance subsidiaries amounted to $191,210 and $181,571, respectively.

Note 26 -- Related Party Transactions

Claddaugh had a reinsurance agreement with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from the Company’s insurance subsidiary, HCPCI, was ceded by Claddaugh to Oxbridge. On May 28, 2018, Claddaugh terminated its multi-year reinsurance contract with Oxbridge, effective June 1, 2018. Upon termination, Claddaugh agreed to pay Oxbridge a settlement fee of $600 and derecognized the benefits accrued in connection with retrospective provisions. The settlement fee and the derecognition of the $622 of accrued benefits were recorded in premiums ceded. With respect to the period from June 1, 2016 through May 31, 2017, Oxbridge assumed $6,000 of the total covered exposure for approximately $3,400 in premiums. With respect to the period from June 1, 2017 through May 31, 2018, Oxbridge assumed $7,400 of the total covered exposure for approximately $3,400 in premiums. Among the Oxbridge shareholders are Paresh Patel, the Company’s chief executive officer, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who serves as Oxbridge’s president and chief executive officer.

In March 2018, the Company purchased six-month certificates of deposit totaling approximately $15,094 from First Home Bank, a local bank in the Tampa Bay area where two of the Company’s directors are members of the bank’s board of directors. In May 2018, the Company moved the funds from the certificate of deposit accounts to a money market account. The interest rates and terms of the accounts were comparable to those offered at the time to other clients of the bank. At December 31, 2019, all accounts with this bank were closed.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 27 -- Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$17,738	$42,292
Fixed-maturity securities, available for sale, at fair value	745	38,224
Equity securities, at fair value	6,689	7,299
Short-term investments	—	25,275
Limited partnership investments, at equity	21,405	21,711
Note receivable – related party	1,280	1,280
Investment in subsidiaries	290,675	290,469
Property and equipment, net	345	445
Income tax receivable	—	3,019
Other assets	4,466	1,136
Total assets	$343,343	$431,150
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$6,526	$4,772
Income tax payable	1,443	—
Deferred income taxes, net	2,587	3,594
Revolving credit facility	9,750	—
Long-term debt	134,080	219,301
Due to related parties	3,414	22,042
Total liabilities	157,800	249,709
Total stockholders’ equity	185,543	181,441
Total liabilities and stockholders’ equity	$343,343	$431,150

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2019	2018	2017
Net investment income	$2,295	$5,348	$2,799
Net realized investment (losses) gains	(541)	1,544	367
Net unrealized investment gains (losses)	1,385	(1,514)	92
Other-than-temporary impairment losses	—	(80)	(209)
Loss on repurchases of senior notes	—	—	(743)
Interest expense	(12,042)	(17,007)	(15,704)
Operating expenses	(6,353)	(5,429)	(5,489)
Loss before income tax benefit and equity in income of subsidiaries	(15,256)	(17,138)	(18,887)
Income tax benefit	3,092	1,856	9,605
Net loss before equity in income of subsidiaries	(12,164)	(15,282)	(9,282)
Equity in income of subsidiaries	38,740	33,007	2,389
Net income (loss)	$26,576	$17,725	$(6,893)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$26,576	$17,725	$(6,893)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,638	2,550	2,630
Net realized investment losses (gains)	541	(1,544)	(367)
Net unrealized investment (gains) losses	(1,385)	1,514	(92)
Amortization of premiums (discounts) on investments in fixed-maturity securities	66	(3)	51
Depreciation and amortization	5,194	7,737	6,673
Net income from limited partnership investments	(701)	(3,007)	(1,354)
Distributions from limited partnership interests	1,661	1,495	881
Other-than-temporary impairment losses	—	80	209
Loss on repurchases of senior notes	—	—	743
Loss from disposal of property and equipment	—	—	17
Equity in income of subsidiaries	(38,740)	(33,007)	(2,389)
Deferred income taxes	(916)	1,075	(4,224)
Changes in operating assets and liabilities:
Income taxes	4,462	4	(1,461)
Other assets	(3,042)	(144)	(106)
Accrued expenses and other liabilities	1,750	273	1,544
Due to related parties	(16,754)	(2,600)	(54,896)
Net cash used in operating activities	(17,650)	(7,852)	(59,034)
Cash flows from investing activities:
Investment in limited partnership interest	(1,602)	(5,125)	(4,611)
Investment in note receivable – related party	—	—	(7,280)
Purchase of fixed-maturity securities	(234)	(5,864)	(31,034)
Purchase of equity securities	(8,733)	(16,913)	(12,483)
Purchase of short-term and other investments	(187)	(50,510)	—
Purchase of property and equipment	(176)	(154)	(306)
Proceeds from sales of fixed-maturity securities	477	2,215	667
Proceeds from calls, repayments and maturities of fixed-maturity securities	35,361	—	—
Proceeds from sales of equity securities	9,906	20,698	8,886
Proceeds from sales, redemptions and maturities of short-term and other investments	25,733	25,401	—
Collection of note receivable – related party	—	6,000	—
Distributions from limited partnership interests	948	158	11,758
Dividends received from subsidiary	44,000	42,000	105,000
Return of capital from subsidiary	6,000	10,000	—
Investment in subsidiaries	(5,000)	—	—
Net cash provided by investing activities	106,493	27,906	70,597

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows (Continued)

	Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Repurchases of common stock	(1,203)	(1,151)	(30,718)
Repurchases of common stock under share repurchase plan	(18,851)	(20,015)	(15,154)
Repurchases of senior notes	—	—	(40,250)
Debt issuance costs paid	(459)	—	(4,975)
Cash dividends paid to stockholders	(13,012)	(11,318)	(13,906)
Cash dividends received under share repurchase forward contract	306	967	1,073
Proceeds from revolving credit facility	9,750	—	—
Proceeds from exercise of stock options	63	—	75
Proceeds from issuance of long-term debt	—	—	143,750
Repayment of long-term debt	(89,991)	—	—
Net cash (used in) provided by financing activities	(113,397)	(31,517)	39,895
Net (decrease) increase in cash and cash equivalents	(24,554)	(11,463)	51,458
Cash and cash equivalents at beginning of year	42,292	53,755	2,297
Cash and cash equivalents at end of year	$17,738	$42,292	$53,755

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 28 -- Subsequent Events

On February 28, 2020, the Company entered into a loan agreement with American Equity Investment Life Insurance Company for gross proceeds of $10,000. The agreement bears interest at a fixed rate of 3.90% and is secured by the property in Melbourne, Florida and the assignment of associated lease agreements. Approximately $60 of principal and interest is payable in 143 monthly installments beginning April 1, 2020 plus a final balloon payment of $5,007 including principal and unpaid interest payable on March 1, 2032. The promissory note may be repaid in full at any time as long as the Company provides at least 60 days’ written notice and pays a prepayment premium and a processing fee. The proceeds were primarily used to repay the 3.95% Promissory Note due in February 2020.

On February 5, 2020, HCPCI entered into a policy replacement agreement with Anchor Property & Casualty Insurance Company (“Anchor”). Under the agreement, Anchor will cancel all its policies as of April 1, 2020 and HCPCI will offer short-term replacement policies to those policyholders, who are under no obligation to accept them. The replacement policies will have substantially the same terms and rates as the cancelled polices and will expire on the same dates the cancelled policies would have expired had they not been cancelled. Upon expiration of the replacement policies, HCPCI will offer renewals to those policyholders at its own rates and terms. At April 1, 2020, HCPCI expects to offer up to approximately 43,000 replacement policies, representing annualized premiums of up to $69,000. In addition, HCPCI will pay a cash bonus at the agreed rate ($50 per $1,000 of premium in force), provided that Anchor is in compliance with the covenants specified in the agreement.

On January 21, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are scheduled for payment on March 20, 2020 to stockholders of record on February 21, 2020.

On January 16, 2020, the Company granted 40,000 shares of restricted stock and 110,000 options to purchase the Company’s common shares at an exercise price of $48 per share to its chief executive officer, Paresh Patel. The options will expire on January 16, 2030. These share-based awards were granted pursuant to the 2012 Plan and will vest in equal annual installments over four years, so long as Mr. Patel remains employed by the Company. The grant date fair values of the restricted stock and options were $1,839 and $1,234, respectively.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2019). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Dixon Hughes Goodman, LLP, an independent registered public accounting firm, has audited the 2019 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2019 and 2018 provided by Dixon Hughes Goodman, LLP, our principal accountant:

	2019	2018
Audit fees (a)	$390	$385
All other fees (b)	—	9
	$390	$394

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

The Audit Committee pre-approved all 2019 engagements and fees for services provided by our principal accountant.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

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

3.2	Bylaws, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed September 13, 2019.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

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

10.46**

Written Description of Non-Employee Director Compensation Arrangement adopted September 9, 2019 establishing compensation of our non-employee directors. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed November 6, 2019.

10.47

Policy Replacement Agreement, dated February 12, 2020, by and between Homeowners Choice Property & Casualty Insurance Company, Inc. and Anchor Property & Casualty Insurance Company together with Anchor Insurance Managers, Inc. Incorporated by reference to Exhibit 99.1 of our Form 8-K filed February 14, 2020.

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

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 22, 2019.

10.105**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. date January 16, 2020. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 23, 2020.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

March 6, 2020	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2020	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

March 6, 2020	By	/s/ James Mark Harmsworth
James Mark Harmsworth, Chief Financial Officer (Principal Financial and Accounting Officer)

March 6, 2020	By	/s/ Wayne Burks
Wayne Burks, Director

March 6, 2020	By	/s/ James Macchiarola
James Macchiarola, Director

March 6, 2020	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 6, 2020	By	/s/ Harish M. Patel
Harish M. Patel, Director

March 6, 2020	By	/s/ Gregory Politis
Gregory Politis, Director

March 6, 2020	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 6, 2020	By	/s/ Loreen Spencer
Loreen Spencer, Director

March 6, 2020	By	/s/ Susan Watts
Susan Watts, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.