Form 10-Q
period 2020-03-31
HCI Group, Inc.
filed 2020-05-08
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on April 30, 2020 was 7,888,834.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $186,224 and $199,954, respectively and allowance for credit losses: $439 and $0, respectively)	$185,845	$202,839
Equity securities, at fair value (cost: $25,514 and $31,863, respectively)	24,131	35,285
Short-term investments, at fair value	464	491
Limited partnership investments	25,634	28,346
Investment in unconsolidated joint venture, at equity	746	762
Real estate investments	75,770	73,763
Total investments	312,590	341,486
Cash and cash equivalents	317,078	229,218
Restricted cash	700	700
Accrued interest and dividends receivable	1,924	1,616
Income taxes receivable	916	1,040
Premiums receivable	18,898	20,255
Prepaid reinsurance premiums	7,620	17,983
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $134 and $0, respectively)	16,766	16,155
Unpaid losses and loss adjustment expenses (allowance: $295 and $0, respectively)	100,937	116,523
Deferred policy acquisition costs	20,338	21,663
Property and equipment, net	14,569	14,698
Intangible assets, net	4,034	4,192
Other assets	19,969	17,080
Total assets	$836,339	$802,609

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$207,108	$214,697
Unearned premiums	165,155	181,163
Advance premiums	44,545	5,589
Assumed reinsurance balances payable	54	76
Accrued expenses	9,275	10,059
Deferred income taxes, net	3,268	4,008
Revolving credit facility	23,750	9,750
Long-term debt	165,416	163,695
Other liabilities	38,512	28,029
Total liabilities	657,083	617,066
Commitments and contingencies (Note 19)
Stockholders' equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 7,735,204 and 7,764,564 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	—	—
Additional paid-in capital	—	—
Retained income	179,210	183,365
Accumulated other comprehensive income, net of taxes	46	2,178
Total stockholders’ equity	179,256	185,543
Total liabilities and stockholders’ equity	$836,339	$802,609

See accompanying Notes to Consolidated Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue
Gross premiums earned	$92,365	$82,597
Premiums ceded	(30,719)	(31,413)
Net premiums earned	61,646	51,184
Net investment (loss) income	(192)	3,278
Net realized investment losses	(2,244)	(372)
Net unrealized investment (losses) gains	(4,805)	5,293
Credit losses on investments	(439)	—
Policy fee income	829	795
Other	585	456
Total revenue	55,380	60,634
Expenses
Losses and loss adjustment expenses	28,078	26,996
Policy acquisition and other underwriting expenses	11,826	9,673
General and administrative personnel expenses	8,367	7,364
Interest expense	2,970	4,337
Other operating expenses	3,482	2,981
Total expenses	54,723	51,351
Income before income taxes	657	9,283
Income tax expense	110	2,545
Net income	$547	$6,738
Basic earnings per share	$0.07	$0.82
Diluted earnings per share	$0.07	$0.82

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$547	$6,738
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments:
Net unrealized (loss) gain arising during the period	(3,471)	2,704
Credit losses charged to income	439	—
Call and repayment gains charged to investment income	(66)	—
Reclassification adjustment for net realized loss (gain)	273	(33)
Net change in unrealized (loss) gain	(2,825)	2,671
Deferred income taxes on above change	693	(677)
Total other comprehensive (loss) income, net of income taxes	(2,132)	1,994
Comprehensive (loss) income	$(1,585)	$8,732

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2020

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2019	7,764,564	$—	$—	$183,365	$2,178	$185,543
Net income	—	—	—	547	—	547
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,132)	(2,132)
Cumulative effect on adoption of credit loss standard	—	—	—	(453)	—	(453)
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	45,000	—	—	—	—	—
Forfeiture of restricted stock	(7,138)	—	—	—	—	—
Repurchase and retirement of common stock	(371)	—	(17)	—	—	(17)
Repurchase and retirement of common stock under share repurchase plan	(76,851)	—	(3,041)	—	—	(3,041)
Common stock dividends ($0.40 per share)	—	—	—	(3,095)	—	(3,095)
Stock-based compensation	—	—	1,841	—	—	1,841
Additional paid-in capital shortfall allocated to retained income	—	—	1,154	(1,154)	—	—
Balance at March 31, 2020	7,735,204	$—	$—	$179,210	$46	$179,256

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2019

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2018	8,356,730	$—	$—	$182,894	$(1,453)	$181,441
Net income	—	—	—	6,738	—	6,738
Total other comprehensive loss, net of income taxes	—	—	—	—	1,994	1,994
Issuance of restricted stock	40,000	—	—	—	—	—
Forfeiture of restricted stock	(4,681)	—	—	—	—	—
Repurchase and retirement of common stock	(371)	—	(18)	—	—	(18)
Repurchase and retirement of common stock under share repurchase plan	(31,789)	—	(1,338)	—	—	(1,338)
Common stock dividends ($0.40 per share)	—	—	—	(3,236)	—	(3,236)
Stock-based compensation	—	—	1,459	—	—	1,459
Balance at March 31, 2019	8,359,889	$—	$103	$186,396	$541	$187,040

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$547	$6,738
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,841	1,459
Net (accretion of discounts) amortization of premiums on investments in fixed-maturity securities	(20)	90
Depreciation and amortization	2,182	2,707
Deferred income tax (benefit) expense	(47)	112
Net realized investment losses	2,244	372
Net unrealized investment losses (gains)	4,805	(5,293)
Credit loss expense	415	—
Loss from unconsolidated joint venture	16	33
Net loss from limited partnership interests	2,935	211
Distributions received from limited partnership interests	382	1,013
Foreign currency remeasurement loss	80	1
Other non-cash items	1	48
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(308)	(664)
Income taxes	124	2,400
Premiums receivable	1,357	(221)
Prepaid reinsurance premiums	10,363	10,568
Reinsurance recoverable	14,546	18,271
Deferred policy acquisition costs	1,325	1,336
Other assets	(2,651)	(1,821)
Losses and loss adjustment expenses	(7,589)	(22,925)
Unearned premiums	(16,008)	(14,429)
Advance premiums	38,956	9,968
Assumed reinsurance balances payable	(22)	(10)
Accrued expenses and other liabilities	(71)	631
Net cash provided by operating activities	55,403	10,595

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from investing activities:
Investments in limited partnership interests	$(919)	$(761)
Distributions received from limited partnership interests	314	—
Purchase of property and equipment	(353)	(634)
Purchase of real estate investments	(2,452)	(9,133)
Purchase of fixed-maturity securities	(9,089)	(69,672)
Purchase of equity securities	(4,548)	(12,371)
Purchase of short-term and other investments	—	(182)
Proceeds from sales of fixed-maturity securities	4,049	2,911
Proceeds from calls, repayments and maturities of fixed-maturity securities	27,914	41,403
Proceeds from sales of equity securities	9,007	27,874
Proceeds from sales, redemptions and maturities of short-term and other investments	—	35,854
Net cash provided by investing activities	23,923	15,289
Cash flows from financing activities:
Cash dividends paid	(3,172)	(3,313)
Cash dividends received under share repurchase forward contract	77	77
Proceeds from revolving credit facility	14,000	8,000
Proceeds from exercise of common stock options	63	—
Proceeds from issuance of long-term debt	10,000	—
Repayment of long-term debt	(9,160)	(90,318)
Repurchases of common stock	(17)	(18)
Repurchases of common stock under share repurchase plan	(3,041)	(1,338)
Debt issuance costs	(165)	(459)
Net cash provided by (used in) financing activities	8,585	(87,369)
Effect of exchange rate changes on cash	(51)	(8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	87,860	(61,493)
Cash, cash equivalents, and restricted cash at beginning of period	229,918	240,158
Cash, cash equivalents, and restricted cash at end of period	$317,778	$178,665
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33	$33
Cash paid for interest	$3,349	$5,111
Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(2,132)	$1,994
Receivable from sales of equity securities	$61	$—
Receivable from maturities of fixed-maturity securities	$219	$—
Payable on purchases of equity securities	$142	$—
Payable on purchases of fixed-maturity securities	$9,616	$—

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI also offers flood-endorsed and wind-only policies to Florida customers and has regulatory approval to underwrite residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas.  However, Florida is still HCPCI’s primary market. TypTap offers standalone flood and homeowners multi-peril policies. The operations of both insurance subsidiaries are supported by HCI Group, Inc. and certain HCI subsidiaries. In particular, the Company is developing technologies to collect and analyze claims and other supplemental data to generate savings and efficiency for the operations of the insurance subsidiaries. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the businesses of owning and leasing real estate and operating marina facilities and one restaurant.

Risks and Uncertainties Caused by Novel Coronavirus (“COVID-19”)

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic.  COVID-19 is a respiratory illness caused by a virus that can spread from person to person. To contain the spread of COVID-19, measures are being undertaken in the United States of America and elsewhere around the world. These measures include, but are not limited to, domestic and international travel restrictions, temporary closure of nonessential businesses, cessation of public activity, and work-from-home orders, which has led to significantly reduced economic activity. In Florida where the Company’s headquarters is located, a statewide stay-at-home order was issued. In response to the pandemic, the Company temporarily closed its offices in Florida and asked employees to work from home until further notice. The Company also closed temporarily its restaurant and both of its marinas. The Company quickly adjusted its technologies and infrastructure to support a remote workforce and maintain business continuity. As a provider of homeowners insurance, the Company continually prepares for disasters and catastrophic events, including events that could disrupt business continuity.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is intended to provide fast and direct economic assistance for American workers and families, small businesses, and to preserve jobs in American industries. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The Company qualifies as a small business under the CARES Act but did not apply for any of the government loan programs.

At present, the Company’s insurance subsidiaries do not foresee a direct material impact from the outbreak of COVID-19 in terms of increased claims and losses. However, the resulting economic uncertainty is adversely affecting the results of the Company’s investment portfolios (See Note 5 -- Investments). The Company generally holds or invests premiums collected from policyholders in the financial markets in order to earn income before claims need to be paid. Since the economic outlook started to deteriorate, the Company’s investments in limited partnerships, equity and fixed-maturity securities have decreased in value significantly.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In addition, the Company’s insurance subsidiaries may experience difficulties collecting premiums from some policyholders. Policyholders with financial difficulties may decide not to renew insurance policies with the Company. Reinsurance companies with which the Company has contracted may also face liquidity issues and may not timely settle reinsurance balances that become due. Reinsurance costs could also increase as reinsurers pay COVID-19 related claims worldwide and face the possibility of increases in the cost of capital needed to fund their operations.

Furthermore, due to the impact of the COVID-19 outbreak on retail business activities, rent payments due from the Company’s lessees may be delayed or not received. Some lessees, with the exception of all anchor tenants, have already sought rent concessions in order to stay in business. In the near term, the Company determined there is no impairment to its real estate investments or intangible assets as the real estate market is inherently slower moving than equity and debt security markets. For other auxiliary operations such as restaurant and marina business, the temporary closure of these operations has no material impact on the Company’s results of operations.

It is too early to gauge the effectiveness of the CARES Act in assisting targeted individuals and businesses and preventing economic downturn. As of the date of issuance of these interim unaudited consolidated financial statements, the extent to which the COVID-19 pandemic may materially affect the Company's financial condition, liquidity, or results of operations in the medium and long-term future remains uncertain and unquantifiable.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2020. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K, which was filed with the SEC on March 6, 2020.

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

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326), effective January 1, 2020. This update amends guidance on the recognition and measurement of credit losses for assets held at amortized cost and available-for-sale debt securities. For assets held at amortized cost, ASU 2016-13 eliminates the probable initial recognition threshold and, instead, requires credit losses to be measured using the Current Expected Credit Loss (“CECL”) model. The CECL model requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. For available-for-sale debt securities, credit losses will continue to be measured in a manner similar to the current standard.

Effective January 1, 2020, the Company used a modified retrospective method for transition to the CECL model. The Company recognized a cumulative-effect adjustment of $453 related to reinsurance recoverable to beginning retained income with a corresponding entry to an allowance for credit losses account.  Any subsequent changes to the expected credit losses will be recognized in the Company’s consolidated statement of income.

Allowance for Credit Losses

Allowance for credit losses represents an estimation of potential losses that the Company may experience due to credit risk. The allowance for credit losses account is a contra account of a financial asset to reflect the net amount expected to be collected. Any increase or decrease in the allowance for credit losses related to investments is recognized and reflected as credit losses on investments in the Company’s consolidated statement of income. For all other financial assets, credit loss expense is included in other operating expenses. When the risk of credit loss becomes certain, the allowance for credit losses account will be written off against the financial asset. Under the CECL model, the Company measures all expected credit losses related to relevant financial assets based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. The Company primarily uses a discounted cash flow method and a rating-based method in estimating credit losses at a reporting date for financial assets under the scope of the CECL model. The discounted cash flow method is a valuation method used to estimate the value of a financial asset based on its future cash flows. The Company uses this method to determine the expected credit losses for available-for-sale fixed-maturity securities. In addition, the Company elects not to measure an allowance for credit losses for accrued interest receivable as any uncollectible amount is adjusted to interest income on a monthly basis.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For certain financial assets related to insurance business such as reinsurance recoverable and reinsurance receivable for premium refund, the Company uses a rating-based method, which is a modified version of the probability of default method. It requires two key inputs: a) the liquidation rate and b) the amount of loss exposure. The liquidation rate, which is published annually, is the ratio of impaired insurance companies that were eventually liquidated to the group of insurance companies considered by A.M. Best in its study. The amount of loss exposure represents the future billing balance, net of any collateral, spread over the projected periods that are based on the Company’s historical claim payment pattern. The rating-based method measures credit losses by multiplying the future billings grouped by insurance rating over the projected periods by their corresponding liquidation rates by insurance rating. At present, the exposure to credit losses for certain financial assets related to non-insurance business is considered immaterial to the Company’s financial position.

Limited Partnership Investments

The Company has interests in limited partnerships that are not registered under the United Stated Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. The partnership interests cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreement. The Company has no influence over partnership operating and financial policies. The Company uses the equity method to account for the investments with ownership interest greater than five percent. For the investments with ownership interest at five percent or less, the Company uses the net asset value method to estimate the fair value of these investments. The Company generally recognizes its share of the limited partnership’s earnings or losses on a three-month lag.  Due to the lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated.

Net investment income or loss from limited partnerships represents a net aggregate amount of operating results allocated to the Company based on the percentage of ownership interest in each limited partnership.

Pursuant to U.S. GAAP, these limited partnerships which are private equity funds must measure their investments at fair value and reflect the unrealized gains and losses in the fair value of their investments on their statement of income. As a result, the carrying value of limited partnership investments at each reporting date approximates their estimated fair value.

Premium Receivable

Premium receivable represents the amount of premiums due from policyholders for insurance coverage.  Premiums are recorded as receivable in the Company’s general ledger on the effective date of the policy.  Premiums are billed to the policyholder 45-60 days in advance of the effective date. The policyholder is given a 30-day grace period after the effective date to pay the premium before the insurance coverage is cancelled.  If the policyholder does not pay the premium, the Company can cancel the policy and has no obligation to provide insurance coverage. Unpaid renewal policies are cancelled at midnight on the last day of the period for which the policyholder has paid. The unearned premium liability for the cancelled policy is reversed along with the premium receivable balance. Therefore, there is no unpaid earned premium and credit loss associated with the cancelled policy.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

However, when the 30-day grace period falls between two reporting periods, the premium receivable balance at the end of the first reporting period may potentially be overstated for not considering the policy that is subsequently cancelled during the following reporting period. To mitigate the overstatement issue, the Company estimates the monetary impact from the subsequent policy cancellation by multiplying the historical cancellation rate to the premium receivable balance at the reporting date. The premium receivable balance, together with the unearned premium liability is then reduced by the computed amount.

At March 31, 2020 and December 31, 2019, allowances for uncollectible premiums were $1,217 and $528, respectively.

Note 3 -- Recent Accounting Pronouncements

Accounting Standards Update No. 2020-01. In January 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-01 (“ASU 2020-01”) Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This update, among others, clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 when there is a change in level of ownership or degree of influence. ASU 2020-01 is effective for the Company beginning with the first quarter of 2021 and will be applied prospectively. Early adoption is permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$317,078	$229,218
Restricted cash	700	700
Total	$317,778	$229,918

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At March 31, 2020 and December 31, 2019, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of March 31, 2020
U.S. Treasury and U.S. government agencies	$16,007	$—	$356	$—	$16,363
Corporate bonds	155,240	(439)	1,312	(1,094)	155,019
State, municipalities, and political subdivisions	7,496	—	81	(1)	7,576
Exchange-traded debt	7,363	—	139	(716)	6,786
Redeemable preferred stock	118	—	—	(17)	101
Total	$186,224	$(439)	$1,888	$(1,828)	$185,845
As of December 31, 2019
U.S. Treasury and U.S. government agencies	$26,220	$—	$78	$(3)	$26,295
Corporate bonds	157,155	—	2,212	(3)	159,364
State, municipalities, and political subdivisions	7,763	—	149	—	7,912
Exchange-traded debt	8,698	—	462	(15)	9,145
Redeemable preferred stock	118	—	5	—	123
Total	$199,954	$—	$2,906	$(21)	$202,839

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2020 and December 31, 2019 are as follows:

	Amortized	Estimated
	Cost	Fair Value
As of March 31, 2020
Due in one year or less	$53,259	$53,556
Due after one year through five years	120,746	120,093
Due after five years through ten years	7,822	7,874
Due after ten years	4,397	4,322
	$186,224	$185,845

	Amortized	Estimated
	Cost	Fair Value
As of December 31, 2019
Due in one year or less	$63,135	$63,429
Due after one year through five years	125,833	127,660
Due after five years through ten years	6,896	7,350
Due after ten years	4,090	4,400
	$199,954	$202,839

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three months ended March 31, 2020 and 2019 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2020	$4,049	$77	$(350)
Three months ended March 31, 2019	$2,911	$34	$(1)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of March 31, 2020	Loss	Value	Loss	Value	Loss	Value
Corporate bonds	$(1,094)	$41,420	$—	$—	$(1,094)	$41,420
State, municipalities, and political subdivisions	(2)	2,012	—	—	(2)	2,012
Exchange-traded debt	(716)	4,238	—	—	(716)	4,238
Redeemable preferred stock	(16)	101	—	—	(16)	101
Total	$(1,828)	$47,771	$—	$—	$(1,828)	$47,771

At March 31, 2020, there were 48 securities in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2019	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(3)	$2,292	$—	$—	$(3)	$2,292
Corporate bonds	(3)	4,597	—	—	(3)	4,597
Exchange-traded debt	(15)	345	—	—	(15)	345
Total	$(21)	$7,234	$—	$—	$(21)	$7,234

At December 31, 2019, there were eight securities in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Allowance for Credit Losses of Available-for-Sale Fixed-Maturity Securities

The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors in determining whether each individual security is impaired, including-

•	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
•	the extent to which the market value of the security has been below its cost or amortized cost;
•	general market conditions and industry or sector specific factors and other qualitative factors;
•	nonpayment by the issuer of its contractually obligated interest and principal payments; and
•	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

The table below summarized the activity in the allowance for credit losses of available-for-sale securities for the three months ended on March 31, 2020:

Three Months Ended
March 31, 2020
Beginning allowance for credit losses	$—
Credit loss expense	439
Ending allowance for credit losses	$439

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At March 31, 2020 and December 31, 2019, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
March 31, 2020	$25,514	$1,369	$(2,752)	$24,131
December 31, 2019	$31,863	$3,652	$(230)	$35,285

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the periods related to equity securities still held.

	Three Months Ended
	March 31,
	2020	2019
Net (losses) gains recognized	$(6,776)	$4,837
Exclude: Net realized losses recognized for securities sold	(1,971)	(456)
Net unrealized (losses) gains recognized	$(4,805)	$5,293

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three months ended March 31, 2020 and 2019 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2020	$9,007	$785	$(2,756)
Three months ended March 31, 2019	$27,874	$2,074	$(2,530)

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

	March 31, 2020			December 31, 2019
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$8,865	$2,085	15.37	$9,659	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	5,569	—	1.76	5,985	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	7,132	1,401	0.18	9,188	1,391	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	2,492	2,093	0.47	1,602	3,106	0.47
Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	1,576	8,632	2.24	1,912	8,548	2.24
Total	$25,634	$14,211		$28,346	$15,130

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
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

	Three Months Ended
	March 31,
	2020	2019
Operating results:
Total income	$(450,892)	$(90,513)
Total expenses	(54,812)	(49,033)
Net loss	$(505,704)	$(139,546)

	March 31,	December 31,
	2020	2019
Balance Sheet:
Total assets	$6,320,606	$6,850,913
Total liabilities	$536,760	$549,562

For the three months ended March 31, 2020 and 2019, the Company recognized net investment loss of $2,935 and $211, respectively. Included in the net investment loss for the three months ended March 31, 2020 was $2,968 of an estimated unfavorable change in net asset value due to the impact of COVID-19 to the world economy. During the three months ended March 31, 2020 and 2019, the Company received total cash distributions of $696 and $1,013, respectively, including returns on investment of $382 and $1,013, respectively.

At March 31, 2020 and December 31, 2019, the Company’s cumulative contributed capital to the partnerships at each respective balance sheet date totaled $30,447 and $29,528, respectively, and the Company’s maximum exposure to loss aggregated $25,634 and $28,346, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At March 31, 2020 and December 31, 2019, the Company’s maximum exposure to loss relating to the variable interest entity was $746 and $762, respectively, representing the carrying value of the investment. There were no cash distributions during the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended
	March 31,
	2020	2019
Operating results:
Total revenues and gain	$—	$2
Total expenses	(19)	(38)
Net loss	$(19)	$(36)
The Company’s share of net loss*	$(16)	$(33)

*	Included in net investment income in the Company’s consolidated statements of income.

	March 31,	December 31,
	2020	2019
Balance Sheet:
Property and equipment, net	$732	$741
Cash	96	102
Other	4	4
Total assets	$832	$847

Other liabilities	$4	$—
Members’ capital	828	847
Total liabilities and members’ capital	$832	$847
Investment in unconsolidated joint venture, at equity**	$746	$762

**	Includes the 90% share of FMKT Mel JV’s operating results.

e) Real Estate Investments

Real estate investments consist of the following as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
Land	$39,511	$39,511
Land improvements	11,917	11,907
Buildings	24,149	24,086
Tenant and leasehold improvements	1,486	1,487
Other	5,878	3,489
Total, at cost	82,941	80,480
Less: accumulated depreciation and amortization	(7,171)	(6,717)
Real estate investments	$75,770	$73,763

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Depreciation and amortization expense related to real estate investments was $455 and $332 for the three months ended March 31, 2020 and 2019, respectively. During the first quarter of 2020, the Company incurred additional construction costs of $2,338 related to an ongoing redevelopment project in Clearwater, Florida.

f) Net Investment (Loss) Income

Net investment (loss) income, by source, is summarized as follows:

	Three Months Ended
	March 31,
	2020	2019
Available-for-sale fixed-maturity securities	$1,515	$1,535
Equity securities	335	381
Investment expense	(118)	(129)
Limited partnership investments	(2,935)	(211)
Real estate investments	81	306
Loss from unconsolidated joint venture	(16)	(33)
Cash and cash equivalents	939	1,076
Short-term investments	7	353
Net investment (loss) income	$(192)	$3,278

Note 6 -- Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of investments carried at fair value and changes in the allowance for credit losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized (losses) gains arising during the period	$(3,471)	$(851)	$(2,620)	$2,704	$685	$2,019
Change in allowance for credit losses	439	107	332	—	—	—
Call and repayment gains charged to investment income	(66)	(16)	(50)	—	—	—
Reclassification adjustment for realized losses (gains)	273	67	206	(33)	(8)	(25)
Total other comprehensive (losses) gains	$(2,825)	$(693)	$(2,132)	$2,671	$677	$1,994

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

Short-term investments

Short-term investments consist of certificates of deposit with maturities of 91 to 365 days. Due to their short maturity, the carrying value approximates fair value.

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

Long-term debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
4.25% Convertible senior notes	2037	Quoted price
3.90% Promissory note	2032	Discounted cash flow method/Level 3 inputs
4% Promissory note	2031	Discounted cash flow method/Level 3 inputs
3.75% Callable promissory note	2036	Discounted cash flow method/Level 3 inputs
4.55% Promissory note	2036	Discounted cash flow method/Level 3 inputs

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2020
Financial Assets:
Cash and cash equivalents	$317,078	$—	$—	$317,078
Restricted cash	$700	$—	$—	$700
Short-term investments	$464	$—	$—	$464
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$14,820	$1,543	$—	$16,363
Corporate bonds	155,019	—	—	155,019
State, municipalities, and political subdivisions	—	7,576	—	7,576
Exchange-traded debt	6,786	—	—	6,786
Redeemable preferred stock	101	—	—	101
Total available-for-sale securities	$176,726	$9,119	$—	$185,845
Equity securities	$24,131	$—	$—	$24,131

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

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of March 31, 2020 and December 31, 2019:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of March 31, 2020
Financial Liabilities:
Revolving credit facility	$23,750	$—	$23,750	$—	$23,750
Long-term debt:
4.25% Convertible senior notes	$135,112	$—	$130,813	$—	$130,813
3.90% Promissory note	9,829	—	—	10,422	10,422
4% Promissory note	7,110	—	—	7,563	7,563
3.75% Callable promissory note	7,754	—	—	8,191	8,191
4.55% Promissory note	5,555	—	—	6,035	6,035
Total long-term debt	$165,360	$—	$130,813	$32,211	$163,024

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2019
Financial Liabilities:
Revolving credit facility	$9,750	$—	$9,750	$—	$9,750
Long-term debt:
4.25% Convertible senior notes	$134,075	$—	$147,375	$—	$147,375
3.95% Promissory note	8,875	—	—	8,887	8,887
4% Promissory note	7,237	—	—	7,409	7,409
3.75% Callable promissory note	7,837	—	—	7,861	7,861
4.55% Promissory note	5,611	—	—	5,802	5,802
Total long-term debt	$163,635	$—	$147,375	$29,959	$177,334

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 8 -- Other Assets

The following table summarizes the Company’s other assets.

	March 31,	December 31,
	2020	2019
Benefits receivable related to retrospective reinsurance contract	$12,000	$9,480
Prepaid expenses	2,094	2,107
Deposits	1,493	1,678
Lease acquisition costs, net	541	566
Other	3,841	3,249
Total other assets	$19,969	$17,080

Note 9 -- Revolving Credit Facility

During the first quarter of 2020, the Company borrowed an additional amount of $14,000 for general business purposes. For the three months ended March 31, 2020 and 2019, interest expense was $153 and $69, respectively, including $39 of amortization of issuance costs in each of the periods. At March 31, 2020, the Company was in compliance with all required covenants, and there were $23,750 of borrowings outstanding.

Note 10 -- Long-Term Debt

The following table summarizes the Company’s long-term debt.

	March 31,	December 31,
	2020	2019
4.25% Convertible senior notes, due March 1, 2037	$143,750	$143,750
3.95% Promissory note, due through February 17, 2020	—	8,881
4% Promissory note, due through February 1, 2031	7,214	7,345
3.75% Callable promissory note, due through September 1, 2036	7,869	7,955
4.55% Promissory note, due through August 1, 2036	5,646	5,704
3.90% Promissory note, due through April 1, 2032	10,000	—
Finance lease liabilities, due through August 15, 2023	56	60
Total principal amount	174,535	173,695
Less: unamortized discount and issuance costs	(9,119)	(10,000)
Total long-term debt	$165,416	$163,695

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of March 31, 2020, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following March 31,
2020	$1,452
2021	145,289
2022	1,598
2023	1,654
2024	1,715
Thereafter	22,827
Total	$174,535

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended
	March 31,
	2020	2019
Interest Expense:
Contractual interest	$1,806	$2,557
Non-cash expense (a)	1,052	1,790
Capitalized interest (b)	(41)	(79)
	$2,817	$4,268

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project.

Convertible Senior Notes

4.25% Convertible Notes. The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of March 31, 2020, the conversion rate of the Company’s 4.25% Convertible Notes was 16.3843 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $61.03 per share.

As of March 31, 2020, the remaining amortization period of the debt discount for 4.25% Convertible Notes was expected to be 1.9 years.

3.95% Promissory Note

In February 2020, the Company repaid its 3.95% Promissory Note.

3.90% Promissory Note

On February 28, 2020, the Company entered into a loan agreement with American Equity Investment Life Insurance Company for gross proceeds of $10,000. The agreement bears interest at a fixed rate of 3.90% and is secured by the Company’s shopping center property in Melbourne, Florida and the assignment of associated lease agreements. Approximately $60 of principal and interest is payable in 143 monthly installments beginning April 1, 2020 plus a final balloon payment of $5,007 including principal and unpaid interest payable on March 1, 2032. The promissory note may be repaid in full at any time as long as the Company provides at least 60 days’ written notice and pays a prepayment premium and processing fee. The proceeds were primarily used to repay the 3.95% Promissory Note due in February 2020.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On March 19, 2020, the loan agreement was modified to revise the due dates for the first and last installments to May 1, 2020 and April 1, 2032, respectively, while other terms and conditions remain intact.

Note 11 -- Reinsurance

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended
	March 31,
	2020	2019
Premiums Written:
Direct	$76,572	$67,612
Assumed	(54)	(2)
Gross written	76,518	67,610
Ceded	(30,719)	(31,413)
Net premiums written	$45,799	$36,197
Premiums Earned:
Direct	$90,767	$82,599
Assumed	1,598	(2)
Gross earned	92,365	82,597
Ceded	(30,719)	(31,413)
Net premiums earned	$61,646	$51,184

During the three months ended March 31, 2020 and 2019, ceded losses of $338 and $0, respectively, were recognized as a reduction in losses and loss adjustment expenses. At March 31, 2020 and December 31, 2019, there were 31 reinsurers participating in the Company’s reinsurance program. Total gross amounts recoverable and receivable from reinsurers at March 31, 2020 and December 31, 2019 were $118,132 and $132,678, respectively. Approximately 61.1% of the reinsurance recoverable balance at March 31, 2020 was receivable from the Florida Hurricane Catastrophe Fund, a state trust fund. Based on all available information considered in the rating-based method described in Note 2 -- “Summary of Significant Accounting Policies,” the Company recognized a decrease in credit loss expense of $24 for the three months ended March 31, 2020 as opposed to $0 for the same period in 2019. Allowances for credit losses related to the reinsurance recoverable balance were $429 and $0 at March 31, 2020 and December 31, 2019.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

One of the reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three months ended March 31, 2020 and 2019, the Company recognized a reduction in premiums ceded of $2,520 and a net reduction in ceded premiums of $512, respectively, related to these adjustments in the consolidated statement of income.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At March 31, 2020 and December 31, 2019, other assets included $12,000 and $9,480 related to these adjustments, respectively. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Note 12 -- Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred but not reported.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended
	March 31,
	2020	2019
Net balance, beginning of period*	$98,174	$94,826
Incurred, net of reinsurance, related to:
Current period	25,803	24,321
Prior period	2,275	2,675
Total incurred, net of reinsurance	28,078	26,996
Paid, net of reinsurance, related to:
Current period	(4,484)	(3,930)
Prior period	(15,892)	(19,439)
Total paid, net of reinsurance	(20,376)	(23,369)
Net balance, end of period	105,876	98,453
Add: reinsurance recoverable before allowance for credit losses	101,232	86,208
Gross balance, end of period	$207,108	$184,661

*Net balance represents beginning-of-period liability for unpaid losses and loss adjustment expenses less beginning-of-period reinsurance recoverable for unpaid losses and loss adjustment expenses.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended March 31, 2020, the Company recognized losses related to prior periods of $2,275 for unfavorable development resulting from litigation for prior years as well as a hail related weather event in 2019.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Segment Information

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

For the three months ended March 31, 2020 and 2019, revenues from the Company’s insurance operations before intracompany elimination represented 94.2% and 94.5%, respectively, of total revenues of all operating segments. At March 31, 2020 and December 31, 2019, insurance operations’ total assets represented 85.4% and 85.5%, respectively, of the combined assets of all operating segments. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended March 31, 2020	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$61,646	$—	$—	$—	$61,646
Net investment income (loss)	2,333	1	(2,370)	(156)	(192)
Net realized investment losses	(1,822)	—	(422)	—	(2,244)
Net unrealized investment losses	(4,097)	—	(708)	—	(4,805)
Credit losses on investments	(439)	—	—	—	(439)
Policy fee income	829	—	—	—	829
Other	275	2,559	1,372	(3,621)	585
Total revenue	58,725	2,560	(2,128)	(3,777)	55,380
Expenses:
Losses and loss adjustment expenses	28,078	—	—	—	28,078
Amortization of deferred policy acquisition costs	10,857	—	—	—	10,857
Interest expense	—	473	2,717	(220)	2,970
Depreciation and amortization	31	656	402	(612)	477
Other	8,075	1,251	5,960	(2,945)	12,341
Total expenses	47,041	2,380	9,079	(3,777)	54,723
Income (loss) before income taxes	$11,684	$180	$(11,207)	$—	$657
Total revenue (investment loss) from non-affiliates(c)	$58,725	$2,094	$(2,626)

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended March 31, 2019	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$51,184	$—	$—	$—	$51,184
Net investment income	2,628	—	507	143	3,278
Net realized investment gains	198	—	(570)	—	(372)
Net unrealized investment (losses) gains	4,310	—	983	—	5,293
Policy fee income	795	—	—	—	795
Other	176	2,312	1,551	(3,583)	456
Total revenue	59,291	2,312	2,471	(3,440)	60,634
Expenses:
Losses and loss adjustment expenses	26,996	—	—	—	26,996
Amortization of deferred policy acquisition costs	8,656	—	—	—	8,656
Interest expense	1	383	4,083	(130)	4,337
Depreciation and amortization	27	583	268	(484)	394
Other	7,090	1,108	5,596	(2,826)	10,968
Total expenses	42,770	2,074	9,947	(3,440)	51,351
Income (loss) before income taxes	$16,521	$238	$(7,476)	$—	$9,283
Total revenue from non-affiliates(c)	$59,291	$1,903	$2,060

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	March 31,	December 31,
	2020	2019
Segment:
Insurance Operations	$682,466	$663,280
Real Estate Operations	96,511	93,727
Corporate and Other	85,179	60,662
Consolidation and Elimination	(27,817)	(15,060)
Total assets	$836,339	$802,609

Note 14 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	March 31,	December 31,
	2020	2019
Operating leases:
ROU Assets	$410	$484
Liabilities	$425	$513

Finance leases:
ROU Assets	$79	$79
Liabilities	$56	$60

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Storage units	2 years	Yes	(b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a)	At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)	There are no variable lease payments.
(c)	Rent escalation provisions exist.
(d)	There is a bargain purchase option.

As of March 31, 2020, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following March 31,
2020	$318	$19
2021	126	19
2022	12	15
2023	—	7
Total lease payments	456	60
Less: interest and foreign taxes	31	4
Total lease obligations	$425	$56

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regard to the Company’s operating and finance leases.

	Three Months Ended
	March 31,
	2020	2019
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$4	$3
Interest expense	1	1
Operating lease costs*	78	81
Short-term lease costs*	49	45
Total lease costs	$132	$130
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$1	$1
Operating cash flows – operating leases	$80	$78
Financing cash flows – finance leases	$4	$2

	March 31, 2020
Weighted-average remaining lease term:
Finance leases (in years)	3.2
Operating leases (in years)	1.5
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	4.0%

*	Included in other operating expenses of the consolidated statement of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)	There are no purchase options.

Note 15 -- Income Taxes

During the three months ended March 31, 2020 and 2019, the Company recorded approximately $110 and $2,545 respectively, of income taxes, which resulted in effective tax rates of 16.7% and 27.4%, respectively. The decrease in the effective tax rate in 2020 as compared with the corresponding period in the prior year was primarily attributable to the recognition of windfall tax benefits related to share-based awards in the first quarter of 2020. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items. In addition, the Company determined there were no significant tax implications as a result of the CARES Act.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$547			$6,738
Less: Income attributable to participating securities	(13)			(408)
Basic Earnings Per Share:
Income allocated to common stockholders	534	7,369	$0.07	6,330	7,736	$0.82
Effect of Dilutive Securities: *
Stock options	—	9		—	19
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$534	7,378	$0.07	$6,330	7,755	$0.82

* For the three months ended March 31, 2020 and 2019, convertible senior notes were excluded due to anti-dilutive effect.

Note 17 -- Stockholders’ Equity

Common Stock

On December 19, 2019, the Board of Directors decided to extend the term of the 2019 stock repurchase plan to March 15, 2020. On March 13, 2020, the Board approved a new stock repurchase plan for 2020 to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended March 31, 2020, the Company repurchased and retired a total of 76,851 shares at a weighted average price per share of $39.55 under these authorized repurchase plans. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2020 was $3,041 or $39.58 per share.

During the three months ended March 31, 2019, the Company repurchased and retired a total of 31,789 shares at a weighted average price per share of $42.06 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2019 was $1,338, or $42.09 per share.

On January 21, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on March 20, 2020 to stockholders of record on February 21, 2020.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 18 -- Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At March 31, 2020, there were 1,613,942 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three months ended March 31, 2020 and 2019 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2020	340,000	$43.21	7.9 years	$1,657
Granted	110,000	$48.00
Exercised	(10,000)	$6.30
Outstanding at March 31, 2020	440,000	$45.25	8.3 years	$—
Exercisable at March 31, 2020	165,000	$42.17	7.5 years	$—

Outstanding at January 1, 2019	240,000	$37.19	8.8 years	$3,278
Granted	110,000	$53.00
Outstanding at March 31, 2019	350,000	$42.16	8.5 years	$1,329
Exercisable at March 31, 2019	102,500	$33.42	7.0 years	$954

The following table summarizes information about options exercised for the three months ended March 31, 2020 and 2019 (option amounts not in thousands):

	Three Months Ended
	March 31,
	2020	2019
Options exercised	10,000	—
Total intrinsic value of exercised options	$288	$—
Tax benefits realized	$71	$—

For the three months ended March 31, 2020 and 2019, the Company recognized $283 and $205, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $19 for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, there was $2,785 and $1,835, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.9 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the three months ended March 31, 2020 and 2019:

	2020	2019
Expected dividend yield	3.48%	3.34%
Expected volatility	38.68%	40.17%
Risk-free interest rate	1.63%	2.53%
Expected life (in years)	5	5

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to its executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The determination of fair value with respect to the awards containing only service-based conditions is based on the market value of the Company’s common stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2020 and 2019 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2020	396,760	$41.71
Granted	45,000	$44.97
Vested	(31,250)	$40.97
Forfeited	(7,138)	$42.60
Nonvested at March 31, 2020	403,372	$42.12

Nonvested at January 1, 2019	632,296	$33.33
Granted	40,000	$47.94
Vested	(21,250)	$37.69
Forfeited	(4,681)	$42.79
Nonvested at March 31, 2019	646,365	$34.03

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,558 and $1,254 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, there was approximately $12,822 and $12,661, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.4 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Deferred tax benefits recognized	$284	$246
Tax benefits realized for restricted stock and paid dividends	$53	$61
Fair value of vested restricted stock	$1,280	$801

During 2019, all shares of restricted stock awards granted to employee and nonemployee directors with market-based vesting conditions were forfeited due to not meeting the vesting conditions. The dividend payments associated with these awards were expensed when declared. As a result, for the three months ended March 31, 2019, the Company recognized dividends of $114 in general and administrative personnel expenses for $85 and in other operating expenses for $29.

Note 19 -- Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contract

As of March 31, 2020, the Company has a contractual obligation related to one multi-year reinsurance contract. This contract may be cancelled only with the other party’s consent. The future minimum aggregate premium amounts payable to the reinsurer is $1,034 due in April 2020. The contract expires on June 30, 2020 unless extended.

Capital Commitment

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At March 31, 2020, there was an aggregate unfunded balance of $14,211.

Note 20 -- Subsequent Events

In connection with a policy replacement agreement between HCPCI and Anchor Property & Casualty Insurance Company (“Anchor”) dated February 12, 2020, HCPCI issued approximately 41,000 short-term replacement policies, effective April 1, 2020, to Anchor policyholders whose policy coverages were cancelled by Anchor effective March 31, 2020. Under the agreement, HCPCI received $30,000 as of March 31, 2020 which is reflected in advanced premiums in the consolidated balance sheet. This amount will be adjusted in June 2020 according to the terms specified in the agreement.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On April 1, 2020, Gulf to Bay LM, LLC, the Company’s wholly owned real estate subsidiary, sued Kroger Co. in federal district court to enforce a guaranty of a commercial lease executed between Gulf to Bay LM, LLC and Lucky’s Market Operating Company, LLC. Lucky has filed for bankruptcy earlier this year.

On April 2, 2020, Greenleaf Capital, LLC entered into a purchase and sale agreement with Tampa-Coconut Palms Office Building Exchange, LLC to acquire an office building in Tampa, Florida for a purchase price of $4,000. The transaction is expected to be finalized in late May 2020.

On April 9, 2020, Greenleaf Capital, LLC decided to offer for sale its investment property in Riverview, Florida. The proceeds from the sale are expected to exceed the property’s carrying value and, accordingly, no impairment loss was recognized on the classification of this property as held for sale.

On April 13, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 19, 2020 to stockholders of record on May 15, 2020.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2020.  Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effects of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; changes in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; the severity and impact of the novel coronavirus (“COVID-19”) pandemic; and other risks and uncertainties detailed herein and from time to time in our SEC reports.

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

For the three months ended March 31, 2020 and 2019, revenues from insurance operations before intracompany elimination represented 94.2% and 94.5%, respectively, of total revenues of all operating segments. At March 31, 2020 and December 31, 2019, insurance operations’ total assets represented 85.4% and 85.5%, respectively, of the combined assets of all operating segments. See Note 13 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

TypTap has been the primary source of our growth in gross written premium since 2018. TypTap’s policies in force have increased from 6,721 in January 2018 to 29,861 at March 31, 2020. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently in Florida. We expect this expansion to continue and contribute to our future growth.

In February 2020, HCPCI entered into a policy replacement agreement with Anchor Property & Casualty Insurance Company (“Anchor”). Under the agreement, HCPCI offered short-term replacement policies for all policies cancelled by Anchor as of April 1, 2020. The replacement policies have substantially the same terms and rates as the cancelled polices and will expire on the same dates the cancelled policies would have expired had they not been cancelled. Upon expiration of the replacement policies, HCPCI will offer renewals to those policyholders at its own rates and terms. In connection with the agreement, we had received $30,000,000 of advanced premiums from Anchor on March 31, 2020.

Reinsurance

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, reducing the cost of third-party reinsurance. Claddaugh fully collateralizes its exposure to our insurance subsidiaries by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts. Currently, Claddaugh does not provide reinsurance to non-affiliates.

Real Estate Operations

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes. Properties used in operations consist of our Tampa headquarters building and a secondary insurance operations site in Ocala, Florida. Our investment properties include one full-service restaurant, retail shopping centers, one office building, two marinas, and undeveloped land near our headquarters in Tampa, Florida.

Other Operations

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products or services that support in-house operations as well as our third-party relationships with our agency partners and claim vendors. These products include SAMSTM, Harmony, and ClaimColony®.

Impact of COVID-19 on Our Business

As of the date of this filing, the COVID-19 pandemic is likely to continue causing significant economic disruption and negatively affect almost every industry directly or indirectly. The long-term impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is difficult to predict (also see Risks and Uncertainties Caused by COVID-19 in Note 1 -- “Nature of Operations” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q) as this global health crisis is still evolving. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the containment measures, the extent and severity of the impact on our patrons and business partners, and the size and effectiveness of the state and federal government’s relief programs, of which we expect more to follow. With the use of our existing technologies and infrastructure, a majority of our workforce can stay at home and continue working without significant disruptions to our operations. At present, we have no plan to reduce our workforce. At March 31, 2020, the impact on our financial statements of COVOD-19 consists primarily of significant unrealized losses on our portfolio of investment securities and material losses from limited partnership investments. However, we may experience further material economic impacts in other areas of our business, such as in our real estate operations, in future periods.

Recent Events

On April 1, 2020, Gulf to Bay LM, LLC, our wholly owned real estate subsidiary, sued Kroger Co. in federal district court to enforce a guaranty of a commercial lease executed between Gulf to Bay LM, LLC and Lucky’s Market Operating Company, LLC. Lucky has filed for bankruptcy earlier this year.

On April 2, 2020, we entered into a purchase and sale agreement with Tampa-Coconut Palms Office Building Exchange, LLC to acquire an office building in Tampa, Florida for a purchase price of $4,000,000. The transaction is expected to be finalized in late May 2020.

On April 9, 2020, we decided to offer our investment property in Riverview, Florida for sale.

On April 13, 2020, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 19, 2020 to stockholders of record on May 15, 2020.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Operating Revenue
Gross premiums earned	$92,365	$82,597
Premiums ceded	(30,719)	(31,413)
Net premiums earned	61,646	51,184
Net investment (loss) income	(192)	3,278
Net realized investment losses	(2,244)	(372)
Net unrealized investment (losses) gains	(4,805)	5,293
Credit losses on investments	(439)	—
Policy fee income	829	795
Other income	585	456
Total operating revenue	55,380	60,634
Operating Expenses
Losses and loss adjustment expenses	28,078	26,996
Policy acquisition and other underwriting expenses	11,826	9,673
General and administrative personnel expenses	8,367	7,364
Interest expense	2,970	4,337
Other operating expenses	3,482	2,981
Total operating expenses	54,723	51,351
Income before income taxes	657	9,283
Income tax expense	110	2,545
Net income	$547	$6,738
Ratios to Net Premiums Earned:
Loss Ratio	45.55%	52.74%
Expense Ratio	43.22%	47.58%
Combined Ratio	88.77%	100.32%
Ratios to Gross Premiums Earned:
Loss Ratio	30.40%	32.68%
Expense Ratio	28.85%	29.49%
Combined Ratio	59.25%	62.17%
Earnings Per Share Data:
Basic	$0.07	$0.82
Diluted	$0.07	$0.82

Comparison of the Three Months ended March 31, 2020 to the Three Months ended March 31, 2019

Our results of operations for the three months ended March 31, 2020 reflect income available to common stockholders of approximately $547,000, or $0.07 earnings per diluted common share, compared with approximately $6,738,000, or $0.82 earnings per diluted common share, for the three months ended March 31, 2019. The quarter-over-quarter decrease in pre-tax income was primarily due to a net decrease in income from our investment portfolio (consisting of net investment income/loss and net realized and unrealized gains/losses) of $15,440,000, an increase in policy acquisition and underwriting expenses of $2,153,000, an increase in losses and loss adjustment expenses of $1,082,000, and increased payroll costs of $1,003,000, offset by an increase in net premiums earned of $10,462,000 and a $1,367,000 decrease in interest expense.

Revenue

Gross Premiums Earned for the three months ended March 31, 2020 and 2019 were approximately $92,365,000 and $82,597,000, respectively. The quarter-over-quarter increase was primarily attributable to increased policies in force from TypTap business.

Premiums Ceded for the three months ended March 31, 2020 and 2019 were approximately $30,719,000 and $31,413,000, respectively, representing 33.3% and 38.0%, respectively, of gross premiums earned. The $694,000 decrease was primarily attributable to a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract, offset by an increase in premiums ceded attributable to a lower retention level effective June 1, 2019.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended March 31, 2020, premiums ceded included a decrease of approximately $2,520,000 related to retrospective provisions compared with a net reduction of approximately $512,000 for the three months ended March 31, 2019. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended March 31, 2020 and 2019 totaled approximately $45,799,000 and $36,197,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2020 resulted from an increase in gross premiums written from the growth of TypTap business. We had approximately 133,000 policies in force at March 31, 2020 as compared with approximately 125,000 policies in force at March 31, 2019.

Net Premiums Earned for the three months ended March 31, 2020 and 2019 were approximately $61,646,000 and $51,184,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net Premiums Written	$45,799	$36,197
Decrease in Unearned Premiums	15,847	14,987
Net Premiums Earned	$61,646	$51,184

Net Investment Loss for the three months ended March 31, 2020 was approximately $192,000 compared with approximately $3,278,000 of net investment income for the three months ended March 31, 2019. The $3,470,000 decrease was primarily attributable to $2,935,000 of loss from limited partnership investments during the first quarter of 2020.

Net Realized Investment Losses for the three months ended March 31, 2020 and 2019 were approximately $2,244,000 and $372,000, respectively. The losses in 2020 resulted primarily from sales intended to rebalance our investment portfolio.

Net Unrealized Investment Losses for the three months ended March 31, 2020 were approximately $4,805,000 versus approximately $5,293,000 of net unrealized investment gains for the three months ended

March 31, 2019, reflecting an adverse change in the fair value of equity securities resulting from the fear of economic recession caused by COVID-19.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $28,078,000 and $26,996,000 for the three months ended March 31, 2020 and 2019, respectively. The $1,082,000 increase primarily resulted from an increase in loss reserves related to the growth of TypTap premiums, offset by lower loss reserves related to a severe storm event in March 2019. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2020 and 2019 were approximately $11,826,000 and $9,673,000, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, and premium taxes. The $2,153,000 increase was primarily attributable to higher agent commission rates and property inspection costs associated with the organic growth of TypTap business.

General and Administrative Personnel Expenses for the three months ended March 31, 2020 and 2019 were approximately $8,367,000 and $7,364,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $1,003,000 was primarily attributable to higher share-based compensation expense, an increase in the headcount of temporary and full-time employees, and merit increases for non-executive employees effective in late February 2020, and lower capitalized and recoverable payroll costs.

Interest Expense for the three months ended March 31, 2020 and 2019 was approximately $2,970,000 and $4,337,000, respectively. The decrease resulted from the repayment of our 3.875% Convertible Senior Notes in March 2019.

Income Tax Expense for the three months ended March 31, 2020 and 2019 was approximately $110,000 and $2,545,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 16.7% for 2020 and 27.4% for 2019. The decrease in the effective tax rate was primarily due to windfall tax benefits on share-based awards recognized during the first quarter of 2020.

Ratios:

The loss ratio applicable to the three months ended March 31, 2020 (losses and loss adjustment expenses incurred related to net premiums earned) was 45.6% compared with 52.7% for the three months ended March 31, 2019. The decrease was primarily due to an increase in net premiums earned.

The expense ratio applicable to the three months ended March 31, 2020 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 43.2% compared with 47.6% for the three months ended March 31, 2019.  The decrease in our expense ratio was primarily attributable to the increase in net premiums earned and the decrease in interest expense, offset by the increase in losses and loss adjustment expenses and the increase in policy acquisition, underwriting and personnel expenses.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2020 was 88.8% compared with 100.3% for the three months ended March 31, 2019. The decrease was primarily attributable to the increase in net premiums earned.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended March 31, 2020 was 59.3% compared with 62.2% for the three months ended March 31, 2019. The decrease in 2020 was attributable to the factors described above.

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

Revolving Credit Facility, Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at March 31, 2020:

	Maturity Date	Interest Payment Due Date
4.25% Convertible senior notes	March 2037	March 1 and September 1
4% Promissory note	Through February 2031	1st day of each month
3.75% Callable promissory note	Through September 2036	1st day of each month
4.55% Promissory note	Through August 2036	1st day of each month
3.90% Promissory note	Through April 2032	1st day of each month
Finance leases	Through August 2023	Various
Revolving credit facility	Through December 2021	January 1, April 1, July 1, October 1

See Note 10 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Share Repurchase Plan

In December 2019, our Board of Directors extended the expiry date of our 2019 share repurchase plan to March 15, 2020. On March 13, 2020, the Board approved a plan for 2020, effective March 16, 2020, to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. See Note 17 -- “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the remaining two funds have expired, the general partners may request additional funds under certain circumstances. At March 31, 2020, there was an aggregate unfunded capital balance of $14,211,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Real Estate Investments

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk investments. Thus, we may consider increasing our real estate investment portfolio should an opportunity arise. For instance, we purchased an office building in Tampa, Florida in April 2020.

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

Sources and Uses of Cash

Cash Flows for the Three Months Ended March 31, 2020

Net cash provided by operating activities for the three months ended March 31, 2020 was approximately $55,403,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $14,884,000) and $30,000,000 of advanced premiums from Anchor less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Due to the inclusion of the cash receipt from Anchor, net cash provided by operating activities was higher than usual. Net cash provided by investing activities of $23,923,000 was primarily due to the proceeds from redemptions and maturities of fixed-maturity securities of $27,914,000, and the proceeds from sales of fixed-maturity and equity securities of $13,056,000, offset by the purchases of fixed-maturity and equity securities of $13,637,000, the purchase of real estate investments of $2,452,000, limited partnership investments of $919,000, and the purchases of property and equipment of $353,000. Net cash provided by financing activities totaled $8,585,000, which was primarily due to $14,000,000 of borrowings from our revolving credit facility and the proceeds from issuance of a 3.90% promissory note of $10,000,000, offset by repayments of long-term debt of $9,160,000, and $3,095,000 of net cash dividend payments.

Cash Flows for the Three Months Ended March 31, 2019

Net cash provided by operating activities for the three months ended March 31, 2019 was approximately $10,595,000, which consisted primarily of cash received from net premiums written as well as reinsurance recoveries (of approximately $18,270,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $15,289,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $30,785,000, the proceeds from redemptions and maturities of fixed-maturity securities of $41,403,000, and the proceeds from sales and maturities of short-term and other investments of $35,854,000, offset by the purchases of fixed-maturity and equity securities of $82,043,000, the purchase of real estate investments of $9,133,000, and limited partnership investments of $761,000. Net cash used in financing activities totaled $87,369,000, which was primarily due to the repayments of long-term debt of $90,318,000, $3,236,000 of net cash dividend payments, and $1,356,000 used in our share repurchases, offset by $8,000,000 of borrowings from our revolving credit facility.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At March 31, 2020, we had $209,976,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 19 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of March 31, 2020 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$456	$318	$138	$—	$—
Service agreement (1)	43	24	19	—	—
Reinsurance contracts (2)	1,034	1,034	—	—	—
Unfunded capital commitments (3)	14,211	14,211	—	—	—
Revolving credit facility	23,750	23,750	—	—	—
Long-term debt obligations (4)	197,131	8,735	155,227	5,339	27,830
Total	$236,625	$48,072	$155,384	$5,339	$27,830

(1)

Represents a lease for office space in Miami Lakes, Florida, a lease and maintenance service agreement for office space in Noida, India, and leases for office equipment and storage space. Liabilities related to our India operations were converted from Indian Rupees to U.S. dollars using the March 31, 2020 exchange rate.

(2)	Represents the minimum payment of reinsurance premiums under one multi-year reinsurance contract.
(3)	Represents the unfunded balance of capital commitments under the subscription agreements related to limited partnerships in which we hold interests.
(4)

Amounts represent principal and interest payments over the lives of various long-term debt obligations. See Note 10 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2020, $165,651,000 of the total $207,108,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $41,457,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2020, $36,564,000 of the $41,457,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $214,697,000 at December 31, 2019 to $207,108,000 at March 31, 2020. The $7,589,000 decrease is comprised of reductions in our Reserves of $15,291,000 specific to Hurricane Irma in 2017 and Hurricane Michael in 2018 and reductions in our non-catastrophe Reserves of $7,189,000 for 2019 and $6,429,000 for 2018 and prior loss years, offset by $21,320,000 in reserves established for 2020 loss year. The $21,320,000 in Reserves established for 2020 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of March 31, 2020. The decrease of $28,909,000 specific to our 2019 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2020 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended March 31, 2020 and 2019, we accrued benefits of $2,520,000 and $278,000, respectively. For the three months ended March 31, 2020, there was no adjustment in ceded premiums whereas we recognized a reduction in premiums ceded of $234,000 for the three months ended March 31, 2019.  In combination, for the three months ended March 31, 2020 and 2019, we recognized decreases in ceded premiums of $2,520,000 and $512,000, respectively. As of March 31, 2020, we had $12,000,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. As of December 31, 2019, we had $9,480,000 of accrued benefits related to this agreement.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 6, 2020.  For the three months ended March 31, 2020, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at March 31, 2020 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2020 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$176,612	$(10,112)	-5.42%
200 basis point increase	179,981	(6,743)	-3.61%
100 basis point increase	183,351	(3,373)	-1.81%
100 basis point decrease	189,877	3,153	1.69%
200 basis point decrease	192,442	5,718	3.06%
300 basis point decrease	193,822	7,098	3.80%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2020 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AA+, AA, AA-	$39,416	21.0	$40,085	22.0
A+, A, A-	110,799	59.0	111,592	60.0
BBB+, BBB, BBB-	25,620	14.0	25,290	14.0
BB+, BB, BB-	2,981	1.0	2,952	1.0
CCC+, CC and Not rated	7,408	5.0	5,926	3.0
Total	$186,224	100.0	$185,845	100.0

Equity Price Risk

Our equity investment portfolio at March 31, 2020 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices.  We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2020 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$10,447	43
Industrial	1,423	6
Energy	409	2
Technology	2,274	9
Consumer	1,791	7
Other (1)	1,577	7
	17,921	74
Mutual funds and exchange traded funds by type:
Debt	4,566	19
Equity	1,644	7
Total	$24,131	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2020, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

With the exception of the item described below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 6, 2020.

Our operations could be materially and adversely affected by measures implemented by federal, state and local governments to cope with public health issues such as the outbreak of COVID-19, resulting in a material impact to our financial position and results of operations.

The measures undertaken by governmental authorities to combat a serious public health issue could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period and could materially affect our financial position and operating results.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic. On March 13, 2020, the United States declared a national emergency to control the spread of COVID-19, which was followed by declarations of public health emergencies in several states and municipalities. Wide-ranging actions undertaken by international, federal, state and local government authorities include full lockdowns, airport shutdowns, travel restrictions, quarantines and stay-at-home orders.  As a result, people are forced to substantially restrict daily activities resulting in businesses having to curtail or cease normal operations and furlough or terminate employees. Such measures cause concerns over the stability of global markets and threaten prospects for economic growth.

In response to the pandemic, we temporarily closed our offices and asked our employees to work from home until further notice. Since then, the State of Florida and local governments have issued stay at home orders. When we reopen our offices and when government orders will be rescinded is uncertain and will depend upon the severity and duration of the COVID-19 outbreak.

Furthermore, the disruption of global commercial activities across all market sectors and the significant declines and volatility in financial markets could result in a material adverse impact on our financial position, results of operations and cash flows. Possible effects may include, but are not limited to, disruption to cash inflows from our insurance business and rental properties, nonrenewal of insurance policies, uncollectibility of reinsurance recoverable, increased reinsurance costs and a decline in value of assets held by us, including real estate investments, limited partnership investments, equity and debt securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities and Use of Proceeds

None

(b)	Repurchases of Securities

The table below summarizes the number of common shares repurchased during the three months ended March 31, 2020 under the 2019 and 2020 repurchase plans approved by our Board of Directors and also the number of shares of common stock surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs (a)
January 31, 2020	18,376	$44.77	18,376	$340
February 29, 2020	7,836	$45.59	7,465	$—
March 31, 2020	51,010	$36.78	51,010	$18,124
	77,222	$39.58	76,851

(a)	Represents the balances before commissions and fees at the end of each month.

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

During the three months ended March 31, 2020, our insurance subsidiaries paid dividends of $15,500,000 to HCI.

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

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

EXHIBIT
NUMBER	DESCRIPTION

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 22, 2019.

10.105**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 23, 2020.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

May 8, 2020	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.