Form 10-Q
period 2020-06-30
HCI Group, Inc.
filed 2020-08-10
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on July 29, 2020 was 7,984,591.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $98,669 and $199,954, respectively and allowance for credit losses: $526 and $0, respectively)	$99,993	$202,839
Equity securities, at fair value (cost: $37,808 and $31,863, respectively)	39,309	35,285
Short-term investments, at fair value	—	491
Limited partnership investments	26,177	28,346
Investment in unconsolidated joint venture, at equity	734	762
Assets held for sale	4,519	—
Real estate investments	70,908	73,763
Total investments	241,640	341,486
Cash and cash equivalents	422,464	229,218
Restricted cash	700	700
Accrued interest and dividends receivable	913	1,616
Income taxes receivable	3,150	1,040
Premiums receivable	27,925	20,255
Prepaid reinsurance premiums	27,150	17,983
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	12,397	16,155
Unpaid losses and loss adjustment expenses (allowance: $104 and $0, respectively)	87,929	116,523
Deferred policy acquisition costs	29,190	21,663
Property and equipment, net	19,085	14,698
Intangible assets, net	3,877	4,192
Other assets	11,965	17,080
Total assets	$888,385	$802,609

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - continued

(Dollar amounts in thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$211,162	$214,697
Unearned premiums	229,234	181,163
Advance premiums	19,208	5,589
Assumed reinsurance balances payable	79	76
Accrued expenses	12,457	10,059
Deferred income taxes, net	5,282	4,008
Revolving credit facility	23,750	9,750
Long-term debt	161,839	163,695
Other liabilities	40,289	28,029
Total liabilities	703,300	617,066
Commitments and contingencies (Note 21)
Stockholders' equity:
7% Series A cumulative convertible preferred stock (no par value, none and 1,500,000 shares authorized at June 30, 2020 and December 31, 2019, respectively, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, none and 400,000 shares authorized at June 30, 2020 and December 31, 2019, respectively, no shares issued or outstanding)	—	—
Preferred stock (no par value, 20,000,000 and 18,100,000 shares authorized at June 30, 2020 and December 31, 2019, respectively, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 7,794,048 and 7,764,564 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	—	—
Additional paid-in capital	—	—
Retained income	183,689	183,365
Accumulated other comprehensive income, net of taxes	1,396	2,178
Total stockholders’ equity	185,085	185,543
Total liabilities and stockholders’ equity	$888,385	$802,609

See accompanying Notes to Consolidated Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Gross premiums earned	$107,803	$83,315	$200,168	$165,912
Premiums ceded	(34,354)	(31,317)	(65,073)	(62,730)
Net premiums earned	73,449	51,998	135,095	103,182
Net investment income	1,604	4,226	1,412	7,504
Net realized investment gains (losses)	1,435	(133)	(809)	(505)
Net unrealized investment gains (losses)	2,884	1,326	(1,921)	6,619
Credit losses on investments	(87)	—	(526)	—
Policy fee income	847	800	1,676	1,595
Other	585	413	1,170	869
Total revenue	80,717	58,630	136,097	119,264
Expenses
Losses and loss adjustment expenses	39,843	24,293	67,921	51,289
Policy acquisition and other underwriting expenses	12,991	10,077	24,817	19,750
General and administrative personnel expenses	9,731	7,998	18,098	15,362
Interest expense	3,020	2,884	5,990	7,221
Loss on repurchases of convertible senior notes	150	—	150	—
Other operating expenses	3,159	3,063	6,641	6,044
Total expenses	68,894	48,315	123,617	99,666
Income before income taxes	11,823	10,315	12,480	19,598
Income tax expense	2,887	2,762	2,997	5,307
Net income	$8,936	$7,553	$9,483	$14,291
Basic earnings per share	$1.16	$0.93	$1.23	$1.75
Diluted earnings per share	$1.08	$0.90	$1.23	$1.72

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$8,936	$7,553	$9,483	$14,291
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gains (losses) arising during the period	3,280	1,626	(191)	4,330
Credit losses charged to income	87	—	526	—
Call and repayment (gains) losses charged to investment income	(150)	1	(216)	1
Reclassification adjustment for net realized gains	(1,427)	—	(1,154)	(33)
Net change in unrealized gains (losses)	1,790	1,627	(1,035)	4,298
Deferred income taxes on above change	(440)	(413)	253	(1,090)
Total other comprehensive income (loss), net of income taxes	1,350	1,214	(782)	3,208
Comprehensive income	$10,286	$8,767	$8,701	$17,499

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Months Ended June 30, 2020

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at March 31, 2020	7,735,204	$—	$—	$179,210	$46	$179,256
Net income	—	—	—	8,936	—	8,936
Total other comprehensive income, net of income taxes	—	—	—	—	1,350	1,350
Issuance of restricted stock	145,000	—	—	—	—	—
Forfeiture of restricted stock	(5,220)	—	—	—	—	—
Repurchase and retirement of common stock	(29,102)	—	(1,309)	—	—	(1,309)
Repurchase and retirement of common stock under share repurchase plan	(51,834)	—	(2,100)	—	—	(2,100)
Common stock dividends ($0.40 per share)	—	—	—	(3,067)	—	(3,067)
Stock-based compensation	—	—	2,019	—	—	2,019
Additional paid-in capital shortfall allocated to retained income	—	—	1,390	(1,390)	—	—
Balance at June 30, 2020	7,794,048	$—	$—	$183,689	$1,396	$185,085

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2020

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2019	7,764,564	$—	$—	$183,365	$2,178	$185,543
Net income	—	—	—	9,483	—	9,483
Total other comprehensive loss, net of income taxes	—	—	—	—	(782)	(782)
Cumulative effect on adoption of credit loss standard	—	—	—	(453)	—	(453)
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	190,000	—	—	—	—	—
Forfeiture of restricted stock	(12,358)	—	—	—	—	—
Repurchase and retirement of common stock	(29,473)	—	(1,326)	—	—	(1,326)
Repurchase and retirement of common stock under share repurchase plan	(128,685)	—	(5,141)	—	—	(5,141)
Common stock dividends ($0.80 per share)	—	—	—	(6,162)	—	(6,162)
Stock-based compensation	—	—	3,860	—	—	3,860
Additional paid-in capital shortfall allocated to retained income	—	—	2,544	(2,544)	—	—
Balance at June 30, 2020	7,794,048	$—	$—	$183,689	$1,396	$185,085

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$9,483	$14,291
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,860	2,948
Net (accretion of discounts) amortization of premiums on investments in fixed-maturity securities	(60)	127
Depreciation and amortization	4,359	4,702
Deferred income tax expense	1,527	592
Net realized investment losses	809	505
Net unrealized investment losses (gains)	1,921	(6,619)
Credit loss expense	177	—
Loss from unconsolidated joint venture	28	54
Net loss (income) from limited partnership interests	2,747	(832)
Distributions received from limited partnership interests	578	3,616
Loss on repurchases of convertible senior notes	150	—
Foreign currency remeasurement loss (gain)	84	(5)
Other non-cash items	31	271
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	703	110
Income taxes	(2,110)	(540)
Premiums receivable	(7,670)	(9,731)
Prepaid reinsurance premiums	(9,167)	(11,611)
Reinsurance recoverable	32,248	45,831
Deferred policy acquisition costs	(7,527)	(4,344)
Other assets	5,235	(1,393)
Losses and loss adjustment expenses	(3,535)	(53,344)
Unearned premiums	48,071	35,697
Advance premiums	13,619	7,460
Assumed reinsurance balances payable	3	(14)
Accrued expenses and other liabilities	14,424	1,063
Net cash provided by operating activities	109,988	28,834

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from investing activities:
Investments in limited partnership interests	$(1,470)	$(1,751)
Distributions received from limited partnership interests	314	470
Purchase of property and equipment	(5,349)	(1,313)
Purchase of real estate investments	(2,522)	(9,892)
Purchase of fixed-maturity securities	(28,281)	(75,727)
Purchase of equity securities	(20,392)	(15,778)
Purchase of short-term and other investments	—	(684)
Proceeds from sales of fixed-maturity securities	78,186	2,985
Proceeds from calls, repayments and maturities of fixed-maturity securities	52,594	47,788
Proceeds from sales of equity securities	12,455	32,841
Proceeds from sales, redemptions and maturities of short-term and other investments	460	66,897
Net cash provided by investing activities	85,995	45,836
Cash flows from financing activities:
Cash dividends paid	(6,315)	(6,581)
Cash dividends received under share repurchase forward contract	153	153
Proceeds from revolving credit facility	14,000	9,500
Proceeds from exercise of common stock options	63	63
Proceeds from issuance of long-term debt	10,000	—
Repayment of long-term debt	(9,496)	(90,647)
Repurchases of convertible senior notes	(4,459)	—
Repurchases of common stock	(1,326)	(1,023)
Repurchases of common stock under share repurchase plan	(5,141)	(8,006)
Debt issuance costs	(165)	(459)
Net cash used in financing activities	(2,686)	(97,000)
Effect of exchange rate changes on cash	(51)	25
Net increase (decrease) in cash, cash equivalents, and restricted cash	193,246	(22,305)
Cash, cash equivalents, and restricted cash at beginning of period	229,918	240,158
Cash, cash equivalents, and restricted cash at end of period	$423,164	$217,853
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,902	$5,254
Cash paid for interest	$3,737	$5,453
Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(782)	$3,208
Receivable from sales of equity securities	$232	$—
Receivable from maturities of fixed-maturity securities	$—	$2,000
Payable on purchases of equity securities	$203	$—

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

On February 5, 2020, HCPCI entered into a policy replacement agreement with Anchor Property & Casualty Insurance Company (“Anchor”). Under the agreement, Anchor cancelled all its policies as of April 1, 2020 and HCPCI offered short-term replacement policies to those policyholders, who are under no obligation to accept them. The replacement policies had substantially the same terms and rates as the cancelled polices and would expire on the same dates the cancelled policies would have expired had they not been cancelled. Upon expiration of the replacement policies, HCPCI will offer, but is not obligated to offer, renewals to those policyholders at its own rates and terms. Total replacement policies issued by the Company on April 1, 2020 approximated 40,000.

Risks and Uncertainties Caused by Novel Coronavirus (“COVID-19”)

On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 a pandemic. COVID-19 is a respiratory illness caused by a virus that can spread from person to person. To contain the spread of COVID-19, measures have been undertaken in the United States of America and elsewhere around the world. These measures include, but are not limited to, domestic and international travel restrictions, temporary closure of nonessential businesses, cessation of public activity, and work-from-home orders, which has led to significantly reduced economic activity. To prevent the U.S. economy from further deterioration, several state and local governments have relaxed or lifted some of these measures even though infection rates remain above five percent, the level at which the WHO recommends rates fall below for at least 14 days before reopening. In Florida where the Company’s headquarters is located, a statewide stay-at-home order was issued and later lifted in May 2020. In response to the pandemic, the Company temporarily closed its offices in Florida and asked employees to work from home. The Company also closed temporarily its restaurant. Since then, some employees who have gone through the Company’s health safety training are allowed to alternate their work location between home and office. The Company quickly adjusted its technologies and infrastructure to support a remote workforce and maintain business continuity. As a provider of homeowners insurance, the Company continually prepares for disasters and catastrophic events, including events that could disrupt business continuity.

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

At present, the Company’s insurance subsidiaries do not foresee a direct material impact from the outbreak of COVID-19 in terms of increased claims and losses. However, the resulting economic uncertainty is adversely affecting the results of the Company’s investment portfolios (See Note 5 -- Investments). The Company generally holds or invests premiums collected from policyholders in the financial markets in order to earn income before claims need to be paid. Since the economic outlook started to deteriorate, the Company’s investments in limited partnerships, equity and fixed-maturity securities have decreased in value.

In addition, the Company’s insurance subsidiaries may experience difficulties collecting premiums from some policyholders. Policyholders with financial difficulties may decide not to renew insurance policies with the Company. Reinsurance companies with which the Company has contracted may also face liquidity issues and may not timely settle reinsurance balances that become due. Reinsurance costs have increased as reinsurers pay COVID-19 related claims worldwide and face the possibility of increases in the cost of capital needed to fund their operations.

Furthermore, due to the impact of the COVID-19 outbreak on retail business activities, rent payments due from the Company’s lessees may be delayed or not received. Some lessees, with the exception of all anchor tenants, have sought rent concessions in order to stay in business. In the near term, the Company determined there is no impairment to its real estate investments or intangible assets as the real estate market is inherently slower moving than equity and debt security markets. For other auxiliary operations such as restaurant and marina business, the temporary closure of these operations has no material impact on the Company’s results of operations.

It is too early to gauge the effectiveness of the CARES Act and any upcoming stimulus package in assisting targeted individuals and businesses and preventing further economic downturn. As of the date of issuance of these interim unaudited consolidated financial statements, the extent to which the COVID-19 pandemic may materially affect the Company's financial condition, liquidity, or results of operations in the medium and long-term future remains uncertain and unquantifiable.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2020. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K, which was filed with the SEC on March 6, 2020.

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

Limited Partnership Investments

The Company has interests in limited partnerships that are not registered under the United Stated Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. The partnership interests cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreement. The Company has no influence over partnership operating and financial policies. The Company uses the equity method to account for the investments with ownership interest greater than five percent. For the investments with ownership interest at five percent or less, the Company uses the net asset value method to estimate the fair value of these investments. The Company generally recognizes its share of the limited partnership’s earnings or losses on a three-month lag.  Due to the lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated and a significant adverse impact on the net asset value is expected as a result of a major economic event.

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

At June 30, 2020 and December 31, 2019, allowances for uncollectible premiums were $1,034 and $528, respectively.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (“DAC”) represent direct costs to acquire insurance contracts and consist of premium taxes and commissions paid to outside agents at the time of collection of the policy premium. DAC also includes a cash bonus and other related expenses in association with the successful transition of policies from Anchor for the replacement policies and issuance of renewal policies under the Company’s own rates and terms. DAC is amortized over the life of the related policy in relation to the amount of gross premiums earned.

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

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$422,464	$229,218
Restricted cash	700	700
Total	$423,164	$229,918

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At June 30, 2020 and December 31, 2019, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of June 30, 2020
U.S. Treasury and U.S. government agencies	$12,146	$—	$296	$—	$12,442
Corporate bonds	73,662	(526)	1,664	(392)	74,408
State, municipalities, and political subdivisions	5,832	—	89	(12)	5,909
Exchange-traded debt	6,994	—	280	(74)	7,200
Redeemable preferred stock	35	—	—	(1)	34
Total	$98,669	$(526)	$2,329	$(479)	$99,993
As of December 31, 2019
U.S. Treasury and U.S. government agencies	$26,220	$—	$78	$(3)	$26,295
Corporate bonds	157,155	—	2,212	(3)	159,364
State, municipalities, and political subdivisions	7,763	—	149	—	7,912
Exchange-traded debt	8,698	—	462	(15)	9,145
Redeemable preferred stock	118	—	5	—	123
Total	$199,954	$—	$2,906	$(21)	$202,839

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2020 and December 31, 2019 are as follows:

	Amortized	Estimated
	Cost	Fair Value
As of June 30, 2020
Due in one year or less	$40,293	$40,672
Due after one year through five years	50,879	51,423
Due after five years through ten years	2,590	2,874
Due after ten years	4,907	5,024
	$98,669	$99,993

	Amortized	Estimated
	Cost	Fair Value
As of December 31, 2019
Due in one year or less	$63,135	$63,429
Due after one year through five years	125,833	127,660
Due after five years through ten years	6,896	7,350
Due after ten years	4,090	4,400
	$199,954	$202,839

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2020 and 2019 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2020	$74,137	$1,653	$(226)
Three months ended June 30, 2019	$74	$—	$—
Six months ended June 30, 2020	$78,186	$1,730	$(576)
Six months ended June 30, 2019	$2,985	$34	$(1)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2020	Loss	Value	Loss	Value	Loss	Value
Corporate bonds	$(392)	$7,785	$—	$—	$(392)	$7,785
State, municipalities, and political subdivisions	(12)	1,270	—	—	(12)	1,270
Exchange-traded debt	(74)	1,481	—	—	(74)	1,481
Redeemable preferred stock	(1)	35	—	—	(1)	35
Total	$(479)	$10,571	$—	$—	$(479)	$10,571

At June 30, 2020, there were 25 securities in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

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

The table below summarized the activity in the allowance for credit losses of available-for-sale securities for the three and six months ended on June 30, 2020:

2020
Balance at January 1	$—
Credit loss expense	439
Balance at March 31	$439
Credit loss expense	87
Balance at June 30	$526

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At June 30, 2020 and December 31, 2019, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
June 30, 2020	$37,808	$2,707	$(1,206)	$39,309
December 31, 2019	$31,863	$3,652	$(230)	$35,285

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the periods related to equity securities still held.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net gains (losses) recognized	$2,892	$1,193	$(3,884)	$6,030
Exclude: Net realized gains (losses) recognized for securities sold	8	(133)	(1,963)	(589)
Net unrealized gains (losses) recognized	$2,884	$1,326	$(1,921)	$6,619

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and six months ended June 30, 2020 and 2019 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2020	$3,448	$184	$(176)
Three months ended June 30, 2019	$4,967	$113	$(246)
Six months ended June 30, 2020	$12,455	$969	$(2,932)
Six months ended June 30, 2019	$32,841	$2,187	$(2,776)

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

	June 30, 2020			December 31, 2019
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$9,394	$2,085	15.37	$9,659	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	5,691	—	1.76	5,985	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	6,289	1,401	0.18	9,188	1,391	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	3,071	1,542	0.47	1,602	3,106	0.47
Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	1,732	8,632	2.24	1,912	8,548	2.24
Total	$26,177	$13,660		$28,346	$15,130

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
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

(e)	At the fund manager’s discretion, the term of the fund may be extended for up to two additional one-year periods.
(f)	Expected to have a ten-year term. The capital commitment period has expired but the general partner may request additional funding for follow-on investment.
(g)	With the consent of a supermajority of partners, the term of the fund may be extended for up to three additional one-year periods.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating results:
Total income	$(1,230,124)	$338,414	$(1,681,016)	$247,901
Total expenses	(25,708)	(32,140)	(80,520)	(81,173)
Net (loss) income	$(1,255,832)	$306,274	$(1,761,536)	$166,728

	June 30,	December 31,
	2020	2019
Balance Sheet:
Total assets	$5,101,450	$6,850,913
Total liabilities	$641,725	$549,562

For the three and six months ended June 30, 2020, the Company recognized net investment income of $188 and net investment loss of $2,747, respectively. During the three and six months ended June 30, 2020, the Company received total cash distributions of $196 and $892, respectively, including returns on investment of $196 and $578, respectively.

For the three and six months ended June 30, 2019, the Company recognized net investment income of $1,043 and $832, respectively, for these investments.  During the three and six months ended June 30, 2019, the Company received total cash distributions of $3,073 and $4,086, respectively. Cash distributions representing return on investment were $2,603 and $3,616 for the three and six months ended June 30, 2019, respectively. At June 30, 2020 and December 31, 2019, the Company’s cumulative contributed capital to the partnerships at each respective balance sheet date totaled $30,998 and $29,528, respectively, and the Company’s maximum exposure to loss aggregated $26,177 and $28,346, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At June 30, 2020 and December 31, 2019, the Company’s maximum exposure to loss relating to the variable interest entity was $734 and $762, respectively, representing the carrying value of the investment. There were no cash distributions during the six months ended June 30, 2020 and 2019. At June 30, 2020 and December 31, 2019, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating results:
Total revenues and gain	$—	$—	$—	$2
Total expenses	(13)	(24)	(32)	(62)
Net loss	$(13)	$(24)	$(32)	$(60)
The Company’s share of net loss*	$(12)	$(21)	$(28)	$(54)

*	Included in net investment income in the Company’s consolidated statements of income.

	June 30,	December 31,
	2020	2019
Balance Sheet:
Property and equipment, net	$723	$741
Cash	96	102
Other	4	4
Total assets	$823	$847

Other liabilities	$8	$—
Members’ capital	815	847
Total liabilities and members’ capital	$823	$847
Investment in unconsolidated joint venture, at equity**	$734	$762

**	Includes the 90% share of FMKT Mel JV’s operating results.

e) Assets Held for Sale

On April 9, 2020, Greenleaf Capital, LLC decided to offer for sale its investment property in Riverview, Florida. The proceeds from the sale are expected to exceed the property’s carrying value of $4,519 and, accordingly, no impairment loss was recognized on the classification of this property as held for sale.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

f) Real Estate Investments

Real estate investments consist of the following as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Land	$36,681	$39,511
Land improvements	11,422	11,907
Buildings	23,006	24,086
Tenant and leasehold improvements	1,246	1,487
Other	5,928	3,489
Total, at cost	78,283	80,480
Less: accumulated depreciation and amortization	(7,375)	(6,717)
Real estate investments	$70,908	$73,763

Depreciation and amortization expense related to real estate investments was $432 and $422 for the three months ended June 30, 2020 and 2019, respectively, and $887 and $754 for the six months ended June 30, 2020 and 2019, respectively. During the second quarter of 2020, the Company classified the investment property as described earlier to assets held for sale.

g) Net Investment (Loss) Income

Net investment (loss) income, by source, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Available-for-sale fixed-maturity securities	$1,243	$1,622	$2,758	$3,157
Equity securities	299	293	634	674
Investment expense	(124)	(106)	(242)	(235)
Limited partnership investments	188	1,043	(2,747)	832
Real estate investments	(346)	(105)	(265)	201
Loss from unconsolidated joint venture	(12)	(21)	(28)	(54)
Cash and cash equivalents	362	1,484	1,301	2,554
Short-term investments	(6)	16	1	375
Net investment income	$1,604	$4,226	$1,412	$7,504

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

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized gains arising during the period	$3,280	$805	$2,475	$1,626	$413	$1,213
Change in allowance for credit losses	87	21	66	—	—	—
Call and repayment (gains) losses charged to investment income	(150)	(37)	(113)	1	—	1
Reclassification adjustment for realized gains	(1,427)	(349)	(1,078)	—	—	—
Total other comprehensive gains	$1,790	$440	$1,350	$1,627	$413	$1,214

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized (losses) gains arising during the period	$(191)	$(46)	$(145)	$4,330	$1,098	$3,232
Change in allowance for credit losses	526	129	397	—	—	—
Call and repayment gains charged to investment income	(216)	(53)	(163)	1	—	1
Reclassification adjustment for realized gains	(1,154)	(283)	(871)	(33)	(8)	(25)
Total other comprehensive (losses) gains	$(1,035)	$(253)	$(782)	$4,298	$1,090	$3,208

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

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2020
Financial Assets:
Cash and cash equivalents	$424,464	$—	$—	$424,464
Restricted cash	$700	$—	$—	$700
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$10,899	$1,543	$—	$12,442
Corporate bonds	74,409	—	—	74,409
State, municipalities, and political subdivisions	—	5,909	—	5,909
Exchange-traded debt	7,200	—	—	7,200
Redeemable preferred stock	33	—	—	33
Total available-for-sale securities	$92,541	$7,452	$—	$99,993
Equity securities	$39,309	$—	$—	$39,309

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019
Financial Assets:
Cash and cash equivalents	$229,218	$—	$—	$229,218
Restricted cash	$700	$—	$—	$700
Short-term investments	$491	$—	$—	$491
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$25,294	$1,001	$—	$26,295
Corporate bonds	159,364	—	—	159,364
State, municipalities, and political subdivisions	—	7,912	—	7,912
Exchange-traded debt	9,145	—	—	9,145
Redeemable preferred stock	123	—	—	123
Total available-for-sale securities	$193,926	$8,913	$—	$202,839
Equity securities	$35,285	$—	$—	$35,285

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of June 30, 2020 and December 31, 2019:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2020
Financial Liabilities:
Revolving credit facility	$23,750	$—	$23,750	$—	$23,750
Long-term debt:
4.25% Convertible senior notes	$131,858	$—	$137,460	$—	$137,460
3.90% Promissory note	9,777	—	—	10,565	10,565
4% Promissory note	6,982	—	—	7,421	7,421
3.75% Callable promissory note	7,671	—	—	8,100	8,100
4.55% Promissory note	5,499	—	—	5,971	5,971
Total long-term debt	$161,787	$—	$137,460	$32,057	$169,517

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2019
Financial Liabilities:
Revolving credit facility	$9,750	$—	$9,750	$—	$9,750
Long-term debt:
4.25% Convertible senior notes	$134,075	$—	$147,375	$—	$147,375
3.95% Promissory note	8,875	—	—	8,887	8,887
4% Promissory note	7,237	—	—	7,409	7,409
3.75% Callable promissory note	7,837	—	—	7,861	7,861
4.55% Promissory note	5,611	—	—	5,802	5,802
Total long-term debt	$163,635	$—	$147,375	$29,959	$177,334

Note 8 -- Deferred Policy Acquisition Costs

In connection with the transition of insurance policies from Anchor described in Note 1 -- “Nature of Operations,” the Company incurred $3,023 of direct costs, consisting of a bonus to Anchor of $2,898 and other related expenses of $125. The Company agreed to pay Anchor a cash bonus of $50 per $1,000 of premium for all policies in forces at June 1, 2020 that were in compliance with the conditions stated in the agreement. At June 30, 2020, other liabilities included $1,653 representing the remaining bonus payable to Anchor.

Note 9 -- Property and Equipment, Net

On April 2, 2020, Greenleaf Capital, LLC entered into a purchase and sale agreement with Tampa-Coconut Palms Office Building Exchange, LLC to acquire an office building in Tampa, Florida for a purchase price of $4,000 in cash. The building will be used as the Company’s secondary site in the Tampa Bay area. The transaction was completed on May 18, 2020 and accounted for as an asset acquisition.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 10 -- Other Assets

The following table summarizes the Company’s other assets.

	June 30,	December 31,
	2020	2019
Benefits receivable related to retrospective reinsurance contract	$1,560	$9,480
Prepaid expenses	2,373	2,107
Deposits	3,352	1,678
Lease acquisition costs, net	516	566
Other	4,164	3,249
Total other assets	$11,965	$17,080

Note 11 -- Revolving Credit Facility

During the first quarter of 2020, the Company borrowed an additional amount of $14,000 for general business purposes. For the three months ended June 30, 2020 and 2019, interest expense was $162 and $127, respectively, including $40 of amortization of issuance costs in each of the periods. For the six months ended June 30, 2020 and 2019, interest expense was $315 and $196, respectively, including $79 of amortization of issuance costs in each of the periods. At June 30, 2020, the Company was in compliance with all required covenants, and there were $23,750 of borrowings outstanding.

Note 12 -- Long-Term Debt

The following table summarizes the Company’s long-term debt.

	June 30,	December 31,
	2020	2019
4.25% Convertible senior notes, due March 1, 2037	$139,200	$143,750
3.95% Promissory note, due through February 17, 2020	—	8,881
4% Promissory note, due through February 1, 2031	7,081	7,345
3.75% Callable promissory note, due through September 1, 2036	7,783	7,955
4.55% Promissory note, due through August 1, 2036	5,588	5,704
3.90% Promissory note, due through April 1, 2032	9,945	—
Finance lease liabilities, due through August 15, 2023	52	60
Total principal amount	169,649	173,695
Less: unamortized discount and issuance costs	(7,810)	(10,000)
Total long-term debt	$161,839	$163,695

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of June 30, 2020, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following June 30,
2020	$1,494
2021	140,755
2022	1,612
2023	1,668
2024	1,733
Thereafter	22,387
Total	$169,649

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest Expense:
Contractual interest	$1,832	$1,837	$3,638	$4,394
Non-cash expense (a)	1,068	999	2,120	2,789
Capitalized interest (b)	(42)	(79)	(83)	(158)
	$2,858	$2,757	$5,675	$7,025

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project.

Convertible Senior Notes

4.25% Convertible Notes. The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of June 30, 2020, the conversion rate of the Company’s 4.25% Convertible Notes was 16.4039 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.96 per share. In June 2020, the Company repurchased an aggregate of $4,550 in principal of the 4.25% Convertible Notes and recognized a $150 loss from the repurchases.

As of June 30, 2020, the remaining amortization period of the debt discount for 4.25% Convertible Notes was expected to be 1.7 years.

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

Note 13 -- Reinsurance

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance contracts and one quota share reinsurance agreement. Ceded premiums under most catastrophe excess of loss reinsurance contracts are subject to revision resulting from subsequent adjustments in total insured value. Under the terms of the quota share reinsurance agreement, the Company is entitled to a 30% ceding commission on ceded premiums written. The reinsurance premiums under one flood catastrophe excess of loss reinsurance contract are generally determined on a quarterly basis based on the premiums associated with the applicable flood total insured value in force on the last day of the preceding quarter.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Premiums Written:
Direct	$171,906	$133,441	$248,478	$201,053
Assumed	(25)	—	(79)	(2)
Gross written	171,881	133,441	248,399	201,051
Ceded	(34,354)	(31,317)	(65,073)	(62,730)
Net premiums written	$137,527	$102,124	$183,326	$138,321
Premiums Earned:
Direct	$106,852	$83,315	$197,619	$165,914
Assumed	951	—	2,549	(2)
Gross earned	107,803	83,315	200,168	165,912
Ceded	(34,354)	(31,317)	(65,073)	(62,730)
Net premiums earned	$73,449	$51,998	$135,095	$103,182

During the three and six months ended June 30, 2020, ceded losses of $11 and $349, respectively, were recognized as a reduction in losses and loss adjustment expenses. There were no ceded losses recognized during the three and six months ended June 30, 2019. At June 30, 2020 and December 31, 2019, there were 40 and 31 reinsurers, respectively, participating in the Company’s reinsurance program. Total gross amounts recoverable and receivable from reinsurers at June 30, 2020 and December 31, 2019 were $100,430 and $132,678, respectively. Approximately 47.3% of the reinsurance recoverable balance at June 30, 2020 was receivable from the Florida Hurricane Catastrophe Fund, a state trust fund. Based on all available information considered in the rating-based method described in Note 2 -- “Summary of Significant Accounting Policies,” the Company recognized a decrease in credit loss expense of $325 and $349 for the three and six months ended June 30, 2020, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $104 and $0 at June 30, 2020 and December 31, 2019, respectively.

One of the reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three and six months ended June 30, 2020, the Company recognized reductions in premiums ceded of $3,240 and $5,760, respectively, related to these adjustments in the consolidated statement of income. For the three and six months ended June 30, 2019, the Company recognized net reductions in premiums ceded of $1,226 and $1,738, respectively, related to these adjustments.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At June 30, 2020 and December 31, 2019, other assets included $1,560 and $9,480 related to these adjustments, respectively. In June 2020, the Company received $13,680 of premium refund under the retrospective reinsurance contract that ended May 31, 2020. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Losses and Loss Adjustment Expenses

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net balance, beginning of period*	$105,876	$98,453	$98,174	$94,826
Incurred, net of reinsurance, related to:
Current period	40,493	21,416	66,296	45,737
Prior period	(650)	2,877	1,625	5,552
Total incurred, net of reinsurance	39,843	24,293	67,921	51,289
Paid, net of reinsurance, related to:
Current period	(11,329)	(13,778)	(15,813)	(17,708)
Prior period	(11,261)	(13,623)	(27,153)	(33,062)
Total paid, net of reinsurance	(22,590)	(27,401)	(42,966)	(50,770)
Net balance, end of period	123,129	95,345	123,129	95,345
Add: reinsurance recoverable before allowance for credit losses	88,033	58,897	88,033	58,897
Gross balance, end of period	$211,162	$154,242	$211,162	$154,242

*Net balance represents beginning-of-period liability for unpaid losses and loss adjustment expenses less beginning-of-period reinsurance recoverable for unpaid losses and loss adjustment expenses.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or during which such estimates are adjusted. During the three months ended June 30, 2020, the Company derecognized losses related to prior periods of $650 primarily to decrease the reserve for 2019 loss year. For the six months ended June 30, 2020, the Company recognized losses related to prior periods of $1,625 for unfavorable development for 2019 resulting from litigation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Segment Information

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

For the three months ended June 30, 2020 and 2019, revenues from the Company’s insurance operations before intracompany elimination represented 96.2% and 95.2%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2020 and 2019, revenues from the Company’s insurance operations before intracompany elimination represented 96.0% and 94.9%, respectively, of total revenues of all operating segments. At June 30, 2020 and December 31, 2019, insurance operations’ total assets represented 85.9% and 85.5%, respectively, of the combined assets of all operating segments. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended June 30, 2020	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$73,449	$—	$—	$—	$73,449
Net investment income (loss)	2,076	2	104	(578)	1,604
Net realized investment gains (losses)	1,483	—	(48)	—	1,435
Net unrealized investment gains	2,473	—	411	—	2,884
Credit losses on investments	(87)	—	—	—	(87)
Policy fee income	847	—	—	—	847
Other	320	2,419	518	(2,672)	585
Total revenue	80,561	2,421	985	(3,250)	80,717
Expenses:
Losses and loss adjustment expenses	39,843	—	—	—	39,843
Amortization of deferred policy acquisition costs	12,511	—	—	—	12,511
Interest expense	1	498	2,742	(221)	3,020
Depreciation and amortization	27	640	409	(596)	480
Other	7,607	1,406	6,460	(2,433)	13,040
Total expenses	59,989	2,544	9,611	(3,250)	68,894
Income (loss) before income taxes	$20,572	$(123)	$(8,626)	$—	$11,823
Total revenue from non-affiliates(c)	$80,561	$1,954	$444

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended June 30, 2019	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$51,998	$—	$—	$—	$51,998
Net investment income (loss)	3,388	—	1,096	(258)	4,226
Net realized investment losses	(132)	—	(1)	—	(133)
Net unrealized investment gains	1,108	—	218	—	1,326
Policy fee income	800	—	—	—	800
Other	162	2,380	1,698	(3,827)	413
Total revenue	57,324	2,380	3,011	(4,085)	58,630
Expenses:
Losses and loss adjustment expenses	24,293	—	—	—	24,293
Amortization of deferred policy acquisition costs	8,770	—	—	—	8,770
Interest expense	—	382	2,632	(130)	2,884
Depreciation and amortization	26	668	262	(572)	384
Other	7,774	1,466	6,127	(3,383)	11,984
Total expenses	40,863	2,516	9,021	(4,085)	48,315
Income (loss) before income taxes	$16,461	$(136)	$(6,010)	$—	$10,315
Total revenue from non-affiliates(c)	$57,324	$1,974	$2,562

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

	Insurance	Real	Corporate/	Reclassification/
For Six Months Ended June 30, 2020	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$135,095	$—	$—	$—	$135,095
Net investment income (loss)	4,409	3	(2,266)	(734)	1,412
Net realized investment losses	(339)	—	(470)	—	(809)
Net unrealized investment losses	(1,624)	—	(297)	—	(1,921)
Credit losses on investments	(526)				(526)
Policy fee income	1,676	—	—	—	1,676
Other	595	4,978	1,890	(6,293)	1,170
Total revenue	139,286	4,981	(1,143)	(7,027)	136,097
Expenses:
Losses and loss adjustment expenses	67,921	—	—	—	67,921
Amortization of deferred policy acquisition costs	23,368	—	—	—	23,368
Interest expense	1	971	5,459	(441)	5,990
Depreciation and amortization	58	1,296	811	(1,208)	957
Other	15,682	2,657	12,420	(5,378)	25,381
Total expenses	107,030	4,924	18,690	(7,027)	123,617
Income (loss) before income taxes	$32,256	$57	$(19,833)	$—	$12,480
Total revenue (investment loss) from non-affiliates(c)	$139,286	$4,048	$(2,182)

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Six Months Ended June 30, 2019	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$103,182	$—	$—	$—	$103,182
Net investment income (loss)	6,016	—	1,603	(115)	7,504
Net realized investment gains (losses)	66	—	(571)	—	(505)
Net unrealized investment gains	5,418	—	1,201	—	6,619
Policy fee income	1,595	—	—	—	1,595
Other	338	4,692	3,249	(7,410)	869
Total revenue	116,615	4,692	5,482	(7,525)	119,264
Expenses:
Losses and loss adjustment expenses	51,289	—	—	—	51,289
Amortization of deferred policy acquisition costs	17,426	—	—	—	17,426
Interest expense	1	765	6,715	(260)	7,221
Depreciation and amortization	53	1,251	530	(1,056)	778
Other	14,864	2,574	11,723	(6,209)	22,952
Total expenses	83,633	4,590	18,968	(7,525)	99,666
Income (loss) before income taxes	$32,982	$102	$(13,486)	$—	$19,598
Total revenue from non-affiliates(c)	$116,615	$3,877	$4,622

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	June 30,	December 31,
	2020	2019
Segment:
Insurance Operations	$734,614	$663,280
Real Estate Operations	96,831	93,727
Corporate and Other	87,521	60,662
Consolidation and Elimination	(30,581)	(15,060)
Total assets	$888,385	$802,609

Note 16 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	June 30,	December 31,
	2020	2019
Operating leases:
ROU Assets	$337	$484
Liabilities	$350	$513

Finance leases:
ROU Assets	$79	$79
Liabilities	$52	$60

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Storage units (e)	2 years	Yes	(b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a)	At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)	There are no variable lease payments.
(c)	Rent escalation provisions exist.
(d)	There is a bargain purchase option.
(e)	The initial lease term has expired in May 2020. The lease was renewed for one year.

As of June 30, 2020, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following June 30,
2020	$272	$19
2021	91	19
2022	12	14
2023	—	3
Total lease payments	375	55
Less: interest and foreign taxes	25	3
Total lease obligations	$350	$52

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regard to the Company’s operating and finance leases.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$5	$3	$9	$6
Interest expense	1	—	1	1
Operating lease costs*	78	73	156	154
Short-term lease costs*	42	59	91	104
Total lease costs	$126	$135	$257	$265
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases			$1	$1
Operating cash flows – operating leases			$159	$159
Financing cash flows – finance leases			$8	$5

	June 30, 2020
Weighted-average remaining lease term:
Finance leases (in years)	3.0
Operating leases (in years)	1.4
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	4.0%

*	Included in other operating expenses of the consolidated statement of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(f)
Retail space	3 to 20 years	Yes	(f)
Boat docks/wet slips	1 to 12 months	Yes	(f)

(f)	There are no purchase options.

Note 17 -- Income Taxes

During the three months ended June 30, 2020 and 2019, the Company recorded approximately $2,887 and $2,762 respectively, of income taxes, which resulted in effective tax rates of 24.4% and 26.8%, respectively. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the recognition of a refund from the State of Florida for 2018 income taxes. Furthermore, the Florida corporate income tax rate was reduced from 5.5% to 4.458% in September 2019. During the six months ended June 30, 2020 and 2019, the Company recorded approximately $2,997 and $5,307, respectively, of income taxes, which resulted in effective tax rates of 24.0% and 27.1%, respectively. The decrease in the effective tax rate in 2020 as compared with the corresponding period in the prior year was

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

primarily attributable to the recognition of the tax refund, the recognition of windfall tax benefits related to share-based awards, and the reduction in state corporate income tax rate. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items. In addition, the Company determined there were no significant tax implications as a result of the CARES Act.

Note 18 -- Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$8,936			$7,553
Less: Income attributable to participating securities	(465)			(405)
Basic Earnings Per Share:
Income allocated to common stockholders	8,471	7,324	$1.16	7,148	7,666	$0.93
Effect of Dilutive Securities:
Stock options	—	4		—	15
Convertible senior notes	1,948	2,357		1,871	2,346
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$10,419	9,685	$1.08	$9,019	10,027	$0.90

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$9,483			$14,291
Less: Income attributable to participating securities	(472)			(821)
Basic Earnings Per Share:
Income allocated to common stockholders	9,011	7,347	$1.23	13,470	7,701	$1.75
Effect of Dilutive Securities:
Stock options	—	6		—	16
Convertible senior notes*	—	—		4,868	2,947
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$9,011	7,353	$1.23	$18,338	10,664	$1.72

*	For the six months ended June 30, 2020, convertible senior notes were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 19 -- Stockholders’ Equity

Common Stock

On December 19, 2019, the Board of Directors decided to extend the term of the 2019 stock repurchase plan to March 15, 2020. On March 13, 2020, the Board approved a stock repurchase plan for 2020 to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended June 30, 2020, the Company repurchased and retired a total of 51,834 shares at a weighted average price per share of $40.48 under these authorized repurchase plans. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended June 30, 2020 was $2,100 or $40.51 per share. During the six months ended June 30, 2020, the Company repurchased and retired a total of 128,685 shares at a weighted average price per share of $39.92 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2020 was $5,141, or $39.95 per share.

In December 2018, the Company’s Board of Directors authorized a plan for 2019 to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended June 30, 2019, the Company repurchased and retired a total of 160,787 shares at a weighted average price per share of $41.44 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended June 30, 2019 was $6,668, or $41.47 per share. During the six months ended June 30, 2019, the Company repurchased and retired a total of 192,576 shares at a weighted average price per share of $41.54 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2019 was $8,006, or $41.57 per share

On April 13, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on June 19, 2020 to stockholders of record on May 15, 2020.

Preferred Stock

On May 15, 2020, the Company amended its Articles of Incorporation, effective on the same date, to cancel the designation of 1,500,000 shares of the Company’s authorized preferred stock as Series A Cumulative Redeemable Preferred Stock, and the designation of 400,000 shares of the Company’s authorized preferred stock as Series B Junior Participating Preferred Stock. As a result, all 20,000,000 authorized shares of the Company’s preferred stock are undesignated. Since the designation of these types of preferred stock, none have ever been issued by the Company.

Note 20 -- Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2007 Stock Option and Incentive Plan and the 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. At June 30, 2020, there were 1,474,162 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and six months ended June 30, 2020 and 2019 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2020	340,000	$43.21	7.9 years	$1,657
Granted	110,000	$48.00
Exercised	(10,000)	$6.30
Outstanding at March 31, 2020	440,000	$45.25	8.3 years	$—
Outstanding at June 30, 2020	440,000	$45.25	8.1 years	$1,184
Exercisable at June 30, 2020	165,000	$42.17	7.2 years	$740

Outstanding at January 1, 2019	240,000	$37.19	8.8 years	$3,278
Granted	110,000	$53.00
Outstanding at March 31, 2019	350,000	$42.16	8.5 years	$1,329
Exercised	(10,000)	$6.30
Outstanding at June 30, 2019	340,000	$43.21	8.4 years	$445
Exercisable at June 30, 2019	92,500	$36.36	7.3 years	$380

The following table summarizes information about options exercised for the three and six months ended June 30, 2020 and 2019 (option amounts not in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options exercised	—	10,000	10,000	10,000
Total intrinsic value of exercised options	$—	$547	$288	$547
Tax benefits realized	$—	$88	$71	$88

For the three months ended June 30, 2020 and 2019, the Company recognized $297 and $200, respectively, of compensation expense which was included in general and administrative personnel expenses. For the six months ended June 30, 2020 and 2019, the Company recognized $580 and $425, respectively, of compensation expense. Deferred tax benefits related to stock options were $19 and $20 for the three months ended June 30, 2020 and 2019, respectively, and $38 and $39 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, there was $2,488 and $1,835, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.7 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the six months ended June 30, 2020 and 2019:

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

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2020 and 2019 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2020	396,760	$41.71
Granted	45,000	$44.97
Vested	(31,250)	$40.97
Forfeited	(7,138)	$42.60
Nonvested at March 31, 2020	403,372	$42.12
Granted	145,000	$45.59
Vested	(104,926)	$41.16
Forfeited	(5,220)	$43.75
Nonvested at June 30, 2020	438,226	$43.48

Nonvested at January 1, 2019	632,296	$33.33
Granted	40,000	$47.94
Vested	(21,250)	$37.69
Forfeited	(4,681)	$42.79
Nonvested at March 31, 2019	646,365	$34.03
Granted	133,160	$41.30
Vested	(84,914)	$41.58
Forfeited	(264,211)	$23.81
Nonvested at June 30, 2019	430,400	$41.06

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,722 and $1,269 for the three months ended June 30, 2020 and 2019, respectively, and $3,280 and $2,523 for the six months ended June 30, 2020 and  2019, respectively. At June 30, 2020 and December 31, 2019, there was approximately $17,483 and $12,661, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.9 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Deferred tax benefits recognized	$319	$244	$603	$490
Tax benefits realized for restricted stock and paid dividends	$1,186	$924	$1,239	$985
Fair value of vested restricted stock	$4,319	$3,530	$5,599	$4,331

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

Note 21 -- Commitments and Contingencies

Capital Commitment

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At June 30, 2020, there was an aggregate unfunded balance of $13,660.

Litigation

On April 1, 2020, Gulf to Bay LM, LLC, the Company’s wholly owned real estate subsidiary, sued Kroger Co. in federal district court to enforce a guaranty of a commercial lease executed between Gulf to Bay LM, LLC and Lucky’s Market Operating Company, LLC. Lucky’s filed for bankruptcy earlier this year.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 22 -- Subsequent Events

On July 2, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 18, 2020 to stockholders of record on August 21, 2020.

On July 24, 2020, the Florida Department of Transportation (“FDOT”) exercised the power of eminent domain under the Florida Constitution in order to acquire for a highway expansion project the property in Tampa, Florida where the Company’s headquarters is located for compensation of $47,500. Under the terms of the agreement, the FDOT assumed all contracts associated with this property, including the leases with existing tenants. In addition, the Company agreed to donate a small portion of a separate tract of nearby undeveloped land it owns to the FDOT for the same expansion project. The Company will have no later than July 24, 2023 to vacate the property. In connection with this transaction, the Company recognized a net gain from involuntary conversion of approximately $37,000.

On July 29, 2020, the Company made an early repayment of its 4% Promissory Note totaling $7,062 in principal plus accrued interest. The note was collateralized by the Company’s Tampa, Florida headquarters which was acquired by the FDOT in the eminent domain proceedings.

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

For the three months ended June 30, 2020 and 2019, revenues from insurance operations before intracompany elimination represented 96.2% and 95.2%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2020 and 2019, revenues from insurance operations before intracompany elimination represented 95.5% and 94.9%, respectively, of total revenues of all operating segments. At June 30, 2020 and December 31, 2019, insurance operations’ total assets represented 85.9% and 85.5%, respectively, of the combined assets of all operating segments. See Note 15 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

In February 2020, HCPCI entered into a policy replacement agreement with Anchor Property & Casualty Insurance Company (“Anchor”). Under the agreement, HCPCI offered short-term replacement policies for all policies cancelled by Anchor as of April 1, 2020. The replacement policies had substantially the same terms and rates as the cancelled polices and will expire on the same dates the cancelled policies would have expired had they not been cancelled. Upon expiration of the replacement policies, HCPCI may offer renewals to those policyholders at its own rates and terms but has no obligation to do so. In connection with the agreement, we received $30,000,000 on February 13, 2020 representing an estimate of unearned premium on policies to be replaced.

TypTap has been the primary source of our organic growth in gross written premium since 2018. TypTap’s policies in force have increased from 6,721 in January 2018 to 31,715 at June 30, 2020. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently in Florida. In addition to the expansion in TypTap business, we expect the Anchor transaction will contribute to our future growth.

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

Real Estate Operations

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes. Properties used in operations consist of two Tampa office buildings and a secondary insurance operations site in Ocala, Florida. Our investment properties include one full-service restaurant, retail shopping centers, one office building, two marinas, and undeveloped land near our headquarters in Tampa, Florida.

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

Impact of COVID-19 on Our Business

As of the date of this filing, the COVID-19 pandemic is likely to continue causing significant economic disruption and negatively affect almost every industry directly or indirectly. The long-term impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is difficult to predict (also see Risks and Uncertainties Caused by COVID-19 in Note 1 -- “Nature of Operations” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q) as this global health crisis is still evolving. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the containment measures, the extent and severity of the impact on our patrons and business partners, and the size and effectiveness of the state and federal government’s relief programs, of which we expect more to follow. With the use of our existing technologies and infrastructure, a majority of our workforce can work from home without significant disruptions to our operations. At present, we have no plan to reduce our workforce. At June 30, 2020, the impact on our financial statements of COVOD-19 consists primarily of unrealized losses on our portfolio of investment securities and material losses from limited partnership investments. However, we may experience further material economic impacts in other areas of our business, such as in our real estate operations, in future periods.

Recent Events

On July 2, 2020, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 18, 2020 to stockholders of record on August 21, 2020.

On July 24, 2020, the Florida Department of Transportation (“FDOT”) exercised the power of eminent domain under the Florida Constitution in order to acquire for a highway expansion project the property in Tampa, Florida where our headquarters is located for compensation of $47,500,000. Under the terms of the agreement, the FDOT assumed all contracts associated with this property, including the leases with existing tenants. In addition, we agreed to donate a small portion of a separate tract of nearby undeveloped land we own to the FDOT for the same expansion project. We will have no later than July 24, 2023 to vacate the property. In connection with this transaction, we recognized a net gain from involuntary conversion of approximately $37,000,000.

On July 29, 2020, we made an early repayment of our 4% Promissory note, which was collateralized by our Tampa, Florida headquarters.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenue
Gross premiums earned	$107,803	$83,315	$200,168	$165,912
Premiums ceded	(34,354)	(31,317)	(65,073)	(62,730)
Net premiums earned	73,449	51,998	135,095	103,182
Net investment income	1,604	4,226	1,412	7,504
Net realized investment gains (losses)	1,435	(133)	(809)	(505)
Net unrealized investment gains (losses)	2,884	1,326	(1,921)	6,619
Credit losses on investments	(87)	—	(526)	—
Policy fee income	847	800	1,676	1,595
Other income	585	413	1,170	869
Total operating revenue	80,717	58,630	136,097	119,264
Operating Expenses
Losses and loss adjustment expenses	39,843	24,293	67,921	51,289
Policy acquisition and other underwriting expenses	12,991	10,077	24,817	19,750
General and administrative personnel expenses	9,731	7,998	18,098	15,362
Interest expense	3,020	2,884	5,990	7,221
Loss on repurchase of convertible senior notes	150	—	150	—
Other operating expenses	3,159	3,063	6,641	6,044
Total operating expenses	68,894	48,315	123,617	99,666
Income before income taxes	11,823	10,315	12,480	19,598
Income tax expense	2,887	2,762	2,997	5,307
Net income	$8,936	$7,553	$9,483	$14,291
Ratios to Net Premiums Earned:
Loss Ratio	54.25%	46.72%	50.28%	49.71%
Expense Ratio	39.55%	46.20%	41.23%	46.88%
Combined Ratio	93.80%	92.92%	91.51%	96.59%
Ratios to Gross Premiums Earned:
Loss Ratio	36.96%	29.16%	33.93%	30.91%
Expense Ratio	26.95%	28.83%	27.82%	29.16%
Combined Ratio	63.91%	57.99%	61.75%	60.07%
Earnings Per Share Data:
Basic	$1.16	$0.93	$1.23	$1.75
Diluted	$1.08	$0.90	$1.23	$1.72

Comparison of the Three Months ended June 30, 2020 to the Three Months ended June 30, 2019

Our results of operations for the three months ended June 30, 2020 reflect income available to common stockholders of approximately $8,936,000 or $1.08 earnings per diluted common share, compared with approximately $7,553,000, or $0.90 earnings per diluted common share, for the three months ended June 30, 2019. The quarter-over-quarter increase in pre-tax income was primarily due to a net increase in net premiums earned of $21,451,000, an increase in income from our investment portfolio (consisting of net investment income/loss and net realized and unrealized gains/losses) of $504,000, offset by an increase in policy acquisition and underwriting expenses of $2,914,000, an increase in losses and loss adjustment expenses of $15,550,000, and increased payroll costs of $1,733,000.

Revenue

Gross Premiums Earned for the three months ended June 30, 2020 and 2019 were approximately $107,803,000 and $83,315,000, respectively. The quarter-over-quarter increase was primarily attributable to the policies transitioned from Anchor and increased policies in force from the growth in TypTap’s business. Gross premiums earned related to the Anchor policies were approximately $14,220,000 for the quarter.

Premiums Ceded for the three months ended June 30, 2020 and 2019 were approximately $34,354,000 and $31,317,000, respectively, representing 31.9% and 37.6%, respectively, of gross premiums earned. The $3,037,000 increase was primarily attributable to increased reinsurance costs effective June 1, 2020 and a higher level of reinsurance coverage, offset by a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended June 30, 2020, premiums ceded included a decrease of approximately $3,240,000 related to retrospective provisions compared with a net reduction of approximately $1,226,000 for the three months ended June 30, 2019. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended June 30, 2020 and 2019 totaled approximately $137,527,000 and $102,124,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2020 resulted from an increase in gross premiums written from the growth of TypTap business and the transition of policies from Anchor. We had approximately 164,000 policies in force at June 30, 2020 as compared with approximately 124,000 policies in force at June 30, 2019.

Net Premiums Earned for the three months ended June 30, 2020 and 2019 were approximately $73,449,000 and $51,998,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended
	June 30,
	2020	2019
Net Premiums Written	$137,527	$102,124
Increase in Unearned Premiums	(64,078)	(50,126)
Net Premiums Earned	$73,449	$51,998

Net Investment Income for the three months ended June 30, 2020 and 2019 was approximately $1,604,000 and $4,226,000, respectively. The $2,622,000 decrease was primarily attributable to lower income from limited partnership investments and cash equivalent instruments.

Net Realized Investment Gains for the three months ended June 30, 2020 were approximately $1,435,000 versus approximately $133,000 of net realized investment loss for the three months ended June 30, 2019. The gains in 2020 resulted primarily from sales intended to rebalance our investment portfolio and manage overall portfolio risk.

Net Unrealized Investment gains for the three months ended June 30, 2020 and 2019 were approximately $2,884,000 and $1,326,000, respectively, reflecting an increase in the fair value of equity securities resulting from an improved economic outlook since the shock caused by COVID-19.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $39,843,000 and $24,293,000 for the three months ended June 30, 2020 and 2019, respectively. The $15,550,000 increase primarily resulted from the increase in gross premiums earned, change in premium mix and reserves for weather-related losses in the quarter, offset by a reduction in loss reserves related to 2019 loss year. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2020 and 2019 were approximately $12,991,000 and $10,077,000, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, and premium taxes. The $2,914,000 increase was primarily attributable to higher agent commission rates and property inspection costs associated with the organic growth of TypTap business.

General and Administrative Personnel Expenses for the three months ended June 30, 2020 and 2019 were approximately $9,731,000 and $7,998,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $1,733,000 was primarily attributable to higher share-based compensation expense and employee incentive bonus, an increase in the headcount of temporary and full-time employees, and merit increases for non-executive employees effective in late February 2020, and lower capitalized and recoverable payroll costs.

Income Tax Expense for the three months ended June 30, 2020 and 2019 was approximately $2,887,000 and $2,762,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 24.4% for 2020 and 26.8% for 2019. The decrease in the effective tax rate was primarily due to the recognition of 2018 Florida income tax refund and the reduced Florida corporate income tax rate effective in September 2019.

Ratios:

The loss ratio applicable to the three months ended June 30, 2020 (losses and loss adjustment expenses incurred related to net premiums earned) was 54.2% compared with 46.7% for the three months ended June 30, 2019. The increase was primarily due to the increase in losses and loss adjustment expenses, offset in part by the increase in net premiums earned.

The expense ratio applicable to the three months ended June 30, 2020 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 39.6% compared with 46.2% for the three months ended June 30, 2019.  The decrease in our expense ratio was primarily attributable to the increase in net premiums earned, offset by the increase in losses and loss adjustment expenses and the increase in policy acquisition, underwriting and personnel expenses.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2020 was 93.8% compared with 92.9% for the three months ended June 30, 2019.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2020 was 63.9% compared with 58.0% for the three months ended June 30, 2019. The increase in 2020 was attributable to the factors described above.

Comparison of the Six Months ended June 30, 2020 to the Six Months ended June 30, 2019

Our results of operations for the six months ended June 30, 2020 reflect income available to common stockholders of approximately $9,483,000, or $1.23 earnings per diluted common share, compared with approximately $14,291,000, or $1.72 earnings per diluted common share, for the six months ended June 30, 2019. The period-over-period decrease was primarily due to a net decrease in income from our investment portfolio of $14,936,000, an increase in losses and loss adjustment expenses of $16,632,000, an increase in policy acquisition and other underwriting expense of $5,067,000, and an increase in general and administrative personnel expenses of $2,736,000, offset by an increase net premiums earned of $31,913,000, which contributed to a decrease in pre-tax income of $7,118,000.

Revenue

Gross Premiums Earned for the six months ended June 30, 2020 and 2019 were approximately $200,168,000 and $165,912,000, respectively. The $34,256,000 increase in 2020 compared with the corresponding period in 2019 was primarily attributable to a net increase in policies in force as described earlier.

Premiums Ceded for the six months ended June 30, 2020 and 2019 were approximately $65,073,000 and $62,730,000, respectively, representing 32.5% and 37.8%, respectively, of gross premiums earned. The $2,343,000 increase was primarily attributable to increased reinsurance cost per coverage limit effective June 1, 2020 and a higher level of reinsurance coverage, offset by a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract.

For the six months ended June 30, 2020, premiums ceded included a reduction of approximately $5,760,000 related to retrospective provisions. For the six months ended June 30, 2019, premiums ceded included a net reduction of approximately $1,738,000 related to retrospective provisions. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the six months ended June 30, 2020 and 2019 totaled approximately $183,326,000 and $138,321,000, respectively. The $45,005,000 increase in 2020 resulted primarily from the factors described earlier.

Net Premiums Earned for the six months ended June 30, 2020 and 2019 were approximately $135,095,000 and $103,182,000, respectively, and reflect gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net Premiums Written	$183,326	$138,321
Increase in Unearned Premiums	(48,231)	(35,139)
Net Premiums Earned	$135,095	$103,182

Net Investment Income for the six months ended June 30, 2020 and 2019 was approximately $1,412,000 and $7,504,000, respectively. The $6,092,000 decrease was primarily attributable to a loss of $2,747,000 from limited partnership investments in 2020 as opposed to income of $832,000 in 2019.  In addition, interest income from cash, cash equivalents, and short-term investments was lower by $1,627,000 in 2020 compared with 2019 due to a lowering of investment yields, particularly on cash.

Net Unrealized Investment Losses for the six months ended June 30, 2020 were approximately $1,921,000 versus net unrealized investment gains of approximately $6,619,000 for the six months ended June 30, 2019, reflecting a deterioration in the fair value of equity securities caused by COVID-19 pandemic.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $67,921,000 and $51,289,000 for the six months ended June 30, 2020 and 2019, respectively. The $16,632,000 increase was primarily attributable to the increase in gross premiums earned, change in premium mix and reserves for weather-related losses, offset by lower prior year development. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2020 and 2019 were approximately $24,817,000 and $19,750,000, respectively. The $5,067,000 increase was primarily attributable to the factors described earlier.

General and Administrative Personnel Expenses for the six months ended June 30, 2020 and 2019 were approximately $18,098,000 and $15,362,000, respectively. The period-over-period increase of $2,736,000 was primarily attributable to higher share-based compensation expense and merit increases for non-executive employees, and lower capitalized and recoverable payroll costs.

Interest Expense for the six months ended June 30, 2020 and 2019 was approximately $5,990,000 and $7,221,000, respectively. The decrease resulted from the repayment of our 3.875% Convertible Senior Notes in March 2019.

Income Tax Expense for the six months ended June 30, 2020 and 2019 was approximately $2,997,000 and $5,307,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 24.0% for 2020 and 27.1% for 2019. The decrease was primarily attributable to the recognition of windfall tax benefits related to share-based awards in addition to the factors described previously.

Ratios:

The loss ratio applicable to the six months ended June 30, 2020 was 50.3% compared with 49.7% for the six months ended June 30, 2019.

The expense ratio applicable to the six months ended June 30, 2020 was 41.2% compared with 46.9% for the six months ended June 30, 2019. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2020 was 91.5% compared with 96.6% for the six months ended June 30, 2019. The decrease was attributable to the increase in net premiums earned, offset in part by the increase in losses and loss adjustment expenses as described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2020 was 61.8% compared with 60.1% for the six months ended June 30, 2018. The increase in 2020 was primarily attributable to the increase in losses and loss adjustment expenses, offset by the increase in gross premiums earned.

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

Revolving Credit Facility, Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at June 30, 2020:

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

See Note 12 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Share Repurchase Plan

On March 13, 2020, the Board approved a plan for 2020, effective March 16, 2020, to repurchase up to $20,000,000 of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. See Note 19 -- “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for more information.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the remaining three funds have expired, the general partners may request additional funds under certain circumstances. At June 30, 2020, there was an aggregate unfunded capital balance of $13,660,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Sources and Uses of Cash

Cash Flows for the Six Months Ended June 30, 2020

Net cash provided by operating activities for the six months ended June 30, 2020 was approximately $109,988,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $32,597,000) and $28,745,000 of net cash receipts from Anchor less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Due to the inclusion of the cash receipt from Anchor, net cash provided by operating activities was higher than usual. Net cash provided by investing activities of $85,995,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $90,641,000, and the proceeds from redemptions and maturities of fixed-maturity securities of $52,594,000, offset by the purchases of fixed-maturity and equity securities of $48,673,000, the purchase of real estate investments of $2,522,000, limited partnership investments of $1,470,000, and the purchases of property and equipment of $5,349,000. Net cash used in financing activities totaled $2,686,000, which consisted of $9,496,000 used to repay a 3.95% promissory note, $6,162,000 of net cash dividend payments, $4,459,000 used to repurchase our 4.25% convertible senior notes, and $6,467,000 used in our share repurchases, offset by the proceeds from issuance of a 3.90% promissory note of $10,000,000 and draws from our revolving credit facility of $14,000,000.

Cash Flows for the Six Months Ended June 30, 2019

Net cash provided by operating activities for the six months ended June 30, 2019 was approximately $28,834,000, which consisted primarily of cash received from net premiums written as well as reinsurance recoveries (of approximately $45,832,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $45,836,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $35,826,000, the proceeds from redemptions and maturities of fixed-maturity securities of $47,788,000, and the proceeds from sales and maturities of short-term and other investments of $69,897,000, offset by the purchases of fixed-maturity and equity securities of $91,505,000, the purchase of real estate investments of $9,892,000, and limited partnership investments of $1,751,000. Net cash used in financing activities totaled $97,000,000, which was primarily due to the repayments of long-term debt of $90,647,000, $6,428,000 of net cash dividend payments, and $9,029,000 used in our share repurchases, offset by $9,500,000 of borrowings from our revolving credit facility.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At June 30, 2020, we had $139,302,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition. To maximize the gains from fixed-maturity investments in a low interest rate environment, we have decreased our holdings in fixed-maturity securities since the beginning of 2020.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of June 30, 2020 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$374	$277	$97	$—	$—
Service agreement (1)	37	24	13	—	—
Unfunded capital commitments (2)	13,660	13,660	—	—	—
Revolving credit facility	23,750	23,750	—	—	—
Long-term debt obligations (3)	191,970	8,795	150,675	5,337	27,163
Total	$229,791	$46,506	$150,785	$5,337	$27,163

(1)

Represents a lease for office space in Miami Lakes, Florida, a lease and maintenance service agreement for office space in Noida, India, and leases for office equipment and storage space. Liabilities related to our India operations were converted from Indian Rupees to U.S. dollars using the June 30, 2020 exchange rate.

(2)	Represents the unfunded balance of capital commitments under the subscription agreements related to limited partnerships in which we hold interests.
(3)

Amounts represent principal and interest payments over the lives of various long-term debt obligations. See Note 12 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2020, $166,238,000 of the total $211,162,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $44,924,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At June 30, 2020, $32,393,000 of the $44,924,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $214,697,000 at December 31, 2019 to $211,162,000 at June 30, 2020. The $3,535,000 decrease is comprised of reductions in our Reserves of $28,490,000 specific to Hurricane Irma in 2017 and Hurricane Michael in 2018 and reductions in our non-catastrophe Reserves of $14,324,000 for 2019 and $11,203,000 for 2018 and prior loss years, offset by $50,483,000 in reserves established for 2020 loss year. The $50,482,000 in Reserves established for 2020 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of June 30, 2020. The decrease of $54,017,000 specific to our 2019 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at June 30, 2020 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended June 30, 2020 and 2019, we accrued benefits of $3,240,000 and $1,026,000, respectively. For the three months ended June 30, 2020, there was no adjustment in ceded premiums whereas we recognized a reduction in premiums ceded of $200,000 for the three months ended June 30, 2019. In combination, for the three months ended June 30, 2020 and 2019, we recognized decreases in ceded premiums of $3,240,000 and $1,226,000, respectively.

For the six months ended June 30, 2020 and 2019, we accrued benefits of $5,760,000 and $1,304,000, respectively. There was no adjustment in ceded premiums for the six months ended June 30, 2020.  For the six months ended June 30, 2019, we recognized a decrease in premiums ceded of $434,000. In combination, for the six months ended June 30, 2020 and 2019, we recognized decreases in ceded premiums of $5,760,000 and $1,738,000, respectively.

As of June 30, 2020, we had $1,560,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. In June 2020, we received a $13,680,000 premium refund under the retrospective reinsurance contract that ended May 31, 2020. Accrued benefits related to this expired contract were $9,480,000 at December 31, 2019. We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 6, 2020.  For the six months ended June 30, 2020, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at June 30, 2020 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2020 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$95,710	$(3,872)	-3.89%
200 basis point increase	97,007	(2,575)	-2.59%
100 basis point increase	98,298	(1,284)	-1.29%
100 basis point decrease	100,422	840	0.84%
200 basis point decrease	100,864	1,282	1.29%
300 basis point decrease	101,189	1,607	1.61%

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

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2020 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AA+, AA, AA-	$16,120	16.0	$16,528	16.0
A+, A, A-	54,597	55.0	55,715	56.0
BBB+, BBB, BBB-	16,704	17.0	17,196	17.0
BB+, BB, BB-	3,971	4.0	3,952	4.0
CCC+, CC and Not rated	7,277	8.0	6,602	7.0
Total	$98,669	100.0	$99,993	100.0

Equity Price Risk

Our equity investment portfolio at June 30, 2020 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices.  We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at June 30, 2020 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$12,467	32
Technology	2,404	6
Consumer	3,828	10
Other (1)	4,609	12
	23,308	60
Mutual funds and exchange traded funds by type:
Debt	13,862	35
Equity	2,139	5
Total	$39,309	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2020, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On April 1, 2020, Gulf to Bay LM, LLC, our wholly owned real estate subsidiary, sued Kroger Co. in federal district court to enforce a guaranty of a commercial lease executed between Gulf to Bay LM, LLC and Lucky’s Market Operating Company, LLC. Lucky’s filed for bankruptcy earlier this year.

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

In response to the pandemic, we temporarily closed our offices and asked our employees to work from home until further notice. Currently, stay at home orders initially issued by the State of Florida and local governments are lifted. We allow some employees who have gone through health safety training to alternate working from home and in the offices. When we can fully reopen our offices is uncertain and will depend upon the severity and duration of the COVID-19 outbreak.

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

The table below summarizes the number of common shares repurchased during the three months ended June 30, 2020 under the 2019 and 2020 repurchase plans approved by our Board of Directors and also the number of shares of common stock surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs (a)
April 30, 2020	37,470	$39.99	37,470	$16,625
May 31, 2020	42,999	$43.93	13,897	$16,046
June 30, 2020	467	$42.79	467	$16,026
	80,936	$42.10	51,834

(a)	Represents the balances before commissions and fees at the end of each month.

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

During the six months ended June 30, 2020, our insurance subsidiaries paid dividends of $15,500,000 to HCI.

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

10.9

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) (Arch), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

EXHIBIT
NUMBER	DESCRIPTION

10.10

Reinstatement Premium Protection Reinsurance Contract (Chubb), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.11

Property Catastrophe First Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.12

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.13

Reinstatement Premium Protection Reinsurance Contract (For Working Layer Cat), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.14

Property Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.15

Property Catastrophe First Excess of Loss Reinsurance Contract (Endurance), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.16

Reinstatement Premium Protection Reinsurance Contract (Fidelis), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.17

Property Catastrophe First Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.18

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) (Hiscox), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.19

Reinstatement Premium Protection Reinsurance Contract (For Cat Excess) (Hiscox), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

EXHIBIT
NUMBER	DESCRIPTION

10.20

Reinstatement Premium Protection Reinsurance Contract (For Working Layer Cat) (Hiscox), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.21

Reinstatement Premium Protection Reinsurance Contract (Horseshoe), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.22

Property Catastrophe Excess of Loss Reinsurance Contract (Munich), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.23

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.24

Reinstatement Premium Protection Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.25

Top Layer Property Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.26

Reinstatement Premium Protection Reinsurance Contract (Transatlantic), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.27

Endorsement No. 1 to the Flood Catastrophe Excess of Loss Reinsurance Contract, effective: July 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by National Liability and Fire Insurance Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.28

Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.29

Reimbursement Contract effective June 1, 2020 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

10.30	Reimbursement Contract effective June 1, 2020 between TypTap Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund.

EXHIBIT
NUMBER	DESCRIPTION

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

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 22, 2019.

EXHIBIT
NUMBER	DESCRIPTION

10.105**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 23, 2020.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

August 7, 2020	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.