Form 10-Q
period 2020-09-30
HCI Group, Inc.
filed 2020-11-06
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on October 29, 2020 was 7,982,057.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $91,166 and $199,954, respectively and allowance for credit losses: $596 and $0, respectively)	$92,743	$202,839
Equity securities, at fair value (cost: $39,861 and $31,863, respectively)	42,702	35,285
Short-term investments, at fair value	—	491
Limited partnership investments	27,497	28,346
Investment in unconsolidated joint venture, at equity	716	762
Assets held for sale	4,519	—
Real estate investments	70,566	73,763
Total investments	238,743	341,486
Cash and cash equivalents	410,691	229,218
Restricted cash	2,400	700
Accrued interest and dividends receivable	916	1,616
Income taxes receivable	2,711	1,040
Premiums receivable	28,505	20,255
Prepaid reinsurance premiums	42,170	17,983
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	20,240	16,155
Unpaid losses and loss adjustment expenses (allowance: $90 and $0, respectively)	74,944	116,523
Deferred policy acquisition costs	29,701	21,663
Property and equipment, net	12,693	14,698
Intangible assets, net	3,723	4,192
Other assets	20,376	17,080
Total assets	$887,813	$802,609

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – continued

(Dollar amounts in thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$219,345	$214,697
Unearned premiums	238,936	181,163
Advance premiums	17,083	5,589
Assumed reinsurance balances payable	92	76
Accrued expenses	15,855	10,059
Deferred income taxes, net	8,866	4,008
Revolving credit facility	8,750	9,750
Long-term debt	155,675	163,695
Other liabilities	23,479	28,029
Total liabilities	688,081	617,066
Commitments and contingencies (Note 21)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, none and 1,500,000 shares authorized at September 30, 2020 and December 31, 2019, respectively, no shares issued or outstanding)	—	—
Series B junior participating preferred stock (no par value, none and 400,000 shares authorized at September 30, 2020 and December 31, 2019, respectively, no shares issued or outstanding)	—	—
Preferred stock (no par value, 20,000,000 and 18,100,000 shares authorized at September 30, 2020 and December 31, 2019, respectively, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 7,793,677 and 7,764,564 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	—	—
Additional paid-in capital	—	—
Retained income	198,092	183,365
Accumulated other comprehensive income, net of taxes	1,640	2,178
Total stockholders’ equity	199,732	185,543
Total liabilities and stockholders’ equity	$887,813	$802,609

See accompanying Notes to Consolidated Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Gross premiums earned	$106,694	$86,002	$306,862	$251,914
Premiums ceded	(44,231)	(31,568)	(109,304)	(94,298)
Net premiums earned	62,463	54,434	197,558	157,616
Net investment income	1,832	3,621	3,244	11,125
Net realized investment gains (losses)	177	(30)	(632)	(535)
Net unrealized investment gains (losses)	1,340	642	(581)	7,261
Credit losses on investments	(70)	—	(596)	—
Policy fee income	895	811	2,571	2,406
Gain on involuntary conversion	36,969	—	36,969	—
Other	421	501	1,591	1,370
Total revenue	104,027	59,979	240,124	179,243
Expenses
Losses and loss adjustment expenses	51,743	27,327	119,664	78,616
Policy acquisition and other underwriting expenses	14,210	10,988	39,027	30,738
General and administrative personnel expenses	9,871	7,951	27,969	23,313
Interest expense	2,856	2,907	8,846	10,128
Loss on repurchases of convertible senior notes	—	—	150	—
Loss on extinguishment of debt	98	—	98	—
Other operating expenses	3,713	3,087	10,354	9,131
Total expenses	82,491	52,260	206,108	151,926
Income before income taxes	21,536	7,719	34,016	27,317
Income tax expense	6,146	1,866	9,143	7,173
Net income	$15,390	$5,853	$24,873	$20,144
Basic earnings per share	$1.97	$0.73	$3.21	$2.49
Diluted earnings per share	$1.70	$0.73	$3.03	$2.49

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$15,390	$5,853	$24,873	$20,144
Other comprehensive income:
Change in unrealized gain (loss) on investments:
Net unrealized gains arising during the period	247	447	56	4,777
Credit losses charged to income	70	—	596	—
Call and repayment gains charged to investment income	(15)	(2)	(231)	(1)
Reclassification adjustment for net realized losses (gains)	21	(26)	(1,133)	(59)
Net change in unrealized gains (losses)	323	419	(712)	4,717
Deferred income taxes on above change	(79)	(83)	174	(1,173)
Total other comprehensive income (loss), net of income taxes	244	336	(538)	3,544
Comprehensive income	$15,634	$6,189	$24,335	$23,688

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended September 30, 2020

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at June 30, 2020	7,794,048	$—	$—	$183,689	$1,396	$185,085
Net income	—	—	—	15,390	—	15,390
Total other comprehensive income, net of income taxes	—	—	—	—	244	244
Issuance of restricted stock	2,680	—	—	—	—	—
Forfeiture of restricted stock	(2,369)	—	—	—	—	—
Repurchase and retirement of common stock	(225)	—	(12)	—	—	(12)
Repurchase and retirement of common stock under share repurchase plan	(457)	—	(20)	—	—	(20)
Common stock dividends ($0.40 per share)	—	—	—	(3,117)	—	(3,117)
Stock-based compensation	—	—	2,162	—	—	2,162
Additional paid-in capital shortfall allocated to retained income	—	—	(2,130)	2,130	—	—
Balance at September 30, 2020	7,793,677	$—	$—	$198,092	$1,640	$199,732

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended September 30, 2019

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at June 30, 2019	8,053,573	$—	$—	$184,739	$1,755	186,494
Net income	—	—	—	5,853	—	5,853
Total other comprehensive income, net of income taxes	—	—	—	—	336	336
Issuance of restricted stock	7,244	—	—	—	—	—
Forfeiture of restricted stock	(2,351)	—	—	—	—	—
Repurchase and retirement of common stock under share repurchase plan	(175,160)	—	(7,185)	—	—	(7,185)
Common stock dividends ($0.40 per share)	—	—	—	(3,171)	—	(3,171)
Stock-based compensation	—	—	1,746	—	—	1,746
Tax basis adjustment on equity method investment	—	—	132	—	—	132
Additional paid-in capital shortfall allocated to retained income	—	—	5,307	(5,307)	—	—
Balance at September 30, 2019	7,883,306	$—	$—	$182,114	$2,091	$184,205

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2020

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2019	7,764,564	$—	$—	$183,365	$2,178	$185,543
Net income	—	—	—	24,873	—	24,873
Total other comprehensive loss, net of income taxes	—	—	—	—	(538)	(538)
Cumulative effect on adoption of credit loss standard	—	—	—	(453)	—	(453)
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	192,680	—	—	—	—	—
Forfeiture of restricted stock	(14,727)	—	—	—	—	—
Repurchase and retirement of common stock	(29,698)	—	(1,338)	—	—	(1,338)
Repurchase and retirement of common stock under share repurchase plan	(129,142)	—	(5,161)	—	—	(5,161)
Common stock dividends ($1.20 per share)	—	—	—	(9,279)	—	(9,279)
Stock-based compensation	—	—	6,022	—	—	6,022
Additional paid-in capital shortfall allocated to retained income	—	—	414	(414)	—	—
Balance at September 30, 2020	7,793,677	$—	$—	$198,092	$1,640	$199,732

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$24,873	$20,144
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,022	4,694
Net (accretion of discounts) amortization of premiums on investments in fixed-maturity securities	(21)	171
Depreciation and amortization	6,499	6,677
Deferred income tax expense	5,032	1,231
Net realized investment losses	632	535
Net unrealized investment losses (gains)	581	(7,261)
Credit loss expense	596	—
Loss from unconsolidated joint venture	46	71
Net loss (income) from limited partnership interests	2,058	(1,308)
Distributions received from limited partnership interests	650	3,647
Loss on repurchases of convertible senior notes	150	—
Loss on extinguishment of debt	98	—
Gain on involuntary conversion	(36,969)	—
Foreign currency remeasurement loss.	40	31
Other non-cash items	(306)	286
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	700	(282)
Income taxes	(1,671)	656
Premiums receivable	(8,250)	(8,982)
Prepaid reinsurance premiums	(24,187)	(14,826)
Reinsurance recoverable	37,404	(39,533)
Deferred policy acquisition costs	(8,038)	(6,628)
Other assets	(3,552)	(4,165)
Losses and loss adjustment expenses	4,648	30,335
Unearned premiums	57,773	47,026
Advance premiums	11,494	5,454
Assumed reinsurance balances payable	16	(14)
Accrued expenses and other liabilities	1,212	135
Net cash provided by operating activities	77,530	38,094

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from investing activities:
Investments in limited partnership interests	$(2,951)	$(1,899)
Distributions received from limited partnership interests	1,092	1,163
Purchase of property and equipment	(5,928)	(2,166)
Purchase of real estate investments	(3,052)	(10,475)
Purchase of fixed-maturity securities	(30,200)	(79,355)
Purchase of equity securities	(27,175)	(19,278)
Purchase of short-term and other investments	—	(689)
Compensation received for property condemned through eminent domain	44,000	—
Proceeds from sales of fixed-maturity securities	79,284	5,225
Proceeds from calls, repayments and maturities of fixed-maturity securities	60,870	50,738
Proceeds from sales of equity securities	17,385	34,345
Proceeds from sales, redemptions and maturities of short-term and other investments	475	66,902
Net cash provided by investing activities	133,800	44,511
Cash flows from financing activities:
Cash dividends paid	(9,508)	(9,829)
Cash dividends received under share repurchase forward contract	229	230
Net (repayment) borrowing under revolving credit facility	(1,000)	9,750
Proceeds from exercise of common stock options	63	63
Proceeds from issuance of long-term debt	10,000	—
Repayment of long-term debt	(16,812)	(90,980)
Repurchases of convertible senior notes	(4,459)	—
Repurchases of common stock	(1,338)	(1,023)
Repurchases of common stock under share repurchase plan	(5,161)	(15,191)
Debt issuance costs	(165)	(459)
Net cash used in financing activities	(28,151)	(107,439)
Effect of exchange rate changes on cash	(6)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	183,173	(24,832)
Cash, cash equivalents, and restricted cash at beginning of period	229,918	240,158
Cash, cash equivalents, and restricted cash at end of period	$413,091	$215,326
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,137	$5,285
Cash paid for interest	$7,137	$8,904
Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(538)	$3,544
Addition to property and equipment under capital lease	$—	$18

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 – Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI also offers flood-endorsed and wind-only policies to Florida customers and has regulatory approval to underwrite residential property and casualty insurance in the states of Arkansas, California, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Texas.  However, Florida is still HCPCI’s primary market. TypTap offers standalone flood and homeowners multi-peril policies. In October 2020, TypTap began applying to offer homeowners coverage in 20 states outside of Florida. The operations of both insurance subsidiaries are supported by HCI Group, Inc. and certain HCI subsidiaries. In particular, the Company is developing technologies to collect and analyze claims and other supplemental data to generate savings and efficiency for the operations of the insurance subsidiaries. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the businesses of owning and leasing real estate and operating marina facilities and one restaurant.

On February 5, 2020, HCPCI entered into a policy replacement agreement with Anchor Property & Casualty Insurance Company (“Anchor”). Under the agreement, Anchor cancelled all its policies as of April 1, 2020 and HCPCI offered short-term replacement policies to those policyholders, who were under no obligation to accept them. The replacement policies had substantially the same terms and rates as the cancelled polices and would expire on the same dates the cancelled policies would have expired had they not been cancelled. Upon expiration of the replacement policies, HCPCI will offer, but is not obligated to offer, renewals to those policyholders at its own rates and terms. Total replacement policies issued by the Company on April 1, 2020 approximated 40,000.

Risks and Uncertainties Caused by Novel Coronavirus (“COVID-19”)

On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 a pandemic. COVID-19 is a respiratory illness caused by a virus that can spread from person to person. To contain the spread of COVID-19, measures have been undertaken in the United States of America and elsewhere around the world. These measures include, but are not limited to, domestic and international travel restrictions, temporary closure of nonessential businesses, cessation of public activity, and work-from-home orders, which has led to significantly reduced economic activity. To prevent the U.S. economy from further deterioration, several state and local governments have relaxed or lifted some of these measures even though infection rates remain above five percent, the level at which the WHO recommends rates fall below for at least 14 days before reopening. In Florida where the Company’s headquarters is located, a statewide stay-at-home order was issued and later lifted in May 2020. In response to the pandemic, the Company temporarily closed its offices in Florida and asked employees to work from home. The Company also closed temporarily its restaurant, but later decided to exit the business permanently in October 2020. Since then, some employees who have gone through the Company’s health safety training are allowed to alternate their work location between home and office. The Company quickly adjusted its technologies and infrastructure to support a remote workforce and maintain business continuity. As a provider of homeowners insurance, the Company continually prepares for disasters and catastrophic events, including events that could disrupt business continuity.

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

At present, the Company’s insurance subsidiaries do not foresee a direct material impact from the outbreak of COVID-19 in terms of increased claims and losses. However, the resulting economic uncertainty is adversely affecting the results of the Company’s investment portfolios (See Note 5 – Investments). The Company generally holds or invests premiums collected from policyholders in the financial markets in order to earn income before claims need to be paid. Since the economic outlook started to deteriorate, the Company’s investments in limited partnerships, equity and fixed-maturity securities have decreased in value.

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

It is too early to gauge the effectiveness of the CARES Act and any upcoming stimulus package in assisting targeted individuals and businesses and preventing further economic downturn. As of the date of issuance of these interim unaudited consolidated financial statements, the extent to which the COVID-19 pandemic may materially affect the Company’s financial condition, liquidity, or results of operations in the medium and long-term future remains uncertain and unquantifiable.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2020. The accompanying unaudited consolidated financial statements and

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K, which was filed with the SEC on March 6, 2020.

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

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments – Credit Losses (Topic 326), effective January 1, 2020. This update amends guidance on the recognition and measurement of credit losses for assets held at amortized cost and available-for-sale debt securities. For assets held at amortized cost, ASU 2016-13 eliminates the probable initial recognition threshold and, instead, requires credit losses to be measured using the Current Expected Credit Loss (“CECL”) model. The CECL model requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. For available-for-sale debt securities, credit losses will continue to be measured in a manner similar to the current standard.

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

At September 30, 2020 and December 31, 2019, allowances for uncollectible premiums were $2,369 and $528, respectively.

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

Note 3 – Recent Accounting Pronouncements

Accounting Standards Update No. 2020-01. In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-01 (“ASU 2020-01”) Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This update, among others, clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 when there is a change in level of ownership or degree of influence. ASU 2020-01 is effective for the Company beginning with the first quarter of 2021 and will be applied prospectively. Early adoption is permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Standards Update No. 2020-06. In August 2020, the FASB issued Accounting Standards Update No. 2020-06 (“ASU 2020-06”) Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 removes certain bifurcation models for convertible debt instruments and convertible preferred stock. Therefore, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. The amendments also remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception and amend the derivative scope exception guidance for contracts in an entity’s own equity. In addition, the amendments expand disclosure requirements for convertible instruments and simplify areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments.

ASU 2020-06 is effective for the Company beginning with the first quarter of 2022 and will be applied prospectively. Early adoption is permitted. The Company is evaluating the impact of this update on its financial position.

Note 4 – Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$410,691	$229,218
Restricted cash	2,400	700
Total	$413,091	$229,918

Restricted cash primarily represents funds held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements. To facilitate TypTap’s expansion plan to other states, the Company increased its funds held at the State of Florida by $1,700 during the third quarter of 2020.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 – Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At September 30, 2020 and December 31, 2019, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of September 30, 2020
U.S. Treasury and U.S. government agencies	$11,629	$—	$253	$—	$11,882
Corporate bonds	66,898	(564)	1,619	(128)	67,825
State, municipalities, and political subdivisions	5,818	—	90	—	5,908
Exchange-traded debt	6,786	(32)	342	(1)	7,095
Redeemable preferred stock	35	—	—	(2)	33
Total	$91,166	$(596)	$2,304	$(131)	$92,743
As of December 31, 2019
U.S. Treasury and U.S. government agencies	$26,220	$—	$78	$(3)	$26,295
Corporate bonds	157,155	—	2,212	(3)	159,364
State, municipalities, and political subdivisions	7,763	—	149	—	7,912
Exchange-traded debt	8,698	—	462	(15)	9,145
Redeemable preferred stock	118	—	5	—	123
Total	$199,954	$—	$2,906	$(21)	$202,839

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2020 and December 31, 2019 are as follows:

	Amortized	Estimated
	Cost	Fair Value
As of September 30, 2020
Due in one year or less	$34,594	$34,814
Due after one year through five years	48,555	49,329
Due after five years through ten years	3,109	3,410
Due after ten years	4,908	5,190
	$91,166	$92,743

	Amortized	Estimated
	Cost	Fair Value
As of December 31, 2019
Due in one year or less	$63,135	$63,429
Due after one year through five years	125,833	127,660
Due after five years through ten years	6,896	7,350
Due after ten years	4,090	4,400
	$199,954	$202,839

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2020 and 2019 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2020	$1,098	$13	$(34)
Three months ended September 30, 2019	$2,240	$27	$(1)
Nine months ended September 30, 2020	$79,284	$1,743	$(610)
Nine months ended September 30, 2019	$5,225	$61	$(2)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2020	Loss	Value	Loss	Value	Loss	Value
Corporate bonds	$(128)	$4,759	$—	$—	$(128)	$4,759
Exchange-traded debt	(1)	252	—	—	(1)	252
Redeemable preferred stock	(2)	33	—	—	(2)	33
Total	$(131)	$5,044	$—	$—	$(131)	$5,044

At September 30, 2020, there were 13 securities in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

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

The table below summarized the activity in the allowance for credit losses of available-for-sale securities for the three and nine months ended on September 30, 2020:

2020
Balance at January 1	$—
Credit loss expense	439
Balance at March 31	$439
Credit loss expense	87
Balance at June 30	$526
Credit loss expense	70
Balance at September 30	$596

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At September 30, 2020 and December 31, 2019, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
September 30, 2020	$39,861	$3,903	$(1,062)	$42,702
December 31, 2019	$31,863	$3,652	$(230)	$35,285

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statement of income for the periods related to equity securities still held.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net gains (losses) recognized	$1,521	$586	$(2,363)	$6,616
Exclude: Net realized gains (losses) recognized for securities sold	181	(56)	(1,782)	(645)
Net unrealized gains (losses) recognized	$1,340	$642	$(581)	$7,261

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and nine months ended September 30, 2020 and 2019 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2020	$4,930	$244	$(63)
Three months ended September 30, 2019	$1,504	$43	$(99)
Nine months ended September 30, 2020	$17,385	$1,213	$(2,995)
Nine months ended September 30, 2019	$34,345	$2,230	$(2,875)

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

	September 30, 2020			December 31, 2019
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$8,879	$2,085	15.37	$9,659	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	5,633	—	1.76	5,985	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	6,640	1,401	0.18	9,188	1,391	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	4,355	406	0.47	1,602	3,106	0.47
Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	1,990	8,286	2.24	1,912	8,548	2.24
Total	$27,497	$12,178		$28,346	$15,130

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating results:
Total income	$259,635	$(100,043)	$(1,421,381)	$147,858
Total expenses	(26,637)	(27,212)	(107,157)	(108,385)
Net (loss) income	$232,998	$(127,255)	$(1,528,538)	$39,473

	September 30,	December 31,
	2020	2019
Balance Sheet:
Total assets	$5,409,112	$6,850,913
Total liabilities	$638,784	$549,562

For the three and nine months ended September 30, 2020, the Company recognized net investment income of $689 and net investment loss of $2,058, respectively, for these investments. During the three and nine months ended September 30, 2020, the Company received total cash distributions of $850 and $1,742, respectively, including returns on investment of $72 and $650, respectively.

For the three and nine months ended September 30, 2019, the Company recognized net investment income of $476 and $1,308, respectively. During the three and nine months ended September 30, 2019, the Company received total cash distributions of $724 and $4,810, respectively. Cash distributions representing return on investment were $31 and $3,647 for the three and nine months ended September 30, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $28,976 and $27,117, respectively, and the Company’s maximum exposure to loss aggregated $27,497 and $28,346, respectively.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At September 30, 2020 and December 31, 2019, the Company’s maximum exposure to loss relating to the variable interest entity was $716 and $762, respectively, representing the carrying value of the investment. There were no cash distributions during the nine months ended September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating results:
Total revenues and gain	$—	$—	$—	$2
Total expenses	(19)	(18)	(51)	(80)
Net loss	$(19)	$(18)	$(51)	$(78)
The Company’s share of net loss*	$(18)	$(17)	$(46)	$(71)

*	Included in net investment income in the Company’s consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	September 30,	December 31,
	2020	2019
Balance Sheet:
Property and equipment, net	$714	$741
Cash	90	102
Other	4	4
Total assets	$808	$847

Other liabilities	$12	$—
Members’ capital	796	847
Total liabilities and members’ capital	$808	$847
Investment in unconsolidated joint venture, at equity**	$716	$762

**	Includes the 90% share of FMKT Mel JV’s operating results.

e) Assets Held for Sale

On April 9, 2020, Greenleaf Capital, LLC decided to offer for sale its investment property in Riverview, Florida. The proceeds from the sale are expected to exceed the property’s carrying value of $4,519 and, accordingly, no impairment loss was recognized on the classification of this property as held for sale.

f) Real Estate Investments

Real estate investments consist of the following as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Land	$36,239	$39,511
Land improvements	11,422	11,907
Buildings	23,006	24,086
Tenant and leasehold improvements	1,263	1,487
Other	6,442	3,489
Total, at cost	78,372	80,480
Less: accumulated depreciation and amortization	(7,806)	(6,717)
Real estate investments	$70,566	$73,763

In July 2020, a portion of undeveloped land with a carrying value of $443 was acquired by the Florida Department of Transportation (“FDOT”) as part of the agreement described in Note 9 – “Property and Equipment, Net.”

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Depreciation and amortization expense related to real estate investments was $431 and $379 for the three months ended September 30, 2020 and 2019, respectively, and $1,318 and $1,133 for the nine months ended September 30, 2020 and 2019, respectively. During the second quarter of 2020, the Company classified the investment property as described earlier to assets held for sale.

g) Net Investment Income (Loss)

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Available-for-sale fixed-maturity securities	$771	$1,637	$3,529	$4,794
Equity securities	336	305	970	979
Investment expense	(125)	(114)	(367)	(349)
Limited partnership investments	689	476	(2,058)	1,308
Real estate investments	(34)	(28)	(299)	173
Loss from unconsolidated joint venture	(18)	(17)	(46)	(71)
Cash and cash equivalents	212	1,354	1,513	3,908
Short-term investments	1	8	2	383
Net investment income	$1,832	$3,621	$3,244	$11,125

Note 6 – Comprehensive Income (Loss)

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

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized gains arising during the period	$247	$61	$186	$447	$90	$357
Change in allowance for credit losses	70	17	53	—	—	—
Call and repayment (gains) losses charged to investment income	(15)	(4)	(11)	(2)	—	(2)
Reclassification adjustment for realized gains	21	5	16	(26)	(7)	(19)
Total other comprehensive gains	$323	$79	$244	$419	$83	$336

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
		Income Tax			Income Tax
	Before	Expense	Net of	Before	Expense	Net of
	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Unrealized (losses) gains arising during the period	$56	$14	$42	$4,777	$1,188	$3,589
Change in allowance for credit losses	596	146	450	—	—	—
Call and repayment gains charged to investment income	(231)	(56)	(175)	(1)	—	(1)
Reclassification adjustment for realized gains	(1,133)	(278)	(855)	(59)	(15)	(44)
Total other comprehensive (losses) gains	$(712)	$(174)	$(538)	$4,717	$1,173	$3,544

Note 7 – Fair Value Measurements

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

Restricted cash

Restricted cash represents cash held by state authorities and the carrying value approximates fair value.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2020
Financial Assets:
Cash and cash equivalents	$410,691	$—	$—	$410,691
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$10,144	$1,738	$—	$11,882
Corporate bonds	67,825	—	—	67,825
State, municipalities, and political subdivisions	—	5,908	—	5,908
Exchange-traded debt	7,095	—	—	7,095
Redeemable preferred stock	33	—	—	33
Total available-for-sale securities	$85,097	$7,646	$—	$92,743
Equity securities	$42,702	$—	$—	$42,702

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019
Financial Assets:
Cash and cash equivalents	$229,218	$—	$—	$229,218
Restricted cash	$700	$—	$—	$700
Short-term investments	$491	$—	$—	$491
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$25,294	$1,001	$—	$26,295
Corporate bonds	159,364	—	—	159,364
State, municipalities, and political subdivisions	—	7,912	—	7,912
Exchange-traded debt	9,145	—	—	9,145
Redeemable preferred stock	123	—	—	123
Total available-for-sale securities	$193,926	$8,913	$—	$202,839
Equity securities	$35,285	$—	$—	$35,285

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of September 30, 2020 and December 31, 2019:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2020
Financial Liabilities:
Revolving credit facility	$8,750	$—	$8,750	$—	$8,750
Long-term debt:
4.25% Convertible senior notes	$132,901	$—	$141,984	$—	$141,984
3.90% Promissory note	9,698	—	—	9,684	9,684
3.75% Callable promissory note	7,586	—	—	7,651	7,651
4.55% Promissory note	5,442	—	—	5,528	5,528
Total long-term debt	$155,627	$—	$141,984	$22,863	$164,847

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2019
Financial Liabilities:
Revolving credit facility	$9,750	$—	$9,750	$—	$9,750
Long-term debt:
4.25% Convertible senior notes	$134,075	$—	$147,375	$—	$147,375
3.95% Promissory note	8,875	—	—	8,887	8,887
4% Promissory note	7,237	—	—	7,409	7,409
3.75% Callable promissory note	7,837	—	—	7,861	7,861
4.55% Promissory note	5,611	—	—	5,802	5,802
Total long-term debt	$163,635	$—	$147,375	$29,959	$177,334

Note 8 – Deferred Policy Acquisition Costs

In connection with the transition of insurance policies from Anchor described in Note 1 – “Nature of Operations,” the Company incurred $3,023 of direct costs, consisting of a bonus to Anchor of $2,898 and other related expenses of $125. The Company agreed to pay Anchor a cash bonus of $50 per $1,000 of premium for all policies in forces at June 1, 2020 that were in compliance with the conditions stated in the agreement.

Note 9 – Property and Equipment, Net

On April 2, 2020, Greenleaf Capital, LLC entered into a purchase and sale agreement with Tampa-Coconut Palms Office Building Exchange, LLC to acquire an office building in Tampa, Florida for a purchase price of $4,000 in cash. The building will be used as the Company’s secondary site in the Tampa Bay area. The transaction was completed on May 18, 2020 and accounted for as an asset acquisition.

On July 24, 2020, the FDOT exercised the power of eminent domain under the Florida Constitution in order to acquire for a highway expansion project the property in Tampa, Florida where the Company’s headquarters is located for compensation of $44,000, net of $3,500 in legal and related expenses. Under the terms of the agreement, the FDOT assumed all contracts associated with this property, including the leases with existing tenants. In addition, the Company agreed to donate a small portion of a separate tract of nearby undeveloped land it owns to the FDOT for the same expansion project. The Company will have no later than

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

July 24, 2023 to vacate the property. In connection with this transaction, the Company recognized a gain from involuntary conversion of $36,969. In addition, the Company used a portion of the proceeds to repay the 4% Promissory Note as described in Note 12 – “Long-Term Debt.”

Note 10 – Other Assets

The following table summarizes the Company’s other assets.

	September 30,	December 31,
	2020	2019
Benefits receivable related to retrospective reinsurance contract	$6,240	$9,480
Prepaid expenses	2,735	2,107
Deposits	3,446	1,678
Lease acquisition costs, net	468	566
Right-of-use assets – operating leases	5,668	484
Other	1,819	2,765
Total other assets	$20,376	$17,080

Note 11 – Revolving Credit Facility

During the first quarter of 2020, the Company borrowed an additional amount of $14,000 for general business purposes. On August 11, 2020, the Company repaid the amount of $15,000 of its outstanding balance. For the three months ended September 30, 2020 and 2019, interest expense was $108 and $132, respectively, including $39 of amortization of issuance costs in each of the periods. For the nine months ended September 30, 2020 and 2019, interest expense was $423 and $328, respectively, including $118 of amortization of issuance costs in each of the periods. At September 30, 2020, the Company was in compliance with all required covenants, and there were $8,750 of borrowings outstanding.

Note 12 – Long-Term Debt

The following table summarizes the Company’s long-term debt.

	September 30,	December 31,
	2020	2019
4.25% Convertible senior notes, due March 1, 2037	$139,200	$143,750
3.95% Promissory note, due through February 17, 2020	—	8,881
4% Promissory note, due through July 29, 2020	—	7,345
3.75% Callable promissory note, due through September 1, 2036	7,695	7,955
4.55% Promissory note, due through August 1, 2036	5,529	5,704
3.90% Promissory note, due through April 1, 2032	9,861	—
Finance lease liabilities, due through August 15, 2023	48	60
Total principal amount	162,333	173,695
Less: unamortized discount and issuance costs	(6,658)	(10,000)
Total long-term debt	$155,675	$163,695

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of September 30, 2020, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following September 30,
2020	$960
2021	140,198
2022	1,034
2023	1,063
2024	1,106
Thereafter	17,972
Total	$162,333

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Expense:
Contractual interest	$1,736	$1,835	$5,374	$6,229
Non-cash expense (a)	1,053	1,018	3,174	3,807
Capitalized interest (b)	(41)	(78)	(125)	(236)
	$2,748	$2,775	$8,423	$9,800

(a)	Includes amortization of debt discount and issuance costs.
(b)	Interest was capitalized for a construction project.

Convertible Senior Notes

4.25% Convertible Notes. The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of September 30, 2020, the conversion rate of the Company’s 4.25% Convertible Notes was 16.42 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.91 per share. In June 2020, the Company repurchased an aggregate of $4,550 in principal of the 4.25% Convertible Notes and recognized a $150 loss from the repurchases.

As of September 30, 2020, the remaining amortization period of the debt discount for 4.25% Convertible Notes was expected to be 1.4 years.

4% Promissory Note

On July 29, 2020, the Company made an early repayment of its 4% Promissory Note totaling $7,062 in principal plus accrued interest. As a result, the Company incurred $98 of loss on extinguishment of debt. The note was collateralized by the Company’s Tampa, Florida headquarters which was acquired by the FDOT in the eminent domain proceedings as described in Note 9 – “Property and Equipment, Net.”

3.95% Promissory Note

In February 2020, the Company repaid its 3.95% Promissory Note for $8,891 including principal and unpaid interest payable at maturity date.

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

Note 13 – Reinsurance

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Premiums Written:
Direct	$116,464	$97,331	$364,942	$298,384
Assumed	(13)	—	(92)	(2)
Gross written	116,451	97,331	364,850	298,382
Ceded	(44,231)	(31,568)	(109,304)	(94,298)
Net premiums written	$72,220	$65,763	$255,546	$204,084
Premiums Earned:
Direct	$106,337	$86,002	$303,956	$251,916
Assumed	357	—	2,906	(2)
Gross earned	106,694	86,002	306,862	251,914
Ceded	(44,231)	(31,568)	(109,304)	(94,298)
Net premiums earned	$62,463	$54,434	$197,558	$157,616

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During the three and nine months ended September 30, 2020, the Company recognized ceded losses of $1,871 and $2,220, respectively, as a reduction in losses and loss adjustment expenses, and ceded losses of $113,888 were recognized in each of the three and nine months ended September 30, 2019. At September 30, 2020 and December 31, 2019, there were 38 and 31 reinsurers, respectively, participating in the Company’s reinsurance program. Total gross amounts recoverable and receivable from reinsurers at September 30, 2020 and December 31, 2019 were $95,274 and $132,678, respectively. Approximately 58.6% of the reinsurance recoverable balance at September 30, 2020 was receivable from three reinsurers, including the Florida Hurricane Catastrophe Fund, a state trust fund. Based on all available information considered in the rating-based method described in Note 2 – “Summary of Significant Accounting Policies,” the Company recognized a decrease in credit loss expense of $14 and $363 for the three and nine months ended September 30, 2020, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $90 and $0 at September 30, 2020 and December 31, 2019, respectively.

One of the reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three and nine months ended September 30, 2020, the Company recognized reductions in premiums ceded of $4,680 and $10,440, respectively, related to these adjustments in the consolidated statement of income. For the three and nine months ended September 30, 2019, the Company recognized net reductions in premiums ceded of $2,520 and $4,258, respectively, related to these adjustments.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At September 30, 2020 and December 31, 2019, other assets included $6,240 and $9,480 related to these adjustments, respectively. In June 2020, the Company received $13,680 of premium refund under the retrospective reinsurance contract that ended May 31, 2020. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Note 14 – Losses and Loss Adjustment Expenses

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net balance, beginning of period*	$123,129	$95,345	$98,174	$94,826
Incurred, net of reinsurance, related to:
Current period	50,543	25,177	116,839	70,914
Prior period	1,200	2,150	2,825	7,702
Total incurred, net of reinsurance	51,743	27,327	119,664	78,616
Paid, net of reinsurance, related to:
Current period	(21,175)	(15,111)	(36,988)	(32,819)
Prior period	(9,386)	(12,763)	(36,539)	(45,825)
Total paid, net of reinsurance	(30,561)	(27,874)	(73,527)	(78,644)
Net balance, end of period	144,311	94,798	144,311	94,798
Add: reinsurance recoverable before allowance for credit losses	75,034	143,123	75,034	143,123
Gross balance, end of period	$219,345	$237,921	$219,345	$237,921

*Net balance represents beginning-of-period liability for unpaid losses and loss adjustment expenses less beginning-of-period reinsurance recoverable for unpaid losses and loss adjustment expenses.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended September 30, 2020, the Company recognized losses related to prior periods of $1,200 primarily to increase the reserve for 2017, 2015 and prior loss years. For the nine months ended September 30, 2020, the Company recognized losses related to prior periods of $2,825 for unfavorable development for 2019 and prior loss years resulting from litigation. Estimated losses of $17,700, net of reinsurance, related to Hurricane Sally are included in the 2020 loss year.

Note 15 – Segment Information

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the three months ended September 30, 2020 and 2019, revenues from the Company’s insurance operations before intracompany elimination represented 71.1% and 95.2%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2020 and 2019, revenues from the Company’s insurance operations before intracompany elimination represented 86.2% and 95.0%, respectively, of total revenues of all operating segments. At September 30, 2020 and December 31, 2019, insurance operations’ total assets represented 83.0% and 85.5%, respectively, of the combined assets of all operating segments. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2020	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$62,463	$—	$—	$—	$62,463
Net investment income (loss)	1,050	—	1,072	(290)	1,832
Net realized investment gains	131	—	46	—	177
Net unrealized investment gains	1,093	—	247	—	1,340
Credit losses on investments	(50)	—	(20)	—	(70)
Policy fee income	895	—	—	—	895
Gain on involuntary conversion	—	36,969	—	—	36,969
Other	285	2,384	510	(2,758)	421
Total revenue	65,867	39,353	1,855	(3,048)	104,027
Expenses:
Losses and loss adjustment expenses	51,743	—	—	—	51,743
Amortization of deferred policy acquisition costs	12,200	—	—	—	12,200
Interest expense	—	463	2,631	(238)	2,856
Depreciation and amortization	28	566	452	(585)	461
Other	10,028	1,423	6,005	(2,225)	15,231
Total expenses	73,999	2,452	9,088	(3,048)	82,491
(Loss) income before income taxes	$(8,132)	$36,901	$(7,233)	$—	$21,536
Total revenue from non-affiliates(c)	$65,867	$38,859	$1,345

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2019	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$54,434	$—	$—	$—	$54,434
Net investment income (loss)	3,365	—	461	(205)	3,621
Net realized investment (loss) gains	(33)	—	3	—	(30)
Net unrealized investment gains	533	—	109	—	642
Policy fee income	811	—	—	—	811
Other	186	2,317	1,341	(3,343)	501
Total revenue	59,296	2,317	1,914	(3,548)	59,979
Expenses:
Losses and loss adjustment expenses	27,327	—	—	—	27,327
Amortization of deferred policy acquisition costs	9,556	—	—	—	9,556
Interest expense	1	409	2,659	(162)	2,907
Depreciation and amortization	29	627	261	(530)	387
Other	7,978	1,292	5,669	(2,856)	12,083
Total expenses	44,891	2,328	8,589	(3,548)	52,260
Income (loss) before income taxes	$14,405	$(11)	$(6,675)	$—	$7,719
Total revenue from non-affiliates(c)	$59,296	$1,910	$1,466

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

	Insurance	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2020	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$197,558	$—	$—	$—	$197,558
Net investment income (loss)	5,459	3	(1,194)	(1,024)	3,244
Net realized investment losses	(208)	—	(424)	—	(632)
Net unrealized investment losses	(531)	—	(50)	—	(581)
Credit losses on investments	(576)		(20)		(596)
Policy fee income	2,571	—	—	—	2,571
Gain on involuntary conversion	—	36,969	—	—	36,969
Other	880	7,362	2,400	(9,051)	1,591
Total revenue	205,153	44,334	712	(10,075)	240,124
Expenses:
Losses and loss adjustment expenses	119,664	—	—	—	119,664
Amortization of deferred policy acquisition costs	35,568	—	—	—	35,568
Interest expense	1	1,434	8,090	(679)	8,846
Depreciation and amortization	86	1,862	1,263	(1,793)	1,418
Other	25,710	4,080	18,425	(7,603)	40,612
Total expenses	181,029	7,376	27,778	(10,075)	206,108
Income (loss) before income taxes	$24,124	$36,958	$(27,066)	$—	$34,016
Total revenue (investment loss) from non-affiliates(c)	$205,153	$42,907	$(837)

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2019	Operations	Estate(a)	Other(b)	Elimination	Consolidated
Revenue:
Net premiums earned	$157,616	$—	$—	$—	$157,616
Net investment income (loss)	9,381	—	2,064	(320)	11,125
Net realized investment gains (losses)	33	—	(568)	—	(535)
Net unrealized investment gains	5,951	—	1,310	—	7,261
Policy fee income	2,406	—	—	—	2,406
Other	524	7,009	4,590	(10,753)	1,370
Total revenue	175,911	7,009	7,396	(11,073)	179,243
Expenses:
Losses and loss adjustment expenses	78,616	—	—	—	78,616
Amortization of deferred policy acquisition costs	26,982	—	—	—	26,982
Interest expense	2	1,174	9,374	(422)	10,128
Depreciation and amortization	82	1,878	791	(1,586)	1,165
Other	22,842	3,866	17,392	(9,065)	35,035
Total expenses	128,524	6,918	27,557	(11,073)	151,926
Income (loss) before income taxes	$47,387	$91	$(20,161)	$—	$27,317
Total revenue from non-affiliates(c)	$175,911	$5,787	$6,088

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	September 30,	December 31,
	2020	2019
Segment:
Insurance Operations	$738,141	$663,280
Real Estate Operations	130,138	93,727
Corporate and Other	45,731	60,662
Consolidation and Elimination	(26,197)	(15,060)
Total assets	$887,813	$802,609

Note 16 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	September 30,	December 31,
	2020	2019
Operating leases:
ROU Assets	$5,668	$484
Liabilities	$5,682	$513

Finance leases:
ROU Assets	$79	$79
Liabilities	$48	$60

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

As a result of the change in ownership of the Company’s headquarters building through the eminent domain proceeding described in Note 9 -- “Property and Equipment, Net,” all existing intercompany operating leases related to this building that were previously eliminated on consolidation are now reflected on the balance sheet. These leases were determined to be at market rates on the date of the ownership change.

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a)	At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)	There are no variable lease payments.
(c)	Rent escalation provisions exist.
(d)	There is a bargain purchase option.

As of September 30, 2020, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following September 30,
2020	$2,223	$19
2021	2,038	18
2022	1,651	13
Total lease payments	5,912	50
Less: interest and foreign taxes	230	2
Total lease obligations	$5,682	$48

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regard to the Company’s operating and finance leases.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$4	$4	$13	$10
Interest expense	1	1	2	2
Operating lease costs*	404	90	560	244
Short-term lease costs*	44	37	135	141
Total lease costs	$453	$132	$710	$397
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases			$1	$2
Operating cash flows – operating leases			$566	$239
Financing cash flows – finance leases			$13	$9

	September 30, 2020
Weighted-average remaining lease term:
Finance leases (in years)	2.8
Operating leases (in years)	2.9
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	2.9%

*	Included in other operating expenses of the consolidated statement of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)	There are no purchase options.

Note 17 -- Income Taxes

During the three months ended September 30, 2020 and 2019, the Company recorded approximately $6,146 and $1,866 respectively, of income taxes, which resulted in effective tax rates of 28.5% and 24.2%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the non-deductibility of certain executive compensation. Furthermore, the Florida corporate income tax rate was reduced from 5.5% to 4.458% in September 2019. During the nine months ended September 30, 2020 and 2019, the Company recorded approximately $9,143 and $7,173, respectively, of income taxes, which resulted in effective tax rates of 26.9% and 26.3%, respectively. The slight increase in the effective tax rate in 2020 as compared with the corresponding period in the prior year was primarily attributable

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

to the non-deductibility of executive compensation, offset by the recognition of the tax refund from the State of Florida for 2018 income taxes, and the recognition of windfall tax benefits related to share-based awards. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items. In addition, the Company determined there were no significant tax implications as a result of the CARES Act.

Note 18 -- Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$15,390			$5,853
Less: Income attributable to participating securities	(865)			(325)
Basic Earnings Per Share:
Income allocated to common stockholders	14,525	7,356	$1.97	5,528	7,531	$0.73
Effect of Dilutive Securities:
Stock options	—	37		—	8
Convertible senior notes*	1,903	2,284		—	—
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$16,428	9,677	$1.70	$5,528	7,539	$0.73

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$24,873			$20,144
Less: Income attributable to participating securities	(1,309)			(1,114)
Basic Earnings Per Share:
Income allocated to common stockholders	23,564	7,350	$3.21	19,030	7,644	$2.49
Effect of Dilutive Securities:
Stock options	—	17		—	14
Convertible senior notes	5,787	2,330		6,828	2,745
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$29,351	9,697	$3.03	$25,858	10,403	$2.49

*	For the three months ended September 30, 2019, convertible senior notes were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 19 -- Stockholders’ Equity

Common Stock

On December 19, 2019, the Board of Directors decided to extend the term of the 2019 stock repurchase plan to March 15, 2020. On March 13, 2020, the Board approved a stock repurchase plan for 2020 to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended September 30, 2020, the Company repurchased and retired a total of 457 shares at a weighted average price per share of $43.76 under the plan for 2020. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2020 was $20 or $43.79 per share. During the nine months ended September 30, 2020, the Company repurchased and retired a total of 129,142 shares at a weighted average price per share of $39.93 under these authorized repurchase plans. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2020 was $5,161 or $39.96 per share.

In December 2018, the Company’s Board of Directors authorized a plan for 2019 to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended September 30, 2019, the Company repurchased and retired a total of 175,160 shares at a weighted average price per share of $40.99 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2019 was $7,185, or $41.02 per share. During the nine months ended September 30, 2019, the Company repurchased and retired a total of 367,736 shares at a weighted average price per share of $41.28 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2019 was $15,191, or $41.31 per share.

On July 2, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on September 18, 2020 to stockholders of record on August 21, 2020.

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

Note 20 -- Stock-Based Compensation

Incentive Plans

The Company currently has outstanding stock-based awards granted under the 2012 Omnibus Incentive Plan which is currently active and available for future grants. At September 30, 2020, there were 1,473,851 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and nine months ended September 30, 2020 and 2019 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2020	340,000	$43.21	7.9 years	$1,657
Granted	110,000	$48.00
Exercised	(10,000)	$6.30
Outstanding at March 31, 2020	440,000	$45.25	8.3 years	$—
Outstanding at June 30, 2020	440,000	$45.25	8.1 years	$1,184
Outstanding at September 30, 2020	440,000	$45.25	7.8 years	$2,321
Exercisable at September 30, 2020	165,000	$42.17	7.0 years	$1,334

Outstanding at January 1, 2019	240,000	$37.19	8.8 years	$3,278
Granted	110,000	$53.00
Outstanding at March 31, 2019	350,000	$42.16	8.5 years	$1,329
Exercised	(10,000)	$6.30
Outstanding at June 30, 2019	340,000	$43.21	8.4 years	$445
Outstanding at September 30, 2019	340,000	$43.21	8.1 years	$1,057
Exercisable at September 30, 2019	92,500	$36.36	7.0 years	$627

The following table summarizes information about options exercised for the three and nine months ended September 30, 2020 and 2019 (option amounts not in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Options exercised	—	—	10,000	10,000
Total intrinsic value of exercised options	$—	$—	$288	$347
Tax benefits realized	$—	$(3)	$71	$85

For the three months ended September 30, 2020 and 2019, the Company recognized $300 and $222, respectively, of compensation expense which was included in general and administrative personnel expenses. For the nine months ended September 30, 2020 and 2019, the Company recognized $880 and $647, respectively, of compensation expense. Deferred tax benefits related to stock options were $19 and $18 for the three months ended September 30, 2020 and 2019, respectively, and $57 for each of the nine months ended September 30, 2020 and 2019, respectively. The Company recognized a reduction in realized tax benefit of $3 in September 2019 resulting from the change in the Florida corporate income tax rate described in Note 17 – “Income Taxes.” At September 30, 2020 and December 31, 2019, there was $2,189 and $1,835, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.5 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the nine months ended September 30, 2020 and 2019:

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

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2020 and 2019 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2020	396,760	$41.71
Granted	45,000	$44.97
Vested	(31,250)	$40.97
Forfeited	(7,138)	$42.60
Nonvested at March 31, 2020	403,372	$42.12
Granted	145,000	$45.59
Vested	(104,926)	$41.16
Forfeited	(5,220)	$43.75
Nonvested at June 30, 2020	438,226	$43.48
Granted	2,680	$54.36
Vested	(625)	$41.02
Forfeited	(2,369)	$45.60
Nonvested at September 30, 2020	437,912	$43.54

Nonvested at January 1, 2019	632,296	$33.33
Granted	40,000	$47.94
Vested	(21,250)	$37.69
Forfeited	(4,681)	$42.79
Nonvested at March 31, 2019	646,365	$34.03
Granted	133,160	$41.30
Vested	(84,914)	$41.58
Forfeited	(264,211)	$23.81
Nonvested at June 30, 2019	430,400	$41.06
Granted	7,244	$41.76
Forfeited	(2,351)	$41.97
Nonvested at September 30, 2019	435,293	$41.07

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,862 and $1,524 for the three months ended September 30, 2020 and 2019, respectively, and $5,142 and $4,047 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, there was approximately $15,658 and $12,661, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.8 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Deferred tax benefits recognized	$353	$282	$956	$772
Tax benefits realized for restricted stock and paid dividends	$47	$1	$1,286	$986
Fair value of vested restricted stock	$26	$—	$5,625	$4,331

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

Note 21 -- Commitments and Contingencies

Capital Commitment

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At September 30, 2020, there was an aggregate unfunded balance of $12,178.

Litigation

On April 1, 2020, Gulf to Bay LM, LLC, the Company’s wholly owned real estate subsidiary, sued Kroger Co. in federal district court to enforce a guaranty of a commercial lease executed between Gulf to Bay LM, LLC and Lucky’s Market Operating Company, LLC. Lucky’s filed for bankruptcy earlier this year.

Note 22 -- Subsequent Events

On October 16, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 18, 2020 to stockholders of record on November 20, 2020.

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

For the three months ended September 30, 2020 and 2019, revenues from insurance operations before intracompany elimination represented 71.1% and 95.2%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2020 and 2019, revenues from insurance operations before intracompany elimination represented 86.2% and 95.0%, respectively, of total revenues of all operating segments. At September 30, 2020 and December 31, 2019, insurance operations’ total assets represented 83.0% and 85.5%, respectively, of the combined assets of all operating segments. See Note 15 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

TypTap has been the primary source of our organic growth in gross written premium since 2018. TypTap’s policies in force have increased from 6,721 in January 2018 to 33,825 at September 30, 2020. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently in Florida. In October 2020, TypTap began applying to offer homeowners coverage in other states. In addition to the expansion in TypTap business, we expect the Anchor transaction will contribute to our future growth.

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

Real Estate Operations

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes. Properties used in operations consist of one Tampa office building and a secondary insurance operations site in Ocala, Florida. Our investment properties include one full-service restaurant, retail shopping centers, one office building, two marinas, and undeveloped land near our headquarters in Tampa, Florida.

In July 2020, the property in Tampa, Florida where our headquarters is located was acquired by the Florida Department of Transportation (“FDOT”) exercising the power of eminent domain for a highway expansion project. See Note 9 -- “Property and Equipment, Net” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Impact of COVID-19 on Our Business

As of the date of this filing, the COVID-19 pandemic is likely to continue causing significant economic disruption and negatively affect almost every industry directly or indirectly. The long-term impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is difficult to predict (also see Risks and Uncertainties Caused by COVID-19 in Note 1 -- “Nature of Operations” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q) as this global health crisis is still evolving. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the containment measures, the extent and severity of the impact on our patrons and business partners, and the size and effectiveness of the state and federal government’s relief programs, of which we expect more to follow. With the use of our existing technologies and infrastructure, a majority of our workforce can work from home without significant disruptions to our operations. At present, we have no plan to reduce our workforce. At September 30, 2020, the impact on our financial statements of COVOD-19 consists primarily of unrealized losses on our portfolio of investment securities and material losses from limited partnership investments. However, we may experience further material economic impacts in other areas of our business, such as in our real estate operations, in future periods.

Recent Events

On October 16, 2020, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 18, 2020 to stockholders of record on November 20, 2020.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Gross premiums earned	$106,694	$86,002	$306,862	$251,914
Premiums ceded	(44,231)	(31,568)	(109,304)	(94,298)
Net premiums earned	62,463	54,434	197,558	157,616
Net investment income	1,832	3,621	3,244	11,125
Net realized investment gains (losses)	177	(30)	(632)	(535)
Net unrealized investment gains (losses)	1,340	642	(581)	7,261
Credit losses on investments	(70)	—	(596)	—
Policy fee income	895	811	2,571	2,406
Gain on involuntary conversion	36,969	—	36,969	—
Other income	421	501	1,591	1,370
Total revenue	104,027	59,979	240,124	179,243
Expenses
Losses and loss adjustment expenses	51,743	27,327	119,664	78,616
Policy acquisition and other underwriting expenses	14,210	10,988	39,027	30,738
General and administrative personnel expenses	9,871	7,951	27,969	23,313
Interest expense	2,856	2,907	8,846	10,128
Loss on repurchase of convertible senior notes	—	—	150	—
Loss on extinguishment of debt	98	—	98	—
Other operating expenses	3,713	3,087	10,354	9,131
Total expenses	82,491	52,260	206,108	151,926
Income before income taxes	21,536	7,719	34,016	27,317
Income tax expense	6,146	1,866	9,143	7,173
Net income	$15,390	$5,853	$24,873	$20,144
Ratios to Net Premiums Earned:
Loss Ratio	82.84%	50.20%	60.57%	49.88%
Expense Ratio	49.23%	45.80%	43.76%	46.51%
Combined Ratio	132.07%	96.00%	104.33%	96.39%
Ratios to Gross Premiums Earned:
Loss Ratio	48.50%	31.78%	39.00%	31.21%
Expense Ratio	28.82%	28.99%	28.17%	29.10%
Combined Ratio	77.32%	60.77%	67.17%	60.31%
Earnings Per Share Data:
Basic	$1.97	$0.73	$3.21	$2.49
Diluted	$1.70	$0.73	$3.03	$2.49

Comparison of the Three Months ended September 30, 2020 to the Three Months ended September 30, 2019

Our results of operations for the three months ended September 30, 2020 reflect income available to common stockholders of approximately $15,390,000 or $1.70 earnings per diluted common share, compared with approximately $5,853,000, or $0.73 earnings per diluted common share, for the three months ended September 30, 2019. The quarter-over-quarter increase in net income was primarily due to a gain on involuntary conversion of $36,969,000 and a net increase in net premiums earned of $8,029,000, offset by a decrease in income from our investment portfolio (consisting of net investment income/loss and net realized and unrealized gains/losses) of $884,000, an increase in losses and loss adjustment expenses of $24,416,000, an increase in policy acquisition and underwriting expenses of $3,222,000, and increased payroll costs of $1,920,000. Of the $24,416,000 increase in losses and loss adjustment expenses, $17,700,000 related to Hurricane Sally.

Revenue

Gross Premiums Earned for the three months ended September 30, 2020 and 2019 were approximately $106,694,000 and $86,002,000, respectively. The quarter-over-quarter increase was primarily attributable to the policies transitioned from Anchor and increased policies in force from the growth in TypTap’s business. Gross premiums earned related to the Anchor policies were approximately $9,300,000 for the quarter.

Premiums Ceded for the three months ended September 30, 2020 and 2019 were approximately $44,231,000 and $31,568,000, respectively, representing 41.5% and 36.7%, respectively, of gross premiums earned. The $12,663,000 increase was primarily attributable to increased reinsurance costs effective June 1, 2020 and a higher level of reinsurance coverage, offset by a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended September 30, 2020, premiums ceded included a decrease of approximately $4,680,000 related to retrospective provisions compared with a net reduction of approximately $2,520,000 for the three months ended September 30, 2019. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended September 30, 2020 and 2019 totaled approximately $72,220,000 and $65,763,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2020 resulted from an increase in gross premiums written from the growth of TypTap business and the transition of policies from Anchor. We had approximately 157,000 policies in force at September 30, 2020 as compared with approximately 125,000 policies in force at September 30, 2019.

Net Premiums Earned for the three months ended September 30, 2020 and 2019 were approximately $62,463,000 and $54,434,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended
	September 30,
	2020	2019
Net Premiums Written	$72,220	$65,763
Increase in Unearned Premiums	(9,757)	(11,329)
Net Premiums Earned	$62,463	$54,434

Net Investment Income for the three months ended September 30, 2020 and 2019 was approximately $1,832,000 and $3,621,000, respectively. The $1,789,000 decrease was primarily attributable to lower interest income from fixed-maturity securities and cash equivalent instruments.

Net Unrealized Investment gains for the three months ended September 30, 2020 and 2019 were approximately $1,340,000 and $642,000, respectively, reflecting an increase in the fair value of equity securities resulting from an improved economic outlook since the shock caused by COVID-19.

Gain on Involuntary Conversion for the three months ended September 30, 2020 was approximately $36,969,000. This one-time gain resulted from the aforementioned transaction with the FDOT. See Note 9 -- “Property and Equipment, Net” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $51,743,000 and $27,327,000 for the three months ended September 30, 2020 and 2019, respectively. The $24,416,000 increase primarily resulted from $17,700,000 of reserves net of reinsurance recoverable for Hurricane Sally, losses from other weather-related events in the quarter, the increase in gross premiums earned, and change in premium mix, offset by a reduction in loss reserves related to 2019 and 2018 loss years. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2020 and 2019 were approximately $14,210,000 and $10,988,000, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, and premium taxes. The $3,222,000 increase was primarily attributable to higher agent commission rates, property inspection costs associated with the organic growth of TypTap business, and $605,000 of amortized transition costs related to Anchor policies.

General and Administrative Personnel Expenses for the three months ended September 30, 2020 and 2019 were approximately $9,871,000 and $7,951,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, share-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $1,920,000 was primarily attributable to higher share-based compensation expense and employee incentive bonus, an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees effective in late February 2020, and lower capitalized and recoverable payroll costs.

Income Tax Expense for the three months ended September 30, 2020 and 2019 was approximately $6,146,000 and $1,866,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 28.5% for 2020 and 24.2% for 2019. The increase in the effective tax rate was primarily due to the non-deductibility of certain executive compensation.

Ratios:

The loss ratio applicable to the three months ended September 30, 2020 (losses and loss adjustment expenses incurred related to net premiums earned) was 82.8% compared with 50.2% for the three months ended September 30, 2019. The increase was primarily due to the increase in losses and loss adjustment expenses, offset in part by the increase in net premiums earned.

The expense ratio applicable to the three months ended September 30, 2020 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 49.2% compared with 45.8% for the three months ended September 30, 2019. The increase in our expense ratio was primarily attributable to the increase in policy acquisition, underwriting and personnel expenses, offset by the increase in net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended September 30, 2020 was 132.0% compared with 96.0% for the three months ended September 30, 2019.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended September 30, 2020 was 77.3% compared with 60.8% for the three months ended September 30, 2019. The increase in 2020 was attributable to the factors described above.

Comparison of the Nine Months ended September 30, 2020 to the Nine Months ended September 30, 2019

Our results of operations for the nine months ended September 30, 2020 reflect income available to common stockholders of approximately $24,873,000, or $3.03 earnings per diluted common share, compared with approximately $20,144,000, or $2.49 earnings per diluted common share, for the nine months ended September 30, 2019. The period-over-period increase was primarily due to an increase in gross premiums earned of $54,948,000 and a $36,969,000 gain on involuntary conversion, offset by a $15,006,000 increase in reinsurance costs, a net decrease in income from our investment portfolio of $15,820,000, an increase in losses and loss adjustment expenses of $41,048,000, an increase in policy acquisition and other underwriting expense of $8,289,000, and an increase in general and administrative personnel expenses of $4,656,000.

Revenue

Gross Premiums Earned for the nine months ended September 30, 2020 and 2019 were approximately $306,862,000 and $251,914,000, respectively. The $54,948,000 increase in 2020 compared with the corresponding period in 2019 was primarily attributable to a net increase in policies in force as described earlier.

Premiums Ceded for the nine months ended September 30, 2020 and 2019 were approximately $109,304,000 and $94,298,000, respectively, representing 35.6% and 37.4%, respectively, of gross premiums earned. The $15,006,000 increase was primarily attributable to increased reinsurance cost per coverage limit effective June 1, 2020 and a higher level of reinsurance coverage, offset by a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract.

For the nine months ended September 30, 2020, premiums ceded included a reduction of approximately $10,440,000 related to retrospective provisions. For the nine months ended September 30, 2019, premiums ceded included a net reduction of approximately $4,258,000 related to retrospective provisions. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the nine months ended September 30, 2020 and 2019 totaled approximately $255,546,000 and $204,084,000, respectively. The $51,462,000 increase in 2020 resulted primarily from the factors described earlier.

Net Premiums Earned for the nine months ended September 30, 2020 and 2019 were approximately $197,558,000 and $157,616,000, respectively, and reflect gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net Premiums Written	$255,546	$204,084
Increase in Unearned Premiums	(57,988)	(46,468)
Net Premiums Earned	$197,558	$157,616

Net Investment Income for the nine months ended September 30, 2020 and 2019 was approximately $3,244,000 and $11,125,000, respectively. The $7,881,000 decrease was primarily attributable to a loss of $2,058,000 from limited partnership investments in 2020 as opposed to income of $1,308,000 in 2019.  In addition, interest income from cash, cash equivalents, fixed-maturity securities, and short-term investments was lower by $4,041,000 in 2020 compared with 2019 due to a lowering of investment yields, particularly on cash.

Net Unrealized Investment Losses for the nine months ended September 30, 2020 were approximately $581,000 versus net unrealized investment gains of approximately $7,261,000 for the nine months ended September 30, 2019, reflecting a deterioration in the fair value of equity securities caused by COVID-19 pandemic.

Gain on Involuntary Conversion for the nine months ended September 30, 2020 was approximately $36,969,000, resulting from the transaction described earlier.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $119,664,000 and $78,616,000 for the nine months ended September 30, 2020 and 2019, respectively. The $41,048,000 increase was primarily attributable to the increase in gross premiums earned, change in premium mix and reserves for Hurricane Sally and other weather-related losses, offset by lower prior year development. Losses after reinsurance recoverable for Hurricane Sally approximated $17,700,000. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2020 and 2019 were approximately $39,027,000 and $30,738,000, respectively. The $8,289,000 increase was primarily attributable to the factors described earlier.

General and Administrative Personnel Expenses for the nine months ended September 30, 2020 and 2019 were approximately $27,969,000 and $23,313,000, respectively. The period-over-period increase of $4,656,000 was primarily attributable to higher share-based compensation expense and employee incentive bonus, merit increases for non-executive employees, and lower capitalized and recoverable payroll costs.

Interest Expense for the nine months ended September 30, 2020 and 2019 was approximately $8,846,000 and $10,128,000, respectively. The decrease resulted from the repayment of our 3.875% Convertible Senior Notes in March 2019.

Income Tax Expense for the nine months ended September 30, 2020 and 2019 was approximately $9,143,000 and $7,173,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 26.9% for 2020 and 26.3% for 2019.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2020 was 60.6% compared with 49.9% for the nine months ended September 30, 2019.

The expense ratio applicable to the nine months ended September 30, 2020 was 43.7% compared with 46.5% for the nine months ended September 30, 2019. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2020 was 104.3% compared with 96.4% for the nine months ended September 30, 2019. The increase was attributable to the increase in losses and loss adjustment expenses, offset by the increase in net premiums earned as described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the nine months ended September 30, 2020 was 67.2% compared with 60.3% for the nine months ended September 30, 2019. The increase in 2020 was primarily attributable to the increase in losses and loss adjustment expenses, offset by the increase in gross premiums earned.

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

Revolving Credit Facility, Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at September 30, 2020:

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

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the remaining two funds have expired, the general partners may request additional funds under certain circumstances. At September 30, 2020, there was an aggregate unfunded capital balance of $12,178,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Sources and Uses of Cash

Cash Flows for the Nine Months Ended September 30, 2020

Net cash provided by operating activities for the nine months ended September 30, 2020 was approximately $77,530,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $39,624,000) and $27,092,000 of net cash receipts from Anchor less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Due to the inclusion of the cash receipt from Anchor, net cash provided by operating activities was higher than usual. Net cash provided by investing activities of $133,800,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $96,669,000, the proceeds from redemptions and maturities of fixed-maturity securities of $60,870,000, and $44,000,000 of compensation received for the property taken by the power of eminent domain, offset by the purchases of fixed-maturity and equity securities of $57,375,000, the purchase of real estate investments of $3,052,000, limited partnership investments of $2,951,000, and the purchases of property and equipment of $5,928,000. Net cash used in financing activities totaled $28,151,000, which consisted of $16,533,000 used to repay 3.95% and 4% promissory notes, $9,279,000 of net cash dividend payments, $4,459,000 used to repurchase our 4.25% convertible senior notes, $6,499,000 used in our share repurchases, and net repayment of our revolving credit facility of $1,000,000, offset by the proceeds from issuance of a 3.90% promissory note of $10,000,000.

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

At September 30, 2020, we had $135,445,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition. To maximize the gains from fixed-maturity investments in a low interest rate environment, we have decreased our holdings in fixed-maturity securities since the beginning of 2020.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our material contractual obligations and commitments as of September 30, 2020 (amounts in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$5,912	$2,223	$3,689	$—	$—
Service agreement (1)	32	19	13	—	—
Unfunded capital commitments (2)	12,178	12,178	—	—	—
Revolving credit facility	8,750	8,750	—	—	—
Long-term debt obligations (3)	179,447	7,785	145,889	3,700	22,073
Total	$206,319	$30,955	$149,591	$3,700	$22,073

(1)

Represents leases for office space in Tampa and Miami Lakes, Florida, a lease and maintenance service agreement for office space in Noida, India, and leases for office equipment and storage space. Liabilities related to our India operations were converted from Indian Rupees to U.S. dollars using the September 30, 2020 exchange rate.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2020, $165,274,000 of the total $219,345,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $54,071,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At September 30, 2020, $31,125,000 of the $54,071,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $214,697,000 at December 31, 2019 to $219,345,000 at September 30, 2020. The $4,648,000 increase is comprised of $81,691,000 in reserves established for the 2020 loss year, of which $18,628,000 related to Hurricane Sally, offset by reductions in our Reserves of $43,328,000 specific to Hurricane Irma in 2017 and Hurricane Michael in 2018 and reductions in our non-catastrophe Reserves of $19,058,000 for 2019 and $14,657,000 for 2018 and prior loss years. The $81,691,000 in Reserves established for 2020 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of September 30, 2020. The decrease of $77,043,000 specific to our 2019 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at September 30, 2020 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended September 30, 2020 and 2019, we accrued benefits of $4,680,000 and $2,520,000, respectively. For the three months ended September 30, 2020 and 2019, there was no adjustment in ceded premiums. In combination, for the three months ended September 30, 2020 and 2019, we recognized decreases in ceded premiums of $4,680,000 and $2,520,000, respectively.

For the nine months ended September 30, 2020 and 2019, we accrued benefits of $10,440,000 and $3,824,000, respectively. There was no adjustment in ceded premiums for the nine months ended September 30, 2020.  For the nine months ended September 30, 2019, we recognized a decrease in premiums ceded of $434,000. In combination, for the nine months ended September 30, 2020 and 2019, we recognized decreases in ceded premiums of $10,440,000 and $4,258,000, respectively.

As of September 30, 2020, we had $6,240,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. In June 2020, we received a $13,680,000 premium refund under the retrospective reinsurance contract that ended May 31, 2020. Accrued benefits related to this expired contract were $9,480,000 at December 31, 2019. We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 6, 2020.  For the nine months ended September 30, 2020, there have been no material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at September 30, 2020 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2020 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$88,775	$(3,968)	-4.28%
200 basis point increase	90,097	(2,646)	-2.85%
100 basis point increase	91,420	(1,323)	-1.43%
100 basis point decrease	93,562	819	0.88%
200 basis point decrease	93,961	1,218	1.31%
300 basis point decrease	94,237	1,494	1.61%

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

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2020 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AA+, AA, AA-	$16,110	17.0	$16,455	17.0
A+, A, A-	43,952	48.0	44,743	48.0
BBB+, BBB, BBB-	20,011	22.0	20,876	23.0
BB+, BB, BB-	4,229	5.0	4,357	5.0
CCC+, CC and Not rated	6,864	8.0	6,312	7.0
Total	$91,166	100.0	$92,743	100.0

Equity Price Risk

Our equity investment portfolio at September 30, 2020 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices.  We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at September 30, 2020 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$13,691	32
Technology	2,550	6
Consumer	4,151	10
Other (1)	4,517	10
	24,909	58
Mutual funds and exchange traded funds by type:
Debt	15,382	36
Equity	2,411	6
Total	$42,702	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2020, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes the number of common shares repurchased during the three months ended September 30, 2020 under the 2019 and 2020 repurchase plans approved by our Board of Directors and also the number of shares of common stock surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs (a)
July 31, 2020	457	$43.76	457	$16,006
August 31, 2020	225	$55.59	—	$16,006
September 30, 2020	—	$—	—	$16,006
	682	$47.66	457

(a)	Represents the balances before commissions and fees at the end of each month.

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

During the nine months ended September 30, 2020, our insurance subsidiaries paid dividends of $15,500,000 to HCI.

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

10.9

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) (Arch), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

EXHIBIT
NUMBER	DESCRIPTION

10.10

Reinstatement Premium Protection Reinsurance Contract (Chubb), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.11

Property Catastrophe First Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.12

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.13

Reinstatement Premium Protection Reinsurance Contract (For Working Layer Cat), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.14

Property Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.15

Property Catastrophe First Excess of Loss Reinsurance Contract (Endurance), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.16

Reinstatement Premium Protection Reinsurance Contract (Fidelis), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.17

Property Catastrophe First Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

EXHIBIT
NUMBER	DESCRIPTION

10.18

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) (Hiscox), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.19

Reinstatement Premium Protection Reinsurance Contract (For Cat Excess) (Hiscox), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.20

Reinstatement Premium Protection Reinsurance Contract (For Working Layer Cat) (Hiscox), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.21

Reinstatement Premium Protection Reinsurance Contract (Horseshoe), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.22

Property Catastrophe Excess of Loss Reinsurance Contract (Munich), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.23

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.24

Reinstatement Premium Protection Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.25

Top Layer Property Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

EXHIBIT
NUMBER	DESCRIPTION

10.26

Reinstatement Premium Protection Reinsurance Contract (Transatlantic), effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.27

Endorsement No. 1 to the Flood Catastrophe Excess of Loss Reinsurance Contract, effective: July 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by National Liability and Fire Insurance Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.28

Working Layer Catastrophe Excess of Loss Reinsurance Contract, effective: June 1, 2020, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.29

Reimbursement Contract effective June 1, 2020 between Homeowners Choice Property & Casualty Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

10.30

Reimbursement Contract effective June 1, 2020 between TypTap Insurance Company and the State Board of Administration which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 7, 2020.

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

EXHIBIT
NUMBER	DESCRIPTION

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.89**	Employment Agreement between Paresh Patel and HCI Group, Inc. dated December 30, 2016. Incorporated by reference to the exhibit numbered 99.1 to our Form 8-K filed December 30, 2016.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 11, 2017.

10.100**

Restricted Stock Award Contract between Mark Harmsworth and HCI Group, Inc. dated December 5, 2016.  Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 3, 2017.

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 22, 2019.

10.105**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 23, 2020.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL documents.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Company.

HCI GROUP, INC.

November 6, 2020	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 6, 2020	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.