Form 10-K
period 2020-12-31
HCI Group, Inc.
filed 2021-03-12
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020, computed by reference to the price at which the common stock was last sold on June 30, 2020, was $286,741,595.

The number of shares outstanding of the registrant’s common stock, no par value, on February 26, 2021 was 8,623,922.

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

Insurance Operations

Property and Casualty Insurance

We sell our property and casualty insurance products through two insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). HCPCI was incorporated and began operations in 2007. TypTap was incorporated and began operations in 2016. We provide various forms of residential insurance products such as homeowners insurance, flood insurance and wind-only insurance to homeowners, condominium owners and tenants for properties primarily located in Florida. HCPCI’s and TypTap’s operations are supported by HCI and its wholly-owned subsidiaries. Such operational support services consist of general administration, marketing, underwriting, accounting, policy administration, claim adjusting, and information technology. In particular, we leverage our internally developed software technologies to drive efficiency in claim process and claims settlement, identify underwriting profitability, and improve satisfaction of our policyholders and agents within our insurance business.

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

As an established carrier, HCPCI has stood ready to accept the transfer or assumption of policies from insurance companies in Florida or any states in which it operates and will continue to do so in the future. In 2011, we accepted approximately 70,000 homeowners’ insurance policies representing $106 million in written premium from a carrier placed into receivership, and in April 2020 accepted the transfer of approximately 43,000 homeowners’ insurance policies representing approximately $69 million of annualized premium from a ratings-downgraded carrier that no longer conducted insurance business.

HCPCI will focus on optimizing its existing book of business and take advantage of opportunities as they arise. It is also approved to write residential property and casualty insurance in various states outside of Florida. Most recently, we assumed personal lines insurance business in four northeast states representing approximately $125 million in annual written premium from a well-established carrier. Written premium generated in states other than Florida during 2020 totaled approximately $204,000.

In contrast, TypTap has grown its portfolio of policies organically. In its first year of operation in 2016, gross written premium was $2.5 million and by 2020 it has grown to $104.9 million. In October 2020, TypTap began applying for approval to offer homeowners coverage in 23 states outside of Florida. Since then, TypTap has received approvals from ten states. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently.

The nature of our business is to cover losses that may arise from, among other things, hurricanes and other catastrophic events such as tornadoes, floods and winter storms. The occurrence of any such catastrophes could have a significant adverse effect on our business, results of operations, and financial condition. To mitigate the risk associated with catastrophic events, we purchase reinsurance from other large insurance companies. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida and other states in which we may operate. For example, insurance regulators must approve our policy forms and premium rates as well as monitor our compliance with financial and regulatory requirements. See Item 1A, “Risk Factors,” below.

Business Strategy

We operate in highly competitive markets where we face competition from national, regional and residual market insurance companies and, in the case of flood insurance, a program backed by the U.S. government. We may also face competition from new entrants in our markets, and such entrants may create pricing pressure that could lead to overall premium reductions.

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

•

Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents. For instance, we use our internally developed application, Exzeo®, to increase the efficiency of our claims processing and settlement. In addition, our online platform for quoting and binding residential flood policies streamlines the underwriting and policy production processes.

•

Geographical expansion – We continue to seek opportunities to expand our business within the state of Florida and into other states to increase overall geographic diversification. HCPCI and TypTap currently have regulatory approvals to underwrite residential property and casualty insurance in various states.

Seasonality of Our Business

Our insurance business is seasonal. Hurricanes and tropical storms affecting Florida, our primary market, typically occur during the period from June 1st through November 30th of each year. Winter storms in the northeast usually occur during the period between December 1st and March 31st of each year. In addition, our reinsurance contracts are generally effective June 1 of each year, and any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will be reflected in our financial results beginning June 1st of each year.

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

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies in any state in which they are licensed to transact business and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined a minimum of once every five years. However, the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”) has the authority to conduct an examination whenever it is deemed appropriate. HCPCI’s latest financial examination by the FLOIR related to the year ended December 31, 2015. As for TypTap, its latest limited scope examination was for the year ended December 31, 2018.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2020, 2019 and 2018, see Note 15 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represents estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE as of December 31 for the years 2010 through 2020 (amounts in thousands):

Schedule of Loss Development

	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Original net liability for losses and LAE (a)	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$97,818	$94,826	$98,174	$141,065
Re-estimated net losses and LAE (b) as of:
1 year later	26,776	27,309	38,712	47,344	57,807	72,229	89,199	110,286	105,385	99,974
2 years later	26,003	28,536	40,015	50,280	65,367	78,511	104,097	116,406	108,015
3 years later	27,226	28,499	42,976	54,696	66,211	89,017	110,329	119,536
4 years later	26,544	29,038	45,279	52,404	71,495	92,987	112,109
5 years later	26,871	30,788	43,403	55,656	74,675	95,517
6 years later	27,732	29,505	44,496	56,466	76,791
7 years later	26,838	29,844	45,026	58,091
8 years later	27,064	30,124	46,151
9 years later	27,224	30,848
10 years later	27,949
Cumulative net redundancy (deficiency) (c)	(5,803)	(3,424)	(4,983)	(14,405)	(27,883)	(43,827)	(41,617)	(21,718)	(13,189)	(1,800)
Cumulative amount of net liability paid as of:
1 year later	16,833	15,652	22,365	26,595	33,347	41,053	50,533	57,621	55,711	45,373
2 years later	20,708	21,707	31,824	38,695	49,122	61,947	80,279	87,390	77,462
3 years later	23,732	25,350	37,041	45,655	58,141	77,876	98,216	100,709
4 years later	25,063	26,772	40,152	49,924	66,558	87,080	105,057
5 years later	25,681	28,052	42,303	53,678	71,741	91,779
6 years later	26,238	28,967	43,789	55,279	74,215
7 years later	26,478	29,297	44,461	56,196
8 years later	26,628	29,826	44,813
9 years later	27,155	29,950
10 years later	27,179
Gross premiums earned	$119,757	$143,606	$233,607	$337,113	$365,488	$423,120	$378,678	$358,253	$343,065	$342,079	$415,918
Gross liability for unpaid losses and LAE	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$198,578	$207,586	$214,697	$212,169
Ceded liability for unpaid losses and LAE	—	—	—	—	—	—	—	(100,760)	(112,760)	(116,523)	(71,104)

Net liability for unpaid losses and LAE	$22,146	$27,424	$41,168	$43,686	$48,908	$51,690	$70,492	$97,818	$94,826	$98,174	$141,065

(a)	Represents management’s original net estimated liability for (i) unpaid claims, (ii) IBNR, and (iii) loss adjustment expenses.
(b)	Represents the re-estimated net liabilities in later years for unpaid claims, IBNR and loss adjustment expenses for each of the respective years.
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

For the years ended December 31, 2020, 2019 and 2018, revenues from insurance operations before intracompany elimination represented 88.4%, 95.0% and 95.0%, respectively, of total revenues of all operating segments. At December 31, 2020, 2019 and 2018, insurance operations’ total assets represented 84.2%, 85.5% and 85.9%, respectively, of the combined assets of all operating segments. See Note 16 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Operations

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations.

Properties Used in Operations

Our real estate used in operations consists of an office building purchased in April 2020 with gross area of 67,289 square feet in Tampa, Florida, and our secondary insurance operations site with gross area of approximately 16,000 square feet in Ocala, Florida. This newly purchased building will be used as our secondary site in the Tampa Bay area. In July 2020, we sold our headquarters location on West Cypress Street to the Florida Department of Transportation (“FDOT”) through eminent domain proceedings as described in Note 9 -- “Property and Equipment, Net” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K. After the sale, we continue to occupy the premises under operating leases and manage the property for the FDOT temporarily. The Ocala location, in addition to day-to-day operational use, serves as our alternative site in the event we experience any significant disruption at our Tampa offices.

Investment Properties

Our portfolio of investment properties includes two waterfront properties consisting of a total of 17 acres and a five-acre submerged land lease. One waterfront property contains a building structure that we used to operate a full-service restaurant until October 2020 and a marina while the other houses retail space and a marina with high and dry storage. We acquired the restaurant and marina operations in connection with our purchase of the waterfront properties and we continue to operate two marinas to enhance the property values. The table below sets forth information concerning our investment properties.

	Year	Net Rentable
Description/Location	Acquired	Space (SF)	Anchor Tenant
Waterfront property Tierra Verde, Florida	2011	22,761	Tierra Verde Marina (a)
Waterfront property Treasure Island, Florida	2012	12,790	Crabby Bill’s restaurant
Retail shopping center Sorrento, Florida	2016	61,400	Publix supermarket
Retail shopping center Melbourne, Florida	2016	49,995	Fresh Market supermarket
Office building Tampa, Florida	2017	68,867	Bank of America
Retail shopping center Riverview, Florida	2018	8,400	Thorntons, LLC
Retail shopping center Clearwater, Florida (under redevelopment)	2018	56,000 (b)	ALDI supermarket
Vacant land Tampa, Florida	2018	(c)	(c)

(a)	Affiliate.
(b)	Net rentable space is approximated.
(c)	Not applicable.

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

ClaimColony®

ClaimColony (formerly known as Exzeo) is an end-to-end claims management platform used by insurance companies, third-party administrators, independent adjusters and insurance litigation services. Its unique capabilities include customizable workflows, real-time reporting, vendor management, and the ability to efficiently handle high claim volume. ClaimColony supports the entire claim lifecycle and also provides accounting and bookkeeping support as well as rich integration capabilities with policy administration systems such as SAMS and Harmony.

AtlasViewerTM

AtlasViewer is a mapping and data visualization platform. AtlasViewer allows users to map location-based data from multiple sources for a customized view of their data. The unique multilayered analysis improves decision making by providing unique insights into the data. Users can also securely share their maps and data with others, making the information instantly available to all invited users.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2020, 2019 and 2018:

(Amounts in millions except per share amounts)	2020	2019	2018
For the year ended December 31:
Net premium earned	$262.5	$216.3	$213.4
Total revenue	$310.4	$242.5	$231.3
Losses and loss adjustment expenses	$160.0	$107.5	$109.3
Income before income taxes	$36.9	$36.1	$26.9
Net income	$27.6	$26.6	$17.7
Earnings per share:
Basic	$3.55	$3.32	$2.34
Diluted	$3.49	$3.31	$2.34
Dividends per share	$1.600	$1.600	$1.475
Net cash provided by operating activities	$77.3	$54.0	$28.6
Cash dividends paid on common stock*	$12.4	$12.7	$10.4
At December 31:
Total investments	$225.7	$341.5	$387.8
Cash and cash equivalents	$431.3	$229.2	$239.5
Total assets	$941.3	$802.6	$832.9
Total stockholders’ equity	$201.1	$185.5	$181.4
Common shares outstanding (in millions)	7.8	7.8	8.4

*Net of cash dividends received under share repurchase forward contract.

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

To defend our computer systems from cyber-attacks, we utilize tools such as firewalls, anti-malware software, multifactor authentication, e-mail security services, virtual private networks, third-party security experts, and timely applied software patches, among others. We engage third-party consultants to conduct penetration tests to identify potential security vulnerabilities. Although we believe our defenses against cyber-intrusions are sufficient, we continually monitor our computer networks for new types of threats.

Work Environment

We adhere to a harassment prevention policy which details how to report and respond to harassment issues and prohibits any form of retaliation. This includes mandatory harassment prevention training for all employees.

We are committed to paying a living wage to all of our full-time employees. We offer competitive benefits to our employees including options for health coverage and short-term and long-term disability insurance at no cost to the employee. We also award restricted stock to employees to align their interests with stockholder interests.

Additionally, our Bravo program allows employees to earn paid time off as well as cash bonuses for engaging in charitable causes, continued education and professional development activities.

Diversity

We value a diverse and inclusive work environment. Our workforce comprises men and women of many races, religions, and national origins, and we forbid any form of discrimination based upon these factors.

Our Board is highly diverse in terms of gender, ethnicity, culture, education and business backgrounds, and our U.S.-based workforce is 58% female and approximately 34% non-white.

Employees

As of February 20, 2021, we employed a total of 436 full-time individuals. In addition, we employed 15 employees through a professional employer organization.

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

Business and operational risks

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

Any catastrophic event, a destructive weather pattern, a general economic trend, regulatory developments or other conditions specifically affecting the state of Florida could have a disproportionately adverse impact on our business, financial condition, and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in the state of Florida subjects it to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms, and tornadoes. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in the state of Florida could also make it less attractive for us to do business in Florida and would have a more pronounced effect on our business than it would on other insurance companies that are more geographically diversified. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in the state of Florida could have an adverse effect on our business, financial condition, and/or results of operations.

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

We conduct our business primarily from offices located in Tampa, Florida where tropical storms could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business although we believe we have sufficient redundancies to replace our facilities if functionality is impaired. We contract with a third-party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. We additionally use industry leading Internet cloud infrastructure providers to host some of our data processing systems. These cloud providers ensure redundancy across geographic regions with additional daily system backups. Access to these databases and hosted environments is strictly controlled and limited to authorized personnel. In the event of a disaster causing a complete loss of functionality at our Tampa locations, we plan to temporarily use our secondary office in Ocala, Florida to continue our operations.

Increased competition, competitive pressures, industry developments, and market conditions could affect the growth of our business and adversely impact our financial results.

The property and casualty insurance industry is cyclical and highly competitive. We compete not only with other stock companies but also with mutual companies, the U.S. government, other underwriting organizations and alternative risk-sharing mechanisms. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field, and new entrants to the market. Many of these competitors have greater financial resources, larger agency networks and greater name recognition than our company. Additionally, our competitors may merge or acquire one another and further increase their combined financial resources and agency networks. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverage offered, availability of coverage desired by customers, commission structure, and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

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

There are inherent limitations and risks related to our projections and our estimates of claims and loss reserves. If our actual losses exceed our loss reserves, our financial results, our ability to expand our business, and our ability to compete in the property and casualty insurance industry may be negatively affected. In addition, industry developments could further increase competition in our industry. These developments could include—

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

The success of TypTap’s organic growth so far has been driven by selling our policies through independent agents. An inability to sell our products through independent agents would negatively affect our revenues.

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

The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks, including risks associated with flood insurance and other new product offerings. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and thus, price our products accurately, is subject to several risks and uncertainties, some of which are outside of our control, including—

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

Financial risks

HCI Group, Inc. depends on the ability of its subsidiaries to generate and transfer funds to meet its debt obligations.

HCI Group, Inc. does not have significant revenue-generating operations of its own. Our ability to make scheduled payments on our debt obligations depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries, some of which are subject to regulatory restrictions on the payment of distributions, are insufficient to meet our debt obligations, we may be required to raise funds through the issuance of additional debt or equity securities, reduce or suspend dividend payments, or sell assets.

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

Investment risks

There may be limited markets for and restrictions on certain holdings in our investment portfolio.

Certain holdings in our investment portfolio include limited partnership interests and commercial real estate. We may increase our holdings in these types of investments as we pursue further diversification. These investments may be illiquid in the near term as they are privately placed and are subject to certain restrictions or conditions that may limit our ability to immediately dispose of the investments. If it becomes necessary to sell any of these investments at a time when the fair market value is below our carrying value, we may incur significant losses which could have a material adverse effect on our net income and financial position.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our available cash.

A portion of our income is, and likely will continue to be, generated by the investment of our available cash. The amount of income so generated is a function of our investment policy, available investment opportunities, and the amount of available cash invested. Fluctuating interest rates and other economic factors make it difficult to estimate accurately the amount of investment income that will be realized. In fact, we have realized and may in the future realize losses on sales of our investments as well as credit losses on our investment holdings. Any unfavorable change to the fair value of our equity securities will also impact our financial results.

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

Our ongoing investments in real estate and information technology businesses have inherent risks and could burden our financial and human resources.

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

Legal and regulatory risks

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

In certain states including Florida, insurance companies are subject to assessments levied by the states where they conduct their business. While we can recover these assessments from Florida policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our consolidated financial statements and may cause a material, adverse effect on our cash flows and results of operations in a particular reporting period.

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

Our real estate operations own various properties including marina facilities, and commercial buildings. As a result, we are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including remediation costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws relating to our real estate operations.

Security and fraud risks

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

As part of our normal operations, we collect, process and retain certain sensitive and confidential information. We are subject to various federal and state privacy laws and rules regarding the use and disclosure of certain sensitive or confidential information. Despite the security measures we have implemented to help ensure data security and compliance with applicable laws and rules, which include firewalls, regular penetration testing and other measures, our facilities and systems, and those of our third-party service providers and vendors, may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, theft of data, misplaced or lost data, programming and human errors, physical break-ins, or other disruptions. In addition, we cannot ensure that we will be able to identify, prevent or contain the effects of possible cyber-attacks or other cybersecurity risks in the future that may bypass our security measures or disrupt our information technology systems or business.

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

General risks

Our operations could be materially and adversely affected by measures implemented by federal, state and local governments to cope with public health issues such as the outbreak of COVID-19, resulting in a material impact to our financial position and results of operations.

On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 a pandemic. COVID-19 is a respiratory illness caused by a virus that can spread from person to person. To contain the spread of COVID-19 during the first half of 2020, measures were undertaken in the United States of America and elsewhere around the world. These measures included, but were not limited to, domestic and international travel restrictions, temporary closure of nonessential businesses, cessation of public activity, and work-from-home orders, which had led to significantly reduced economic activity. To prevent the U.S. economy from further deterioration, several state and local governments have relaxed or lifted some of these measures even though infection rates remain above five percent, the level at which the WHO recommends rates fall below for at least 14 days before reopening. In Florida where we are located, a statewide stay-at-home order was issued and later lifted in May 2020. In response to the pandemic, we temporarily closed our offices in Florida and India and asked employees to work from home. Since then, some employees who have gone through our health safety training are allowed to alternate their work location between home and office. As a provider of homeowners insurance, we continually prepare for disasters and catastrophic events, including events that could disrupt business continuity. As a result, we were able to quickly adjust our technologies and infrastructure to support a remote workforce and maintain business continuity.

In response to the pandemic, Congress had passed three stimulus bills intended to provide fast and direct economic assistance for American workers and families, small businesses, and to preserve jobs in American industries. In addition, the authorization for use and dissemination of COVID-19 vaccines in the U.S. has brought optimism to the business community for the economic outlook for 2021, contributing to a rebound in the financial markets. However, it is still uncertain when the U.S. economy will return to pre-COVID-19 levels.

Our insurance subsidiaries have not experienced and, at present, do not foresee a direct material impact from the outbreak of COVID-19 in terms of increased claims and losses. However, the resulting economic uncertainty adversely affected the results of our investment portfolios during the first half of 2020. Most of these investment portfolios have recovered. We generally hold or invest premiums collected from policyholders in the financial markets in order to earn income before claims need to be paid.

In addition, our insurance subsidiaries may experience difficulties collecting premiums from some policyholders. Policyholders with financial difficulties may decide not to renew insurance policies with us. At present, there is no material impact from uncollectibility of premium. Reinsurance companies with which we have contracted may also face liquidity issues and may not timely settle reinsurance balances that become due. Reinsurance costs have increased as reinsurers pay COVID-19 related claims worldwide and face the possibility of increases in the cost of capital needed to fund their operations.

Furthermore, due to the impact of the COVID-19 outbreak on retail business activities, rent payments due from our lessees may be delayed or not received. Some lessees, with the exception of all anchor tenants, have sought rent concessions in order to stay in business. In the near term, we determined there is no impairment to our real estate investments or intangible assets as the real estate market is inherently slower moving than equity and debt security markets.

It is difficult to predict when the overall economy will no longer need the intervention and support of the government. As of the date of issuance of this report, the extent to which the COVID-19 pandemic may materially affect our financial condition, liquidity, or results of operations in the long-term future remains uncertain and unquantifiable.

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

We write insurance policies that cover homeowners, condominium owners, and tenants for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have written, arising out of catastrophes that may have a significant effect on our business, results of operations, and financial condition. A significant catastrophe could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires, winter storms and man-made events. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Florida and the northeast region, which are subject to adverse weather conditions such as hurricanes, tropical storms and winter storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material, adverse impact on our results of operations and financial condition.

ITEM 1B – Unresolved Staff Comments

Not applicable.

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of a two-story building with gross area of approximately 67,300 square feet and will be used as the second corporate office building in Tampa, Florida.

Ocala, Florida. The real estate consists of 1.6 acres of land and an office building with gross area of approximately 16,000 square feet. The facility is 100% designated for our insurance operations and will be used as an alternative location in the event a catastrophic event impacts our operations in Tampa, Florida.

Investment Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility is currently owned and operated by us. The company-operating restaurant was closed in October 2020 and the facility has been leased to an unrelated party that operates several restaurants in the area.

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 23,000 square feet. This marina facility is owned and operated by us. Approximately 5% of the available retail space is occupied by us, 49% of the retail space is leased to non-affiliates, and the remaining space is available for lease.

Riverview, Florida. The real estate consists of 2.57 acres of land, 1.27 acres of which is leased to Thorntons, LLC, a gas station and convenience store chain. Our retail structure with 8,400 square feet of net rentable space is situated on the remaining land. 100% of the rentable space is leased to non-affiliates.

Sorrento, Florida. The real estate includes 5.42 acres of outparcel land intended for ground lease or resale and a retail shopping center with 61,400 square feet of net rentable area. Approximately 74% of the rentable space is currently leased to Publix supermarket. Approximately 96% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Melbourne, Florida. The real estate includes 2.26 acres of outparcel land intended for ground lease, resale or future development and a retail shopping center with 49,995 square feet of rentable area. Approximately 42% of the rentable space is currently leased to Fresh Market supermarket. 100% of the rentable space is leased to non-affiliates.

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

Leased Property

Tampa, Florida. We lease 122,000 square feet of office space and a four-level parking garage to serve as our headquarters and several subsidiaries’ offices.

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease commenced in 2013 and has an initial term of nine years.

Miami Lakes, Florida. We lease approximately 5,600 square feet of office space for our claims related administration. The lease has an initial term of approximately three years.

Expense under all facility leases was $1,259,000, $456,000 and $407,000 during the years ended December 31, 2020, 2019 and 2018, respectively. Expense for 2019 reflects lease expense under a new lease accounting standard adopted on January 1, 2019.

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

PART II

ITEM 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Markets for Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “HCI.” The following table represents the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	Common Stock
	Price
	High	Low
Calendar Quarter—2020
First Quarter	$48.24	$31.61
Second Quarter	$49.98	$37.73
Third Quarter	$62.93	$42.97
Fourth Quarter	$55.00	$46.30

Calendar Quarter—2019
First Quarter	$51.93	$36.72
Second Quarter	$43.94	$39.33
Third Quarter	$43.74	$37.04
Fourth Quarter	$48.15	$40.01

Holders

As of February 26, 2021, the market price for our common stock was $57.87 and there were 275 holders of record of our common stock.

Dividends

The declaration and payment of dividends is at the discretion of our board of directors. Our ability to pay dividends depends on many factors, including the Company’s operating results, financial condition, capital requirements, the availability of cash from our subsidiaries and legal and regulatory constraints and requirements on the payment of dividends and other factors such as our board of directors deems relevant. The following table represents the frequency and amount of all cash dividends declared on our common stock for the two most recent fiscal years:

Declaration	Payment	Date of	Per Share
Date	Date	Record	Amount
10/16/2020	12/18/2020	11/20/2020	$0.40
7/2/2020	9/18/2020	8/21/2020	$0.40
4/13/2020	6/19/2020	5/15/2020	$0.40
1/21/2020	3/20/2020	2/21/2020	$0.40
10/17/2019	12/20/2019	11/15/2019	$0.40
7/2/2019	9/20/2019	8/16/2019	$0.40
4/8/2019	6/21/2019	5/17/2019	$0.40
1/14/2019	3/15/2019	2/15/2019	$0.40

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2020. We currently have no equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	440,000	$45.25	1,477,976

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2015 and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below summarizes the number of shares of common stock repurchased during the three months ended December 31, 2020 under the repurchase plan approved by our Board of Directors in March 2020 and also the number of shares of common stock surrendered by employees to satisfy minimum federal income tax liabilities associated with the vesting of restricted shares in December 2020 (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
October 31, 2020	—	$—	—	$16,006
November 30, 2020	—	$—	—	$16,006
December 31, 2020	3,935	$52.87	—	$16,006
	3,935	$52.87	—

See Note 20 -- “Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

ITEM 6 – Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data at December 31, 2020 and 2019 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated balance sheet data at December 31, 2018 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2020	2019	2018
	(Dollar amounts in thousands, except per share amounts)
Revenue
Gross premiums earned	$415,918	$342,079	$343,065
Premiums ceded	(153,458)	(125,765)	(129,643)
Net premiums earned	262,460	216,314	213,422
Net investment income	4,564	13,642	16,581
Net realized investment gains (losses)	1,000	(254)	6,183
Net unrealized investment gains (losses)	679	7,950	(10,202)
Net other-than-temporary impairment losses	—	(289)	(80)
Credit losses on investments	(611)	—	—
Policy fee income	3,522	3,229	3,389
Gain on involuntary conversion	36,969	—	—
Other income	1,854	1,882	1,999
Total revenue	310,437	242,474	231,292
Expenses
Losses and loss adjustment expenses	160,036	107,514	109,328
Policy acquisition and other underwriting expenses	53,859	42,497	38,943
General and administrative personnel expenses	33,829	31,112	25,908
Interest expense	11,734	13,055	18,096
Loss on repurchases of convertible senior notes	150	—	—
Loss on extinguishment of debt	98	—	—
Other operating expenses	13,803	12,203	12,115
Total expenses	273,509	206,381	204,390
Income before income taxes	36,928	36,093	26,902
Income tax expense	9,348	9,517	9,177
Net income	$27,580	$26,576	$17,725

	As of or for the Years Ended December 31,
	2020	2019	2018
	(Dollar amounts in thousands, except per share amounts)
Per Share Data:
Basic earnings per share	$3.55	$3.32	$2.34

Diluted earnings per share	$3.49	$3.31	$2.34

Dividends per share	$1.600	$1.600	$1.475

Ratios to Net Premium Earned:
Loss Ratio	60.98%	49.70%	51.23%
Expense Ratio	43.23%	45.70%	44.54%
Combined Ratio	104.21%	95.40%	95.77%

Ratios to Gross Premiums Earned:
Loss Ratio	38.48%	31.43%	31.87%
Expense Ratio	27.28%	28.90%	27.71%
Combined Ratio	65.76%	60.33%	59.58%

Consolidated Balance Sheet Data:
Total investments	$225,720	$341,486	$387,783
Total cash and cash equivalents	$431,341	$229,218	$239,458
Total assets	$941,313	$802,609	$832,863
Long-term debt	$156,511	$163,695	$250,150
Total stockholders’ equity	$201,136	$185,543	$181,441

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements as defined under federal securities laws. Such statements, including statements about our plans, objectives, expectations, assumptions or future events, involve risks and uncertainties. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; changes in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; the impact of the novel coronavirus (“COVID-19”) pandemic; and other risks and uncertainties and other factors listed under Item 1A -- “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

OVERVIEW

General

HCI Group, Inc. is a Florida-based company which through its subsidiaries is engaged in a variety of business activities, including property and casualty insurance, reinsurance, real estate and information technology. Its principal business is property and casualty insurance.

We began insurance operations by participating in a “take-out program” which is a legislatively mandated program designed to encourage private companies to assume policies from Citizens, a Florida state-sponsored insurance carrier. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We may, however, selectively pursue additional assumption transactions with Citizens.

Our general operating and growth strategies are to continually optimize our existing book of insurance business, organically expand our insurance business, manage our costs and expenses, diversify our business operations, develop and deploy new technologies to streamline operational processes, and maintain a strong balance sheet so we can quickly pursue accretive opportunities when they arise.

Recent Developments

On January 15, 2021, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are to be paid March 19, 2021 to stockholders of record on February 19, 2021.

On January 18, 2021, we entered into an agreement with United Insurance Holdings Corporation (“United”) for United’s primary insurance subsidiary, United Property & Casualty Insurance Company, to cede to us a portion of its personal lines insurance business in the states of Connecticut, New Jersey, Massachusetts and Rhode Island. Under the reinsurance agreement, we will provide 69.5% quota share reinsurance on all of United’s in-force, new and renewal policies in those states from December 31, 2020 through May 31, 2021. In exchange, we paid United an allowance of $4,400,000 towards already purchased catastrophe reinsurance and a provisional ceding commission of 25% of premium. That percentage could increase up to 31.5% depending on the direct loss ratio results from the reinsured business. Annual premiums from the assumed business approximate $125,000,000. We also entered into a renewal rights agreement with United in connection with the assumed business. Under the renewal rights agreement, we have the right to renew and/or replace United’s insurance policies at the end of their respective policy periods in the four states. Our ability to replace policies begins June 1, 2021 or at a later date as mutually agreed upon by both parties. The agreement also contains a non-compete clause that does not permit United to engage in marketing, selling, writing, renewing, or servicing any insurance contract in these states until July 1, 2024. In return, United received 100,000 shares of our common stock and a 6% commission on the aggregate replacement premium in excess of $80,000,000. The total commission will not exceed $3,100,000.

On February 26, 2021, TypTap Insurance Group, Inc. (“TTIG”), our wholly-owned subsidiary, completed an investment transaction with a fund associated with Centerbridge Partners, L.P. Under the agreement, TTIG issued 9,000,000 voting shares of its Series A-1 Preferred Stock and 1,000,000 non-voting shares of its Series A-2 Preferred Stock (together “Series A Preferred Stock”), $0.001 par value, at a price of $10 per share for total proceeds of $100,000,000 (which is based on TTIG’s pre-transaction valuation of $850,000,000). Cumulative dividends are payable semi-annually in cash or paid-in-kind at TTIG’s option. Cash dividend rates are $0.50 per share in Year 1, $0.60 per share in Year 2, $0.75 per share in Year 3, and $0.95 in Year 4 and thereafter. The rates for paid-in-kind are $0.60 per share in Year 1 and $0.70 per share in Year 2. The holders of the Series A Preferred Stock have the right to convert the stock at any time into shares of common stock with an initial conversion rate of 1 to 1. The conversion rate will be adjusted under certain conditions. Unless converted earlier, all shares of Series A Preferred Stock will be automatically converted into shares of TTIG’s common stock at the then-applicable conversion rate upon 1) a public offering of TTIG’s common stock with gross proceeds of not less than $250,000,000 with a price per share at least equal to 150% of the original purchase price of the shares, or 2) at the election of holders of a majority of the Series A Preferred Stock, whichever comes first. The holders of Series A Preferred Stock also have redemption rights and liquidation preference.

In connection with the transaction, the lead investor was granted warrants to purchase 750,000 shares of HCI with an exercise price of $54.40 per share. The warrants will be immediately exercisable and will expire on the fourth anniversary of the date of issuance.

On March 2, 2021, Gulf to Bay LM, LLC (“GTB”), our wholly-owned real estate subsidiary, received from The Kroger Co. approximately $3,100,000 in settlement of the lawsuit filed by GTB in April 2020 to enforce a guaranty of a commercial lease executed between GTB and Lucky’s Market Operating Company, LLC, which is currently in bankruptcy proceedings. After the settlement, GTB has assigned the lease to a new lessee.

On March 8, 2021, we repaid the outstanding balance of $23,750,000 on our revolving credit facility. The borrowing capacity of the facility is now $65,000,000.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2020 with the Year Ended December 31, 2019

Our results of operations for the year ended December 31, 2020 reflect net income of $27,580,000, or $3.49 diluted earnings per share, compared with a net income of $26,576,000, or $3.31 diluted earnings per share, for the year ended December 31, 2019. The year-over-year increase was primarily attributable to a gain on involuntary conversion of $36,969,000 and an net increase in net premiums earned of $46,146,000, offset by an increase in losses and loss adjustment expenses of $52,522,000, a net decrease in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses) of $15,095,000, an increase in policy acquisition and other underwriting expenses of $11,362,000 and a $2,717,000 increase in payroll costs and other personnel expenses.

Revenue

Gross Premiums Earned for the years ended December 31, 2020 and 2019 were approximately $415,918,000 and $342,079,000, respectively. The increase in 2020 was primarily attributable to the policies transitioned from Anchor Property and Casualty Insurance Company (“Anchor”) and increased policies in force from the growth in TypTap’s business, offset by a normal decrease due to policy attrition. Gross premiums earned related to the Anchor policies and the growth in TypTap’s business during 2020 were approximately $27,765,000 and $47,900,000, respectively.

Premiums Ceded for the years ended December 31, 2020 and 2019 were approximately $153,458,000 and $125,765,000, respectively, representing 36.9% and 36.8%, respectively, of gross premiums earned. Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses defined in a quota share arrangement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. The $27,693,000 increase was primarily attributable to increased reinsurance costs effective June 1, 2020 and a higher level of reinsurance coverage, offset by a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the years ended December 31, 2020 and 2019 totaled approximately $350,696,000 and $239,190,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2020 resulted primarily from an increase in gross premiums written from the growth of TypTap business of approximately $44,600,000, the transition of policies from Anchor of approximately $30,600,000, and the assumed business from United of approximately $44,600,000. HCPCI’s and TypTap’s gross premiums written were approximately $399,299,000 and $104,855,000, respectively, for 2020 compared with approximately $304,683,000 and $60,272,000, respectively, for 2019. We had approximately 154,000 policies in force at December 31, 2020 versus approximately 131,000 policies in force at December 31, 2019.

Net Premiums Earned for the years ended December 31, 2020 and 2019 were approximately $262,460,000 and $216,314,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Years Ended December 31,
	2020	2019
Net Premiums Written	$350,696	$239,190
Increase in Unearned Premiums	(88,236)	(22,876)
Net Premiums Earned	$262,460	$216,314

Net Investment Income for the years ended December 31, 2020 and 2019 was approximately $4,564,000 and $13,642,000, respectively. The year-over-year decrease was primarily attributable to a decrease in income from limited partnership investments of approximately $2,771,000 and lower interest income from fixed-maturity securities and cash balances by approximately $5,533,000. See Note 5 -- “Investments” under Net Investment Income to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Realized Investment Gains for the year ended December 31, 2020 were approximately $1,000,000 versus net realized investment losses of approximately $254,000 for the year ended December 31, 2019. The gains in 2020 resulted primarily from sales of fixed-maturity securities.

Net Unrealized Investment Gains for the years ended December 31, 2020 and 2019 were approximately $679,000 and $7,950,000, respectively. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. In addition to an overall improvement in the equity market, we sold securities with unrealized gain position during the first quarter of 2020. In contrast, securities with unrealized loss position were sold during 2019.

Gain on Involuntary Conversion for the year ended December 31, 2020 was approximately $36,969,000. This one-time gain resulted from the transaction with the FDOT. See Note 9 -- “Property and Equipment, Net” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Expenses

Our Losses and Loss Adjustment Expenses amounted to approximately $160,036,000 and $107,514,000 for the years ended December 31, 2020 and 2019, respectively. The $52,522,000 increase was primarily attributable to $14,850,000 of losses from the addition of the Anchor policies, net losses after reinsurance recoverable for Hurricane Sally of $20,264,000 and $10,000,000 of losses specific to Tropical Storm Eta, offset by lower prior year development. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2020 and 2019 were approximately $53,859,000 and $42,497,000, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, and premium taxes. The increase was primarily attributable to higher agent commission rates, property inspection costs associated with the organic growth of TypTap business, and $1,411,000 of amortized transition costs related to Anchor policies.

General and Administrative Personnel Expenses for the years ended December 31, 2020 and 2019 were approximately $33,829,000 and $31,112,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expense, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of Hurricane Irma claims which are recoverable from reinsurers under reinsurance contracts. The year-over-year increase of $2,717,000 was primarily attributable to an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees, higher stock-based compensation expense, and lower capitalized and recoverable payroll costs, offset by a decrease in employee incentive bonus.

Interest Expense for the years ended December 31, 2020 and 2019 was approximately $11,734,000 and $13,055,000, respectively. The decrease primarily resulted from the repayment of our 3.875% convertible senior notes in March 2019.

Income Tax Expense for the year ended December 31, 2020 was approximately $9,348,000 for federal, state, and foreign income taxes compared with income tax expense of approximately $9,517,000 for the year ended December 31, 2019, resulting in an effective tax rate of 25.3% for 2020 and 26.4% for 2019.

Ratios:

The loss ratio applicable to the year ended December 31, 2020 (losses and loss adjustment expenses incurred related to net premiums earned) was 61.0% compared with 49.7% for the year ended December 31, 2019. The increase was primarily due to a change in the mix of business and losses related to Hurricane Sally and Tropical Storm Eta.

The expense ratio applicable to the year ended December 31, 2020 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 43.2% compared with 45.7% for the year ended December 31, 2019. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned, offset by the increases in policy acquisition expenses and general and administrative personnel expenses as described earlier.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2020 was 104.2% compared with 95.4% for the year ended December 31, 2019. The increase was primarily attributable to the increase in losses and loss adjustment expenses combined with the increases in reinsurance costs and policy acquisition and other underwriting expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2020 was 65.8% compared with 60.3% for the year ended December 31, 2019. The increase in 2020 was primarily attributable to the increase in losses and loss adjustment expenses.

Comparison of the Year Ended December 31, 2019 with the Year Ended December 31, 2018

Our results of operations for the year ended December 31, 2019 reflect net income of $26,576,000, or $3.31 diluted earnings per share, compared with a net income of $17,725,000, or $2.34 diluted earnings per share, for the year ended December 31, 2018. The year-over-year increase was primarily attributable to an increase in net premiums earned of $2,892,000, a net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses) of $8,776,000, and a $5,041,000 decrease in interest expense, offset by a $5,204,000 increase in payroll costs and other personnel expenses and an increase in policy acquisition and other underwriting expenses of $3,554,000.

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

Net Realized Investment Losses for the year ended December 31, 2019 were approximately $254,000 versus net unrealized investment gains of approximately $6,183,000 for the year ended December 31, 2018. The gains in 2018 resulted primarily from sales intended to rebalance our investment portfolio to mitigate the impact from the rising interest rate trend and to decrease our holdings in municipal bonds as they become less attractive in a low tax rate environment.

Net Unrealized Investment Gains for the year ended December 31, 2019 were approximately $7,950,000 versus net unrealized investment losses of approximately $10,202,000 for the year ended December 31, 2018. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. The increase in 2019 reflected an improvement in the fair value of equity securities compared with values prevalent during the general downturn in the securities markets in December 2018.

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

General and Administrative Personnel Expenses for the years ended December 31, 2019 and 2018 were approximately $31,112,000 and $25,908,000, respectively. The year-over-year increase of $5,204,000 was primarily attributable to an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees effective in late March 2019, higher stock-based compensation expense, and an increase in employee incentive bonus.

Interest Expense for the years ended December 31, 2019 and 2018 was approximately $13,055,000 and $18,096,000, respectively. The decrease resulted from the repayment of our 3.875% convertible senior notes in March 2019.

Income Tax Expense for the year ended December 31, 2019 was approximately $9,517,000 for federal, state, and foreign income taxes compared with income tax expense of approximately $9,177,000 for the year ended December 31, 2018, resulting in an effective tax rate of 26.4% for 2019 and 34.1% for 2018. The decrease was primarily attributable to the negative effect of the derecognition of deferred tax assets of approximately $1,825,000 and the nondeductible expense of approximately $1,887,000, both of which occurred in 2018 and related to restricted stock awards with market conditions that were not met. (see Restricted Stock Awards in Note 21 -- “Stock-Based Compensation” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K).

Ratios:

The loss ratio applicable to the year ended December 31, 2019 was 49.7% compared with 51.2% for the year ended December 31, 2018. The decrease was primarily due to the increase in net premiums earned combined with the decrease in losses and loss adjustment expenses.

The expense ratio applicable to the year ended December 31, 2019 was 45.7% compared with 44.6% for the year ended December 31, 2018. The increase in our expense ratio was primarily attributable to the increases in policy acquisition expenses and other general and administrative personnel expenses, offset by the increase in net premiums earned as described earlier.

The combined ratio to net premiums earned for the year ended December 31, 2019 was 95.4% compared with 95.8% for the year ended December 31, 2018. The decrease was primarily to the increase in net premiums earned as described earlier.

The combined ratio to gross premiums earned for the year ended December 31, 2019 was 60.3% compared with 59.6% for the year ended December 31, 2018. The increase in 2019 was primarily attributable to the net increase in total expenses.

Seasonality of Our Business

Our insurance business is seasonal. Hurricanes and tropical storms affecting Florida, our primary market, typically occur during the period from June 1st through November 30th of each year. Winter storms in the northeast usually occur during the period between December 1st and March 31st of each year. Also, with our reinsurance treaty year typically effective on June 1st of each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning on June 1st of each year.

LIQUIDITY AND CAPITAL RESOURCES

Throughout our history, our liquidity requirements have been met through issuances of our common and preferred stock, debt offerings and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by insurance operations from premiums written and investment income. We may consider raising additional capital through debt and/or equity offerings to support our growth and future investment opportunities.

Our insurance operations require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. Substantially all of our losses and loss adjustment expenses, excluding litigated claims, are fully settled and paid within approximately 100 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

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

Revolving Credit Facility, Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations for our indebtedness at December 31, 2020:

	Maturity Date	Payment Due Date
4.25% Convertible Senior Notes*	March 2037	March 1 and September 1
3.75% Callable Promissory Note	Through September 2036	1st day of each month
3.90% Promissory Note	Through April 2032	1st day of each month
4.55% Promissory Note	Through August 2036	1st day of each month
Finance leases	Through August 2023	Various
Revolving credit facility	Through December 2023	January 1, April 1, July 1, October 1

*	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the note on March 1, 2022, March 1, 2027 or March 1, 2032.

See Note 13 -- “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Under certain circumstances, we may be required to provide additional capital for one of the two funds with expired capital commitments. At December 31, 2020, there was an aggregate unfunded capital balance of $10,304,000. See Limited Partnership Investments under Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It helps offset the volatility of other high-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

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

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018 are summarized below.

Cash Flows for the Year Ended December 31, 2020

Net cash provided by operating activities for the year ended December 31, 2020 was approximately $77,311,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $56,860,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $143,215,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $128,745,000, the proceeds from calls, redemptions and maturities of fixed-maturity securities of $84,459,000, $44,000,000 of compensation received for the property relinquished through eminent domain proceeding, and the distributions of $2,086,000 received from limited partnership investments, offset by the purchases of fixed-maturity and equity securities of $103,174,000, the purchases of property and equipment of $6,437,000, additional investments in limited partnership interests of $4,241,000, and the purchases of real estate investments of $3,020,000. Net cash used in financing activities totaled $16,705,000, which was primarily due to the repayment of long-term debt of $17,048,000, $6,708,000 used in our share repurchases, $4,459,000 used to repurchase a portion of our 4.25% convertible senior notes, and $12,388,000 of net cash dividend payments, offset by $14,000,000 of net borrowings from our revolving credit facility and the proceeds from issuance of a 3.90% promissory note of $10,000,000.

Cash Flows for the Year Ended December 31, 2019

Net cash provided by operating activities for the year ended December 31, 2019 was approximately $54,047,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $105,676,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $50,459,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $45,616,000, the proceeds from calls, redemptions and maturities of fixed-maturity securities of $59,343,000, the proceeds from sales, redemptions and maturities of short-term and other investments of $67,398,000, and the distributions of $2,121,000 from limited partnership investments, offset by the purchases of fixed-maturity and equity securities of $107,299,000, the purchases of real estate investments of $11,481,000, the purchases of property and equipment of $2,887,000, the purchases of short-term and other investments of $1,178,000, and the investments in limited partnership interests of $1,174,000. Net cash used in financing activities totaled $114,724,000, which was primarily due to the repayment of long-term debt of $91,318,000, $20,054,000 used in our share repurchases, and $12,706,000 of net cash dividend payments, offset by $9,750,000 of borrowings from our revolving credit facility.

Cash Flows for the Year Ended December 31, 2018

Net cash provided by operating activities for the year ended December 31, 2018 was approximately $28,595,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $128,300,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $17,678,000 was primarily due to the purchases of fixed-maturity and equity securities of $165,424,000, the purchases of short-term and other investments of $201,538,000, the purchases of real estate investments of $7,472,000, and the investments in limited partnership interests of $7,182,000, offset by the proceeds from sales of fixed-maturity and equity securities of $148,248,000, the proceeds from calls, redemptions and maturities of fixed-maturity securities of $82,177,000, and the proceeds from sales, redemptions and maturities of short-term and other investments of $135,256,000. Net cash used in financing activities totaled $27,288,000, which was primarily due to $21,166,000 used in our share repurchases, $10,351,000 of net cash dividend payments and the repayment of long-term debt of $1,127,000, offset by the proceeds from the issuance of a 4.55% promissory note of $6,000,000.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At December 31, 2020, we had $122,852,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 23 -- “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments to develop amounts reflected and disclosed in our consolidated financial statements. Material estimates that are particularly susceptible to significant change in the near term are related to our losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. We base our estimates on various assumptions and actuarial data we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates.

We believe our accounting policies specific to losses and loss adjustment expenses, reinsurance recoverable, reinsurance with retrospective provisions, deferred income taxes, and stock-based compensation expense involve our most significant judgments and estimates material to our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses. We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (LAE). Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to us (“IBNR”). Reserves established by us represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss and LAE reserves represent management’s best estimate of our company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss and LAE reserves is complex and inherently imprecise, as it involves the estimation of the outcome of future uncertain events. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. In determining loss and LAE reserves, we give careful consideration to all available data and actuarial analyses.

Currently, our estimated ultimate liability is calculated using the principles and procedures described in Note 15 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, which are applied to the lines of business written. However, because the establishment of loss and LAE reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss and LAE reserves and have a material, adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our net loss reserves. Management does not believe that any reasonably likely changes in the frequency of claims would affect our loss and LAE reserves. However, management believes that a reasonably likely increase or decrease in the severity of claims could impact our net loss and LAE reserves. The table below summarizes the effect on net loss and LAE reserves and equity in the event of reasonably likely changes in the severity of claims considered in establishing loss and LAE reserves. The range of reasonably likely changes in the severity of our claims was established based on a review of changes in loss year development and applied to loss and LAE reserves as a whole. The selected range of changes does not indicate what could be the potential best or worst case or likely scenarios:

Year Ended December 31, 2020
Change in Reserves	Reserves	Percentage Change in Equity, Net of Tax
-20.0%	169,735	15.10%
-15.0%	180,344	11.32%
-10.0%	190,952	7.55%
-5.0%	201,561	3.77%
Base	212,169	—
5.0%	222,777	(3.77)%
10.0%	233,386	(7.55)%
15.0%	243,994	(11.32)%
20.0%	254,603	(15.10)%

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

For the year ended December 31, 2020, we accrued benefits of $15,120,000. For the year ended December 31, 2019, we accrued benefits of $6,344,000 and recognized a reduction in ceded premiums of $434,000. For the year ended December 31, 2018, we recognized a net increase in accrued benefits of $743,000 and a net increase in ceded premiums of $258,000. In combination, for the years ended December 31, 2020 and 2019, we recognized decreases in ceded premiums of $15,120,000 and $6,778,000, respectively. For the year ended December 31, 2018, we recognized a net reduction in ceded premiums of $485,000.

As of December 31, 2020, we had $10,920,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. In June 2020, we received a $13,680,000 premium refund under the retrospective reinsurance contract that ended May 31, 2020. Accrued benefits related to this expired contract were $9,480,000 at December 31, 2019. We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

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

Stock-Based Compensation. We account for stock-based compensation awards under our stockholder-approved incentive plans in accordance with the fair value recognition provisions of U.S. GAAP, which require the measurement, and recognition of compensation for all stock-based awards made to employees and non-employee directors including stock options and restricted stock issuances based on estimated fair values. We recognize stock-based compensation in the consolidated statements of income on a straight-line basis over the vesting period. We use the Black-Scholes option-pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate.

Limited Partnership Investments. The valuation of our limited partnership investments is prepared by the general partner of each fund. We use net asset value (“NAV”) provided by the general partner to estimate our share of the fair value of these investments. However, the timing of the delivery of the fund’s financial statements and NAV information is on a three-month lag which results in a three-month delay in the recognition of our share of the limited partnership’s earnings or losses. But because this is the best information available, we use it as an estimate for the fair value at our reporting dates, unless conditions have changed significantly in the economy or securities markets since the previous quarter due to an event such as the onset of the COVID-19 virus. In such case, we will adjust our estimate with the assistance from the general partner.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolios at December 31, 2020 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2020 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$68,132	$(3,591)	-5.01%
200 basis point increase	69,328	(2,395)	-3.34%
100 basis point increase	70,525	(1,198)	-1.67%
100 basis point decrease	72,417	694	0.97%
200 basis point decrease	72,747	1,024	1.43%
300 basis point decrease	72,913	1,190	1.66%

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

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2020 (amounts in thousands):

Comparable Rating	Cost or Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AA+, AA, AA-	16,847	24	17,130	24
A+, A, A-	27,464	39	28,024	39
BBB+, BBB, BBB-	19,085	27	19,983	28
BB+, BB, BB-	2,226	3	2,393	3
CCC+, CC and Not rated	4,643	7	4,192	6
Total	$70,265	100	$71,722	100

Equity Price Risk

Our equity investment portfolio at December 31, 2020 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at December 31, 2020 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$12,877	25
Consumer	4,563	9
Other (1)	8,053	16
	25,493	50
Mutual funds and Exchange traded funds by type:
Debt	23,047	45
Equity	2,590	5
	25,637	50
Total	$51,130	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2020, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

HCI Group, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reserves for Losses and Loss Adjustment Expenses

As described in Note 2 - Summary of Significant Accounting Policies and Note 15 - Losses and Loss Adjustment Expenses to the consolidated financial statements, the Company’s reserves for losses and loss adjustment expenses (“LAE”) reported in the consolidated balance sheet were $212.2 million at December 31, 2020. Reserves for losses and LAE reflect management’s best estimate regarding the Company’s ultimate losses, resulting in a liability for claims that have been incurred, but not yet paid, and claims that have been incurred but not yet reported. The reserves are based on the application of actuarial techniques and other projection methodologies, taking into consideration other facts and circumstances known at the balance sheet date. The methods used by management in determining the reserves for losses and LAE are complex and subjective with various key inputs and assumptions. Judgement is required to determine the inputs and assumptions used and these can significantly impact the reserves recognized. The most significant judgments include the choice of the appropriate standard actuarial reserving methods, the selection of loss development factors that place reliance on actual historical loss experience, current claim trends, and the prevailing social, economic and legal environments, and reserves derived specific to catastrophe events.

The principal considerations for our determination of the reserves for losses and LAE as a critical audit matter are the complexity and subjectivity of the estimates and assumptions that management utilized in determining their ultimate loss estimates, and the involvement of an actuarial specialist to assist in performing audit procedures. This required a high degree of effort and judgment in selecting the auditor procedures to evaluate management’s estimates and assumptions as it relates to the reserves for losses and LAE, including the use of a specialist.

The primary procedures we performed to address this critical audit matter included:

•

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to management’s determination of the reserves for losses and LAE, including controls over the actuarial methods and assumptions utilized to support the reserve calculations, and controls over the completeness and accuracy of historical loss data utilized in the reserve calculations.

•	We tested the completeness and accuracy of the historical loss data used in the development of the reserves.
•	We performed analytical procedures over the Company’s recorded reserves in relation to the Company’s consulting actuary’s range of reserve estimates.
•

We engaged an independent actuary as an auditor’s specialist to independently assess the Company’s consulting actuary’s selection of actuarial methods and assumptions and the resulting reserve ranges and point estimates.

Valuation of Limited Partnership Investments

As described in Note 2 - Summary of Significant Accounting Policies and Note 5 – Investments to the consolidated financial statements, the Company’s limited partnership investments reported in the consolidated balance sheet were $27.7 million at December 31, 2020. For the investments with ownership interest at five percent or less, the Company uses the net asset value method to estimate the fair value of these investments. Due to a reporting lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated and a significant adverse impact on the net asset value is expected as a result of a major economic event. The methods used by management in determining if an adjustment to the Company’s most recent share of net asset value is necessary are complex and subjective based on the judgement that is required to determine the key inputs and assumptions which can significantly impact the adjustments recognized.

The principal considerations for our determination of the valuation of limited partnership investments as a critical audit matter are the subjectivity of the inputs and assumptions that management utilized in determining the adjustment to the Company’s most recent share of net asset value, and the involvement of a valuation specialist to assist in performing audit procedures. This required a high degree of effort and judgment in selecting the auditor procedures to evaluate management’s estimates and assumptions as it relates to the valuation of limited partnership investments, including the use of a specialist.

The primary procedures we performed to address this critical audit matter included:

•

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the valuation of limited partnership investments, including controls over management’s estimate of the adjustment to the Company’s most recent share of net asset value of the limited partnership investments.

•	We tested the completeness and accuracy of the data utilized by management and evaluated the reasonableness of management’s assumptions used to develop an estimate of fair value.
•

We engaged a specialist to develop an independent estimate of fair value of the limited partnership investments and comparison of management’s estimate to the independently developed estimate of fair value.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2013.

Tampa, Florida

March 12, 2021

Report of Independent Registered Public Accounting Firm on Internal Control

Stockholders and the Board of Directors

HCI Group, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited HCI Group, Inc. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company for each of the three years in the period ended December 31, 2020, and our report dated March 12, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Tampa, Florida

March 12, 2021

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2020	2019
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $70,265 and $199,954, respectively and allowance for credit losses: $588 and $0, respectively)	$71,722	$202,839
Equity securities, at fair value (cost: $47,029 and $31,863, respectively)	51,130	35,285
Short-term investments, at fair value	—	491
Limited partnership investments, at equity	27,691	28,346
Investment in unconsolidated joint venture, at equity	705	762
Real estate investments	74,472	73,763
Total investments	225,720	341,486
Cash and cash equivalents	431,341	229,218
Restricted cash	2,400	700
Accrued interest and dividends receivable	588	1,616
Income taxes receivable	4,554	1,040
Premiums receivable, net	68,382	20,255
Prepaid reinsurance premiums	36,376	17,983
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 in 2020 and 2019)	14,127	16,155
Unpaid losses and loss adjustment expenses (allowance: $85 and $0, respectively)	71,019	116,523
Deferred policy acquisition costs	43,858	21,663
Property and equipment, net	12,767	14,698
Right-of-use assets - operating leases	4,002	484
Intangible assets, net	3,568	4,192
Other assets	22,611	16,596
Total assets	$941,313	$802,609

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	December 31,
	2020	2019
Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$212,169	$214,697
Unearned premiums	269,399	181,163
Advance premiums	11,370	5,589
Assumed reinsurance balances payable	87	76
Accrued expenses	10,181	10,059
Deferred income taxes, net	11,925	4,008
Revolving credit facility	23,750	9,750
Long-term debt	156,511	163,695
Lease liabilities - operating leases	4,014	513
Other liabilities	40,771	27,516
Total liabilities	740,177	617,066
Commitments and contingencies (Note 23)
Stockholders’ equity:
7% Series A cumulative convertible preferred stock (no par value, 1,500,000 shares authorized, no shares issued and outstanding)	—	—
Series B junior participating preferred stock (no par value, 400,000 shares authorized, no shares issued or outstanding)	—	—
Preferred stock (no par value, 18,100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (no par value, 40,000,000 shares authorized, 7,785,617 and 7,764,564 shares issued and outstanding in 2020 and 2019, respectively)	—	—
Additional paid-in capital	—	—
Retained income	199,592	183,365
Accumulated other comprehensive income, net of taxes	1,544	2,178
Total stockholders’ equity	201,136	185,543
Total liabilities and stockholders’ equity	$941,313	$802,609

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue
Gross premiums earned	$415,918	$342,079	$343,065
Premiums ceded	(153,458)	(125,765)	(129,643)
Net premiums earned	262,460	216,314	213,422
Net investment income	4,564	13,642	16,581
Net realized investment gains (losses)	1,000	(254)	6,183
Net unrealized investment gains (losses)	679	7,950	(10,202)
Net other-than-temporary impairment losses	—	(289)	(80)
Credit losses on investments	(611)	—	—
Policy fee income	3,522	3,229	3,389
Gain on involuntary conversion	36,969	—	—
Other	1,854	1,882	1,999
Total revenue	310,437	242,474	231,292
Expenses
Losses and loss adjustment expenses	160,036	107,514	109,328
Policy acquisition and other underwriting expenses	53,859	42,497	38,943
General and administrative personnel expenses	33,829	31,112	25,908
Interest expense	11,734	13,055	18,096
Loss on repurchases of convertible senior notes	150	—	—
Loss on extinguishment of debt	98	—	—
Other operating expenses	13,803	12,203	12,115
Total expenses	273,509	206,381	204,390
Income before income taxes	36,928	36,093	26,902
Income tax expense	9,348	9,517	9,177
Net income	$27,580	$26,576	$17,725

Basic earnings per share	$3.55	$3.32	$2.34

Diluted earnings per share	$3.49	$3.31	$2.34

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$27,580	$26,576	$17,725
Other comprehensive (loss) income:
Change in unrealized gain (loss) on investments:
Net unrealized gains (losses) arising during the period	86	4,902	(3,137)
Other-than-temporary impairment losses charged to income	—	289	80
Credit losses charged to income	611	—	—
Call and repayment gains charged to investment income	(374)	(141)	(18)
Reclassification adjustment for net realized gains	(1,163)	(218)	(723)
Net change in unrealized (losses) gains	(840)	4,832	(3,798)
Deferred income taxes on above change	206	(1,201)	963
Total other comprehensive (loss) income, net of income taxes	(634)	3,631	(2,835)
Comprehensive income	$26,946	$30,207	$14,890

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2020

(Dollar amounts in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2019	7,764,564	$—	$—	$183,365	$2,178	$185,543
Net income	—	—	—	27,580	—	27,580
Total other comprehensive loss, net of income taxes	—	—	—	—	(634)	(634)
Cumulative effect on adoption of credit loss standard	—	—	—	(453)	—	(453)
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	192,680	—	—	—	—	—
Forfeiture of restricted stock	(18,852)	—	—	—	—	—
Repurchase and retirement of common stock	(33,633)	—	(1,547)	—	—	(1,547)
Repurchase and retirement of common stock under share repurchase plan	(129,142)	—	(5,161)	—	—	(5,161)
Common stock dividends ($1.60 per share)	—	—	—	(12,388)	—	(12,388)
Stock-based compensation	—	—	8,133	—	—	8,133
Additional paid-in capital shortfall allocated to retained income	—	—	(1,488)	1,488	—	—
Balance at December 31, 2020	7,785,617	$—	$—	$199,592	$1,544	$201,136

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – (Continued)

For the Year Ended December 31, 2019

(Dollar amounts in thousands, except per share amounts)

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

(Dollar amounts in thousands, except per share amounts)

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$27,580	$26,576	$17,725
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,133	6,460	4,632
Net (accretion of discount) amortization of premiums on investments in fixed-maturity securities	(100)	50	761
Depreciation and amortization	8,747	8,942	10,996
Deferred income tax expense	8,123	1,871	141
Net realized investment (gains) losses	(1,000)	254	(6,183)
Net unrealized investment (gains) losses	(679)	(7,950)	10,202
Other-than-temporary impairment losses	—	289	80
Credit loss expense - investments	611	—	—
Credit loss expense - reinsurance recoverable	(368)	—	—
Loss (income) from unconsolidated joint venture	57	83	(304)
Distribution received from unconsolidated joint venture	—	—	68
Loss on repurchases of convertible senior notes	150	—	—
Loss on extinguishment of debt	98	—	—
Gain on involuntary conversion	(36,969)	—	—
Net loss (income) from limited partnership interests	1,595	(1,176)	(4,430)
Distributions received from limited partnership interests	1,215	4,176	2,345
Foreign currency remeasurement loss	32	57	135
Other non-cash items	46	290	72
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	1,028	176	191
Income taxes	(3,514)	(69)	15,221
Premiums receivable	(48,127)	(3,588)	1,140
Prepaid reinsurance premiums	(18,393)	(51)	4,354
Reinsurance recoverable	47,447	(8,767)	(20,807)
Deferred policy acquisition costs	(22,195)	(5,156)	205
Other assets	(4,578)	(7,837)	408
Losses and loss adjustment expenses	(2,528)	7,111	9,008
Unearned premiums	88,236	23,434	(7,167)
Advance premiums	5,781	(603)	1,244
Assumed reinsurance balances payable	11	62	(1)
Reinsurance recovered in advance on unpaid losses	—	—	(13,885)
Accrued expenses and other liabilities	16,872	9,413	2,444
Net cash provided by operating activities	77,311	54,047	28,595

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from investing activities:
Investments in limited partnership interests	(4,241)	(1,174)	(7,182)
Distributions received from limited partnership interests	2,086	2,121	158
Distribution from unconsolidated joint venture	—	—	695
Purchase of property and equipment	(6,437)	(2,887)	(2,187)
Purchase of intangible assets	—	—	(409)
Purchase of real estate investments	(3,020)	(11,481)	(7,472)
Purchase of fixed-maturity securities	(34,951)	(82,662)	(113,174)
Purchase of equity securities	(68,223)	(24,637)	(52,250)
Purchase of short-term and other investments	(200)	(1,178)	(201,538)
Compensation received for property relinquished through eminent domain proceedings	44,000	—	—
Proceeds from sales of fixed-maturity securities	81,433	7,947	81,809
Proceeds from calls, repayments and maturities of fixed-maturity securities	84,459	59,343	82,177
Proceeds from sales of equity securities	47,312	37,669	66,439
Proceeds from sales, redemptions and maturities of short-term and other investments	997	67,398	135,256
Net cash provided by (used in) investing activities	143,215	50,459	(17,678)
Cash flows from financing activities:
Net borrowing under revolving credit facility	14,000	9,750	—
Cash dividends paid	(12,694)	(13,012)	(11,318)
Cash dividends received under share repurchase forward contract	306	306	967
Proceeds from exercise of common stock options	63	63	—
Proceeds from the issuance of long-term debt	10,000	—	6,000
Repurchases of convertible senior notes	(4,459)	—	—
Repayment of long-term debt	(17,048)	(91,318)	(1,127)
Repurchases of common stock	(1,547)	(1,203)	(1,151)
Repurchases of common stock under share repurchase plan	(5,161)	(18,851)	(20,015)
Purchase of non-controlling interest	—	—	(539)
Debt issuance costs	(165)	(459)	(105)
Net cash used in financing activities	(16,705)	(114,724)	(27,288)
Effect of exchange rate changes on cash	2	(22)	(164)
Net increase (decrease) in cash, cash equivalents and restricted cash	203,823	(10,240)	(16,535)
Cash, cash equivalents and restricted cash at beginning of year	229,918	240,158	256,693
Cash, cash equivalents and restricted cash at end of year	$433,741	$229,918	$240,158

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,202	$7,713	$3,655

Cash paid for interest	$7,476	$9,386	$10,720

Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(634)	$3,631	$(2,835)

Receivable from sales of equity securities	$5,240	$—	$—

Payable on purchases of equity securities	$7	$—	$—

Addition to property and equipment under finance lease	$—	$18	$61

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). HCPCI is authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida. HCPCI also offers flood-endorsed and wind-only policies to Florida customers and has regulatory approval to underwrite residential property and casualty insurance in various other states. HCPCI has issued insurance policies in other states, however, Florida is still its primary market. TypTap offers standalone flood and homeowners multi-peril policies to Florida homeowners. In October 2020, TypTap began applying for approval to offer homeowners coverage in 23 states outside of Florida. Since then, TypTap has received approvals from ten states. The operations of both insurance subsidiaries are supported by HCI Group, Inc. and certain HCI subsidiaries. In particular, the Company is currently using internally developed technologies to collect and analyze claims and other supplemental data to generate savings and efficiency for the operations of the insurance subsidiaries. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the businesses of owning and leasing real estate and operating marina facilities.

On February 5, 2020, HCPCI entered into a policy replacement agreement with Anchor Property & Casualty Insurance Company (“Anchor”). Under the agreement, Anchor cancelled all its policies as of April 1, 2020 and HCPCI offered short-term replacement policies to those policyholders, who were under no obligation to accept them. The replacement policies had substantially the same terms and rates as the cancelled policies and would expire on the same dates the cancelled policies would have expired had they not been cancelled. Upon expiration of the replacement policies, HCPCI will offer, but is not obligated to offer, renewals to those policyholders at its own rates and terms. Total replacement policies issued by the Company on April 1, 2020 approximated 40,000.

In December 2020, the Company reached an agreement in principle with United Insurance Holdings Corporation (“United”) for United’s primary insurance subsidiary, United Property & Casualty Insurance Company, to cede a portion of its personal lines insurance business in the states of Connecticut, New Jersey, Massachusetts and Rhode Island and subsequently sell its policy renewal rights to HCPCI. The agreement was later finalized on January 18, 2021. Under the reinsurance agreement, HCPCI will provide 69.5% quota share reinsurance on all of United’s in-force, new and renewal policies in those states from December 31, 2020 through May 31, 2021. In exchange, HCPCI paid United an allowance of $4,400 towards already purchased catastrophe reinsurance and a provisional ceding commission of 25% of premium. That percentage could increase up to 31.5% depending on the direct loss ratio results from the reinsured business. Annual premiums from the assumed business approximate $125,000. After the reinsurance agreement expires, the Company has the ability to renew and/or replace United’s insurance policies under a renewal rights agreement. See Note 28 -- “Subsequent Events” for information concerning the acquisition of the renewal rights from United.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Adoption of New Accounting Standards.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments – Credit Losses (Topic 326), effective January 1, 2020. This update amends guidance on the recognition and measurement of credit losses for assets held at amortized cost and available-for-sale debt securities. For assets held at amortized cost, ASU 2016-13 eliminates the probable initial recognition threshold and, instead, requires credit losses to be measured using the Current Expected Credit Loss (“CECL”) model. The CECL model requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. The incurred loss model previously used to estimate credit losses is replaced with the CECL model for premiums receivable and reinsurance recoverable. For available-for-sale debt securities, credit losses will continue to be measured in a manner similar to the current standard. See also “Allowance for Credit Losses” within this note.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Material estimates that are particularly susceptible to significant change in the near term are primarily related to losses and loss adjustment expenses, reinsurance with retrospective provisions, reinsurance recoverable, deferred income taxes, limited partnership investments and stock-based compensation expense.

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2020 and 2019, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms, and certificates of deposit.

Available-for-Sale Fixed-Maturity Securities. Fixed-maturity securities that are available for sale include debt securities and redeemable preferred stock. The Company’s available-for-sale securities are carried at fair value. Changes in the fair value of available-for-sale securities representing unrealized gains or losses, other than impairments, are excluded from net investment income and reported in stockholders’ equity as a component of accumulated other comprehensive income, net of deferred income taxes. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out (“FIFO”) method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the estimated remaining term of the security. Gains and losses from call redemptions and repayments are charged to investment income.

The Company reviews fixed-maturity securities for impairment on a monthly basis. Effective January 1, 2020, net unrealized loss in the fair value of an available-for-sale fixed-maturity security is evaluated for impairment. When reviewing impaired securities, the Company considers its ability and intent to hold these securities and whether it is probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity. For the fixed-maturity securities that the Company intends to sell or it is probable that the Company will have to sell before recovery or maturity, the unrealized losses are recognized currently as impairment losses in income.

Impaired securities where the Company has the ability and intent to hold until recovery and believes it is not probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity, are evaluated for the existence of credit-related losses. When determining impairment due to a credit-related loss, the Company carefully considers factors such as the issuer’s financial ratios and condition, the security’s current ratings and maturity date, the failure of the issuer to make a scheduled payment, and overall market conditions in estimating the cash flows expected to be collected. The expected cash flows discounted at the effective interest rate of the security implicit at the date of acquisition is then compared with the security’s amortized cost at the measurement date. A credit loss is incurred when the present value of the expected cash flows is less than the security’s amortized cost. If such credit-related losses exist, an allowance for credit losses is established with a charge in the statement of income. Subsequent changes in the allowance, whether favorable or unfavorable, are recorded on the statement of income. See additional information in the Allowance for Credit Losses section within this note. Any remaining impairment loss related to other non-credit factors such as changes in interest rates or market conditions is reflected as a component of accumulated other comprehensive income (loss).

Prior to January 1, 2020, when the fair value of any investment was lower than its cost, an assessment was made to determine whether the decline was temporary or other-than-temporary. If the decline was determined to be other-than-temporary, the investment was written down to fair value and an impairment loss was recognized in income in the period in which the Company made such determination. When reviewing impaired securities, the Company considered its ability and intent to hold these securities and whether it was probable that the Company would be required to sell these securities prior to their anticipated recovery or maturity. For the fixed-maturity securities that the Company intended to sell or it was probable that the Company would have to sell before recovery or maturity, the unrealized losses were recognized as other-than-temporary losses in income. In instances where there were credit-related losses associated with the impaired fixed-maturity securities for which the Company asserted that it did not have the intent to sell, and it was probable that the Company would not be required to sell until a market price recovery or maturity, the amount of the other-than-temporary impairment loss related to credit losses was recognized in income, and the amount of the other-than-temporary

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

impairment loss related to other non-credit factors such as changes in interest rates or market conditions was recorded as a component of accumulated other comprehensive income (loss).

Allowance for Credit Losses. Allowance for credit losses represents an estimation of potential losses that the Company may experience due to credit risk. The allowance for credit losses account is a contra account of a financial asset to reflect the net amount expected to be collected. Any increase or decrease in the allowance for credit losses related to investments is recognized and reflected as credit losses on investments in the Company’s consolidated statements of income. For all other financial assets, credit loss expense is included in other operating expenses. When the risk of credit loss becomes certain, the allowance for credit losses account will be written off against the financial asset. Under the CECL model, the Company measures all expected credit losses related to relevant financial assets based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. The Company primarily uses a discounted cash flow method and a rating-based method in estimating credit losses at a reporting date for financial assets under the scope of the CECL model. The discounted cash flow method is a valuation method used to estimate the value of a financial asset based on its future cash flows. The Company uses this method to determine the expected credit losses for available-for-sale fixed-maturity securities. In addition, the Company elected not to measure an allowance for credit losses for accrued interest receivable as any uncollectible amount is adjusted to interest income on a monthly basis.

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

Equity Securities. Equity securities represent ownership interests held by the Company in entities for investment purposes. Unrealized holding gains and losses related to equity securities are reported in the consolidated statement of income as net unrealized investment gains and losses. Realized investment gains and losses from sales are recorded on the trade date and are determined using the FIFO method (see Equity Securities in Note 5 -- “Investments”).

Short-Term Investments. Short-term investments include certificates of deposit issued by financial institutions with original maturities of more than three months but less than one year at date of acquisition. These short-term investments are carried at cost or amortized cost, which approximates fair value.

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

Deferred Policy Acquisition Costs. Deferred policy acquisition costs (“DAC”) represent direct costs to acquire insurance contracts and consist of premium taxes and commissions paid to outside agents at the time of collection of the policy premium. DAC also includes a cash bonus and other related expenses in association with the successful transition of policies from Anchor for the replacement policies and issuance of renewal policies under the Company’s own rates and terms. DAC is amortized over the life of the related policy in relation to the amount of gross premiums earned. Ceding commission and related costs paid to United under the quota share reinsurance agreement are also deferred and amortized over the life of the reinsurance agreement.

The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the gross premium earned, related investment income, unpaid losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned.

DAC is reviewed to determine if it is recoverable from future premium income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The amount of DAC considered recoverable could be reduced in the near term if the estimates of total gross premium earned are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the gross premium earned estimates discussed above are revised.

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization, which is included in other operating expenses. Depreciation is calculated on a straight-line basis over the estimated useful lives as follows: building, 39 years; computer hardware and software, three years; and furniture and office equipment, three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Land is not depreciated. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes both internal and external costs for internally developed software during the application development stage. During the preliminary project and post-implementation stage, internal-use software development costs are expensed as incurred. Capitalized software costs are depreciated on a straight-line basis over the estimated useful life of seven years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, long-lived assets will be recovered over the period of benefit.

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

If the contract is or contains a lease and the Company has the right to control the use of the identified asset, the right-of-use (“ROU”) asset and the lease liability is measured from the lease component of the contract and recognized on the consolidated balance sheet. In measuring the lease liability, the Company uses its incremental borrowing rate for a loan secured by a similar asset that has a term similar to the lease term to discount the lease payments. The contract is further evaluated to determine the classification of the lease as to whether it is finance or operating. If the lease is a finance lease, the ROU asset is depreciated to depreciation expense over the shorter of the useful life of the asset or the lease term. Interest expense is recorded in connection with the lease liability using the effective interest method. If the lease is an operating lease, the ROU asset is amortized to lease expense on a straight-line basis over the lease term. For the presentation of finance leases on the Company’s consolidated balance sheet, ROU assets and corresponding lease liabilities are included with property and equipment, net, and long-term debt, respectively. For the presentation of operating leases on the Company’s consolidated balance sheet, ROU assets are presented as right-of-use assets – operating leases and corresponding lease liabilities are reflected as lease liabilities – operating leases.

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

Lease Acquisition Costs. Lease acquisition costs represent capitalized costs of finding and acquiring tenants such as leasing commissions, legal, and marketing expenses. The costs are included in other assets on the consolidated balance sheet. The Company amortizes these costs in other operating expenses on a straight-line basis over the term of a lease.

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

Premium Receivable. Premium receivable represents the amount of premiums due from policyholders for insurance coverage. Premiums are recorded as receivable in the Company’s general ledger on the effective date of the policy. Premiums are billed to the policyholder 45-60 days in advance of the effective date. The policyholder is given a 30-day grace period after the effective date to pay the premium before the insurance coverage is cancelled. If the policyholder does not pay the premium, the Company can cancel the policy and has no obligation to provide insurance coverage. Unpaid renewal policies are cancelled at midnight on the last day of the period for which the policyholder has paid. The unearned premium liability for the cancelled policy is reversed along with the premium receivable balance. Therefore, there is no unpaid earned premium and credit loss associated with the cancelled policy.

However, when the 30-day grace period falls between two reporting periods, the premium receivable balance at the end of the first reporting period may potentially be overstated for not considering the policy that is subsequently cancelled during the following reporting period. To mitigate the overstatement issue, the Company estimates the monetary impact from the subsequent policy cancellation by multiplying the historical cancellation rate to the premium receivable balance at the reporting date. The premium receivable balance, together with the unearned premium liability, is then reduced by the computed amount.

At December 31, 2020 and 2019, allowances for uncollectible premiums were $2,053 and $528, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Reinsurance. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st of each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions. Amounts recoverable from reinsurers are estimated in a manner consistent with the applicable reinsurance contract or contracts. Reinsurance premiums and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of gross premiums earned. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers.

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

The Company receives ceding commissions from ceding gross written premiums to a third-party reinsurer under one flood quota share reinsurance contract. The ceding commissions represent the reimbursement of the Company’s policy acquisition, underwriting and other operating expenses. Ceding commissions received cover a portion of premium taxes and agent commissions capitalized by the Company and a portion of non-capitalized acquisition costs and other underwriting expenses. Ceding commissions are recognized as income on a pro-rata basis over the terms of the policies reinsured, the amount of which is included in policy acquisition and other underwriting expenses in the consolidated statement of income. The unearned portion of ceding commissions that represents recovery of capitalized acquisition costs is classified as a reduction of DAC whereas the remaining unearned balance is classified as deferred revenue in other liabilities.

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

Insurance Guaranty Association Assessments. The Company’s insurance subsidiaries may be assessed by state associations such as the Florida Guaranty Association. The assessments are intended to be used for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written during or following the year of insolvency. Liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated. An insurer is generally permitted to recover the entire amount of assessments from in-force and future policyholders through policy surcharges. U.S. GAAP provides that the Company should record an asset based on the amount of written or obligated-to-write premiums and limited to the amounts recoverable over the life of the in-force policies.

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

The Company accounts for income taxes in accordance with U.S. GAAP, resulting in two components of income tax expense and benefit: current and deferred. Current income tax expense and benefit reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Deferred income tax expense and benefit results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2020, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2020 and 2019. Fair values for securities or financial instruments are based on the framework for measuring fair value established by U.S. GAAP (see Note 7 -- “Fair Value Measurements”).

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

Basic and Diluted Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. In addition, the intrinsic value of restricted stock declines when the Company experiences operating losses. As a result, holders of the Company’s restricted stock are allocated a proportional share of net income and loss determined by dividing total weighted-average shares of restricted stock by the sum of total weighted-average common shares and shares of restricted stock (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. During loss periods, common stock equivalents such as stock options and convertible debt are excluded from the calculation of diluted loss per share, as the inclusion would have an anti-dilutive effect. See Note 19 -- “Earnings Per Share” for potentially dilutive securities at December 31, 2020, 2019 and 2018.

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

Reclassification. Certain prior year amounts have been reclassified to conform to the current year presentation. ROU assets and corresponding lease liabilities - operating leases were reclassified out of other assets and other liabilities, respectively, at December 31, 2019.

Note 3 -- Recent Accounting Pronouncements

Accounting Standards Update No. 2020-01. In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-01 (“ASU 2020-01”) Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This update, among others, clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 when there is a change in level of ownership or degree of influence. ASU 2020-01 is effective for the Company beginning with the first quarter of 2021 and will be applied prospectively. Early adoption is permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Standards Update No. 2020-06. In August 2020, the FASB issued Accounting Standards Update No. 2020-06 (“ASU 2020-06”) Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 removes certain bifurcation models for convertible debt instruments and convertible preferred stock. Therefore, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. The amendments also remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception and amend the derivative scope exception guidance for contracts in an entity’s own equity. In addition, the amendments expand disclosure requirements for convertible instruments and simplify areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments.

ASU 2020-06 is effective for public companies beginning with the first quarter of 2022 and shall be applied prospectively. Early adoption is permitted. The Company will early adopt this update in the first quarter of 2021 using the modified retrospective method. The adoption of this update will increase long-term debt by $4,000 and simultaneously decrease beginning retained income and deferred income tax liabilities by $3,019 and $981, respectively.

Accounting Standards Update No. 2020-08. In October 2020, the FASB issued Accounting Standards Update No. 2020-08 (“ASU 2020-08”) Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. ASU 2020-08 states that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of ASC 310-20-35-33 for each reporting period. Securities within the scope are those that have explicit, noncontingent call options that are callable at fixed prices and on preset dates at prices less than the amortized cost basis of the security. ASC 310-20-35-33 requires that for each reporting period, to the extent the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess should be amortized to the next call date, unless the guidance in ASC 310-20-35-26 applies. ASU 2020-08 is effective for the Company beginning with the first quarter of 2021 and will be applied prospectively. Early adoption is not permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2020	2019
Cash and cash equivalents	$431,341	$229,218
Restricted cash	2,400	700
Total	$433,741	$229,918

At December 31, 2020, $317,420 or 73.6% of the Company’s cash and cash equivalents were deposited at six national banks and included $141,481 in two custodial accounts. At December 31, 2019, $126,347 or 55.1% of the Company’s cash and cash equivalents were deposited at three national banks and included $12,188 in two custodial accounts. At December 31, 2020 and 2019, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At December 31, 2020 and 2019, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Credit Loss	Gain	Loss	Value
As of December 31, 2020
U.S. Treasury and U.S. government agencies	$13,759	$—	$210	$(1)	$13,968
Corporate bonds	49,957	(579)	1,570	(17)	50,931
State, municipalities, and political subdivisions	3,023	—	60	(2)	3,081
Exchange-traded debt	3,491	(9)	230	(5)	3,707
Redeemable preferred stock	35	—	—	—	35
Total	$70,265	$(588)	$2,070	$(25)	$71,722
As of December 31, 2019
U.S. Treasury and U.S. government agencies	$26,220		$78	$(3)	$26,295
Corporate bonds	157,155		2,212	(3)	159,364
State, municipalities, and political subdivisions	7,763		149	—	7,912
Exchange-traded debt	8,698		462	(15)	9,145
Redeemable preferred stock	118		5	—	123
Total	$199,954		$2,906	$(21)	$202,839

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2020 and 2019 are as follows:

	December 31,
	2020		2019
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$21,122	$21,258	$63,135	$63,429
Due after one year through five years	43,561	44,339	125,833	127,660
Due after five years through ten years	2,731	3,060	6,896	7,350
Due after ten years	2,851	3,065	4,090	4,400
	$70,265	$71,722	$199,954	$202,839

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the years ended December 31, 2020, 2019 and 2018 were as follows:

		Gross	Gross
		Realized	Realized
	Proceeds	Gains	Losses
Year ended December 31, 2020	$81,433	$1,773	$(610)
Year ended December 31, 2019	$7,947	$221	$(3)
Year ended December 31, 2018	$81,809	$1,293	$(570)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at December 31, 2020 and 2019, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2020	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(1)	$1,337	$—	$—	$(1)	$1,337
Corporate bonds	(17)	3,085	—	—	(17)	3,085
States, municipalities, and political subdivisions	(2)	1,268	—	—	(2)	1,268
Exchange-traded debt	(5)	336	—	—	(5)	336
Total available-for-sale securities	$(25)	$6,026	$—	$—	$(25)	$6,026

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2019	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(3)	$2,292	$—	$—	$(3)	$2,292
Corporate bonds	(3)	4,597	—	—	(3)	4,597
Exchange-traded debt	(15)	345	—	—	(15)	345
Total available-for-sale securities	$(21)	$7,234	$—	$—	$(21)	$7,234

At December 31, 2020 and 2019, there were twelve and eight securities, respectively, in an unrealized loss position.

Allowance for Credit Losses of Available-for-Sale Fixed-Maturity Securities

The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including-

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

The table below summarized the activity in the allowance for credit losses of available-for-sale fixed-maturity securities for the year ended on December 31, 2020:

2020
Balance at January 1	$—
Credit loss expense	611
Reductions for securities sold	(23)
Balance at December 31	$588

For the year ended December 31, 2020, the Company recognized $611 of credit loss expense on two fixed-maturity securities in the consolidated statement of income compared with $289 of credit-related impairment loss on one fixed-maturity security for the year ended December 31, 2019. The Company recognized $80 of non-credit related impairment loss pertaining to one fixed-maturity security for the year ended December 31, 2018. At December 31, 2019 and 2018, the Company had cumulative credit loss balances of $289 and $0, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At December 31, 2020 and 2019, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
December 31, 2020	$47,029	$4,649	$(548)	$51,130
December 31, 2019	$31,863	$3,652	$(230)	$35,285

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Years Ended December 31,
	2020	2019	2018
Net gains (losses) recognized	$435	$7,424	$(4,811)
Exclude: Net realized (losses) gains recognized for securities sold	(244)	(526)	5,391
Net unrealized gains (losses) recognized	$679	$7,950	$(10,202)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the years ended December 31, 2020, 2019 and 2018 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2020	$47,312	$2,868	$(3,112)
Year ended December 31, 2019	$37,669	$2,448	$(2,974)
Year ended December 31, 2018	$66,439	$7,324	$(1,933)

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

	December 31, 2020			December 31, 2019
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower- middle-market companies. (b)(c)(e)	$8,131	$2,085	15.37	$9,659	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	5,512	—	1.76	5,985	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	6,513	1,401	0.18	9,188	1,391	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	4,262	—	0.47	1,602	3,106	0.47
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	3,273	6,818	2.24	1,912	8,548	2.24
Total	$27,691	$10,304		$28,346	$15,130

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
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

(i)	The capital commitment has expired in December 2020.
(j)	Expected to have an eight-year term from November 27, 2019.

The following is the summary of aggregated unaudited financial information of limited partnerships included in the investment strategy table above, which in certain cases is presented on a three-month lag due to the unavailability of information at the Company’s respective balance sheet dates. The financial statements of these limited partnerships are audited annually.

	Years Ended December 31,
	2020	2019	2018
Operating results:
Total income	$(1,432,907)	$27,171	$1,821,935
Total expenses	133,281	139,252	146,079
Net (loss) income	$(1,566,188)	$(112,081)	$1,675,856

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	December 31,
	2020	2019
Balance sheet:
Total assets	$5,529,199	$6,850,913
Total liabilities	$612,048	$549,562

For the year ended December 31, 2020, the Company recognized net investment loss of $1,595 compared with the investment income of $1,176 and $4,430 for the years ended December 31, 2019 and 2018, respectively, for these investments. At December 31, 2020 and 2019, the Company’s net cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $29,272 and $27,117, respectively, and the Company’s maximum exposure to loss aggregated $27,691 and $28,346, respectively.

During the year ended December 31, 2020, the Company received in cash a return on investment of $1,215 and a return of capital of $2,086 compared with a return on investment of $4,176 and a return of capital of $2,121 during the year ended December 31, 2019. During the year ended December 31, 2018, the Company received total cash distributions of $2,503, representing $2,345 of return on investment and $158 of returned capital.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At December 31, 2020 and 2019, the Company’s maximum exposure to loss relating to this variable interest entity was $705 and $762, respectively, representing the carrying value of the investment. At December 31, 2020, 2019 and 2018, there was no undistributed income from this equity method investment.

For the years ended December 31, 2020 and 2019, the Company did not receive any cash distributions. For the year ended December 31, 2018, the Company received a cash distribution of $763, representing a combined distribution of $68 in earnings and $695 in capital. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Years Ended December 31,
	2020	2019	2018
Operating results:
Total revenues	$—	$2	$438
Total expenses	64	93	100
Net (loss) income	$(64)	$(91)	$338
The Company’s share of net (loss) income*	$(57)	$(83)	$304

*	Included in net investment income in the Company’s consolidated statements of income.

	December 31,
	2020	2019
Balance sheet:
Property and equipment, net	$705	$741
Cash	70	102
Other	13	4
Total assets	$788	$847
Other liabilities	$5	$—
Members’ capital	783	847
Total liabilities and members’ capital	$788	$847
Investment in unconsolidated joint venture, at equity**	$705	$762

**	Includes the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

e) Assets Held for Sale

On April 9, 2020, Greenleaf Capital, LLC decided to offer for sale its investment property in Riverview, Florida. The proceeds from the sale are expected to exceed the property’s carrying value of $4,519 and, accordingly, no impairment loss was recognized on the classification of this property as held for sale. Although this property has drawn interest from several potential buyers since the listing, the Company has yet to receive an offer with acceptable terms. The Company will continue to market the property but can no longer reasonably assume a sale will occur within a year. Accordingly, in December 2020 the property was reclassified back to real estate investments at its carrying value before it was classified as held for sale. The carrying value of $4,748, including additional improvement costs of $229, was then adjusted for catch-up depreciation expense of $68, which is included in net investment income in the Company’s consolidated statement of income.

f) Real Estate Investments

Real estate investments include land, buildings with office and retail space for lease, outparcels, and marinas. Real estate investments consist of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Land	$39,069	$39,511
Land improvements	11,917	11,907
Building	29,115	24,086
Tenant and leasehold improvements	1,487	1,487
Other	1,465	3,489
Total, at cost	83,053	80,480
Less: accumulated depreciation and amortization	(8,581)	(6,717)
Real estate investments	$74,472	$73,763

In July 2020, a portion of undeveloped land with a carrying value of $443 was acquired by the Florida Department of Transportation (“FDOT”) as part of the agreement described in Note 9 -- “Property and Equipment, Net.”

Depreciation and amortization expense related to real estate investments was $1,864, $1,782 and $1,536, respectively, for the years ended December 31, 2020, 2019 and 2018 and was included in net investment income on the consolidated statements of income.

g) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2020	2019	2018
Available-for-sale fixed-maturity securities	$4,252	$6,506	$5,097
Equity securities	1,388	1,333	2,131
Investment expense	(497)	(465)	(581)
Limited partnership investments	(1,595)	1,176	4,430
Real estate investments	(620)	(211)	340
(Loss) income from unconsolidated joint venture	(57)	(83)	304
Cash and cash equivalents	1,691	4,970	3,485
Short-term investments	2	416	1,375
Net investment income	$4,564	$13,642	$16,581

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 6 -- Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of investments carried at fair value and changes to the credit losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Year Ended December 31, 2020
	Before Tax	Income Tax Effect	Net of Tax
Unrealized gain arising during the period	$86	$21	$65
Credit losses on investments	611	150	461
Call and repayment gains charged to investment income	(374)	(92)	(282)
Reclassification adjustment for realized gains	(1,163)	(285)	(878)
Total other comprehensive loss	$(840)	$(206)	$(634)

	Year Ended December 31, 2019
		Income Tax
	Before Tax	Effect	Net of Tax
Unrealized gain arising during the period	$4,902	$1,219	$3,683
Other-than-temporary impairment loss	289	71	218
Call and repayment gains charged to investment income	(141)	(35)	(106)
Reclassification adjustment for realized gains	(218)	(54)	(164)
Total other comprehensive income	$4,832	$1,201	$3,631

	Year Ended December 31, 2018
		Income Tax
	Before Tax	Effect	Net of Tax
Unrealized loss arising during the period	$(3,137)	$(795)	$(2,342)
Other-than-temporary impairment loss	80	20	60
Call and repayment losses charged to investment income	(18)	(5)	(13)
Reclassification adjustment for realized gains	(723)	(183)	(540)
Total other comprehensive loss	$(3,798)	$(963)	$(2,835)

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

The estimated fair values for securities that do not trade on a daily basis are determined by management, utilizing prices obtained from an independent pricing service and information provided by brokers, which are level 2 inputs. Management reviews the assumptions and methods utilized by the pricing service and then compares the relevant data and pricing to broker-provided data. The Company gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies, and compliance with accounting standards for fair value determination through ongoing monitoring of the reported fair values.

Revolving credit facility

The Company’s revolving credit facility is a variable-rate loan. The interest rate is periodically adjusted based on the London Interbank Offered Rate plus a spread. As a result, its carrying value approximates fair value.

Long-term debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity
	Date	Valuation Methodology
4.25% Convertible Senior Notes	2037	Quoted price
3.90% Promissory Note	2032	Discounted cash flow method/Level 3 inputs
4.00% Promissory Note	2031	Discounted cash flow method/Level 3 inputs
3.75% Callable Promissory Note	2036	Discounted cash flow method/Level 3 inputs
4.55% Promissory Note	2036	Discounted cash flow method/Level 3 inputs
3.95% Promissory Note	2020	Discounted cash flow method/Level 3 inputs

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured and Recorded at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2020 and 2019:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2020
Financial Assets:
Cash and cash equivalents	$431,341	$—	$—	$431,341
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$11,236	$2,732	$—	$13,968
Corporate bonds	50,931	—	—	50,931
States, municipalities, and political subdivisions	—	3,081	—	3,081
Exchange-traded debt	3,707	—	—	3,707
Redeemable preferred stock	35	—	—	35
Total available-for-sale securities	$65,909	$5,813	$—	$71,722
Equity securities	$51,130	$—	$—	$51,130

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019
Financial Assets:
Cash and cash equivalents	$229,218	$—	$—	$229,218
Restricted cash	$700	$—	$—	$700
Short-term investments	$491	$—	$—	$491
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$25,294	$1,001	$—	$26,295
Corporate bonds	159,364	—	—	159,364
States, municipalities, and political subdivisions	—	7,912	—	7,912
Exchange-traded debt	9,145	—	—	9,145
Redeemable preferred stock	123	—	—	123
Total available-for-sale securities	$193,926	$8,913	$—	$202,839
Equity securities	$35,285	$—	$—	$35,285

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of December 31, 2020 and 2019:

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of December 31, 2020
Financial Liabilities:
Revolving credit facility	$23,750	$—	$23,750	$—	$23,750
Long-term debt:
4.25% Convertible senior notes	$133,964	$—	$147,236	$—	$147,236
3.90% Promissory note	9,617	—	—	10,044	10,044
3.75% Callable promissory note	7,502	—	—	7,747	7,747
4.55% Promissory note	5,385	—	—	5,809	5,809
Total long-term debt	$156,468	$—	$147,236	$23,600	$170,836

	Carrying Value	Fair Value Measurements Using			Estimated Fair Value
		(Level 1)	(Level 2)	(Level 3)
As of December 31, 2019
Financial Liabilities:
Revolving credit facility	$9,750	$—	$9,750	$—	$9,750
Long-term debt:
4.25% Convertible senior notes	$134,075	$—	$147,375	$—	$147,375
3.95% Promissory note	$8,875	$—	$—	$8,887	$8,887
4.00% Promissory note	7,237	—	—	7,409	7,409
3.75% Callable promissory note	7,837	—	—	7,861	7,861
4.55% Promissory note	5,611	—	—	5,802	5,802
Total long-term debt	$163,635	$—	$147,375	$29,959	$177,334

Note 8 -- Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2020	2019
Beginning balance	$21,663	$16,507
Policy acquisition costs deferred	71,320	42,302
Amortization	(49,125)	(37,146)
Ending balance	$43,858	$21,663

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2020, 2019 and 2018 was $49,125, $37,146 and $35,204, respectively.

In connection with the transition of insurance policies from Anchor described in Note 1 -- “Nature of Operations,” the Company incurred $3,023 of direct costs, consisting of a bonus to Anchor of $2,898 and other related expenses of $125. The Company agreed to pay Anchor a cash bonus of $50 per $1,000 of premium for all policies in force at June 1, 2020 that were in compliance with the conditions stated in the agreement.

Furthermore, as described in Note 1 -- “Nature of Operations” with regard to the quota share agreement, the Company incurred $15,557 of direct costs attributable to the assumption of insurance policies from United.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2020	2019
Land	$2,134	$1,642
Building	3,997	8,101
Computer hardware and software	11,072	6,770
Office furniture and equipment	2,255	2,154
Tenant and leasehold improvements	620	3,388
Other	1,267	3,377
Total, at cost	21,345	25,432
Less: accumulated depreciation and amortization	(8,578)	(10,734)
Property and equipment, net	$12,767	$14,698

Depreciation and amortization expense under property and equipment was $1,854, $1,550 and $1,370, respectively, for the years ended December 31, 2020, 2019 and 2018.

On April 2, 2020, Greenleaf Capital, LLC entered into a purchase and sale agreement with Tampa-Coconut Palms Office Building Exchange, LLC to acquire an office building in Tampa, Florida for a purchase price of $4,000 in cash. The building is currently used as the Company’s secondary site in the Tampa Bay area. The transaction was completed on May 18, 2020 and accounted for as an asset acquisition.

On July 24, 2020, the FDOT exercised the power of eminent domain under the Florida Constitution in order to acquire for a highway expansion project the property in Tampa, Florida where the Company’s headquarters is located for compensation of $44,000, net of $3,500 in legal and related expenses. Under the terms of the agreement, the FDOT assumed all contracts associated with this property, including the leases with existing tenants. In addition, the Company agreed to donate a small portion of a separate tract of nearby undeveloped land it owned to the FDOT for the same expansion project. The Company will have no later than July 24, 2023 to vacate the property. In connection with this transaction, the Company recognized a gain from involuntary conversion of $36,969. In addition, the Company used a portion of the proceeds to repay the 4% Promissory Note as described in Note 13 -- “Long-Term Debt.”

Note 10 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	December 31,
	2020	2019
Anchor tenant relationships*	$1,761	$1,761
In-place leases	4,215	4,215
Total, at cost	5,976	5,976
Less: accumulated amortization	(2,408)	(1,784)
Intangible assets, net	$3,568	$4,192
* An anchor tenant is a tenant that attracts more customers than other tenants.

For the years ended December 31, 2020, 2019 and 2018, amortization expense associated with intangible assets was $624, $608 and $604, respectively. The remaining weighted-average amortization period as of December 31, 2020 was 13.3 years and 10.0 years for anchor tenant relationships and in-place leases, respectively, or a combined weighted average of 11.3 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Amortization expense for intangible assets after December 31, 2020 is as follows:

Year	Amount
2021	$519
2022	445
2023	337
2024	333
2025	333
Thereafter	1,601
Total	$3,568

Note 11 -- Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2020	2019
Benefits receivable related to retrospective reinsurance contracts	$10,920	$9,480
Prepaid expenses	2,365	2,107
Deposits	445	1,678
Lease acquisition costs, net	453	566
Other	8,428	2,765
Total other assets	$22,611	$16,596

Note 12 -- Revolving Credit Facility

The Company has a secured revolving credit agreement (“Credit Agreement”) with Fifth Third Bank that initially expires on December 5, 2021. The Credit Agreement provides the Company with borrowing capacity of up to $65,000 and bears interest at an annual rate equal to monthly-determined LIBOR plus a margin based on the type of collateral used to secure each borrowing. The interest payment is due quarterly in arrears on January 1, April 1, July 1, and October 1. The Credit Agreement contains affirmative and negative covenants as well as customary events of defaults. Under the terms of the Credit Agreement, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances. The unused line fee rate is determined monthly based on the average daily deposit balances.

During 2020, the Company borrowed a net additional amount of $14,000 for general business purposes. For the years ended December 31, 2020 and 2019, interest expense was $501 and $452, respectively, including $158 and $157 of amortization of issuance costs, respectively. At December 31, 2020, the Company was in compliance with all required covenants, and there were $23,750 of borrowings outstanding.

On January 22, 2021, the expiry date of the Credit Agreement was extended to December 31, 2023 and new collateral specified in the amended Credit Agreement was added in lieu of the Company’s headquarters property which was sold in 2020.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2020	2019
4.25% Convertible Senior Notes, due March 1, 2037	$139,200	$143,750
3.95% Promissory note, due through February 17, 2020	—	8,881
4.00% Promissory note, due through February 1, 2031	—	7,345
3.90% Promissory note, due through April 1, 2032	9,777	—
3.75% Promissory note, due through September 1, 2036	7,607	7,955
4.55% Promissory note, due through August 1, 2036	5,470	5,704
Finance lease liabilities, due through August 15, 2023	43	60
Total principal amount	162,097	173,695
Less: unamortized discount and issuance costs	(5,586)	(10,000)
Total long-term debt	$156,511	$163,695

The following table summarizes future maturities of long-term debt as of December 31, 2020, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date:

Due in 12 months following December 31,
2020	$970
2021	140,207
2022	1,041
2023	1,074
2024	1,117
Thereafter	17,688
Total	$162,097

Information with respect to interest expense related to long-term debt is as follows:

	Years Ended December 31,
	2020	2019	2018
Interest Expense:
Contractual interest	$7,083	$8,061	$10,740
Non-cash expense (a)	4,247	4,845	7,487
Capitalized interest (b)	(97)	(303)	(131)
Total	$11,233	$12,603	$18,096

(a)	Represents amortization of debt discount and issuance costs.
(b)	Interest was capitalized for construction projects.

Convertible Senior Notes

4.25% Convertible Senior Notes

The Company has 4.25% Convertible Senior Notes that mature March 1, 2037. The cash interest is payable semiannually in arrears on March 1 and September 1 of each year.

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

When the Company’s cash dividends on common stock exceed $0.35 per share, it will result in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of December 31, 2020, the conversion rate of the Company’s 4.25% Convertible Notes was 16.43 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.85 per share.

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

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2020, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

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

The effective interest rate for the Convertible Senior Notes, taking into account both cash and non-cash components, approximates 7.6%. Had a 20-year term been used for the amortization of the liability component and issuance costs, the annual effective interest rate charged to earnings would have decreased to approximately 5.4%. As of December 31, 2020, the remaining amortization period of the debt discount was expected to be 1.17 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information regarding the equity and liability components of the Convertible Senior Notes:

	December 31,
	2020	2019
Principal amount	$139,200	$143,750
Unamortized discount	(4,083)	(7,545)
Liability component – net carrying value before issuance costs	$135,117	$136,205
Equity component – conversion, net of offering costs	$15,151	$15,151

Promissory Notes

3.95% Promissory Note

In February 2020, the Company repaid its 3.95% Promissory Note for $8,891 including principal and unpaid interest payable at maturity date. The note was collateralized by a retail shopping center in Melbourne, Florida.

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

4.00% Promissory Note

On July 29, 2020, the Company made an early repayment of its 4.00% Promissory Note totaling $7,062 in principal plus accrued interest. As a result, the Company incurred $98 of loss on extinguishment of debt. The note was collateralized by the Company’s Tampa, Florida headquarters which was acquired by the FDOT in the eminent domain proceedings as described in Note 9 -- “Property and Equipment, Net.”

4.55% Promissory Note

On July 6, 2018, Century Park Holdings, LLC, a subsidiary of the Company, entered into an 18-year loan agreement for $6,000 secured by commercial real estate in Tampa, Florida and an associated lease agreement. The loan bears interest at a fixed annual rate of 4.55%. Approximately $41 of principal and interest is payable in 216 monthly installments. The promissory note may be repaid in full or in part after September 1, 2020 as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement.

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

The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st of each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions.

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Years Ended December 31,
	2020	2019	2018
Premiums Written:
Direct	$459,615	$360,525	$336,565
Assumed	44,539	4,430	(109)
Gross written	504,154	364,955	336,456
Ceded	(153,458)	(125,765)	(129,643)
Net premiums written	$350,696	$239,190	$206,813
Premiums Earned:
Direct	$412,999	$340,656	$340,966
Assumed	2,919	1,423	2,099
Gross earned	415,918	342,079	343,065
Ceded	(153,458)	(125,765)	(129,643)
Net premiums earned	$262,460	$216,314	$213,422

During the years ended December 31, 2020, 2019, and 2018, ceded losses of $9,413, $114,443, and $149,120, respectively, were recognized as reductions in losses and LAE. For 2020, ceded losses related to Hurricane Irma, Hurricane Michael, Hurricane Sally, and other non-catastrophe claims were $362, $4,000, $88, and $4,963, respectively. Ceded losses related to Hurricane Irma, Hurricane Michael, and other non-catastrophe claims were $103,613, $10,750, and $80, respectively, for 2019. Ceded losses related to Hurricane Irma and Hurricane Michael were $143,890 and $5,230, respectively, for 2018. Ceded losses recognized in 2018 included $7,400 attributable to Oxbridge Reinsurance Limited, a related party. At December 31, 2020 and 2019, there were 38 and 31 reinsurers, respectively, participating in the Company’s reinsurance program. Total gross amounts recoverable and receivable from reinsurers at December 31, 2020 and 2019 were $85,146 and $132,678, respectively. Approximately 75.8% of the reinsurance recoverable balance at December 31, 2020 was receivable from four reinsurers, one of which was the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on all available information considered in the rating-based method described in Note 2 -- “Summary of Significant Accounting Policies,” the Company recognized a decrease in credit loss expense of $368 for the year ended December 31, 2020. Allowances for credit losses related to the reinsurance recoverable balance were $85 and $0 at December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, assumed premiums written attributable to United’s insurance policies were $44,600. The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2020, 2019 and 2018 was 1.11%, 0.66%, and 0.98%, respectively.

One of the reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the years ended December 31, 2020 and 2019, the Company recognized reductions in ceded premiums of $15,120 and $6,778, respectively. For the year ended December 31, 2018, the Company recognized a net reduction in ceded premiums of $485. Included in these adjustments attributable to the Company’s contract with Oxbridge for the year ended December 31, 2018 was $448 of net increase in ceded premiums.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At December 31, 2020 and 2019, other assets included $10,920 and $9,480, respectively. Management believes the credit risk associated with the collectability of these accrued

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Note 15 -- Losses and Loss Adjustment Expenses

The Company establishes reserves for the estimated total unpaid costs of losses including LAE. Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to the Company (“IBNR”). Reserves established by management represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss and LAE reserves represent management’s best estimate of the Company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss and LAE reserves is complex and inherently imprecise, as it involves the estimation of the outcome of future uncertain events. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. In determining loss and LAE reserves, the Company gives careful consideration to all available data and actuarial analyses.

When a claim is reported to the Company, the claims personnel establish a “case reserve” for the estimated amount of the ultimate amount payable to settle the claim. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the claims adjuster. The individual estimating the reserve considers the nature and value of the specific claim, the severity of injury or damage, location, and the policy provisions relating to the type of loss. Case reserves are adjusted as more information becomes available. It is the Company’s policy to settle each claim as expeditiously as possible.

Reserves are closely monitored and are recalculated periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, claims management personnel complete weekly and ongoing reviews of existing case reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior years. As the Company continues to expand historical data regarding paid and incurred losses, the data is used to develop expected ultimate loss and LAE ratios, then these expected loss and LAE ratios are applied to earned premium to derive a reserve level for each line of business. In connection with the determination of these reserves, other specific factors such as recent weather-related losses, trends in historical reported and paid losses, and litigation and judicial trends regarding liability will also be considered. Therefore, the loss ratio method, among other methods, is used to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

The Company maintains IBNR reserves to provide for claims that have been incurred but have not been reported and subsequent development on reported claims. The IBNR reserve is determined by estimating the Company’s ultimate net liability for both reported and unreported claims and then subtracting the case reserves and payments made to date for reported claims.

Loss and LAE Reserve Estimation Methods. The Company applies the following general methods in projecting reserves for losses and LAE:

•	Reported loss development;
•	Paid loss development;
•	Paid Bornhuetter-Ferguson method;
•	Reported Experience-Modified Bornhuetter-Ferguson method;
•	Paid Experience-Modified Bornhuetter-Ferguson method;
•	Loss ratio method;
•	Several variations of the Frequency-Severity method, depending on exposure; and
•	A factor load to loss and allocated LAE reserves for the unallocated LAE.

Selected reserves are based on a review of the indications from these methods as well as other considerations such as emergence since the most recent evaluation and number of open claims for a given accident period.

Currently, the estimated ultimate liability is calculated using the principles and procedures described above, which are applied to the lines of business written. However, because the establishment of loss and LAE reserves is an inherently uncertain process, ultimate losses and LAE may exceed the established loss and LAE reserves and have a material, adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company’s reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine the net loss reserves. However, it is believed that a reasonably likely increase or decrease in the severity of claims could impact our net loss reserves.

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2020	2019	2018
Net balance, beginning of year*	$98,174	$94,826	$97,818
Incurred, net of reinsurance, related to:
Current year	158,236	96,955	96,860
Prior years	1,800	10,559	12,468
Total incurred, net of reinsurance	160,036	107,514	109,328
Paid, net of reinsurance, related to:
Current year	(71,772)	(48,456)	(54,698)
Prior years	(45,373)	(55,710)	(57,622)
Total paid, net of reinsurance	(117,145)	(104,166)	(112,320)
Net balance, end of year	141,065	98,174	94,826
Add: reinsurance recoverable	71,104	116,523	112,760
Gross balance, end of year	$212,169	$214,697	$207,586

*	Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the year ended December 31, 2020, the Company recognized losses related to prior years of $1,800, which were primarily attributable to unfavorable development resulting from litigation. Losses and LAE for the 2020 loss year included estimated losses of $20,264, net of reinsurance, pertaining to Hurricane Sally, $14,850 related to policies transitioned from Anchor, and $10,000 specific to Tropical Storm Eta.

The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2015 to 2012 is presented as supplementary information and is unaudited.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Multi-peril and Dwelling Fire Insurance (a)

										As of December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,									Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	Claims	Amounts)(b)
2012	$66,425	$62,742	$64,083	$66,505	$67,058	$66,465	$67,220	$67,469	$67,869	405	6,620
2013	—	67,579	69,932	69,906	72,015	71,604	73,763	74,043	74,543	226	7,008
2014	—	—	75,810	81,773	84,917	88,053	90,084	92,454	92,945	1	7,661
2015	—	—	—	78,017	90,902	96,173	101,272	102,149	102,587	129	7,661
2016	—	—	—	—	81,446	90,879	92,684	92,986	92,752	1,325	6,931
2017	—	—	—	—	—	91,443	88,937	89,652	90,958	6,165	5,764
2018	—	—	—	—	—	—	79,436	83,976	83,123	9,461	4,756
2019	—	—	—	—	—	—	—	95,467	94,018	20,026	5,314
2020	—	—	—	—	—	—	—	—	133,908	59,502	8,008
Total									$832,703

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$36,914	$53,225	$59,041	$62,836	$64,667	$65,903	$67,059	$67,203	$67,430
2013	—	40,240	57,374	64,257	68,106	70,224	72,492	73,420	73,986
2014	—	—	47,650	68,897	77,712	82,463	87,125	90,707	92,264
2015	—	—	—	50,939	76,042	87,784	95,179	99,200	101,424
2016	—	—	—	—	51,663	73,037	83,311	89,144	90,989
2017	—	—	—	—	—	43,039	66,996	78,808	83,383
2018	—	—	—	—	—	—	41,014	63,958	71,809
2019	—	—	—	—	—	—	—	47,471	70,182
2020	—	—	—	—	—	—	—	—	58,396
Total									$709,863
All outstanding liabilities before 2012, net of reinsurance									898
Liabilities for loss and LAE, net of reinsurance									$123,738

(a)	Excludes losses from Wind-only insurance (2012 through 2020) and any hurricane event prior to 2020.
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Wind-only Insurance (a) *

										As of December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,									Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	Claims	Amounts)(b)
2015	$—	$—	$—	$308	$401	$569	$692	$605	$582	$—	100
2016	—	—	—	—	1,005	1,314	1,814	1,853	1,837	13	228
2017	—	—	—	—	—	1,529	1,119	815	792	—	156
2018	—	—	—	—	—	—	798	708	1,061	249	136
2019	—	—	—	—	—	—	—	1,132	1,501	165	152
2020	—	—	—	—	—	—	—	—	2,293	1,213	248
Total									$8,066

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2015	$—	$—	$—	$156	$332	$465	$582	$582	$582
2016	—	—	—	—	689	1,155	1,405	1,772	1,821
2017	—	—	—	—	—	484	786	789	792
2018	—	—	—	—	—	—	216	607	745
2019	—	—	—	—	—	—	—	828	1,290
2020	—	—	—	—	—	—	—	—	750
Total									$5,980
Liabilities for loss and LAE, net of reinsurance									$2,086

*	The Company began writing Homeowners Wind-only insurance in 2015.

(a)	Excludes losses from multi-peril and dwelling fire insurance (2012 through 2020) and any hurricane event prior to 2020.
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Any Hurricane Event prior to 2020

										As of December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,									Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	Claims	Amounts)(b)
2016	$—	$—	$—	$—	$21,414	$24,126	$26,211	$28,133	$27,634	$1,179	2,420
2017	—	—	—	—	—	53,602	54,080	53,557	53,624	4,198	21,765
2018	—	—	—	—	—	—	16,543	16,532	16,532	95	1,715
2019	—	—	—	—	—	—	—	—	—	—	144
2020	—	—	—	—	—	—	—	—	—	—	42
Total									$97,790

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2016	$—	$—	$—	$—	$12,227	$20,025	$23,316	$25,849	$26,098
2017	—	—	—	—	—	43,905	47,514	47,524	49,425
2018	—	—	—	—	—	—	13,391	15,992	16,436
2019	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—
Total									$91,959
Liabilities for loss and LAE, net of reinsurance									$5,831

(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Hurricane Sally (2020)

										As of December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,									Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	Claims	Amounts)(b)
2020	$—	$—	$—	$—	$—	$—	$—	$—	$20,264	$6,716	1,685
Total									$20,264

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2020	$—	$—	$—	$—	$—	$—	$—	$—	$11,834
Total									$11,834
Liabilities for loss and LAE, net of reinsurance									$8,430

(b) The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

	December 31,
	2020	2019
Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$123,738	$88,583
Homeowners Wind-only insurance	2,086	535
Losses specific to any hurricane event prior to 2020	5,831	8,857
Losses specific to Hurricane Sally (2020)	8,430	—
Other short-duration insurance lines	980	199
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	141,065	98,174
Reinsurance recoverables	71,104	116,523
Total gross liability for unpaid losses and loss adjustment expenses	$212,169	$214,697

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2020:

Average Annual Percentage Payout of Incurred Losses by Age,
Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Homeowners multi-peril and dwelling fire insurance	53.1%	20.5%	8.9%	0.6%	1.7%	1.1%	0.1%	0.0%	0.0%
Homeowners Wind-only insurance	38.7%	22.3%	6.5%	2.0%	0.6%	0.0%	*	*	*
Other short-duration insurance lines	52.4%	15.2%	0.2%	0.0%	0.0%	—	—	—	—
Losses specific to any hurricane prior to 2020	70.9%	14.5%	3.9%	4.5%	0.3%	—	—	—	—
Losses specific to Hurricane Sally (2020)	58.4%	—	—	—	—	—	—	—	—

*	The Company began writing Homeowners Wind-only insurance in 2015.

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

For the years ended December 31, 2020, 2019 and 2018, revenues from the Company’s insurance operations before intracompany elimination represented 88.4%, 95.0% and 95.0%, respectively, of total revenues of all operating segments. At December 31, 2020 and 2019, insurance operations’ total assets represented 84.2% and 85.5%, respectively, of the combined assets of all operating segments. See Note 1 -- “Nature of Operations” for a description of the Company’s insurance operations. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
For the Year Ended December 31, 2020
Revenue:
Net premiums earned	$262,460	$—	$—	$—	$262,460
Net investment income (loss)	6,655	3	(492)	(1,602)	4,564
Net realized investment gains	670	—	330	—	1,000
Net unrealized investment gains	450	—	229	—	679
Credit losses on investments	(591)	—	(20)	—	(611)
Policy fee income	3,522	—	—	—	3,522
Gain on involuntary conversion	—	36,969	—	—	36,969
Other	1,067	9,502	2,831	(11,546)	1,854
Total revenue	274,233	46,474	2,878	(13,148)	310,437
Expenses:
Losses and loss adjustment expenses	160,036	—	—	—	160,036
Amortization of deferred policy acquisition costs	49,125	—	—	—	49,125
Interest expense	2	1,947	10,710	(925)	11,734
Depreciation and amortization	115	2,526	1,706	(2,494)	1,853
Other	32,184	5,486	22,820	(9,729)	50,761
Total expenses	241,462	9,959	35,236	(13,148)	273,509
Income (loss) before income taxes	$32,771	$36,515	$(32,358)	$—	$36,928
Total revenue from non-affiliates(c)	$274,233	$44,709	$848

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
For the Year Ended December 31, 2019
Revenue:
Net premiums earned	$216,314	$—	$—	$—	$216,314
Net investment income	12,230	1	2,348	(937)	13,642
Net realized investment gains (losses)	286	—	(540)	—	(254)
Net unrealized investment gains	6,565	—	1,385	—	7,950
Net other-than-temporary impairment losses	(289)	—	—	—	(289)
Policy fee income	3,229	—	—	—	3,229
Other	762	9,366	5,738	(13,984)	1,882
Total revenue	239,097	9,367	8,931	(14,921)	242,474
Expenses:
Losses and loss adjustment expenses	107,514	—	—	—	107,514
Amortization of deferred policy acquisition costs	37,146	—	—	—	37,146
Interest expense	2	1,653	12,043	(643)	13,055
Depreciation and amortization	113	2,542	1,285	(2,390)	1,550
Other	30,590	5,168	23,246	(11,888)	47,116
Total expenses	175,365	9,363	36,574	(14,921)	206,381
Income (loss) before income taxes	$63,732	$4	$(27,643)	$—	$36,093
Total revenue from non-affiliates(c)	$239,097	$7,738	$7,176

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

	Insurance Operations	Real Estate(a)	Corporate/ Other(b)	Reclassification/ Elimination	Consolidated
For the Year Ended December 31, 2018
Revenue:
Net premiums earned	$213,422	$—	$—	$—	$213,422
Net investment income	10,862	1	5,554	164	16,581
Net realized investment gains	4,639	—	1,544	—	6,183
Net unrealized investment losses	(8,688)	—	(1,514)	—	(10,202)
Net other-than-temporary impairment losses	—	—	(80)	—	(80)
Policy fee income	3,389	—	—	—	3,389
Other	583	9,324	4,999	(12,907)	1,999
Total revenue	224,207	9,325	10,503	(12,743)	231,292
Expenses:
Losses and loss adjustment expenses	109,328	—	—	—	109,328
Amortization of deferred policy acquisition costs	35,204	—	—	—	35,204
Interest expense	1	1,568	17,008	(481)	18,096
Depreciation and amortization	125	2,373	1,011	(2,140)	1,369
Other	25,797	4,254	20,464	(10,122)	40,393
Total expenses	170,455	8,195	38,483	(12,743)	204,390
Income (loss) before income taxes	$53,752	$1,130	$(27,980)	$—	$26,902
Total revenue from non-affiliates(c)	$224,207	$7,718	$9,331

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets.

	December 31,
	2020	2019
Segment:
Insurance Operations	$799,299	$663,280
Real Estate Operations	128,383	93,727
Corporate and Other	38,548	60,662
Consolidation and Elimination	(24,917)	(15,060)
Total assets	$941,313	$802,609

After the balance sheet date, the composition of reportable segments was changed to present TypTap Insurance Group, Inc. (“TTIG”) and its subsidiaries as a separate segment. See Note 28 -- “Subsequent Events.”

Note 17 -- Leases

The table below summarizes the Company’s ROU assets and corresponding liabilities for operating and finance leases:

	December 31
	2020	2019
Operating leases:
ROU assets	$4,002	$484
Liabilities	$4,014	$513
Finance leases:
ROU assets	$79	$79
Liabilities	$43	$60

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

In December 2020, the Company, as a lessee, terminated one of its operating leases for office space in Tampa, Florida. There was no gain or loss recognized for this early termination.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

As of December 31, 2020, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in Year
2021	$1,724	$19
2022	1,536	17
2023	887	9
Total lease payments	4,147	45
Less: interest and foreign taxes	133	2
Total lease obligations	$4,014	$43

The following table provides quantitative information with regard to the Company’s operating and finance leases:

	Years Ended December 31,
	2020	2019
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$18	$15
Interest expense	2	2
Operating lease costs*	1,123	314
Short-term lease costs*	167	198
Total lease costs	$1,310	$529
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$2	$2
Operating cash flows – operating leases	$1,132	$318
Financing cash flows – finance leases	$17	$14
	December 31, 2020
Weighted-average remaining lease term:
Finance leases (in years)	2.7
Operating leases (in years)	2.8
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	2.8%

*	Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)	There are no purchase options.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 18 -- Income Taxes

A summary of income tax expense is as follows:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$1,089	$6,177	$7,443
State	30	1,362	1,490
Foreign	106	107	104
Total current taxes	1,225	7,646	9,037
Deferred:
Federal	6,694	1,586	(245)
State	1,436	287	392
Foreign	(7)	(2)	(7)
Total deferred taxes	8,123	1,871	140
Income tax expense	$9,348	$9,517	$9,177

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$7,755	21.0	$7,579	21.0	$5,649	21.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefits	1,364	3.7	1,362	3.8	1,303	4.8
Effects of tax rate changes	—	—	(37)	—	—	—
Stock-based compensation	(296)	(0.8)	(159)	(0.4)	2,156	8.0
Non-deductible executive compensation	757	2.0	685	1.9	306	1.1
Other	(232)	(0.6)	87	0.1	(237)	(0.8)
Income tax expense	$9,348	25.3	$9,517	26.4	$9,177	34.1

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The tax returns filed for the years ending December 31, 2019, 2018, and 2017 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify interest and penalties, if any, arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no material amounts of interest or penalties for the years ended December 31, 2020, 2019 and 2018.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded income taxes of $9,348, $9,517 and $9,177, respectively, resulting in effective tax rates of 25.3%, 26.4% and 34.1%, respectively. The decrease in the effective tax rate in 2019 as compared with 2018 was primarily attributable to the unfavorable factors in 2018 consisting of the negative effect of the derecognition of deferred tax assets of $1,825 for restricted stock awards of which market conditions would not be met prior to their expiry date, the disallowance of the deductibility of the $1,887 expense representing dividends cumulatively paid on such restricted stock awards which were reclassified from retained income (see Restricted Stock Awards in Note 21 -- “Stock-Based Compensation”), offset by an increase in nondeductible performance-based compensation expenses for 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Unearned premiums	$9,687	$6,272
Losses and loss adjustment expenses	2,902	2,838
Stock-based compensation	1,084	878
Unearned revenue	335	120
Accrued expenses	146	86
Credit losses	120	77
Organizational costs	76	63
Bad debt reserve	52	9
Total deferred tax assets	14,402	10,343
Deferred tax liabilities:
Gain on involuntary conversion	(9,066)	—
Deferred policy acquisition costs	(9,459)	(5,469)
Intangible assets	(2,226)	(2,214)
Basis difference related to partnership investments	(1,578)	(1,188)
Prepaid expenses	(454)	(392)
Net unrealized investment gains	(1,507)	(1,547)
Property and equipment	(1,262)	(1,661)
Basis difference related to convertible senior notes	(242)	(1,256)
Other	(533)	(624)
Total deferred tax liabilities	(26,327)	(14,351)
Net deferred tax liabilities	$(11,925)	$(4,008)

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the deferred tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. Thus, the Company did not have a valuation allowance established as of December 31, 2020 or 2019.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and fully diluted earnings (loss) per common share is presented below:

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2020
Net income	$27,580
Less: Income attributable to participating securities	(1,462)
Basic Earnings Per Share:
Income allocated to common stockholders	26,118	7,351	$3.55

Effect of Dilutive Securities:
Stock options	—	23
Convertible senior notes	7,705	2,320
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$33,823	9,694	$3.49

(a)	Shares in thousands.

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2019
Net income	$26,576
Less: Income attributable to participating securities	(1,448)
Basic Earnings Per Share:
Income allocated to common stockholders	25,128	7,580	$3.32

Effect of Dilutive Securities:
Stock options	—	12
Convertible senior notes	8,748	2,646
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$33,876	10,238	$3.31

(a)	Shares in thousands.

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2018
Net income	$17,725
Less: Loss attributable to participating securities*	717
Basic Earnings Per Share:
Income allocated to common stockholders	18,442	7,878	$2.34

Effect of Dilutive Securities:**
Stock options	—	17
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$18,442	7,895	$2.34

(a)	Shares in thousands.

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

Note 20 -- Stockholders’ Equity

Common Stock

On December 19, 2019, the Board of Directors decided to extend the term of the 2019 stock repurchase plan to March 15, 2020. On March 13, 2020, the Board approved a stock repurchase plan for 2020 to repurchase up to $20,000 of the Company’s common shares before commissions and fees. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. There is no share repurchase plan approved by the Board for 2021.

During the years ended December 31, 2020, 2019 and 2018, the Company repurchased and retired 129,142, 454,010 and 511,628 shares, respectively, at weighted average prices per share of $39.93, $41.49 and $39.09, respectively. The total costs of shares repurchased, inclusive of fees and commissions, during the years ended December 31, 2020, 2019 and 2018 were $5,161, $18,851 and $20,015, respectively, or $39.96, $41.52 and $39.12 per share, respectively.

On October 16, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on December 18, 2020 to stockholders of record on November 20, 2020.

Prepaid Share Repurchase Forward Contracts

The Company has one outstanding prepaid share repurchase forward contract entered into with Societe Generale, a forward counterparty. The Company entered into this forward contract in conjunction with the issuance of the 4.25% Convertible Notes as described in Note 13 -- “Long-Term Debt” under Convertible Senior Notes. Under the forward contract, 191,000 shares of the Company’s common stock will be delivered to the Company over a settlement period in 2022.

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

Note 21 -- Stock-Based Compensation

Incentive Plan

The Company currently has outstanding stock-based awards granted under its 2007 Stock Option and Incentive Plan and 2012 Omnibus Incentive Plan. Only the 2012 Plan is active and available for future grants. With respect to the 2012 Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. At December 31, 2020, there were 1,477,976 shares available for grant.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2020, 2019 and 2018 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	130,000	$34.82	8.2 years	$472

Granted	110,000	$40.00
Outstanding at December 31, 2018	240,000	$37.19	8.8 years	$3,278

Granted	110,000	$53.00
Exercised	(10,000)	$6.30
Outstanding at December 31, 2019	340,000	$43.21	7.9 years	$1,657

Granted	110,000	$48.00
Exercised	(10,000)	$6.30
Outstanding at December 31, 2020	440,000	$45.25	7.6 years	$3,113

Exercisable at December 31, 2020	165,000	$42.17	6.7 years	$1,664

The following table summarizes information about options exercised for the years ended December 31, 2020, 2019 and 2018 (option amounts not in thousands):

	2020	2019	2018
Options exercised	10,000	10,000	—
Total intrinsic value of exercised options	$288	$347	$—
Tax benefits realized	$71	$85	$—

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $1,180, $870 and $521, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $76, $22 and $79 for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, there was $1,889 and $1,835, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.4 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Expected dividend yield	3.48%	3.34%	4.00%
Expected volatility	38.68%	40.17%	42.22%
Risk-free interest rate	1.63%	2.53%	2.57%
Expected life (in years)	5	5	5

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

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	597,690	$32.82
Granted	189,860	$41.81
Vested	(98,617)	$40.82
Forfeited	(56,637)	$36.46
Nonvested at December 31, 2018	632,296	$33.33

Granted	180,404	$42.79
Vested	(116,164)	$40.10
Forfeited	(299,776)	$25.31
Nonvested at December 31, 2019	396,760	$41.71

Granted	192,680	$45.57
Vested	(146,801)	$40.54
Forfeited	(18,852)	$43.60
Nonvested at December 31, 2020	423,787	$43.79

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $6,953, $5,590 and $4,111 for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, there was approximately $13,666 and $12,661, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.3 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Deferred tax benefits recognized	$1,296	$1,075	$862
Tax benefits realized for restricted stock and paid dividends	$1,448	$1,129	$1,086
Fair value of vested restricted stock	$5,952	$4,658	$4,025

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

During the years ended December 31, 2020, 2019 and 2018, no awards were issued with other than service-based vesting conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 22 -- Employee Benefit Plan

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company’s matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2020, 2019 and 2018, the Company contributed approximately $731, $638 and $536, respectively, in matching contributions, which are included in general and administrative personnel expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. At December 31, 2020 and 2019, the amounts accrued under the gratuity plan were $130 and $89, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans: the Provident Fund and the Employees State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $41, $17 and $14, respectively, for the years ended December 31, 2020, 2019 and 2018.

Note 23 -- Commitments and Contingencies

Rental Income

The Company leases available space at the Company’s various investment properties to non-affiliates at various terms. In addition, the Company leases boat slips and docks on a long-term basis. Expected annual rental income due under non-cancellable operating leases for all properties owned at December 31, 2020 is as follows:

Year	Amount
2021	$3,706
2022	3,537
2023	3,428
2024	3,414
2025	3,335
Thereafter	13,710
Total	$31,130

Capital Commitment

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At December 31, 2020, there was an aggregate unfunded balance of $10,304.

Litigation

On April 1, 2020, Gulf to Bay LM, LLC (“GTB”), a wholly-owned real estate subsidiary of the Company, sued The Kroger Co. in federal district court to enforce a guaranty of a commercial lease executed between GTB and Lucky’s Market Operating Company, LLC which filed for bankruptcy in the first quarter of 2020. See Note 28 -- “Subsequent Events.”

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 24 -- Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2020, 2019 and 2018.

	Three Months Ended
	03/31/20	06/30/20	09/30/20	12/31/20
Net premiums earned	$61,646	$73,449	$62,463	$64,902
Total revenue	55,380	80,717	104,027	70,313
Losses and loss adjustment expenses	28,078	39,843	51,743	40,372
Policy acquisition and other underwriting expenses	11,826	12,991	14,210	14,832
Interest expense	2,970	3,020	2,856	2,888
Total expenses	54,723	68,894	82,491	67,401
Income before income taxes	657	11,823	21,536	2,912
Net income	547	8,936	15,390	2,707
Comprehensive (loss) income	(1,585)	10,286	15,634	2,611
Earnings per share:
Basic	$0.07	$1.16	$1.97	$0.35
Diluted*	$0.07	$1.08	$1.68	$0.35

*	During the quarters ended March 31, 2020 and December 31, 2020, the convertible senior notes were antidilutive.

	Three Months Ended
	03/31/19	06/30/19	09/30/19	12/31/19
Net premiums earned	$51,184	$51,998	$54,434	$58,698
Total revenue	60,634	58,630	59,979	63,231
Losses and loss adjustment expenses	26,996	24,293	27,327	28,898
Policy acquisition and other underwriting expenses	9,673	10,077	10,988	11,759
Interest expense	4,337	2,884	2,907	2,927
Total expenses	51,351	48,315	52,260	54,455
Income before income taxes	9,283	10,315	7,719	8,776
Net income	6,738	7,553	5,853	6,432
Comprehensive income	8,732	8,767	6,189	6,519
Earnings per share:
Basic	$0.82	$0.93	$0.73	$0.84
Diluted**	$0.82	$0.90	$0.73	$0.82

**	During the quarters ended March 31, 2019 and September 30, 2019, the convertible senior notes were antidilutive.

	Three Months Ended
	03/31/18	06/30/18	09/30/18	12/31/18
Net premiums earned	$53,522	$52,965	$54,177	$52,758
Total revenue	57,739	58,813	61,743	52,997
Losses and loss adjustment expenses	19,655	21,803	25,769	42,101
Policy acquisition and other underwriting expenses	9,360	9,959	9,829	9,795
Interest expense	4,470	4,505	4,552	4,569
Total expenses	42,935	47,293	49,820	64,342
Income (loss) before income taxes	14,804	11,520	11,923	(11,345)
Net income (loss)	10,791	6,403	8,997	(8,466)
Comprehensive income (loss)	8,340	6,413	8,955	(8,818)
Earnings (loss) per share:
Basic	$1.25	$0.96	$1.08	$(0.95)
Diluted***	$1.11	$0.92	$1.00	$(0.95)

***	During the quarter ended December 31, 2018, the convertible senior notes and stock options were antidilutive.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 25 -- Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the Florida Business Corporation Act and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 2020, without prior regulatory approval, $139,670 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2021. The following briefly describes certain related and other requirements and restrictions imposed by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

Florida

HCPCI and TypTap, which are domiciled in Florida, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”), which Florida utilizes for determining solvency under the Florida Insurance Code (the “Code”). The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Florida. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from entity to entity within a state, and may change in the future.

The Code requires HCPCI and TypTap to maintain capital and surplus equal to the greater of 10% of their respective liabilities or a statutory minimum as defined in the Code. At December 31, 2020, HCPCI and TypTap were required to maintain minimum capital and surplus of $31,140 and $10,000, respectively. At December 31, 2019, HCPCI and TypTap were required to maintain minimum capital and surplus of $21,700 and $10,000, respectively. HCPCI and TypTap were in compliance with these requirements at December 31, 2020 and 2019.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2020 and 2019, HCPCI’s statutory-basis capital and surplus was approximately $119,900 and $159,000, respectively. For the year ended December 31, 2020, HCPCI had a statutory-basis net loss of approximately $28,780 as opposed to statutory-basis net income of approximately $18,400 and $20,700 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2020 and 2019, TypTap’s statutory-basis capital and surplus was approximately $38,500 and $27,200, respectively. For the years ended December 31, 2020 and 2019, TypTap’s statutory-basis net loss was approximately $10,900 and $5,200, respectively, as opposed to statutory-basis net income of approximately $2,034 for the year ended December 31, 2018. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

Since inception to September 2020, HCPCI and TypTap have each maintained a cash deposit with the Insurance Commissioner of the State of Florida in the amount of $300 to meet regulatory requirements. TypTap later increased its cash deposit to $2,000 and placed a U.S. Government security in the amount of $310 with the State during the fourth quarter of 2020 in connection with its current expansion.

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

As a result, only HCPCI was qualified to make dividend payments at December 31, 2020, 2019 and 2018. Without prior written approval from the FLOIR, TypTap was not permitted to make any dividend payments.

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

Years Ended December 31,
	2020	2019	2018
HCPCI:
Gross	3.02 to 1	1.92 to 1	2.17 to 1
Net	1.84 to 1	1.15 to 1	1.27 to 1
TypTap:
Gross	2.47 to 1	2.23 to 1	0.57 to 1
Net	1.50 to 1	1.63 to 1	0.38 to 1

Bermuda

The Bermuda Monetary Authority requires Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled reinsurance subsidiary, to maintain minimum capital and surplus of $2,000. At December 31, 2020 and 2019, Claddaugh’s statutory capital and surplus was approximately $58,300 and $34,500, respectively. For the years ended December 31, 2020, Claddaugh reported statutory net income of approximately of $1,400 as opposed to statutory net losses of approximately $4,400 and $8,100 for the years ended December 31, 2019 and 2018, respectively. During 2020, the Company contributed approximately $22,600 of capital to Claddaugh versus $6,000 and $10,000 of capital returned by Claddaugh during 2019 and 2018, respectively.

HCPCI and TypTap are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2020 and 2019, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2020, the combined statutory capital and surplus and minimum capital and surplus of the Company’s U.S. insurance subsidiaries were approximately $158,430 and $122,959, respectively.

At December 31, 2020 and 2019, restricted net assets represented by the Company’s insurance subsidiaries amounted to $160,710 and $191,210, respectively.

Note 26 -- Related Party Transactions

Claddaugh had a reinsurance agreement with Oxbridge Reinsurance Limited (“Oxbridge”) whereby a portion of the business assumed from the Company’s insurance subsidiary, HCPCI, was ceded by Claddaugh to Oxbridge. On May 28, 2018, Claddaugh terminated its multi-year reinsurance contract with Oxbridge, effective June 1, 2018. Upon termination, Claddaugh agreed to pay Oxbridge a settlement fee of $600 and derecognized the benefits accrued in connection with retrospective provisions. The settlement fee and the derecognition of the $622 of accrued benefits were recorded in premiums ceded. With respect to the period from June 1, 2017 through May 31, 2018, Oxbridge assumed $7,400 of the total covered exposure for approximately $3,400 in premiums. Among the Oxbridge shareholders were Paresh Patel, the Company’s chief executive officer, and members of his immediate family and three of the Company’s non-employee directors including Sanjay Madhu who served as Oxbridge’s president and chief executive officer.

In March 2018, the Company purchased six-month certificates of deposit totaling approximately $15,094 from First Home Bank, a local bank in the Tampa Bay area where two of the Company’s directors are members of the bank’s board of directors. In May

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

2018, the Company moved the funds from the certificate of deposit accounts to a money market account. The interest rates and terms of the accounts were comparable to those offered at the time to other clients of the bank. All accounts with this bank were closed during 2019.

Note 27 -- Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$13,944	$17,738
Fixed-maturity securities, available for sale, at fair value	216	745
Equity securities, at fair value	9,496	6,689
Limited partnership investments, at equity	20,542	21,405
Note receivable – related party	23,280	1,280
Investment in subsidiaries	304,816	290,675
Property and equipment, net	753	345
Right-of-use assets - operating leases	7,118	2,023
Income tax receivable	8,348	—
Other assets	4,036	2,443
Total assets	$392,549	$343,343
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$6,660	$5,813
Lease liabilities - operating leases	4,319	713
Income tax payable	—	1,443
Deferred income taxes, net	1,645	2,587
Revolving credit facility	23,750	9,750
Long-term debt	133,967	134,080
Due to related parties	21,072	3,414
Total liabilities	191,413	157,800
Total stockholders’ equity	201,136	185,543
Total liabilities and stockholders’ equity	$392,549	$343,343

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2020	2019	2018
Net investment (loss) income	$(676)	$2,295	$5,348
Net realized investment gains (losses)	330	(541)	1,544
Net unrealized investment gains (losses)	229	1,385	(1,514)
Net other-than-temporary impairment losses	—	—	(80)
Credit losses on investments	(20)	—	—
Loss on repurchases of convertible senior notes	(150)	—	—
Interest expense	(10,710)	(12,042)	(17,007)
Operating expenses	(6,887)	(6,353)	(5,429)
Loss before income tax benefit and equity in income of subsidiaries	(17,884)	(15,256)	(17,138)
Income tax benefit	4,024	3,092	1,856
Net loss before equity in income of subsidiaries	(13,860)	(12,164)	(15,282)
Equity in income of subsidiaries	41,440	38,740	33,007
Net income	$27,580	$26,576	$17,725

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$27,580	$26,576	$17,725
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	4,488	3,638	2,550
Net realized investment (gains) losses	(330)	541	(1,544)
Net unrealized investment (gains) losses	(229)	(1,385)	1,514
Net (accretion of discount) amortization of premiums on investments in fixed-maturity securities	(42)	66	(3)
Depreciation and amortization	4,686	5,194	7,737
Net income from limited partnership investments	1,781	(701)	(3,007)
Distributions from limited partnership interests	844	1,661	1,495
Other-than-temporary impairment losses	—	—	80
Credit losses on investments	20	—	—
Loss on repurchases of convertible senior notes	150	—	—
Equity in income of subsidiaries	(41,440)	(38,740)	(33,007)
Deferred income taxes	(935)	(916)	1,075
Changes in operating assets and liabilities:
Income taxes	(9,791)	4,462	4
Other assets	(629)	(3,042)	(144)
Accrued expenses and other liabilities	1,096	1,750	273
Due to related parties	17,438	(16,754)	(2,600)
Net cash provided by (used in) operating activities	4,687	(17,650)	(7,852)
Cash flows from investing activities:
Investment in limited partnership interest	(3,376)	(1,602)	(5,125)
Investment in note receivable – related party	(22,000)	—	—
Purchase of fixed-maturity securities	(7)	(234)	(5,864)
Purchase of equity securities	(35,855)	(8,733)	(16,913)
Purchase of short-term and other investments	(200)	(187)	(50,510)
Purchase of property and equipment	(742)	(176)	(154)
Proceeds from sales of fixed-maturity securities	447	477	2,215
Proceeds from calls, repayments and maturities of fixed-maturity securities	27	35,361	—
Proceeds from sales of equity securities	30,688	9,906	20,698
Proceeds from sales, redemptions and maturities of short-term and other investments	537	25,733	25,401
Collection of note receivable – related party	—	—	6,000
Distributions from limited partnership interests	1,614	948	158
Dividends received from subsidiary	52,500	44,000	42,000
Return of capital from subsidiary	9	6,000	10,000
Investment in subsidiaries	(22,629)	(5,000)	—
Net cash provided by investing activities	1,013	106,493	27,906

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Repurchases of common stock	(1,547)	(1,203)	(1,151)
Repurchases of common stock under share repurchase plan	(5,161)	(18,851)	(20,015)
Repurchases of convertible senior notes	(4,459)	—	—
Debt issuance costs paid	—	(459)	—
Cash dividends paid to stockholders	(12,694)	(13,012)	(11,318)
Cash dividends received under share repurchase forward contract	306	306	967
Net borrowing under revolving credit facility	14,000	9,750	—
Proceeds from exercise of stock options	63	63	—
Repayment of long-term debt	(2)	(89,991)	—
Net cash used in financing activities	(9,494)	(113,397)	(31,517)
Net decrease in cash and cash equivalents	(3,794)	(24,554)	(11,463)
Cash and cash equivalents at beginning of year	17,738	42,292	53,755
Cash and cash equivalents at end of year	$13,944	$17,738	$42,292

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 28 -- Subsequent Events

On January 15, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on March 19, 2021 to stockholders of record on February 19, 2021.

On January 18, 2021, the Company entered into a renewal rights agreement with United in connection with the assumed business described in Note 1 -- “Nature of Operations.” Under the agreement, the Company acquired all rights to renew and/or replace United’s insurance policies at the end of their respective policy periods in the states of Connecticut, Massachusetts, New Jersey and Rhode Island. The policy replacement date is June 1, 2021 or later as mutually agreed by both parties. The agreement also contains a non-compete clause that does not permit United to engage in marketing, selling, writing, renewing, or servicing any insurance contract in these states until July 1, 2024. In return, United received 100,000 shares of HCI’s common stock and a 6% commission on the aggregate replacement premium in excess of $80,000. The total commission will not exceed $3,100.

On February 12, 2021, the Company committed to provide a revolving line of credit with borrowing capacity of up to $60,000 to TypTap Insurance Group, Inc., a wholly-owned subsidiary. The credit line was available until the earlier of June 30, 2022 and the securing of alternative financing. This commitment has ended on February 26, 2021 after the investment transaction described below.

On February 26, 2021, TTIG, the Company’s wholly-owned subsidiary, completed an investment transaction with a fund associated with Centerbridge Partners, L.P. Under the agreement, TTIG issued 9,000,000 voting shares of its Series A-1 Preferred Stock and 1,000,000 non-voting shares of its Series A-2 Preferred Stock (together “Series A Preferred Stock”), $0.001 par value, at a price of $10 per share for total proceeds of $100,000. Cumulative dividends are payable semi-annually in cash or paid-in-kind at TTIG’s option. Cash dividend rates are $0.50 per share in Year 1, $0.60 per share in Year 2, $0.75 per share in Year 3, and $0.95 in Year 4 and thereafter. The rates for paid-in-kind are $0.60 per share in Year 1 and $0.70 per share in Year 2. The holders of the Series A Preferred Stock have the right to convert the stock at any time into shares of common stock with an initial conversion rate of 1 to 1. The conversion rate will be adjusted under certain conditions. Unless converted earlier, all shares of Series A Preferred Stock will be automatically converted into shares of TTIG’s common stock at the then-applicable conversion rate upon 1) a public offering of TTIG’s common stock with gross proceeds of not less than $250,000 with a price per share at least equal to 150% of the original purchase price of the shares, or 2) at the election of holders of a majority of the Series A Preferred Stock, whichever comes first. The holders of Series A Preferred Stock also have redemption rights and liquidation preference.

In connection with the transaction, the lead investor was granted warrants to purchase 750,000 shares of HCI with an exercise price of $54.40 per share. The warrants will be immediately exercisable and will expire on the fourth anniversary of the date of issuance.

On March 2, 2021, GTB received from Kroger Co. approximately $3,100 in settlement of the lawsuit filed by GTB to enforce the guaranty described in Note 23 -- “Commitments and Contingencies.” GTB recorded this settlement in 2021.

On March 8, 2021, the Company repaid the outstanding balance of $23,750 on its revolving credit facility. The borrowing capacity of the facility is now $65,000.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2020). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Dixon Hughes Goodman, LLP, an independent registered public accounting firm, has audited the 2020 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 14 – Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2020 and 2019 provided by Dixon Hughes Goodman, LLP, our principal accountant (in thousands):

	2020	2019
Audit fees (a)	$454	$390
All other fees (b)	98	—
	$552	$390

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

The Audit Committee pre-approved all 2020 engagements and fees for services provided by our principal accountant.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

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

3.2	Bylaws, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed September 13, 2019.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Common Stock Purchase Warrant, dated February 26, 2021, issued by HCI Group, Inc. to CB Snowbird Holdings, L.P. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 1, 2021.

4.6	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

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

10.1

Preferred Stock Purchase Agreement, dated February 26, 2021, among TypTap Insurance Group, Inc., HCI Group, Inc., and CB Snowbird Holdings, L.P. Incorporated by reference to the corresponding numbered exhibit to our Form 8-K filed March 1, 2021.

10.2

Amended and Restated Articles of Incorporation of TypTap Insurance Group, Inc. filed February 26, 2021. Incorporated by reference to the corresponding numbered exhibit to our Form 8-K filed March 1, 2021.

10.3

Shareholders Agreement, dated February 26, 2021, among TypTap Insurance Group, Inc., CB Snowbird Holdings, L.P., HCI Group, Inc., and the other shareholders party thereto. Incorporated by reference to the corresponding numbered exhibit to our Form 8-K filed March 1, 2021.

10.4

Parent Guaranty Agreement, dated February 26, 2021, between HCI Group, Inc. and CB Snowbird Holdings, L.P. Incorporated by reference to the corresponding numbered exhibit to our Form 8-K filed March 1, 2021.

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

10.34	Joinder, Second Amendment to Credit Agreement and Modification of Other Loan Documents. Incorporated by reference to the corresponding numbered exhibit to our Form 8-K filed January 28, 2021.

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

10.48**	TypTap Insurance Group, Inc. 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 of our Form 8-K filed March 1, 2021.

10.49**	Form of Restricted Stock Award Agreement of TypTap Insurance Group, Inc. Incorporated by reference to Exhibit 10.6 of our Form 8-K filed March 1, 2021.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

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

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to exhibit 99.2 to our Form 8-K filed February 14, 2018.

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 22, 2019.

10.105**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. date January 16, 2020. Incorporated by reference to exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to exhibit 99.2 to our Form 8-K filed January 23, 2020.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan.

EX-104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

March 12, 2021	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2021	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

March 12, 2021	By	/s/ James Mark Harmsworth
James Mark Harmsworth, Chief Financial Officer (Principal Financial and Accounting Officer)

March 12, 2021	By	/s/ Wayne Burks
Wayne Burks, Director

March 12, 2021	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 12, 2021	By	/s/ Gregory Politis
Gregory Politis, Director

March 12, 2021	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 12, 2021	By	/s/ Susan Watts
Susan Watts, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.