Form 10-Q
period 2021-03-31
HCI Group, Inc.
filed 2021-05-07
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

HCI Group, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-5961396
(State of Incorporation)	(IRS Employer Identification No.)

3802 Coconut Palm Drive
Tampa, FL 33619
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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on April 30, 2021 was 8,483,372.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $58,921 and $70,265, respectively and allowance for credit losses: $579 and $588, respectively)	$60,202	$71,722
Equity securities, at fair value (cost: $45,968 and $47,029, respectively)	49,800	51,130
Limited partnership investments	26,726	27,691
Investment in unconsolidated joint venture, at equity	680	705
Real estate investments	74,015	74,472
Total investments	211,423	225,720
Cash and cash equivalents	553,397	431,341
Restricted cash	2,400	2,400
Accrued interest and dividends receivable	595	588
Income taxes receivable	481	4,554
Premiums receivable, net	29,459	68,382
Prepaid reinsurance premiums	14,974	36,376
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	10,652	14,127
Unpaid losses and loss adjustment expenses (allowance: $73 and $85, respectively)	61,070	71,019
Deferred policy acquisition costs	40,466	43,858
Property and equipment, net	13,026	12,767
Right-of-use assets - operating leases	3,571	4,002
Intangible assets, net	11,255	3,568
Other assets	63,784	22,611
Total assets	$1,016,553	$941,313

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses	$205,773	$212,169
Unearned premiums	264,305	269,399
Advance premiums	24,291	11,370
Assumed reinsurance balances payable	88	87
Reinsurance payable on paid losses and loss adjustment expenses	2,317	—
Accrued expenses	14,404	10,181
Deferred income taxes, net	10,052	11,925
Revolving credit facility	—	23,750
Long-term debt	160,539	156,511
Lease liabilities - operating leases	3,579	4,014
Other liabilities	27,705	40,771
Total liabilities	713,053	740,177
Commitments and contingencies (Note 21)
Redeemable noncontrolling interest (Note 18)	85,892	—
Equity:
Common stock (no par value, 40,000,000 shares authorized, 8,289,682 and 7,785,617 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	—	—
Additional paid-in capital	—	—
Retained income	216,086	199,592
Accumulated other comprehensive income, net of taxes	1,405	1,544
Total stockholders’ equity	217,491	201,136
Noncontrolling interests	117	—
Total equity	217,608	201,136
Total liabilities, redeemable noncontrolling interest and equity	$1,016,553	$941,313

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue
Gross premiums earned	$130,942	$92,365
Premiums ceded	(43,099)	(30,719)
Net premiums earned	87,843	61,646
Net investment income (loss)	4,594	(192)
Net realized investment gains (losses)	1,113	(2,244)
Net unrealized investment losses	(269)	(4,805)
Credit losses on investments	—	(439)
Policy fee income	970	829
Other	623	585
Total revenue	94,874	55,380
Expenses
Losses and loss adjustment expenses	45,751	28,078
Policy acquisition and other underwriting expenses	23,065	11,826
General and administrative personnel expenses	9,650	8,367
Interest expense	2,079	2,970
Other operating expenses	4,227	3,482
Total expenses	84,772	54,723
Income before income taxes	10,102	657
Income tax expense	3,257	110
Net income	6,845	547
Net income attributable to redeemable noncontrolling interest (Note 18)	(794)	—
Net loss attributable to noncontrolling interests	97	—
Net income attributable to HCI	$6,148	$547
Basic earnings per share	$0.82	$0.07
Diluted earnings per share	$0.75	$0.07

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$6,845	$547
Other comprehensive loss:
Change in unrealized loss on investments:
Net unrealized losses arising during the period	(182)	(3,471)
Credit losses charged to income	—	439
Call and repayment gains charged to investment income	(2)	(66)
Reclassification adjustment for net realized (gains) losses	(1)	273
Net change in unrealized losses	(185)	(2,825)
Deferred income taxes on above change	45	693
Total other comprehensive loss, net of income taxes	(140)	(2,132)
Comprehensive income (loss)	6,705	(1,585)
Comprehensive loss attributable to noncontrolling interests	98	—
Comprehensive income (loss) attributable to HCI	$6,803	$(1,585)

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

For the Three Months Ended March 31, 2021

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2020	7,785,617	$—	$—	$199,592	$1,544	$201,136	$—	$201,136
Net income (loss)	—	—	—	6,148	—	6,148	(97)	6,051
Cumulative effect of change in accounting principle	—	—	—	(3,018)	—	(3,018)	—	(3,018)
Total other comprehensive loss, net of income taxes	—	—	—	—	(139)	(139)	(1)	(140)
Issuance of restricted stock	548,086	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,050)	—	—	—	—	—	—	—
Cancellation of restricted stock	(141,600)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(371)	—	(20)	—	—	(20)	—	(20)
Issuance of common stock	100,000		5,410			5,410	—	5,410
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	215	215
Issuance of warrants, net of issuance costs (Note 18)	—	—	8,640	—	—	8,640	—	8,640
Common stock dividends ($0.40 per share)	—	—	—	(2,793)	—	(2,793)	—	(2,793)
Stock-based compensation	—	—	2,127	—	—	2,127	—	2,127
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(16,157)	16,157	—	—	—	—
Balance at March 31, 2021	8,289,682	$—	$—	$216,086	$1,405	$217,491	$117	$217,608

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2020

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2019	7,764,564	$—	$—	$183,365	$2,178	185,543
Net income	—	—	—	547	—	547
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,132)	(2,132)
Cumulative effect on adoption of credit loss standard	—	—	—	(453)	—	(453)
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	45,000	—	—	—	—	—
Forfeiture of restricted stock	(7,138)	—	—	—	—	—
Repurchase and retirement of common stock	(371)	—	(17)	—	—	(17)
Repurchase and retirement of common stock under share repurchase plan	(76,851)	—	(3,041)	—	—	(3,041)
Common stock dividends ($0.40 per share)	—	—	—	(3,095)	—	(3,095)
Stock-based compensation	—	—	1,841	—	—	1,841
Additional paid-in capital shortfall allocated to retained income	—	—	1,154	(1,154)	—	—
Balance at March 31, 2020	7,735,204	$—	$—	$179,210	$46	$179,256

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income attributable to HCI	$6,148	$547
Net income attributable to noncontrolling interests	697	—
Net income	6,845	547
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,342	1,841
Net amortization of premiums (accretion of discounts) on investments in fixed-maturity securities	77	(20)
Depreciation and amortization	1,363	2,182
Deferred income tax benefit	(847)	(47)
Net realized investment (gains) losses	(1,113)	2,244
Net unrealized investment losses	269	4,805
Credit loss expense - investments	—	439
Credit loss expense - reinsurance recoverable	(12)	(24)
Loss from unconsolidated joint venture	25	16
Net (income) loss from limited partnership interests	(787)	2,935
Distributions received from limited partnership interests	478	382
Foreign currency remeasurement loss	9	80
Other non-cash items	21	1
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(7)	(308)
Income taxes	4,073	124
Premiums receivable, net	38,923	1,357
Prepaid reinsurance premiums	21,402	10,363
Reinsurance recoverable	13,436	14,546
Deferred policy acquisition costs	3,392	1,325
Other assets	(45,808)	(2,651)
Losses and loss adjustment expenses	(6,396)	(7,589)
Unearned premiums	(5,094)	(16,008)
Advance premiums	12,921	38,956
Assumed reinsurance balances payable	1	(22)
Reinsurance payable on paid losses and loss adjustment expenses	2,317	—
Accrued expenses and other liabilities	(11,690)	(71)
Net cash provided by operating activities	36,140	55,403

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from investing activities:
Investments in limited partnership interests	(272)	(919)
Distributions received from limited partnership interests	1,546	314
Purchase of property and equipment	(697)	(353)
Purchase of real estate investments	(55)	(2,452)
Purchase of fixed-maturity securities	(1,263)	(9,089)
Purchase of equity securities	(27,128)	(4,548)
Purchase of short-term and other investments	(990)	—
Proceeds from sales of fixed-maturity securities	36	4,049
Proceeds from calls, repayments and maturities of fixed-maturity securities	12,486	27,914
Proceeds from sales of equity securities	34,378	9,007
Proceeds from sales, redemptions and maturities of short-term and other investments	1,100	—
Net cash provided by investing activities	19,141	23,923
Cash flows from financing activities:
Cash dividends paid	(2,869)	(3,172)
Cash dividends received under share repurchase forward contract	76	77
Net (repayment) borrowing under revolving credit facility	(23,750)	14,000
Proceeds from exercise of common stock options	—	63
Proceeds from issuance of redeemable noncontrolling interest	100,000	—
Issuance costs - redeemable noncontrolling interest	(6,262)	—
Proceeds from issuance of long-term debt	—	10,000
Repayment of long-term debt	(239)	(9,160)
Repurchases of common stock	(20)	(17)
Repurchases of common stock under share repurchase plan	—	(3,041)
Debt issuance costs	(152)	(165)
Net cash provided by financing activities	66,784	8,585
Effect of exchange rate changes on cash	(9)	(51)
Net increase in cash, cash equivalents, and restricted cash	122,056	87,860
Cash, cash equivalents, and restricted cash at beginning of period	433,741	229,918
Cash, cash equivalents, and restricted cash at end of period	$555,797	$317,778

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$31	$33
Cash paid for interest	$3,186	$3,349
Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(140)	$(2,132)
Receivable from sales of equity securities	$46	$61
Receivable from maturities of fixed-maturity securities	$—	$219
Payable on purchases of equity securities	$—	$142
Payable on purchases of fixed-maturity securities	$—	$9,616
Warrants issued in Centerbridge transaction	$9,217	$—
Acquisition of intangibles:
Common stock issued	$5,410	$—
Contingent consideration payable	$2,419	$—

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). Both HCPCI and TypTap are authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida and in several other states. The operations of both insurance subsidiaries are supported by HCI Group, Inc. and certain HCI subsidiaries. The Company emphasizes the use of internally developed technologies to collect and analyze claims and other supplemental data to generate savings and efficiency for the operations of the insurance subsidiaries.

Effective December 31, 2020, United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”), ceded a portion of its personal lines insurance business in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island to HCPCI. Under the reinsurance agreement, HCPCI provides 69.5% quota share reinsurance on all of United’s in-force, new and renewal policies in those states from December 31, 2020 through May 31, 2021. In exchange, HCPCI paid United an allowance of $4,400 towards already purchased catastrophe reinsurance and a provisional ceding commission of 25% of premium. That percentage could increase up to 31.5% depending on the direct loss ratio results from the reinsured business.

On January 18, 2021, the Company entered into a renewal rights agreement with United in connection with the assumed business. Under the agreement, the Company acquired all rights to renew and/or replace United’s homeowners insurance policies at the end of their respective policy periods in the states of Connecticut, Massachusetts, New Jersey and Rhode Island. The policy replacement date is June 1, 2021 or such other date as mutually agreed by both parties. The agreement also contains a non-compete clause that does not permit United to engage in marketing, selling, writing, renewing, or servicing any homeowners insurance contracts in these states until July 1, 2024. In return, United received 100,000 shares of HCI’s common stock and will receive a 6% commission on any replacement premium in excess of $80,000. The total commission will not exceed $3,100.

In the first quarter of 2021, the Company reorganized its operations to focus on specific business segments, resulting in the creation of TypTap Insurance Group, Inc. (“TTIG”) with a separate workforce, board of directors and financial reporting structure. In February 2021, TTIG received a capital investment from a third party representing a minority interest as described in Note 18 -- “Redeemable Noncontrolling Interest.” Companies under TTIG include TypTap, TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company, Inc., the parent company of an India company, Exzeo Software Private Limited. TTIG and its subsidiaries are considered a new reporting segment known as TypTap Group. The Company’s reportable segments now include HCPCI insurance operations, TypTap Group, real estate operations, and corporate and other. Real estate operations are conducted by Greenleaf Capital, LLC, the Company’s real estate subsidiary, which is primarily engaged in the businesses of owning and leasing real estate and operating marina facilities.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2021 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2021. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K, which was filed with the SEC on March 12, 2021.

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

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to reinsurance with retrospective provisions, reinsurance recoverable, deferred income taxes, limited partnership investments, warrants, redeemable noncontrolling interest, intangible assets acquired from United, and stock-based compensation expense involve significant judgments and estimates material to the Company’s consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Adoption of New Accounting Standards

Accounting Standards Update No. 2020-06. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06 (“ASU 2020-06”) Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 removes certain bifurcation models for convertible debt instruments and convertible preferred stock. Therefore, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. The amendments also remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception and amend the derivative scope exception guidance for contracts in an entity’s own equity. In addition, the amendments expand disclosure requirements for convertible instruments and simplify areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments.

The Company elected to early adopt this update on January 1, 2021 using the modified retrospective method. The adoption of this update increased long-term debt by $4,000 and simultaneously decreased beginning retained income and deferred income tax liabilities by $3,018 and $982, respectively. The if-converted method will be the only permissible method for computing the dilutive effect of a convertible debt instrument. Interest expense no longer includes amortization of debt discount.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents an economic interest in TTIG and is presented in the temporary equity (mezzanine) section of the consolidated balance sheet. The interest contains rights in dividends, voting, conversion, participation, liquidation preference and redemption. The redemption feature is not solely within the control of TTIG (See Note 18 -- “Redeemable Noncontrolling Interest”).

The redeemable noncontrolling interest is initially recorded at fair value and is decreased by related issuance costs. The fair value is estimated using a residual fair value approach. The effect of increasing dividend rates is accreted to the redeemable noncontrolling interest with a corresponding debit to retained income. The effective interest method is used for accretion over the period of the increasing dividend rates. The carrying value of the interest is also subsequently adjusted for accrued dividends and dividend payments. The Company has an option to pay the dividends in cash or make a payment in kind. The dividends are accrued monthly assuming that they will be settled in cash.

When the redemption is probable, the Company elects to recognize changes in the redemption value immediately as it occurs and adjust the carrying value of the interest to the maximum redemption value which is the higher of the redemption price or fair market value at the reporting date. Such changes in the redemption value are treated as dividends when calculating income available to common stockholders.

Noncontrolling Interests

The Company has noncontrolling interests attributable to TTIG. A noncontrolling interest arises when the Company has less than 100% of the voting rights and economic interests in a subsidiary. The noncontrolling interest is periodically adjusted for the expensing of TTIG’s restricted stock awards granted to its employees, the interest’s share of TTIG’s net income or loss to common stockholders and change in other comprehensive income or loss.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards is generally recognized as compensation expense over the requisite service period, which is defined as the period during which a recipient is required to provide service in exchange for an award. Forfeitures of the Company’s stock-based awards are accounted for as they occur. The Company uses a straight-line attribution method for all grants that include only a service condition. Restricted stock grants with market conditions are expensed over the derived service period. Expensing market-based awards may be expedited if the conditions are met sooner than anticipated. The Company’s outstanding stock-based awards include stock options and restricted stock awards with service and market conditions. Compensation expense related to all awards is included in general and administrative personnel expenses. The Company receives a windfall tax benefit for certain stock option exercises and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. The Company recognizes tax windfalls and shortfalls in the consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Reclassification

In response to the new reporting segment described in Note 1 -- “Nature of Operations,” the prior period segment information has been reclassified to conform with the current period presentation. TypTap and TypTap Management Company were removed from the segment previously referred to as Insurance Operations to form the new TypTap Group segment. The information technology companies which had previously been presented in the Corporate and Other segment were also added to the TypTap Group segment.

Note 3 -- Recent Accounting Pronouncements

Accounting Standards Update No. 2021-01. In January 2021, the FASB issued Accounting Standards Update No. 2021-01 (“ASU 2021-01”) Reference Rate Reform (Topic 848). This update refines the scope of ASC 848 and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform activities. ASU 2021-01 permits entities to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives in connection with reference rate reform activities under way in global financial markets. It also extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. ASU 2021-01 is effective immediately and does not have any material impact on the Company’s consolidated financial statements.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$553,397	$431,341
Restricted cash	2,400	2,400
Total	$555,797	$433,741

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At March 31, 2021 and December 31, 2020, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Credit Loss	Gain	Loss	Value
As of March 31, 2021
U.S. Treasury and U.S. government agencies	$10,662	$—	$156	$(15)	$10,803
Corporate bonds	42,346	(579)	1,581	(52)	43,296
States, municipalities, and political subdivisions	2,759	—	85	—	2,844
Exchange-traded debt	3,119	—	126	(21)	3,224
Redeemable preferred stock	35	—	—	—	35
Total	$58,921	$(579)	$1,948	$(88)	$60,202
As of December 31, 2020
U.S. Treasury and U.S. government agencies	$13,759	$—	$210	$(1)	$13,968
Corporate bonds	49,957	(579)	1,570	(17)	50,931
States, municipalities, and political subdivisions	3,023	—	60	(2)	3,081
Exchange-traded debt	3,491	(9)	230	(5)	3,707
Redeemable preferred stock	35	—	—	—	35
Total	$70,265	$(588)	$2,070	$(25)	$71,722

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,		December 31,
	2021		2020
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$18,660	$18,888	$21,122	$21,258
Due after one year through five years	34,153	34,844	43,561	44,339
Due after five years through ten years	3,108	3,378	2,731	3,060
Due after ten years	3,000	3,092	2,851	3,065
	$58,921	$60,202	$70,265	$71,722

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three months ended March 31, 2021 and 2020 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2021	$36	$1	$—
Three months ended March 31, 2020	$4,049	$77	$(350)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of March 31, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(15)	$2,947	$—	$—	$(15)	$2,947
Corporate bonds	(52)	3,240	—	—	(52)	3,240
Exchange-traded debt	(21)	349	—	—	(21)	349
Total available-for-sale securities	$(88)	$6,536	$—	$—	$(88)	$6,536

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2020	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(1)	$1,337	$—	$—	$(1)	$1,337
Corporate bonds	(17)	3,085	—	—	(17)	3,085
States, municipalities, and political subdivisions	(2)	1,268	—	—	(2)	1,268
Exchange-traded debt	(5)	336	—	—	(5)	336
Total available-for-sale securities	$(25)	$6,026	$—	$—	$(25)	$6,026

At March 31, 2021 and December 31, 2020, there were 17 and 12 securities, respectively, in an unrealized loss position.

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

The table below summarized the activity in the allowance for credit losses of available-for-sale securities for the three months ended March 31, 2021 and 2020:

	2021	2020
Balance at January 1	$588	$—
Credit loss expense	—	439
Reductions for securities sold	(9)	—
Balance at March 31	$579	$439

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At March 31, 2021 and December 31, 2020, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
March 31, 2021	$45,968	$4,304	$(472)	$49,800
December 31, 2020	$47,029	$4,649	$(548)	$51,130

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income for the periods related to equity securities still held.

	Three Months Ended
	March 31,
	2021	2020
Net gains (losses) recognized	$467	$(6,776)
Exclude: Net realized gains (losses) recognized for securities sold	736	(1,971)
Net unrealized losses recognized	$(269)	$(4,805)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three months ended March 31, 2021 and 2020 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2021	$34,378	$1,142	$(406)
Three months ended March 31, 2020	$9,007	$785	$(2,756)

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

	March 31, 2021			December 31, 2020
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$7,084	$2,085	15.37	$8,131	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	5,311	—	1.76	5,512	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	6,232	1,401	0.18	6,513	1,401	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	4,330	—	0.47	4,262	—	0.47
Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	3,769	6,375	2.24	3,273	6,818	2.24
Total	$26,726	$9,861		$27,691	$10,304

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
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

(i)	The capital commitment period has ended but an additional funding may be requested.
(j)	Expected to have an eight-year term from November 27, 2019.

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

	Three Months Ended
	March 31,
	2021	2020
Operating results:
Total income	$(10,948)	$(450,892)
Total expenses	(55,512)	(54,812)
Net (loss) income	$(66,460)	$(505,704)

	March 31,	December 31,
	2021	2020
Balance sheet:
Total assets	$5,439,035	$5,529,199
Total liabilities	$642,594	$612,048

For the three months ended March 31, 2021, the Company recognized net investment income of $787 versus net investment loss of $2,935 for the three months ended March 31, 2020. Included in the net investment loss for the three months ended March 31, 2020 was $2,968 of an estimated unfavorable change in net asset value due to the impact of COVID-19. During the three months ended March 31, 2021 and 2020, the Company received total cash distributions of $2,024 and $696, respectively, including returns on investment of $478 and $382, respectively.

At March 31, 2021 and December 31, 2020, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $27,998 and $29,272, respectively, and the Company’s maximum exposure to loss aggregated $26,726 and $27,691, respectively.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At March 31, 2021 and December 31, 2020, the Company’s maximum exposure to loss relating to the variable interest entity was $680 and $705, respectively, representing the carrying value of the investment. There were no cash distributions during the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended
	March 31,
	2021	2020
Operating results:
Total revenues	$—	$—
Total expenses	28	(19)
Net income (loss)	$28	$(19)
The Company’s share of net loss*	$(25)	$(16)

*	Included in net investment income in the Company’s consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	March 31,	December 31,
	2021	2020
Balance sheet:
Property and equipment, net	$696	$705
Cash	70	70
Other	17	13
Total assets	$783	$788

Other liabilities	$27	$5
Members’ capital	756	783
Total liabilities and members’ capital	$783	$788
Investment in unconsolidated joint venture, at equity**	$680	$705

**	Includes the 90% share of FMKT Mel JV’s operating results.

e) Real Estate Investments

Real estate investments consist of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Land	$39,069	$39,069
Land improvements	11,917	11,917
Buildings	29,085	29,115
Tenant and leasehold improvements	1,406	1,487
Other	1,029	1,465
Total, at cost	82,506	83,053
Less: accumulated depreciation and amortization	(8,491)	(8,581)
Real estate investments	$74,015	$74,472

For the three months ended March 31, 2021, the Company incurred a $21 loss on disposal of assets related to a closure of a restaurant. Depreciation and amortization expense related to real estate investments was $491 and $455 for the three months ended March 31, 2021 and 2020, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

g) Net Investment Income (Loss)

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
Available-for-sale fixed-maturity securities	$441	$1,515
Equity securities	352	335
Investment expense	(126)	(118)
Limited partnership investments	787	(2,935)
Real estate investments	2,997	81
Loss from unconsolidated joint venture	(25)	(16)
Cash and cash equivalents	168	939
Short-term investments	—	7
Net investment income (loss)	$4,594	$(192)

For the three months ended March 31, 2021, income from real estate investments included a net gain of $2,790 resulting from a legal settlement with The Kroger Co. in a lawsuit filed by a real estate subsidiary of the Company to enforce a guaranty of a commercial lease.

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

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Before	Income Tax	Net of	Before	Income Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized losses arising during the period	$(182)	$(45)	$(137)	$(3,471)	$(851)	$(2,620)
Credit losses on investments	—	—	—	439	107	332
Call and repayment gains charged to investment income	(2)	—	(2)	(66)	(16)	(50)
Reclassification adjustment for realized (gains) losses	(1)	—	(1)	273	67	206
Total other comprehensive loss	$(185)	$(45)	$(140)	$(2,825)	$(693)	$(2,132)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 -- Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair values. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

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

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2021
Financial Assets:
Cash and cash equivalents	$553,397	$—	$—	$553,397
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$8,090	$2,713	$—	$10,803
Corporate bonds	43,296	—	—	43,296
State, municipalities, and political subdivisions	—	2,844	—	2,844
Exchange-traded debt	3,224	—	—	3,224
Redeemable preferred stock	35	—	—	35
Total available-for-sale securities	$54,645	$5,557	$—	$60,202
Equity securities	$49,800	$—	$—	$49,800

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2020
Financial Assets:
Cash and cash equivalents	$431,341	$—	$—	$431,341
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$11,236	$2,732	$—	$13,968
Corporate bonds	50,931	—	—	50,931
State, municipalities, and political subdivisions	—	3,081	—	3,081
Exchange-traded debt	3,707	—	—	3,707
Redeemable preferred stock	35	—	—	35
Total available-for-sale securities	$65,909	$5,813	$—	$71,722
Equity securities	$51,130	$—	$—	$51,130

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of March 31, 2021 and December 31, 2020:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of March 31, 2021
Financial Liabilities:
Long-term debt:
4.25% Convertible senior notes	$138,222	$—	$180,851	$—	$180,851
3.90% Promissory note	9,536	—	—	10,698	10,698
3.75% Callable promissory note	7,415	—	—	8,044	8,044
4.55% Promissory note	5,327	—	—	6,256	6,256
Total long-term debt	$160,500	$—	$180,851	$24,998	$205,849

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2020
Financial Liabilities:
Revolving credit facility	$23,750	$—	$23,750	$—	$23,750
Long-term debt:
4.25% Convertible senior notes	$133,964	$—	$147,236	$—	$147,236
3.90% Promissory note	9,617	—	—	10,044	10,044
3.75% Callable promissory note	7,502	—	—	7,747	7,747
4.55% Promissory note	5,385	—	—	5,809	5,809
Total long-term debt	$156,468	$—	$147,236	$23,600	$170,836

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 8 -- Intangible Assets

The Company’s intangible assets, net consist of the following:

	March 31,	December 31,
	2021	2020
Anchor tenant relationships*	$1,761	$1,761
In-place leases	4,215	4,215
Policy renewal rights - United	7,634	—
Non-compete agreement - United	195	—
Total, at cost	13,805	5,976
Less: accumulated amortization	(2,550)	(2,408)
Intangible assets, net	$11,255	$3,568

*  An anchor tenant is a tenant that attracted more customers than other tenants.

The remaining weighted-average amortization periods for the intangible assets at March 31, 2021 are summarized in the table below:

Anchor tenant relationships*	13 years
In-place leases	10 years
Policy renewal rights - United	(a)
Non-compete agreement - United	3 years

(a) The amortization period has not been determined as the attrition rate in those states needs further observation.

The Company recorded intangible assets of $7,829 representing the renewal rights and non-compete agreement described in Note 1 -- “Nature of Operations” in exchange for 100,000 shares of HCI’s common stock and contingent consideration which is a 6% commission on any replacement premium in excess of $80,000. The contingent consideration was estimated at $2,419 which was included in other liabilities on the consolidated balance sheet. Amortization of the intangible assets was expected to begin June 1, 2021.

The renewal rights and non-compete intangible assets acquired do not meet the definition of a business as substantially all of the fair value of the intangible assets acquired are concentrated in a group of similar assets. Therefore, the Company accounted for the purchase of the renewal rights and non-compete intangibles assets as an asset acquisition. Total consideration paid consisted of $5,410 worth of HCI’s common stock plus a contingent liability of $2,419.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Other Assets

The following table summarizes the Company’s other assets.

	March 31,	December 31,
	2021	2020
Funds held in a trust account*	$41,355	$—
Benefits receivable related to retrospective reinsurance contract	15,600	10,920
Prepaid expenses	2,503	2,365
Deposits	452	445
Lease acquisition costs, net	466	453
Other	3,408	8,428
Total other assets	$63,784	$22,611

* Represents a balance of unearned written premium, net of provisional commission and catastrophe cost allowance under the reinsurance contract between HCPCI and United.

Note 10 -- Revolving Credit Facility

In March 2021, the Company repaid the entire credit facility balance of $23,750. For the three months ended March 31, 2021 and 2020, interest expense was $104 and $153, respectively, including $25 and $39 of amortization of issuance costs, respectively. At March 31, 2021, the Company was in compliance with all required covenants with no borrowings outstanding. The borrowing capacity of the facility is now $65,000.

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt.

	March 31,	December 31,
	2021	2020
4.25% Convertible senior notes, due March 1, 2037	$139,200	$139,200
3.90% Promissory note, due through April 1, 2032	9,692	9,777
3.75% Callable promissory note, due through September 1, 2036	7,518	7,607
4.55% Promissory note, due through August 1, 2036	5,409	5,470
Finance lease liabilities, due through August 15, 2023	39	43
Total principal amount	161,858	162,097
Less: unamortized discount and issuance costs*	(1,319)	(5,586)
Total long-term debt	$160,539	$156,511

* Effective January 1, 2021, the balance includes only unamortized issuance costs. See Adoption of New Accounting Standards in Note 2 -- “Summary of Significant Accounting Policies.”

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of March 31, 2021, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following March 31,
2021	$979
2022	140,216
2023	1,048
2024	1,084
2025	1,129
Thereafter	17,402
Total	$161,858

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended
	March 31,
	2021	2020
Interest Expense:
Contractual interest	$1,707	$1,806
Non-cash expense (a)	268	1,052
Capitalized interest (b)	—	(41)
	$1,975	$2,817

(a)

Includes amortization of debt discount and issuance costs. Amortization of debt discount discontinued effective January 1, 2021. See Adoption of New Accounting Standards in Note 2 -- “Summary of Significant Accounting Policies” for additional information.

(b)	Interest was capitalized for a construction project.

Convertible Senior Notes

4.25% Convertible Notes. The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of March 31, 2021, the conversion rate of the Company’s 4.25% Convertible Notes was 16.45 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.80 per share.

As of March 31, 2021, the remaining amortization period of the debt discount for 4.25% Convertible Notes was expected to be 1 year.

Note 12 -- Reinsurance

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended
	March 31,
	2021	2020
Premiums Written:
Direct	$110,131	$76,572
Assumed	15,717	(54)
Gross written	125,848	76,518
Ceded	(43,099)	(30,719)
Net premiums written	$82,749	$45,799
Premiums Earned:
Direct	$110,292	$90,767
Assumed	20,650	1,598
Gross earned	130,942	92,365
Ceded	(43,099)	(30,719)
Net premiums earned	$87,843	$61,646

During the three months ended March 31, 2021 and 2020, the Company recognized ceded losses of $107 and $338, respectively, as a reduction in losses and loss adjustment expenses. At March 31, 2021 and December 31, 2020, there were 38 reinsurers participating in the Company’s reinsurance program. Total gross amounts recoverable and receivable from reinsurers at March 31, 2021 and December 31, 2020 were $71,722 and $85,146, respectively. Approximately 61.3% of the reinsurance recoverable balance at March 31, 2021 was receivable from two reinsurers, including the Florida Hurricane Catastrophe Fund, a state trust fund. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $12 and $24 for the three months ended March 31, 2021 and 2020, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $73 and $85 at March 31, 2021 and December 31, 2020, respectively.

One of the reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three months ended March 31, 2021 and 2020, the Company recognized reductions in premiums ceded of $4,680 and $2,520, respectively, related to these adjustments in the consolidated statements of income.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At March 31, 2021 and December 31, 2020, other assets included $15,600 and $10,920, respectively. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Effective January 2021, the Company began providing 69.5% quota share reinsurance on all in-force, new and renewal policies issued by United. The policies were issued in the states of Connecticut, New Jersey, Massachusetts and Rhode Island. For the three months ended March 31, 2021, assumed premiums written related to United were $15,717. At March 31, 2021, the Company had a net balance of $2,024 due from United, consisting of premiums receivable of $5,788 offset by ceding commission payable of $1,447 and payable on paid losses and loss adjustment expenses of $2,317.

Note 13 -- Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred but not reported.

The Company primarily writes insurance in the states, which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s quarterly results and cause a temporary disruption of the normal operations of the Company.  However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
Net balance, beginning of period*	$141,065	$98,174
Incurred, net of reinsurance, related to:
Current period	41,920	25,803
Prior period	3,831	2,275
Total incurred, net of reinsurance	45,751	28,078
Paid, net of reinsurance, related to:
Current period	(7,596)	(4,484)
Prior period	(34,590)	(15,892)
Total paid, net of reinsurance	(42,186)	(20,376)
Net balance, end of period	144,630	105,876
Add: reinsurance recoverable before allowance for credit losses	61,143	101,232
Gross balance, end of period	$205,773	$207,108

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended March 31, 2021, the Company recognized losses related to prior periods of $3,831 primarily to increase the reserve for the 2020 loss year. Losses and LAE for the three months ended March 31, 2021 included estimated losses, net of reinsurance, of approximately $11,000 related to policies assumed from United and approximately $12,299 related to TypTap.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Segment Information

The Company identifies its operating divisions or segments based on managerial emphasis, organizational structure and revenue source. In the first quarter of 2021, the Company reorganized its operations to focus on specific business segments, resulting in the creation of TTIG with a separate workforce, board of directors and financial reporting structure. Companies under TTIG include TypTap, TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company, Inc., the parent company of an India company, Exzeo Software Private Limited. TTIG and its subsidiaries are considered a new reporting segment known as TypTap Group. The Company now has four reportable segments: HCPCI insurance operations, TypTap Group, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under TypTap Group, are grouped together into one reportable segment under HCPCI insurance operations. The TypTap Group segment includes its property and casualty insurance operations, information technology operations and its management company’s activities. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies and any other companies that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the three months ended March 31, 2021 and 2020, revenues from the HCPCI insurance operations segment before intracompany elimination represented 77.7% and 79.3%, respectively, and revenues from the TypTap Group segment represented 17.2% and 15.6%, respectively, of total revenues of all operating segments. At March 31, 2021 and December 31, 2020, HCPCI insurance operations’ total assets represented 62.2% and 68.9%, respectively, and TypTap Group’s total assets represented 23.9% and 16.7%, respectively, of the combined assets of all operating segments.

The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended March 31, 2021	Operations	Group	Estate(a)	Others(b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$104,521	$28,811	$—	$—	$(2,390)	$130,942
Premiums ceded	(35,980)	(9,509)	—	—	2,390	(43,099)
Net premiums earned	68,541	19,302	—	—	—	87,843
Net income from investment portfolio	880	336	—	1,495	2,727	5,438
Policy fee income	712	258	—	—	—	970
Other	521	175	5,134	560	(5,767)	623
Total revenue	70,654	20,071	5,134	2,055	(3,040)	94,874
Expenses:
Losses and loss adjustment expenses	33,439	12,312	—	—	—	45,751
Amortization of deferred policy acquisition costs	12,747	4,637	—	—	—	17,384
Other policy acquisition expenses	4,824	1,041	—	—	(184)	5,681
Interest expense	—	90	482	1,752	(245)	2,079
Depreciation and amortization	20	288	587	176	(633)	438
Personnel and other operating expenses	5,819	5,489	1,201	2,908	(1,978)	13,439
Total expenses	56,849	23,857	2,270	4,836	(3,040)	84,772
Income (loss) before income taxes	$13,805	$(3,786)	$2,864	$(2,781)	$—	$10,102
Total revenue from non-affiliates(d)	$70,200	$20,379	$4,795	$1,524
Gross premiums written	$80,988	$44,890

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)	Gross premiums earned consist of $102,131 from HCPCI and $2,390 from a reinsurance company.
(d)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended March 31, 2020	Operations	Group	Estate(a)	Others(b)	Elimination	Consolidated
Revenue:
Gross premiums earned	$75,770	$16,595	$—	$—	$—	$92,365
Premiums ceded	(26,926)	(3,793)	—	—	—	(30,719)
Net premiums earned	48,844	12,802	—	—	—	61,646
Net (loss) income from investment portfolio	(3,541)	(470)	1	(3,514)	(156)	(7,680)
Policy fee income	650	179	—	—	—	829
Other	231	44	2,559	1,355	(3,604)	585
Total revenue	46,184	12,555	2,560	(2,159)	(3,760)	55,380
Expenses:
Losses and loss adjustment expenses	21,838	6,240	—	—	—	28,078
Amortization of deferred policy acquisition costs	7,656	3,201	—	—	—	10,857
Other policy acquisition expenses	707	290	—	—	(162)	835
Interest expense	—	—	473	2,717	(220)	2,970
Depreciation and amortization	23	266	656	144	(612)	477
Personnel and other operating expenses	5,015	4,465	1,251	3,541	(2,766)	11,506
Total expenses	35,239	14,462	2,380	6,402	(3,760)	54,723
Income (loss) before income taxes	$10,945	$(1,907)	$180	$(8,561)	$—	$657
Total revenue from non-affiliates(c)	$46,184	$12,555	$2,094	$(2,640)
Gross premiums written	$58,122	$18,395

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets.

	March 31,	December 31,
	2021	2020
Segments:
HCPCI Insurance Operations	$617,293	$648,600
TypTap Group	258,012	157,581
Real Estate Operations	128,476	128,383
Corporate and Other	33,854	29,022
Consolidation and Elimination	(21,082)	(22,273)
Total assets	$1,016,553	$941,313

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	March 31,	December 31,
	2021	2020
Operating leases:
ROU Assets	$3,571	$4,002
Liabilities	$3,579	$4,014
Finance leases:
ROU Assets	$79	$79
Liabilities	$39	$43

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a)	At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)	There are no variable lease payments.
(c)	Rent escalation provisions exist.
(d)	There is a bargain purchase option.

As of March 31, 2021, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following March 31,
2021	$1,818	$19
2022	1,536	15
2023	507	7
Total lease payments	3,861	41
Less: interest and foreign taxes	282	2
Total lease obligations	$3,579	$39

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases.

	Three Months Ended
	March 31,
	2021	2020
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$4	$4
Interest expense	1	1
Operating lease costs*	454	78
Short-term lease costs*	37	49
Total lease costs	$496	$132
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$1	$1
Operating cash flows – operating leases	$458	$80
Financing cash flows – finance leases	$4	$4

	March 31, 2021
Weighted-average remaining lease term:
Finance leases (in years)	2.6
Operating leases (in years)	2.7
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	2.8%

*	Included in other operating expenses of the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)	There are no purchase options.

Note 16 -- Income Taxes

During the three months ended March 31, 2021 and 2020, the Company recorded approximately $3,257 and $110 respectively, of income taxes, which resulted in effective tax rates of 32.2% and 16.7%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the derecognition of deferred tax assets attributable to unvested restricted stock that was cancelled in February 2021, offset by a slight decrease in non-deductibility of certain executive compensation. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings per share during periods of net income or loss. For a majority-owned subsidiary, its basic and diluted earnings per share are first computed separately. Then, the Company’s proportionate share in that majority-owned subsidiary’s earnings is added to the computation of both basic and diluted earnings per share at a consolidated level.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income attributable to HCI	$6,148			$547
Less: Income attributable to participating securities	(18)			(13)
Basic Earnings Per Share:
Income allocated to common stockholders	6,130	7,474	$0.82	534	7,369	$0.07
Effect of Dilutive Securities:
Stock options	—	96		—	9
Convertible senior notes* (b)	1,312	2,288		—	—
Warrants	—	72		—	—
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$7,442	9,930	$0.75	$534	7,378	$0.07

(a)	Shares in thousands.
(b)	See Adoption of New Accounting Standards under Note 2 -- “Summary of Significant Accounting Policies” for additional information.

*	For the three months ended March 31, 2020, convertible senior notes were excluded due to anti-dilutive effect.

Note 18 -- Redeemable Noncontrolling Interest

On February 26, 2021, TTIG completed a capital investment transaction with a fund associated with Centerbridge Partners, L.P (collectively, the “Lead Investor”), a private investment management fund. Under the investment agreement, TTIG issued 9,000,000 voting shares of its Series A-1 Preferred Stock and 1,000,000 non-voting shares of its Series A-2 Preferred Stock (together “Series A Preferred Stock”), $0.001 par value, at a price of $10 per share for total proceeds of $100,000. The proceeds will be used for TypTap’s operations and future expansion. The Company incurred $6,262 of related issuance costs.  In connection with the transaction, the Lead Investor was granted by HCI warrants to purchase 750,000 shares of HCI’s common stock with an exercise price of $54.40 per share. The warrants valued at $9,217 or $12.29 per warrant were immediately exercisable and will expire on the fourth anniversary of the date of issuance.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Dividends

Dividends accrue and accumulate from the date of issuance. Cumulative dividends are payable semi-annually in cash or paid-in-kind at TTIG’s option. Cash dividend rates are $0.50 per share in Year 1, $0.60 per share in Year 2, $0.75 per share in Year 3, and $0.95 per share in Year 4 and thereafter. The rates for paid-in-kind dividends are $0.60 per share in Year 1 and $0.70 per share in Year 2. In addition, the Series A Preferred Stock will be paid dividends on an as-converted basis when and if TTIG declares common stock dividends.

Conversion Rights

The holders of TTIG’s Series A Preferred Stock have the right to convert the stock at any time into shares of TTIG’s common stock with an initial conversion rate of 1 to 1. The conversion rate will be adjusted under certain conditions. Unless converted earlier, all shares of Series A Preferred Stock will be automatically converted into shares of TTIG’s common stock at the then-applicable conversion rate upon (1) a qualified public offering of TTIG’s common stock with gross proceeds of not less than $250,000 with a price per share at least equal to 150% of the original purchase price of the Series A Preferred Stock, or (2) at the election of requisite holders of a majority of TTIG’s Series A Preferred Stock, whichever comes first.

Redemption Rights

On or after the fourth anniversary of the issuance date, TTIG’s Series A Preferred Stock is redeemable at the option of the holders at a price equal to the greater of (1) $10 per share plus any accrued but unpaid dividends and (2) a fair market value per share determined by an independent valuation firm selected by TTIG’s board of directors. Management determined that the redemption was not probable at March 31, 2021.

Guaranty by HCI

All payment obligations to the holders of TTIG’s Series A Preferred Stock are fully guaranteed by HCI as long as TTIG’s Series A Preferred Stock is outstanding. As the guarantor, HCI is subject to certain financial covenants.

Liquidation Preference

In the event of any liquidation, the Series A Preferred Stock ranks senior to TTIG’s common stock with respect to distribution rights.

Anti-Dilutive Protection

The holders of TTIG’s Series A Preferred Stock receive protection in form of a down-round feature which will be triggered in the event that TTIG issues additional common equivalent shares at an effective price per share less than $10 per share.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of redeemable noncontrolling interest during the three months ended March 31, 2021:

Balance at January 1, 2021	$—
Initial proceeds from Centerbridge	100,000
Increase (decrease):
Proceeds allocated to warrants*	(9,217)
Issuance costs	(6,262)
Issuance costs allocated to warrants*	577
Accrued dividends	458
Accretion - increasing dividend rates	336
Balance at March 31, 2021	$85,892

*Net decrease related to warrants of $8,640.

For the three months ended March 31, 2021, net income attributable to redeemable noncontrolling interest was $794, consisting of accrued dividends of $458 and accretion related to increasing dividend rates of $336.

Note 19 -- Equity

Stockholders’ Equity

Common Stock

The Company’s 2020 stock repurchase plan was considered expired and there was no new stock repurchase plan approved by the Board of Directors during the first quarter of 2021.

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

On January 19, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on March 19, 2021 to stockholders of record on February 19, 2021.

Warrants

At March 31, 2021, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock. These warrants were issued by HCI to the Lead Investor described in Note 18 -- “Redeemable Noncontrolling Interest.”

Noncontrolling Interests

TTIG is authorized to issue 175 million shares of common stock with a par value of $0.001 per share, and 25 million shares of preferred stock. In February 2021, TTIG issued 10 million shares of Series A Preferred Stock (see Note 18 -- “Redeemable Noncontrolling Interest”). At March 31, 2021, there were 80,749,300 shares of TTIG’s common stock outstanding, of which 5,749,300 shares were not owned by HCI.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 20 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At March 31, 2021, there were 1,073,540 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three months ended March 31, 2021 and 2020 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2021	440,000	$45.25	7.6 years	$3,113
Outstanding at March 31, 2021	440,000	$45.25	7.3 years	$13,464
Exercisable at March 31, 2021	275,000	$43.40	6.8 years	$8,924

Outstanding at January 1, 2020	340,000	$43.21	7.9 years	$1,657
Granted	110,000	$48.00
Exercised	(10,000)	$6.30
Outstanding at March 31, 2020	440,000	$45.25	8.3 years	$—
Exercisable at March 31, 2020	165,000	$42.17	7.5 years	$—

The following table summarizes information about options exercised for the three months ended March 31, 2021 and 2020 (option amounts not in thousands):

	Three Months Ended
	March 31,
	2021	2020
Options exercised	—	10,000
Total intrinsic value of exercised options	$—	$288
Tax benefits realized	$—	$71

For the three months ended March 31, 2021 and 2020, the Company recognized $223 and $283, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $1 and $19 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, there was $1,666 and $1,889, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.2 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the three months ended March 31, 2020:

2020
Expected dividend yield	3.48%
Expected volatility	38.68%
Risk-free interest rate	1.63%
Expected life (in years)	5

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to its executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The determination of fair value with respect to the awards containing only service-based conditions is based on the market value of the Company’s common stock on the grant date. For awards with market-based conditions, the fair value is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome.

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2021 and 2020 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2021	423,787	$43.79
Granted	548,086	$36.95
Vested	(41,250)	$42.18
Cancelled	(141,600)	$43.76
Forfeited	(2,050)	$45.67
Nonvested at March 31, 2021	786,973	$39.11

Nonvested at January 1, 2020	396,760	$41.71
Granted	45,000	$44.97
Vested	(31,250)	$40.97
Forfeited	(7,138)	$42.60
Nonvested at March 31, 2020	403,372	$42.12

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,905 and $1,558 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, there was approximately $27,449 and $13,666, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.4 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Deferred tax benefits (derecognized) recognized	$(36)	$284
Tax benefits realized for restricted stock and paid dividends	$55	$53
Fair value of vested restricted stock	$1,740	$1,280

In February 2021, the Company cancelled 141,600 shares of restricted stock for employees who transitioned to the TypTap Group (See Note 1 -- “Nature of Operations”). In exchange, these employees received replacement restricted stock issued under TTIG’s equity incentive plan.

Subsidiary Equity Plan

On February 26, 2021, TTIG’s Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) which is an incentive plan denominated in TTIG’s common shares. The 2021 Plan provides for broad-based equity awards to employees and nonemployee directors of TypTap Group. The maximum number of shares that may be issued under the 2021 Plan is 7,000,000 shares. In February 2021, TTIG issued a total of 5,749,300 shares of restricted stock to the employees who transitioned to TypTap Group. For the three months ended March 31, 2021, TypTap Group recognized compensation expense related to restricted stock of $215. At March 31, 2021, there was approximately $6,617 of total unrecognized compensation expense related to nonvested restricted stock.

Note 21 -- Commitments and Contingencies

Capital Commitments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At March 31, 2021, there was an aggregate unfunded balance of $9,861.

Note 22 -- Related Party Transactions

On February 12, 2021, the Company committed to provide a revolving line of credit with borrowing capacity of up to $ 60,000 to TTIG and the credit line would be available until the earlier of June 30, 2022 and the securing of alternative financing. This commitment has ended on February 26, 2021 after the investment transaction described in Note 18 -- “Redeemable Noncontrolling Interest.”

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 23 -- Subsequent Events

On April 28, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 18, 2021 to stockholders of record on May 21, 2021.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021.  Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based InsurTech company with operations in property and casualty insurance, reinsurance, real estate and information technology. After the reorganization of our business in the first quarter of 2021, we now manage our operations in the following organizational segments, based on managerial emphasis and evaluation of financial and operating performances:

a)	HCPCI Insurance Operations
▪	Property and casualty insurance
▪	Reinsurance and other auxiliary operations
b)	TypTap Group
▪	Property and casualty insurance
▪	Information technology
c)	Real Estate Operations
d)	Other Operations
▪	Holding company operations

For the three months March 31, 2021 and 2020, revenues from HCPCI insurance operations before intracompany elimination represented 77.7% and 79.3%, respectively, and revenues from TypTap Group represented 17.2% and 15.6%, respectively, of total revenues of all operating segments. At March 31, 2021 and December 31, 2020, HCPCI insurance operations’ total assets represented 62.2% and 68.9%, respectively, and TypTap Group’s total assets represented 23.9% and 16.7%, respectively, of the combined assets of all operating segments. See Note 14 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

HCPCI Insurance Operations

Property and Casualty Insurance

HCPCI provides various forms of residential insurance products such as homeowners insurance, fire insurance, flood insurance and wind-only insurance. HCPCI is authorized to write residential property and casualty insurance in the states of Arkansas, California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina and Texas. Currently, Florida is HCPCI’s primary market.

Effective January 2021, HCPCI began providing 69.5% quota share reinsurance on all in-force, new and renewal policies issued by United Property & Casualty Insurance Company, a subsidiary of United Insurance Holdings Corporation (“United”). The policies were issued in the states of Connecticut, New Jersey, Massachusetts and Rhode Island. Annual premiums from the assumed business approximate $125,000,000. In exchange, HCPCI paid United an allowance of $4,400,000 towards previously purchased catastrophe reinsurance and a provisional ceding commission of 25% of premium. That percentage can increase up to 31.5% depending on the direct loss ratio results from the reinsured business.

Other auxiliary operations

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, reducing the cost of third-party reinsurance. Claddaugh fully collateralizes its exposure to HCPCI and TypTap by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations also include claim adjusting and processing services.

TypTap Group

Property and Casualty Insurance

Our subsidiary TTIG currently has four subsidiaries: TypTap Insurance Company (“TypTap”), TypTap Management Company, Exzeo USA, INC., and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTIG is primarily engaged in the property and casualty insurance business and is currently using in-house developed technology to collect and analyze claims and other supplemental data to generate savings and efficiency for its insurance operations.

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium since 2018. TypTap’s policies in force have increased from 6,721 in January 2018 to 42,489 at March 31, 2021. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently in Florida. As of April 15, 2021, TypTap has been approved to offer homeowners coverage in 12 states outside of Florida. In addition to the expansion in TypTap business, we also expect future growth from the United policies assigned to TypTap Group through the renewal rights agreement acquired by HCI.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile device. The operations, which are in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products or services that support in-house operations as well as our third-party relationships with our agency partners and claim vendors. These products include SAMSTM, Harmony, AtlasViewer and ClaimColony®.

Real Estate Operations

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes. Properties used in operations consist of one Tampa office building and a secondary insurance operations site in Ocala, Florida. Our investment properties include retail shopping centers, one office building, two marinas, and undeveloped land near TTIG’s headquarters in Tampa, Florida.

Other Operations

Holding company operations

Activities of our holding company, HCI group, Inc., plus other companies that do not meet the quantitative and qualitative for a reportable segment comprise the operations of this segment.

Recent Events

On April 28, 2021, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 18, 2021 to stockholders of record on May 21, 2021.

On February 26, 2021, TTIG completed its investment transaction with a fund associated with Centerbridge Partners, L.P. Under the agreement, TTIG issued 9,000,000 voting shares of its Series A-1 Preferred Stock and 1,000,000 non-voting shares of its Series A-2 Preferred Stock (together “Series A Preferred Stock”), $0.001 par value, at a price of $10 per share for total proceeds of $100,000,000. Cumulative dividends are payable semi-annually in cash or paid-in-kind at TTIG’s option. Cash dividend rates are $0.50 per share in Year 1, $0.60 per share in Year 2, $0.75 per share in Year 3, and $0.95 per share in Year 4 and thereafter. The rates for paid-in-kind dividends are $0.60 per share in Year 1 and $0.70 per share in Year 2. The holders of the Series A Preferred Stock have the right to convert the stock at any time into shares of TTIG’S common stock with an initial conversion rate of 1 to 1. The conversion rate will be adjusted under certain conditions. Unless converted earlier, all shares of Series A Preferred Stock will be automatically converted into shares of TTIG’s common stock at the then-applicable conversion rate upon 1) a qualified public offering of TTIG’s common stock with gross proceeds of not less than $250,000,000 with a price per share at least equal to 150% of the original purchase price of the Series A Preferred share, or 2) at the election of requisite holders of a majority of the Series A Preferred Stock, whichever comes first. The holders of Series A Preferred Stock also have redemption rights and liquidation preference.

In connection with the transaction, the lead investor was granted warrants to purchase 750,000 shares of HCI’s common stock with an exercise price of $54.40 per share. The warrants were immediately exercisable and will expire on the fourth anniversary of the date of issuance.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Revenue
Gross premiums earned	$130,942	$92,365
Premiums ceded	(43,099)	(30,719)
Net premiums earned	87,843	61,646
Net investment income (loss)	4,594	(192)
Net realized investment gains (losses)	1,113	(2,244)
Net unrealized investment losses	(269)	(4,805)
Credit losses on investments	—	(439)
Policy fee income	970	829
Other income	623	585
Total revenue	94,874	55,380
Expenses
Losses and loss adjustment expenses	45,751	28,078
Policy acquisition and other underwriting expenses	23,065	11,826
General and administrative personnel expenses	9,650	8,367
Interest expense	2,079	2,970
Other operating expenses	4,227	3,482
Total expenses	84,772	54,723
Income before income taxes	10,102	657
Income tax expense	3,257	110
Net income	6,845	547
Net income attributable to noncontrolling interests	(697)	—
Net income attributable to HCI	$6,148	$547
Ratios to Net Premiums Earned:
Loss Ratio	52.08%	45.55%
Expense Ratio	44.91%	43.22%
Combined Ratio	96.99%	88.77%
Ratios to Gross Premiums Earned:
Loss Ratio	34.94%	30.40%
Expense Ratio	30.13%	28.85%
Combined Ratio	65.07%	59.25%
Earnings Per Share Data:
Basic	$0.82	$0.07
Diluted	$0.75	$0.07

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Our results of operations for the three months ended March 31, 2021 reflect income available to common stockholders of approximately $6,148,000 or $0.75 diluted earnings per share, compared with approximately $547,000, or $0.07 diluted earnings per share, for the three months ended March 31, 2020. The quarter-over-quarter increase in net income was primarily due to an increase in net premiums earned of $26,197,000, a $12,679,000 increase in income from our investment portfolio (consisting of net investment income/loss and net realized and unrealized gains/losses), offset by a $17,673,000 increase in losses and loss adjustment expenses and a $11,239,000 increase in policy acquisition and other underwriting expenses.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended March 31, 2021 and 2020 were approximately $130,942,000 and $92,365,000, respectively. HCPCI gross premiums earned were $102,131,000 for the three months ended March 31, 2021 compared to $75,770,000 for the three months ended March 31, 2020. The increase included $20,650,000 of gross premiums earned from the United insurance policies assumed. TypTap’s gross premiums earned were $28,811,000 versus $16,595,000 for the same comparative periods with the increase due to a greater number of policies in force from the growth in TypTap’s business.

Premiums Ceded for the three months ended March 31, 2021 and 2020 were approximately $43,099,000 and $30,719,000, respectively, representing 32.9% and 33.3%, respectively, of gross premiums earned. The $12,380,000 increase was primarily attributable to increased reinsurance costs effective June 1, 2020 and a higher level of reinsurance coverage, offset by a reduction in premiums ceded attributable to retrospective provisions under one reinsurance contract.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended March 31, 2021, premiums ceded included a decrease of $4,680,000 related to retrospective provisions compared with a net reduction of $2,520,000 for the three months ended March 31, 2020. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended March 31, 2021 and 2020 totaled approximately $82,749,000 and $45,799,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2021 resulted from an increase in gross premiums written from the transition of policies from Anchor, the United insurance policies assumed and the growth of TypTap business. We had approximately 154,000 policies in force at March 31, 2021 as compared with approximately 133,000 policies in force at March 31, 2020.

Net Premiums Earned for the three months ended March 31, 2021 and 2020 were approximately $87,843,000 and $61,646,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net Premiums Written	$82,749	$45,799
Decrease in Unearned Premiums	5,094	15,847
Net Premiums Earned	$87,843	$61,646

Net Investment Income for the three months ended March 31, 2021 was approximately $4,594,000 versus a net investment loss of approximately $192,000 for the three months ended March 31, 2020. The $4,786,000 increase was primarily attributable to losses from limited partner investments in 2020 due to the economic effects of the COVID-19 pandemic and a net gain of $2,790,000 recognized in 2021 for a legal settlement received from The Kroger Co. See Net Investment Income (loss) under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Gains for the three months ended March 31, 2021 were approximately $1,113,000 versus net realized investment loss of approximately $2,244,000 for the three months ended March 31, 2020. The $3,357,000 increase was primarily attributable to losses generated in 2020 from investment portfolio rebalancing efforts.

Net Unrealized Investment losses for the three months ended March 31, 2021 were approximately $269,000 versus the net unrealized investment loss of approximately $4,805,000 for the three months ended March 31, 2020. The net unrealized investment loss for the three months ended March 31, 2020 was primarily attributable to the negative economic effects of the COVID-19 pandemic.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $45,751,000 and $28,078,000 for the three months ended March 31,2021 and 2020, respectively. HCPCI losses and loss adjustment expenses were $33,439,000 for the three months ended March 31, 2021 compared to $21,838,000 for the three months ended March 31, 2020. The increase was primarily due to $10,945,000 of losses attributable to the United policies assumed. Losses and loss adjustment expenses for TypTap were $12,312,000 versus $6,240,000 for the same comparative periods. The increase was attributable to the greater number of TypTap policies in force. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2021 and 2020 were approximately $23,065,000 and $11,826,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, and premium taxes. Policy acquisition expenses for HCPCI insurance operations were $17,571,000 for the three months ended March 31, 2021 compared to $8,497,000 for the three months ended March 31, 2020. The increase was due to amortization of increased costs associated with the policies assumed from United. TypTap Group policy acquisition expenses were $5,678,000 versus $3,491,000 for the same comparative periods, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months.

General and Administrative Personnel Expenses for the three months ended March 31, 2021 and 2020 were approximately $9,650,000 and $8,367,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $1,283,000 was primarily attributable to higher stock-based compensation expense, an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees effective in late February 2021, and was offset by higher capitalized and recoverable payroll costs.

Interest Expense for the three months ended March 31, 2021 and 2020 was approximately $2,079,000 and $2,970,000, respectively. The decrease resulted from the early adoption of ASC 2020-06 “Debt - Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s own Equity.” As described in Note 2 -- “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q, ASU 2020-06 allows the reversal of discounts previously recorded to account for the cash conversion feature of convertible debt instruments. Our 4.25% convertible senior notes contain such a cash conversion feature and accordingly the discount was reversed January 1, 2021. As a result, interest expense no longer includes amounts representing the amortization of the discount.

Income Tax Expense for the three months ended March 31, 2021 and 2020 was approximately $3,257,000 and $110,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 32.2% for 2021 and 16.7% for 2020. The increase in the effective tax rate was primarily due to the derecognition of deferred tax assets attributable to unvested restricted stock that was cancelled in February 2021, offset by a slight decrease in the non-deductibility of certain executive compensation.

Ratios:

The loss ratio applicable to the three months ended March 31, 2021 (losses and loss adjustment expenses incurred related to net premiums earned) was 52.1% compared with 45.6% for the three months ended March 31, 2020. The increase was primarily due to the increase in losses and loss adjustment expenses, offset in part by the increase in net premiums earned.

The expense ratio applicable to the three months ended March 31, 2021 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 44.9% compared with 43.2% for the three months ended March 1, 2020. The increase in our expense ratio was primarily attributable to the increase in policy acquisition, underwriting and personnel expenses, offset by the increase in net premiums earned.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2021 was 97.0% compared with 88.8% for the three months ended March 31, 2020.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended March 31, 2021 was 65.1% compared with 59.3% for the three months ended March 31, 2020. The increase in 2021 was attributable to the factors described above.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms affecting Florida, our primary market, typically occur during the period from June 1st through November 30th of each year. Winter storms in the northeast usually occur during the period between December 1st and March 31st of each year. Also, with our reinsurance treaty year typically effective June 1st of each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1st of each year.

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

Our insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. With the exception of litigated claims, substantially all of our losses and loss adjustment expenses are fully settled and paid within 100 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

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

Revolving Credit Facility, Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at March 31, 2021:

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

See Note 11 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the remaining two funds have expired, the general partners may request additional funds under certain circumstances. At March 31, 2021, there was an aggregate unfunded capital balance of $9,861,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Sources and Uses of Cash

Cash Flows for the Three Months Ended March 31, 2021

Net cash provided by operating activities for the three months ended March 31, 2021 was approximately $36,140,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $13,543,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $19,141,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $34,378,000, the proceeds from redemptions and maturities of fixed-maturity securities of $12,486,000, and distributions received from limited partnership investments of $1,546,000, offset by the purchases of fixed-maturity and equity securities of $28,391,000, and the purchases of property and equipment of $697,000. Net cash provided by financing activities totaled $66,784,000, which consisted of net proceeds of $93,738,000 from Centerbridge for investment in TTIG, offset by $2,793,000 of net cash dividend payments, and net repayment of our revolving credit facility of $23,750,000.

Cash Flows for the Three Months Ended March 31, 2020

Net cash provided by operating activities for the three months ended March 31, 2020 was approximately $55,403,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $14,884,000) and $30,000,000 of advanced premiums from Anchor less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Due to the inclusion of the cash receipt from Anchor, net cash provided by operating activities was higher than usual. Net cash provided by investing activities of $23,923,000 was primarily due to the proceeds from redemptions and maturities of fixed maturity securities of $27,914,000, and the proceeds from sales of fixed-maturity and equity securities of $13,056,000, offset by the purchases of fixed-maturity and equity securities of $13,637,000, the purchase of real estate investments of $2,452,000, limited partnership investments of $919,000, and the purchases of property and equipment of $353,000. Net cash provided by financing activities totaled $8,585,000, which was primarily due to $14,000,000 of borrowings from our revolving credit facility and the proceeds from issuance of a 3.90% promissory note of $10,000,000, offset by repayments of long-term debt of $9,160,000, and $3,095,000 of net cash dividend payments.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At March 31, 2021, we had $110,002,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition. To maximize the gains from fixed-maturity investments in a low interest rate environment, we have decreased our holdings in fixed-maturity securities since the beginning of 2020.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

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

We believe our accounting policies specific to losses and loss adjustment expenses, reinsurance recoverable, reinsurance with retrospective provisions, deferred income taxes, stock-based compensation expense, acquired intangible assets, warrants, and redeemable noncontrolling interest involve our most significant judgments and estimates material to our consolidated financial statements.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2021, $160,050,000 of the total $205,773,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $45,723,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2021, $36,311,000 of the $45,723,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $212,169,000 at December 31, 2020 to $205,773,000 at March 31, 2021. The $6,396,000 decrease is comprised of reductions in our Reserves of $10,066,000 specific to Hurricane Irma and Hurricane Michael and reductions in our non-catastrophe Reserves of $23,045,000 for 2020 and $7,714,000 for 2019 and prior loss years, offset by $34,429,000 in reserves established for the 2021 loss year and Hurricane Sally. The Reserves established for 2021 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of March 31, 2021. The decrease of $40,825,000 specific to our 2020 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2021 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended March 31, 2021 and 2020, we accrued benefits of $4,680,000 and $2,520,000, respectively. For the three months ended March 31, 2021 and 2020, there was no adjustment in ceded premiums. In combination, for the three months ended March 31, 2021 and 2020, we recognized decreases in ceded premiums of $4,680,000 and $2,520,000, respectively.

As of March 31, 2021, we had $15,600,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

Stock-Based Compensation Expense

We account for stock-based compensation using a recognition method based on fair value. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation expense is recognized ratably over the requisite or derived service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility or derived service periods. We develop our estimates based on historical data, market information, and third-party specialist valuation, which can change significantly over time.

We use the Black-Scholes option-pricing model to estimate the fair value of stock option grants. For stock-based compensation awards with service conditions, we recognize compensation expense using the straight-line amortization method over the requisite service period. For stock-based compensation awards with market conditions, we use a Monte Carlo simulation model with assistance from a third-party valuation specialist to estimate the fair value and derived service periods of the awards, and we recognize compensation expense ratably over the derived service periods.

Acquired Intangible Assets

Acquired intangible assets represent the fair value of consideration we paid and are estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transaction, we purchased the right, but not the obligation, to offer homeowners insurance coverage to all current policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreement also contains a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. We record intangible assets based on the fair value of the consideration we paid and are estimated to pay to the seller as provided in the renewal rights agreement with the seller. We engaged a third-party valuation specialist to assist with the allocation of the renewal rights and non-compete intangible assets acquired. Intangible assets are amortized over their estimated useful lives. Intangible assets are evaluated periodically to ensure that there is no change required in the amortization period based on required accounting standards.

Warrants and Redeemable Noncontrolling Interest

In the capital investment transaction completed by TTIG with a fund associated with Centerbridge Partners, L.P., TTIG issued 10,000,000 total shares of Series A Preferred Stock and HCI issued warrants to purchase 750,000 shares of HCI common stock, in exchange for proceeds of $100,000,000. Both the fair value and expected term of the warrants were estimated with assistance from a third-party valuation specialist using a Monte Carlo simulation model. Total proceeds from the capital investment transaction were allocated using the residual fair value method, first to the warrants issued based on their estimated fair value, with the residual proceeds being allocated to the fair value of Series A Preferred Stock. See Note 18 -- “Redeemable Noncontrolling Interest” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2021. For the three months ended March 31, 2021, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at March 31, 2021 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2021 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$56,807	$(3,395)	-5.64%
200 basis point increase	57,939	(2,263)	-3.76%
100 basis point increase	59,070	(1,132)	-1.88%
100 basis point decrease	60,943	741	1.23%
200 basis point decrease	61,355	1,153	1.92%
300 basis point decrease	61,528	1,326	2.20%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2021 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AA+, AA, AA-	$13,738	23.0	$13,918	23.0
A+, A, A-	20,834	36.0	21,280	36.0
BBB+, BBB, BBB-	18,208	31.0	18,931	31.0
BB+, BB, BB-	1,967	3.0	2,172	4.0
CCC+, CC and Not rated	4,174	7.0	3,901	6.0
Total	$58,921	100.0	$60,202	100.0

Equity Price Risk

Our equity investment portfolio at March 31, 2021 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices.  We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2021 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$12,807	26
Technology	3,268	6
Consumer	3,808	8
Other (1)	5,669	11
	25,552	51
Mutual funds and exchange traded funds by type:
Debt	19,782	40
Equity	4,466	9
Total	$49,800	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2021, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

With the exception of the item described below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 12, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities and Use of Proceeds

On January 18, 2021, we issued 100,000 shares of our common stock to United in exchange for the renewal rights and non-compete agreement.

On February 26, 2021, warrants to purchase 750,000 shares of our common stock were issued to the lead investor in our subsidiary’s capital investment transaction.

(b)	Repurchases of Securities

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs (a)
January 31, 2021	—	$—	—	$—
February 28, 2021	371	$56.32	—	$—
March 31, 2021	—	$—	—	$—
	371	$56.32	—

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

During the three months ended March 31, 2021, our insurance subsidiaries did not pay dividend to HCI.

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

4.6

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended. Incorporated by reference to the corresponding numbered exhibit to our Form 10-K filed March 12, 2021.

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

EXHIBIT
NUMBER	DESCRIPTION

10.5**	Restated HCI Group, Inc. 2012 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.1 of our Form 8-K filed March 23, 2017.

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

HCI GROUP, INC.

May 7, 2021	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 7, 2021	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.