Form 10-Q
period 2021-06-30
HCI Group, Inc.
filed 2021-08-06
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on July 30, 2021 was 8,453,935.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $45,031 and $70,265, respectively and allowance for credit losses: $0 and $588, respectively)	$46,414	$71,722
Equity securities, at fair value (cost: $39,603 and $47,029, respectively)	44,924	51,130
Limited partnership investments	26,305	27,691
Investment in unconsolidated joint venture, at equity	655	705
Real estate investments	73,812	74,472
Total investments	192,110	225,720
Cash and cash equivalents	626,286	431,341
Restricted cash	2,400	2,400
Accrued interest and dividends receivable	330	588
Income taxes receivable	—	4,554
Premiums receivable, net (allowance: $2,237 and $2,053, respectively)	69,121	68,382
Prepaid reinsurance premiums	762	36,376
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	13,166	14,127
Unpaid losses and loss adjustment expenses (allowance: $57 and $85, respectively)	48,827	71,019
Deferred policy acquisition costs	44,427	43,858
Property and equipment, net	13,317	12,767
Right-of-use assets - operating leases	2,946	4,002
Intangible assets, net	10,933	3,568
Other assets	55,585	22,611
Total assets	$1,080,210	$941,313

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses	$203,785	$212,169
Unearned premiums	309,842	269,399
Advance premiums	21,225	11,370
Assumed reinsurance balances payable	87	87
Reinsurance payable on paid losses and loss adjustment expenses	7,398	—
Accrued expenses	11,776	10,181
Income tax payable	2,552	—
Deferred income taxes, net	7,050	11,925
Revolving credit facility	—	23,750
Long-term debt	160,569	156,511
Lease liabilities - operating leases	2,950	4,014
Other liabilities	46,856	40,771
Total liabilities	774,090	740,177
Commitments and contingencies (Note 21)
Redeemable noncontrolling interest (Note 18)	88,071	—
Equity:
Common stock (no par value, 40,000,000 shares authorized, 8,265,640 and 7,785,617 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	—	—
Additional paid-in capital	—	—
Retained income	215,612	199,592
Accumulated other comprehensive income, net of taxes	1,054	1,544
Total stockholders’ equity	216,666	201,136
Noncontrolling interests	1,383	—
Total equity	218,049	201,136
Total liabilities, redeemable noncontrolling interest and equity	$1,080,210	$941,313

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Gross premiums earned	$139,440	$107,803	$270,382	$200,168
Premiums ceded	(46,436)	(34,354)	(89,535)	(65,073)
Net premiums earned	93,004	73,449	180,847	135,095
Net investment income	2,635	1,604	7,229	1,412
Net realized investment gains (losses)	2,607	1,435	3,720	(809)
Net unrealized investment gains (losses)	1,489	2,884	1,220	(1,921)
Credit losses on investments	—	(87)	—	(526)
Policy fee income	992	847	1,962	1,676
Other	777	585	1,400	1,170
Total revenue	101,504	80,717	196,378	136,097
Expenses
Losses and loss adjustment expenses	55,917	39,843	101,668	67,921
Policy acquisition and other underwriting expenses	23,169	12,991	46,234	24,817
General and administrative personnel expenses	10,546	9,731	20,196	18,098
Interest expense	2,000	3,020	4,079	5,990
Loss on repurchases of convertible senior notes	—	150	—	150
Other operating expenses	4,775	3,159	9,002	6,641
Total expenses	96,407	68,894	181,179	123,617
Income before income taxes	5,097	11,823	15,199	12,480
Income tax expense	1,267	2,887	4,524	2,997
Net income	3,830	8,936	10,675	9,483
Net income attributable to redeemable noncontrolling interest (Note 18)	(2,179)	—	(2,973)	—
Net loss attributable to noncontrolling interests	266	—	363	—
Net income after noncontrolling interests	$1,917	$8,936	$8,065	$9,483
Basic earnings per share	$0.25	$1.16	$1.02	$1.23
Diluted earnings per share	$0.24	$1.08	$0.98	$1.23

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$3,830	$8,936	$10,675	$9,483
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments:
Net unrealized gains (losses) arising during the period	99	3,280	(83)	(191)
Credit losses charged to income	—	87	—	526
Call and repayment gains charged to investment income	—	(150)	(2)	(216)
Reclassification adjustment for net realized gains	(576)	(1,427)	(577)	(1,154)
Net change in unrealized (losses) gains	(477)	1,790	(662)	(1,035)
Deferred income taxes on above change	117	(440)	162	253
Total other comprehensive (loss) income, net of income taxes	(360)	1,350	(500)	(782)
Comprehensive income	3,470	10,286	10,175	8,701
Comprehensive loss attributable to noncontrolling interests	275	—	373	—
Comprehensive income after noncontrolling interests	$3,745	$10,286	$10,548	$8,701

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

For the Three Months Ended June 30, 2021

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at March 31, 2021	8,289,682	$—	$—	$216,086	$1,405	$217,491	$117	$217,608
Net income (loss)	—	—	—	4,096	—	4,096	(266)	3,830
Net income attributable to redeemable noncontrolling interest	—	—	—	(2,179)	—	(2,179)	—	(2,179)
Total other comprehensive loss, net of income taxes	—	—	—	—	(351)	(351)	(9)	(360)
Issuance of restricted stock	3,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(9,060)	—	—	—	—	—	—	—
Cancellation of restricted stock	(1,160)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(16,822)	—	(1,288)	—	—	(1,288)	—	(1,288)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,541	1,541
Common stock dividends ($0.40 per share)	—	—	—	(3,659)	—	(3,659)	—	(3,659)
Stock-based compensation	—	—	2,556	—	—	2,556	—	2,556
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(1,268)	1,268	—	—	—	—
Balance at June 30, 2021	8,265,640	$—	$—	$215,612	$1,054	$216,666	$1,383	$218,049

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

For the Six Months Ended June 30, 2021

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2020	7,785,617	$—	$—	$199,592	$1,544	$201,136	$—	$201,136
Net income (loss)	—	—	—	11,038	—	11,038	(363)	10,675
Net income attributable to redeemable noncontrolling interest	—	—	—	(2,973)	—	(2,973)	—	(2,973)
Cumulative effect of change in accounting principle	—	—	—	(3,018)	—	(3,018)	—	(3,018)
Total other comprehensive loss, net of income taxes	—	—	—	—	(490)	(490)	(10)	(500)
Issuance of restricted stock	551,086	—	—	—	—	—	—	—
Forfeiture of restricted stock	(11,110)	—	—	—	—	—	—	—
Cancellation of restricted stock	(142,760)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(17,193)	—	(1,308)	—	—	(1,308)	—	(1,308)
Issuance of common stock	100,000	—	5,410	—	—	5,410	—	5,410
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,756	1,756
Issuance of warrants, net of issuance costs (Note 18)	—	—	8,640	—	—	8,640	—	8,640
Common stock dividends ($0.80 per share)	—	—	—	(6,452)	—	(6,452)	—	(6,452)
Stock-based compensation	—	—	4,683	—	—	4,683	—	4,683
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(17,425)	17,425	—	—	—	—
Balance at June 30, 2021	8,265,640	$—	$—	$215,612	$1,054	$216,666	$1,383	$218,049

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2020

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2019	7,764,564	$—	$—	$183,365	$2,178	$185,543
Net income	—	—	—	9,483	—	9,483
Total other comprehensive loss, net of income taxes	—	—	—	—	(782)	(782)
Cumulative effect on adoption of credit loss standard	—	—	—	(453)		(453)
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	190,000	—	—	—	—	—
Forfeiture of restricted stock	(12,358)	—	—	—	—	—
Repurchase and retirement of common stock	(29,473)	—	(1,326)	—	—	(1,326)
Repurchase and retirement of common stock under share purchase plan	(128,685)	—	(5,141)	—	—	(5,141)
Common stock dividends ($0.80 per share)	—	—	—	(6,162)	—	(6,162)
Stock-based compensation	—	—	3,860	—	—	3,860
Additional paid-in capital shortfall allocated to retained income	—	—	2,544	(2,544)	—	—
Balance at June 30, 2020	7,794,048	$—	$—	$183,689	$1,396	$185,085

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income after noncontrolling interests	$8,065	$9,483
Net income attributable to noncontrolling interests	2,610	—
Net income	10,675	9,483
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,497	3,860
Net amortization of premiums (accretion of discounts) on investments in fixed-maturity securities	144	(60)
Depreciation and amortization	2,928	4,359
Deferred income tax (benefit) expense	(3,732)	1,527
Net realized investment (gains) losses	(3,720)	809
Net unrealized investment (gains) losses	(1,220)	1,921
Credit loss expense - investments	—	526
Credit loss expense - reinsurance recoverable	(28)	(349)
Loss from unconsolidated joint venture	50	28
Net (income) loss from limited partnership interests	(2,359)	2,747
Distributions received from limited partnership interests	1,792	578
Loss on repurchases of convertible senior notes	—	150
Foreign currency remeasurement loss	75	84
Other non-cash items	21	31
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	258	703
Income taxes	7,106	(2,110)
Premiums receivable, net	(739)	(7,670)
Prepaid reinsurance premiums	35,614	(9,167)
Reinsurance recoverable	23,181	32,248
Deferred policy acquisition costs	(569)	(7,527)
Other assets	(33,622)	5,235
Losses and loss adjustment expenses	(8,384)	(3,535)
Unearned premiums	40,443	48,071
Advance premiums	9,855	13,619
Assumed reinsurance balances payable	—	3
Reinsurance payable on paid losses and loss adjustment expenses	7,398	—
Accrued expenses and other liabilities	3,983	14,424
Net cash provided by operating activities	95,647	109,988

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from investing activities:
Investments in limited partnership interests	(700)	(1,470)
Distributions received from limited partnership interests	2,653	314
Purchase of property and equipment	(1,275)	(5,349)
Purchase of real estate investments	(331)	(2,522)
Purchase of fixed-maturity securities	(6,338)	(28,281)
Purchase of equity securities	(45,040)	(20,392)
Purchase of short-term and other investments	(1,058)	—
Proceeds from sales of fixed-maturity securities	14,680	78,186
Proceeds from calls, repayments and maturities of fixed-maturity securities	16,677	52,594
Proceeds from sales of equity securities	56,511	12,455
Proceeds from sales, redemptions and maturities of short-term and other investments	2,026	460
Net cash provided by investing activities	37,805	85,995
Cash flows from financing activities:
Cash dividends paid	(6,605)	(6,315)
Cash dividends received under share repurchase forward contract	153	153
Net (repayment) borrowing under revolving credit facility	(23,750)	14,000
Proceeds from exercise of common stock options	—	63
Proceeds from issuance of redeemable noncontrolling interest and warrants	100,000	—
Issuance costs - redeemable noncontrolling interest	(6,262)	—
Proceeds from issuance of long-term debt	—	10,000
Repayment of long-term debt	(480)	(9,496)
Repurchases of convertible senior notes	—	(4,459)
Repurchases of common stock	(1,308)	(1,326)
Repurchases of common stock under share repurchase plan	—	(5,141)
Purchase of noncontrolling interests	(58)	—
Debt issuance costs	(152)	(165)
Net cash provided by (used in) financing activities	61,538	(2,686)
Effect of exchange rate changes on cash	(45)	(51)
Net increase in cash, cash equivalents, and restricted cash	194,945	193,246
Cash, cash equivalents, and restricted cash at beginning of period	433,741	229,918
Cash, cash equivalents, and restricted cash at end of period	$628,686	$423,164

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,150	$3,902
Cash paid for interest	$3,492	$3,737
Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(500)	$(782)
Receivable from sales of equity securities	$3,455	$232
Payable on purchases of equity securities	$32	$203
Warrants issued in Centerbridge transaction	$9,217	$—
Acquisition of intangibles:
Common stock issued	$5,410	$—
Contingent consideration payable	$2,419	$—

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

Assumed Business

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

The Company and United agreed to postpone the policy replacement date under the renewal rights agreement to a later date and the Company, through HCPCI and TypTap, entered into a new quota share reinsurance agreement in June 2021 to provide 100% reinsurance on all of United’s in-force, new and renewal policies in those states from June 1, 2021 through May 31, 2022. Under the new agreement, each insurance subsidiary assumes 50% of the business and pays United a ceding commission of 24% of premium.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2021 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2021. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K, which was filed with the SEC on March 12, 2021.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company elected to early adopt this update on January 1, 2021 using the modified retrospective method. The adoption of this update increased long-term debt by $3,999 and simultaneously decreased beginning retained income and deferred income tax liabilities by $3,018 and $981, respectively. The if-converted method will be the only permissible method for computing the dilutive effect of a convertible debt instrument. Interest expense no longer includes amortization of debt discount.

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

Accounting Standards Update No. 2021-04. In May 2021, the FASB issued Accounting Standards Update No. 2021-04 (“ASU 2021-04”) Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This update clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for the Company beginning with the first quarter of 2022 and will be applied prospectively. Early adoption is permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$626,286	$431,341
Restricted cash	2,400	2,400
Total	$628,686	$433,741

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At June 30, 2021 and December 31, 2020, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Credit Loss	Gain	Loss	Value
As of June 30, 2021
U.S. Treasury and U.S. government agencies	$13,866	$—	$133	$(17)	$13,982
Corporate bonds	26,187	—	979	(27)	27,139
States, municipalities, and political subdivisions	1,756	—	69	—	1,825
Exchange-traded debt	3,106	—	244	—	3,350
Redeemable preferred stock	116	—	2	—	118
Total	$45,031	$—	$1,427	$(44)	$46,414
As of December 31, 2020
U.S. Treasury and U.S. government agencies	$13,759	$—	$210	$(1)	$13,968
Corporate bonds	49,957	(579)	1,570	(17)	50,931
States, municipalities, and political subdivisions	3,023	—	60	(2)	3,081
Exchange-traded debt	3,491	(9)	230	(5)	3,707
Redeemable preferred stock	35	—	—	—	35
Total	$70,265	$(588)	$2,070	$(25)	$71,722

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$10,160	$10,235	$21,122	$21,258
Due after one year through five years	27,250	28,064	43,561	44,339
Due after five years through ten years	5,121	5,381	2,731	3,060
Due after ten years	2,500	2,734	2,851	3,065
	$45,031	$46,414	$70,265	$71,722

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2021 and 2020 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2021	$14,644	$576	$—
Three months ended June 30, 2020	$74,137	$1,653	$(226)
Six months ended June 30, 2021	$14,680	$577	$—
Six months ended June 30, 2020	$78,186	$1,730	$(576)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(17)	$3,055	$—	$—	$(17)	$3,055
Corporate bonds	(27)	2,520	—	—	(27)	2,520
Exchange-traded debt	—	39	—	—	—	39
Total available-for-sale securities	$(44)	$5,614	$—	$—	$(44)	$5,614

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2020	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(1)	$1,337	$—	$—	$(1)	$1,337
Corporate bonds	(17)	3,085	—	—	(17)	3,085
States, municipalities, and political subdivisions	(2)	1,268	—	—	(2)	1,268
Exchange-traded debt	(5)	336	—	—	(5)	336
Total available-for-sale securities	$(25)	$6,026	$—	$—	$(25)	$6,026

At June 30, 2021 and December 31, 2020, there were 21 and 12 securities, respectively, in an unrealized loss position.

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

The table below summarizes the activity in the allowance for credit losses of available-for-sale securities for the three and six months ended June 30, 2021 and 2020:

	2021	2020
Balance at January 1	$588	$—
Credit loss expense	—	439
Reductions for securities sold	(9)	—
Balance at March 31	$579	$439
Credit loss expense	—	87
Reductions for securities exchanged	(579)	—
Balance at June 30	$—	$526

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At June 30, 2021 and December 31, 2020, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
June 30, 2021	$39,603	$5,520	$(199)	$44,924
December 31, 2020	$47,029	$4,649	$(548)	$51,130

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income for the periods related to equity securities still held.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net gains (losses) recognized	$3,069	$2,892	$3,536	$(3,884)
Exclude: Net realized gains (losses) recognized for securities sold	1,580	8	2,316	(1,963)
Net unrealized gains (losses) recognized	$1,489	$2,884	$1,220	$(1,921)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and six months ended June 30, 2021 and 2020 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2021	$22,133	$1,983	$(403)
Three months ended June 30, 2020	$3,448	$184	$(176)
Six months ended June 30, 2021	$56,511	$3,125	$(809)
Six months ended June 30, 2020	$12,455	$969	$(2,932)

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

	June 30, 2021			December 31, 2020
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$6,408	$2,085	15.37	$8,131	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	4,569	—	1.76	5,512	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	6,657	1,401	0.18	6,513	1,401	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	4,389	—	0.47	4,262	—	0.47
Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	4,282	5,816	2.24	3,273	6,818	2.24
Total	$26,305	$9,302		$27,691	$10,304

(a)	Represents the Company’s percentage investment in the fund at each balance sheet date.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating results:
Total income	$384,629	$(1,230,124)	$373,681	$(1,681,016)
Total expenses	(25,208)	(25,708)	(80,720)	(80,520)
Net income (loss)	$359,421	$(1,255,832)	$292,961	$(1,761,536)

	June 30,	December 31,
	2021	2020
Balance sheet:
Total assets	$5,733,215	$5,529,199
Total liabilities	$546,867	$612,048

For the three and six months ended June 30, 2021, the Company recognized net investment income of $1,572 and $2,359, respectively. During the three and six months ended June 30, 2021, the Company received total cash distributions of $2,421 and $4,445, respectively, including returns on investment of $1,314 and $1,792, respectively.

For the three and six months ended June 30, 2020, the Company recognized net investment income of $188 and net investment loss of $2,747, respectively. During the three and six months ended June 30, 2020, the Company received total cash distributions of $196 and $892, respectively, including returns on investment of $196 and $578, respectively. At June 30, 2021 and December 31, 2020, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $27,319 and $29,272, respectively, and the Company’s maximum exposure to loss aggregated $26,305 and $27,691, respectively.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At June 30, 2021 and December 31, 2020, the Company’s maximum exposure to loss relating to the variable interest entity was $655 and $705, respectively, representing the carrying value of the investment. There were no cash distributions during the six months ended June 30, 2021 and 2020. At June 30, 2021 and December 31, 2020, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating results:
Total revenues	$—	$—	$—	$—
Total expenses	(28)	(13)	(56)	(32)
Net loss	$(28)	$(13)	$(56)	$(32)
The Company’s share of net loss*	$(25)	$(12)	$(50)	$(28)

*	Included in net investment income in the Company’s consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	June 30,	December 31,
	2021	2020
Balance sheet:
Property and equipment, net	$686	$705
Cash	42	70
Other	17	13
Total assets	$745	$788

Other liabilities	$17	$5
Members’ capital	728	783
Total liabilities and members’ capital	$745	$788
Investment in unconsolidated joint venture, at equity**	$655	$705

**	Includes the 90% share of FMKT Mel JV’s operating results.

e) Real Estate Investments

Real estate investments consist of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Land	$39,069	$39,069
Land improvements	11,917	11,917
Buildings	29,097	29,115
Tenant and leasehold improvements	1,413	1,487
Other	1,286	1,465
Total, at cost	82,782	83,053
Less: accumulated depreciation and amortization	(8,970)	(8,581)
Real estate investments	$73,812	$74,472

For the six months ended June 30, 2021, the Company incurred a $21 loss on disposal of assets related to a closure of a restaurant. Depreciation and amortization expense related to real estate investments was $479 and $432 for the three months ended June 30, 2021 and 2020, respectively, and $970 and $887 for the six months ended June 30, 2021 and 2020, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

g) Net Investment Income (Loss)

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Available-for-sale fixed-maturity securities	$384	$1,243	$825	$2,758
Equity securities	340	299	691	634
Investment expense	(129)	(124)	(254)	(242)
Limited partnership investments	1,572	188	2,359	(2,747)
Real estate investments	344	(346)	3,341	(265)
Loss from unconsolidated joint venture	(25)	(12)	(50)	(28)
Cash and cash equivalents	149	362	317	1,301
Short-term investments	—	(6)	—	1
Net investment income	$2,635	$1,604	$7,229	$1,412

For the six months ended June 30, 2021, income from real estate investments included a net gain of $2,790 resulting from a legal settlement with The Kroger Co. in a lawsuit filed by a real estate subsidiary of the Company to enforce a guaranty of a commercial lease.

h) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds and bonds. For the three and six months ended June 30, 2021, net realized gains related to other investments were $452 and $827, respectively. There were no net realized gains or losses related to other investments for the three and six months ended June 30, 2020.

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

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Before	Income Tax	Net of	Before	Income Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Net unrealized gains	$99	$25	$74	$3,280	$805	$2,475
Credit losses on investments	—	—	—	87	21	66
Call and repayment gains charged to investment income	—	(1)	1	(150)	(37)	(113)
Reclassification adjustment for realized gains	(576)	(141)	(435)	(1,427)	(349)	(1,078)
Total other comprehensive (losses) gains	$(477)	$(117)	$(360)	$1,790	$440	$1,350

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Before	Income Tax	Net of	Before	Income Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Net unrealized losses	$(83)	$(20)	$(63)	$(191)	$(46)	$(145)
Credit losses on investments	—	—	—	526	129	397
Call and repayment gains charged to investment income	(2)	(1)	(1)	(216)	(53)	(163)
Reclassification adjustment for realized gains	(577)	(141)	(436)	(1,154)	(283)	(871)
Total other comprehensive losses	$(662)	$(162)	$(500)	$(1,035)	$(253)	$(782)

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

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2021
Financial Assets:
Cash and cash equivalents	$626,286	$—	$—	$626,286
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$11,276	$2,706	$—	$13,982
Corporate bonds	27,139	—	—	27,139
State, municipalities, and political subdivisions	—	1,825	—	1,825
Exchange-traded debt	3,350	—	—	3,350
Redeemable preferred stock	118	—	—	118
Total available-for-sale securities	$41,883	$4,531	$—	$46,414
Equity securities	$44,924	$—	$—	$44,924

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

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of June 30, 2021 and December 31, 2020:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2021
Financial Liabilities:
Long-term debt:
4.25% Convertible senior notes	$138,484	$—	$229,141	$—	$229,141
3.90% Promissory note	9,454	—	—	10,700	10,700
3.75% Callable promissory note	7,329	—	—	8,099	8,099
4.55% Promissory note	5,268	—	—	6,255	6,255
Total long-term debt	$160,535	$—	$229,141	$25,054	$254,195

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2020
Financial Liabilities:
Revolving credit facility	$23,750	$—	$23,750	$—	$23,750
Long-term debt:
4.25% Convertible senior notes	$133,964	$—	$147,236	$—	$147,236
3.90% Promissory note	9,617	—	—	10,044	10,044
3.75% Callable promissory note	7,502	—	—	7,747	7,747
4.55% Promissory note	5,385	—	—	5,809	5,809
Total long-term debt	$156,468	$—	$147,236	$23,600	$170,836

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 8 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	June 30,	December 31,
	2021	2020
Anchor tenant relationships*	$1,761	$1,761
In-place leases	4,215	4,215
Policy renewal rights - United	7,634	—
Non-compete agreement - United	195	—
Total, at cost	13,805	5,976
Less: accumulated amortization	(2,872)	(2,408)
Intangible assets, net	$10,933	$3,568

The remaining weighted-average amortization periods for the intangible assets at June 30, 2021 are summarized in the table below:

Anchor tenant relationships (a)	12.8 years
In-place leases	10.0 years
Policy renewal rights - United	(c)
(a)	An anchor tenant is a tenant that attracted more customers than other tenants.
(b)	The entire amount was fully amortized in June 2021 due to its immateriality.
(c)	Will be amortized over four years after the policy replacement date.

The Company recorded intangible assets of $7,829 representing the renewal rights and non-compete agreement described in Note 1 -- “Nature of Operations” in exchange for 100,000 shares of HCI’s common stock and contingent consideration which is a 6% commission on any replacement premium in excess of $80,000. The contingent consideration was estimated at $2,419 which was included in other liabilities on the consolidated balance sheet. Due to the postponement of the renewal and/or replacement of United’s policies as described in Note 1 -- "Nature of Operations,” amortization of the policy renewal rights intangible asset has yet to begin.

The renewal rights and non-compete intangible assets acquired do not meet the definition of a business as substantially all of the fair value of the intangible assets acquired are concentrated in a group of similar assets. Therefore, the Company accounted for the purchase of the renewal rights and non-compete intangible assets as an asset acquisition. Total consideration paid consisted of $5,410 worth of HCI’s common stock plus a contingent liability of $2,419.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Other Assets

The following table summarizes the Company’s other assets:

	June 30,	December 31,
	2021	2020
Funds held in a trust account*	$43,395	$—
Benefits receivable related to retrospective reinsurance contracts	455	10,920
Prepaid expenses	2,714	2,365
Deposits	499	445
Lease acquisition costs, net	475	453
Other	8,047	8,428
Total other assets	$55,585	$22,611

* Represents a balance of unearned written premium, net of provisional commission and catastrophe cost allowance under the 69.5% reinsurance contract between HCPCI and United.

Note 10 -- Revolving Credit Facility

In March 2021, the Company repaid the entire credit facility balance of $23,750. For the three months ended June 30, 2021 and 2020, interest expense was $25 and $162, respectively, including $24 and $40 of amortization of issuance costs, respectively. For the six months ended June 30, 2021 and 2020, interest expense was $129 and $315, respectively, including $49 and $79 of amortization of issuance costs, respectively. At June 30, 2021, the Company was in compliance with all required covenants with no borrowings outstanding. The borrowing capacity of the facility is now $65,000.

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	June 30,	December 31,
	2021	2020
4.25% Convertible senior notes, due March 1, 2037	$139,200	$139,200
3.90% Promissory note, due through April 1, 2032	9,606	9,777
3.75% Callable promissory note, due through September 1, 2036	7,428	7,607
4.55% Promissory note, due through August 1, 2036	5,349	5,470
Finance lease liabilities, due through August 15, 2023	34	43
Total principal amount	161,617	162,097
Less: unamortized discount and issuance costs*	(1,048)	(5,586)
Total long-term debt	$160,569	$156,511

* Effective January 1, 2021, the balance includes only unamortized issuance costs. See Adoption of New Accounting Standards in Note 2 -- “Summary of Significant Accounting Policies.”

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of June 30, 2021, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following June 30,
2021	$140,189
2022	1,024
2023	1,056
2024	1,095
2025	1,140
Thereafter	17,113
Total	$161,617

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest Expense:
Contractual interest	$1,704	$1,832	$3,411	$3,638
Non-cash expense (a)	271	1,068	539	2,120
Capitalized interest (b)	—	(42)	—	(83)
	$1,975	$2,858	$3,950	$5,675

(a)

Includes amortization of debt discount and issuance costs. Amortization of debt discount discontinued effective January 1, 2021. See Adoption of New Accounting Standards in Note 2 -- “Summary of Significant Accounting Policies” for additional information.

(b)	Interest was capitalized for a construction project.

Convertible Senior Notes

4.25% Convertible Notes. The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of June 30, 2021, the conversion rate of the Company’s 4.25% Convertible Notes was 16.4594 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.76 per share.

During the second quarter of 2021, the Company’s common shares traded above 130% of the conversion price for at least 20 trading days during the final 30 trading days of the quarter. As a result, the 4.25% Convertible Notes are convertible by all holders beginning July 1 through September 30, 2021 in accordance with the terms specified in the indenture.

As of June 30, 2021, the remaining amortization period of the debt issuance costs for the 4.25% Convertible Notes was expected to be 8 months.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Premiums Written:
Direct	$143,224	$171,906	$253,355	$248,478
Assumed	41,754	(25)	57,471	(79)
Gross written	184,978	171,881	310,826	248,399
Ceded	(46,436)	(34,354)	(89,535)	(65,073)
Net premiums written	$138,542	$137,527	$221,291	$183,326
Premiums Earned:
Direct	$115,733	$106,852	$226,025	$197,619
Assumed	23,707	951	44,357	2,549
Gross earned	139,440	107,803	270,382	200,168
Ceded	(46,436)	(34,354)	(89,535)	(65,073)
Net premiums earned	$93,004	$73,449	$180,847	$135,095

During the three and six months ended June 30, 2021, the Company recognized ceded losses of $487 and $594, respectively, as a reduction in losses and loss adjustment expenses. During the three and six months ended June 30, 2020, the Company recognized ceded losses of $11 and $349, respectively, as a reduction in losses and loss adjustment expenses. At June 30, 2021 and December 31, 2020, there were 54 and 38 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at June 30, 2021 and December 31, 2020 were $61,993 and $85,146, respectively. Approximately 66.8% of the gross reinsurance recoverable balance at June 30, 2021 was receivable from three reinsurers, including the Florida Hurricane Catastrophe Fund, a state trust fund. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $16 and $28 for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the Company derecognized credit loss expenses of $325 and $349, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $57 and $85 at June 30, 2021 and December 31, 2020, respectively.

The Company has reinsurance contracts that include retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three and six months ended June 30, 2021, the Company recognized reductions in premiums ceded of $3,575 and $8,255, respectively, related to these adjustments in the consolidated statements of income. For the three and six months ended June 30, 2020, the Company recognized reductions in premiums ceded of $3,240 and $5,760, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At June 30, 2021 and December 31, 2020, other assets included $455 and $10,920, respectively. In June 2021, the Company received $18,720 of premium refund under the retrospective reinsurance contract that ended May 31, 2021. Management believes the credit risk associated with the collectability of accrued benefits is minimal as the amount receivable is concentrated with one reinsurer and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Effective January 2021, the Company began providing quota share reinsurance on all in-force, new and renewal policies issued by United. The policies were issued in the states of Connecticut, New Jersey, Massachusetts and Rhode Island. For the three and six months ended June 30, 2021, assumed premiums written related to United were $41,754 and $57,471, respectively. At June 30, 2021, the Company had a net balance of $24,712 due from United, consisting of premiums receivable of $41,754 offset by ceding commission payable of $9,764 and payable on paid losses and loss adjustment expenses of $7,278.

Note 13 -- Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred but not reported.

The Company primarily writes insurance in the states which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s quarterly results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net balance, beginning of period*	$144,630	$105,876	$141,065	$98,174
Incurred, net of reinsurance, related to:
Current period	51,310	40,493	93,230	66,296
Prior period	4,607	(650)	8,438	1,625
Total incurred, net of reinsurance	55,917	39,843	101,668	67,921
Paid, net of reinsurance, related to:
Current period	(20,006)	(11,329)	(27,602)	(15,813)
Prior period	(25,640)	(11,261)	(60,230)	(27,153)
Total paid, net of reinsurance	(45,646)	(22,590)	(87,832)	(42,966)
Net balance, end of period	154,901	123,129	154,901	123,129
Add: reinsurance recoverable before allowance for credit losses	48,884	88,033	48,884	88,033
Gross balance, end of period	$203,785	$211,162	$203,785	$211,162

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and six months ended June 30, 2021, the Company recognized losses related to prior periods of $4,607 and $8,438, respectively, primarily to increase the reserve for the 2020 loss year resulting from increased litigation. Losses and LAE for the six months ended June 30, 2021 included estimated losses, net of reinsurance, of approximately $23,500 related to policies assumed from United, approximately $2,600 of which pertained to TypTap.

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

For the three months ended June 30, 2021 and 2020, revenues from the HCPCI insurance operations segment before intracompany elimination represented 77.6% and 86.6%, respectively, and revenues from the TypTap Group segment represented 20.3% and 11.1%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2021 and 2020, revenues from the HCPCI insurance operations segment before intracompany elimination represented 77.8% and 83.8%, respectively, and revenues from the TypTap Group segment represented 18.9% and 12.8%, respectively, of total revenues of all operating segments. At June 30, 2021 and December 31, 2020, HCPCI insurance operations’ total assets represented 61.4% and 68.9%, respectively, and TypTap Group’s total assets represented 25.4% and 16.7%, respectively, of the combined assets of all operating segments.

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

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended June 30, 2021	Operations	Group	Estate(a)	Others(b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$102,850	$39,000	$—	$—	$(2,410)	$139,440
Premiums ceded	(36,101)	(12,585)	—	—	2,250	(46,436)
Net premiums earned	66,749	26,415	—	—	(160)	93,004
Net income from investment portfolio	3,550	495	—	2,392	294	6,731
Policy fee income	701	291	—	—	—	992
Other	812	475	2,379	267	(3,156)	777
Total revenue	71,812	27,676	2,379	2,659	(3,022)	101,504
Expenses:
Losses and loss adjustment expenses	39,641	16,440	—	—	(164)	55,917
Amortization of deferred policy acquisition costs	20,540	5,553	—	—	—	26,093
Other policy acquisition expenses	(5,070)	2,021	—	—	125	(2,924)
Interest expense	—	—	259	1,766	(25)	2,000
Depreciation and amortization	18	312	574	364	(605)	663
Personnel and other operating expenses	5,602	7,833	1,317	2,259	(2,353)	14,658
Total expenses	60,731	32,159	2,150	4,389	(3,022)	96,407
Income (loss) before income taxes	$11,081	$(4,483)	$229	$(1,730)	$—	$5,097
Total revenue from non-affiliates (d)	$70,914	$27,813	$2,041	$2,715
Gross premiums written	$124,222	$60,725

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)	Gross premiums earned consist of $100,440 from HCPCI and $2,410 from a reinsurance company.
(d)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended June 30, 2020	Operations	Group	Estate(a)	Others(b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$90,220	$18,380	$—	$—	$(797)	$107,803
Premiums ceded	(30,037)	(5,114)	—	—	797	(34,354)
Net premiums earned	60,183	13,266	—	—	—	73,449
Net income (loss) from investment portfolio	5,462	490	2	460	(578)	5,836
Policy fee income	653	194	—	—	—	847
Other	441	19	2,419	50	(2,344)	585
Total revenue	66,739	13,969	2,421	510	(2,922)	80,717
Expenses:
Losses and loss adjustment expenses	31,445	8,398	—	—	—	39,843
Amortization of deferred policy acquisition costs	9,014	3,497	—	—	—	12,511
Other policy acquisition expenses	922	(414)	—	—	(28)	480
Interest expense	—	1	498	2,742	(221)	3,020
Depreciation and amortization	19	275	639	143	(596)	480
Loss on repurchases of convertible senior notes	—	—	—	150	—	150
Personnel and other operating expenses	5,250	4,252	1,406	3,579	(2,077)	12,410
Total expenses	46,650	16,009	2,543	6,614	(2,922)	68,894
Income (loss) before income taxes	$20,089	$(2,040)	$(122)	$(6,104)	$—	$11,823
Total revenue from non-affiliates (d)	$66,480	$14,088	$1,954	$436
Gross premiums written	$154,918	$16,964

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Gross premiums earned consist of $89,423 from HCPCI and $797 from a reinsurance company.
(d)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Six Months Ended June 30, 2021	Operations	Group	Estate(a)	Others(b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$207,371	$67,811	$—	$—	$(4,800)	$270,382
Premiums ceded	(72,081)	(22,094)	—	—	4,640	(89,535)
Net premiums earned	135,290	45,717	—	—	(160)	180,847
Net income from investment portfolio	4,430	831	—	3,887	3,021	12,169
Policy fee income	1,413	549	—	—	—	1,962
Other	1,333	650	7,513	827	(8,923)	1,400
Total revenue	142,466	47,747	7,513	4,714	(6,062)	196,378
Expenses:
Losses and loss adjustment expenses	73,080	28,752	—	—	(164)	101,668
Amortization of deferred policy acquisition costs	33,287	10,190	—	—	—	43,477
Other policy acquisition expenses	(246)	3,062	—	—	(59)	2,757
Interest expense	—	90	741	3,518	(270)	4,079
Depreciation and amortization	38	600	1,161	540	(1,238)	1,101
Personnel and other operating expenses	11,421	13,322	2,518	5,167	(4,331)	28,097
Total expenses	117,580	56,016	4,420	9,225	(6,062)	181,179
Income (loss) before income taxes	$24,886	$(8,269)	$3,093	$(4,511)	$—	$15,199
Total revenue from non-affiliates (d)	$141,114	$48,192	$6,836	$4,239
Gross premiums written	$205,210	$105,615

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)	Gross premiums earned consist of $202,571 from HCPCI and $4,800 from a reinsurance company.
(d)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Six Months Ended June 30, 2020	Operations	Group	Estate(a)	Others(b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$165,990	$34,975	$—	$—	$(797)	$200,168
Premiums ceded	(56,963)	(8,907)	—	—	797	(65,073)
Net premiums earned	109,027	26,068	—	—	—	135,095
Net income (loss) from investment portfolio	1,921	20	3	(3,054)	(734)	(1,844)
Policy fee income	1,303	373	—	—	—	1,676
Other	672	63	4,978	1,405	(5,948)	1,170
Total revenue	112,923	26,524	4,981	(1,649)	(6,682)	136,097
Expenses:
Losses and loss adjustment expenses	53,283	14,638	—	—	—	67,921
Amortization of deferred policy acquisition costs	16,670	6,698	—	—	—	23,368
Other policy acquisition expenses	1,629	(124)	—	—	(56)	1,449
Interest expense	—	1	971	5,459	(441)	5,990
Depreciation and amortization	42	541	1,295	287	(1,208)	957
Loss on repurchases of convertible senior notes	—	—	—	150	—	150
Personnel and other operating expenses	10,265	8,717	2,657	7,120	(4,977)	23,782
Total expenses	81,889	30,471	4,923	13,016	(6,682)	123,617
Income (loss) before income taxes	$31,034	$(3,947)	$58	$(14,665)	$—	$12,480
Total revenue from non-affiliates (d)	$112,664	$26,643	$4,048	$(2,204)
Gross premiums written	$213,040	$35,359

(a)	Other revenue under real estate primarily consisted of rental income from investment properties.
(b)	Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)	Gross premiums earned consist of $165,193 from HCPCI and $797 from a reinsurance company.
(d)	Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets:

	June 30,	December 31,
	2021	2020
Segments:
HCPCI Insurance Operations	$633,201	$648,600
TypTap Group	291,152	157,581
Real Estate Operations	128,873	128,383
Corporate and Other	62,226	29,022
Consolidation and Elimination	(35,242)	(22,273)
Total assets	$1,080,210	$941,313

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	June 30,	December 31,
	2021	2020
Operating leases:
ROU Assets	$2,946	$4,002
Liabilities	$2,950	$4,014
Finance leases:
ROU Assets	$79	$79
Liabilities	$34	$43

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a)	At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)	There are no variable lease payments.
(c)	Rent escalation provisions exist.
(d)	There is a bargain purchase option.

As of June 30, 2021, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following June 30,
2021	$1,622	$19
2022	1,422	14
2023	117	3
Total lease payments	3,161	36
Less: interest and foreign taxes	211	2
Total lease obligations	$2,950	$34

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$5	$5	$9	$9
Interest expense	—	1	1	1
Operating lease costs*	391	78	845	156
Short-term lease costs*	113	42	150	91
Total lease costs	$509	$126	$1,005	$257
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases			$1	$1
Operating cash flows – operating leases			$848	$159
Financing cash flows – finance leases			$9	$8

	June 30, 2021
Weighted-average remaining lease term:
Finance leases (in years)	2.5
Operating leases (in years)	2.6
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	2.8%

*	Included in other operating expenses of the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)	There are no purchase options.

Note 16 -- Income Taxes

During the three months ended June 30, 2021 and 2020, the Company recorded approximately $1,267 and $2,887 respectively, of income taxes, which resulted in effective tax rates of 24.9% and 24.4%, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded approximately $4,524 and $2,997, respectively, of income taxes, which resulted in effective tax rates of 29.8% and 24.0%, respectively. The increase in the effective tax rate in 2021 as compared with the corresponding period in the prior year was primarily attributable to an increase in non-deductible compensation expense related to restricted stock granted to certain executives. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$3,830			$8,936
Less: Net income attributable to redeemable noncontrolling interest	(2,179)			—
Less: TypTap Group's net loss attributable to non-HCI common stockholders and TypTap Group's participating securities	429			—
Net income attributable to HCI	2,080			8,936
Less: Income attributable to participating securities	(168)			(465)
Basic Earnings Per Share:
Income allocated to common stockholders	1,912	7,526	$0.25	8,471	7,324	$1.16
Effect of Dilutive Securities:
Stock options	—	175		—	4
Convertible senior notes* (b)	—	—		1,948	2,357
Warrants	—	247		—	—
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$1,912	7,948	$0.24	$10,419	9,685	$1.08

(a)	Shares in thousands.
(b)	See Adoption of New Accounting Standards under Note 2 -- “Summary of Significant Accounting Policies” for additional information.

*	For the three months ended June 30, 2021, convertible senior notes were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$10,675			$9,483
Less: Net income attributable to redeemable noncontrolling interest	(2,973)			—
Less: TypTap Group's net loss attributable to non-HCI common stockholders and TypTap Group's participating securities	501			—
Net income attributable to HCI	8,203			9,483
Less: Income attributable to participating securities	(569)			(472)
Basic Earnings Per Share:
Income allocated to common stockholders	7,634	7,500	$1.02	9,011	7,347	$1.23
Effect of Dilutive Securities:
Stock options	—	141		—	6
Convertible senior notes* (b)	—	—		—	—
Warrants	—	161		—	—
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$7,634	7,802	$0.98	$9,011	7,353	$1.23

(a)	Shares in thousands.
(b)	See Adoption of New Accounting Standards under Note 2 -- “Summary of Significant Accounting Policies” for additional information.

*For the six months ended June 30, 2021 and 2020, respectively, convertible senior notes were excluded due to anti-dilutive effect.

Note 18 -- Redeemable Noncontrolling Interest

On February 26, 2021, TTIG completed a capital investment transaction with a fund associated with Centerbridge Partners, L.P. (collectively, the “Lead Investor”), a private investment management fund. Under the investment agreement, TTIG issued 9,000,000 voting shares of its Series A-1 Preferred Stock and 1,000,000 non-voting shares of its Series A-2 Preferred Stock (together “Series A Preferred Stock”), $0.001 par value, at a price of $10 per share for total proceeds of $100,000. The proceeds will be used for TypTap’s operations and continued expansion. The Company incurred $6,262 of related issuance costs. In connection with the transaction, the Lead Investor was granted by HCI warrants to purchase 750,000 shares of HCI’s common stock with an exercise price of $54.40 per share. The warrants valued at $9,217 or $12.29 per warrant were immediately exercisable and will expire on the fourth anniversary of the date of issuance.

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

Redemption Rights

On or after the fourth anniversary of the issuance date, TTIG’s Series A Preferred Stock is redeemable at the option of the holders at a price equal to the greater of (1) $10 per share plus any accrued but unpaid dividends and (2) a fair market value per share determined by an independent valuation firm selected by TTIG’s board of directors. Management determined that the redemption was not probable at June 30, 2021.

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

Anti-Dilutive Protection

The holders of TTIG’s Series A Preferred Stock receive protection in the form of a down-round feature which will be triggered in the event that TTIG issues additional common equivalent shares at an effective price per share less than $10 per share.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of redeemable noncontrolling interest during the six months ended June 30, 2021:

Balance at January 1, 2021	$—
Initial proceeds from Centerbridge	100,000
Increase (decrease):
Proceeds allocated to warrants*	(9,217)
Issuance costs	(6,262)
Issuance costs allocated to warrants*	577
Accrued cash dividends	458
Accretion - increasing dividend rates	336
Balance at March 31, 2021	$85,892
Increase (decrease):
Accrued cash dividends	1,250
Accretion - increasing dividend rates	929
Balance at June 30, 2021	$88,071

*Net decrease related to warrants of $8,640.

For the three months ended June 30, 2021, net income attributable to redeemable noncontrolling interest was $2,179, consisting of accrued cash dividends of $1,250 and accretion related to increasing dividend rates of $929. For the six months ended June 30, 2021, net income attributable to redeemable noncontrolling interest was $2,973, consisting of accrued cash dividends of $1,708 and accretion related to increasing dividend rates of $1,265.

Note 19 -- Equity

Stockholders’ Equity

Common Stock

The Company’s 2020 stock repurchase plan was considered to be expired and there was no new stock repurchase plan approved by the Board of Directors during 2021.

On December 19, 2019, the Board of Directors decided to extend the term of the 2019 stock repurchase plan to March 15, 2020. On March 13, 2020, the Board approved a new stock repurchase plan for 2020 to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended June 30, 2020, the Company repurchased and retired a total of 51,834 shares at a weighted average price per share of $40.48 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended June 30, 2020 was $2,100 or $40.51 per share. During the six months ended June 30, 2020, the Company repurchased and retired a total of 128,685 shares at a weighted average price per share of $39.92 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2020 was $5,141 or $39.95 per share.

On April 28, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on June 18, 2021 to stockholders of record on May 21, 2021.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Warrants

At June 30, 2021, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock. These warrants were issued by HCI to the Lead Investor described in Note 18 -- “Redeemable Noncontrolling Interest.”

Noncontrolling Interests

According to its amended Articles of Incorporation, TTIG is authorized to issue 183 million shares of common stock with a par value of $0.001 per share, and 37,502,000 shares of preferred stock. In February 2021, TTIG issued 10 million shares of Series A Preferred Stock (see Note 18 -- “Redeemable Noncontrolling Interest”). At June 30, 2021, there were 81,090,585 shares of TTIG’s common stock outstanding, of which 6,090,585 shares were not owned by HCI.

In May 2021, TTIG repurchased and retired a total of 52,015 shares of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests was $58.

Note 20 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At June 30, 2021, there were 1,080,760 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six months ended June 30, 2021 and 2020 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2021	440,000	$45.25	7.6 years	$3,113
Outstanding at March 31, 2021	440,000	$45.25	7.3 years	$13,464
Outstanding at June 30, 2021	440,000	$45.25	7.1 years	$23,883
Exercisable at June 30, 2021	275,000	$43.40	6.6 years	$15,436

Outstanding at January 1, 2020	340,000	$43.21	7.9 years	$1,657
Granted	110,000	$48.00
Exercised	(10,000)	$6.30
Outstanding at March 31, 2020	440,000	$45.25	8.3 years	$—
Outstanding at June 30, 2020	440,000	$45.25	8.1 years	$1,184
Exercisable at June 30, 2020	165,000	$42.17	7.2 years	$740

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information about options exercised for the three and six months ended June 30, 2021 and 2020 (option amounts not in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Options exercised	—	—	—	10,000
Total intrinsic value of exercised options	$—	$—	$—	$288
Tax benefits realized	$—	$—	$—	$71

For the three months ended June 30, 2021 and 2020, the Company recognized $219 and $297, respectively, of compensation expense which was included in general and administrative personnel expenses. For the six months ended June 30, 2021 and 2020, the Company recognized $442 and $580, respectively, of compensation expense. Deferred tax benefits related to stock options were $0 and $19 for the three months ended June 30, 2021 and 2020, respectively, and $1 and $38 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, there was $1,447 and $1,889, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.0 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the six months ended June 30, 2020:

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2021 and 2020 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2021	423,787	$43.79
Granted	548,086	$36.95
Vested	(41,250)	$42.18
Cancelled	(141,600)	$43.76
Forfeited	(2,050)	$45.67
Nonvested at March 31, 2021	786,973	$39.11
Granted	3,000	$76.00
Vested	(68,541)	$43.80
Cancelled	(1,160)	$45.96
Forfeited	(9,060)	$46.44
Nonvested at June 30, 2021	711,212	$38.71

Nonvested at January 1, 2020	396,760	$41.71
Granted	45,000	$44.97
Vested	(31,250)	$40.97
Forfeited	(7,138)	$42.60
Nonvested at March 31, 2020	403,372	$42.12
Granted	145,000	$45.59
Vested	(104,926)	$41.16
Forfeited	(5,220)	$43.75
Nonvested at June 30, 2020	438,226	$43.48

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $2,336 and $1,722 for the three months ended June 30, 2021 and 2020, respectively, and $4,241 and $3,280 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, there was approximately $24,919 and $13,666, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 3.2 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Deferred tax benefits recognized	$495	$319	$459	$603
Tax benefits realized for restricted stock and paid dividends	$1,357	$1,186	$1,412	$1,239
Fair value of vested restricted stock	$3,002	$4,319	$4,742	$5,599

In February 2021, the Company cancelled 141,600 shares of restricted stock for employees who transitioned to TypTap Group (See Note 1 -- “Nature of Operations”). In exchange, these employees received replacement restricted stock issued under TTIG’s equity incentive plan.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Subsidiary Equity Plan

On February 26, 2021, TTIG’s Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) which is an incentive plan denominated in TTIG’s common shares. The 2021 Plan provides for broad-based equity awards to employees and nonemployee directors of TypTap Group. The maximum number of shares that may be issued under the 2021 Plan is 7,000,000 shares. In February 2021, TTIG issued a total of 5,749,300 shares of restricted stock to the employees who transitioned to TypTap Group. For the three months ended June 30, 2021, TypTap Group recognized compensation expense related to restricted stock of $1,599, and for the six months ended June 30, 2021, TypTap Group recognized compensation expense related to restricted stock of $1,814. At June 30, 2021, there was approximately $5,279 of total unrecognized compensation expense related to nonvested restricted stock.

Note 21 -- Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of June 30, 2021, the Company has contractual obligations related to two multi-year reinsurance contracts. These contracts may be cancelled only with the other party’s consent or when their respective experience accounts are positive at the end of each contract year. The table below presents the future minimum aggregate premium amounts payable to the reinsurer.

Due in 12 months following June 30,
2021	$9,095
2022*	9,095
2023*	5,457
Total	$23,647

*Premiums payable after May 31, 2022 are estimated.

Capital Commitments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At June 30, 2021, there was an aggregate unfunded balance of $9,302.

Note 22 -- Related Party Transactions

On February 12, 2021, the Company committed to provide a revolving line of credit with borrowing capacity of up to $60,000 to TTIG and the credit line would be available until the earlier of June 30, 2022 and the securing of alternative financing. This commitment has ended on February 26, 2021 after the investment transaction described in Note 18 -- “Redeemable Noncontrolling Interest.”

Note 23 -- Subsequent Events

On July 7, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 17, 2021 to stockholders of record on August 20, 2021.

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

For the three months ended June 30, 2021 and 2020, revenues from HCPCI insurance operations before intracompany elimination represented 77.6% and 86.6%, respectively, and revenues from TypTap Group represented 20.3% and 11.1%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2021 and 2020, revenues from HCPCI insurance operations before intracompany elimination represented 77.8% and 83.8%, respectively, and revenues from TypTap Group represented 18.9% and 12.8%, respectively, of total revenues of all operating segments. At June 30, 2021 and December 31, 2020, HCPCI insurance operations’ total assets represented 61.4% and 68.9%, respectively, and TypTap Group’s total assets represented 25.4% and 16.7%, respectively, of the combined assets of all operating segments. See Note 14 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Effective January 2021, HCPCI began providing 69.5% quota share reinsurance on all in-force, new and renewal policies issued by United Property & Casualty Insurance Company, a subsidiary of United Insurance Holdings Corporation (“United”) in the states of Connecticut, New Jersey, Massachusetts and Rhode Island. In exchange, HCPCI paid United an allowance of $4,400,000 towards previously purchased catastrophe reinsurance and a provisional ceding commission of 25% of premium. That percentage can increase up to 31.5% depending on the direct loss ratio results from the reinsured business.

We and United agreed to postpone the policy replacement date under the renewal rights agreement to a later date and we, through HCPCI and TypTap, entered into a new quota share reinsurance agreement in June 2021 to provide 100% reinsurance on all of United’s in-force, new and renewal policies in those states from June 1, 2021 through May 31, 2022. Under the new agreement, HCPCI assumes 50% of the business and pays United a ceding commission of 24% of premium. Annual premiums from the total assumed business approximate $120,000,000. HCPCI will receive 50% of the total premiums.

Reinsurance and other auxiliary operations

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

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium since 2016. TypTap’s policies in force have increased from 6,721 in January 2018 to 44,585 at June 30, 2021. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently in Florida. As of July 26, 2021, TypTap has been approved to offer homeowners coverage in 15 states outside of Florida. In addition to the expansion in TypTap business, we also expect future growth from the United policies assigned to TypTap through the renewal rights agreement acquired by HCI.

In connection with the aforementioned new quota share agreement with United, TypTap assumes 50% of the business. TypTap will receive approximately $60,000,000 of annual premiums and pays a ceding commission of 24% of premium.

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

Recent Events

On July 7, 2021, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 17, 2021 to stockholders of record on August 20, 2021.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Gross premiums earned	$139,440	$107,803	$270,382	$200,168
Premiums ceded	(46,436)	(34,354)	(89,535)	(65,073)
Net premiums earned	93,004	73,449	180,847	135,095
Net investment income	2,635	1,604	7,229	1,412
Net realized investment gains (losses)	2,607	1,435	3,720	(809)
Net unrealized investment gains (losses)	1,489	2,884	1,220	(1,921)
Credit losses on investments	—	(87)	—	(526)
Policy fee income	992	847	1,962	1,676
Other income	777	585	1,400	1,170
Total revenue	101,504	80,717	196,378	136,097
Expenses
Losses and loss adjustment expenses	55,917	39,843	101,668	67,921
Policy acquisition and other underwriting expenses	23,169	12,991	46,234	24,817
General and administrative personnel expenses	10,546	9,731	20,196	18,098
Interest expense	2,000	3,020	4,079	5,990
Loss on repurchases of convertible senior notes	—	150	—	150
Other operating expenses	4,775	3,159	9,002	6,641
Total expenses	96,407	68,894	181,179	123,617
Income before income taxes	5,097	11,823	15,199	12,480
Income tax expense	1,267	2,887	4,524	2,997
Net income	3,830	8,936	10,675	9,483
Net income attributable to noncontrolling interests	(1,913)	—	(2,610)	—
Net income after noncontrolling interests	$1,917	$8,936	$8,065	$9,483
Ratios to Net Premiums Earned:
Loss Ratio	60.12%	54.25%	56.22%	50.28%
Expense Ratio	43.54%	39.55%	43.97%	41.23%
Combined Ratio	103.66%	93.80%	100.19%	91.51%
Ratios to Gross Premiums Earned:
Loss Ratio	40.10%	36.96%	37.60%	33.93%
Expense Ratio	29.04%	26.95%	29.41%	27.82%
Combined Ratio	69.14%	63.91%	67.01%	61.75%
Earnings Per Share Data:
Basic	$0.25	$1.16	$1.02	$1.23
Diluted	$0.24	$1.08	$0.98	$1.23

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Our results of operations for the three months ended June 30, 2021 reflect net income of approximately $3,830,000 or $0.24 diluted earnings per share, compared with approximately $8,936,000 or $1.08 diluted earnings per share, for the three months ended June 30, 2020. The quarter-over-quarter decrease in net income was primarily due to a $16,074,000 increase in losses and loss adjustment expenses, a $10,178,000 increase in policy acquisition and other underwriting expenses, and a $1,616,000 increase in other operating expenses, offset by an increase in net premiums earned of $19,555,000, an $895,000 increase in income from our investment portfolio (consisting of net investment income/loss and net realized and unrealized gains/losses), and a $1,020,000 decrease in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended June 30, 2021 and 2020 were approximately $139,440,000 and $107,803,000, respectively. HCPCI gross premiums earned were $100,440,000 for the three months ended June 30, 2021 compared to $89,423,000 for the three months ended June 30, 2020. The increase included $23,707,000 of gross premiums earned from the United insurance policies assumed. TypTap’s gross premiums earned were $39,000,000 versus $18,380,000 for the same comparative periods with the increase due to a greater number of policies in force from the organic growth in TypTap’s business and from the business assumed from United beginning June 1, 2021.

Premiums Ceded for the three months ended June 30, 2021 and 2020 were approximately $46,436,000 and $34,354,000, respectively, representing 33.3% and 31.9%, respectively, of gross premiums earned. The $12,082,000 increase was primarily attributable to higher reinsurance costs for the 2021 contract year due to an increased overall reinsurance coverage amount as a result of premium growth and expansion. Reinsurance costs were offset by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance agreements.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended June 30, 2021, premiums ceded included a decrease of $3,575,000 related to retrospective provisions compared with a decrease of $3,240,000 for the three months ended June 30, 2020. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended June 30, 2021 and 2020 totaled approximately $138,542,000 and $137,527,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2021 resulted from an increase in gross premiums written from the United insurance policies assumed and the growth of TypTap business. We had approximately 150,000 policies in force at June 30, 2021 (excluding policies assumed from United) as compared with approximately 164,000 policies in force at June 30, 2020.

Net Premiums Earned for the three months ended June 30, 2021 and 2020 were approximately $93,004,000 and $73,449,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended
	June 30,
	2021	2020
Net Premiums Written	$138,542	$137,527
Increase in Unearned Premiums	(45,538)	(64,078)
Net Premiums Earned	$93,004	$73,449

Net Investment Income for the three months ended June 30, 2021 and 2020 was approximately $2,635,000 and $1,604,000, respectively. The $1,031,000 increase was primarily attributable to a $2,074,000 increase in income from limited partnership and real estate investments, offset by an $859,000 decrease in interest income from fixed-maturity security investments. See Net Investment Income (loss) under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Gains for the three months ended June 30, 2021 and 2020 were approximately $2,607,000 and $1,435,000, respectively. The $1,172,000 increase was primarily attributable to net gains from selling equity securities.

Net Unrealized Investment Gains for the three months ended June 30, 2021 and 2020 were approximately $1,489,000 and $2,884,000, respectively. The decrease was primarily due to the sales of equity securities with aggregate net gains during the quarter.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $55,917,000 and $39,843,000 for the three months ended June 30, 2021 and 2020, respectively. HCPCI losses and loss adjustment expenses were $39,641,000 for the three months ended June 30, 2021 compared to $31,445,000 for the three months ended June 30, 2020. The increase was primarily due to $12,564,000 of losses attributable to the United policies assumed. Losses and loss adjustment expenses for TypTap were $16,440,000 versus $8,398,000 for the same comparative periods. The increase was attributable to the greater number of TypTap policies in force. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2021 and 2020 were approximately $23,169,000 and $12,991,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, and premium taxes. Policy acquisition expenses for HCPCI insurance operations were $15,470,000 for the three months ended June 30, 2021 compared to $9,936,000 for the three months ended June 30, 2020. The increase was due to amortization of increased costs associated with the policies assumed from United. TypTap Group policy acquisition expenses were $7,574,000 versus $3,083,000 for the same comparative periods, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months.

General and Administrative Personnel Expenses for the three months ended June 30, 2021 and 2020 were approximately $10,546,000 and $9,731,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $815,000 was primarily attributable to higher stock-based compensation expense, an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees effective in late February 2021, and was offset by a reversal of accrued employee bonuses.

Income Tax Expense for the three months ended June 30, 2021 and 2020 was approximately $1,267,000 and $2,887,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 24.9% for 2021 and 24.4% for 2020.

Ratios:

The loss ratio applicable to the three months ended June 30, 2021 (losses and loss adjustment expenses incurred related to net premiums earned) was 60.1% compared with 54.2% for the three months ended June 30, 2020. The increase was primarily due to the increase in losses and loss adjustment expenses, offset in part by the increase in net premiums earned.

The expense ratio applicable to the three months ended June 30, 2021 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 43.6% compared with 39.6% for the three months ended June 30, 2020. The increase in our expense ratio was primarily attributable to the increase in policy acquisition, underwriting and personnel expenses, offset by the increase in net premiums earned and the decrease in interest expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2021 was 103.7% compared with 93.8% for the three months ended June 30, 2020. The increase in 2021 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2021 was 69.1% compared with 63.9% for the three months ended June 30, 2020. The increase in 2021 was attributable to the factors described above.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Our results of operations for the six months ended June 30, 2021 reflect net income of approximately $10,675,000 or $0.98 diluted earnings per share, compared with approximately $9,483,000 or $1.23 diluted earnings per share, for the six months ended June 30, 2020. The period-over-period increase in net income was primarily due to an increase in net premiums earned of $45,752,000, a $14,013,000 increase in income from our investment portfolio (consisting of net investment income/loss and net realized and unrealized gains/losses), offset by a $33,747,000 increase in losses and loss adjustment expenses and a $21,417,000 increase in policy acquisition and other underwriting expenses.

Revenue

Gross Premiums Earned on a consolidated basis for the six months ended June 30, 2021 and 2020 were approximately $270,382,000 and $200,168,000, respectively. HCPCI gross premiums earned were $202,571,000 for the six months ended June 30, 2021 compared to $165,193,000 for the six months ended June 30, 2020. The increase included $44,357,000 of gross premiums earned from the United insurance policies assumed. TypTap’s gross premiums earned were $67,811,000 versus $34,975,000 for the same comparative periods with the increase due to a greater number of policies in force from the growth in TypTap’s business.

Premiums Ceded for the six months ended June 30, 2021 and 2020 were approximately $89,535,000 and $65,073,000, respectively, representing 33.1% and 32.5%, respectively, of gross premiums earned. The $24,462,000 increase was primarily attributable to higher reinsurance costs for the 2021 contract year due to increased overall reinsurance coverage amount as a result of premium growth and expansion. Reinsurance costs were offset by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance agreements.

For the six months ended June 30, 2021, premiums ceded included a decrease of $8,255,000 related to retrospective provisions compared with a net reduction of $5,760,000 for the six months ended June 30, 2020. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the six months ended June 30, 2021 and 2020 totaled approximately $221,291,000 and $183,326,000, respectively. The $37,965,000 increase in 2021 resulted primarily from the factors described earlier.

Net Premiums Earned for the six months ended June 30, 2021 and 2020 were approximately 180,847,000 and $135,095,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net Premiums Written	$221,291	$183,326
Increase in Unearned Premiums	(40,444)	(48,231)
Net Premiums Earned	$180,847	$135,095

Net Investment Income for the six months ended June 30, 2021 and 2020 was approximately $7,229,000 and $1,412,000, respectively. The $5,817,000 increase was primarily attributable to losses from limited partnership investments in 2020 due to the economic effects of the COVID-19 pandemic and a net gain of $2,790,000 recognized in 2021 for a legal settlement received from The Kroger Co. See Net Investment Income (loss) under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Unrealized Investment Gains for the six months ended June 30, 2021 were approximately $1,220,000 versus net unrealized losses of $1,921,000 for the six months ended June 30, 2020. The net unrealized investment loss for the six months ended June 30, 2020 reflects a deterioration in the fair value of equity securities caused by the COVID-19 pandemic.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $101,668,000 and $67,921,000 for the six months ended June 30, 2021 and 2020, respectively. HCPCI losses and loss adjustment expenses were $73,080,000 for the six months ended June 30, 2021 compared to $53,283,000 for the six months ended June 30, 2020. The increase was primarily due to $23,509,000 of losses attributable to the United policies assumed. Losses and loss adjustment expenses for TypTap were $28,752,000 versus $14,638,000 for the same comparative periods. The increase was attributable to the greater number of TypTap policies in force. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2021 and 2020 were approximately $46,234,000 and $24,817,000 on a consolidated basis, respectively. Policy acquisition expenses for HCPCI insurance operations were $33,041,000 for the six months ended June 30, 2021 compared to $18,299,000 for the six months ended June 30, 2020. The increase was due to amortization of increased costs associated with the policies assumed from United. TypTap Group policy acquisition expenses were $13,252,000 versus $6,574,000 for the same comparative periods, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months.

General and Administrative Personnel Expenses for the six months ended June 30, 2021 and 2020 were approximately $20,196,000 and $18,098,000, respectively. The period-over-period increase of $2,098,000 was primarily attributable to higher stock-based compensation expense, an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees effective in late February 2021, and was offset by a reversal of accrued employee bonuses.

Interest Expense for the six months ended June 30, 2021 and 2020 was approximately $4,079,000 and $5,990,000, respectively. The decrease resulted from the early adoption of ASC 2020-06 “Debt - Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s own Equity.” As described in Note 2 -- “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q, ASU 2020-06 allows the reversal of discounts previously recorded to account for the cash conversion feature of convertible debt instruments. Our 4.25% convertible senior notes contain such a cash conversion feature and accordingly the discount was reversed January 1, 2021. As a result, interest expense no longer includes amounts representing the amortization of the discount.

Income Tax Expense for the six months ended June 30, 2021 and 2020 was approximately $4,524,000 and $2,997,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 29.8% for 2021 and 24.0% for 2020. The increase in the effective tax rate was primarily due to the non-deductibility of certain executive compensation.

Ratios:

The loss ratio applicable to the six months ended June 30, 2021 (losses and loss adjustment expenses incurred related to net premiums earned) was 56.2% compared with 50.3% for the six months ended June 30, 2020. The increase was primarily due to the increase in losses and loss adjustment expenses, offset by the increase in net premiums earned.

The expense ratio applicable to the six months ended June 30, 2021 was 44.0% compared with 41.2% for the six months ended June 30, 2020. The increase in our expense ratio was primarily attributable to the increase in policy acquisition, underwriting and personnel expenses, offset by the increase in net premiums earned and the decrease in interest expense.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2021 was 100.2% compared with 91.5% for the six months ended June 30, 2020. The increase was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2021 was 67.0% compared with 61.8% for the six months ended June 30, 2020. The increase in 2021 was primarily attributable to the increase in losses and loss adjustment expenses, offset by the increase in gross premiums earned.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms affecting Florida, our primary market, typically occur during the period from June 1st through November 30th of each year. Winter storms in the northeast usually occur during the period between December 1st and March 31st of each year. Also, with our reinsurance treaty year typically effective June 1st of each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates, coverage levels or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1st of each year.

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

Revolving Credit Facility, Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at June 30, 2021:

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

See Note 11 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of five private equity funds managed by their general partners. Three of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the remaining two funds have expired, the general partners may request additional funds under certain circumstances. At June 30, 2021, there was an aggregate unfunded capital balance of $9,302,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Sources and Uses of Cash

Cash Flows for the Six Months Ended June 30, 2021

Net cash provided by operating activities for the six months ended June 30, 2021 was approximately $95,647,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $23,775,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $37,805,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $71,191,000, the proceeds from redemptions and maturities of fixed-maturity securities of $16,677,000, and distributions received from limited partnership investments of $2,653,000, offset by the purchases of fixed-maturity and equity securities of $51,378,000, and the purchases of property and equipment of $1,275,000. Net cash provided by financing activities totaled $61,538,000, which consisted of net proceeds of $93,738,000 from Centerbridge for investment in TTIG, offset by $6,452,000 of net cash dividend payments, net repayment of our revolving credit facility of $23,750,000, and $1,308,000 used in share repurchases.

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

At June 30 2021, we had $91,338,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition. To maximize the gains from fixed-maturity investments in a low interest rate environment, we have decreased our holdings in fixed-maturity securities since the beginning of 2020.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2021, $154,219,000 of the total $203,785,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $49,566,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At June 30, 2021, $36,469,000 of the $49,566,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $212,169,000 at December 31, 2020 to $203,785,000 at June 30, 2021. The $8,384,000 decrease is comprised of reductions in our Reserves of $22,222,000 specific to Hurricane Irma, Hurricane Michael and Hurricane Sally, and reductions in our non-catastrophe Reserves of $36,730,000 for 2020 and $15,059,000 for 2019 and prior loss years, offset by $65,627,000 in reserves established for the 2021 loss year. The Reserves established for 2021 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of June 30, 2021. The decrease of $74,011,000 specific to our 2020 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at June 30, 2021 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

Two of our reinsurance contracts include retrospective provisions that adjust premiums in the event losses are minimal or zero. In accordance with accounting principles generally accepted in the United States of America, we will recognize an asset in the period in which the absence of loss experience obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term.

For the three months ended June 30, 2021 and 2020, we accrued benefits of $3,575,000 and $3,240,000, respectively. For the six months ended June 30, 2021 and 2020, we accrued benefits of $8,255,000 and $5,760,000, respectively. The accrual of benefits was recognized as a reduction in ceded premiums.

As of June 30, 2021, we had $455,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. In June 2021, we collected $18,720,000 of premium refund from a reinsurer for the reinsurance contract that ended May 31, 2021.

We believe the credit risk associated with the collectability of accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

Stock-Based Compensation Expense

We account for stock-based compensation using a recognition method based on fair value. For restricted stock with service based vesting conditions, fair value is determined by the market price of the stock on the grant date. Compensation expense is then recognized ratably over the requisite or derived service period of the award. Restricted stock awards with market based vesting conditions require the use of a Monte Carlo simulation model with the assistance of a third-party valuation specialist to estimate the fair value and derived service period of the award. We then recognize the compensation expense ratably over this derived service period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility or derived service periods. We develop our estimates based on historical data and market information.

Acquired Intangible Assets

Acquired intangible assets represent the fair value of consideration we paid and are estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transaction, we purchased the right, but not the obligation, to offer homeowners insurance coverage to all current policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreement also contains a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. We record intangible assets based on the fair value of the consideration we paid and are estimated to pay to the seller as provided in the renewal rights agreement with the seller. We engaged a third-party valuation specialist to assist with the allocation of the renewal rights and non-compete intangible assets acquired. Intangible assets are amortized over their estimated useful lives. Intangible assets are evaluated periodically to ensure that there is no impairment to carrying value and no change required in the amortization period.

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

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2021. For the six months ended June 30, 2021, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at June 30, 2021 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2021 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$43,367	$(3,047)	-6.56%
200 basis point increase	44,383	(2,031)	-4.38%
100 basis point increase	45,398	(1,016)	-2.19%
100 basis point decrease	47,139	725	1.56%
200 basis point decrease	47,440	1,026	2.21%
300 basis point decrease	47,476	1,062	2.29%

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

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2021 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$681	2.0	$698	2.0
AA+, AA, AA-	16,249	36.0	16,389	35.0
A+, A, A-	13,265	29.0	13,467	29.0
BBB+, BBB, BBB-	12,145	27.0	12,948	28.0
BB+, BB, BB-	2,050	5.0	2,260	5.0
CCC+, CC and Not rated	641	1.0	652	1.0
Total	$45,031	100.0	$46,414	100.0

Equity Price Risk

Our equity investment portfolio at June 30, 2021 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices.  We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at June 30, 2021 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$11,750	27
Technology	3,362	7
Consumer	4,167	9
Other (1)	4,678	10
	23,957	53
Mutual funds and exchange traded funds by type:
Debt	20,380	46
Equity	587	1
Total	$44,924	100

(1)	Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2021, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs
April 30, 2021	—	$—	—	$—
May 31, 2021	16,822	$76.55	—	$—
June 30, 2021	—	$—	—	$—
	16,822	$76.55	—

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

During the six months ended June 30, 2021, our insurance subsidiaries paid dividends of $27,400,000 to HCI.

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

10.31

Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.32

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

EXHIBIT
NUMBER	DESCRIPTION

10.33

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.34	Joinder, Second Amendment to Credit Agreement and Modification of Other Loan Documents. Incorporated by reference to the corresponding numbered exhibit to our Form 8-K filed January 28, 2021.

10.40

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.41

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.42

Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.43

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.44

7th Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.45

Flood Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

10.48**	TypTap Insurance Group, Inc. 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 of our Form 8-K filed March 1, 2021.

10.49**	Form of Restricted Stock Award Agreement of TypTap Insurance Group, Inc. Incorporated by reference to Exhibit 10.6 of our Form 8-K filed March 1, 2021.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

EXHIBIT
NUMBER	DESCRIPTION

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

10.107

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.108

Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.109

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.110

Non-Florida Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.111

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021, issued to TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.112

Top Layer Flood/Wind Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.113

Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.114

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.115

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.116

Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.117

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

EXHIBIT
NUMBER	DESCRIPTION

10.118

Non-Florida Property Catastrophe $6MXS$4M Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.119

Non-Florida Reinstatement Premium Protection Reinsurance Contract (For $6MXS$4m Excess Cat) effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.120	Reimbursement Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by the State Board of Administration of the State of Florida.

10.121	Reimbursement Contract effective June 1, 2021 issued to TypTap Insurance Company by the State Board of Administration of the State of Florida.

10.122

Multi-Year Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.123

Multi-Year Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

HCI GROUP, INC.

August 6, 2021	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 6, 2021	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.