Form 10-Q
period 2021-09-30
HCI Group, Inc.
filed 2021-11-09
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The aggregate number of shares of the Registrant’s Common Stock, no par value, outstanding on November 3, 2021 was 10,250,656.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $45,016 and $70,265, respectively and allowance for credit losses: $0 and $588, respectively)	$46,053	$71,722
Equity securities, at fair value (cost: $46,771 and $47,029, respectively)	50,223	51,130
Limited partnership investments	26,039	27,691
Investment in unconsolidated joint venture, at equity	370	705
Real estate investments	73,663	74,472
Total investments	196,348	225,720
Cash and cash equivalents	569,134	431,341
Restricted cash	2,400	2,400
Accrued interest and dividends receivable	463	588
Income taxes receivable	—	4,554
Premiums receivable, net (allowance: $3,756 and $2,053, respectively)	43,078	68,382
Prepaid reinsurance premiums	47,968	36,376
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	9,658	14,127
Unpaid losses and loss adjustment expenses (allowance: $44 and $85, respectively)	39,468	71,019
Deferred policy acquisition costs	47,129	43,858
Property and equipment, net	13,946	12,767
Right-of-use assets - operating leases	2,576	4,002
Intangible assets, net	10,807	3,568
Funds held in trust for assumed business	79,965	—
Other assets	13,174	22,611
Total assets	$1,076,114	$941,313

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses	$203,177	$212,169
Unearned premiums	334,299	269,399
Advance premiums	19,062	11,370
Assumed reinsurance balances payable	88	87
Reinsurance payable on paid losses and loss adjustment expenses	4,727	—
Accrued expenses	15,187	10,181
Income tax payable	3,574	—
Deferred income taxes, net	3,708	11,925
Revolving credit facility	—	23,750
Long-term debt	78,083	156,511
Lease liabilities - operating leases	2,578	4,014
Other liabilities	31,372	40,771
Total liabilities	695,855	740,177
Commitments and contingencies (Note 21)
Redeemable noncontrolling interest (Note 18)	87,731	—
Equity:
Common stock (no par value, 40,000,000 shares authorized, 9,591,079 and 7,785,617 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	—	—
Additional paid-in capital	39,905	—
Retained income	250,808	199,592
Accumulated other comprehensive income, net of taxes	799	1,544
Total stockholders’ equity	291,512	201,136
Noncontrolling interests	1,016	—
Total equity	292,528	201,136
Total liabilities, redeemable noncontrolling interest and equity	$1,076,114	$941,313

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Gross premiums earned	$149,809	$106,694	$420,191	$306,862
Premiums ceded	(55,577)	(44,231)	(145,112)	(109,304)
Net premiums earned	94,232	62,463	275,079	197,558
Net investment income	2,520	1,832	9,749	3,244
Net realized investment gains (losses)	1,232	177	4,952	(632)
Net unrealized investment (losses) gains	(1,869)	1,340	(649)	(581)
Credit losses on investments	—	(70)	—	(596)
Policy fee income	1,000	895	2,962	2,571
Gain on involuntary conversion	—	36,969	—	36,969
Other	2,102	421	3,502	1,591
Total revenue	99,217	104,027	295,595	240,124
Expenses
Losses and loss adjustment expenses	62,664	51,743	164,332	119,664
Policy acquisition and other underwriting expenses	23,340	14,210	69,574	39,027
General and administrative personnel expenses	11,537	9,871	31,733	27,969
Interest expense	1,664	2,856	5,743	8,846
Loss on repurchases of convertible senior notes	—	—	—	150
Loss on extinguishment of debt	—	98	—	98
Debt conversion expense	1,273	—	1,273	—
Other operating expenses	5,243	3,713	14,245	10,354
Total expenses	105,721	82,491	286,900	206,108
(Loss) income before income taxes	(6,504)	21,536	8,695	34,016
Income tax (benefit) expense	(1,636)	6,146	2,888	9,143
Net (loss) income	(4,868)	15,390	5,807	24,873
Net income attributable to redeemable noncontrolling interest (Note 18)	(2,202)	—	(5,175)	—
Net loss attributable to noncontrolling interests	833	—	1,196	—
Net (loss) income after noncontrolling interests	$(6,237)	$15,390	$1,828	$24,873
Basic (loss) earnings per share	$(0.72)	$1.97	$0.23	$3.21
Diluted (loss) earnings per share	$(0.72)	$1.70	$0.22	$3.03

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(4,868)	$15,390	$5,807	$24,873
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments:
Net unrealized gains (losses) arising during the period	(258)	247	(341)	56
Credit losses charged to income	—	70	—	596
Call and repayment gains charged to investment income	—	(15)	(2)	(231)
Reclassification adjustment for net realized gains	(88)	21	(665)	(1,133)
Net change in unrealized (losses) gains	(346)	323	(1,008)	(712)
Deferred income taxes on above change	85	(79)	247	174
Total other comprehensive (loss) income, net of income taxes	(261)	244	(761)	(538)
Comprehensive (loss) income	(5,129)	15,634	5,046	24,335
Comprehensive loss attributable to noncontrolling interests	839	—	1,212	—
Comprehensive (loss) income after noncontrolling interests	$(4,290)	$15,634	$6,258	$24,335

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

For the Three Months Ended September 30, 2021

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at June 30, 2021	8,265,640	$—	$—	$215,612	$1,054	$216,666	$1,383	$218,049
Net loss	—	—	—	(4,346)	—	(4,346)	(522)	(4,868)
Net income attributable to redeemable noncontrolling interest	—	—	—	(1,891)	—	(1,891)	(311)	(2,202)
Total other comprehensive loss, net of income taxes	—	—	—	—	(255)	(255)	(6)	(261)
Issuance of restricted stock	2,340	—	—	—	—	—	—	—
Forfeiture of restricted stock	(38,855)	—	—	—	—	—	—	—
Common stock issued on conversions of 4.25% senior notes	1,361,954	—	82,339	—	—	82,339	—	82,339
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	472	472
Common stock dividends ($0.40 per share)	—	—	—	(3,261)	—	(3,261)	—	(3,261)
Stock-based compensation	—	—	2,260	—	—	2,260	—	2,260
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(44,694)	44,694	—	—	—	—
Balance at September 30, 2021	9,591,079	$—	$39,905	$250,808	$799	$291,512	$1,016	$292,528

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

For the Nine Months Ended September 30, 2021

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2020	7,785,617	$—	$—	$199,592	$1,544	$201,136	$—	$201,136
Net income (loss)	—	—	—	6,692	—	6,692	(885)	5,807
Net income attributable to redeemable noncontrolling interest	—	—	—	(4,864)	—	(4,864)	(311)	(5,175)
Cumulative effect of change in accounting principle	—	—	—	(3,018)	—	(3,018)	—	(3,018)
Total other comprehensive loss, net of income taxes	—	—	—	—	(745)	(745)	(16)	(761)
Issuance of restricted stock	553,426	—	—	—	—	—	—	—
Forfeiture of restricted stock	(49,965)	—	—	—	—	—	—	—
Cancellation of restricted stock	(142,760)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(17,193)	—	(1,308)	—	—	(1,308)	—	(1,308)
Issuance of common stock	100,000	—	5,410	—	—	5,410	—	5,410
Common stock issued on conversions of 4.25% senior notes	1,361,954	—	82,339	—	—	82,339	—	82,339
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	2,228	2,228
Issuance of warrants, net of issuance costs (Note 18)	—	—	8,640	—	—	8,640	—	8,640
Common stock dividends ($1.20 per share)	—	—	—	(9,713)	—	(9,713)	—	(9,713)
Stock-based compensation	—	—	6,943	—	—	6,943	—	6,943
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(62,119)	62,119	—	—	—	—
Balance at September 30, 2021	9,591,079	$—	$39,905	$250,808	$799	$291,512	$1,016	$292,528

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2020

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’
	Shares	Amount	Capital	Income	Net of Tax	Equity
Balance at December 31, 2019	7,764,564	$—	$—	$183,365	$2,178	$185,543
Net income	—	—	—	24,873	—	24,873
Total other comprehensive loss, net of income taxes	—	—	—	—	(538)	(538)
Cumulative effect on adoption of credit loss standard	—	—	—	(453)		(453)
Exercise of common stock options	10,000	—	63	—	—	63
Issuance of restricted stock	192,680	—	—	—	—	—
Forfeiture of restricted stock	(14,727)	—	—	—	—	—
Repurchase and retirement of common stock	(29,698)	—	(1,338)	—	—	(1,338)
Repurchase and retirement of common stock under share purchase plan	(129,142)	—	(5,161)	—	—	(5,161)
Common stock dividends ($1.20 per share)	—	—	—	(9,279)	—	(9,279)
Stock-based compensation	—	—	6,022	—	—	6,022
Additional paid-in capital shortfall allocated to retained income	—	—	414	(414)	—	—
Balance at September 30, 2020	7,793,677	$—	$—	$198,092	$1,640	$199,732

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income after noncontrolling interests	$1,828	$24,873
Net income attributable to noncontrolling interests	3,979	—
Net income	5,807	24,873
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,229	6,022
Net amortization of premiums (accretion of discounts) on investments in fixed-maturity securities	180	(21)
Depreciation and amortization	4,276	6,499
Deferred income tax (benefit) expense	(6,989)	5,032
Net realized investment (gains) losses	(4,952)	632
Net unrealized investment losses	649	581
Credit loss expense - investments	—	596
Credit loss expense - reinsurance recoverable	(41)	(363)
Net (income) loss from unconsolidated joint venture	(423)	46
Distribution received from unconsolidated joint venture	114	—
Net (income) loss from limited partnership interests	(3,491)	2,058
Distributions received from limited partnership interests	2,345	650
Loss on repurchases of convertible senior notes	—	150
Loss on extinguishment of debt	—	98
Debt conversion expense	1,273	—
Gain on involuntary conversion	—	(36,969)
Foreign currency remeasurement loss	48	40
Other non-cash items	37	57
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	125	700
Income taxes	8,128	(1,671)
Premiums receivable, net	25,304	(8,250)
Prepaid reinsurance premiums	(11,592)	(24,187)
Reinsurance recoverable	36,061	37,404
Deferred policy acquisition costs	(3,271)	(8,038)
Funds held in trust for assumed business	(79,965)	—
Other assets	5,727	(3,552)
Losses and loss adjustment expenses	(8,992)	4,648
Unearned premiums	64,900	57,773
Advance premiums	7,692	11,494
Assumed reinsurance balances payable	1	16
Reinsurance payable on paid losses and loss adjustment expenses	4,727	—
Accrued expenses and other liabilities	(8,236)	1,212
Net cash provided by operating activities	48,671	77,530

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from investing activities:
Investments in limited partnership interests	(837)	(2,951)
Distributions received from limited partnership interests	3,635	1,092
Distribution received from unconsolidated joint venture	623	—
Purchase of property and equipment	(2,583)	(5,928)
Purchase of real estate investments	(657)	(3,052)
Purchase of fixed-maturity securities	(10,504)	(30,200)
Purchase of equity securities	(72,707)	(27,175)
Purchase of short-term and other investments	(1,161)	—
Compensation received for property relinquished through eminent domain	—	44,000
Proceeds from sales of fixed-maturity securities	18,838	79,284
Proceeds from calls, repayments and maturities of fixed-maturity securities	16,734	60,870
Proceeds from sales of equity securities	81,292	17,385
Proceeds from sales, redemptions and maturities of short-term and other investments	2,414	475
Net cash provided by investing activities	35,087	133,800
Cash flows from financing activities:
Cash dividends paid	(9,943)	(9,508)
Cash dividends received under share repurchase forward contract	230	229
Net repayment under revolving credit facility	(23,750)	(1,000)
Proceeds from exercise of common stock options	—	63
Proceeds from issuance of redeemable noncontrolling interest and warrants	100,000	—
Issuance costs - redeemable noncontrolling interest	(6,262)	—
Cash dividends paid to redeemable noncontrolling interest	(2,542)	—
Proceeds from issuance of long-term debt	—	10,000
Repayment of long-term debt	(724)	(16,812)
Repurchases of convertible senior notes	—	(4,459)
Repurchases of common stock	(1,308)	(1,338)
Repurchases of common stock under share repurchase plan	—	(5,161)
Purchase of noncontrolling interests	(58)	—
Debt conversion expense paid	(1,414)	—
Debt issuance costs	(152)	(165)
Net cash provided by (used in) financing activities	54,077	(28,151)
Effect of exchange rate changes on cash	(42)	(6)
Net increase in cash, cash equivalents, and restricted cash	137,793	183,173
Cash, cash equivalents, and restricted cash at beginning of period	433,741	229,918
Cash, cash equivalents, and restricted cash at end of period	$571,534	$413,091

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,748	$6,137
Cash paid for interest	$6,686	$7,137
Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(761)	$(538)
Receivable from maturities of fixed-maturity securities	$18	$—
Common stock issued on conversions of 4.25% senior notes	$82,339	$—
Warrants issued in Centerbridge transaction	$9,217	$—
Asset acquired under finance lease	$7	$—
Acquisition of intangibles:
Common stock issued	$5,410	$—
Contingent consideration payable	$2,419	$—

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2021 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2021. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K, which was filed with the SEC on March 12, 2021.

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

Funds Held in Trust for Assumed Business

The Company accounts for trust account deposits with regards to the quota share reinsurance agreements between the Company's insurance subsidiaries and United as funds held in trust for assumed business. This balance consists of funds deposited to establish the trust accounts and assumed premiums written net of provisional commission, any catastrophe cost allowance applicable, and paid losses and loss adjustment expenses.

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

Revenue from Claims Handling Services

The Company provides a claims handling service to a third-party insurance company. The service includes investigation, evaluation, adjustment and settlement of a claim. These highly interrelated activities are combined to fulfill the Company’s obligation to provide the claims handling service under a contract. As such, they are considered a single performance obligation for revenue recognition purposes. Fees are established on a per-claim basis by type of claim. For each type of claim, the per-claim fee revenue is recognized over an average claim processing period.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company may incur additional costs for outsourced services in connection with the investigation, coverage analysis, adjustment, negotiation, settlement, defense or general handling of a claim. These costs are reimbursable from the customer. The Company has control over how an outsourced service is performed on its behalf. Thus, these pass-through costs are recognized as revenue in the gross amount to which the Company expects to be entitled and when the outsourced service is completed and paid or accrued by the Company.

For a certain type of claim and in addition to the per-claim service fee, the Company is entitled to additional revenue which is determined based on a fixed percent of the paid indemnification of the loss per claim. The revenue is recognized when the indemnification is paid by the Company.

Revenue related to claims handling services is included in other revenue in the consolidated statement of income. For the three and nine months ended September 30, 2021, revenues from claims handling services were $1,709 and $1,916, respectively. At September 30, 2021, other assets included $768 of amounts receivable attributable to this service.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards is generally recognized as compensation expense over the requisite service period, which is defined as the period during which a recipient is required to provide service in exchange for an award. Forfeitures of the Company’s stock-based awards are accounted for as they occur. The Company uses a straight-line attribution method for all grants that include only a service condition. Restricted stock grants with market conditions are expensed over the derived service period. Expensing market-based awards may be expedited if the conditions are met sooner than anticipated. The Company’s outstanding stock-based awards include stock options, warrants and restricted stock awards with service and market conditions. Compensation expense related to all awards is included in general and administrative personnel expenses. The Company receives a windfall tax benefit for certain stock option exercises and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. The Company recognizes tax windfalls and shortfalls in the consolidated statements of income.

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

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$569,134	$431,341
Restricted cash	2,400	2,400
Total	$571,534	$433,741

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At September 30, 2021 and December 31, 2020, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of September 30, 2021
U.S. Treasury and U.S. government agencies	$12,870	$—	$103	$(20)	$12,953
Corporate bonds	27,736	—	851	(62)	28,525
States, municipalities, and political subdivisions	1,757	—	60	—	1,817
Exchange-traded debt	2,185	—	104	—	2,289
Redeemable preferred stock	468	—	2	(1)	469
Total	$45,016	$—	$1,120	$(83)	$46,053
As of December 31, 2020
U.S. Treasury and U.S. government agencies	$13,759	$—	$210	$(1)	$13,968
Corporate bonds	49,957	(579)	1,570	(17)	50,931
States, municipalities, and political subdivisions	3,023	—	60	(2)	3,081
Exchange-traded debt	3,491	(9)	230	(5)	3,707
Redeemable preferred stock	35	—	—	—	35
Total	$70,265	$(588)	$2,070	$(25)	$71,722

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$12,413	$12,497	$21,122	$21,258
Due after one year through five years	23,548	24,209	43,561	44,339
Due after five years through ten years	7,250	7,444	2,731	3,060
Due after ten years	1,805	1,903	2,851	3,065
	$45,016	$46,053	$70,265	$71,722

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2021 and 2020 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2021	$4,158	$94	$(6)
Three months ended September 30, 2020	$1,098	$13	$(34)
Nine months ended September 30, 2021	$18,838	$671	$(6)
Nine months ended September 30, 2020	$79,284	$1,743	$(610)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(20)	$4,634	$—	$—	$(20)	$4,634
Corporate bonds	(42)	5,129	(20)	331	(62)	5,460
Redeemable preferred stock	(1)	424	—	—	(1)	424
Total available-for-sale securities	$(63)	$10,187	$(20)	$331	$(83)	$10,518

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2020	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(1)	$1,337	$—	$—	$(1)	$1,337
Corporate bonds	(17)	3,085	—	—	(17)	3,085
States, municipalities, and political subdivisions	(2)	1,268	—	—	(2)	1,268
Exchange-traded debt	(5)	336	—	—	(5)	336
Total available-for-sale securities	$(25)	$6,026	$—	$—	$(25)	$6,026

At September 30, 2021 and December 31, 2020, there were 32 and 12 securities, respectively, in an unrealized loss position.

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

The table below summarizes the activity in the allowance for credit losses of available-for-sale securities for the three and nine months ended September 30, 2021 and 2020:

	2021	2020
Balance at January 1	$588	$—
Credit loss expense	—	439
Reductions for securities sold	(9)	—
Balance at March 31	$579	$439
Credit loss expense	—	87
Reductions for securities exchanged	(579)	—
Balance at June 30	$—	$526
Credit loss expense	—	70
Balance at September 30	$—	$596

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At September 30, 2021 and December 31, 2020, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
September 30, 2021	$46,771	$4,592	$(1,140)	$50,223
December 31, 2020	$47,029	$4,649	$(548)	$51,130

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income for the periods related to equity securities still held.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (losses) gains recognized	$(916)	$1,521	$2,620	$(2,363)
Exclude: Net realized gains (losses) recognized for securities sold	953	181	3,269	(1,782)
Net unrealized (losses) gains recognized	$(1,869)	$1,340	$(649)	$(581)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and nine months ended September 30, 2021 and 2020 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2021	$24,781	$1,141	$(188)
Three months ended September 30, 2020	$4,930	$244	$(63)
Nine months ended September 30, 2021	$81,292	$4,266	$(997)
Nine months ended September 30, 2020	$17,385	$1,213	$(2,995)

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

	September 30, 2021			December 31, 2020
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%)(a)	Value	Balance	(%)(a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$6,100	$2,085	15.37	$8,131	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	4,198	—	1.76	5,512	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	6,179	1,401	0.18	6,513	1,401	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	4,338	—	0.47	4,262	—	0.47

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Value-oriented investments in mature real estate private equity funds and portfolio globally. (b)(j)	5,224	5,494	2.24	3,273	6,818	2.24
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	—	5,000	—	—	—	—
Total	$26,039	$13,980		$27,691	$10,304

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
(d)
Expected to have a three-year term from June 30, 2018. The term has been extended for a one-year additional period to June 30, 2022. Although the capital commitment period has ended, the general partner could still request an additional funding of approximately $843 under certain circumstances.
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
(k)
Expected to have an eight-year term after the final admission date.

The following is the summary of aggregated unaudited financial information of limited partnerships included in the investment strategy table above, which in certain cases is presented on a three-month lag due to the unavailability of information at the Company’s respective balance sheet dates. The financial statements of these limited partnerships are audited annually.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating results:
Total income	$(13,796)	$259,635	$359,885	$(1,421,381)
Total expenses	(24,828)	(26,637)	(105,548)	(107,157)
Net (loss) income	$(38,624)	$232,998	$254,337	$(1,528,538)

	September 30,	December 31,
	2021	2020
Balance sheet:
Total assets	$5,562,430	$5,529,199
Total liabilities	$505,843	$612,048

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the three and nine months ended September 30, 2021, the Company recognized net investment income of $1,132 and $3,491, respectively. During the three and nine months ended September 30, 2021, the Company received total cash distributions of $1,535 and $5,980, respectively, including returns on investment of $553 and $2,345, respectively.

For the three and nine months ended September 30, 2020, the Company recognized net investment income of $689 and net investment loss of $2,058, respectively. During the three and nine months ended September 30, 2020, the Company received total cash distributions of $850 and $1,742, respectively, including returns on investment of $72 and $650, respectively.

At September 30, 2021 and December 31, 2020, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $26,474 and $29,272, respectively, and the Company’s maximum exposure to loss aggregated $26,039 and $27,691, respectively.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At September 30, 2021 and December 31, 2020, the Company’s maximum exposure to loss relating to the variable interest entity was $370 and $705, respectively, representing the carrying value of the investment. In September 2021, FMKT Mel JV sold one of its remaining outparcels and recognized a gain on sale of $540. During the three months ended September 30, 2021, the Company received a cash distribution of $737, including return on investment of $114. There were no cash distributions during the nine months ended September 30, 2020. At September 30, 2021 and December 31, 2020, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating results:
Total revenues	$540	$—	$540	$—
Total expenses	(14)	(19)	(70)	(51)
Net income (loss)	$526	$(19)	$470	$(51)
The Company’s share of net income (loss)*	$473	$(18)	$423	$(46)

* Included in net investment income in the Company’s consolidated statements of income.

	September 30,	December 31,
	2021	2020
Balance sheet:
Property and equipment, net	$362	$705
Cash	37	70
Other	18	13
Total assets	$417	$788

Other liabilities	$6	$5
Members’ capital	411	783
Total liabilities and members’ capital	$417	$788
Investment in unconsolidated joint venture, at equity**	$370	$705

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

** Includes the 90% share of FMKT Mel JV’s operating results.

e) Real Estate Investments

Real estate investments consist of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Land	$39,069	$39,069
Land improvements	11,917	11,917
Buildings	29,405	29,115
Tenant and leasehold improvements	1,488	1,487
Other	1,229	1,465
Total, at cost	83,108	83,053
Less: accumulated depreciation and amortization	(9,445)	(8,581)
Real estate investments	$73,663	$74,472

For the nine months ended September 30, 2021, the Company incurred a $21 loss on disposal of assets related to a closure of a restaurant. Depreciation and amortization expense related to real estate investments was $475 and $431 for the three months ended September 30, 2021 and 2020, respectively, and $1,445 and $1,318 for the nine months ended September 30, 2021 and 2020, respectively.

g) Net Investment Income (Loss)

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Available-for-sale fixed-maturity securities	$266	$771	$1,091	$3,529
Equity securities	322	336	1,013	970
Investment expense	(134)	(125)	(388)	(367)
Limited partnership investments	1,132	689	3,491	(2,058)
Real estate investments	305	(34)	3,646	(299)
Net income (loss) from unconsolidated joint venture	473	(18)	423	(46)
Cash and cash equivalents	156	212	473	1,513
Short-term investments	—	1	—	2
Net investment income	$2,520	$1,832	$9,749	$3,244

For the nine months ended September 30, 2021, income from real estate investments included a net gain of $2,790 resulting from a legal settlement with The Kroger Co. in a lawsuit filed by a real estate subsidiary of the Company to enforce a guaranty of a commercial lease.

h) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds and bonds. For the three and nine months ended September 30, 2021, net realized gains related to other investments were

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

$191 and $1,018, respectively. There were net realized gains of $17 related to other investments for the three and nine months ended September 30, 2020.

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

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Before	Income Tax	Net of	Before	Income Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Net unrealized (losses) gains	$(258)	$(63)	$(195)	$247	$61	$186
Credit losses on investments	—	—	—	70	17	53
Call and repayment gains charged to investment income	—	—	—	(15)	(4)	(11)
Reclassification adjustment for realized (gains) losses	(88)	(22)	(66)	21	5	16
Total other comprehensive (losses) gains	$(346)	$(85)	$(261)	$323	$79	$244

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Before	Income Tax	Net of	Before	Income Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Net unrealized (losses) gains	$(341)	$(83)	$(258)	$56	$14	$42
Credit losses on investments	—	—	—	596	146	450
Call and repayment gains charged to investment income	(2)	(1)	(1)	(231)	(56)	(175)
Reclassification adjustment for realized gains	(665)	(163)	(502)	(1,133)	(278)	(855)
Total other comprehensive losses	$(1,008)	$(247)	$(761)	$(712)	$(174)	$(538)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2021
Financial Assets:
Cash and cash equivalents	$569,134	$—	$—	$569,134
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$10,253	$2,700	$—	$12,953
Corporate bonds	28,525	—	—	28,525
State, municipalities, and political subdivisions	—	1,817	—	1,817
Exchange-traded debt	2,289	—	—	2,289
Redeemable preferred stock	469	—	—	469
Total available-for-sale securities	$41,536	$4,517	$—	$46,053
Equity securities	$50,223	$—	$—	$50,223

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2020
Financial Assets:
Cash and cash equivalents	$431,341	$—	$—	$431,341
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$11,236	$2,732	$—	$13,968
Corporate bonds	50,931	—	—	50,931
State, municipalities, and political subdivisions	—	3,081	—	3,081
Exchange-traded debt	3,707	—	—	3,707
Redeemable preferred stock	35	—	—	35
Total available-for-sale securities	$65,909	$5,813	$—	$71,722
Equity securities	$51,130	$—	$—	$51,130

Assets and Liabilities Carried at Other Than Estimated Fair Value

The following tables present fair value information for assets and liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of September 30, 2021 and December 31, 2020:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2021
Financial Liabilities:
Long-term debt:
4.25% Convertible senior notes	$56,227	$—	$103,490	$—	$103,490
3.90% Promissory note	9,371	—	—	10,598	10,598
3.75% Callable promissory note	7,241	—	—	7,986	7,986
4.55% Promissory note	5,208	—	—	6,159	6,159
Total long-term debt	$78,047	$—	$103,490	$24,743	$128,233

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2020
Financial Liabilities:
Revolving credit facility	$23,750	$—	$23,750	$—	$23,750
Long-term debt:
4.25% Convertible senior notes	$133,964	$—	$147,236	$—	$147,236
3.90% Promissory note	9,617	—	—	10,044	10,044
3.75% Callable promissory note	7,502	—	—	7,747	7,747
4.55% Promissory note	5,385	—	—	5,809	5,809
Total long-term debt	$156,468	$—	$147,236	$23,600	$170,836

Note 8 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	September 30,	December 31,
	2021	2020
Anchor tenant relationships (a)	$1,761	$1,761
In-place leases	4,215	4,215
Policy renewal rights - United	7,634	—
Non-compete agreement - United (b)	195	—
Total, at cost	13,805	5,976
Less: accumulated amortization	(2,998)	(2,408)
Intangible assets, net	$10,807	$3,568

The remaining weighted-average amortization periods for the intangible assets at September 30, 2021 are summarized in the table below:

Anchor tenant relationships*	12.6 years
In-place leases	9.9 years
Policy renewal rights - United	(c)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

(a)
An anchor tenant is a tenant that attracted more customers than other tenants.
(b)
The entire amount was fully amortized in June 2021.
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

Note 9 -- Other Assets

The following table summarizes the Company’s other assets:

	September 30,	December 31,
	2021	2020
Benefits receivable related to retrospective reinsurance contracts	$1,819	$10,920
Prepaid expenses	3,493	2,365
Deposits	969	445
Lease acquisition costs, net	521	453
Other	6,372	8,428
Total other assets	$13,174	$22,611

Note 10 -- Revolving Credit Facility

In March 2021, the Company repaid the entire credit facility balance of $23,750. For the three months ended September 30, 2021 and 2020, interest expense was $24 and $108, respectively, including $25 and $39 of amortization of issuance costs, respectively. For the nine months ended September 30, 2021 and 2020, interest expense was $153 and $423, respectively, including $74 and $118 of amortization of issuance costs, respectively. At September 30, 2021, the Company was in compliance with all required covenants with no borrowings outstanding. The borrowing capacity of the facility is now $65,000.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30,	December 31,
	2021	2020
4.25% Convertible senior notes, due March 1, 2037	$56,409	$139,200
3.90% Promissory note, due through April 1, 2032	9,519	9,777
3.75% Callable promissory note, due through September 1, 2036	7,337	7,607
4.55% Promissory note, due through August 1, 2036	5,287	5,470
Finance lease liabilities, due through October 15, 2024	36	43
Total principal amount	78,588	162,097
Less: unamortized discount and issuance costs*	(505)	(5,586)
Total long-term debt	$78,083	$156,511

* Effective January 1, 2021, the balance includes only unamortized issuance costs. See Adoption of New Accounting Standards in Note 2 -- “Summary of Significant Accounting Policies.”

The following table summarizes future maturities of long-term debt as of September 30, 2021, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the earliest call date.

Due in 12 months following September 30,
2021	$57,409
2022	1,036
2023	1,065
2024	1,106
2025	1,151
Thereafter	16,821
Total	$78,588

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest Expense:
Contractual interest	$1,421	$1,736	$4,832	$5,374
Non-cash expense (a)	219	1,053	758	3,174
Capitalized interest (b)	—	(41)	—	(125)
	$1,640	$2,748	$5,590	$8,423

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Convertible Senior Notes

4.25% Convertible Notes. The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Notes. Accordingly, as of September 30, 2021, the conversion rate of the Company’s 4.25% Convertible Notes was 16.4668 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.73 per share.

As the Company’s common shares traded above 130% of the conversion price for at least 20 trading days during the final 30 trading days of both the second and third quarters of 2021, the 4.25% Convertible Notes are convertible by all holders beginning July 1 through December 31, 2021 in accordance with the terms specified in the indenture.

During the third quarter of 2021, the Company entered into various agreements with certain holders of the 4.25% Convertible Notes whereby the holders converted $82,480 in aggregate principal of 4.25% Convertible Notes for aggregate consideration of 1,356,835 shares of HCI’s common stock and $1,414 of cash consideration. These transactions were accounted for as induced conversions based on the limited period of time the offers were open and the inclusion of cash consideration being one of the conversion options specified in the indenture. As such, the Company recognized debt conversion expense of $1,273 during the three months ended September 30, 2021 consisting of the difference between the fair value of all consideration transferred and the fair value of common stock issued.

An additional $311 in aggregate principal of 4.25% Convertible Notes were converted by election from holders of 4.25% Convertible Notes for aggregate consideration of 5,119 shares of HCI’s common stock during the three months ended September 30, 2021.

As of September 30, 2021, the remaining amortization period of the debt issuance costs for the 4.25% Convertible Notes was expected to be 5 months.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Premiums Written:
Direct	$143,426	$116,464	$396,781	$364,942
Assumed	30,840	(13)	88,311	(92)
Gross written	174,266	116,451	485,092	364,850
Ceded	(55,577)	(44,231)	(145,112)	(109,304)
Net premiums written	$118,689	$72,220	$339,980	$255,546
Premiums Earned:
Direct	$120,763	$106,337	$346,788	$303,956
Assumed	29,046	357	73,403	2,906
Gross earned	149,809	106,694	420,191	306,862
Ceded	(55,577)	(44,231)	(145,112)	(109,304)
Net premiums earned	$94,232	$62,463	$275,079	$197,558

During the three and nine months ended September 30, 2021, the Company recognized ceded losses of $1,830 and $2,424, respectively, as a reduction in losses and loss adjustment expenses. During the three and nine months ended September 30, 2020, the Company recognized ceded losses of $1,871 and $2,220, respectively, as a reduction in losses and loss adjustment expenses. At September 30, 2021 and December 31, 2020, there were 54 and 38 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at September 30, 2021 and December 31, 2020 were $49,126 and $85,146, respectively. Approximately 66.4% of the gross reinsurance recoverable balance at September 30, 2021 was receivable from three reinsurers, including the Florida Hurricane Catastrophe Fund, a state trust fund. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $13 and $41 for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, the Company derecognized credit loss expenses of $14 and $363, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $44 and $85 at September 30, 2021 and December 31, 2020, respectively.

The Company has reinsurance contracts that include retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three and nine months ended September 30, 2021, the Company recognized reductions in premiums ceded of $1,364 and $9,619, respectively, related to these adjustments in the consolidated statements of income. For the three and nine months ended September 30, 2020, the Company recognized reductions in premiums ceded of $4,680 and $10,440, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At September 30, 2021 and December 31, 2020, other assets included $1,819 and $10,920, respectively. In June 2021, the Company received $18,720 of premium refund under the retrospective reinsurance contract that ended May 31, 2021. Management believes the credit risk associated with the collectability of accrued benefits is minimal as the amount receivable is concentrated with two reinsurers and the Company monitors the creditworthiness of these reinsurers based on available information about each reinsurer’s financial condition.

Effective January 2021, the Company began providing quota share reinsurance on all in-force, new and renewal policies issued by United. The policies were issued in the states of Connecticut, New Jersey, Massachusetts and Rhode Island. For the three and nine months ended September 30, 2021, assumed premiums written related to United were $30,840 and $88,311, respectively. At September 30, 2021, the Company had a net balance of $6,636 due from United, consisting of premiums receivable of $14,951 offset by ceding commission payable of $3,588 and payable on paid losses and loss adjustment expenses of $4,727.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net balance, beginning of period*	$154,901	$123,129	$141,065	$98,174
Incurred, net of reinsurance, related to:
Current period	53,834	50,543	147,064	116,839
Prior period	8,830	1,200	17,268	2,825
Total incurred, net of reinsurance	62,664	51,743	164,332	119,664
Paid, net of reinsurance, related to:
Current period	(31,663)	(21,175)	(59,265)	(36,988)
Prior period	(22,237)	(9,386)	(82,467)	(36,539)
Total paid, net of reinsurance	(53,900)	(30,561)	(141,732)	(73,527)
Net balance, end of period	163,665	144,311	163,665	144,311
Add: reinsurance recoverable before allowance for credit losses	39,512	75,034	39,512	75,034
Gross balance, end of period	$203,177	$219,345	$203,177	$219,345

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and nine months ended September 30, 2021, the Company recognized losses related to prior periods of $8,830 and $17,268, respectively, primarily to increase the reserve for the 2020 loss year resulting from increased litigation with regards to Hurricane Sally and Tropical Storm Eta. Losses and LAE for the three and nine months ended September 30, 2021 included estimated losses, net of reinsurance, of approximately $19,830 and $43,330, respectively, related to policies assumed from United, approximately $9,767 and $12,367, respectively, of which pertained to TypTap.

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

For the three months ended September 30, 2021 and 2020, revenues from the HCPCI insurance operations segment before intracompany elimination represented 73.9% and 59.1%, respectively, and revenues from the TypTap Group segment represented 24.0% and 12.6%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2021 and 2020, revenues from the HCPCI insurance operations segment before intracompany elimination represented 76.4% and 73.8%, respectively, and revenues from the TypTap Group segment represented 20.7% and 12.7%, respectively, of total revenues of all operating segments. At September 30, 2021 and December 31, 2020, HCPCI insurance operations’ total assets represented 60.2% and 68.9%, respectively, and TypTap Group’s total assets represented 26.3% and 16.7%, respectively, of the combined assets of all operating segments.

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

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2021	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned	$98,256	$51,553	$—	$—	$—	$149,809
Premiums ceded	(36,955)	(20,135)	—	—	1,513	(55,577)
Net premiums earned	61,301	31,418	—	—	1,513	94,232
Net income from investment portfolio	831	102	—	172	778	1,883
Policy fee income	693	307	—	—	—	1,000
Other	2,087	480	2,336	489	(3,290)	2,102
Total revenue	64,912	32,307	2,336	661	(999)	99,217
Expenses:
Losses and loss adjustment expenses	36,928	24,224	—	—	1,512	62,664
Amortization of deferred policy acquisition costs	12,402	9,250	—	—	—	21,652
Other policy acquisition expenses	633	1,110	—	—	(55)	1,688
Interest expense	—	1	231	1,432	—	1,664
Depreciation and amortization	18	342	576	171	(603)	504
Debt conversion expense	—	—	—	1,273	—	1,273
Personnel and other operating expenses	5,896	7,685	814	3,734	(1,853)	16,276
Total expenses	55,877	42,612	1,621	6,610	(999)	105,721
Income (loss) before income taxes	$9,035	$(10,305)	$715	$(5,949)	$—	$(6,504)
Total revenue from non-affiliates (c)	$65,629	$32,701	$1,997	$402
Gross premiums written	$118,280	$55,987

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2020	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$89,283	$19,854	$—	$—	$(2,443)	$106,694
Premiums ceded	(36,503)	(10,171)	—	—	2,443	(44,231)
Net premiums earned	52,780	9,683	—	—	—	62,463
Net income from investment portfolio	1,866	363	—	1,340	(290)	3,279
Policy fee income	684	211	—	—	—	895
Other	759	24	39,353	290	(3,036)	37,390
Total revenue	56,089	10,281	39,353	1,630	(3,326)	104,027
Expenses:
Losses and loss adjustment expenses	44,338	7,405	—	—	—	51,743
Amortization of deferred policy acquisition costs	10,433	3,536	—	—	—	13,969
Other policy acquisition expenses	160	531	—	—	56	747
Interest expense	—	—	463	2,631	(238)	2,856
Depreciation and amortization	21	279	567	179	(585)	461
Loss on repurchases of convertible senior notes	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	98	—	—	98
Personnel and other operating expenses	5,896	4,527	1,325	3,428	(2,559)	12,617
Total expenses	60,848	16,278	2,453	6,238	(3,326)	82,491
(Loss) income before income taxes	$(4,759)	$(5,997)	$36,900	$(4,608)	$—	$21,536
Total revenue from non-affiliates (d)	$55,227	$10,778	$38,859	$1,208
Gross premiums written	$89,102	$27,349

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)
Gross premiums earned consist of $86,840 from HCPCI and $2,443 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2021	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned	$300,827	$119,364	$—	$—	$—	$420,191
Premiums ceded	(104,236)	(42,229)	—	—	1,353	(145,112)
Net premiums earned	196,591	77,135	—	—	1,353	275,079
Net income from investment portfolio	5,261	933	—	4,059	3,799	14,052
Policy fee income	2,106	856	—	—	—	2,962
Other	3,420	1,130	9,849	1,316	(12,213)	3,502
Total revenue	207,378	80,054	9,849	5,375	(7,061)	295,595
Expenses:
Losses and loss adjustment expenses	110,008	52,976	—	—	1,348	164,332
Amortization of deferred policy acquisition costs	43,906	20,541	—	—	—	64,447
Other policy acquisition expenses	2,170	3,071	—	—	(114)	5,127
Interest expense	—	91	972	4,950	(270)	5,743
Depreciation and amortization	56	942	1,737	711	(1,841)	1,605
Debt conversion expense	—	—	—	1,273	—	1,273
Personnel and other operating expenses	17,317	21,007	3,332	8,901	(6,184)	44,373
Total expenses	173,457	98,628	6,041	15,835	(7,061)	286,900
Income (loss) before income taxes	$33,921	$(18,574)	$3,808	$(10,460)	$—	$8,695
Total revenue from non-affiliates (c)	$206,743	$80,893	$8,833	$4,641
Gross premiums written	$323,490	$161,602

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2020	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$255,273	$54,829	$—	$—	$(3,240)	$306,862
Premiums ceded	(93,466)	(19,078)	—	—	3,240	(109,304)
Net premiums earned	161,807	35,751	—	—	—	197,558
Net income (loss) from investment portfolio	3,787	383	3	(1,714)	(1,024)	1,435
Policy fee income	1,987	584	—	—	—	2,571
Other	1,431	87	44,331	1,695	(8,984)	38,560
Total revenue	169,012	36,805	44,334	(19)	(10,008)	240,124
Expenses:
Losses and loss adjustment expenses	97,621	22,043	—	—	—	119,664
Amortization of deferred policy acquisition costs	27,103	9,222	—	—	—	36,325
Other policy acquisition expenses	1,789	1,419	—	—	—	3,208
Interest expense	—	1	1,434	8,090	(679)	8,846
Depreciation and amortization	63	820	1,862	466	(1,793)	1,418
Loss on repurchases of convertible senior notes	—	—	—	150	—	150
Loss on extinguishment of debt	—	—	98	—	—	98
Personnel and other operating expenses	16,161	13,244	3,982	10,548	(7,536)	36,399
Total expenses	142,737	46,749	7,376	19,254	(10,008)	206,108
Income (loss) before income taxes	$26,275	$(9,944)	$36,958	$(19,273)	$—	$34,016
Total revenue from non-affiliates (d)	$167,891	$37,421	$42,907	$(996)
Gross premiums written	$302,142	$62,708

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.
(c)
Gross premiums earned consist of $252,033 from HCPCI and $3,240 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets in the consolidated balance sheets:

	September 30,	December 31,
	2021	2020
Segments:
HCPCI Insurance Operations	$616,948	$648,600
TypTap Group	294,931	157,581
Real Estate Operations	129,198	128,383
Corporate and Other	61,629	29,022
Consolidation and Elimination	(26,592)	(22,273)
Total assets	$1,076,114	$941,313

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	September 30,	December 31,
	2021	2020
Operating leases:
ROU Assets	$2,576	$4,002
Liabilities	$2,578	$4,014
Finance leases:
ROU Assets	$86	$79
Liabilities	$36	$43

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a)
At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)
There are no variable lease payments.
(c)
Rent escalation provisions exist.
(d)
There is a bargain purchase option.

As of September 30, 2021, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following September 30,
2021	$1,464	$20
2022	1,188	15
2023	—	2
Total lease payments	2,652	37
Less: interest and foreign taxes	74	1
Total lease obligations	$2,578	$36

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$4	$4	$13	$13
Interest expense	—	1	1	2
Operating lease costs*	386	404	1,231	560
Short-term lease costs*	100	44	250	135
Total lease costs	$490	$453	$1,495	$710
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases			$1	$1
Operating cash flows – operating leases			$1,237	$566
Financing cash flows – finance leases			$14	$13

	September 30,
	2021
Weighted-average remaining lease term:
Finance leases (in years)	3.0
Operating leases (in years)	2.6
Weighted-average discount rate:
Finance leases (%)	3.5
Operating leases (%)	2.8

* Included in other operating expenses of the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)
There are no purchase options.

Note 16 -- Income Taxes

During the three months ended September 30, 2021, the Company recorded approximately $1,636 of income tax benefit, which resulted in an effective tax rate of 25.2%. During the three months ended September 30, 2020, the Company recorded approximately $6,146 of income taxes, which resulted in an effective tax rate of 28.5%. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the non-deductibility of certain executive compensation during the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, the Company recorded approximately $2,888 and $9,143, respectively, of income taxes, which resulted in effective tax rates of 33.2% and 26.9%, respectively. The increase in the effective tax rate in 2021 as compared with the corresponding period in the prior year was primarily attributable to an increase in non-deductible compensation expense related to

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

restricted stock granted to certain executives. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below.

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Loss	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net (loss) income	$(4,868)			$15,390
Less: Net income attributable to redeemable noncontrolling interest	(2,202)			—
Less: TypTap Group's net loss attributable to non-HCI common stockholders and TypTap Group's participating securities	774			—
Net (loss) income attributable to HCI	(6,296)			15,390
Less: Loss (income) attributable to participating securities	537			(865)
Basic (Loss) Earnings Per Share:
(Loss) income allocated to common stockholders	(5,759)	8,023	$(0.72)	14,525	7,356	$1.97
Effect of Dilutive Securities:
Stock options*	—	—		—	37
Convertible senior notes* (b)	—	—		1,903	2,284
Diluted (Loss) Earnings Per Share:
(Loss) income available to common stockholders and assumed conversions	$(5,759)	8,023	$(0.72)	$16,428	9,677	$1.70

(a)	Shares in thousands.
(b)	See Adoption of New Accounting Standards under Note 2 -- “Summary of Significant Accounting Policies” for additional information.
*	For the three months ended September 30, 2021, stock options and convertible senior notes were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$5,807			$24,873
Less: Net income attributable to redeemable noncontrolling interest	(5,175)			—
Less: TypTap Group's net loss attributable to non-HCI common stockholders and TypTap Group's participating securities	1,191			—
Net income attributable to HCI	1,823			24,873
Less: Income attributable to participating securities	(37)			(1,309)
Basic Earnings Per Share:
Income allocated to common stockholders	1,786	7,676	$0.23	23,564	7,350	$3.21
Effect of Dilutive Securities:
Stock options	—	182		—	17
Convertible senior notes* (b)	—	—		5,787	2,330
Warrants	—	234		—	—
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$1,786	8,092	$0.22	$29,351	9,697	$3.03

(a)	Shares in thousands.
(b)	See Adoption of New Accounting Standards under Note 2 -- “Summary of Significant Accounting Policies” for additional information.
*	For the nine months ended September 30, 2021, convertible senior notes were excluded due to anti-dilutive effect.

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

Redemption Rights

On or after the fourth anniversary of the issuance date, TTIG’s Series A Preferred Stock is redeemable at the option of the holders at a price equal to the greater of (1) $10 per share plus any accrued but unpaid dividends and (2) a fair market value per share determined by an independent valuation firm selected by TTIG’s board of directors. Management determined that the redemption was not probable at September 30, 2021.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of redeemable noncontrolling interest during the nine months ended September 30, 2021:

Balance at January 1, 2021	$—
Initial proceeds from Centerbridge	100,000
Increase (decrease):
Proceeds allocated to warrants*	(9,217)
Issuance costs	(6,262)
Issuance costs allocated to warrants*	577
Accrued cash dividends	458
Accretion - increasing dividend rates	336
Balance at March 31, 2021	$85,892
Increase (decrease):
Accrued cash dividends	1,250
Accretion - increasing dividend rates	929
Balance at June 30, 2021	$88,071
Increase (decrease):
Dividends paid	(2,542)
Accrued cash dividends	1,250
Accretion - increasing dividend rates	952
Balance at September 30, 2021	$87,731

*Net decrease related to warrants of $8,640.

For the three months ended September 30, 2021, net income attributable to redeemable noncontrolling interest was $2,202, consisting of accrued cash dividends of $1,250 and accretion related to increasing dividend rates of $952. For the nine months ended September 30, 2021, net income attributable to redeemable noncontrolling interest was $5,175, consisting of accrued cash dividends of $2,958 and accretion related to increasing dividend rates of $2,217.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 19 -- Equity

Stockholders’ Equity

Common Stock

The Company’s 2020 stock repurchase plan was considered to be expired and there was no new stock repurchase plan approved by the Board of Directors during 2021.

On December 19, 2019, the Board of Directors decided to extend the term of the 2019 stock repurchase plan to March 15, 2020. On March 13, 2020, the Board approved a new stock repurchase plan for 2020 to repurchase up to $20,000 of the Company’s common shares before commissions and fees. During the three months ended September 30, 2020, the Company repurchased and retired a total of 457 shares at a weighted average price per share of $43.76 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2020 was $20 or $43.79 per share. During the nine months ended September 30, 2020, the Company repurchased and retired a total of 129,142 shares at a weighted average price per share of $39.93 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2020 was $5,161 or $39.96 per share.

On July 7, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on September 17, 2021 to stockholders of record on August 20, 2021.

Warrants

At September 30, 2021, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock. These warrants were issued by HCI to the Lead Investor described in Note 18 -- “Redeemable Noncontrolling Interest.”

Noncontrolling Interests

According to its amended Articles of Incorporation, TTIG is authorized to issue 183 million shares of common stock with a par value of $0.001 per share, and 37,502,000 shares of preferred stock. In February 2021, TTIG issued 10 million shares of Series A Preferred Stock (see Note 18 -- “Redeemable Noncontrolling Interest”). At September 30, 2021, there were 81,278,175 shares of TTIG’s common stock outstanding, of which 6,278,175 shares were not owned by HCI.

In May 2021, TTIG repurchased and retired a total of 52,015 shares of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests was $58.

Note 20 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At September 30, 2021, there were 1,117,275 shares available for grant.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine months ended September 30, 2021 and 2020 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2021	440,000	$45.25	7.6 years	$3,113
Outstanding at March 31, 2021	440,000	$45.25	7.3 years	$13,464
Outstanding at June 30, 2021	440,000	$45.25	7.1 years	$23,883
Outstanding at September 30, 2021	440,000	$45.25	6.8 years	$29,238
Exercisable at September 30, 2021	275,000	$43.40	6.3 years	$18,782

Outstanding at January 1, 2020	340,000	$43.21	7.9 years	$1,657
Granted	110,000	$48.00
Exercised	(10,000)	$6.30
Outstanding at March 31, 2020	440,000	$45.25	8.3 years	$—
Outstanding at June 30, 2020	440,000	$45.25	8.1 years	$1,184
Outstanding at September 30, 2020	440,000	$45.25	7.8 years	$2,321
Exercisable at September 30, 2020	165,000	$42.17	7.0 years	$1,334

The following table summarizes information about options exercised for the three and nine months ended September 30, 2021 and 2020 (option amounts not in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Options exercised	—	—	—	10,000
Total intrinsic value of exercised options	$—	$—	$—	$288
Tax benefits realized	$—	$—	$—	$71

For the three months ended September 30, 2021 and 2020, the Company recognized $221 and $300, respectively, of compensation expense which was included in general and administrative personnel expenses. For the nine months ended September 30, 2021 and 2020, the Company recognized $663 and $880, respectively, of compensation expense. Deferred tax benefits related to stock options were $3 and $19 for the three months ended September 30, 2021 and 2020, respectively, and $4 and $57 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, there was $1,226 and $1,889, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.8 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the nine months ended September 30, 2020:

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2021 and 2020 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2021	423,787	$43.79
Granted	548,086	$36.95
Vested	(41,250)	$42.18
Cancelled	(141,600)	$43.76
Forfeited	(2,050)	$45.67
Nonvested at March 31, 2021	786,973	$39.11
Granted	3,000	$76.00
Vested	(68,541)	$43.80
Cancelled	(1,160)	$45.96
Forfeited	(9,060)	$46.44
Nonvested at June 30, 2021	711,212	$38.71
Granted	2,340	$96.60
Forfeited	(38,855)	$38.05
Nonvested at September 30, 2021	674,697	$38.95

Nonvested at January 1, 2020	396,760	$41.71
Granted	45,000	$44.97
Vested	(31,250)	$40.97
Forfeited	(7,138)	$42.60
Nonvested at March 31, 2020	403,372	$42.12
Granted	145,000	$45.59
Vested	(104,926)	$41.16
Forfeited	(5,220)	$43.75
Nonvested at June 30, 2020	438,226	$43.48
Granted	2,680	$54.36
Vested	(625)	$41.02
Forfeited	(2,369)	$45.60
Nonvested at September 30, 2020	437,912	$43.54

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $2,039 and $1,862 for the three months ended September 30, 2021 and 2020, respectively, and $6,280 and $5,142 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, there was approximately $21,628 and $13,666, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.9 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Deferred tax benefits recognized	$420	$353	$879	$956
Tax benefits realized for restricted stock and paid dividends	$70	$47	$1,482	$1,286
Fair value of vested restricted stock	$—	$26	$4,742	$5,625

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Subsidiary Equity Plan

On February 26, 2021, TTIG’s Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) which is an incentive plan denominated in TTIG’s common shares. The 2021 Plan provides for broad-based equity awards to employees and nonemployee directors of TypTap Group. The maximum number of shares that may be issued under the 2021 Plan is 7,000,000 shares. In February 2021, TTIG issued a total of 5,749,300 shares of restricted stock to the employees who transitioned to TypTap Group. For the three months ended September 30, 2021, TypTap Group recognized compensation expense related to restricted stock of $472, and for the nine months ended September 30, 2021, TypTap Group recognized compensation expense related to restricted stock of $2,286.

On September 27, 2021, TTIG’s Board of Directors terminated the 2021 Plan and replaced it with the 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”). The initial maximum number of shares that may be issued under the 2021 Omnibus Plan is 7,700,000 shares. At September 30, 2021, there was approximately $4,846 of total unrecognized compensation expense related to nonvested restricted stock.

Note 21 -- Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of September 30, 2021, the Company has contractual obligations related to two multi-year reinsurance contracts. These contracts may be cancelled only with the other party’s consent or when their respective experience accounts are positive at the end of each contract year. The table below presents the future minimum aggregate premium amounts payable to the reinsurer.

Due in 12 months following September 30,
2021	$9,095
2022*	9,095
2023*	4,093
Total	$22,283

*Premiums payable after May 31, 2022 are estimated.

Capital Commitments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At September 30, 2021, there was an aggregate unfunded balance of $13,980.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 23 -- Subsequent Events

On October 1, 2021, TTIG granted options to purchase an aggregate of 6,450,000 shares of its common stock at an exercise price of $23 per share to its chief executive officer, Paresh Patel, and certain other executives. The options will have a 10-year term and were granted pursuant to TTIG's 2021 Omnibus Plan. The options will vest over a four-year period, so long as the optionees remain employed by TTIG. TTIG is currently in the process of determining the grant date fair value of the options.

On October 5, 2021, a significant portion of market-based restricted stock awards that were granted in February 2021 met the condition for vesting. As a result, the expensing of an unrecognized balance of $7,130 will be accelerated and the expense related to these awards will be recognized over the next twelve months.

On October 15, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 17, 2021 to stockholders of record on November 19, 2021.

During the months of October and November 2021, an additional $27,846 and $4,340, respectively, of aggregate principal amount of the 4.25% Convertible Notes was converted for 458,533 and 71,464 shares, respectively, of HCI's common stock and aggregate cash consideration of $481. The Company recognized debt conversion expense of $481 for certain of the conversions.

In October 2021, the Florida Office of Insurance Regulation approved a 2022 assessment for the Florida Insurance Guaranty Association (“FIGA”) which is necessary to secure funds for the payment of covered claims of insolvent insurance companies. The 2022 FIGA assessment will be levied at 0.70% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, will be assessed on new and renewal policies with effective dates beginning January 1, 2022 through December 31, 2022. The Company’s insurance subsidiaries, as member insurers, will be required to collect and remit the pass-through assessments to FIGA on a quarterly basis.

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
TypTap Group
▪
Property and casualty insurance
▪
Information technology
c)
Real Estate Operations
d)
Other Operations
▪
Holding company operations

For the three months ended September 30, 2021 and 2020, revenues from HCPCI insurance operations before intracompany elimination represented 73.9% and 59.1%, respectively, and revenues from TypTap Group represented 24.0% and 12.6%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2021 and 2020, revenues from HCPCI insurance operations before intracompany elimination represented 76.4% and 73.8%, respectively, and revenues from TypTap Group represented 20.7% and 12.7%, respectively, of total revenues of all operating segments. At September 30, 2021 and December 31, 2020, HCPCI insurance operations’ total assets represented 60.2% and 68.9%, respectively, and TypTap Group’s total assets represented 26.3% and 16.7%, respectively, of the combined assets of all operating segments. See Note 14 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

TypTap Group

Property and Casualty Insurance

TypTap Insurance Group, Inc. ("TTIG"), our majority-owned subsidiary, currently has four subsidiaries: TypTap Insurance Company (“TypTap”), TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTIG is primarily engaged in the property and casualty insurance business and is currently using in-house developed technology to collect and analyze claims and other supplemental data to generate savings and efficiency for its insurance operations.

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium since 2016. TypTap’s policies in force have increased from 6,721 in January 2018 to 48,897 at September 30, 2021. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently in Florida. As of October 26, 2021, TypTap has been approved to offer homeowners coverage in 17 states outside of Florida. In addition to the expansion in TypTap business, we also expect future growth from the United policies assigned to TypTap through the renewal rights agreement acquired by HCI.

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

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Recent Events

On October 1, 2021, TTIG granted options to purchase an aggregate of 6,450,000 shares of its common stock at an exercise price of $23 per share to its chief executive officer, Paresh Patel, and certain other executives. The options will have a 10-year term and were granted pursuant to TTIG's 2021 Omnibus Incentive Plan. The options will vest over a four-year period, so long as the optionees remain employed by TTIG. TTIG is currently in the process of determining the grant date fair value of the options.

On October 15, 2021, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 17, 2021 to stockholders of record on November 19, 2021.

During the months of October and November 2021, an additional $27,846,000 and $4,340,000, respectively, of aggregate principal amount of the 4.25% Convertible Notes was converted for 458,533 and 71,464 shares, respectively, of HCI's common stock and aggregate cash consideration of approximately $481,000. We recognized debt conversion expense of $481,000 for certain of the conversions.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Gross premiums earned	$149,809	$106,694	$420,191	$306,862
Premiums ceded	(55,577)	(44,231)	(145,112)	(109,304)
Net premiums earned	94,232	62,463	275,079	197,558
Net investment income	2,520	1,832	9,749	3,244
Net realized investment gains (losses)	1,232	177	4,952	(632)
Net unrealized investment (losses) gains	(1,869)	1,340	(649)	(581)
Credit losses on investments	—	(70)	—	(596)
Policy fee income	1,000	895	2,962	2,571
Gain on involuntary conversion	—	36,969	—	36,969
Other income	2,102	421	3,502	1,591
Total revenue	99,217	104,027	295,595	240,124
Expenses
Losses and loss adjustment expenses	62,664	51,743	164,332	119,664
Policy acquisition and other underwriting expenses	23,340	14,210	69,574	39,027
General and administrative personnel expenses	11,537	9,871	31,733	27,969
Interest expense	1,664	2,856	5,743	8,846
Loss on repurchases of convertible senior notes	—	—	—	150
Loss on extinguishment of debt	—	98	—	98
Debt conversion expense	1,273	—	1,273	—
Other operating expenses	5,243	3,713	14,245	10,354
Total expenses	105,721	82,491	286,900	206,108
(Loss) income before income taxes	(6,504)	21,536	8,695	34,016
Income tax (benefit) expense	(1,636)	6,146	2,888	9,143
Net (loss) income	(4,868)	15,390	5,807	24,873
Net income attributable to noncontrolling interests	(1,369)	—	(3,979)	—
Net (loss) income after noncontrolling interests	$(6,237)	$15,390	$1,828	$24,873
Ratios to Net Premiums Earned:
Loss Ratio	66.50%	82.84%	59.74%	60.57%
Expense Ratio	45.69%	49.23%	44.56%	43.76%
Combined Ratio	112.19%	132.07%	104.30%	104.33%
Ratios to Gross Premiums Earned:
Loss Ratio	41.83%	48.50%	39.11%	39.00%
Expense Ratio	28.74%	28.82%	29.17%	28.17%
Combined Ratio	70.57%	77.32%	68.28%	67.17%
Earnings Per Share Data:
Basic	$(0.72)	$1.97	$0.23	$3.21
Diluted	$(0.72)	$1.70	$0.22	$3.03

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Our results of operations for the three months ended September 30, 2021 reflect a net loss of approximately $4,868,000 or $0.72 diluted loss per share, compared with a net income of approximately $15,390,000 or $1.70 diluted earnings per share, for the three months ended September 30, 2020. The quarter-over-quarter decrease was primarily due to a one-time gain on involuntary conversion of $36,969,000 included in our 2020 results, a $10,921,000 increase in losses and loss adjustment expenses, a $9,130,000 increase in policy acquisition and other underwriting expenses, and a $1,530,000 increase in other operating expenses, offset by an increase in net premiums earned of $31,769,000, a $1,681,000 increase in other income, and a $1,192,000 decrease in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended September 30, 2021 and 2020 were approximately $149,809,000 and $106,694,000, respectively. HCPCI gross premiums earned were $98,256,000 for the three months ended September 30, 2021 compared to $86,840,000 for the three months ended September 30, 2020. The increase included $29,046,000 of gross premiums earned from the United insurance policies assumed. TypTap’s gross premiums earned were $51,553,000 versus $19,854,000 for the same comparative period with the increase due to a greater number of policies in force from the organic growth in TypTap’s business and from the business assumed from United beginning June 1, 2021.

Premiums Ceded for the three months ended September 30, 2021 and 2020 were approximately $55,577,000 and $44,231,000, respectively, representing 37.1% and 41.5%, respectively, of gross premiums earned. The $11,346,000 increase was primarily attributable to higher reinsurance costs for the 2021 contract year due to an increased overall reinsurance coverage amount as a result of premium growth and expansion. Reinsurance costs were offset by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance agreements.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. For the three months ended September 30, 2021, premiums ceded included a decrease of $1,364,000 related to retrospective provisions compared with a decrease of $4,680,000 for the three months ended September 30, 2020. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended September 30, 2021 and 2020 totaled approximately $118,689,000 and $72,220,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2021 resulted from an increase in gross premiums written from the United insurance policies assumed and the growth of TypTap business. We had approximately 156,000 policies in force at September 30, 2021 (excluding policies assumed from United) as compared with approximately 157,000 policies in force at September 30, 2020.

Net Premiums Earned for the three months ended September 30, 2021 and 2020 were approximately $94,232,000 and $62,463,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended
	September 30,
	2021	2020
Net Premiums Written	$118,689	$72,220
Increase in Unearned Premiums	(24,457)	(9,757)
Net Premiums Earned	$94,232	$62,463

Net Investment Income for the three months ended September 30, 2021 and 2020 was approximately $2,520,000 and $1,832,000, respectively. The $688,000 increase was primarily attributable to a $782,000 increase in income from limited partnership and real estate investments and a $491,000 increase in income from our investment in an unconsolidated joint venture, offset by a $505,000 decrease in interest income from fixed-maturity security investments. See Net Investment Income (loss) under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Gains for the three months ended September 30, 2021 and 2020 were approximately $1,232,000 and $177,000, respectively. The $1,055,000 increase was primarily attributable to net gains from selling equity securities.

Net Unrealized Investment Losses for the three months ended September 30, 2021 were approximately $1,869,000 versus net unrealized investment gains of approximately $1,340,000 for the three months ended September 30, 2020. The decrease was primarily due to the sales of equity securities with aggregate net gains during the quarter.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $62,664,000 and $51,743,000 for the three months ended September 30, 2021 and 2020, respectively. The increase was attributable to additional losses associated with the growth in TypTap’s business during 2021 and was offset by lower third quarter 2021 losses at HCPCI when compared with 2020. TypTap experienced an additional $5,150,000 of losses related to growth in its homeowners business, $6,535,000 of losses from policies assumed from United, and $2,887,000 in combined losses from hurricanes Henri and Ida. HCPCI third quarter 2021 losses were comparatively lower due to 2020 losses of $17,679,000 from Hurricane Sally, $4,850,000 of losses from policies acquired from Anchor Property & Casualty Insurance Company, offset by third quarter 2021 losses of $6,535,000 from policies assumed from United, and $2,305,000 resulting from re-estimation of losses from Hurricane Sally. Both companies recorded additional losses during the quarter totaling a combined $4,165,000 from re-assessing losses from Tropical Storm Eta, a fourth quarter 2020 event. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2021 and 2020 were approximately $23,340,000 and $14,210,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, and premium taxes. Policy acquisition expenses for HCPCI insurance operations were $13,035,000 for the three months ended September 30, 2021 compared to $10,593,000 for the three months ended September 30, 2020. The increase was due to amortization of increased costs associated with the policies assumed from United. TypTap Group policy acquisition expenses were $10,360,000 versus $4,067,000 for the same comparative period, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months and the policies assumed from United.

Debt Conversion Expense for the three months ended September 30, 2021 was approximately $1,273,000, representing costs associated with certain of the conversions of our 4.25% convertible senior notes.

General and Administrative Personnel Expenses for the three months ended September 30, 2021 and 2020 were approximately $11,537,000 and $9,871,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $1,666,000 was primarily attributable to higher stock-based compensation expense, an increase in the headcount of temporary and full-time employees, and merit increases for non-executive employees effective in late February 2021.

Income Tax Benefit for the three months ended September 30, 2021 was approximately $1,636,000 for state, federal, and foreign income taxes resulting in an effective tax rate of 25.2%. This compared with approximately $6,146,000 of income tax expense for the three months ended September 30, 2020, resulting in an effective tax rate of 28.5%. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the non-deductibility of certain executive compensation during the three months ended September 30, 2020.

Ratios:

The loss ratio applicable to the three months ended September 30, 2021 (losses and loss adjustment expenses incurred related to net premiums earned) was 66.5% compared with 82.8% for the three months ended September 30, 2020. The decrease was primarily due to an increase in net premiums earned.

The expense ratio applicable to the three months ended September 30, 2021 (defined as underwriting expenses, general and administrative personnel expenses, interest and other operating expenses related to net premiums earned) was 45.7% compared with 49.2% for the three months ended September 30, 2020. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned and the decrease in interest expense, offset by the increase in losses and loss adjustment expenses and the increase in policy acquisition, underwriting and personnel expenses.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended September 30, 2021 was 112.2% compared with 132.0% for the three months ended September 30, 2020. The decrease in 2021 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended September 30, 2021 was 70.6% compared with 77.3% for the three months ended September 30, 2020. The decrease in 2021 was attributable to the factors described above.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Our results of operations for the nine months ended September 30, 2021 reflect net income of approximately $5,807,000 or $0.22 diluted earnings per share, compared with approximately $24,873,000 or $3.03 diluted earnings per share, for the nine months ended September 30, 2020. The period-over-period decrease in net income was primarily due to a $44,668,000 increase in losses and loss adjustment expenses, a one-time gain on involuntary conversion of $36,969,000 included in our 2020 results, and a $30,547,000 increase in policy acquisition and other underwriting expenses, offset by an increase in net premiums earned of $77,521,000, a $12,617,000 increase in income from our investment portfolio (consisting of net investment income/loss and net realized and unrealized gains/losses), and a $3,103,000 decrease in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the nine months ended September 30, 2021 and 2020 were approximately $420,191,000 and $306,862,000, respectively. HCPCI gross premiums earned were $300,827,000 for the nine months ended September 30, 2021 compared to $252,033,000 for the nine months ended September 30, 2020. The increase included $73,403,000 of gross premiums earned from the United insurance policies assumed. TypTap’s gross premiums earned were $119,364,000 versus $54,829,000 for the same comparative period with the increase due to a greater number of policies in force from the growth in TypTap’s business.

Premiums Ceded for the nine months ended September 30, 2021 and 2020 were approximately $145,112,000 and $109,304,000, respectively, representing 34.5% and 35.6%, respectively, of gross premiums earned. The $35,808,000 increase was primarily attributable to higher reinsurance costs for the 2021 contract year due to an increased overall reinsurance coverage amount as a result of premium growth and expansion. Reinsurance costs were offset by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance agreements.

For the nine months ended September 30, 2021, premiums ceded included a decrease of $4,680,000 related to retrospective provisions compared with a net reduction of $10,440,000 for the nine months ended September 30, 2020. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the nine months ended September 30, 2021 and 2020 totaled approximately $339,980,000 and $255,546,000, respectively. The $84,434,000 increase in 2021 resulted primarily from the factors described earlier.

Net Premiums Earned for the nine months ended September 30, 2021 and 2020 were approximately $275,079,000 and $197,558,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net Premiums Written	$339,980	$255,546
Increase in Unearned Premiums	(64,901)	(57,988)
Net Premiums Earned	$275,079	$197,558

Net Investment Income for the nine months ended September 30, 2021 and 2020 was approximately $9,749,000 and $3,244,000, respectively. The $6,505,000 increase was primarily attributable to losses from limited partnership investments in 2020 due to the economic effects of the COVID-19 pandemic and a net gain of $2,790,000 recognized in 2021 for a legal settlement received from The Kroger Co. See Net Investment Income (loss) under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Unrealized Investment Losses for the nine months ended September 30, 2021 and 2020 were approximately $649,000 and $581,000, respectively. The decrease was primarily due to the sales of equity securities with aggregate net gains during the nine months ended September 30, 2021.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $164,332,000 and $119,664,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase was attributable to additional losses associated with the growth in TypTap’s business during 2021 and was offset by lower 2021 losses at HCPCI when compared with 2020. TypTap experienced an additional $13,985,000 of losses related to growth in its homeowners business, $9,116,000 of losses from policies assumed from United, and $2,887,000 in combined losses from hurricanes Henri and Ida. HCPCI 2021 losses for the nine months were comparatively lower due to 2020 losses of $17,679,000 from Hurricane Sally, $13,000,000 of losses from policies acquired from Anchor Property & Casualty Insurance Company, offset by 2021 losses of $27,712,000 from policies assumed from United, and $2,812,000 resulting from re-estimation of losses from Hurricane Sally. Both companies recorded additional losses during the nine months totaling a combined $8,000,000 from re-assessing losses from Tropical Storm Eta, a fourth quarter 2020 event. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2021 and 2020 were approximately $69,574,000 and $39,027,000 on a consolidated basis, respectively. Policy acquisition expenses for HCPCI insurance operations were $46,076,000 for the nine months ended September 30, 2021 compared to $28,892,000 for the nine months ended September 30, 2020. The increase was due to amortization of increased costs associated with the policies assumed from United. TypTap Group policy acquisition expenses were $23,612,000 versus $10,641,000 for the same comparative period, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months and the policies assumed from United.

General and Administrative Personnel Expenses for the nine months ended September 30, 2021 and 2020 were approximately $31,733,000 and $27,969,000, respectively. The period-over-period increase of $3,764,000 was primarily attributable to higher stock-based compensation expense, an increase in the headcount of temporary and full-time employees, and merit increases for non-executive employees effective in late February 2021.

Interest Expense for the nine months ended September 30, 2021 and 2020 was approximately $5,743,000 and $8,846,000, respectively. The decrease resulted from the early adoption of ASC 2020-06 “Debt - Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s own Equity.” As described in Note 2 -- “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q, ASU 2020-06 allows the reversal of discounts previously recorded to account for the cash conversion feature of convertible debt instruments. Our 4.25% convertible senior notes contain such a cash conversion feature and accordingly the discount was reversed January 1, 2021. As a result, interest expense no longer includes amounts representing the amortization of the discount.

Income Tax Expense for the nine months ended September 30, 2021 and 2020 was approximately $2,888,000 and $9,143,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 33.2% for 2021 and 26.9% for 2020. The increase in the effective tax rate was primarily due to the non-deductibility of certain executive compensation.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2021 (losses and loss adjustment expenses incurred related to net premiums earned) was 59.7% compared with 60.6% for the nine months ended September 30, 2020. The decrease was primarily due to an increase in net premiums earned.

The expense ratio applicable to the nine months ended September 30, 2021 was 44.6% compared with 43.7% for the nine months ended September 30, 2020. The increase in our expense ratio was primarily attributable to the increase in policy acquisition, underwriting and personnel expenses, offset by the increase in net premiums earned and the decrease in interest expense.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2021 was 104.3% compared with 104.3% for the nine months ended September 30, 2020.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the nine months ended September 30, 2021 was 68.3% compared with 67.2% for the nine months ended September 30, 2020. The increase in 2021 was primarily attributable to the increase in losses and loss adjustment expenses, offset by the increase in gross premiums earned.

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

Revolving Credit Facility, Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at September 30, 2021:

	Maturity Date	Interest Payment Due Date
4.25% Convertible senior notes	March 2037	March 1 and September 1
3.75% Callable promissory note	Through September 2036	1st day of each month
4.55% Promissory note	Through August 2036	1st day of each month
3.90% Promissory note	Through April 2032	1st day of each month
Finance leases	Through October 2024	Various
Revolving credit facility	Through December 2023	January 1, April 1, July 1, October 1

See Note 11 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Four of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for two of the remaining funds have expired, the general partners may request additional funds under certain circumstances. At September 30, 2021, there was an aggregate unfunded capital balance of $13,980,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Sources and Uses of Cash

Cash Flows for the Nine Months Ended September 30, 2021

Net cash provided by operating activities for the nine months ended September 30, 2021 was approximately $48,671,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $38,484,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $35,087,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $100,130,000, the proceeds from redemptions and maturities of fixed-maturity securities of $16,734,000, and distributions received from limited partnership investments of $3,635,000, offset by the purchases of fixed-maturity and equity securities of $83,211,000, and the purchases of property and equipment of $2,583,000. Net cash provided by financing activities totaled $54,077,000, which consisted of net proceeds of $93,738,000 from Centerbridge for investment in TTIG, offset by $9,713,000 of net cash dividend payments, net repayment of our revolving credit facility of $23,750,000, and $1,308,000 used in share repurchases.

Cash Flows for the Nine Months Ended September 30, 2020

Net cash provided by operating activities for the nine months ended September 30, 2020 was approximately $77,530,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $39,624,000) and $27,092,000 of net cash receipts from Anchor less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Due to the inclusion of the cash receipt from Anchor, net cash provided by operating activities was higher than usual. Net cash provided by investing activities of $133,800,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $96,669,000, the proceeds from redemptions and maturities of fixed-maturity securities of $60,870,000, and $44,000,000 of compensation received for the property taken by the power of eminent domain, offset by the purchases of fixed-maturity and equity securities of $57,375,000, the purchase of real estate investments of $3,052,000, limited partnership investments of $2,951,000, and the purchases of property and equipment of $5,928,000. Net cash used in financing activities totaled $28,151,000, which consisted of $16,533,000 used to repay 3.95% and 4% promissory notes, $9,279,000 of net cash dividend payments, $4,459,000 used to repurchase our 4.25% convertible senior notes, and $6,499,000 used in our share repurchases, and net repayment of our revolving credit facility of $1,000,000, offset by the proceeds from issuance of a 3.90% promissory note of $10,000,000.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At September 30, 2021, we had $96,276,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition. To maximize the gains from fixed-maturity investments in a low interest rate environment, we have decreased our holdings in fixed-maturity securities since the beginning of 2020.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q and Contractual Obligations and Commitment below for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2021, $151,669,000 of the total $203,177,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $51,508,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At September 30, 2021, $33,889,000 of the $51,508,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $212,169,000 at December 31, 2020 to $203,177,000 at September 30, 2021. The $8,992,000 decrease is comprised of reductions in our Reserves of $30,790,000 specific to Hurricane Irma and Hurricane Michael, and reductions in our non-catastrophe Reserves of $43,738,000 for 2020 and $17,895,000 for 2019 and prior loss years, offset by $76,228,000 in reserves established for the 2021 loss year and additional reserves of $7,203,000 for Hurricane Sally and Tropical Storm Eta. The Reserves established for 2021 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of September 30, 2021. The decrease of $61,633,000 specific to our 2020 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at September 30, 2021 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended September 30, 2021 and 2020, we accrued benefits of $1,364,000 and $4,680,000, respectively. For the nine months ended September 30, 2021 and 2020, we accrued benefits of $9,619,000 and $10,440,000, respectively. The accrual of benefits was recognized as a reduction in ceded premiums.

As of September 30, 2021, we had $1,819,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. In June 2021, we collected $18,720,000 of premium refund from a reinsurer for the reinsurance contract that ended May 31, 2021.

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

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2021. For the nine months ended September 30, 2021, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to our Notes to Unaudited Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at September 30, 2021 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2021 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$43,019	$(3,034)	-6.59%
200 basis point increase	44,030	(2,023)	-4.39%
100 basis point increase	45,042	(1,011)	-2.20%
100 basis point decrease	46,867	814	1.77%
200 basis point decrease	47,320	1,267	2.75%
300 basis point decrease	47,365	1,312	2.85%

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

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2021 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$678	2.0	$692	2.0
AA+, AA, AA-	14,379	32.0	14,465	31.0
A+, A, A-	13,934	31.0	14,080	31.0
BBB+, BBB, BBB-	13,688	30.0	14,477	31.0
BB+, BB, BB-	468	1.0	469	1.0
CCC+, CC and Not rated	1,869	4.0	1,870	4.0
Total	$45,016	100.0	$46,053	100.0

Equity Price Risk

Our equity investment portfolio at September 30, 2021 included common stocks, perpetual preferred stocks, mutual funds and exchange traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at September 30, 2021 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$12,303	24
Technology	4,210	8
Consumer	3,840	8
Communications	2,584	5
Other (1)	3,771	8
	26,708	53
Mutual funds and exchange traded funds by type:
Debt	17,780	35
Equity	5,735	12
Total	$50,223	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2021, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

During the nine months ended September 30, 2021, our insurance subsidiaries paid dividends of $11,900,000 to HCI.

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

10.31

Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.32

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.33

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.34	Joinder, Second Amendment to Credit Agreement and Modification of Other Loan Documents. Incorporated by reference to the corresponding numbered exhibit to our Form 8-K filed January 28, 2021.

10.40

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.41

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.42

Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.43

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.44

7th Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.45

Flood Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

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

10.48**	TypTap Insurance Group, Inc. 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 of our Form 8-K filed March 1, 2021.

10.49**	Form of Restricted Stock Award Agreement of TypTap Insurance Group, Inc. Incorporated by reference to Exhibit 10.6 of our Form 8-K filed March 1, 2021.

10.50	Exchange Agreement, dated August 26, 2021, by and between HCI Group, Inc. and Citadel Equity Fund Ltd.

10.51**	Stock Option Agreement between Paresh Patel and TypTap Insurance Group, Inc. dated October 1, 2021. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed October 7, 2021.

10.52**	TypTap Insurance Group, Inc. 2021 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.2 of our Form 8-K filed October 7, 2021.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 of our Form 10-Q for the quarter ended March 31, 2014 filed May 1, 2014.

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

10.107

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.108

Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.109

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.110

Non-Florida Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021, issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.111

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021, issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.112

Top Layer Flood/Wind Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.113

Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.114

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.115

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.116

Property Catastrophe First Excess of Loss Reinsurance Contract effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.117

Reinstatement Premium Protection Reinsurance Contract (For First Excess Cat) effective June 1, 2021 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.118

Non-Florida Property Catastrophe $6MXS$4M Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.119

Non-Florida Reinstatement Premium Protection Reinsurance Contract (For $6MXS$4m Excess Cat) effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.120

Reimbursement Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by the State Board of Administration of the State of Florida. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.121

Reimbursement Contract effective June 1, 2021 issued to TypTap Insurance Company by the State Board of Administration of the State of Florida. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.122

Multi-Year Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.123

Multi-Year Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

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

HCI GROUP, INC.

November 9, 2021	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 9, 2021	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.