Form 10-K
period 2021-12-31
HCI Group, Inc.
filed 2022-03-10
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021, computed by reference to the price at which the common stock was last sold on June 30, 2021, was $656,626,757.

The number of shares outstanding of the registrant’s common stock, no par value, on February 25, 2022 was 10,324,434.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

HCI GROUP, INC. AND SUBSIDIARIES

Signatures

Certifications

PART I

ITEM 1 – Business

General

Incorporated in 2006, HCI Group, Inc. is a Florida-based company that, through its subsidiaries, is engaged in property and casualty insurance, reinsurance, real estate and information technology. References to “we,” “our,” “us,” “the Company,” or “HCI” in this Form 10-K generally refer to HCI Group, Inc. and its subsidiaries. Our principal executive offices are located at 3802 Coconut Palm Drive, Tampa, Florida 33619, and our telephone number is (813) 849-9500. After the reorganization of our business in the first quarter of 2021, we now manage our operations in the following organizational segments, based on managerial emphasis and evaluation of financial and operating performances:

a)
HCPCI Insurance Operations
•
Property and casualty insurance
•
Reinsurance and other auxiliary operations
b)
TypTap Group
•
Property and casualty insurance
•
Information technology
c)
Real Estate Operations
d)
Other Operations
•
Holding company operations

HCPCI Insurance Operations

Property and Casualty Insurance

Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) was incorporated and began operations in 2007. HCPCI provides various forms of residential insurance products such as homeowners insurance, fire insurance, flood insurance and wind-only insurance to homeowners, condominium owners and tenants for properties primarily located in Florida and in various states outside of Florida.

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

As an established carrier, HCPCI has also accepted the transfer or assumption of policies from insurance companies in Florida or any states in which it operates. For example, in 2011 we accepted approximately 70,000 homeowners’ insurance policies representing $106 million in written premium from a carrier placed into receivership, approximately 43,000 homeowners’ insurance policies representing $69 million of annualized premium in April 2020 from a ratings-downgraded carrier that ceased conducting business, and approximately 6,000 homeowners’ insurance policies representing $20 million of annualized gross written premium from a carrier liquidated in August 2021.

HCPCI's growth strategies primarily focus on assumption of policies from other insurance carriers and participation in a take-out program when opportunities arise. Recently, we assumed personal lines insurance business in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”) representing approximately $112 million in annual written premium from United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”). In December 2021, HCPCI began renewing and/or replacing United policies in two states of the Northeast Region. In January 2022, HCPCI began renewing and/or replacing United policies in one additional state of the Northeast Region. Most recently, HCPCI assumed personal lines insurance business in three southeast states representing approximately $87 million in annual written premium from United. HCPCI is authorized to write residential property and casualty insurance in the states of Arkansas, California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina and Texas. Written premium generated by HCPCI in states other than Florida during 2021, including from assumed business, totaled approximately $95.1 million.

Reinsurance and other auxiliary operations

We have a Bermuda domiciled wholly owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd ("Claddaugh"). We selectively retain risk in Claddaugh, reducing the cost of third party reinsurance. Claddaugh fully collateralizes its exposure to HCPCI and TypTap Insurance Company ("TypTap") by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations also include claim adjusting and processing services.

For the years ended December 31, 2021, 2020 and 2019, revenues from HCPCI insurance operations before intracompany elimination represented 74.6%, 73.4% and 89.4%, respectively, of total revenues of all operating segments. At December 31, 2021 and 2020, HCPCI insurance operations’ total assets represented 58.7% and 68.9%, respectively, of the combined assets of all operating segments. See Note 16 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

TypTap Group

Property and Casualty Insurance

TypTap Insurance Group, Inc. (“TTIG”), our majority-owned subsidiary, currently has four subsidiaries: TypTap, TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTIG is primarily engaged in the property and casualty insurance business, focusing on standalone flood and homeowners multi-peril policies, and is currently using in-house developed technology to collect and analyze claims and other supplemental data to generate savings and efficiency for its insurance operations.

TypTap, TTIG’s insurance subsidiary, was incorporated and began operations in 2016 and has been the primary source of our organic growth in gross written premium since then. Gross written premium consists of the sum of direct premiums written and assumed premiums written. In its first year of operation in 2016, gross written premium was $2.5 million and by 2021 it has grown to $247.5 million. In October 2020, TypTap began applying for approval to offer homeowners coverage in 23 states outside of Florida. Since then, TypTap has received approvals from 18 states. Written premium generated by TypTap in states other than Florida during 2021, including from assumed business, totaled approximately $53.9 million. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently.

In addition to the expansion in TypTap business, we also expect continued growth from the policies assigned to TypTap in connection with the aforementioned assumed personal lines insurance business in the Northeast Region from United. In December 2021, TypTap began renewing and/or replacing United policies in two states of the Northeast Region. In January 2022, TypTap began renewing and/or replacing United policies in one additional state of the Northeast Region.

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

In November 2021, we first announced our intention to list TTIG’s common shares on a major U.S. stock exchange through a planned initial public offering to raise additional capital to fund its growth plan. In January 2022, we announced our postponement of TTIG’s initial public offering due to recent market conditions not favorable to its success and realization of true value.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in designing and creating web-based applications and products for mobile devices. The operations, which are located in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products and services that support in-house operations as well as our third-party relationships with our agency partners and claim vendors. Products created thus far have been solely for use by the Company's insurance-related subsidiaries.

SAMSTM

SAMS is an online policy administration platform used by HCPCI. SAMS processes the full life cycle of a policy from policy quoting and issuance to agency management, cash receipts/disbursements, claims reserving and claim payments.

Harmony

Harmony is the next generation policy administration platform used by both HCPCI and TypTap. The innovative Harmony system easily supports multiple companies and their products. In addition to the standard policy management functionality, Harmony also provides advanced underwriting capabilities as well as a simplified user experience for quoting and binding.

ClaimColony®

ClaimColony is an end-to-end claims management platform used by insurance companies, third-party administrators, independent adjusters and insurance litigation services. Its unique capabilities include customizable workflows, real-time reporting, vendor management, and the ability to efficiently handle high claim volume. ClaimColony supports the entire claim lifecycle and also provides accounting and bookkeeping support as well as rich integration capabilities with policy administration systems such as SAMS and Harmony.

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

For the years ended December 31, 2021, 2020 and 2019, revenues from TypTap Group before intracompany elimination represented 22.7%, 15.5% and 6.3%, respectively, of total revenues of all operating segments. At December 31, 2021 and 2020, TypTap Group's total assets represented 29.3% and 16.7%, respectively, of the combined assets of all operating segments. See Note 16 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Nature of Our Business

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
•
Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents. For instance, we use our internally developed application, ClaimColony®, to increase the efficiency of our claims processing and settlement. In addition, our online platform for quoting and binding residential flood policies streamlines the underwriting and policy production processes.
•
Geographical expansion – We continue to pursue opportunities to further expand our business within the state of Florida and in other states to increase overall geographic diversification. HCPCI and TypTap currently have regulatory approvals to underwrite residential property and casualty insurance in various states.
•
Distribution channel – We continue to improve our relationship with independent agents through collaboration and implementation of technologies that facilitate independent agents in finding the right insurance policies for their clients. In fact, this agency relationship is very essential to the organic growth of TypTap.

Seasonality of Our Business

Our insurance business is seasonal. Hurricanes and tropical storms affecting Florida, our primary market, and other southeastern states typically occur during the period from June 1st through November 30th of each year. Winter storms in the northeast usually occur during the period between December 1st and March 31st of each year. In addition, our reinsurance contracts are generally effective June 1st of each year, and any variation in the cost of our reinsurance, whether due to changes in reinsurance rates, coverage levels or changes in the total insured value of our policy base, will be reflected in our financial results beginning June 1st of each year.

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

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies in any state in which they are licensed to transact business and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined a minimum of once every five years. However, the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”) has the authority to conduct an examination whenever it is deemed appropriate. As of the date of issuance of this report, the FLOIR is conducting a financial examination of HCPCI and TypTap for the year ended December 31, 2020.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2021, 2020 and 2019, see Note 15 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represents estimated costs ultimately required to settle all claims for a given period. See Note 15 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for the net incurred and paid loss development tables for the years 2012 through 2021 and their reconciliation to the estimated liability for losses and LAE as of December 31, 2021.

Real Estate Operations

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations.

Properties Used in Operations

Our real estate used in operations consists of an office building purchased in April 2020 with gross area of 67,289 square feet in Tampa, Florida, and our insurance operations site with gross area of approximately 16,000 square feet in Ocala, Florida. In July 2020, we sold our headquarters location on West Cypress Street to the Florida Department of Transportation (“FDOT”) through eminent domain proceedings. After the sale, we continue to occupy the premises under operating leases and manage the property for the FDOT temporarily. The Ocala location, in addition to day-to-day operational use, serves as our alternative site in the event we experience any significant disruption at our Tampa offices.

Investment Properties

Our portfolio of investment properties includes two waterfront properties consisting of a total of 17.1 acres and a five-acre submerged land lease. One waterfront property contains a building structure that we currently lease to Crabby Bill's restaurant and a marina while the other houses retail space and a marina with high and dry storage. We acquired the restaurant and marina operations in connection with our purchase of the waterfront properties and we continue to operate two marinas to enhance the property values. The table below sets forth information concerning our investment properties.

	Year	Net Rentable
Description/Location	Acquired	Space (SF)	Anchor Tenant
Waterfront property Tierra Verde, Florida	2011	22,884	Tierra Verde Marina (a)
Waterfront property Treasure Island, Florida	2012	12,790	Crabby Bill’s restaurant
Retail shopping center Sorrento, Florida	2016	61,430	Publix supermarket
Retail shopping center Melbourne, Florida	2016	49,995	Fresh Market supermarket
Office building Tampa, Florida	2017	68,867	Bank of America
Retail shopping center Riverview, Florida	2018	8,400	Thorntons, LLC
Retail shopping center Clearwater, Florida (under redevelopment)	2018	55,000 (b)	ALDI supermarket
Vacant land Tampa, Florida	2018	(c)	(c)

(a)
Affiliate.
(b)
Net rentable space is approximated.
(c)
Not applicable.

Other Real Estate Investments

Melbourne FMA, LLC, our wholly owned subsidiary, has a 90% interest in a company which owns one approximately 1.12 acre outparcel for sale or ground lease. See Investment in Unconsolidated Joint Venture in Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2021, 2020 and 2019:

(Amounts in millions except per share amounts)	2021	2020	2019
For the year ended December 31:
Net premiums earned	$377.3	$262.5	$216.3
Total revenue	$407.9	$310.4	$242.5
Losses and loss adjustment expenses	$227.5	$160.0	$107.5
Income before income taxes	$11.2	$36.9	$36.1
Net income	$7.2	$27.6	$26.6
Net income after noncontrolling interests	$1.9	$27.6	$26.6
Earnings per share:
Basic	$0.23	$3.55	$3.32
Diluted	$0.21	$3.49	$3.31
Dividends per share	$1.60	$1.60	$1.60
Net cash provided by operating activities	$96.5	$77.3	$54.0
Cash dividends paid on common stock*	$13.8	$12.4	$12.7
At December 31:
Total investments	$196.7	$225.7	$341.5
Cash and cash equivalents	$628.9	$431.3	$229.2
Total assets	$1,176.9	$941.3	$802.6
Total liabilities	$762.4	$740.2	$617.1
Redeemable noncontrolling interest	$90.0	$—	$—
Total equity	$324.5	$201.1	$185.5
Common shares outstanding (in millions)	10.1	7.8	7.8

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

Our Board is highly diverse in terms of gender, ethnicity, culture, education and business backgrounds, and our U.S.-based workforce is 62% female and approximately 41% non-white.

Employees

As of February 28, 2022, we employed a total of 513 full-time individuals. In addition, we employed 13 employees through a professional employer organization.

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

A substantial portion of our historical revenue has been generated from policies assumed from Citizens and other insurance companies, our acquisition of policies from several Florida insurance companies and subsequent renewals of these policies. Our ability to grow our premium base may depend upon the availability of future policy assumptions and acquisitions upon acceptable terms. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We cannot provide assurance that such opportunities will arise in the future.

Although we have begun providing insurance services in other states, our insurance business is primarily in Florida. Thus, any catastrophic event or other condition affecting losses in Florida could adversely affect our financial condition and results of operations.

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

We rely on highly skilled and experienced personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of our chief executive officer or other key senior management personnel could harm our business and future prospects.

Our performance largely depends on the talents and efforts of highly-skilled and experienced individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives or grow, or our business may contract and we may lose market share. Moreover, certain of our competitors or other insurance or technology businesses may seek to hire our employees. We cannot assure you that we will provide adequate incentives to attract, retain and motivate employees in the future. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.

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

The growth of our insurance business is dependent upon the successful development and implementation of advanced computer and data processing systems as well as the development and deployment of new information technologies to streamline our operations, including policy underwriting, production and administration and claim processing. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations. Additionally, our computer and data processing systems could become obsolete or could cease to provide a competitive advantage in policy underwriting, production and administration and claim processing which could negatively affect our future results of operations.

We conduct our business primarily from offices located in Tampa, Florida where tropical storms could damage our facilities or interrupt our power supply. We currently provide a hybrid work from home strategy for a majority of our workforce. This availability is provided through our highly available redundant cloud infrastructure. The loss or significant impairment of functionality in these facilities for any reason could have a material, adverse effect on our business. We believe this hybrid work strategy and redundant cloud infrastructure provides sufficient redundancies to replace our facilities if functionality is impaired. We contract with a third-party vendor to maintain complete daily backups of our systems, which are stored at the vendor’s facility in Atlanta, Georgia. We additionally use industry leading Internet cloud infrastructure providers to host some of our data processing systems. These cloud providers ensure redundancy across geographic regions with additional daily system backups. Access to these databases and hosted environments is strictly controlled and limited to authorized personnel. In the event of a disaster causing a complete loss of functionality at our Tampa locations, we plan to use our alternative office in Ocala, Florida temporarily to continue our operations.

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

Our objective is to establish loss reserves that are adequate and represent management’s best estimate of the ultimate cost to investigate and settle each specific claim. However, the process of establishing adequate reserves is complex and inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. We regularly monitor and evaluate loss and loss adjustment expense reserve development to determine reserve adequacy.

Due to these uncertainties, the ultimate losses may vary materially from current loss reserves which could have a material, adverse effect on our future financial condition, results of operations and cash flows.

Our failure to pay claims accurately could adversely affect our insurance business, financial results and capital requirements.

We rely on our claims personnel to accurately evaluate and pay the claims made under our policies. Many factors could affect our ability to accurately evaluate and pay claims, including the accuracy of our independent adjusters as they make their assessments and submit their estimates of damages; the training, background, and experience of our claims representatives; the ability of our claims personnel to ensure consistent claims processing given the input by our independent adjusters; the ability of our claims department to translate the information provided by our independent adjusters into acceptable claims settlements; and the ability of our claims personnel to maintain and update our claims processing procedures and systems as they evolve over time based on claims and geographical trends in claims reporting. Any failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our corporate image and negatively affect our financial results.

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

Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.

Our insurance subsidiaries are required to have sufficient capital and surplus in order to comply with insurance regulatory requirements, support our business operations and minimize our risk of insolvency. Failure to maintain adequate risk-based capital at the required levels could result in increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth will depend on our ability to expand the number of insurance policies we write, to expand the kinds of insurance products we offer, and to expand the geographic markets in which we do business, all balanced by the insurance risks we choose to write and cede. Our existing sources of funds include operations, investment holdings, and a bank credit facility. Unexpected catastrophic events in our market areas, such as hurricanes, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we can raise additional capital.

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

However, there are inherent limitations in these strategies. We cannot provide assurance that an unanticipated event or series of events will not result in loss levels which could have a material, adverse effect on our financial condition or results of operations.

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

If our customers were to claim that the policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations and financial condition.

Although we aim to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.

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

•
the level of reserves.

The Florida Office of Insurance Regulation and regulators in other jurisdictions where we may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or non-compliance with regulatory requirements.

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

A regulatory environment that requires approval of rate increases and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our results of operations and financial condition.

From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if our loss ratio compares favorably to that of the industry, state regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or otherwise delay our efforts to raise rates even if the homeowners industry generally is not experiencing regulatory challenges to rate increases. In particular, due to the COVID-19 pandemic, state regulators and legislators are under increased political pressure to provide financial relief to policyholders through premium rebates or requiring insurers to pay claims arising from COVID-19 related losses, regardless of the applicable policy’s exclusions.

In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. Certain states also require insurers to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Our results of operations and financial condition could be adversely affected by any of these factors.

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

We rely on service providers and vendors to provide certain technology, systems and services that we use in connection with various functions of our business, including PCI DSS (Payment Card Industry Data Security Standard) compliant credit card processing, and we may entrust them with confidential information. The information systems of our third-party service providers and vendors are also vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our associates, third-party service providers or vendors. Hardware, software or applications we obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Ever-evolving threats mean our third-party service providers and vendors must continually evaluate and adapt their own respective systems and processes, and there is no assurance that they will be adequate to safeguard against all data security breaches or misuses of data. Any future significant compromise or breach of our data security via a third-party service provider or vendor could result in additional significant costs, lost revenues, fines, lawsuits, and damage to our reputation. We have acquired a cybersecurity insurance policy to help mitigate any financial impact that may incur with a breach along with the assistance for legal and/or media requirements during that time.

General risks

Our operations could be materially and adversely affected by measures implemented by federal, state and local governments to cope with public health issues such as the ongoing COVID-19 pandemic, resulting in possible material impacts to our financial position and results of operations.

Since the outbreak of the COVID-19 pandemic in 2020, there have been many interruptions in business activities on a global scale resulting from the implementation of health and safety measures required by various governments. The effects of COVID-19 continue to cause significant disruption in the United States and international economies and instability of worldwide financial markets. We take necessary precautions to protect the safety and well-being of our employees by conducting certain business activities and operations remotely. As a provider of homeowners insurance, we continually prepare for disasters and catastrophic events, including events that could disrupt business continuity. As a result, we were able to quickly adjust our technologies and infrastructure to support a remote workforce and maintain business continuity. Potential impacts to us include, but are not limited to, the following:

•
Nonrenewal of insurance policies by policyholders with financial difficulties;
•
Increased reinsurance costs;
•
Increased credit loss on reinsurance recoverable;
•
Increased insurance costs;
•
Decrease in value of our real estate investments and financial instruments;
•
Decreased income from our real estate and investment portfolio; and
•
Risk of security vulnerabilities due to remote work environments.

As new variants of COVID-19 emerge, such as the Omicron variant, it is difficult to predict when normal economic and operating conditions can resume. As of the date of issuance of this report, the extent to which the ongoing COVID-19 pandemic may materially affect our financial condition, liquidity, or results of operations in the long-term future remains uncertain and unquantifiable.

An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of our business.

The demand for homeowners insurance generally rises as the overall level of household income increases and generally falls as household income decreases, affecting premiums, commissions and fees generated by our business. Some new polices may be sourced by referral sources tied to home closing transactions, and major slowdowns in the various housing markets we serve could impact our ability to generate new business. The economic activity that impacts homeowners insurance is most closely correlated with employment levels, corporate revenue and asset values.

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

The planned initial public offering of common stock of our majority-owned subsidiary, TTIG, is contingent upon the satisfaction of a number of conditions, may not be completed on the contemplated timeline or at all, and if completed may not achieve the intended benefits.

On November 8, 2021, we first announced our intention to list TTIG’s common shares on a major U.S. stock exchange to raise additional capital to fund its growth plan. On January 12, 2022, we announced our postponement of TTIG’s initial public offering due to recent market conditions not favorable to its success and realization of true value. The planned initial public offering is complex in nature and may be affected by unanticipated developments or changes in market conditions. Furthermore, if the initial public offering is completed, there is no guarantee that it will be successful in meeting its objectives or achieving its intended benefits. Any of these factors could have a material adverse effect on our business and results of operations.

ITEM 1B – Unresolved Staff Comments

Not applicable.

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of a two-story building with gross area of approximately 67,300 square feet and currently serves as HCI Group, Inc.'s corporate headquarters.

Ocala, Florida. The real estate consists of 1.6 acres of land and an office building with gross area of approximately 16,000 square feet. The facility is 100% designated for our insurance operations and in 2022 will be used exclusively by TypTap Management Company.

Investment Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility is currently owned and operated by us. The restaurant facility is leased to an unrelated party that operates several restaurants in the area.

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 23,000 square feet. This marina facility is owned and operated by us. Approximately 6% of the available retail space is occupied by us, 57% of the retail space is leased to non-affiliates, and the remaining space is available for lease.

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

Melbourne, Florida. The real estate includes 2.26 acres of outparcel land intended for ground lease, resale or future development and a retail shopping center with 49,995 square feet of rentable area. Approximately 42% of the rentable space is currently leased to Fresh Market supermarket. Approximately 97% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Tampa, Florida. We own investment properties in two different locations. One real estate consists of 6.69 acres of land and an office building with gross area of 68,867 square feet. The building is 100% leased to Bank of America. Another is approximately 9 acres of undeveloped land that we acquired in February 2019.

Clearwater, Florida. The real estate consists of 6.08 acres of land and a retail building with approximately 55,000 square feet of rentable space. Approximately 59% of the rentable space is currently leased to ALDI supermarket.

Leased Property

Tampa, Florida. We lease 52,693 square feet of office space and use of a four-level parking garage which serve as TTIG's corporate headquarters and several of its subsidiaries’ offices.

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The original lease expired in January 2022 and we entered into a new lease agreement for this lease effective February 2022 with an initial term of nine years.

Miami Lakes, Florida. We lease approximately 5,600 square feet of office space for our claims related administration. The lease is currently on a month-to-month basis.

Expense under all facility leases was $1,945,000, $1,259,000, and $456,000 during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Holders

As of February 25, 2022, the market price for our common stock was $64.17 and there were 190 holders of record of our common stock.

Dividends

The declaration and payment of dividends is at the discretion of our board of directors. Our ability to pay dividends depends on many factors, including the Company’s operating results, financial condition, capital requirements, the availability of cash from our subsidiaries and legal and regulatory constraints and requirements on the payment of dividends and other factors that our board of directors deems relevant. The following table represents the frequency and amount of all cash dividends declared on our common stock for the two most recent fiscal years:

Declaration Date	Payment Date	Date of Record	Per Share Amount
10/15/2021	12/17/2021	11/19/2021	$0.40
7/7/2021	9/17/2021	8/20/2021	$0.40
4/28/2021	6/18/2021	5/21/2021	$0.40
1/15/2021	3/19/2021	2/19/2021	$0.40
10/16/2020	12/18/2020	11/20/2020	$0.40
7/2/2020	9/18/2020	8/21/2020	$0.40
4/13/2020	6/19/2020	5/15/2020	$0.40
1/21/2020	3/20/2020	2/21/2020	$0.40

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders unless certain requirements, which are discussed in Note 26 -- “Regulatory Requirements and Restrictions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, are met. Hence, Florida law may limit the availability of cash from our insurance subsidiaries for the payment of dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2021. We currently have no equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	440,000	$45.25	1,111,975

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2016 and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
HCI Group, Inc.
Russell 2000 Index
NASDAQ Insurance Index
$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Based on an initial investment of $100 on December 31, 2016
with dividends reinvested.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6 – Reserved

Not applicable.

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

Our general operating and growth strategies are to continually optimize our existing book of insurance business, organically expand our insurance business, manage our costs and expenses, diversify our business operations, develop and deploy new technologies to streamline operational processes, and maintain a strong balance sheet so we can quickly pursue accretive opportunities when they arise. Our growth strategies also include assumption of policies from other insurance companies with the intention of renewing and/or replacing them with our policies eventually.

Recent Developments

On January 20, 2022, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are to be paid March 18, 2022 to stockholders of record on February 18, 2022.

On February 23, 2022, we entered into an agreement with United for United’s primary insurance subsidiary, United Property & Casualty Insurance Company, to cede to us all of its personal lines insurance business in the states of Georgia, North Carolina and South Carolina. Under the reinsurance agreement, HCPCI provides 85% quota share reinsurance on all of United’s personal lines insurance business in those states from December 31, 2021 through May 31, 2022. Similar to the previous agreement, HCPCI paid United a catastrophe allowance of 9% of premium not exceeding $3,800,000 and a provisional ceding commission of 25% of premium. That percentage could increase up to 32% depending on the direct loss ratio results from the reinsured business. Annual premiums from the assumed business approximate $87,000,000. We also entered into a renewal rights agreement with United in connection with the assumed business in the three states. Under the renewal rights agreement, we have the right to renew and/or replace United’s insurance policies at the end of their respective policy periods in the three states. Our ability to replace policies is subject to regulatory approvals in the three states. In connection with the transaction, United will agree to not compete with us for the issuance of personal lines homeowners business in these three states until July 1, 2025. As part of the transaction, United will receive a renewal rights ceding commission of 6%, with a portion of the ceding commission paid up-front.

On March 1, 2022, none of the holders of the 4.25% Convertible Senior Notes exercised the put option, which would have required us to repurchase for cash all or any portion of the notes at par.

In March 2022, our share repurchase forward contract with Societe Generale, entered into in conjunction with the 2017 issuance of the 4.25% Convertible Senior Notes, was physically settled with the delivery from Societe Generale of 191,100 shares of HCI’s common stock to us.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2021 with the Year Ended December 31, 2020

Our results of operations for the year ended December 31, 2021 reflect net income of approximately $7,242,000, or $0.21 diluted earnings per share, compared with a net income of approximately $27,580,000, or $3.49 diluted earnings per share, for the year ended December 31, 2020. The year-over-year decrease was primarily attributable to a one-time gain on involuntary conversion of approximately $36,969,000 included in our 2020 results, offset by a net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses) of approximately $14,538,000.

Revenue

Gross Premiums Earned for the years ended December 31, 2021 and 2020 were approximately $577,044,000 and $415,918,000, respectively. The $161,126,000 increase in 2021 was primarily attributable to the policies assumed from United Insurance Holdings Corporation and increased policies in force from the growth in TypTap’s business, offset by a normal decrease due to policy attrition. Gross premiums earned in 2021 related to the United policies assumed were $98,498,000. HCPCI's gross premiums earned in 2021 were $401,137,000 compared with $337,082,000 in 2020. TypTap's gross premiums earned in 2021 were $175,907,000 compared with $78,836,000 in 2020.

Premiums Ceded for the years ended December 31, 2021 and 2020 were approximately $199,741,000 and $153,458,000, respectively, representing 34.6% and 36.9%, respectively, of gross premiums earned. Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses defined in a quota share arrangement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. The $46,283,000 increase was primarily attributable to increased reinsurance costs effective June 1, 2021 and a higher level of reinsurance coverage, offset by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the years ended December 31, 2021 and 2020 totaled approximately $474,648,000 and $350,696,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $123,952,000 increase in 2021 resulted primarily from an increase in gross premiums written from the growth of TypTap business of approximately $142,624,000 and the assumed business from United of approximately $128,948,000. HCPCI’s and TypTap’s gross premiums written were approximately $426,910,000 and $247,479,000, respectively, for 2021 compared with approximately $399,299,000 and $104,855,000, respectively, for 2020. We had approximately 180,700 policies in force at December 31, 2021 versus approximately 154,000 policies in force at December 31, 2020.

Net Premiums Earned for the years ended December 31, 2021 and 2020 were approximately $377,303,000 and $262,460,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Years Ended December 31,
	2021	2020
Net Premiums Written	$474,648	$350,696
Increase in Unearned Premiums	(97,345)	(88,236)
Net Premiums Earned	$377,303	$262,460

Net Investment Income for the years ended December 31, 2021 and 2020 was approximately $12,335,000 and $4,564,000, respectively. The year-over-year increase was primarily attributable to an increase in income from limited partnership investments of approximately $6,542,000 and a net gain of $2,790,000 recognized in 2021 for a legal settlement received from The Kroger Co. See Note 5 -- “Investments” under Net Investment Income to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Realized Investment Gains for the years ended December 31, 2021 and 2020 were approximately $6,472,000 and $1,000,000, respectively. The gains in 2021 resulted primarily from sales of equity securities.

Net Unrealized Investment Gains for the years ended December 31, 2021 and 2020 were approximately $1,363,000 and $679,000, respectively. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. The increase in 2021 reflected an overall improvement in the equity market compared with 2020.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $227,525,000 and $160,036,000 for the years ended December 31, 2021 and 2020, respectively. The increase was primarily attributable to losses associated with the assumption of policies from United, the organic growth in TypTap’s homeowners business, and the unfavorable loss development for the 2020 loss year. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2021 and 2020 were approximately $93,732,000 and $53,859,000, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, and premium taxes. The increase was primarily attributable to amortization of increased costs associated with the policies assumed from United and the amortization of increased commission costs related to the growth of TypTap's policies in force during 2021.

Debt Conversion Expense for the year ended December 31, 2021 was approximately $1,754,000, representing costs associated with certain of the conversions of our 4.25% convertible senior notes.

General and Administrative Personnel Expenses for the years ended December 31, 2021 and 2020 were approximately $45,428,000 and $33,829,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expense, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of Hurricane Irma claims which are recoverable from reinsurers under reinsurance contracts. The year-over-year increase of $11,599,000 was primarily attributable to an $8,042,000 increase in salaries and wages expense due to an increase in the headcount of temporary and full-time employees and merit increases for non-executive employees, and a $5,621,000 increase in stock-based compensation expense, offset by a decrease in employee incentive bonus and higher capitalized and recoverable payroll costs.

Interest Expense for the years ended December 31, 2021 and 2020 was approximately $6,400,000 and $11,734,000, respectively. The decrease primarily resulted from conversions of our 4.25% convertible senior notes during the second half of 2021 and the early adoption of ASC 2020-06 “Debt - Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s own Equity.” As described in Note 2 -- “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, ASU 2020-06 allows the reversal of discounts previously recorded to account for the cash conversion feature of convertible debt instruments. Our 4.25% convertible senior notes contain such a cash conversion feature and accordingly the discount was reversed on January 1, 2021. As a result, interest expense no longer includes amounts representing the amortization of the discount.

Income Tax Expense for the year ended December 31, 2021 was approximately $3,991,000 for federal, state, and foreign income taxes compared with income tax expense of approximately $9,348,000 for the year ended December 31, 2020, resulting in an effective tax rate of 35.5% for 2021 and 25.3% for 2020. The increase in the effective tax rate was primarily due to the non-deductibility of certain executive compensation and the increase in deferred tax expense due to the increased Florida corporate tax rate effective January 1, 2022.

Ratios:

The loss ratio applicable to the year ended December 31, 2021 (losses and loss adjustment expenses incurred related to net premiums earned) was 60.3% compared with 61.0% for the year ended December 31, 2020. The decrease was primarily due to an increase in net premiums earned.

The expense ratio applicable to the year ended December 31, 2021 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 44.8% compared with 43.2% for the year ended December 31, 2020. The increase in our expense ratio was primarily attributable to the increase in policy acquisition, underwriting and personnel expenses, offset by the increase in net premiums earned and the decrease in interest expense.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2021 was 105.1% compared with 104.2% for the year ended December 31, 2020. The increase was primarily attributable to the increase in losses and loss adjustment expenses combined with the increases in reinsurance costs and policy acquisition and other underwriting expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2021 was 68.7% compared with 65.8% for the year ended December 31, 2020. The increase in 2021 was primarily attributable to the increase in losses and loss adjustment expenses, offset by the increase in gross premiums earned.

Comparison of the Year Ended December 31, 2020 with the Year Ended December 31, 2019

Our results of operations for the year ended December 31, 2020 reflect net income of $27,580,000, or $3.49 diluted earnings per share, compared with a net income of $26,576,000, or $3.31 diluted earnings per share, for the year ended December 31, 2019. The year-over-year increase was primarily attributable to a gain on involuntary conversion of $36,969,000 and a net increase in net premiums earned of $46,146,000, offset by an increase in losses and loss adjustment expenses of $52,522,000, a net decrease in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses) of $15,095,000, an increase in policy acquisition and other underwriting expenses of $11,362,000 and a $2,717,000 increase in payroll costs and other personnel expenses.

Revenue

Gross Premiums Earned for the years ended December 31, 2020 and 2019 were approximately $415,918,000 and $342,079,000, respectively. The increase in 2020 was primarily attributable to the policies transitioned from Anchor and increased policies in force from the growth in TypTap’s business, offset by a normal decrease due to policy attrition. Gross premiums earned related to the Anchor policies and the growth in TypTap’s business during 2020 were approximately $27,765,000 and $47,900,000, respectively.

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

Net Unrealized Investment Gains for the years ended December 31, 2020 and 2019 were approximately $679,000 and $7,950,000, respectively. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. In addition to an overall improvement in the equity market, we sold securities with unrealized gain positions during the first quarter of 2020. In contrast, securities with unrealized loss positions were sold during 2019.

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

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2020 and 2019 were approximately $53,859,000 and $42,497,000, respectively. The increase was primarily attributable to higher agent commission rates, property inspection costs associated with the organic growth of TypTap business, and $1,411,000 of amortized transition costs related to Anchor policies.

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

Ratios:

The loss ratio applicable to the year ended December 31, 2020 was 61.0% compared with 49.7% for the year ended December 31, 2019. The increase was primarily due to a change in the mix of business and losses related to Hurricane Sally and Tropical Storm Eta.

The expense ratio applicable to the year ended December 31, 2020 was 43.2% compared with 45.7% for the year ended December 31, 2019. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned, offset by the increases in policy acquisition expenses and general and administrative personnel expenses as described earlier.

The combined ratio to net premiums earned for the year ended December 31, 2020 was 104.2% compared with 95.4% for the year ended December 31, 2019. The increase was primarily attributable to the increase in losses and loss adjustment expenses combined with the increases in reinsurance costs and policy acquisition and other underwriting expenses.

The combined ratio to gross premiums earned for the year ended December 31, 2020 was 65.8% compared with 60.3% for the year ended December 31, 2019. The increase in 2020 was primarily attributable to the increase in losses and loss adjustment expenses.

Seasonality of Our Business

Our insurance business is seasonal. Hurricanes and tropical storms affecting Florida, our primary market, and other southeastern states typically occur during the period from June 1st through November 30th of each year. Winter storms in the northeast usually occur during the period between December 1st and March 31st of each year. Also, with our reinsurance treaty year typically effective on June 1st of each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning on June 1st of each year.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations for our indebtedness at December 31, 2021:

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

* At the option of the noteholders, we may be required to repurchase for cash all or any portion of the note on March 1, 2022, March 1, 2027 or March 1, 2032. See “Recent Developments” under Item 7 of this Annual Report on Form 10-K.

See Note 13 -- “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Four of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Under certain circumstances, we may be required to provide additional capital for the two remaining funds with expired capital commitments. At December 31, 2021, there was an aggregate unfunded capital balance of $11,073,000. See Limited Partnership Investments under Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It helps offset the volatility of other high-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

We currently have a 90% equity interest in FMKT Mel JV, LLC, a Florida limited liability company for which we are not the primary beneficiary. FMKT Mel JV’s real estate portfolio consists of an outparcel for ground lease or sale. We have the option to take full ownership of this outparcel by acquiring the remaining 10% interest. Alternatively, we may sell this outparcel and allocate the profits from the sale before liquidating FMKT Mel JV.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019 are summarized below.

Cash Flows for the Year Ended December 31, 2021

Net cash provided by operating activities for the year ended December 31, 2021 was approximately $96,503,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $48,921,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $36,852,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $135,365,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $23,430,000, and the distributions of $4,657,000 received from limited partnership investments, offset by the purchases of fixed-maturity and equity securities of $121,104,000, additional investments in limited partnership interests of $3,756,000, and the purchases of property and equipment of $3,318,000. Net cash provided by financing activities totaled $64,301,000, which was primarily due to net proceeds of $93,738,000 from Centerbridge for investment in TTIG, offset by $13,759,000 of net cash dividend payments, net repayment of our revolving credit facility of $8,750,000, cash dividends paid to redeemable noncontrolling interest of $2,542,000, $1,895,000 of debt conversion expense paid and $1,314,000 used in share repurchases.

Cash Flows for the Year Ended December 31, 2020

Net cash provided by operating activities for the year ended December 31, 2020 was approximately $77,311,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $56,860,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $143,215,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $128,745,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $84,459,000, $44,000,000 of compensation received for the property relinquished through eminent domain, and the distributions of $2,086,000 received from limited partnership investments, offset by the purchases of fixed-maturity and equity securities of $103,174,000, the purchases of property and equipment of $6,437,000, additional investments in limited partnership interests of $4,241,000, and the purchases of real estate investments of $3,020,000. Net cash used in financing activities totaled $16,705,000, which was primarily due to the repayment of long-term debt of $17,048,000, $6,708,000 used in our share repurchases, $4,459,000 used to repurchase a portion of our 4.25% convertible senior notes, and $12,388,000 of net cash dividend payments, offset by $14,000,000 of net borrowings from our revolving credit facility and the proceeds from issuance of a 3.90% promissory note of $10,000,000.

Cash Flows for the Year Ended December 31, 2019

Net cash provided by operating activities for the year ended December 31, 2019 was approximately $54,047,000, which consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $105,676,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $50,459,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $45,616,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $59,343,000, the proceeds from sales, redemptions and maturities of short-term and other investments of $67,398,000, and the distributions of $2,121,000 from limited partnership investments, offset by the purchases of fixed-maturity and equity securities of $107,299,000, the purchases of real estate investments of $11,481,000, the purchases of property and equipment of $2,887,000, the purchases of short-term and other investments of $1,178,000, and the investments in limited partnership interests of $1,174,000. Net cash used in financing activities totaled $114,724,000, which was primarily due to the repayment of long-term debt of $91,318,000, $20,054,000 used in our share repurchases, and $12,706,000 of net cash dividend payments, offset by $9,750,000 of borrowings from our revolving credit facility.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At December 31, 2021, we had $94,323,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition. To maximize the gains from fixed-maturity investments in a low interest rate environment, we have decreased our holdings in fixed-maturity securities since the beginning of 2020.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2021, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 24 -- “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We believe our accounting policies specific to losses and loss adjustment expenses, reinsurance recoverable, reinsurance with retrospective provisions, deferred income taxes, stock-based compensation expense, limited partnership investments, acquired intangible assets, warrants, and redeemable noncontrolling interest involve our most significant judgments and estimates material to our consolidated financial statements.

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

Year Ended December 31, 2021
Change in Reserves	Reserves	Percentage Change in Equity, Net of Tax
-20.0%	189,732	10.91%
-15.0%	201,590	8.18%
-10.0%	213,449	5.46%
-5.0%	225,307	2.73%
Base	237,165	—
5.0%	249,023	(2.73)%
10.0%	260,882	(5.46)%
15.0%	272,740	(8.18)%
20.0%	284,598	(10.91)%

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

Economic Impact of Reinsurance Contracts with Retrospective Provisions. Two of our reinsurance contracts include retrospective provisions that adjust premiums in the event losses are minimal or zero. As described earlier, there is considerable uncertainty regarding the estimation of future losses. In accordance with U.S. GAAP, we will recognize an asset in the period in which the absence of loss experience obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term.

For the year ended December 31, 2021, we accrued benefits of $10,864,000. For the year ended December 31, 2020, we accrued benefits of $15,120,000. For the year ended December 31, 2019, we accrued benefits of $6,344,000 and recognized a reduction in ceded premiums of $434,000. In combination, for the years ended December 31, 2021 and 2020, we recognized decreases in ceded premiums of $10,864,000 and $15,120,000, respectively.

As of December 31, 2021, we had $3,064,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreements. In June 2021, we received a $18,720,000 premium refund under the retrospective reinsurance contract that ended May 31, 2021. As of December 31, 2020, we had $10,920,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. In June 2020, we received a $13,680,000 premium refund under the retrospective reinsurance contract that ended May 31, 2020. We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

Income Taxes. We account for income taxes in accordance with U.S. GAAP, resulting in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred tax assets, representing future reductions in taxable income, are recorded with the assumption that taxable income will be present in the future. Given the uncertainty regarding future taxable income, valuation allowances are provided against assets that are not likely to be realized, if any. We have elected to classify the related interest and penalties, if any, as income tax expense as permitted by current accounting standards.

Stock-Based Compensation. We account for stock-based compensation awards under our stockholder-approved incentive plans in accordance with the fair value recognition provisions of U.S. GAAP, which require the measurement, and recognition of compensation for all stock-based awards made to employees, non-employee directors, and third-party award recipients including stock options, restricted stock and warrant issuances based on estimated fair values. For restricted stock with service-based vesting conditions, fair value is determined by the market price of the stock on the grant date. Compensation expense is then recognized ratably over the requisite or derived service period of the award. Restricted stock awards with market-based vesting conditions require the use of a Monte Carlo simulation model with the assistance of a third-party valuation specialist to estimate the fair value and derived service period of the award. We then recognize the compensation expense ratably over this derived service period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility or derived service periods. We develop our estimates based on historical data and market information. We primarily use the Black-Scholes option-pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate. For stock-based awards granted by non-public subsidiaries, we determine a fair value with the assistance of an independent valuation specialist who may use different valuation methods such as a Monte Carlo simulation model and a binomial distribution model. Inputs such as an estimated stock price of our private subsidiary and expected price volatility used in these valuation methods are derived mathematically from a data analysis of many public peer companies with similar characteristics.

Limited Partnership Investments. The valuation of our limited partnership investments is prepared by the general partner of each fund. We use net asset value (“NAV”) provided by the general partner to estimate our share of the fair value of these investments. However, the timing of the delivery of the fund’s financial statements and NAV information is on a three-month lag which results in a three-month delay in the recognition of our share of the limited partnership’s earnings or losses. But because this is the best information available, we use it as an estimate for the fair value at our reporting dates, unless conditions have changed significantly in the economy or securities markets since the previous quarter due to an event such as the onset of COVID-19. In such case, we will adjust our estimate with the assistance from the general partner.

Acquired Intangible Assets. Acquired intangible assets represent the fair value of consideration we paid and are estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transaction, we purchased the right, but not the obligation, to offer homeowners insurance coverage to all current policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreement also contains a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. We record intangible assets based on the fair value of the consideration we paid and are estimated to pay to the seller as provided in the renewal rights agreement with the seller. We engaged a third-party valuation specialist to assist with the allocation of the renewal rights and non-compete intangible assets acquired. Uncertainty is inherent in the estimates of future payments and in the assumptions made in allocating value to separate intangible assets. Intangible assets are amortized over their estimated useful lives. Intangible assets are evaluated periodically to ensure that there is no impairment to carrying value and no change required in the amortization period.

Warrants and Redeemable Noncontrolling Interest. In the capital investment transaction completed by TTIG with a fund associated with Centerbridge Partners, L.P., TTIG issued 10,000,000 total shares of Series A Preferred Stock and HCI issued warrants to purchase 750,000 shares of HCI common stock, in exchange for proceeds of $100,000,000. Both the fair value and expected term of the warrants were estimated with assistance from a third-party valuation specialist using a Monte Carlo simulation model. Total proceeds from the capital investment transaction were allocated using the residual fair value method, first to the warrants issued based on their estimated fair value, with the residual proceeds being allocated to the fair value of Series A Preferred Stock. See Note 20 -- “Redeemable Noncontrolling Interest” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolios at December 31, 2021 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our board of directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2021 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$38,336	$(4,247)	-9.97%
200 basis point increase	39,751	(2,832)	-6.65%
100 basis point increase	41,167	(1,416)	-3.33%
100 basis point decrease	43,932	1,349	3.17%
200 basis point decrease	44,670	2,087	4.90%
300 basis point decrease	44,736	2,153	5.06%

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

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2021 (amounts in thousands):

Comparable Rating	Cost or Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$317	1	$315	1
AA+, AA, AA-	18,931	45	18,922	44
A+, A, A-	7,935	19	7,997	19
BBB+, BBB, BBB-	12,537	30	13,119	31
BB+, BB, BB-	468	1	448	1
CCC+, CC and Not rated	1,765	4	1,782	4
Total	$41,953	100	$42,583	100

Equity Price Risk

Our equity investment portfolio at December 31, 2021 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at December 31, 2021 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$10,718	21
Consumer	6,010	12
Technology	4,888	9
Communications	2,726	5
Other (1)	3,487	7
	27,829	54
Mutual funds and exchange-traded funds by type:
Debt	20,976	40
Equity	2,935	6
	23,911	46
Total	$51,740	100

(1) Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2021, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

HCI Group, Inc. and Subsidiaries

Tampa, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2022 expressed an unqualified opinion thereon.

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

Reserves for Losses and Loss Adjustment Expenses

As described in Note 2 - Summary of Significant Accounting Policies and Note 15 - Losses and Loss Adjustment Expenses to the consolidated financial statements, the Company’s reserves for losses and loss adjustment expenses (LAE) reported in the consolidated balance sheet were $237.2 million at December 31, 2021. Reserves for losses and LAE reflect management’s best estimate regarding the Company’s ultimate losses, resulting in a liability for claims that have been incurred, but not yet paid, and claims that have been incurred but not yet reported. The reserves are based on the application of actuarial techniques and other projection methodologies, taking into consideration other facts and circumstances known at the balance sheet date. The methods used by management in determining the reserves for losses and LAE are complex and subjective with various key inputs and assumptions. Judgement is required to determine the inputs and assumptions used and these can significantly impact the reserves recognized. The most significant judgments include the choice of the appropriate standard actuarial reserving methods, the selection of loss development factors that place reliance on actual historical loss experience, current claim trends, and the prevailing social, economic and legal environments, and reserves derived specific to catastrophe events.

The principal considerations for our determination of the reserves for losses and LAE as a critical audit matter are the complexity and subjectivity of the judgments, estimates and assumptions that management utilized in determining their ultimate loss estimates. This required a high degree of effort and judgment in selecting the auditor procedures to evaluate management’s estimates and assumptions as it relates to the reserves for losses and LAE, including the use of an auditor's specialist.

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
•
We engaged an actuary as an auditor’s specialist to independently assess the Company’s consulting actuary’s selection of actuarial methods and assumptions and the resulting reserve ranges and point estimates.

Valuation of Limited Partnership Investments

As described in Note 2 - Summary of Significant Accounting Policies and Note 5 - Investments to the consolidated financial statements, the Company’s limited partnership investments reported in the consolidated balance sheet were $28.1 million at December 31, 2021. For the investments with ownership interest at five percent or less, the Company uses the net asset value method to estimate the fair value of these investments. Due to a reporting lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated and a significant adverse impact on the net asset value is expected as a result of a major economic event. The methods used by management in determining if an adjustment to the Company’s most recent share of net asset value is necessary are complex and subjective based on the judgement that is required to determine the key inputs and assumptions which can significantly impact the adjustments recognized.

The principal considerations for our determination of the valuation of limited partnership investments as a critical audit matter are the subjectivity of the inputs and assumptions that management utilized in determining the adjustment to the Company’s most recent share of net asset value. This required a high degree of effort and judgment in selecting the auditor procedures to evaluate management’s estimates and assumptions as it relates to the valuation of limited partnership investments, including the use of an auditor's specialist.

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

Valuation of Stock-Based Compensation Denominated in Subsidiary Shares

As described in Note 2 - Summary of Significant Accounting Policies and Note 22 - Stock-Based Compensation to the consolidated financial statements, the Company recognized $3.2 million of compensation expense related to stock-based awards denominated in shares of the Company’s subsidiary, TypTap Insurance Group, Inc., for the year ended December 31, 2021. At December 31, 2021, there was $11.2 million of unrecognized compensation expense related to nonvested restricted stock and stock options denominated in subsidiary shares. The Company accounts for stock-based compensation for all stock-based awards made to employees and directors based on estimated fair values. The methods used by management in determining the fair value of stock-based awards by its subsidiary to its employees at the grant date are complex and subjective with various key inputs and assumptions, including the fair value of the subsidiary’s common shares on the grant date, volatility, and expected term. Judgement is required to determine the appropriate fair value model and the inputs and assumptions used in calculating the fair value of stock-based awards.

The principal considerations for our determination of the valuation of stock-based compensation denominated in subsidiary shares as a critical audit matter are the subjectivity of the inputs and assumptions that management utilized in determining the fair value of the stock-based awards. This required a high degree of effort and judgment in selecting the auditor procedures to evaluate management’s estimates and assumptions as it relates to the valuation of stock-based compensation denominated in subsidiary shares, including the use of an auditor’s specialist.

•
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the valuation of stock-based compensation denominated in subsidiary shares, including controls over management’s determination of the fair value of stock-based awards.
•
We tested the completeness and accuracy of the data utilized by management and evaluated the reasonableness of management’s assumptions used to develop an estimate of fair value.
•
We involved an internal specialist to test the Company’s estimated fair value of stock-based compensation denominated in subsidiary shares, including the methods, assumptions and inputs of the valuation model.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2013.

Tampa, Florida

March 10, 2022

Report of Independent Registered Public Accounting Firm on Internal Control

Stockholders and Board of Directors

HCI Group, Inc. and Subsidiaries

Tampa, Florida

Opinion on Internal Control Over Financial Reporting

We have audited HCI Group, Inc. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company for each of the three years in the period ended December 31, 2021, and our report dated March 10, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Tampa, Florida

March 10, 2022

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2021	2020
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $41,953 and $70,265, respectively and allowance for credit losses: $0 and $588, respectively)	$42,583	$71,722
Equity securities, at fair value (cost: $46,276 and $47,029, respectively)	51,740	51,130
Limited partnership investments	28,133	27,691
Investment in unconsolidated joint venture, at equity	363	705
Real estate investments	73,896	74,472
Total investments	196,715	225,720
Cash and cash equivalents	628,943	431,341
Restricted cash	2,400	2,400
Accrued interest and dividends receivable	353	588
Income taxes receivable	4,084	4,554
Premiums receivable, net (allowance: $1,750 and $2,053, respectively)	68,157	68,382
Prepaid reinsurance premiums	26,355	36,376
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 in 2021 and 2020)	11,985	14,127
Unpaid losses and loss adjustment expenses (allowance: $90 and $85, respectively)	64,665	71,019
Deferred policy acquisition costs	57,695	43,858
Property and equipment, net	14,232	12,767
Right-of-use assets - operating leases	2,204	4,002
Intangible assets, net	10,636	3,568
Funds withheld for assumed business	73,716	—
Other assets	14,717	22,611
Total assets	$1,176,857	$941,313

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	December 31,
	2021	2020
Liabilities and Equity
Losses and loss adjustment expenses	$237,165	$212,169
Unearned premiums	366,744	269,399
Advance premiums	13,771	11,370
Assumed reinsurance balances payable	—	87
Reinsurance payable on paid losses and loss adjustment expenses	4,017	—
Ceded reinsurance premiums payable	19,318	9,764
Accrued expenses	15,453	10,181
Deferred income taxes, net	11,739	11,925
Revolving credit facility	15,000	23,750
Long-term debt	45,504	156,511
Lease liabilities - operating leases	2,203	4,014
Other liabilities	31,485	31,007
Total liabilities	762,399	740,177
Commitments and contingencies (Note 24)
Redeemable noncontrolling interest (Note 20)	89,955	—
Equity:
Common stock (no par value, 40,000,000 shares authorized, 10,131,399 and 7,785,617 shares issued and outstanding in 2021 and 2020, respectively)	—	—
Additional paid-in capital	76,077	—
Retained income	246,790	199,592
Accumulated other comprehensive income, net of taxes	498	1,544
Total stockholders’ equity	323,365	201,136
Noncontrolling interests	1,138	—
Total equity	324,503	201,136
Total liabilities, redeemable noncontrolling interest and equity	$1,176,857	$941,313

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue
Gross premiums earned	$577,044	$415,918	$342,079
Premiums ceded	(199,741)	(153,458)	(125,765)
Net premiums earned	377,303	262,460	216,314
Net investment income	12,335	4,564	13,642
Net realized investment gains (losses)	6,472	1,000	(254)
Net unrealized investment gains	1,363	679	7,950
Net other-than-temporary impairment losses	—	—	(289)
Credit losses on investments	—	(611)	—
Policy fee income	3,995	3,522	3,229
Gain on involuntary conversion	—	36,969	—
Other	6,447	1,854	1,882
Total revenue	407,915	310,437	242,474
Expenses
Losses and loss adjustment expenses	227,525	160,036	107,514
Policy acquisition and other underwriting expenses	93,732	53,859	42,497
General and administrative personnel expenses	45,428	33,829	31,112
Interest expense	6,400	11,734	13,055
Loss on repurchases of convertible senior notes	—	150	—
Loss on extinguishment of debt	—	98	—
Debt conversion expense	1,754	—	—
Other operating expenses	21,843	13,803	12,203
Total expenses	396,682	273,509	206,381
Income before income taxes	11,233	36,928	36,093
Income tax expense	3,991	9,348	9,517
Net income	7,242	27,580	26,576
Net income attributable to redeemable noncontrolling interest (Note 20)	(7,399)	—	—
Net loss attributable to noncontrolling interests	2,013	—	—
Net income after noncontrolling interests	$1,856	$27,580	$26,576

Basic earnings per share	$0.23	$3.55	$3.32

Diluted earnings per share	$0.21	$3.49	$3.31

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$7,242	$27,580	$26,576
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments:
Net unrealized (losses) gains arising during the period	(692)	86	4,902
Other-than-temporary impairment losses charged to income	—	—	289
Credit losses charged to income	—	611	—
Call and repayment gains charged to investment income	(36)	(374)	(141)
Reclassification adjustment for net realized gains	(687)	(1,163)	(218)
Net change in unrealized (losses) gains	(1,415)	(840)	4,832
Deferred income taxes on above change	347	206	(1,201)
Total other comprehensive (loss) income, net of income taxes	(1,068)	(634)	3,631
Comprehensive income	6,174	26,946	30,207
Comprehensive loss attributable to noncontrolling interests	2,035	—	—
Comprehensive income after noncontrolling interests	$8,209	$26,946	$30,207

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

For the Year Ended December 31, 2021

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2020	7,785,617	$—	$—	$199,592	$1,544	$201,136	$—	$201,136
Net income (loss)	—	—	—	8,779	—	8,779	(1,537)	7,242
Net income attributable to redeemable noncontrolling interest	—	—	—	(6,923)	—	(6,923)	(476)	(7,399)
Cumulative effect of change in accounting principle	—	—	—	(3,018)	—	(3,018)	—	(3,018)
Total other comprehensive loss, net of income taxes	—	—	—	—	(1,046)	(1,046)	(22)	(1,068)
Issuance of restricted stock	564,426	—	—	—	—	—	—	—
Forfeiture of restricted stock	(55,665)	—	—	—	—	—	—	—
Cancellation of restricted stock	(142,760)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(17,193)	—	(1,308)	—	—	(1,308)	—	(1,308)
Issuance of common stock	100,000	—	5,410	—	—	5,410	—	5,410
Common stock issued on conversions of 4.25% senior notes	1,896,974	—	114,928	—	—	114,928	—	114,928
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	3,173	3,173
Issuance of warrants, net of issuance costs (Note 20)	—	—	8,640	—	—	8,640	—	8,640
Common stock dividends ($1.60 per share)	—	—	—	(13,759)	—	(13,759)	—	(13,759)
Stock-based compensation	—	—	10,526	—	—	10,526	—	10,526
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(62,119)	62,119	—	—	—	—
Balance at December 31, 2021	10,131,399	$—	$76,077	$246,790	$498	$323,365	$1,138	$324,503

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income after noncontrolling interests	$1,856	$27,580	$26,576
Net income attributable to noncontrolling interests	5,386	—	—
Net income	7,242	27,580	26,576
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,754	8,133	6,460
Net amortization of premiums (accretion of discount) on investments in fixed-maturity securities	169	(100)	50
Depreciation and amortization	5,549	8,747	8,942
Deferred income tax expense	1,142	8,123	1,871
Net realized investment (gains) losses	(6,472)	(1,000)	254
Net unrealized investment gains	(1,363)	(679)	(7,950)
Other-than-temporary impairment losses	—	—	289
Credit loss expense - investments	—	611	—
Credit loss expense - reinsurance recoverable	5	(368)	—
Net (income) loss from unconsolidated joint venture	(417)	57	83
Distribution received from unconsolidated joint venture	114	—	—
Net (income) loss from limited partnership interests	(4,947)	1,595	(1,176)
Distributions received from limited partnership interests	3,604	1,215	4,176
Loss on repurchases of convertible senior notes	—	150	—
Loss on extinguishment of debt	—	98	—
Debt conversion expense	1,754	—	—
Gain on involuntary conversion	—	(36,969)	—
Foreign currency remeasurement loss	64	32	57
Other non-cash items	61	46	290
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	235	1,028	176
Income taxes	470	(3,514)	(69)
Premiums receivable, net	225	(48,127)	(3,588)
Prepaid reinsurance premiums	10,021	(18,393)	(51)
Reinsurance recoverable	8,491	47,447	(8,767)
Deferred policy acquisition costs	(13,837)	(22,195)	(5,156)
Funds withheld for assumed business	(73,716)	—	—
Other assets	4,487	(4,578)	(7,837)
Losses and loss adjustment expenses	24,996	(2,528)	7,111
Unearned premiums	97,345	88,236	23,434
Advance premiums	2,401	5,781	(603)
Assumed reinsurance balances payable	(87)	11	62
Reinsurance payable on paid losses and loss adjustment expenses	4,017	—	—
Ceded reinsurance premiums payable	9,554	(3,431)	5,195
Accrued expenses and other liabilities	1,642	20,303	4,218
Net cash provided by operating activities	96,503	77,311	54,047

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from investing activities:
Investments in limited partnership interests	(3,756)	(4,241)	(1,174)
Distributions received from limited partnership interests	4,657	2,086	2,121
Distribution received from unconsolidated joint venture	623	—	—
Purchase of property and equipment	(3,318)	(6,437)	(2,887)
Purchase of real estate investments	(1,367)	(3,020)	(11,481)
Purchase of fixed-maturity securities	(18,303)	(34,951)	(82,662)
Purchase of equity securities	(102,801)	(68,223)	(24,637)
Purchase of short-term and other investments	(1,307)	(200)	(1,178)
Compensation received for property relinquished through eminent domain	—	44,000	—
Proceeds from sales of fixed-maturity securities	23,055	81,433	7,947
Proceeds from calls, repayments and maturities of fixed-maturity securities	23,430	84,459	59,343
Proceeds from sales of equity securities	112,310	47,312	37,669
Proceeds from sales, redemptions and maturities of short-term and other investments	3,629	997	67,398
Net cash provided by investing activities	36,852	143,215	50,459
Cash flows from financing activities:
Cash dividends paid	(14,065)	(12,694)	(13,012)
Cash dividends received under share repurchase forward contract	306	306	306
Net (repayment) borrowing under revolving credit facility	(8,750)	14,000	9,750
Proceeds from exercise of common stock options	—	63	63
Proceeds from issuance of redeemable noncontrolling interest and warrants	100,000	—	—
Issuance costs - redeemable noncontrolling interest	(6,262)	—	—
Cash dividends paid to redeemable noncontrolling interest	(2,542)	—	—
Proceeds from issuance of long-term debt	—	10,000	—
Repayment of long-term debt	(970)	(17,048)	(91,318)
Repurchases of convertible senior notes	—	(4,459)	—
Repurchases of common stock	(1,314)	(1,547)	(1,203)
Repurchases of common stock under share repurchase plan	—	(5,161)	(18,851)
Purchase of noncontrolling interests	(55)	—	—
Debt conversion expense paid	(1,895)	—	—
Debt issuance costs	(152)	(165)	(459)
Net cash provided by (used in) financing activities	64,301	(16,705)	(114,724)
Effect of exchange rate changes on cash	(54)	2	(22)
Net increase (decrease) in cash, cash equivalents, and restricted cash	197,602	203,823	(10,240)
Cash, cash equivalents, and restricted cash at beginning of year	433,741	229,918	240,158
Cash, cash equivalents, and restricted cash at end of year	$631,343	$433,741	$229,918

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,379	$6,202	$7,713
Cash paid for interest	$7,110	$7,476	$9,386
Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale securities, net of tax	$(1,068)	$(634)	$3,631
Receivable from sales of equity securities	$—	$5,240	$—
Payable on purchases of equity securities	$—	$7	$—
Common stock issued on conversions of 4.25% senior notes	$114,928	$—	$—
Warrants issued in Centerbridge transaction	$9,217	$—	$—
Asset acquired under finance lease	$6	$—	$18
Acquisition of intangibles:
Common stock issued	$5,410	$—	$—
Contingent consideration payable	$2,419	$—	$—

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). Both HCPCI and TypTap are authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida and in other states. The operations of both insurance subsidiaries are supported by HCI Group, Inc. and certain HCI subsidiaries. The Company emphasizes the use of internally developed technologies to collect and analyze claims and other supplemental data to generate savings and efficiency for the operations of the insurance subsidiaries. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the businesses of owning and leasing real estate and operating marina facilities.

In the first quarter of 2021, the Company reorganized its operations to focus on specific business segments, resulting in the creation of TypTap Insurance Group, Inc. (“TTIG”) with a separate workforce, board of directors and financial reporting structure. In February 2021, TTIG received a capital investment from a third party representing a minority interest as described in Note 20 -- “Redeemable Noncontrolling Interest.” Companies under TTIG include TypTap, TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company, Inc., the parent company of an India company, Exzeo Software Private Limited. TTIG and its subsidiaries are considered a new reporting segment known as TypTap Group. The Company’s reportable segments now include HCPCI insurance operations, TypTap Group, real estate operations, and corporate and other. Real estate operations are conducted by Greenleaf Capital, LLC.

Assumed Business

Northeast Region

Effective December 31, 2020, United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”), ceded a portion of its personal lines insurance business in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”) to HCPCI. Under the reinsurance agreement, HCPCI provided 69.5% quota share reinsurance on all of United’s in-force, new and renewal policies in those states from December 31, 2020 through May 31, 2021. In exchange, HCPCI paid United an allowance of $4,400 towards already purchased catastrophe reinsurance and a provisional ceding commission of 25% of premium. That percentage could increase up to 31.5% depending on the direct loss ratio results from the reinsured business. As of December 31, 2021, the ceding commission rate approximated 26.5% of premium.

On January 18, 2021, the Company entered into a renewal rights agreement with United in connection with the assumed business. Under the agreement, the Company acquired all rights to renew and/or replace United’s homeowners insurance policies at the end of their respective policy periods in the Northeast Region. The policy replacement date is June 1, 2021 or such other date as mutually agreed by both parties. The agreement also contains a non-compete clause that does not permit United to engage in marketing, selling, writing, renewing, or servicing any homeowners insurance contracts in these states until July 1, 2024. In return, United received 100,000 shares of HCI’s common stock and will receive a 6% commission on any replacement premium in excess of $80,000. The total commission will not exceed $3,100.

The Company and United agreed to postpone the policy replacement date under the renewal rights agreement to a later date and the Company, through HCPCI and TypTap, entered into a new quota share reinsurance agreement in June 2021 to provide 100% reinsurance on all of United’s in-force, new and renewal policies in the Northeast Region from June 1, 2021 through May 31, 2022. Under the new agreement, each insurance subsidiary assumes 50% of the business and pays United a ceding commission of 24% of premium. In December 2021, the Company, through its insurance subsidiaries, began renewing and/or replacing United policies in two states of the Northeast Region.

Southeast Region

In February 2022, HCPCI entered into another reinsurance agreement with United where HCPCI provides 85% quota share reinsurance on all of United’s personal lines insurance business in the states of Georgia, North Carolina, and South Carolina (collectively “Southeast Region”) from December 31, 2021 through May 31, 2022. Similar to the previous agreement, HCPCI paid United a catastrophe allowance of 9% of premium not exceeding $3,800 and a provisional ceding commission of 25% of premium. That percentage could increase up to 32% depending on the direct loss ratio results from the reinsured business.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Material estimates that are particularly susceptible to significant change in the near term are primarily related to losses and loss adjustment expenses, reinsurance with retrospective provisions, reinsurance recoverable, deferred income taxes, limited partnership investments, redeemable noncontrolling interest, intangible assets acquired from United, and stock-based compensation expense.

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms, and certificates of deposit.

Restricted Cash. Restricted cash represents funds in the Company's sole ownership held for specific purposes and not available for immediate business use. Funds held in an account for which the Company is a co-owner but not the named beneficiary are not considered restricted cash.

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

Prior to January 1, 2020, when the fair value of any investment was lower than its cost, an assessment was made to determine whether the decline was temporary or other-than-temporary. If the decline was determined to be other-than-temporary, the investment was written down to fair value and an impairment loss was recognized in income in the period in which the Company made such determination. When reviewing impaired securities, the Company considered its ability and intent to hold these securities and whether it was probable that the Company would be required to sell these securities prior to their anticipated recovery or maturity. For the fixed-maturity securities that the Company intended to sell or it was probable that the Company would have to sell before recovery or maturity, the unrealized losses were recognized as other-than-temporary losses in income. In instances where there were credit-related losses associated with the impaired fixed-maturity securities for which the Company asserted that it did not have the intent to sell, and it was probable that the Company would not be required to sell until a market price recovery or maturity, the amount of the other-than-temporary impairment loss related to credit losses was recognized in income, and the amount of the other-than-temporary impairment loss related to other non-credit factors such as changes in interest rates or market conditions was recorded as a component of accumulated other comprehensive income (loss).

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

Limited Partnership Investments. The Company has interests in limited partnerships that are not registered under the United States Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. The partnership interests cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreements. The Company has no influence over partnership operating and financial policies. The Company uses the equity method to account for the investments with ownership interest greater than five percent. For the investments with ownership interest at five percent or less, the Company uses the net asset value method to estimate the fair value of these investments. The Company generally recognizes its share of the limited partnerships' earnings or losses on a three-month lag. Due to the lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated and a significant adverse impact on the net asset value is expected as a result of a major economic event.

Net investment income or loss from limited partnerships represents a net aggregate amount of operating results allocated to the Company based on the percentage of ownership interest in each limited partnership.

Pursuant to U.S. GAAP, these limited partnerships which are private equity funds must measure their investments at fair value and reflect the unrealized gains and losses in the fair value of their investments on their statements of income. As a result, the carrying value of limited partnership investments at each reporting date approximates their estimated fair value.

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

Deferred Policy Acquisition Costs. Deferred policy acquisition costs (“DAC”) represent direct costs to acquire insurance contracts and consist of premium taxes, inspection fees and commissions paid to outside agents at the time of collection of the policy premium. DAC may also include expenses associated with the transition of policies from other insurers for replacement policies and the issuance of renewal policies under the Company’s own rates and terms. DAC is amortized over the life of the related policy in relation

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

to the amount of gross premiums earned. Ceding commission and related costs paid associated with assumed business are also deferred and amortized over the life of the reinsurance agreement.

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

Intangible Assets. Intangibles related to real estate investments consist of the value attributable to the acquired in-place leases and the primary, or anchor, tenant relationships. The value attributable to the anchor tenant relationship represents the economic benefits of having a nationally recognized retailer as the lead tenant, which draws consumer traffic and other tenants to the retail center. These intangibles are amortized to expense over the related lease term. Amortization of the intangibles related to real estate investments is reflected in net investment income in the consolidated statement of income. The Company reviews these intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. In the event the Company determines the carrying value is not recoverable, an impairment loss is recorded in the Company’s consolidated statement of income.

Acquired intangible assets represent the fair value of consideration the Company paid and is estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transaction, the Company purchased the right, but not the obligation, to offer homeowners insurance coverage to all current policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreement also contains a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. The Company records these intangible assets based on the fair value of the consideration it paid and is estimated to pay to the seller as provided in the renewal rights agreement with the seller. The Company engaged a third-party valuation specialist to assist with the allocation of the renewal rights and non-compete intangible assets acquired. Intangible assets are amortized over their estimated useful lives. Amortization of the renewal rights and non-compete intangible assets is reflected in other operating expenses in the consolidated statement of income. Intangible assets are evaluated periodically to ensure that there is no impairment to carrying value and no change required in the amortization period.

Funds Withheld for Assumed Business. Pursuant to the Company’s quota share reinsurance agreements with United, trust accounts were established for the benefit of United as beneficiary. The balance represents the net amount owed to the Company under the reinsurance agreements and consists of funds deposited to establish the trust accounts adjusted for subsequent premium changes net of related commissions and decreased for paid losses and loss adjustment expenses. The assets within the trust accounts consist primarily of cash and United has the exclusive and unconditional right to withdraw funds from the trust accounts on demand with written notice in compliance with the quota share reinsurance agreements. Any balance remaining at the termination of the quota share agreement will be settled and distributed upon the termination of the trust account and trust agreement.

Lease Acquisition Costs. Lease acquisition costs represent capitalized costs of finding and acquiring tenants such as leasing commissions, legal, and marketing expenses. The costs are included in other assets on the consolidated balance sheet. The Company amortizes these costs in other operating expenses on a straight-line basis over the term of a lease.

Long-Term Debt. Long-term debt includes debt instruments and finance lease obligations. A debt instrument is generally classified as a liability and carried at amortized cost, net of any issuance costs. Debt issuance costs are capitalized and amortized to interest expense over the expected life of the debt instrument using the effective interest method. At issuance, a debt instrument with embedded features such as conversion and redemption options is evaluated to determine whether bifurcation and derivative accounting is applicable. Any embedded feature other than the conversion option is evaluated at issuance to determine if it is probable that such embedded feature will be exercised. If the Company concludes that the exercisability of that embedded feature is not probable, the embedded feature is considered to be non-substantive and would not impact the initial measurement and expected life of the debt instrument.

Prior to January 1, 2021, if the embedded feature of the debt instrument was not subject to derivative accounting, the debt instrument was further evaluated to determine if the Company was required to separately account for the liability and equity components. To determine the carrying values of the liability and equity components at issuance, the Company measured the fair value of a similar liability, including any embedded features other than the conversion option, and assigned such value to the liability component. The liability component’s fair value was then subtracted from the initial proceeds to determine the carrying value of the debt instrument’s equity component, which was included in additional paid-in capital. Transaction costs related to issuing a debt instrument that embodies both liability and equity components were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Both debt discount and deferred debt issuance costs were amortized to interest expense over the expected life of the debt instrument. Equity issuance costs were a reduction to the proceeds allocated to the equity component.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Redeemable Noncontrolling Interest. Redeemable noncontrolling interest represents an economic interest in TTIG and is presented in the temporary equity (mezzanine) section of the consolidated balance sheet. The interest contains rights in dividends, voting, conversion, participation, liquidation preference and redemption. The redemption feature is not solely within the control of TTIG (See Note 20 -- “Redeemable Noncontrolling Interest”).

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

Noncontrolling Interests. The Company has noncontrolling interests attributable to TTIG. A noncontrolling interest arises when the Company has less than 100% of the voting rights and economic interests in a subsidiary. The noncontrolling interest is periodically adjusted for the expensing of TTIG’s restricted stock awards granted to its employees, the interest’s share of TTIG’s net income or loss to common stockholders and change in other comprehensive income or loss.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Premiums Receivable. Premiums receivable represent the amount of premiums due from policyholders for insurance coverage. Premiums are recorded as receivable in the Company’s general ledger on the effective date of the policy. Premiums are billed to the policyholder 45-60 days in advance of the effective date. The policyholder is given a 30-day grace period after the effective date to pay the premium before the insurance coverage is cancelled. If the policyholder does not pay the premium, the Company can cancel the policy and has no obligation to provide insurance coverage. Unpaid renewal policies are cancelled at midnight on the last day of the period for which the policyholder has paid. The unearned premium liability for the cancelled policy is reversed along with the premium receivable balance. Therefore, there is no unpaid earned premium and credit loss associated with the cancelled policy.

However, when the 30-day grace period falls between two reporting periods, the premium receivable balance at the end of the first reporting period may potentially be overstated for not considering the policy that is subsequently cancelled during the following reporting period. To mitigate the overstatement issue, the Company estimates the monetary impact from the subsequent policy cancellation by multiplying the historical cancellation rate to the premiums receivable balance at the reporting date. The premiums receivable balance, together with the unearned premiums liability, is then reduced by the computed amount.

At December 31, 2021 and 2020, allowances for uncollectible premiums were $1,750 and $2,053, respectively.

Reinsurance Ceded. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st of each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions. Amounts recoverable from reinsurers are estimated in a manner consistent with the applicable reinsurance contract or contracts. Premiums ceded to other companies have been reported as a reduction of gross premiums earned. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers.

Two of the Company’s current reinsurance contracts contain retrospective provisions including terms and conditions that adjust premiums based on the loss experience under the contracts. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments are reflected in the Company’s current operations and recorded in other assets until received upon the expiration of the contracts.

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

Reinsurance Assumed. From time to time, the Company agrees to assume risk from another insurance company. Reinsurance premiums, commission, cost allowance, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums assumed from other insurance companies are included in gross premiums earned. Ceding commissions on assumed gross written premiums and related costs paid are reflected as DAC which is amortized as expense on a pro-rata basis over the life of the reinsurance agreement. This amortized expense is included in policy acquisition and other underwriting expenses in the consolidated statement of income.

Premium Revenue. Premium revenue includes premium from the direct issuance or renewal of policies to insureds and assumed premium for providing coverage under reinsurance agreements. Premium revenue is earned on a daily pro-rata basis over the term of the policies and is included in gross premiums earned. Unearned premiums represent the portion of the premiums attributable to the unexpired policy term. The Company reviews its policy detail and establishes an allowance for any amount outstanding for more than 90 days.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Revenue from Claims Processing Services. The Company provides a claims processing service to a third-party insurance company as a third-party administrator (“TPA”). The service includes investigation, evaluation, adjustment and settlement of a claim. These highly interrelated activities are combined to fulfill the Company’s obligation to provide the claims processing service under a contract. As such, they are considered a single performance obligation for revenue recognition purposes. Fees are established on a per-claim basis by type of claim. For each type of claim, the per-claim fee revenue is recognized over an average claim processing period.

The Company may incur additional costs for outsourced services in connection with the investigation, coverage analysis, adjustment, negotiation, settlement, defense or general processing of a claim. These costs are reimbursable from the customer. The Company has control over how an outsourced service is performed on its behalf. Thus, these pass-through costs are recognized as revenue in the gross amount to which the Company expects to be entitled and when the outsourced service is completed and paid or accrued by the Company.

For a certain type of claim and in addition to the per-claim service fee, the Company is entitled to additional revenue which is determined based on a fixed percent of the paid indemnification of the loss per claim. The revenue is recognized when the indemnification is paid by the Company.

Revenue related to claims processing services is included in other revenue in the consolidated statement of income. For the year ended December 31, 2021, revenues from claims processing services were $4,554. At December 31, 2021, other assets included $314 of amounts receivable attributable to this service.

Insurance Guaranty Association Assessments. The Company’s insurance subsidiaries may be assessed by state associations such as the Florida Insurance Guaranty Association. The assessments are intended to be used for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written during or following the year of insolvency. Liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated. An insurer is generally permitted to recover the entire amount of assessments from in-force and future policyholders through policy surcharges. U.S. GAAP provides that the Company should record an asset based on the amount of written or obligated-to-write premiums and limited to the amounts recoverable over the life of the in-force policies.

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

Deferred income tax expense and benefit results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2021, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2021 and 2020. Fair values for securities or financial instruments are based on the framework for measuring fair value established by U.S. GAAP (see Note 7 -- “Fair Value Measurements”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employee directors (see Note 22 -- “Stock-Based Compensation”), and third-party award recipients based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards granted to employees and non-employee directors is generally recognized as compensation expense over the requisite service period, which is defined as the period during which a recipient is required to provide service in exchange for an award. Forfeitures of the Company’s stock-based awards are accounted for as they occur. The Company uses a straight-line attribution method for all grants that include only a service condition. Restricted stock grants with market conditions are expensed over the derived service period. Expensing market-based awards may be expedited if the conditions are met sooner than anticipated. For awards granted to third-party recipients, the cost of the grant is recognized in the same period(s) and in the same manner as if the Company had paid cash. The Company’s outstanding stock-based awards include stock options, warrants and restricted stock awards with service and market conditions. Compensation expense related to all awards granted to employees and non-employee directors is included in general and administrative personnel expenses. The Company receives a windfall tax benefit for certain stock option exercises and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. The Company recognizes tax windfalls and shortfalls in the consolidated statement of income.

Basic and Diluted Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. In addition, the intrinsic value of restricted stock declines when the Company experiences operating losses. As a result, holders of the Company’s restricted stock are allocated a proportional share of net income and loss determined by dividing total weighted-average shares of restricted stock by the sum of total weighted-average common shares and shares of restricted stock (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. During loss periods, common stock equivalents such as stock options and convertible debt are excluded from the calculation of diluted loss per share, as the inclusion would have an anti-dilutive effect. See Note 19 -- “Earnings Per Share” for potentially dilutive securities at December 31, 2021, 2020 and 2019.

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

Reclassification. In response to the new reporting segment described in Note 1 -- “Nature of Operations,” the 2020 and 2019 segment information has been reclassified to conform with the current period presentation. TypTap and TypTap Management Company were removed from the segment previously referred to as Insurance Operations to form the new TypTap Group segment. The information technology companies which had previously been presented in the Corporate and Other segment were also added to the TypTap Group segment. Certain prior year amounts have been reclassified to conform to the current year presentation. Ceded reinsurance premiums payable were reclassified out of other liabilities as of December 31, 2020.

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

	December 31,
	2021	2020
Cash and cash equivalents	$628,943	$431,341
Restricted cash	2,400	2,400
Total	$631,343	$433,741

At December 31, 2021, $527,294 or 83.8% of the Company’s cash and cash equivalents were deposited at six national banks and included $181,390 in two custodial accounts. At December 31, 2020, $317,420 or 73.6% of the Company’s cash and cash equivalents were deposited at six national banks and included $141,481 in two custodial accounts. At December 31, 2021 and 2020, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At December 31, 2021 and 2020, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Credit Loss	Gain	Loss	Value
As of December 31, 2021
U.S. Treasury and U.S. government agencies	$17,046	$—	$64	$(86)	$17,024
Corporate bonds	21,913	—	632	(53)	22,492
State, municipalities, and political subdivisions	1,759	—	49	—	1,808
Exchange-traded debt	767	—	44	—	811
Redeemable preferred stock	468	—	—	(20)	448
Total	$41,953	$—	$789	$(159)	$42,583
As of December 31, 2020
U.S. Treasury and U.S. government agencies	$13,759	$—	$210	$(1)	$13,968
Corporate bonds	49,957	(579)	1,570	(17)	50,931
State, municipalities, and political subdivisions	3,023	—	60	(2)	3,081
Exchange-traded debt	3,491	(9)	230	(5)	3,707
Redeemable preferred stock	35	—	—	—	35
Total	$70,265	$(588)	$2,070	$(25)	$71,722

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2021 and 2020 are as follows:

	December 31,
	2021		2020
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$10,734	$10,826	$21,122	$21,258
Due after one year through five years	19,222	19,820	43,561	44,339
Due after five years through ten years	11,503	11,403	2,731	3,060
Due after ten years	494	534	2,851	3,065
	$41,953	$42,583	$70,265	$71,722

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the years ended December 31, 2021, 2020 and 2019 were as follows:

		Gross	Gross
		Realized	Realized
	Proceeds	Gains	Losses
Year ended December 31, 2021	$23,055	$722	$(35)
Year ended December 31, 2020	$81,433	$1,773	$(610)
Year ended December 31, 2019	$7,947	$221	$(3)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at December 31, 2021 and 2020, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2021	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(73)	$9,809	$(13)	$616	$(86)	$10,425
Corporate bonds	(53)	4,452	—	—	(53)	4,452
Redeemable preferred stock	(20)	442	—	—	(20)	442
Total available-for-sale securities	$(146)	$14,703	$(13)	$616	$(159)	$15,319

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2020	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(1)	$1,337	$—	$—	$(1)	$1,337
Corporate bonds	(17)	3,085	—	—	(17)	3,085
States, municipalities, and political subdivisions	(2)	1,268	—	—	(2)	1,268
Exchange-traded debt	(5)	336	—	—	(5)	336
Total available-for-sale securities	$(25)	$6,026	$—	$—	$(25)	$6,026

At December 31, 2021 and 2020, there were 23 and 12 securities, respectively, in an unrealized loss position.

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

The table below summarizes the activity in the allowance for credit losses of available-for-sale fixed-maturity securities for the years ended December 31, 2021 and 2020:

	2021	2020
Balance at January 1	$588	$—
Credit loss expense	—	611
Reductions for securities sold	(9)	(23)
Reductions for securities exchanged	(579)	—
Balance at December 31	$—	$588

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the year ended December 31, 2021, the Company recognized $0 credit loss expense related to fixed-maturity securities in the consolidated statement of income compared with $611 of credit loss expense on two fixed-maturity securities for the year ended December 31, 2020. The Company recognized $289 of credit-related impairment loss pertaining to one fixed-maturity security for the year ended December 31, 2019. At December 31, 2019 the Company had a cumulative credit loss balance of $289.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At December 31, 2021 and 2020, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
December 31, 2021	$46,276	$6,335	$(871)	$51,740
December 31, 2020	$47,029	$4,649	$(548)	$51,130

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Years Ended December 31,
	2021	2020	2019
Net gains recognized	$5,486	$435	$7,424
Exclude: Net realized gains (losses) recognized for securities sold	4,123	(244)	(526)
Net unrealized gains recognized	$1,363	$679	$7,950

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the years ended December 31, 2021, 2020 and 2019 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2021	$112,310	$6,280	$(2,157)
Year ended December 31, 2020	$47,312	$2,868	$(3,112)
Year ended December 31, 2019	$37,669	$2,448	$(2,974)

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

	December 31, 2021			December 31, 2020
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower- middle-market companies. (b)(c)(e)	$6,076	$2,085	15.37	$8,131	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	3,423	—	1.69	5,512	—	1.76
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	6,270	1,401	0.18	6,513	1,401	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	4,437	—	0.57	4,262	—	0.47
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	5,977	4,537	1.36	3,273	6,818	2.24
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	1,950	3,050	0.47	—	—	—
Total	$28,133	$11,073		$27,691	$10,304

(a)
Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)
Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)
Expected to have a ten-year term. Although the capital commitment period has expired, follow-on investments and pending commitments may require additional fundings.
(d)
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

	Years Ended December 31,
	2021	2020	2019
Operating results:
Total income	$705,610	$(1,432,907)	$27,171
Total expenses	(131,463)	(133,281)	(139,252)
Net income (loss)	$574,147	$(1,566,188)	$(112,081)

	December 31,
	2021	2020
Balance sheet:
Total assets	$5,855,616	$5,529,199
Total liabilities	$564,732	$612,048

For the year ended December 31, 2021, the Company recognized net investment income of $4,947 compared with net investment loss of $1,595 for the year ended December 31, 2020 and net investment income of $1,176 for the year ended December 31, 2019, for these investments. At December 31, 2021 and 2020, the Company’s net cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $28,371 and $29,272, respectively, and the Company’s maximum exposure to loss aggregated $28,133 and $27,691, respectively.

During the year ended December 31, 2021, the Company received in cash a return on investment of $3,604 and a return of capital of $4,657 compared with a return on investment of $1,215 and a return of capital of $2,086 during the year ended December 31, 2020. During the year ended December 31, 2019, the Company received total cash distributions of $6,297, representing $4,176 of return on investment and $2,121 of returned capital.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At December 31, 2021 and 2020, the Company’s maximum exposure to loss relating to this variable interest entity was $363 and $705, respectively, representing the carrying value of the investment. At December 31, 2021, 2020 and 2019, there was no undistributed income from this equity method investment.

In September 2021, FMKT Mel JV sold one of its remaining outparcels and recognized a gain on sale of $540. For the year ended December 31, 2021, the Company received a cash distribution of $737, representing a combined distribution of $114 in earnings and $623 in capital. For the years ended December 31, 2020 and 2019, the Company did not receive any cash distributions. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Years Ended December 31,
	2021	2020	2019
Operating results:
Total revenues	$540	$—	$2
Total expenses	(77)	(64)	(93)
Net income (loss)	$463	$(64)	$(91)
The Company’s share of net income (loss)*	$417	$(57)	$(83)

* Included in net investment income in the Company’s consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	December 31,
	2021	2020
Balance sheet:
Property and equipment, net	$357	$705
Cash	29	70
Other	18	13
Total assets	$404	$788
Other liabilities	$—	$5
Members’ capital	404	783
Total liabilities and members’ capital	$404	$788
Investment in unconsolidated joint venture, at equity**	$363	$705

** Includes the 90% share of FMKT Mel JV’s operating results.

e) Real Estate Investments

Real estate investments include land, buildings with office and retail space for lease, outparcels, and marinas. Real estate investments consist of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Land	$39,720	$39,069
Land improvements	11,917	11,917
Buildings	29,405	29,115
Tenant and leasehold improvements	1,511	1,487
Other	1,265	1,465
Total, at cost	83,818	83,053
Less: accumulated depreciation and amortization	(9,922)	(8,581)
Real estate investments	$73,896	$74,472

During the year ended December 31, 2021, the Company incurred a $21 loss on disposal of assets related to a closure of a restaurant. Depreciation and amortization expense related to real estate investments was $1,922, $1,864 and $1,782, respectively, for the years ended December 31, 2021, 2020 and 2019 and was included in net investment income on the consolidated statements of income.

f) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2021	2020	2019
Available-for-sale fixed-maturity securities	$1,375	$4,252	$6,506
Equity securities	1,411	1,388	1,333
Investment expense	(542)	(497)	(465)
Limited partnership investments	4,947	(1,595)	1,176
Real estate investments	4,086	(620)	(211)
Net income (loss) from unconsolidated joint venture	417	(57)	(83)
Cash and cash equivalents	641	1,691	4,970
Short-term investments	—	2	416
Net investment income	$12,335	$4,564	$13,642

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During the year ended December 31, 2021, income from real estate investments included a net gain of $2,790 resulting from a legal settlement with The Kroger Co. in a lawsuit filed by a real estate subsidiary of the Company to enforce a guaranty of a commercial lease.
g) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the years ended December 31, 2021, 2020 and 2019, net realized gains related to other investments were $1,662, $81 and $54, respectively.

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

	Year Ended December 31, 2021
	Before Tax	Income Tax Effect	Net of Tax
Net unrealized losses	$(692)	$(170)	$(522)
Call and repayment gains charged to investment income	(36)	(9)	(27)
Reclassification adjustment for realized gains	(687)	(168)	(519)
Total other comprehensive loss	$(1,415)	$(347)	$(1,068)

	Year Ended December 31, 2020
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized gains	$86	$21	$65
Credit losses on investments	611	150	461
Call and repayment gains charged to investment income	(374)	(92)	(282)
Reclassification adjustment for realized gains	(1,163)	(285)	(878)
Total other comprehensive loss	$(840)	$(206)	$(634)

	Year Ended December 31, 2019
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized gains	$4,902	$1,219	$3,683
Other-than-temporary impairment loss	289	71	218
Call and repayment gains charged to investment income	(141)	(35)	(106)
Reclassification adjustment for realized gains	(218)	(54)	(164)
Total other comprehensive income	$4,832	$1,201	$3,631

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured and Recorded at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2021 and 2020:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021
Financial Assets:
Cash and cash equivalents	$628,943	$—	$—	$628,943
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$15,536	$1,488	$—	$17,024
Corporate bonds	22,492	—	—	22,492
States, municipalities, and political subdivisions	—	1,808	—	1,808
Exchange-traded debt	811	—	—	811
Redeemable preferred stock	448	—	—	448
Total available-for-sale securities	$39,287	$3,296	$—	$42,583
Equity securities	$51,740	$—	$—	$51,740

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2020
Financial Assets:
Cash and cash equivalents	$431,341	$—	$—	$431,341
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$11,236	$2,732	$—	$13,968
Corporate bonds	50,931	—	—	50,931
States, municipalities, and political subdivisions	—	3,081	—	3,081
Exchange-traded debt	3,707	—	—	3,707
Redeemable preferred stock	35	—	—	35
Total available-for-sale securities	$65,909	$5,813	$—	$71,722
Equity securities	$51,130	$—	$—	$51,130

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the balance sheet at amounts other than fair value as of December 31, 2021 and 2020:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2021
Financial Liabilities:
Revolving credit facility	$15,000	$—	$15,000	$—	$15,000
Long-term debt:
4.25% Convertible Senior Notes	$23,885	$—	$33,248	$—	$33,248
3.90% Promissory Note	9,287	—	—	10,488	10,488
3.75% Callable Promissory Note	7,153	—	—	7,852	7,852
4.55% Promissory Note	5,148	—	—	6,051	6,051
Total long-term debt	$45,473	$—	$33,248	$24,391	$57,639

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2020
Financial Liabilities:
Revolving credit facility	$23,750	$—	$23,750	$—	$23,750
Long-term debt:
4.25% Convertible Senior Notes	$133,964	$—	$147,236	$—	$147,236
3.90% Promissory Note	9,617	—	—	10,044	10,044
3.75% Callable Promissory Note	7,502	—	—	7,747	7,747
4.55% Promissory Note	5,385	—	—	5,809	5,809
Total long-term debt	$156,468	$—	$147,236	$23,600	$170,836

Note 8 -- Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2021	2020
Beginning balance	$43,858	$21,663
Policy acquisition costs deferred	100,800	71,320
Amortization	(86,963)	(49,125)
Ending balance	$57,695	$43,858

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2021, 2020 and 2019 was $86,963, $49,125 and $37,146, respectively.

As described in Note 1 -- “Nature of Operations” with regards to the quota share reinsurance agreements, the Company incurred $34,491 and $15,557, respectively, of direct costs attributable to the assumption of insurance policies from United for the years ended December 31, 2021 and 2020.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
Land	$2,134	$2,134
Building	4,005	3,997
Computer hardware and software	13,295	11,072
Office furniture and equipment	2,561	2,255
Tenant and leasehold improvements	620	620
Other	2,136	1,267
Total, at cost	24,751	21,345
Less: accumulated depreciation and amortization	(10,519)	(8,578)
Property and equipment, net	$14,232	$12,767

Depreciation and amortization expense for property and equipment was $1,941, $1,854 and $1,550, respectively, for the years ended December 31, 2021, 2020 and 2019.

On April 2, 2020, Greenleaf Capital, LLC acquired an office building in Tampa, Florida for a purchase price of $4,000 in cash. The building is currently used as HCI’s headquarters office. The transaction was accounted for as an asset acquisition.

On July 24, 2020, the Florida Department of Transportation (“FDOT”) exercised the power of eminent domain under the Florida Constitution in order to acquire for a highway expansion project the Company’s former HCI headquarters property in Tampa, Florida for compensation of $44,000, net of $3,500 in legal and related expenses. Under the terms of the agreement, the FDOT assumed all contracts associated with this property, including the leases with existing tenants. In addition, the Company agreed to donate a small portion of a separate tract of nearby undeveloped land it owned to the FDOT for the same expansion project. The Company will have no later than July 24, 2023 to vacate the property. In connection with this transaction, the Company recognized a gain from involuntary conversion of $36,969. The Company used a portion of the proceeds totaling $7,062 to repay its debt and accrued interest and recognized $98 of loss on debt extinguishment.

Note 10 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	December 31,
	2021	2020
Anchor tenant relationships (a)	$1,761	$1,761
In-place leases	4,215	4,215
Policy renewal rights - United	7,634	—
Non-compete agreement - United (b)	195	—
Total, at cost	13,805	5,976
Less: accumulated amortization	(3,169)	(2,408)
Intangible assets, net	$10,636	$3,568

The remaining weighted-average amortization periods for the intangible assets as of December 31, 2021 are summarized in the table below:

Anchor tenant relationships	12.4 years
In-place leases	9.9 years
Policy renewal rights - United	3.9 years

(a)
An anchor tenant is a tenant that attracted more customers than other tenants.
(b)
The entire amount was fully amortized in June 2021.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recorded intangible assets of $7,829 representing the renewal rights and non-compete agreement described in Note 1 -- “Nature of Operations” in exchange for 100,000 shares of HCI’s common stock and contingent consideration which is a 6% commission on any replacement premium in excess of $80,000. The contingent consideration was estimated at $2,419 which was included in other liabilities on the consolidated balance sheet as of December 31, 2021.

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

For the years ended December 31, 2021, 2020 and 2019, amortization expense associated with intangible assets was $761, $624 and $608, respectively. Amortization expense for intangible assets after December 31, 2021 is as follows:

Year	Amount
2022	$2,353
2023	2,245
2024	2,242
2025	2,195
2026	297
Thereafter	1,304
Total	$10,636

Note 11 -- Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2021	2020
Benefits receivable related to retrospective reinsurance contracts	$3,064	$10,920
Reimbursement receivable under TPA service	3,525	—
Prepaid expenses	2,853	2,365
Deposits	406	445
Lease acquisition costs, net	505	453
Other	4,364	8,428
Total other assets	$14,717	$22,611

Due to the postponement of TTIG initial public offering, costs of preparing for the offering previously deferred totaling $1,851 were expensed in other operating expenses.

Note 12 -- Revolving Credit Facility

The Company has a secured revolving credit agreement (“Credit Agreement”) with Fifth Third Bank that initially was to expire on December 5, 2021. On January 22, 2021, the expiry date of the Credit Agreement was extended to December 31, 2023 and new collateral specified in the amended Credit Agreement was added in lieu of the Company’s former headquarters property which was sold in 2020. The Credit Agreement provides the Company with borrowing capacity of up to $65,000 and bears interest at an annual rate equal to monthly-determined LIBOR plus a margin based on the type of collateral used to secure each borrowing. The interest payment is due quarterly in arrears on January 1, April 1, July 1, and October 1. The Credit Agreement contains affirmative and negative covenants as well as customary events of default. Under the terms of the Credit Agreement, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances. The unused line fee rate is determined monthly based on the average daily deposit balances.

During 2021, the Company repaid a net amount of $8,750 of the revolving credit facility. For the years ended December 31, 2021, 2020 and 2019, interest expense was $189, $501 and $452, respectively, including $98, $158 and $157 of amortization of issuance

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

costs, respectively. At December 31, 2021, the Company was in compliance with all required covenants, and there were $15,000 of borrowings outstanding.

Note 13 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2021	2020
4.25% Convertible Senior Notes, due March 1, 2037	$23,916	$139,200
3.90% Promissory Note, due through April 1, 2032	9,431	9,777
3.75% Callable Promissory Note, due through September 1, 2036	7,246	7,607
4.55% Promissory Note, due through August 1, 2036	5,225	5,470
Finance lease liabilities, due through October 15, 2024	31	43
Total principal amount	45,849	162,097
Less: unamortized discount and issuance costs*	(345)	(5,586)
Total long-term debt	$45,504	$156,511

* Effective January 1, 2021, the balance includes only unamortized issuance costs. See Adoption of New Accounting Standards in Note 2 -- “Summary of Significant Accounting Policies.”

The following table summarizes future maturities of long-term debt as of December 31, 2021, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the next earliest call date as of the date of issuance of this report (see Note 29 -- “Subsequent Events”):

Due in 12 months following December 31,
2021	$1,009
2022	1,043
2023	1,075
2024	1,117
2025	1,163
Thereafter	40,442
Total	$45,849

Information with respect to interest expense related to long-term debt is as follows:

	Years Ended December 31,
	2021	2020	2019
Interest Expense:
Contractual interest	$5,384	$7,083	$8,061
Non-cash expense (a)	827	4,247	4,845
Capitalized interest (b)	—	(97)	(303)
Total	$6,211	$11,233	$12,603

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

When the Company’s cash dividends on common stock exceed $0.35 per share, it will result in adjustments to the conversion rate of the 4.25% Convertible Senior Notes. Accordingly, as of December 31, 2021, the conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.4731 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.71 per share.

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

The Company determined that the Convertible Senior Notes’ embedded conversion feature is not a derivative financial instrument but rather is required to be separately accounted for in equity because the Company may elect to settle the conversion option entirely or partially in cash. At issuance, which was prior to the adoption of new accounting standards as described in Note 2 -- “Summary of Significant Accounting Policies,” the Company accounted for the equity component of the embedded conversion feature as a reduction in the carrying amount of the debt and an increase in additional paid-in capital.

As the Company’s common shares traded above 130% of the conversion price for at least 20 trading days during the final 30 trading days of the second, third and fourth quarters of 2021, the 4.25% Convertible Senior Notes are convertible by all holders beginning July 1, 2021 through March 31, 2022 in accordance with the terms specified in the indenture.

During the year ended December 31, 2021, the Company entered into various agreements with certain holders of the 4.25% Convertible Senior Notes whereby the holders converted $114,563 in aggregate principal of 4.25% Convertible Senior Notes for aggregate consideration of 1,885,104 shares of HCI’s common stock and $1,895 of cash consideration. These transactions were accounted for as induced conversions based on the limited period of time the offers were open and the inclusion of cash consideration being one of the conversion options specified in the indenture. As such, the Company recognized debt conversion expense of $1,754 during the year ended December 31, 2021 consisting of the difference between the fair value of all consideration transferred and the fair value of common stock issued.

An additional $721 in aggregate principal of 4.25% Convertible Senior Notes were converted by election from holders of 4.25% Convertible Senior Notes for aggregate consideration of 11,870 shares of HCI’s common stock during the year ended December 31, 2021.

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

Embedded Redemption Feature – Put Option of the Note Holder

At the option of the holders of the Convertible Senior Notes, the Company is required to repurchase for cash all or any portion of the Convertible Senior Notes at par on March 1, 2022, March 1, 2027 or March 1, 2032. The Company concluded that this embedded feature is not a derivative financial instrument. In addition, based on economic factors at the time when the Convertible Senior Notes were issued, the Company determined it is probable that the note holders will exercise this option. Thus, the Company amortizes the liability component and related issuance costs associated with the Convertible Senior Notes over the period from March 3, 2017 to March 1, 2022. As of December 31, 2021, the remaining amortization period of the debt issuance costs was expected to be 2 months. See Note 29 -- “Subsequent Events.”

The remaining principal amount outstanding of the 4.25% Convertible Senior Notes at December 31, 2021 and 2020 was $23,916 and $139,200, respectively. At December 31, 2021 and 2020 the unamortized discount on the 4.25% Convertible Senior Notes was $0 and $4,083, respectively. The net carrying value before issuance costs of the liability component of the 4.25% Convertible Senior Notes was $23,916 and $135,117 at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020 the equity component of the embedded conversion feature net of offering costs of the 4.25% Convertible Senior Notes was $0 and $15,151, respectively.

Promissory Notes

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

4.55% Promissory Note

The loan agreement is secured by commercial real estate in Tampa, Florida and an associated lease agreement. The loan bears interest at a fixed annual rate of 4.55%. Approximately $41 of principal and interest is payable in 216 monthly installments. The promissory note may be repaid in full or in part after September 1, 2020 as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Reinsurance

Reinsurance obtained from other insurance companies

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

The impact of the reinsurance treaties on premiums written and earned is as follows:

	Years Ended December 31,
	2021	2020	2019
Premiums Written:
Direct	$545,441	$459,615	$360,525
Assumed	128,948	44,539	4,430
Gross written	674,389	504,154	364,955
Ceded	(199,741)	(153,458)	(125,765)
Net premiums written	$474,648	$350,696	$239,190
Premiums Earned:
Direct	$478,546	$412,999	$340,656
Assumed	98,498	2,919	1,423
Gross earned	577,044	415,918	342,079
Ceded	(199,741)	(153,458)	(125,765)
Net premiums earned	$377,303	$262,460	$216,314

During the years ended December 31, 2021, 2020, and 2019, ceded losses of $40,432, $9,413, and $114,443, respectively, were recognized as reductions in losses and LAE. Ceded losses related to Hurricane Irma, Hurricane Sally, and other non-catastrophe claims were $32,144, $4,434, and $3,854, respectively, for 2021. For 2020, ceded losses related to Hurricane Irma, Hurricane Michael, Hurricane Sally, and other non-catastrophe claims were $362, $4,000, $88, and $4,963, respectively. Ceded losses related to Hurricane Irma, Hurricane Michael, and other non-catastrophe claims were $103,613, $10,750, and $80, respectively, for 2019. At December 31, 2021 and 2020, there were 55 and 38 reinsurers, respectively, participating in the Company’s reinsurance program. Total gross amounts recoverable and receivable from reinsurers at December 31, 2021 and 2020 were $76,650 and $85,146, respectively. Approximately 70.5% of the reinsurance recoverable balance at December 31, 2021 was receivable from three reinsurers, one of which was the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on all available information considered in the rating-based method described in Note 2 -- “Summary of Significant Accounting Policies,” the Company recognized an increase in credit loss expense of $5 for the year ended December 31, 2021. Allowances for credit losses related to the reinsurance recoverable balance were $90 and $85 at December 31, 2021 and 2020, respectively.

The Company has reinsurance contracts that include retrospective provisions that adjust premiums in the event losses are minimal or zero. For the years ended December 31, 2021, 2020 and 2019, the Company recognized reductions in ceded premiums of $10,864, $15,120 and $6,778, respectively.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At December 31, 2021 and 2020, other assets included $3,064 and $10,920, respectively. In June 2021, the Company received $18,720 of premium refund under the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

retrospective reinsurance contract that ended May 31, 2021. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with two reinsurers and the Company monitors the creditworthiness of these reinsurers based on available information about each reinsurer’s financial condition.

Reinsurance provided to other insurance companies

As previously described in Note 1 -- “Nature of Operations” under Assumed Business, the Company began providing quota share reinsurance on all in-force, new and renewal policies issued by United in certain states. For the years ended December 31, 2021 and 2020, assumed premiums written related to the Northeast Region's insurance policies were $93,607 and $44,600, respectively. At December 31, 2021, the Company had a net balance of $4,486 due to United related to the Northeast Region, consisting of ceding commission payable of $535 and payable on paid losses and loss adjustment expenses of $4,017, offset by premiums receivable of $66. At December 31, 2021 the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $73,716.

Effective December 31, 2021, the Company entered into a separate agreement to provide 85% quota share reinsurance on United’s personal lines insurance policies in the states of Georgia, South Carolina and North Carolina. Written premiums assumed on that date related to the Southeast Region totaled $35,341. At December 31, 2021, there was an amount receivable from United of $23,325, net of a ceding commission of $8,835 and a catastrophe cost allowance of $3,181. This amount receivable from United is included within premiums receivable, net on the consolidated balance sheet.

The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2021, 2020 and 2019 was 26.11%, 1.11%, and 0.66%, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2021	2020	2019
Net balance, beginning of year*	$141,065	$98,174	$94,826
Incurred, net of reinsurance, related to:
Current year	199,888	158,236	96,955
Prior years	27,637	1,800	10,559
Total incurred, net of reinsurance	227,525	160,036	107,514
Paid, net of reinsurance, related to:
Current year	(95,809)	(71,772)	(48,456)
Prior years	(100,371)	(45,373)	(55,710)
Total paid, net of reinsurance	(196,180)	(117,145)	(104,166)
Net balance, end of year	172,410	141,065	98,174
Add: reinsurance recoverable before allowance for credit losses	64,755	71,104	116,523
Gross balance, end of year	$237,165	$212,169	$214,697

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the year ended December 31, 2021, the Company recognized losses related to prior years of $27,637 primarily to increase the reserve for the 2020 loss year resulting from increased litigation with regards to Hurricane Sally and Tropical Storm Eta. Losses and LAE for the 2021 loss year included estimated losses of $45,578, net of reinsurance, related to policies assumed from United, approximately $14,135 of which pertained to TypTap.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2015 to 2012 is presented as supplementary information and is unaudited.

Homeowners Multi-peril and Dwelling Fire Insurance (a)

											As of December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar Amounts)
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Claims	(b)
2012	$66,425	$62,742	$64,083	$66,505	$67,058	$66,465	$67,220	$67,469	$67,869	$67,869	$161	6,620
2013	—	67,579	69,932	69,906	72,015	71,604	73,763	74,043	74,543	74,543	116	7,009
2014	—	—	75,810	81,773	84,917	88,053	90,084	92,454	92,945	93,181	—	7,661
2015	—	—	—	78,017	90,902	96,173	101,272	102,149	102,587	103,135	—	7,665
2016	—	—	—	—	81,446	90,879	92,684	92,986	92,752	92,333	9	6,935
2017	—	—	—	—	—	91,443	88,937	89,652	90,958	90,877	3,353	5,771
2018	—	—	—	—	—	—	79,436	83,976	83,123	83,234	5,594	4,769
2019	—	—	—	—	—	—	—	95,467	94,018	96,821	11,951	5,391
2020	—	—	—	—	—	—	—	—	126,086	133,349	15,467	8,157
2021	—	—	—	—	—	—	—	—	—	187,164	84,138	7,919
Total										$1,022,506

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$36,914	$53,225	$59,041	$62,836	$64,667	$65,903	$67,059	$67,203	$67,430	$67,688
2013	—	40,240	57,374	64,257	68,106	70,224	72,492	73,420	73,986	74,260
2014	—	—	47,650	68,897	77,712	82,463	87,125	90,707	92,264	92,924
2015	—	—	—	50,939	76,042	87,784	95,179	99,200	101,424	102,486
2016	—	—	—	—	51,663	73,037	83,311	89,144	90,989	92,001
2017	—	—	—	—	—	43,039	66,996	78,808	83,383	86,364
2018	—	—	—	—	—	—	41,014	63,958	71,809	76,311
2019	—	—	—	—	—	—	—	47,471	70,182	81,941
2020	—	—	—	—	—	—	—	—	56,173	108,388
2021	—	—	—	—	—	—	—	—	—	85,895
Total										$868,258
All outstanding liabilities before 2012, net of reinsurance										899
Liabilities for loss and LAE, net of reinsurance										$155,147

(a)	Excludes losses from Wind-only insurance (2012 through 2021) and any hurricane and storm events prior to 2021.
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

Homeowners Wind-only Insurance (a) *

											As of December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar Amounts)
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Claims	(b)
2015	$—	$—	$—	$308	$401	$569	$692	$605	$582	$582	$—	100
2016	—	—	—	—	1,005	1,314	1,814	1,853	1,837	2,255	406	228
2017	—	—	—	—	—	1,529	1,119	815	792	923	132	156
2018	—	—	—	—	—	—	798	708	1,061	1,109	194	136
2019	—	—	—	—	—	—	—	1,132	1,501	1,833	324	152
2020	—	—	—	—	—	—	—	—	1,621	1,970	347	248
2021	—	—	—	—	—	—	—	—	—	682	119	1,057
Total										$9,354

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2015	$—	$—	$—	$156	$332	$465	$582	$582	$582	$582
2016	—	—	—	—	689	1,155	1,405	1,772	1,821	1,843
2017	—	—	—	—	—	484	786	789	792	792
2018	—	—	—	—	—	—	216	607	745	899
2019	—	—	—	—	—	—	—	828	1,290	1,451
2020	—	—	—	—	—	—	—	—	567	1,461
2021	—	—	—	—	—	—	—	—	—	415
Total										$7,443
Liabilities for loss and LAE, net of reinsurance										$1,911

*	The Company began writing Homeowners Wind-only insurance in 2015.
(a)	Excludes losses from multi-peril and dwelling fire insurance (2012 through 2021) and any hurricane and storm events prior to 2021.
(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

Losses Specific to Any Hurricane and Storm Events prior to 2021

											As of December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar Amounts)
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Claims	(b)
2016	$—	$—	$—	$—	$21,414	$24,126	$26,211	$28,133	$27,634	$27,634	$727	2,420
2017	—	—	—	—	—	53,602	54,080	53,557	53,624	53,628	412	21,772
2018	—	—	—	—	—	—	16,543	16,532	16,532	16,532	55	1,717
2019	—	—	—	—	—	—	—	—	—	—	—	144
2020	—	—	—	—	—	—	—	—	30,264	46,284	—	3,199
2021	—	—	—	—	—	—	—	—	—	52	—	64
Total										$144,130

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2016	$—	$—	$—	$—	$12,227	$20,025	$23,316	$25,849	$26,098	$26,807
2017	—	—	—	—	—	43,905	47,514	47,524	49,425	53,216
2018	—	—	—	—	—	—	13,391	15,992	16,436	16,477
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	14,964	34,771
2021	—	—	—	—	—	—	—	—	—	50
Total										$131,321
Liabilities for loss and LAE, net of reinsurance										$12,809

(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Hurricane and Storm Events during 2021

											As of December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Claims	Amounts)(b)
2021	$—	$—	$—	$—	$—	$—	$—	$—	$—	$11,636	$1,535	1,269
Total										$11,636

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2021	$—	$—	$—	$—	$—	$—	$—	$—	$—	$9,273
Total										$9,273
Liabilities for loss and LAE, net of reinsurance										$2,363

(b)	The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

	December 31,
	2021	2020
Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$155,147	$123,738
Homeowners Wind-only insurance	1,911	2,086
Losses specific to any hurricane and storm events prior to 2021	12,809	14,261
Losses specific to hurricane and storm events during 2021	2,363	—
Other short-duration insurance lines	180	980
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	172,410	141,065
Reinsurance recoverables	64,755	71,104
Total gross liability for unpaid losses and loss adjustment expenses	$237,165	$212,169

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2021:

Average Annual Percentage Payout of Incurred Losses by Age,
Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners multi-peril and dwelling fire insurance	49.0%	21.8%	7.3%	0.5%	1.7%	1.0%	0.1%	0.0%	0.0%	0.0%
Homeowners Wind-only insurance	35.9%	28.8%	7.3%	6.9%	0.5%	0.2%	0.0%	*	*	*
Other short-duration insurance lines	59.0%	30.3%	2.5%	0.0%	0.0%	0.0%	—	—	—	—
Losses specific to any hurricane and storm events prior to 2021	58.1%	24.0%	2.6%	3.1%	2.8%	0.5%	—	—	—	—
Losses specific to hurricane and storm events during 2021	79.7%	—	—	—	—	—	—	—	—	—

*	The Company began writing Homeowners Wind-only insurance in 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Segment Information

The Company identifies its operating divisions based on managerial emphasis, organizational structure and revenue source. In the first quarter of 2021, the Company reorganized its operations to focus on specific business segments, resulting in the creation of TTIG with a separate workforce, board of directors and financial reporting structure. Companies under TTIG include TypTap, TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company, Inc., the parent company of an India company, Exzeo Software Private Limited. TTIG and its subsidiaries are considered a new reporting segment known as TypTap Group. The Company now has four reportable segments: HCPCI insurance operations, TypTap Group, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under TypTap Group, are grouped together into one reportable segment under HCPCI insurance operations. The TypTap Group segment includes its property and casualty insurance operations, information technology operations and its management company’s activities. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies and any other companies that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the years ended December 31, 2021, 2020 and 2019, revenues from the HCPCI insurance operations segment before intracompany elimination represented 74.6%, 73.4% and 89.4%, respectively, and revenues from the TypTap Group segment represented 22.7%, 15.5%, and 6.3%, respectively, of total revenues of all operating segments. At December 31, 2021 and 2020, HCPCI insurance operations’ total assets represented 58.7% and 68.9%, respectively, and TypTap Group's total assets represented 29.3% and 16.7%, respectively, of the combined assets of all operating segments. See Note 1 -- “Nature of Operations” for a description of the Company’s operations. The following tables present

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

For the Year Ended December 31, 2021	HCPCI Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$404,362	$175,907	$—	$—	$(3,225)	$577,044
Premiums ceded	(140,902)	(61,534)	—	—	2,695	(199,741)
Net premiums earned	263,460	114,373	—	—	(530)	377,303
Net income from investment portfolio	8,130	1,306	—	6,613	4,121	20,170
Policy fee income	2,794	1,201	—	—	—	3,995
Other	6,356	1,606	12,226	1,794	(15,535)	6,447
Total revenue	280,740	118,486	12,226	8,407	(11,944)	407,915
Expenses:
Losses and loss adjustment expenses	147,198	80,863	—	—	(536)	227,525
Amortization of deferred policy acquisition costs	56,470	30,493	—	—	—	86,963
Other policy acquisition expenses	2,851	4,100	—	—	—	6,951
Interest expense	—	113	1,202	5,467	(382)	6,400
Depreciation and amortization	86	1,336	2,319	884	(2,441)	2,184
Debt conversion expense	—	—	—	1,754	—	1,754
Personnel and other operating expenses	24,200	31,737	4,424	13,129	(8,585)	64,905
Total expenses	230,805	148,642	7,945	21,234	(11,944)	396,682
Income (loss) before income taxes	$49,935	$(30,156)	$4,281	$(12,827)	$—	$11,233
Total revenue from non-affiliates (d)	$277,333	$119,703	$10,872	$7,406
Gross premiums written	$426,910	$247,479

(a) Other revenue under real estate primarily consisted of rental income from investment properties.

(b) Other revenue under corporate and other primarily consisted of revenue from marina business.

(c) Gross premiums earned consist of $401,137 from HCPCI and $3,225 from a reinsurance company.

(d) Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2020	HCPCI Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$342,764	$78,836	$—	$—	$(5,682)	$415,918
Premiums ceded	(130,318)	(28,822)	—	—	5,682	(153,458)
Net premiums earned	212,446	50,014	—	—	—	262,460
Net income from investment portfolio	6,423	793	3	15	(1,602)	5,632
Policy fee income	2,702	820	—	—	—	3,522
Gain on involuntary conversion	—	—	36,969	—	—	36,969
Other	1,768	100	9,502	1,948	(11,464)	1,854
Total revenue	223,339	51,727	46,474	1,963	(13,066)	310,437
Expenses:
Losses and loss adjustment expenses	125,977	34,059	—	—	—	160,036
Amortization of deferred policy acquisition costs	35,410	13,715	—	—	—	49,125
Other policy acquisition expenses	3,496	1,865	—	—	—	5,361
Interest expense	—	2	1,947	10,709	(924)	11,734
Depreciation and amortization	85	1,102	2,526	634	(2,494)	1,853
Loss on repurchases of convertible senior notes	—	—	—	150	—	150
Loss on extinguishment of debt	—	—	98	—	—	98
Personnel and other operating expenses	19,423	17,445	5,388	12,544	(9,648)	45,152
Total expenses	184,391	68,188	9,959	24,037	(13,066)	273,509
Income (loss) before income taxes	$38,948	$(16,461)	$36,515	$(22,074)	$—	$36,928
Total revenue from non-affiliates (d)	$221,633	$52,807	$44,709	$640
Gross premiums written	$399,299	$104,855

(a) Other revenue under real estate primarily consisted of rental income from investment properties.

(b) Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.

(c) Gross premiums earned consist of $337,082 from HCPCI and $5,682 from a reinsurance company.

(d) Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2019	HCPCI Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned	$311,175	$30,904	$—	$—	$—	$342,079
Premiums ceded	(114,689)	(11,076)	—	—	—	(125,765)
Net premiums earned	196,486	19,828	—	—	—	216,314
Net income from investment portfolio	17,336	1,537	1	3,112	(937)	21,049
Policy fee income	2,805	424	—	—	—	3,229
Other	1,549	40	9,366	4,829	(13,902)	1,882
Total revenue	218,176	21,829	9,367	7,941	(14,839)	242,474
Expenses:
Losses and loss adjustment expenses	99,009	8,505	—	—	—	107,514
Amortization of deferred policy acquisition costs	31,871	5,275	—	—	—	37,146
Other policy acquisition expenses	4,363	1,621	—	—	—	5,984
Interest expense	—	2	1,653	12,043	(643)	13,055
Depreciation and amortization	90	676	2,542	633	(2,391)	1,550
Personnel and other operating expenses	18,884	14,241	5,168	14,644	(11,805)	41,132
Total expenses	154,217	30,320	9,363	27,320	(14,839)	206,381
Income (loss) before income taxes	$63,959	$(8,491)	$4	$(19,379)	$—	$36,093
Total revenue from non-affiliates (c)	$217,543	$21,829	$7,738	$6,901
Gross premiums written	$304,683	$60,272

(a) Other revenue under real estate primarily consisted of rental income from investment properties.

(b) Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.

(c) Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	December 31,
	2021	2020
Segments:
HCPCI Insurance Operations	$676,509	$648,600
TypTap Group	369,600	157,581
Real Estate Operations	127,651	128,383
Corporate and Other	65,349	29,022
Consolidation and Elimination	(62,252)	(22,273)
Total assets	$1,176,857	$941,313

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Leases

The table below summarizes the Company’s ROU assets and corresponding liabilities for operating and finance leases:

	December 31
	2021	2020
Operating leases:
ROU assets	$2,204	$4,002
Liabilities	$2,203	$4,014
Finance leases:
ROU assets	$86	$79
Liabilities	$31	$43

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 63 months	Yes	(a), (b)
Office space	3 to 10 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a) At the end of the lease term, the Company can purchase the equipment at fair market value.

(b) There are no variable lease payments.

(c) Rent escalation provisions exist.

(d) There is a bargain purchase option.

As of December 31, 2021, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in Year
2022	$1,422	$19
2023	821	11
2024	—	2
Total lease payments	2,243	32
Less: interest and foreign taxes	40	1
Total lease obligations	$2,203	$31

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Years Ended December 31,
	2021	2020
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$19	$18
Interest expense	1	2
Operating lease costs*	1,622	1,123
Short-term lease costs*	348	167
Total lease costs	$1,990	$1,310
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$1	$2
Operating cash flows – operating leases	$1,626	$1,132
Financing cash flows – finance leases	$19	$17
	December 31, 2021
Weighted-average remaining lease term:
Finance leases (in years)	2.9
Operating leases (in years)	2.5
Weighted-average discount rate:
Finance leases (%)	3.5%
Operating leases (%)	2.8%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms
Class of Assets	Initial Term	Option	and Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e) There are no purchase options.

Note 18 -- Income Taxes

A summary of income tax expense is as follows:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$2,332	$1,089	$6,177
State	415	30	1,362
Foreign	102	106	107
Total current taxes	2,849	1,225	7,646
Deferred:
Federal	489	6,694	1,586
State	653	1,436	287
Foreign	—	(7)	(2)
Total deferred taxes	1,142	8,123	1,871
Income tax expense	$3,991	$9,348	$9,517

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$2,359	21.0	$7,755	21.0	$7,579	21.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefits	402	3.6	1,364	3.7	1,362	3.8
Effects of tax rate changes	437	3.9	—	—	(37)	—
Stock-based compensation	(298)	(2.7)	(296)	(0.8)	(159)	(0.4)
Non-deductible executive compensation	1,008	9.0	757	2.0	685	1.9
Other	83	0.7	(232)	(0.6)	87	0.1
Income tax expense	$3,991	35.5	$9,348	25.3	$9,517	26.4

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rates for the years ended December 31, 2021, 2020, and 2019. The tax returns filed for the years ending December 31, 2020, 2019, and 2018 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify interest and penalties, if any, arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no material amounts of interest or penalties for the years ended December 31, 2021, 2020 and 2019.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded income taxes of $3,991, $9,348 and $9,517, respectively, resulting in effective tax rates of 35.5%, 25.3% and 26.4%, respectively. The increase in the effective tax rate in 2021 as compared with 2020 was primarily attributable to an increase in non-deductible compensation expense related to restricted stock and stock options granted to certain executives and an increase in deferred tax expense due to the increased Florida corporate tax rate effective January 1, 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Unearned premiums	$14,174	$9,687
Losses and loss adjustment expenses	2,591	2,902
Stock-based compensation	1,660	1,084
Prepaid expenses	658	—
Unearned revenue	237	335
Basis difference related to convertible senior notes	169	—
Accrued expenses	110	146
Credit losses	151	120
Organizational costs	102	76
Bad debt reserve	56	52
Total deferred tax assets	19,908	14,402
Deferred tax liabilities:
Gain on involuntary conversion	(9,202)	(9,066)
Deferred policy acquisition costs	(15,089)	(9,459)
Intangible assets	(2,450)	(2,226)
Basis difference related to partnership investments	(1,313)	(1,578)
Prepaid expenses	—	(454)
Net unrealized investment gains	(1,539)	(1,507)
Property and equipment	(1,511)	(1,262)
Basis difference related to convertible senior notes	—	(242)
Other	(543)	(533)
Total deferred tax liabilities	(31,647)	(26,327)
Net deferred tax liabilities	$(11,739)	$(11,925)

A valuation allowance is established if, based upon the relevant facts and circumstances, management believes any portion of the deferred tax assets will not be realized. Although realization of deferred income tax assets is not certain, management believes it is more likely than not that deferred tax assets will be realized. Thus, the Company did not have a valuation allowance established as of December 31, 2021 or 2020.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2021
Net income	$7,242
Less: Net income attributable to redeemable noncontrolling interest	(7,399)
Less: TypTap Group's net loss attributable to non-HCI common stockholders and TypTap Group's participating securities	2,013
Net income attributable to HCI	1,856
Less: Income attributable to participating securities	(24)
Basic Earnings Per Share:
Income allocated to common stockholders	1,832	8,092	$0.23

Effect of Dilutive Securities:*
Stock options	—	207
Warrants	—	281
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$1,832	8,580	$0.21

(a)	Shares in thousands.
(b)	See Adoption of New Accounting Standards under Note 2 -- “Summary of Significant Accounting Policies” for additional information.
*	Convertible senior notes were excluded due to antidilutive effect.

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2020
Net income	$27,580
Less: Income attributable to participating securities	(1,462)
Basic Earnings Per Share:
Income allocated to common stockholders	26,118	7,351	$3.55

Effect of Dilutive Securities:
Stock options	—	23
Convertible senior notes	7,705	2,320
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$33,823	9,694	$3.49

(a)	Shares in thousands.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2019
Net income	$26,576
Less: Income attributable to participating securities	(1,448)
Basic Earnings Per Share:
Income allocated to common stockholders	25,128	7,580	$3.32

Effect of Dilutive Securities:
Stock options	—	12
Convertible senior notes	8,748	2,646
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$33,876	10,238	$3.31

(a)	Shares in thousands.

Note 20 -- Redeemable Noncontrolling Interest

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

Redemption Rights

On or after the fourth anniversary of the issuance date, TTIG’s Series A Preferred Stock is redeemable at the option of the holders at a price equal to the greater of (1) $10 per share plus any accrued but unpaid dividends and (2) a fair market value per share determined by an independent valuation firm selected by TTIG’s board of directors. Management determined that the redemption was not probable at December 31, 2021.

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

The following table summarizes the activity of redeemable noncontrolling interest during the year ended December 31, 2021:

Balance at January 1, 2021	$—
Initial proceeds from Centerbridge	100,000
Increase (decrease):
Proceeds allocated to warrants*	(9,217)
Issuance costs	(6,262)
Issuance costs allocated to warrants*	577
Accrued cash dividends	4,208
Accretion - increasing dividend rates	3,191
Dividends paid	(2,542)
Balance at December 31, 2021	$89,955

* Net decrease related to warrants of $8,640.

For the year ended December 31, 2021, net income attributable to redeemable noncontrolling interest was $7,399, consisting of accrued cash dividends of $4,208 and accretion related to increasing dividend rates of $3,191.

Note 21 -- Equity

Stockholders’ Equity

Common Stock

The Company’s 2020 stock repurchase plan was considered to be expired and there was no new stock repurchase plan approved by the Board of Directors during 2021.

On December 19, 2019, the Board of Directors decided to extend the term of the 2019 stock repurchase plan to March 15, 2020. On March 13, 2020, the Board approved a stock repurchase plan for 2020 to repurchase up to $20,000 of the Company’s common shares before commissions and fees whereby the shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. There is no share repurchase plan approved by the Board for 2022.

During the years ended December 31, 2020 and 2019, the Company repurchased and retired 129,142 and 454,010 shares, respectively, at weighted average prices per share of $39.93 and $41.49, respectively. The total costs of shares repurchased, inclusive of fees and commissions, during the years ended December 31, 2020 and 2019 were $5,161 and $18,851, respectively, or $39.96 and $41.52 per share, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On October 15, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on December 17, 2021 to stockholders of record on November 19, 2021.

Warrants

At December 31, 2021, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock. These warrants were issued by HCI to the Lead Investor described in Note 20 -- “Redeemable Noncontrolling Interest.”

Prepaid Share Repurchase Forward Contract

As of December 31, 2021 the Company has one outstanding prepaid share repurchase forward contract entered into with Societe Generale, a forward counterparty. The Company entered into this forward contract in conjunction with the issuance of the 4.25% Convertible Senior Notes as described in Note 13 -- “Long-Term Debt” under Convertible Senior Notes. Under the forward contract, 191,000 shares of the Company’s common stock will be delivered to the Company over a settlement period in 2022.

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

Noncontrolling Interests

According to its amended Articles of Incorporation, TTIG is authorized to issue 183 million shares of common stock with a par value of $0.001 per share, and 37,502,000 shares of preferred stock. In February 2021, TTIG issued 10 million shares of Series A Preferred Stock (see Note 20 -- “Redeemable Noncontrolling Interest”). At December 31, 2021, there were 81,278,339 shares of TTIG’s common stock outstanding, of which 6,278,339 shares were not owned by HCI.

During 2021, TTIG repurchased and retired a total of 48,901 shares of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests was $55.

Note 22 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. With respect to the Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. At December 31, 2021, there were 1,111,975 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plans vest over periods ranging from immediately vested to five years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the years ended December 31, 2021, 2020 and 2019 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	240,000	$37.19	8.8 years	$3,278

Granted	110,000	$53.00
Exercised	(10,000)	$6.30
Outstanding at December 31, 2019	340,000	$43.21	7.9 years	$1,657

Granted	110,000	$48.00
Exercised	(10,000)	$6.30
Outstanding at December 31, 2020	440,000	$45.25	7.6 years	$3,113

Outstanding at December 31, 2021	440,000	$45.25	6.6 years	$18,119

Exercisable at December 31, 2021	275,000	$43.40	6.1 years	$11,833

The following table summarizes information about options exercised for the years ended December 31, 2021, 2020 and 2019 (option amounts not in thousands):

	2021	2020	2019
Options exercised	—	10,000	10,000
Total intrinsic value of exercised options	$—	$288	$347
Tax benefits realized	$—	$71	$85

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $884, $1,180 and $870, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $2, $76 and $22 for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, there was $1,005 and $1,889, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.6 years.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the years ended December 31, 2020 and 2019:

	2020	2019
Expected dividend yield	3.48%	3.34%
Expected volatility	38.68%	40.17%
Risk-free interest rate	1.63%	2.53%
Expected life (in years)	5	5

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance, and market-based conditions. The determination of fair value with respect to the awards containing only service-based conditions is based on the market value of the Company’s stock on the grant date. For awards with market-based conditions, the fair value is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome.

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2021, 2020 and 2019 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	632,296	$33.33
Granted	180,404	$42.79
Vested	(116,164)	$40.10
Forfeited	(299,776)	$25.31
Nonvested at December 31, 2019	396,760	$41.71

Granted	192,680	$45.57
Vested	(146,801)	$40.54
Forfeited	(18,852)	$43.60
Nonvested at December 31, 2020	423,787	$43.79

Granted	564,426	$38.79
Vested	(109,791)	$43.19
Cancelled	(142,760)	$43.77
Forfeited	(55,665)	$44.01
Nonvested at December 31, 2021	679,997	$39.72

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $9,642, $6,953 and $5,590 for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, there was approximately $18,995 and $13,666, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.2 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Deferred tax benefits recognized	$1,397	$1,296	$1,075
Tax benefits realized for restricted stock and paid dividends	$1,519	$1,448	$1,129
Fair value of vested restricted stock	$4,742	$5,952	$4,658

In February 2021, the Company cancelled 141,600 shares of restricted stock for employees who transitioned to TypTap Group (See Note 1 -- “Nature of Operations”). In exchange, these employees received replacement restricted stock issued under TTIG’s equity incentive plan.

On October 5, 2021, a significant portion of market-based restricted stock awards that were granted in February 2021 met the condition for vesting. As a result, the expensing of an unrecognized compensation expense balance is being accelerated and the expense related to these awards is being recognized over the twelve months following the vest date. At December 31, 2021, there was

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

approximately $5,375 of total unrecognized compensation expense related to these restricted stock awards which met the market-based condition for vesting.

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

During the years ended December 31, 2020 and 2019, no awards were issued with other than service-based vesting conditions.

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

On October 1, 2021, TTIG granted options to purchase an aggregate of 6,450,000 shares of its common stock at an exercise price of $23.00 per share to certain TTIG executives. The options have a 10-year term and were granted pursuant to TTIG's 2021 Omnibus Plan. The options will vest over a four-year period, so long as the optionees remain employed by TTIG.

For the year ended December 31, 2021, TypTap Group recognized compensation expense related to its stock-based awards of $3,228. At December 31, 2021, there was $11,230 of unrecognized compensation expense related to nonvested restricted stock and stock options.

Note 23 -- Employee Benefit Plan

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company’s matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2021, 2020 and 2019, the Company contributed approximately $794, $731 and $638, respectively, in matching contributions, which are included in general and administrative personnel expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. At December 31, 2021 and 2020, the amounts accrued under the gratuity plan were $158 and $130, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans: the Provident Fund and the Employees State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $28, $41 and $17, respectively, for the years ended December 31, 2021, 2020 and 2019.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 24 -- Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of December 31, 2021, the Company has contractual obligations related to two multi-year reinsurance contracts. These contracts may be cancelled only with the other party’s consent or when their respective experience accounts are positive at the end of each contract year. The table below presents the future minimum aggregate premium amounts payable to the reinsurer.

Year	Amount
2022*	$9,095
2023*	9,095
2024*	2,728
Total	$20,918

* Premiums payable after May 31, 2022 are estimated.

Rental Income

The Company leases available space at the Company’s various investment properties to non-affiliates at various terms. In addition, the Company leases boat slips and docks on a long-term basis. Expected annual rental income due under non-cancellable operating leases for all properties owned at December 31, 2021 is as follows:

Year	Amount
2022	$4,107
2023	3,563
2024	3,558
2025	3,490
2026	2,818
Thereafter	12,437
Total	$29,973

Capital Commitments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At December 31, 2021, there was an aggregate unfunded balance of $11,073.

FIGA Assessment

In October 2021, the Florida Office of Insurance Regulation approved a 2022 assessment for the Florida Insurance Guaranty Association (“FIGA”) which is necessary to secure funds for the payment of covered claims of insolvent insurance companies. The 2022 FIGA assessment will be levied at 0.70% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, will be assessed on new and renewal policies with effective dates beginning January 1, 2022 through December 31, 2022. The Company’s insurance subsidiaries, as member insurers, will be required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of December 31, 2021, the FIGA assessment payable by the Company was $92.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 25 -- Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2021, 2020 and 2019.

	Three Months Ended
	03/31/21	06/30/21	09/30/21	12/31/21
Net premiums earned	$87,843	$93,004	$94,232	$102,224
Total revenue	94,874	101,504	99,217	112,320
Losses and loss adjustment expenses	45,751	55,917	62,664	63,193
Policy acquisition and other underwriting expenses	23,065	23,169	23,340	24,158
Interest expense	2,079	2,000	1,664	657
Total expenses	84,772	96,407	105,721	109,782
Income (loss) before income taxes	10,102	5,097	(6,504)	2,538
Net income (loss)	6,845	3,830	(4,868)	1,435
Comprehensive income (loss)	6,705	3,470	(5,129)	1,128
Earnings (loss) per share:
Basic	$0.82	$0.25	$(0.72)	$0.01
Diluted*	$0.75	$0.24	$(0.72)	$0.01

* During the quarters ended June 30, 2021 and December 31, 2021, the convertible senior notes were antidilutive. During the quarter ended September 30, 2021, the convertible senior notes, warrants and stock options were antidilutive.

	Three Months Ended
	03/31/20	06/30/20	09/30/20	12/31/20
Net premiums earned	$61,646	$73,449	$62,463	$64,902
Total revenue	55,380	80,717	104,027	70,313
Losses and loss adjustment expenses	28,078	39,843	51,743	40,372
Policy acquisition and other underwriting expenses	11,826	12,991	14,210	14,832
Interest expense	2,970	3,020	2,856	2,888
Total expenses	54,723	68,894	82,491	67,401
Income before income taxes	657	11,823	21,536	2,912
Net income	547	8,936	15,390	2,707
Comprehensive (loss) income	(1,585)	10,286	15,634	2,611
Earnings per share:
Basic	$0.07	$1.16	$1.97	$0.35
Diluted**	$0.07	$1.08	$1.68	$0.35

** During the quarters ended March 31, 2020 and December 31, 2020, the convertible senior notes were antidilutive.

	Three Months Ended
	03/31/19	06/30/19	09/30/19	12/31/19
Net premiums earned	$51,184	$51,998	$54,434	$58,698
Total revenue	60,634	58,630	59,979	63,231
Losses and loss adjustment expenses	26,996	24,293	27,327	28,898
Policy acquisition and other underwriting expenses	9,673	10,077	10,988	11,759
Interest expense	4,337	2,884	2,907	2,927
Total expenses	51,351	48,315	52,260	54,455
Income before income taxes	9,283	10,315	7,719	8,776
Net income	6,738	7,553	5,853	6,432
Comprehensive income	8,732	8,767	6,189	6,519
Earnings per share:
Basic	$0.82	$0.93	$0.73	$0.84
Diluted***	$0.82	$0.90	$0.73	$0.82

*** During the quarters ended March 31, 2019 and September 30, 2019, the convertible senior notes were antidilutive.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 26 -- Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the Florida Business Corporation Act and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 2021, without prior regulatory approval, $198,615 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2021. The following briefly describes certain related and other requirements and restrictions imposed by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

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

The Code requires HCPCI and TypTap to maintain capital and surplus equal to the greater of 10% of their respective liabilities or a statutory minimum as defined in the Code. At December 31, 2021, HCPCI and TypTap were required to maintain minimum capital and surplus of $36,173 and $19,334, respectively. At December 31, 2020, HCPCI and TypTap were required to maintain minimum capital and surplus of $31,140 and $10,000, respectively. HCPCI and TypTap were in compliance with these requirements at December 31, 2021 and 2020.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2021 and 2020, HCPCI’s statutory-basis capital and surplus was approximately $120,480 and $119,900, respectively. For the year ended December 31, 2021, HCPCI had a statutory-basis net income of approximately $45. For the year ended December 31, 2020, HCPCI had a statutory-basis net loss of approximately $28,780 as opposed to a statutory-basis net income of approximately $18,400 for the year ended December 31, 2019. At December 31, 2021 and 2020, TypTap’s statutory-basis capital and surplus was approximately $93,360 and $38,500, respectively. For the years ended December 31, 2021, 2020 and 2019, TypTap’s statutory-basis net losses were approximately $29,396, $10,900 and $5,200, respectively. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

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

As a result, only HCPCI was qualified to make dividend payments at December 31, 2021, 2020 and 2019. Without prior written approval from the FLOIR, TypTap was not permitted to make any dividend payments.

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

Years Ended December 31,
	2021	2020	2019
HCPCI:
Gross	3.21 to 1	3.02 to 1	1.92 to 1
Net	2.01 to 1	1.84 to 1	1.15 to 1
TypTap:
Gross	2.40 to 1	2.47 to 1	2.23 to 1
Net	1.61 to 1	1.50 to 1	1.63 to 1

Bermuda

The Bermuda Monetary Authority requires Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled reinsurance subsidiary, to maintain minimum capital and surplus of $2,000. At December 31, 2021 and 2020, Claddaugh’s statutory capital and surplus was approximately $55,350 and $58,300, respectively. For the year ended December 31, 2021, Claddaugh reported a statutory net loss of approximately $2,850. For the year ended December 31, 2020, Claddaugh reported a statutory net income of approximately $1,400 as opposed to a statutory net loss of approximately $4,400 for the year ended December 31, 2019. There was no capital contribution to or return of capital from Claddaugh during 2021. During 2020, the Company contributed approximately $22,600 of capital to Claddaugh versus $6,000 of capital returned by Claddaugh during 2019.

HCPCI and TypTap are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2021 and 2020, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2021, the combined statutory capital and surplus and minimum capital and surplus of the Company’s U.S. insurance subsidiaries were approximately $213,840 and $55,500, respectively.

At December 31, 2021 and 2020, restricted net assets represented by the Company’s insurance subsidiaries amounted to $215,812 and $160,710, respectively.

Note 27 -- Related Party Transactions

On February 12, 2021, the Company committed to provide a revolving line of credit with borrowing capacity of up to $60,000 to TTIG and the credit line would be available until the earlier of June 30, 2022 and the securing of alternative financing. This commitment has ended on February 26, 2021 after the investment transaction described in Note 20 -- “Redeemable Noncontrolling Interest.”

On December 22, 2021, TTIG issued a demand promissory note to the Company for the principal amount of $40,000. The note bears an annual interest rate of 2.0% with a maturity date for the principal and unpaid accrued interest of June 30, 2023.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 28 -- Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$10,366	$13,944
Fixed-maturity securities, available for sale, at fair value	1,637	216
Equity securities, at fair value	11,513	9,496
Limited partnership investments	21,722	20,542
Note receivable – related party	40,022	23,280
Investment in subsidiaries	332,596	304,816
Property and equipment, net	712	753
Intangible assets, net	5,374	—
Right-of-use assets - operating leases	4,243	7,118
Income taxes receivable	3,281	8,348
Other assets	1,595	4,036
Total assets	$433,061	$392,549
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$5,333	$6,660
Lease liabilities - operating leases	1,517	4,319
Deferred income taxes, net	900	1,645
Revolving credit facility	15,000	23,750
Long-term debt	23,886	133,967
Due to related parties	63,060	21,072
Total liabilities	109,696	191,413
Total stockholders’ equity	323,365	201,136
Total liabilities and stockholders’ equity	$433,061	$392,549

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2021	2020	2019
Net investment income (loss)	$3,115	$(676)	$2,295
Net realized investment gains (losses)	3,344	330	(541)
Net unrealized investment gains	92	229	1,385
Credit losses on investments	—	(20)	—
Other income	222	—	—
Loss on repurchases of convertible senior notes	—	(150)	—
Interest expense	(5,467)	(10,710)	(12,042)
Debt conversion expense	(1,754)	—	—
Operating expenses	(9,056)	(6,887)	(6,353)
Loss before income tax benefit and equity in income of subsidiaries	(9,504)	(17,884)	(15,256)
Income tax benefit	2,086	4,024	3,092
Net loss before equity in income of subsidiaries	(7,418)	(13,860)	(12,164)
Equity in income of subsidiaries	9,274	41,440	38,740
Net income	$1,856	$27,580	$26,576

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,856	$27,580	$26,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,874	4,488	3,638
Net realized investment (gains) losses	(3,344)	(330)	541
Net unrealized investment gains	(92)	(229)	(1,385)
Net amortization of premiums (accretion of discount) on investments in fixed-maturity securities	3	(42)	66
Depreciation and amortization	1,490	4,686	5,194
Net (income) loss from limited partnership investments	(2,608)	1,781	(701)
Distributions from limited partnership interests	1,477	844	1,661
Credit losses on investments	—	20	—
Debt conversion expense	1,754	—	—
Loss on repurchases of convertible senior notes	—	150	—
Equity in income of subsidiaries	(9,274)	(41,440)	(38,740)
Deferred income taxes	232	(935)	(916)
Changes in operating assets and liabilities:
Income taxes	5,067	(9,791)	4,462
Other assets	2,679	(629)	(3,042)
Accrued expenses and other liabilities	(5,620)	1,096	1,750
Due to related parties	5,360	17,438	(16,754)
Net cash provided by (used in) operating activities	4,854	4,687	(17,650)
Cash flows from investing activities:
Investments in limited partnership interests	(2,616)	(3,376)	(1,602)
Investment in note receivable – related party	(40,000)	(22,000)	—
Purchase of fixed-maturity securities	(1,685)	(7)	(234)
Purchase of equity securities	(76,786)	(35,855)	(8,733)
Purchase of short-term and other investments	(1,307)	(200)	(187)
Purchase of property and equipment	(365)	(742)	(176)
Proceeds from sales of fixed-maturity securities	134	447	477
Proceeds from calls, repayments and maturities of fixed-maturity securities	145	27	35,361
Proceeds from sales of equity securities	78,555	30,688	9,906
Proceeds from sales, redemptions and maturities of short-term and other investments	3,618	537	25,733
Collection of note receivable – related party	23,280	—	—
Distributions received from limited partnership interests	2,567	1,614	948
Dividends received from subsidiary	41,900	52,500	44,000
Return of capital from subsidiary	—	9	6,000
Investment in subsidiaries	(10,000)	(22,629)	(5,000)
Net cash provided by investing activities	17,440	1,013	106,493

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Repurchases of common stock	(1,314)	(1,547)	(1,203)
Repurchases of common stock under share repurchase plan	—	(5,161)	(18,851)
Repurchases of convertible senior notes	—	(4,459)	—
Debt issuance costs	(152)	—	(459)
Cash dividends paid	(14,065)	(12,694)	(13,012)
Cash dividends received under share repurchase forward contract	306	306	306
Net (repayment) borrowing under revolving credit facility	(8,750)	14,000	9,750
Proceeds from exercise of common stock options	—	63	63
Debt conversion expense paid	(1,895)	—	—
Repayment of long-term debt	(2)	(2)	(89,991)
Net cash used in financing activities	(25,872)	(9,494)	(113,397)
Net decrease in cash and cash equivalents	(3,578)	(3,794)	(24,554)
Cash and cash equivalents at beginning of year	13,944	17,738	42,292
Cash and cash equivalents at end of year	$10,366	$13,944	$17,738

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 29 -- Subsequent Events

On January 20, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on March 18, 2022 to stockholders of record on February 18, 2022.

On February 23, 2022, the Company entered into a quota share reinsurance agreement with United for United’s primary insurance subsidiary, United Property & Casualty Insurance Company, to cede to us all of its personal lines insurance business in the states of Georgia, North Carolina and South Carolina. Under the reinsurance agreement, HCPCI provides 85% quota share reinsurance on all of United’s personal lines insurance business in those states from December 31, 2021 through May 31, 2022. Similar to the previous agreement, HCPCI paid United a catastrophe allowance of 9% of premium not exceeding $3,800 and a provisional ceding commission of 25% of premium. That percentage could increase up to 32% depending on the direct loss ratio results from the reinsured business. Annual premiums from the assumed business approximate $87,000. Written premiums assumed on December 31, 2021 related to the Southeast Region totaled $35,341. At December 31, 2021, there was an amount receivable from United of $23,325, net of a ceding commission of $8,835 and a catastrophe cost allowance of $3,181. The Company also entered into a renewal rights agreement with United in connection with the Southeast Region assumed business. Under the renewal rights agreement, the Company has the right to renew and/or replace United’s insurance policies at the end of their respective policy periods in the three states. The ability to replace policies is subject to regulatory approvals in the three states. In connection with the transaction, United will agree to not compete with the Company for the issuance of personal lines homeowners business in these three states until July 1, 2025. As part of the transaction, United will receive a renewal rights ceding commission of 6%, with a portion of the ceding commission paid up-front.

On March 1, 2022, none of the holders of the 4.25% Convertible Senior Notes exercised the put option, which would have required the Company to repurchase for cash all or any portion of the notes at par.

In March 2022, the Company’s share repurchase forward contract with Societe Generale, entered into in conjunction with the 2017 issuance of the 4.25% Convertible Senior Notes, was physically settled with the delivery from Societe Generale of 191,100 shares of HCI’s common stock to the Company.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2021). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Dixon Hughes Goodman, LLP, an independent registered public accounting firm, has audited the 2021 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B – Other Information

None.

ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14 – Principal Accountant Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2021 and 2020 provided by Dixon Hughes Goodman, LLP, our principal accountant (in thousands):

	2021	2020
Audit fees (a)	$540	$454
All other fees (b)	182	98
	$722	$552

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

The Audit Committee pre-approved all 2021 engagements and fees for services provided by our principal accountant. The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Tampa, Florida.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

PART IV

ITEM 15 – Exhibit and Financial Statement Schedules

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

10.50

Exchange Agreement, dated August 26, 2021, by and between HCI Group, Inc. and Citadel Equity Fund Ltd. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed November 9, 2021.

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

10.124	Property Quota Share Reinsurance Contract effective December 31, 2020 issued to United Property and Casualty Insurance Company, by Homeowners Choice Property & Casualty Insurance Company.

10.125

Renewal Rights Agreement effective December 31, 2020 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.

10.126

Property Quota Share Reinsurance Contract effective June 1, 2020 issued to United Property and Casualty Insurance Company, by Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company.

10.127

Renewal Rights Agreement effective December 30, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.

10.128	Property Quota Share Reinsurance Contract effective December 31, 2021 issued to United Property and Casualty Insurance Company, by Homeowners Choice Property & Casualty Insurance Company.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

March 10, 2022	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2022	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

March 10, 2022	By	/s/ James Mark Harmsworth
James Mark Harmsworth, Chief Financial Officer (Principal Financial and Accounting Officer)

March 10, 2022	By	/s/ Karin Coleman
Karin Coleman, Chief Operating Officer and Director

March 10, 2022	By	/s/ Wayne Burks
Wayne Burks, Director

March 10, 2022	By	/s/ Eric Hoffman
Eric Hoffman, Director

March 10, 2022	By	/s/ Gregory Politis
Gregory Politis, Director

March 10, 2022	By	/s/ Peter Politis
Peter Politis, Director

March 10, 2022	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 10, 2022	By	/s/ Susan Watts
Susan Watts, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.