Form 10-Q
period 2022-03-31
HCI Group, Inc.
filed 2022-05-06
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on April 29, 2022 was 10,119,663.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $153,776 and $41,953, respectively and allowance for credit losses: $0 and $0, respectively)	$150,684	$42,583
Equity securities, at fair value (cost: $39,316 and $46,276, respectively)	41,204	51,740
Limited partnership investments	28,166	28,133
Investment in unconsolidated joint venture, at equity	350	363
Real estate investments	73,387	73,896
Total investments	293,791	196,715
Cash and cash equivalents	569,040	628,943
Restricted cash	2,400	2,400
Accrued interest and dividends receivable	674	353
Income taxes receivable	—	4,084
Premiums receivable, net (allowance: $2,459 and $1,750, respectively)	39,890	68,157
Prepaid reinsurance premiums	11,561	26,355
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	14,720	11,985
Unpaid losses and loss adjustment expenses (allowance: $79 and $90, respectively)	54,876	64,665
Deferred policy acquisition costs	53,670	57,695
Property and equipment, net	15,469	14,232
Right-of-use assets - operating leases	2,673	2,204
Intangible assets, net	15,105	10,636
Funds withheld for assumed business	84,068	73,716
Other assets	17,313	14,717
Total assets	$1,175,250	$1,176,857

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses	$234,792	$237,165
Unearned premiums	365,112	366,744
Advance premiums	23,898	13,771
Reinsurance payable on paid losses and loss adjustment expenses	6,657	4,017
Ceded reinsurance premiums payable	20,899	19,318
Accrued expenses	16,899	15,453
Income tax payable	3,061	—
Deferred income taxes, net	4,834	11,739
Revolving credit facility	15,000	15,000
Long-term debt	45,295	45,504
Lease liabilities - operating leases	2,662	2,203
Other liabilities	24,418	31,485
Total liabilities	763,527	762,399
Commitments and contingencies (Note 20)
Redeemable noncontrolling interest (Note 17)	89,695	89,955
Equity:
Common stock (no par value, 40,000,000 shares authorized, 10,125,927 and 10,131,399 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	79,131	76,077
Retained income	243,647	246,790
Accumulated other comprehensive (loss) income, net of taxes	(2,185)	498
Total stockholders’ equity	320,593	323,365
Noncontrolling interests	1,435	1,138
Total equity	322,028	324,503
Total liabilities, redeemable noncontrolling interest and equity	$1,175,250	$1,176,857

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue
Gross premiums earned	$178,925	$130,942
Premiums ceded	(53,162)	(43,099)
Net premiums earned	125,763	87,843
Net investment income	2,868	4,594
Net realized investment (losses) gains	(314)	1,113
Net unrealized investment losses	(3,576)	(269)
Policy fee income	1,057	970
Other	1,242	623
Total revenue	127,040	94,874
Expenses
Losses and loss adjustment expenses	72,704	45,751
Policy acquisition and other underwriting expenses	29,408	23,065
General and administrative personnel expenses	14,034	9,650
Interest expense	601	2,079
Other operating expenses	6,292	4,227
Total expenses	123,039	84,772
Income before income taxes	4,001	10,102
Income tax expense	1,210	3,257
Net income	2,791	6,845
Net income attributable to redeemable noncontrolling interest (Note 17)	(2,248)	(794)
Net loss attributable to noncontrolling interests	360	97
Net income after noncontrolling interests	$903	$6,148
Basic earnings per share	$0.09	$0.82
Diluted earnings per share	$0.09	$0.75

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$2,791	$6,845
Other comprehensive loss:
Change in unrealized loss on investments:
Net unrealized losses arising during the period	(4,151)	(182)
Call and repayment gains charged to investment income	—	(2)
Reclassification adjustment for net realized losses (gains)	429	(1)
Net change in unrealized losses	(3,722)	(185)
Deferred income taxes on above change	938	45
Total other comprehensive loss, net of income taxes	(2,784)	(140)
Comprehensive income	7	6,705
Comprehensive loss attributable to noncontrolling interests	461	98
Comprehensive income after noncontrolling interests	$468	$6,803

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended March 31, 2022

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2021	10,131,399	$—	$76,077	$246,790	$498	$323,365	$1,138	$324,503
Net income (loss)	—	—	—	2,978	—	2,978	(187)	2,791
Net income attributable to redeemable noncontrolling interest	—	—	—	(2,075)	—	(2,075)	(173)	(2,248)
Total other comprehensive loss, net of income taxes	—	—	—	—	(2,683)	(2,683)	(101)	(2,784)
Issuance of restricted stock	4,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,265)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(6,207)	—	(398)	—	—	(398)	—	(398)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	758	758
Common stock dividends ($0.40 per share)	—	—	—	(4,046)	—	(4,046)	—	(4,046)
Stock-based compensation	—	—	3,452	—	—	3,452	—	3,452
Balance at March 31, 2022	10,125,927	$—	$79,131	$243,647	$(2,185)	$320,593	$1,435	$322,028

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Three Months Ended March 31, 2021

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2020	7,785,617	$—	$—	$199,592	$1,544	$201,136	$—	$201,136
Net income (loss)	—	—	—	6,942	—	6,942	(97)	6,845
Net income attributable to redeemable noncontrolling interest	—	—	—	(794)	—	(794)	—	(794)
Cumulative effect of change in accounting principle	—	—	—	(3,018)	—	(3,018)	—	(3,018)
Total other comprehensive loss, net of income taxes	—	—	—	—	(139)	(139)	(1)	(140)
Issuance of restricted stock	548,086	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,050)	—	—	—	—	—	—	—
Cancellation of restricted stock	(141,600)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(371)	—	(20)	—	—	(20)	—	(20)
Issuance of common stock	100,000	—	5,410	—	—	5,410	—	5,410
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	215	215
Issuance of warrants, net of issuance costs (Note 17)	—	—	8,640	—	—	8,640	—	8,640
Common stock dividends ($0.40 per share)	—	—	—	(2,793)	—	(2,793)	—	(2,793)
Stock-based compensation	—	—	2,127	—	—	2,127	—	2,127
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(16,157)	16,157	—	—	—	—
Balance at March 31, 2021	8,289,682	$—	$—	$216,086	$1,405	$217,491	$117	$217,608

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income after noncontrolling interests	$903	$6,148
Net income attributable to noncontrolling interests	1,888	697
Net income	2,791	6,845
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,337	2,342
Net (accretion of discount) amortization of premiums on investments in fixed-maturity securities	(3)	77
Depreciation and amortization	1,516	1,363
Deferred income tax benefit	(5,967)	(847)
Net realized investment losses (gains)	314	(1,113)
Net unrealized investment losses	3,576	269
Credit loss expense - reinsurance recoverable	(11)	(12)
Loss from unconsolidated joint venture	13	25
Net income from limited partnership interests	(1,780)	(787)
Distributions received from limited partnership interests	811	478
Foreign currency remeasurement loss	19	9
Other non-cash items	11	21
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(321)	(7)
Income taxes	7,145	4,073
Premiums receivable, net	28,267	38,923
Prepaid reinsurance premiums	14,794	21,402
Reinsurance recoverable	7,065	13,436
Deferred policy acquisition costs	4,025	3,392
Funds withheld for assumed business	(10,352)	(41,355)
Other assets	(3,102)	(4,453)
Losses and loss adjustment expenses	(2,373)	(6,396)
Unearned premiums	(1,632)	(5,094)
Advance premiums	10,127	12,921
Assumed reinsurance balances payable	—	1
Reinsurance payable on paid losses and loss adjustment expenses	2,640	2,317
Ceded reinsurance premiums payable	1,581	(449)
Accrued expenses and other liabilities	(6,142)	(11,241)
Net cash provided by operating activities	57,349	36,140

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from investing activities:
Investments in limited partnership interests	—	(272)
Return of excess investments in limited partnership interests	151	—
Distributions received from limited partnership interests	785	1,546
Purchase of property and equipment	(1,861)	(697)
Purchase of real estate investments	—	(55)
Purchase of intangible assets	(3,800)	—
Purchase of fixed-maturity securities	(122,557)	(1,263)
Purchase of equity securities	(11,486)	(27,128)
Purchase of short-term and other investments	—	(990)
Proceeds from sales of fixed-maturity securities	9,058	36
Proceeds from calls, repayments and maturities of fixed-maturity securities	1,250	12,486
Proceeds from sales of equity securities	18,369	34,378
Proceeds from sales, redemptions and maturities of short-term and other investments	192	1,100
Net cash (used in) provided by investing activities	(109,899)	19,141
Cash flows from financing activities:
Cash dividends paid	(4,123)	(2,869)
Cash dividends received under share repurchase forward contract	77	76
Net repayment under revolving credit facility	—	(23,750)
Proceeds from issuance of redeemable noncontrolling interest and warrants	—	100,000
Issuance costs - redeemable noncontrolling interest	—	(6,262)
Cash dividends paid to redeemable noncontrolling interest	(2,508)	—
Repayment of long-term debt	(249)	(239)
Repurchases of common stock	(398)	(20)
Purchase of noncontrolling interests	(127)	—
Debt issuance costs	—	(152)
Net cash (used in) provided by financing activities	(7,328)	66,784
Effect of exchange rate changes on cash	(25)	(9)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(59,903)	122,056
Cash, cash equivalents, and restricted cash at beginning of period	631,343	433,741
Cash, cash equivalents, and restricted cash at end of period	$571,440	$555,797

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32	$31
Cash paid for interest	$727	$3,186
Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(2,784)	$(140)
Receivable from sales of equity securities	$—	$46
Warrants issued in Centerbridge transaction	$—	$9,217
Acquisition of intangibles:
Common stock issued	$—	$5,410
Contingent consideration payable	$1,069	$2,419

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). Both HCPCI and TypTap are authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida and in other states. The operations of both insurance subsidiaries are supported by HCI Group, Inc. and certain HCI subsidiaries. The Company emphasizes the use of internally developed technologies to collect and analyze claims and other supplemental data to generate savings and efficiency for the operations of the insurance subsidiaries. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the business of owning and leasing real estate and operating marina facilities.

Assumed Business

Northeast Region

In 2021, the Company began providing quota share reinsurance on all in-force, new and renewal policies issued by United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”) in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”). Through its insurance subsidiaries, the Company began renewing and/or replacing United policies in two states in December 2021 and a third state in January 2022.

Southeast Region

In February 2022, HCPCI entered into another reinsurance agreement with United where HCPCI provides 85% quota share reinsurance on all of United’s personal lines insurance business in the states of Georgia, North Carolina, and South Carolina (collectively “Southeast Region”) from December 31, 2021 through May 31, 2022. Under this agreement, HCPCI paid United a catastrophe allowance of 9% of premium and a provisional ceding commission of 25% of premium. That percentage could increase up to 32% depending on the direct loss ratio results from the reinsured business.

The Company also entered into a renewal rights agreement with United in connection with the Southeast Region assumed business. Under the renewal rights agreement, the Company has the right to renew and/or replace United’s insurance policies at the end of their respective policy periods. The ability to replace policies is subject to regulatory approvals in the three states. The policy replacement date is June 1, 2022 or such other date as mutually agreed by both parties. In connection with the transaction, United agrees to not compete with the Company for the issuance of personal lines homeowners business in these three states until July 1, 2025. As part of the transaction, United will receive a renewal rights ceding commission of 6%, with a portion of the ceding commission paid up-front. See Note 7 -- “Intangible Assets, Net” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2022 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2022. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K, which was filed with the SEC on March 10, 2022.

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

Revenue from Claims Processing Services

Revenue related to claims processing services is included in other revenue in the consolidated statement of income. For the three months ended March 31, 2022, revenues from claims processing services were $1,007. At March 31, 2022 and December 31, 2021, other assets included $248 and $314, respectively, of amounts receivable attributable to this service.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Ceded reinsurance premiums payable were reclassified out of other liabilities and funds withheld for assumed business were reclassified out of other assets for the three months ended March 31, 2021 within the consolidated statement of cash flows to conform with the current year presentation.

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

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$569,040	$628,943
Restricted cash	2,400	2,400
Total	$571,440	$631,343

Restricted cash represents funds in the Company’s sole ownership held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements and not available for immediate business use. Funds withheld in an account for which the Company is a co-owner but not the named beneficiary are not considered restricted cash.

Note 4 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At March 31, 2022 and December 31, 2021, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of March 31, 2022
U.S. Treasury and U.S. government agencies	$130,261	$—	$4	$(3,048)	$127,217
Corporate bonds	20,947	—	161	(247)	20,861
States, municipalities, and political subdivisions	1,760	—	16	—	1,776
Exchange-traded debt	701	—	24	(1)	724
Redeemable preferred stock	107	—	—	(1)	106
Total	$153,776	$—	$205	$(3,297)	$150,684
As of December 31, 2021
U.S. Treasury and U.S. government agencies	$17,046	$—	$64	$(86)	$17,024
Corporate bonds	21,913	—	632	(53)	22,492
States, municipalities, and political subdivisions	1,759	—	49	—	1,808
Exchange-traded debt	767	—	44	—	811
Redeemable preferred stock	468	—	—	(20)	448
Total	$41,953	$—	$789	$(159)	$42,583

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$10,232	$10,259	$10,734	$10,826
Due after one year through five years	139,407	136,546	19,222	19,820
Due after five years through ten years	3,643	3,365	11,503	11,403
Due after ten years	494	514	494	534
	$153,776	$150,684	$41,953	$42,583

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three months ended March 31, 2022 and 2021 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2022	$9,058	$2	$(431)
Three months ended March 31, 2021	$36	$1	$—

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of March 31, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(2,964)	$123,394	$(84)	$2,062	$(3,048)	$125,456
Corporate bonds	(247)	6,945	—	—	(247)	6,945
Exchange-traded debt	(1)	25	—	—	(1)	25
Redeemable preferred stock	(1)	106	—	—	(1)	106
Total available-for-sale securities	$(3,213)	$130,470	$(84)	$2,062	$(3,297)	$132,532

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(73)	$9,809	$(13)	$616	$(86)	$10,425
Corporate bonds	(53)	4,452	—	—	(53)	4,452
Redeemable preferred stock	(20)	442	—	—	(20)	442
Total available-for-sale securities	$(146)	$14,703	$(13)	$616	$(159)	$15,319

At March 31, 2022 and December 31, 2021, there were 46 and 23 securities, respectively, in an unrealized loss position.

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

The table below summarizes the activity in the allowance for credit losses of available-for-sale securities for the three months ended March 31, 2022 and 2021:

	2022	2021
Balance at January 1	$—	$588
Reductions for securities sold	—	(9)
Balance at March 31	$—	$579

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At March 31, 2022 and December 31, 2021, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
March 31, 2022	$39,316	$3,561	$(1,673)	$41,204
December 31, 2021	$46,276	$6,335	$(871)	$51,740

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income for the periods related to equity securities still held.

	Three Months Ended
	March 31,
	2022	2021
Net (losses) gains recognized	$(3,542)	$467
Exclude: Net realized gains recognized for securities sold	34	736
Net unrealized losses recognized	$(3,576)	$(269)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three months ended March 31, 2022 and 2021 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2022	$18,369	$1,420	$(1,386)
Three months ended March 31, 2021	$34,378	$1,142	$(406)

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

	March 31, 2022			December 31, 2021
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$5,335	$—	15.37	$6,076	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	3,410	—	1.67	3,423	—	1.69
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	6,704	—	0.18	6,270	1,401	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	4,030	—	0.57	4,437	—	0.57
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	6,719	4,548	1.34	5,977	4,537	1.36
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	1,968	3,202	0.47	1,950	3,050	0.47
Total	$28,166	$7,750		$28,133	$11,073

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
(d)
The term has been extended for a one-year additional period to June 30, 2022. Although the capital commitment period has ended, the general partner could still request an additional funding under certain circumstances.
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

	Three Months Ended
	March 31,
	2022	2021
Operating results:
Total income	$336,828	$(10,948)
Total expenses	(49,317)	(55,512)
Net income (loss)	$287,511	$(66,460)

	March 31,	December 31,
	2022	2021
Balance sheet:
Total assets	$5,988,314	$5,855,616
Total liabilities	$603,967	$564,732

For the three months ended March 31, 2022 and 2021, the Company recognized net investment income of $1,780 and $787, respectively. During the three months ended March 31, 2022 and 2021, the Company received total cash distributions of $1,596 and $2,024, respectively, including returns on investment of $811 and $478, respectively.

At March 31, 2022 and December 31, 2021, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $27,435 and $28,371, respectively, and the Company’s maximum exposure to loss aggregated $28,166 and $28,133, respectively.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At March 31, 2022 and December 31, 2021, the Company’s maximum exposure to loss relating to the variable interest entity was $350 and $363, respectively, representing the carrying value of the investment. There were no cash distributions during the three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended
	March 31,
	2022	2021
Operating results:
Total revenues	$—	$—
Total expenses	(14)	(28)
Net loss	$(14)	$(28)
The Company’s share of net loss*	$(13)	$(25)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

* Included in net investment income in the Company’s consolidated statements of income.

	March 31,	December 31,
	2022	2021
Balance sheet:
Property and equipment, net	$353	$357
Cash	21	29
Other	18	18
Total assets	$392	$404

Other liabilities	$2	$—
Members’ capital	390	404
Total liabilities and members’ capital	$392	$404
Investment in unconsolidated joint venture, at equity**	$350	$363

** Includes the 90% share of FMKT Mel JV’s operating results.

e) Real Estate Investments

Real estate investments consist of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Land	$39,720	$39,720
Land improvements	11,917	11,917
Buildings and building improvements	29,410	29,405
Tenant and leasehold improvements	1,532	1,511
Other	1,236	1,265
Total, at cost	83,815	83,818
Less: accumulated depreciation and amortization	(10,428)	(9,922)
Real estate investments	$73,387	$73,896

Depreciation and amortization expense related to real estate investments was $506 and $491 for the three months ended March 31, 2022 and 2021, respectively.

g) Net Investment Income (Loss)

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended
	March 31,
	2022	2021
Available-for-sale fixed-maturity securities	$448	$441
Equity securities	287	352
Investment expense	(134)	(126)
Limited partnership investments	1,780	787
Real estate investments	347	2,997
Loss from unconsolidated joint venture	(13)	(25)
Cash and cash equivalents	153	168
Net investment income	$2,868	$4,594

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

h) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds and bonds. For the three months ended March 31, 2022 and 2021, net realized gains related to other investments were $81 and $375, respectively.
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

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized losses	$(4,151)	$(1,047)	$(3,104)	$(182)	$(45)	$(137)
Call and repayment gains charged to investment income	—	—	—	(2)	—	(2)
Reclassification adjustment for realized losses (gains)	429	109	320	(1)	—	(1)
Total other comprehensive loss	$(3,722)	$(938)	$(2,784)	$(185)	$(45)	$(140)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2022
Financial Assets:
Cash and cash equivalents	$569,040	$—	$—	$569,040
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$125,775	$1,442	$—	$127,217
Corporate bonds	20,861	—	—	20,861
State, municipalities, and political subdivisions	—	1,776	—	1,776
Exchange-traded debt	724	—	—	724
Redeemable preferred stock	106	—	—	106
Total available-for-sale securities	$147,466	$3,218	$—	$150,684
Equity securities	$41,204	$—	$—	$41,204

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021
Financial Assets:
Cash and cash equivalents	$628,943	$—	$—	$628,943
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$15,536	$1,488	$—	$17,024
Corporate bonds	22,492	—	—	22,492
State, municipalities, and political subdivisions	—	1,808	—	1,808
Exchange-traded debt	811	—	—	811
Redeemable preferred stock	448	—	—	448
Total available-for-sale securities	$39,287	$3,296	$—	$42,583
Equity securities	$51,740	$—	$—	$51,740

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of March 31, 2022 and December 31, 2021:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of March 31, 2022
Financial Liabilities:
Revolving credit facility	$15,000	$—	$15,000	$—	$15,000
Long-term debt:
4.25% Convertible Senior Notes	$23,916	$—	$27,111	$—	$27,111
3.90% Promissory Note	9,203	—	—	9,455	9,455
3.75% Callable Promissory Note	7,063	—	—	7,132	7,132
4.55% Promissory Note	5,087	—	—	5,387	5,387
Total long-term debt	$45,269	$—	$27,111	$21,974	$49,085

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2021
Financial Liabilities:
Revolving credit facility	$15,000	$—	$15,000	$—	$15,000
Long-term debt:
4.25% Convertible Senior Notes	$23,885	$—	$33,248	$—	$33,248
3.90% Promissory Note	9,287	—	—	10,488	10,488
3.75% Callable Promissory Note	7,153	—	—	7,852	7,852
4.55% Promissory Note	5,148	—	—	6,051	6,051
Total long-term debt	$45,473	$—	$33,248	$24,391	$57,639

Note 7 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	March 31,	December 31,
	2022	2021
Anchor tenant relationships (a)	$1,761	$1,761
In-place leases	4,215	4,215
Policy renewal rights - United	12,384	7,634
Non-compete agreements - United (b)	314	195
Total, at cost	18,674	13,805
Less: accumulated amortization	(3,569)	(3,169)
Intangible assets, net	$15,105	$10,636

The remaining weighted-average amortization periods for the intangible assets at March 31, 2022 are summarized in the table below:

Anchor tenant relationships	12.2 years
In-place leases	9.9 years
Policy renewal rights - United	3.9 years
Non-compete agreements - United	1.1 years
(a)
An anchor tenant is a tenant that attracted more customers than other tenants.
(b)
$195 was fully amortized in June 2021.

In connection with the Southeast Region assumed business as described in Note 1 -- “Nature of Operations” the Company recorded intangible assets of $4,869 representing the renewal rights and non-compete agreement in exchange for contingent consideration consisting of a 6% commission on any replacement premium which includes $3,800 of commission prepaid up-front. The contingent consideration was estimated at $4,869 with the $1,069 contingent liability included in other liabilities on the consolidated balance sheet. Amortization of the intangible assets related to the Southeast Region is expected to begin June 1, 2022.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 8 -- Other Assets

The following table summarizes the Company’s other assets:

	March 31,	December 31,
	2022	2021
Benefits receivable related to retrospective reinsurance contracts	$4,548	$3,064
Reimbursement receivable under TPA service	4,651	3,525
Prepaid expenses	2,734	2,853
Deposits	482	406
Lease acquisition costs, net	557	505
Other	4,341	4,364
Total other assets	$17,313	$14,717

Note 9 -- Revolving Credit Facility

For the three months ended March 31, 2022 and 2021, interest expense was $89 and $104, respectively, including $25 and $25 of amortization of issuance costs, respectively. At March 31, 2022, the Company was in compliance with all required covenants, and there were $15,000 of borrowings outstanding.

Note 10 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	March 31,	December 31,
	2022	2021
4.25% Convertible Senior Notes, due March 1, 2037	$23,916	$23,916
3.90% Promissory Note, due through April 1, 2032	9,343	9,431
3.75% Callable Promissory Note, due through September 1, 2036	7,153	7,246
4.55% Promissory Note, due through August 1, 2036	5,162	5,225
Finance lease liabilities, due through October 15, 2024	26	31
Total principal amount	45,600	45,849
Less: unamortized issuance costs	(305)	(345)
Total long-term debt	$45,295	$45,504

The following table summarizes future maturities of long-term debt as of March 31, 2022, which takes into consideration the assumption that the 4.25% Convertible Senior Notes are repurchased at the next earliest call date:

Due in 12 months following March 31,
2022	$1,017
2023	1,050
2024	1,086
2025	1,129
2026	25,091
Thereafter	16,227
Total	$45,600

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended
	March 31,
	2022	2021
Interest Expense:
Contractual interest	$472	$1,707
Non-cash expense (a)	40	268
	$512	$1,975

(a)
Includes amortization of debt issuance costs.

Convertible Senior Notes

4.25% Convertible Senior Notes. On March 1, 2022, none of the holders of the 4.25% Convertible Senior Notes exercised the put option, which would have required the Company to repurchase for cash all or any portion of the notes at par. The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Senior Notes. Accordingly, as of March 31, 2022, the conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.4853 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.66 per share.

As of March 31, 2022, the debt issuance costs for the 4.25% Convertible Senior Notes had been fully amortized.

Note 11 -- Reinsurance

Reinsurance obtained from other insurance companies

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance contracts and a portion of its flood insurance exposure under one quota share reinsurance agreement. Ceded premiums under most catastrophe excess of loss reinsurance contracts are subject to revision resulting from subsequent adjustments in total insured value. Under the terms of the quota share reinsurance agreement, the Company is entitled to a 30% ceding commission on ceded premiums written and a profit commission equal to 10% of net profit.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended
	March 31,
	2022	2021
Premiums Written:
Direct	$171,981	$110,131
Assumed	5,313	15,717
Gross written	177,294	125,848
Ceded	(53,162)	(43,099)
Net premiums written	$124,132	$82,749
Premiums Earned:
Direct	$148,846	$110,292
Assumed	30,079	20,650
Gross earned	178,925	130,942
Ceded	(53,162)	(43,099)
Net premiums earned	$125,763	$87,843

During the three months ended March 31, 2022 and 2021, the Company recognized ceded losses of $870 and $107, respectively, as reductions in losses and loss adjustment expenses. At March 31, 2022 and December 31, 2021, there were 55 reinsurers participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at March 31, 2022 and December 31, 2021 were $69,596 and $76,650, respectively. Approximately 66.1% of the reinsurance recoverable balance at March 31, 2022 was receivable from three reinsurers, one of which was the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $11 and $12 for the three months ended March 31, 2022 and 2021, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $79 and $90 at March 31, 2022 and December 31, 2021, respectively.

The Company has reinsurance contracts that include retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three months ended March 31, 2022 and 2021, the Company recognized reductions in premiums ceded of $1,484 and $4,680, respectively, related to these adjustments in the consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At March 31, 2022 and December 31, 2021, other assets included $4,548 and $3,064, respectively. Management believes the credit risk associated with the collectability of accrued benefits is minimal as the amount receivable is concentrated with two reinsurers and the Company monitors the creditworthiness of these reinsurers based on available information about each reinsurer’s financial condition.

Reinsurance provided to other insurance companies

For the three months ended March 31, 2022, $6,849 of assumed premiums written related to the Northeast Region’s insurance policies was derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company's renewal and/or replacement of insurance policies in the State of New Jersey. For the three months ended March 31, 2021, assumed premiums written were $15,717. At March 31, 2022, the Company had a net balance of $4,305 due to United related to the Northeast Region, consisting of ceding commission payable of $1,418 and payable on paid losses and loss adjustment expenses of $5,190, offset by premiums receivable of $2,303. At December 31, 2021, the Company had a net balance of $4,486 due to United related to the Northeast Region, consisting of ceding commission payable of $535 and payable on paid losses and loss adjustment expenses of $4,017, offset by premiums receivable of $66.

Effective December 31, 2021, the Company entered into a separate agreement to provide 85% quota share reinsurance on United’s personal lines insurance policies in the states of Georgia, South Carolina and North Carolina. For the three months ended March 31, 2022, assumed premiums written related to the Southeast Region’s insurance policies were $12,162. At March 31, 2022, the Company had a net balance of $1,178 receivable from United, consisting of premiums receivable of $4,792 offset by ceding commission payable of $1,198, a catastrophe cost allowance of $949 and payable on paid losses and loss adjustment expenses of $1,467. At December 31, 2021, there was an amount receivable from United of $23,325, net of a ceding commission of $8,835 and a catastrophe cost allowance of $3,181.

At March 31, 2022 and December 31, 2021, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $84,068 and $73,716, respectively.

Note 12 -- Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and losses incurred but not reported.

The Company primarily writes insurance in states which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s quarterly results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended
	March 31,
	2022	2021
Net balance, beginning of period*	$172,410	$141,065
Incurred, net of reinsurance, related to:
Current period	70,076	41,920
Prior period	2,628	3,831
Total incurred, net of reinsurance	72,704	45,751
Paid, net of reinsurance, related to:
Current period	(18,796)	(7,596)
Prior period	(46,481)	(34,590)
Total paid, net of reinsurance	(65,277)	(42,186)
Net balance, end of period	179,837	144,630
Add: reinsurance recoverable before allowance for credit losses	54,955	61,143
Gross balance, end of period	$234,792	$205,773

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended March 31, 2022, the Company recognized losses related to prior periods of $2,628 primarily to increase the reserve resulting from increased litigation. Losses for the three months ended March 31, 2022 included estimated losses, net of reinsurance, of approximately $12,961 related to policies assumed from United, approximately $2,055 of which pertained to TypTap. In addition, the Company recognized $6,121 of losses related to weather events in Florida during the three months ended March 31, 2022.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Segment Information

The Company identifies its operating divisions or segments based on managerial emphasis, organizational structure and revenue source. In the first quarter of 2021, the Company reorganized its operations to focus on specific business segments, resulting in the creation of TTIG with a separate workforce, board of directors and financial reporting structure. Companies under TTIG include TypTap, TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company, Inc., the parent company of an India company, Exzeo Software Private Limited. TTIG and its subsidiaries are considered a new reporting segment known as TypTap Group. The Company has four reportable segments: HCPCI insurance operations, TypTap Group, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under TypTap Group, are grouped together into one reportable segment under HCPCI insurance operations. The TypTap Group segment includes its property and casualty insurance operations, information technology operations and its management company’s activities. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies and any other companies that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the three months ended March 31, 2022 and 2021, revenues from the HCPCI insurance operations segment before intracompany elimination represented 69.8% and 77.7%, respectively, and revenues from the TypTap Group segment represented 28.3% and 17.2%, respectively, of total revenues of all operating segments. At March 31, 2022 and December 31, 2021, HCPCI insurance operations’ total assets represented 55.6% and 58.7%, respectively, and TypTap Group’s total assets represented 32.3% and 29.3%, respectively, of the combined assets of all operating segments.

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

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended March 31, 2022	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$119,305	$60,622	$—	$—	$(1,002)	$178,925
Premiums ceded	(36,953)	(16,933)	—	—	724	(53,162)
Net premiums earned	82,352	43,689	—	—	(278)	125,763
Net (loss) income from investment portfolio	(1,457)	(16)	—	316	135	(1,022)
Policy fee income	654	403	—	—	—	1,057
Other	1,247	469	2,403	836	(3,713)	1,242
Total revenue	82,796	44,545	2,403	1,152	(3,856)	127,040
Expenses:
Losses and loss adjustment expenses	43,995	28,988	—	—	(279)	72,704
Amortization of deferred policy acquisition costs	19,102	9,422	—	—	—	28,524
Other policy acquisition expenses	663	283	—	—	—	946
Stock-based compensation expense	1,144	885	—	2,308	—	4,337
Interest expense	—	200	227	374	(200)	601
Depreciation and amortization	114	561	605	172	(623)	829
Personnel and other operating expenses	7,318	7,493	1,307	1,734	(2,754)	15,098
Total expenses	72,336	47,832	2,139	4,588	(3,856)	123,039
Income (loss) before income taxes	$10,460	$(3,287)	$264	$(3,436)	$—	$4,001
Total revenue from non-affiliates (d)	$81,733	$44,823	$2,064	$449
Gross premiums written	$91,141	$86,153

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned consist of $118,303 from HCPCI and $1,002 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended March 31, 2021	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$104,521	$28,811	$—	$—	$(2,390)	$130,942
Premiums ceded	(35,980)	(9,509)	—	—	2,390	(43,099)
Net premiums earned	68,541	19,302	—	—	—	87,843
Net income from investment portfolio	880	336	—	1,495	2,727	5,438
Policy fee income	712	258	—	—	—	970
Other	521	175	5,134	560	(5,767)	623
Total revenue	70,654	20,071	5,134	2,055	(3,040)	94,874
Expenses:
Losses and loss adjustment expenses	33,439	12,312	—	—	—	45,751
Amortization of deferred policy acquisition costs	12,747	4,637	—	—	—	17,384
Other policy acquisition expenses	4,824	1,041	—	—	(184)	5,681
Stock-based compensation expense	761	367	—	1,214	—	2,342
Interest expense	—	90	482	1,752	(245)	2,079
Depreciation and amortization	20	288	587	176	(633)	438
Personnel and other operating expenses	5,058	5,122	1,201	1,694	(1,978)	11,097
Total expenses	56,849	23,857	2,270	4,836	(3,040)	84,772
Income (loss) before income taxes	$13,805	$(3,786)	$2,864	$(2,781)	$—	$10,102
Total revenue from non-affiliates (d)	$70,200	$20,379	$4,795	$1,524
Gross premiums written	$80,988	$44,890

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned consist of $102,131 from HCPCI and $2,390 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	March 31,	December 31,
	2022	2021
Segments:
HCPCI Insurance Operations	$637,294	$676,509
TypTap Group	403,557	369,600
Real Estate Operations	128,067	127,651
Corporate and Other	74,145	65,349
Consolidation and Elimination	(67,813)	(62,252)
Total assets	$1,175,250	$1,176,857

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	March 31,	December 31,
	2022	2021
Operating leases:
ROU Assets	$2,673	$2,204
Liabilities	$2,662	$2,203
Finance leases:
ROU Assets	$86	$86
Liabilities	$26	$31

The Company’s lease of office space in India for its information technology operations expired in January 2022 and a new lease agreement was entered into effective February 2022 with an initial term of nine years.

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 to 51 months	Yes	(a), (b)
Office space	3 to 9 years	Yes	(b), (c)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(d)

(a)
At the end of the lease term, the Company can purchase the equipment at fair market value.
(b)
There are no variable lease payments.
(c)
Rent escalation provisions exist.
(d)
There is a bargain purchase option.

As of March 31, 2022, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following March 31,
2022	$1,509	$17
2023	565	9
2024	101	1
2025	106	—
2026	112	—
Thereafter	481	—
Total lease payments	2,874	27
Less: interest	212	1
Total lease obligations	$2,662	$26

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended
	March 31,
	2022	2021
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$5	$4
Interest expense	—	1
Operating lease costs*	374	454
Short-term lease costs*	110	37
Total lease costs	$489	$496
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$—	$1
Operating cash flows – operating leases	$372	$458
Financing cash flows – finance leases	$5	$4

	March 31,
	2022
Weighted-average remaining lease term:
Finance leases (in years)	2.8
Operating leases (in years)	4.4
Weighted-average discount rate:
Finance leases (%)	3.5%
Operating leases (%)	3.1%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)
There are no purchase options.

Note 15 -- Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded approximately $1,210 and $3,257, respectively, of income taxes, which resulted in effective tax rates of 30.2% and 32.2%, respectively. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the recognition of tax benefits attributable to restricted stock that vested in February 2022, offset by the increased Florida corporate tax rate effective January 1, 2022. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$2,791			$6,845
Less: Net income attributable to redeemable noncontrolling interest	(2,248)			(794)
Less: TypTap Group’s net loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	360			97
Net income attributable to HCI	903			6,148
Less: Income attributable to participating securities	(52)			(18)
Basic Earnings Per Share:
Income allocated to common stockholders	851	9,479	$0.09	6,130	7,474	$0.82
Effect of Dilutive Securities:
Stock options	—	135		—	96
Convertible senior notes*	—	—		1,312	2,288
Warrants	—	153		—	72
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$851	9,767	$0.09	$7,442	9,930	$0.75

(a)	Shares in thousands.
*	For the three months ended March 31, 2022, convertible senior notes were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Redeemable Noncontrolling Interest

The following table summarizes the activity of redeemable noncontrolling interest during the three months ended March 31, 2022 and 2021:

	2022	2021
Balance at January 1	$89,955	$—
Initial proceeds from Centerbridge	—	100,000
Increase (decrease):
Proceeds allocated to warrants*	—	(9,217)
Issuance costs	—	(6,262)
Issuance costs allocated to warrants*	—	577
Accrued cash dividends	1,342	458
Accretion - increasing dividend rates	906	336
Dividends paid	(2,508)	—
Balance at March 31	$89,695	$85,892

*Net decrease related to warrants of $8,640.

For the three months ended March 31, 2022 and 2021, net income attributable to redeemable noncontrolling interest was $2,248 and $794, respectively, consisting of accrued cash dividends of $1,342 and $458, respectively, and accretion related to increasing dividend rates of $906 and $336, respectively.

Note 18 -- Equity

Stockholders’ Equity

Common Stock

In March 2022, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees during 2022. During the three months ended March 31, 2022, there were no shares repurchased by the Company.

On January 20, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on March 18, 2022 to stockholders of record on February 18, 2022.

Warrants

At March 31, 2022, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock at an exercise price of $54.40. The warrants expire on February 26, 2025.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Prepaid Share Repurchase Forward Contract

In March 2022, the Company’s share repurchase forward contract with Societe Generale, entered into in conjunction with the 2017 issuance of the 4.25% Convertible Senior Notes, was physically settled with the delivery from Societe Generale of 191,100 shares of HCI’s common stock to the Company.

Noncontrolling Interests

At March 31, 2022, there were 81,132,790 shares of TTIG’s common stock outstanding, of which 6,132,790 shares were not owned by HCI.

In February 2022, TTIG repurchased and retired a total of 21,744 shares of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests was $127.

Note 19 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At March 31, 2022, there were 1,111,240 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three months ended March 31, 2022 and 2021 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2022	440,000	$45.25	6.6 years	$18,119
Outstanding at March 31, 2022	440,000	$45.25	6.3 years	$10,494
Exercisable at March 31, 2022	357,500	$44.23	6.0 years	$8,891

Outstanding at January 1, 2021	440,000	$45.25	7.6 years	$3,113
Outstanding at March 31, 2021	440,000	$45.25	7.3 years	$13,464
Exercisable at March 31, 2021	275,000	$43.40	6.8 years	$8,924

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

There were no options exercised during the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, the Company recognized $184 and $223, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $0 and $1 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, there was $821 and $1,005, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.5 years.

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

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2022 and 2021 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2022	679,997	$39.72
Granted	4,000	$70.58
Vested	(50,667)	$50.68
Forfeited	(3,265)	$45.85
Nonvested at March 31, 2022	630,065	$39.00

Nonvested at January 1, 2021	423,787	$43.79
Granted	548,086	$36.95
Vested	(41,250)	$42.18
Cancelled	(141,600)	$43.76
Forfeited	(2,050)	$45.67
Nonvested at March 31, 2021	786,973	$39.11

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $3,268 and $1,905 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, there was approximately $15,859 and $18,995, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.2 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
Deferred tax benefits recognized (derecognized)	$652	$(36)
Tax benefits realized for restricted stock and paid dividends	$402	$55
Fair value of vested restricted stock	$2,568	$1,740

In February 2021, the Company cancelled 141,600 shares of restricted stock for employees who transitioned to TypTap Group. In exchange, these employees received replacement restricted stock issued under TTIG’s equity incentive plan.

Subsidiary Equity Plan

For the three months ended March 31, 2022 and 2021, TypTap Group recognized compensation expense related to its stock-based awards of $885 and $215, respectively. At March 31, 2022 and December 31, 2021, there was $10,189 and $11,230, respectively, of unrecognized compensation expense related to nonvested restricted stock and stock options.

Note 20 -- Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of March 31, 2022, the Company has contractual obligations related to two multi-year reinsurance contracts. These contracts may be cancelled only with the other party’s consent or when their respective experience accounts are positive at the end of each contract year. See Note 21 -- “Subsequent Events” for additional information.

Capital Commitments

As described in Note 4 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At March 31, 2022, there was an aggregate unfunded balance of $7,750.

FIGA Assessments

In October 2021, the Florida Office of Insurance Regulation approved a 2022 assessment for the Florida Insurance Guaranty Association (“FIGA”) which is necessary to secure funds for the payment of covered claims of insolvent insurance companies. The 2022 FIGA assessment is levied at 0.70% on collected premiums of all

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, will be assessed on new and renewal policies with effective dates beginning January 1, 2022 through December 31, 2022.

In March 2022, the Florida Office of Insurance Regulation approved an assessment for FIGA which is necessary to secure funds for the payment of covered claims relating to the liquidation of one insurance company. The FIGA assessment is levied at 1.3% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, will be assessed on new and renewal policies with effective dates beginning July 1, 2022 through June 30, 2023.

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of March 31, 2022, the FIGA assessments payable by the Company were $983.

Note 21 -- Subsequent Events

The Company has submitted written notice indicating its intention to commute both multi-year reinsurance contracts described in Note 20 -- “Commitments and Contingencies” ending May 31, 2022.

On April 26, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 17, 2022 to stockholders of record on May 17, 2022.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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
TypTap Group
▪
Property and casualty insurance
▪
Information technology
c)
Real Estate Operations
d)
Other Operations
▪
Holding company operations

For the three months ended March 31, 2022 and 2021, revenues from HCPCI insurance operations before intracompany elimination represented 69.8% and 77.7%, respectively, and revenues from TypTap Group represented 28.3% and 17.2%, respectively, of total revenues of all operating segments. At March 31, 2022 and December 31, 2021, HCPCI insurance operations’ total assets represented 55.6% and 58.7%, respectively, and

TypTap Group’s total assets represented 32.3% and 29.3%, respectively, of the combined assets of all operating segments. See Note 13 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

In 2021, HCPCI began providing quota share reinsurance on all in-force, new and renewal policies issued by United in the Northeast Region. HCPCI began renewing and/or replacing United policies in two states in December 2021 and a third state in January 2022.

In February 2022, HCPCI entered into another reinsurance agreement with United where HCPCI provides 85% quota share reinsurance on all of United’s personal lines insurance business in the states of Georgia, North Carolina, and South Carolina (collectively “Southeast Region”) from December 31, 2021 through May 31, 2022. Under this agreement, HCPCI paid United a catastrophe allowance of 9% of premium and a provisional ceding commission of 25% of premium. That percentage could increase up to 32% depending on the direct loss ratio results from the reinsured business.

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

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium since 2016. TypTap’s policies in force have increased from 6,721 in January 2018 to 68,748 at March 31, 2022. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently. As of April 20, 2022, TypTap has been approved to offer homeowners coverage in 18 states outside of Florida. TypTap is currently operating in twelve states. In addition to the expansion in TypTap business, we also expect continued growth from the United policies assigned to TypTap through the renewal rights agreements acquired by HCI.

In 2021, TypTap began providing quota share reinsurance on all in-force, new and renewal policies issued by United in the Northeast Region. TypTap began renewing and/or replacing United policies in two states in December 2021 and a third state in January 2022.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in developing web-based products and applications for mobile devices. The operations, which are in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products and services that support in-house operations as well as our third-party relationships with our agency partners and claim vendors. These products include SAMSTM, HarmonyTM, AtlasViewer® and ClaimColonyTM.

Real Estate Operations

Our real estate operations consist of properties we own and use for our own operations and multiple properties we own and operate for investment purposes. Properties used in operations consist of one Tampa office building and an insurance operations site in Ocala, Florida. Our investment properties include retail shopping centers, one office building, two marinas, and undeveloped land near TTIG’s headquarters in Tampa, Florida.

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Recent Events

On April 26, 2022, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 17, 2022 to stockholders of record on May 17, 2022.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Revenue
Gross premiums earned	$178,925	$130,942
Premiums ceded	(53,162)	(43,099)
Net premiums earned	125,763	87,843
Net investment income	2,868	4,594
Net realized investment (losses) gains	(314)	1,113
Net unrealized investment losses	(3,576)	(269)
Policy fee income	1,057	970
Other income	1,242	623
Total revenue	127,040	94,874
Expenses
Losses and loss adjustment expenses	72,704	45,751
Policy acquisition and other underwriting expenses	29,408	23,065
General and administrative personnel expenses	14,034	9,650
Interest expense	601	2,079
Other operating expenses	6,292	4,227
Total expenses	123,039	84,772
Income before income taxes	4,001	10,102
Income tax expense	1,210	3,257
Net income	2,791	6,845
Net income attributable to noncontrolling interests	(1,888)	(697)
Net income after noncontrolling interests	$903	$6,148
Ratios to Net Premiums Earned:
Loss Ratio	57.81%	52.08%
Expense Ratio	40.02%	44.91%
Combined Ratio	97.83%	96.99%
Ratios to Gross Premiums Earned:
Loss Ratio	40.63%	34.94%
Expense Ratio	28.14%	30.13%
Combined Ratio	68.77%	65.07%
Earnings Per Share Data:
Basic	$0.09	$0.82
Diluted	$0.09	$0.75

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Our results of operations for the three months ended March 31, 2022 reflect net income of approximately $2,791,000 or $0.09 diluted earnings per share, compared with approximately $6,845,000 or $0.75 diluted earnings per share, for the three months ended March 31, 2021. The quarter-over-quarter decrease was primarily due to a $26,953,000 increase in losses and loss adjustment expenses, a net decrease in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses) of $6,460,000, a $6,449,000 increase in personnel and other operating expenses, and a $6,343,000 increase in policy acquisition and other underwriting expenses, offset by an increase in net premiums earned of $37,920,000 and a $1,478,000 decrease in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended March 31, 2022 and 2021 were approximately $178,925,000 and $130,942,000, respectively. HCPCI gross premiums earned were $118,303,000 for the three months ended March 31, 2022 compared to $102,131,000 for the three months ended March 31, 2021. Gross premiums earned from the United insurance policies assumed were $30,079,000 for the three months ended March 31, 2022 compared to $20,650,000 for the three months ended March 31, 2021. TypTap’s gross premiums earned were $60,622,000 versus $28,811,000 for the same comparative period with the increase due to a greater number of policies in force from the organic growth in TypTap’s business and from the business assumed from United beginning June 1, 2021.

Premiums Ceded for the three months ended March 31, 2022 and 2021 were approximately $53,162,000 and $43,099,000, respectively, representing 29.7% and 32.9%, respectively, of gross premiums earned. The $10,063,000 increase was primarily attributable to higher reinsurance costs effective June 1, 2021 due to an increased overall reinsurance coverage amount as a result of premium growth and expansion.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance contracts. For the three months ended March 31, 2022, premiums ceded included a decrease of $1,484,000 related to retrospective provisions compared with a decrease of $4,680,000 for the three months ended March 31, 2021. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended March 31, 2022 and 2021 totaled approximately $124,132,000 and $82,749,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2022 resulted from an increase in gross premiums written from the United insurance policies assumed and the growth of TypTap business. We had approximately 211,800 policies in force at March 31, 2022 (excluding policies assumed from United) as compared with approximately 154,000 policies in force at March 31, 2021.

Net Premiums Earned for the three months ended March 31, 2022 and 2021 were approximately $125,763,000 and $87,843,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net Premiums Written	$124,132	$82,749
Decrease in Unearned Premiums	1,631	5,094
Net Premiums Earned	$125,763	$87,843

Net Investment Income for the three months ended March 31, 2022 and 2021 was approximately $2,868,000 and $4,594,000, respectively. The $1,726,000 decrease was primarily attributable to a $2,650,000 decrease in income from real estate investments, offset by a $993,000 increase in income from limited partnership investments. See Net Investment Income (loss) under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Losses for the three months ended March 31, 2022 were approximately $314,000 versus $1,113,000 of net realized investment gains for the three months ended March 31, 2021. The $1,427,000 decrease was primarily attributable to net gains from selling equity securities and other investments during 2021.

Net Unrealized Investment Losses for the three months ended March 31, 2022 and 2021 were approximately $3,576,000 and $269,000, respectively. The net unrealized investment loss for the three months ended March 31, 2022 was primarily attributable to an overall decline in the equity market compared with the three months ended March 31, 2021.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $72,704,000 and $45,751,000 for the three months ended March 31, 2022 and 2021, respectively. HCPCI losses and loss adjustment expenses were $43,995,000 for the three months ended March 31, 2022 compared to $33,439,000 for the three months ended March 31, 2021. The increase was primarily attributable to $4,197,000 of losses associated with growth in HCPCI’s Florida portfolio, a $6,070,000 net increase in losses attributable to the United policies assumed due to an increase in the number of policies assumed from United and weather-related losses incurred during the first quarter of 2022. Losses and loss adjustment expenses for TypTap were $28,988,000 versus $12,312,000 for the same comparative period. The increase was attributable to the greater number of TypTap policies in force. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2022 and 2021 were approximately $29,408,000 and $23,065,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, catastrophe allowance payable to United, and premium taxes. Policy acquisition expenses for HCPCI insurance operations were $19,765,000 for the three months ended March 31, 2022 compared to $17,571,000 for the three months ended March 31, 2021. The increase was due to amortization of increased costs associated with the increase in the number of policies assumed from United. TypTap Group policy acquisition expenses were $9,705,000 versus $5,678,000 for the same comparative period, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months and the policies assumed from United.

General and Administrative Personnel Expenses for the three months ended March 31, 2022 and 2021 were approximately $14,034,000 and $9,650,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $4,384,000 was primarily attributable to increased stock-based compensation expense, an increase in the headcount of temporary and full-time employees, and merit increases for non-executive employees effective in late February 2022.

Interest Expense for the three months ended March 31, 2022 and 2021 was approximately $601,000 and $2,079,000, respectively. The decrease primarily resulted from conversions of our 4.25% convertible senior notes during the second half of 2021.

Income Tax Expense for the three months ended March 31, 2022 and 2021 was approximately $1,210,000 and $3,257,000, respectively, for state, federal, and foreign income taxes resulting in an effective tax rate of 30.2% for 2022 and 32.2% for 2021. The decrease in the effective tax rate was primarily due to the recognition of tax benefits attributable to restricted stock that vested in February 2022, offset by the increased Florida corporate tax rate effective January 1, 2022.

Ratios:

The loss ratio applicable to the three months ended March 31, 2022 (losses and loss adjustment expenses incurred related to net premiums earned) was 57.8% compared with 52.1% for the three months ended March 31, 2021. The increase was primarily due to the increase in losses and loss adjustment expenses as further described above, offset in part by the increase in net premiums earned.

The expense ratio applicable to the three months ended March 31, 2022 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 40.0% compared with 44.9% for the three months ended March 31, 2021. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned and the decrease in interest expense, offset by the increase in policy acquisition, underwriting and personnel expenses.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2022 was 97.8% compared with 97.0% for the three months ended March 31, 2021. The slight increase in 2022 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended March 31, 2022 was 68.8% compared with 65.1% for the three months ended March 31, 2021. The increase in 2022 was primarily attributable to the increase in losses and loss adjustment expenses, offset by the increase in gross premiums earned.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms affecting Florida, our primary market, and other southeastern states typically occur during the period from June 1st through November 30th of each year. Winter storms in the northeast usually occur during the period between December 1st and March 31st of each year. Also, with our reinsurance treaty year typically effective June 1st of each year, any variation in the cost of our reinsurance, whether due to changes in reinsurance rates, coverage levels or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1st of each year.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at March 31, 2022:

	Maturity Date	Payment Due Date
4.25% Convertible Senior Notes	March 2037	March 1 and September 1
3.75% Callable Promissory Note	Through September 2036	1st day of each month
4.55% Promissory Note	Through August 2036	1st day of each month
3.90% Promissory Note	Through April 2032	1st day of each month
Finance leases	Through October 2024	Various
Revolving credit facility	Through December 2023	January 1, April 1, July 1, October 1

See Note 10 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Share Repurchase Plan

In March 2022, the Board approved a plan to repurchase up to $20,000,000 of common shares during 2022 under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. See Note 18 -- “Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for more information.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Four of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for two of the remaining funds have expired, the general partners may request additional funds under certain circumstances. At March 31, 2022, there was an aggregate unfunded capital balance of $7,750,000. See Limited Partnership Investments under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Sources and Uses of Cash

Cash Flows for the Three Months Ended March 31, 2022

Net cash provided by operating activities for the three months ended March 31, 2022 was approximately $57,349,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $7,936,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $109,899,000 was primarily due to the purchases of fixed-maturity and equity securities of $134,043,000, the purchase of intangible assets from United of $3,800,000, and the purchases of property and equipment of $1,861,000, offset by the proceeds from sales of fixed-maturity and equity securities of $27,427,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $1,250,000, and distributions received from limited partnership investments of $785,000. Net cash used in financing activities totaled $7,328,000, which was primarily due to $4,046,000 of net cash dividend payments, cash dividends paid to redeemable noncontrolling interest of $2,508,000, $398,000 of share repurchases, and repayments of long-term debt of $249,000.

Cash Flows for the Three Months Ended March 31, 2021

Net cash provided by operating activities for the three months ended March 31, 2021 was approximately $36,140,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $13,543,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $19,141,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $34,378,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $12,486,000, and distributions received from limited partnership investments of $1,546,000, offset by the purchases of fixed-maturity and equity securities of $28,391,000, and the purchases of property and equipment of $697,000. Net cash provided by financing activities totaled $66,784,000, which consisted of net proceeds of $93,738,000 from Centerbridge for investment in TTIG, offset by $2,793,000 of net cash dividend payments, and net repayment of our revolving credit facility of $23,750,000.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At March 31, 2022, we had $191,888,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2022, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 20 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Reserves for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expense (“Reserves”) is specific to property insurance, which is our insurance subsidiaries’ only line of business. The Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. At each period end date, the balance of our Reserves is based on our best estimate of the ultimate cost of each claim for those known cases and the IBNR loss reserves are estimated based primarily on our historical experience. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are adjusted.

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2022, $172,959,000 of the total $234,792,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $61,833,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2022, $49,063,000 of the $61,833,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $237,165,000 at December 31, 2021 to $234,792,000 at March 31, 2022. The $2,373,000 decrease is comprised of reductions in our Reserves of $9,193,000 specific to Hurricane Irma, Hurricane Michael, Hurricane Sally and Tropical Storm Eta, and reductions in our non-catastrophe Reserves of $33,673,000 for 2021 and $10,787,000 for 2020 and prior loss years, offset by $51,280,000 in reserves established for the 2022 loss year. The Reserves established for 2022 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of March 31, 2022. The decrease of $53,653,000 specific to our 2021 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2022 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended March 31, 2022 and 2021, we accrued benefits of $1,484,000 and $4,680,000, respectively. The accrual of benefits was recognized as a reduction in ceded premiums.

As of March 31, 2022, we had $4,548,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement.

We believe the credit risk associated with the collectability of accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 10, 2022. For the three months ended March 31, 2022, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the three months ended March 31, 2022, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that are of significance, or potential significance, to the Company.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at March 31, 2022 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2022 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$140,613	$(10,071)	-6.68%
200 basis point increase	143,969	(6,715)	-4.46%
100 basis point increase	147,326	(3,358)	-2.23%
100 basis point decrease	154,040	3,356	2.23%
200 basis point decrease	157,375	6,691	4.44%
300 basis point decrease	158,815	8,131	5.40%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2022 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$601	1	$588	1
AA+, AA, AA-	131,844	86	128,763	85
A+, A, A-	6,908	4	6,803	5
BBB+, BBB, BBB-	12,615	8	12,714	8
CCC+, CC and Not rated	1,808	1	1,816	1
Total	$153,776	100	$150,684	100

Equity Price Risk

Our equity investment portfolio at March 31, 2022 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2022 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$8,147	20
Consumer	7,034	17
Technology	2,902	7
Communications	1,920	5
Other (1)	1,634	4
	21,637	53
Mutual funds and exchange-traded funds by type:
Debt	16,767	40
Equity	2,800	7
Total	$41,204	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2022, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 10, 2022.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Sales of Unregistered Securities and Use of Proceeds

None.

(b)
Repurchases of Securities

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs (a)
January 31, 2022	—	$—	—	$—
February 28, 2022	6,207	$64.17	—	$—
March 31, 2022	—	$—	—	$20,000
	6,207	$64.17	—

(a)
Represents the balances before commissions and fees at the end of each month. See Note 18 -- “Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

During the three months ended March 31, 2022, our insurance subsidiaries paid dividends of $12,000,000 to HCI.

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

3.1.2

Articles of Amendment to Articles of Incorporation cancelling the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed May 15, 2020.

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

4.9	See Exhibits 3.1, 3.1.1, 3.1.2 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

4.10	Indenture, dated March 3, 2017, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

4.11	Form of Global 4.25% Convertible Senior Note due 2037 (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 3, 2017.

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

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan as revised April 26, 2022.

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

10.45

Flood Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

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

10.51**	Stock Option Agreement between Paresh Patel and TypTap Insurance Group, Inc. dated October 1, 2021. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed October 7, 2021.

10.52**	TypTap Insurance Group, Inc. 2021 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.2 of our Form 8-K filed October 7, 2021.

10.57	Form of executive restricted stock award contract. Incorporated by reference to Exhibit 10.57 to our Form 10-Q filed May 1, 2014.

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

10.123

Multi-Year Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

10.124

Property Quota Share Reinsurance Contract effective December 31, 2020 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company. Incorporated by reference to the corresponding numbered exhibit to our Form 10-K filed March 10, 2022.

10.125

Renewal Rights Agreement effective January 18, 2021 by and among United Property and Casualty Insurance Company, Inc., United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company. Incorporated by reference to the corresponding numbered exhibit to our Form 10-K filed March 10, 2022.

10.126

Property Quota Share Reinsurance Contract effective June 1, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company. Incorporated by reference to the corresponding numbered exhibit to our Form 10-K filed March 10, 2022.

10.127

Renewal Rights Agreement effective December 30, 2021 by and among United Property and Casualty Insurance Company, Inc., United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company. Incorporated by reference to the corresponding numbered exhibit to our Form 10-K filed March 10, 2022.

10.128

Property Quota Share Reinsurance Contract effective December 31, 2021 issued to United Property and Casualty Insurance Company, by Homeowners Choice Property & Casualty Insurance Company. Incorporated by reference to the corresponding numbered exhibit to our Form 10-K filed March 10, 2022.

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

HCI GROUP, INC.

May 6, 2022	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 6, 2022	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.