Form 10-Q
period 2022-06-30
HCI Group, Inc.
filed 2022-08-09
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on August 1, 2022 was 9,044,534.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $403,844 and $41,953, respectively and allowance for credit losses: $0 and $0, respectively)	$398,571	$42,583
Equity securities, at fair value (cost: $38,065 and $46,276, respectively)	35,719	51,740
Limited partnership investments	26,695	28,133
Investment in unconsolidated joint venture, at equity	858	363
Real estate investments	72,723	73,896
Total investments	534,566	196,715
Cash and cash equivalents	360,488	628,943
Restricted cash	2,600	2,400
Accrued interest and dividends receivable	1,421	353
Income taxes receivable	1,789	4,084
Premiums receivable, net (allowance: $3,935 and $1,750, respectively)	52,302	68,157
Prepaid reinsurance premiums	81,023	26,355
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	11,134	11,985
Unpaid losses and loss adjustment expenses (allowance: $62 and $90, respectively)	42,348	64,665
Deferred policy acquisition costs	48,305	57,695
Property and equipment, net	17,244	14,232
Right-of-use assets - operating leases	1,861	2,204
Intangible assets, net	14,358	10,636
Funds withheld for assumed business	82,468	73,716
Other assets	28,796	14,717
Total assets	$1,280,703	$1,176,857

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses	$238,824	$237,165
Unearned premiums	370,140	366,744
Advance premiums	25,428	13,771
Reinsurance payable on paid losses and loss adjustment expenses	4,302	4,017
Ceded reinsurance premiums payable	24,641	19,318
Accrued expenses	17,093	15,453
Deferred income taxes, net	6,168	11,739
Revolving credit facility	—	15,000
Long-term debt	211,648	45,504
Lease liabilities - operating leases	1,824	2,203
Other liabilities	48,737	31,485
Total liabilities	948,805	762,399
Commitments and contingencies (Note 20)
Redeemable noncontrolling interest (Note 17)	91,963	89,955
Equity:
Common stock (no par value, 40,000,000 shares authorized, 9,047,972 and 10,131,399 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	12,887	76,077
Retained income	229,621	246,790
Accumulated other comprehensive (loss) income, net of taxes	(3,760)	498
Total stockholders’ equity	238,748	323,365
Noncontrolling interests	1,187	1,138
Total equity	239,935	324,503
Total liabilities, redeemable noncontrolling interest and equity	$1,280,703	$1,176,857

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Gross premiums earned	$181,124	$139,440	$360,049	$270,382
Premiums ceded	(56,205)	(46,436)	(109,367)	(89,535)
Net premiums earned	124,919	93,004	250,682	180,847
Net investment income	3,684	2,635	6,552	7,229
Net realized investment (losses) gains	(6)	2,607	(320)	3,720
Net unrealized investment (losses) gains	(4,234)	1,489	(7,810)	1,220
Policy fee income	1,052	992	2,109	1,962
Other	511	777	1,753	1,400
Total revenue	125,926	101,504	252,966	196,378
Expenses
Losses and loss adjustment expenses	86,830	55,917	159,534	101,668
Policy acquisition and other underwriting expenses	26,863	23,169	56,271	46,234
General and administrative personnel expenses	15,301	10,546	29,335	20,196
Interest expense	1,515	2,000	2,116	4,079
Other operating expenses	6,977	4,775	13,269	9,002
Total expenses	137,486	96,407	260,525	181,179
(Loss) income before income taxes	(11,560)	5,097	(7,559)	15,199
Income tax (benefit) expense	(3,018)	1,267	(1,808)	4,524
Net (loss) income	(8,542)	3,830	(5,751)	10,675
Net income attributable to redeemable noncontrolling interest (Note 17)	(2,268)	(2,179)	(4,516)	(2,973)
Net loss attributable to noncontrolling interests	829	266	1,189	363
Net (loss) income after noncontrolling interests	$(9,981)	$1,917	$(9,078)	$8,065
Basic (loss) earnings per share	$(1.04)	$0.25	$(0.92)	$1.02
Diluted (loss) earnings per share	$(1.04)	$0.24	$(0.92)	$0.98

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(8,542)	$3,830	$(5,751)	$10,675
Other comprehensive loss:
Change in unrealized loss on investments:
Net unrealized (losses) gains arising during the period	(2,174)	99	(6,325)	(83)
Call and repayment gains charged to investment income	—	—	—	(2)
Reclassification adjustment for net realized (gains) losses	(8)	(576)	421	(577)
Net change in unrealized losses	(2,182)	(477)	(5,904)	(662)
Deferred income taxes on above change	553	117	1,491	162
Total other comprehensive loss, net of income taxes	(1,629)	(360)	(4,413)	(500)
Comprehensive (loss) income	(10,171)	3,470	(10,164)	10,175
Comprehensive loss attributable to noncontrolling interests	883	275	1,344	373
Comprehensive (loss) income after noncontrolling interests	$(9,288)	$3,745	$(8,820)	$10,548

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended June 30, 2022

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at March 31, 2022	10,125,927	$—	$79,131	$243,647	$(2,185)	$320,593	$1,435	$322,028
Net loss	—	—	—	(7,885)	—	(7,885)	(657)	(8,542)
Net income attributable to redeemable noncontrolling interest	—	—	—	(2,096)	—	(2,096)	(172)	(2,268)
Total other comprehensive loss, net of income taxes	—	—	—	—	(1,575)	(1,575)	(54)	(1,629)
Issuance of restricted stock	3,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(700)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,050,790)	—	(67,705)	—	—	(67,705)	—	(67,705)
Repurchase and retirement of common stock under share repurchase plan	(29,465)	—	(1,884)	—	—	(1,884)	—	(1,884)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	635	635
Common stock dividends ($0.40 per share)	—	—	—	(4,045)	—	(4,045)	—	(4,045)
Stock-based compensation	—	—	3,345	—	—	3,345	—	3,345
Balance at June 30, 2022	9,047,972	$—	$12,887	$229,621	$(3,760)	$238,748	$1,187	$239,935

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Six Months Ended June 30, 2022

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2021	10,131,399	$—	$76,077	$246,790	$498	$323,365	$1,138	$324,503
Net loss	—	—	—	(4,907)	—	(4,907)	(844)	(5,751)
Net income attributable to redeemable noncontrolling interest	—	—	—	(4,171)	—	(4,171)	(345)	(4,516)
Total other comprehensive loss, net of income taxes	—	—	—	—	(4,258)	(4,258)	(155)	(4,413)
Issuance of restricted stock	7,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,965)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,056,997)	—	(68,103)	—	—	(68,103)	—	(68,103)
Repurchase and retirement of common stock under share repurchase plan	(29,465)	—	(1,884)	—	—	(1,884)	—	(1,884)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,393	1,393
Common stock dividends ($0.80 per share)	—	—	—	(8,091)	—	(8,091)	—	(8,091)
Stock-based compensation	—	—	6,797	—	—	6,797	—	6,797
Balance at June 30, 2022	9,047,972	$—	$12,887	$229,621	$(3,760)	$238,748	$1,187	$239,935

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income after noncontrolling interests	$(9,078)	$8,065
Net income attributable to noncontrolling interests	3,327	2,610
Net (loss) income	(5,751)	10,675
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8,579	6,497
Net (accretion of discount) amortization of premiums on investments in fixed-maturity securities	(189)	144
Depreciation and amortization	3,495	2,928
Deferred income tax benefit	(4,080)	(3,732)
Net realized investment losses (gains)	320	(3,720)
Net unrealized investment losses (gains)	7,810	(1,220)
Credit loss expense - reinsurance recoverable	(28)	(28)
Net (income) loss from unconsolidated joint venture	(495)	50
Net income from limited partnership interests	(1,799)	(2,359)
Distributions received from limited partnership interests	2,046	1,792
Foreign currency remeasurement loss	50	75
Other non-cash items	(405)	21
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(1,068)	258
Income taxes	2,295	7,106
Premiums receivable, net	15,855	(739)
Prepaid reinsurance premiums	(54,668)	35,614
Reinsurance recoverable	23,196	23,181
Deferred policy acquisition costs	9,390	(569)
Funds withheld for assumed business	(8,752)	(43,395)
Other assets	(12,707)	9,773
Losses and loss adjustment expenses	1,659	(8,384)
Unearned premiums	3,396	40,443
Advance premiums	11,657	9,855
Reinsurance payable on paid losses and loss adjustment expenses	285	7,398
Ceded reinsurance premiums payable	5,323	9,206
Accrued expenses and other liabilities	16,215	(5,223)
Net cash provided by operating activities	21,629	95,647

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from investing activities:
Investments in limited partnership interests	(1,144)	(700)
Distributions received from limited partnership interests	2,335	2,653
Purchase of property and equipment	(4,229)	(1,275)
Purchase of real estate investments	(111)	(331)
Purchase of intangible assets	(3,800)	—
Purchase of fixed-maturity securities	(377,638)	(6,338)
Purchase of equity securities	(16,383)	(45,040)
Purchase of short-term and other investments	—	(1,058)
Proceeds from sales of real estate investments	667	—
Proceeds from sales of fixed-maturity securities	11,494	14,680
Proceeds from calls, repayments and maturities of fixed-maturity securities	4,020	16,677
Proceeds from sales of equity securities	24,427	56,511
Proceeds from sales, redemptions and maturities of short-term and other investments	267	2,026
Net cash (used in) provided by investing activities	(360,095)	37,805
Cash flows from financing activities:
Cash dividends paid	(8,168)	(6,605)
Cash dividends received under share repurchase forward contract	77	153
Net repayment under revolving credit facility	(15,000)	(23,750)
Proceeds from issuance of redeemable noncontrolling interest and warrants	—	100,000
Issuance costs - redeemable noncontrolling interest	—	(6,262)
Cash dividends paid to redeemable noncontrolling interest	(2,508)	—
Proceeds from issuance of long-term debt	172,500	—
Repayment of long-term debt	(501)	(480)
Repurchases of common stock	(68,103)	(1,308)
Repurchases of common stock under share repurchase plan	(1,884)	—
Purchase of noncontrolling interests	(389)	(58)
Debt issuance costs	(5,757)	(152)
Net cash provided by financing activities	70,267	61,538
Effect of exchange rate changes on cash	(56)	(45)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(268,255)	194,945
Cash, cash equivalents, and restricted cash at beginning of period	631,343	433,741
Cash, cash equivalents, and restricted cash at end of period	$363,088	$628,686

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$55	$1,150
Cash paid for interest	$943	$3,492
Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(4,413)	$(500)
Receivable from sales of equity securities	$1,051	$3,455
Payable on purchases of equity securities	$1,050	$32
Warrants issued in Centerbridge transaction	$—	$9,217
Acquisition of intangibles:
Common stock issued	$—	$5,410
Contingent consideration payable	$1,069	$2,419

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

Assumed Business

Northeast Region

In 2021, the Company began providing quota share reinsurance on all in-force, new and renewal policies issued by United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”), in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”). Through its insurance subsidiaries, the Company began renewing and/or replacing United policies in two states in December 2021, a third state in January 2022, and the fourth state in April 2022.

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

The Company also entered into a renewal rights agreement with United in connection with the Southeast Region assumed business. Under the renewal rights agreement, the Company has the right to renew and/or replace United’s insurance policies at the end of their respective policy periods. The ability to replace policies is subject to regulatory approvals in the three states. The policy replacement date was set for June 1, 2022 or such other date as mutually agreed by both parties. In connection with the transaction, United agreed to not compete with the Company for the issuance of personal lines homeowners business in these three states until July 1, 2025. As part of the transaction, United will receive a renewal rights ceding commission of 6%, with a portion of the ceding commission paid up-front, and the aggregate ceding commission amount will not exceed $6,000. See Note 7 -- “Intangible Assets, Net” for additional information.

The Company began renewing United’s policies in South Carolina on June 1, 2022. The policy replacement date for Georgia and North Carolina policies has yet to be determined and the Company, through TypTap, entered into a new quota share reinsurance agreement in June 2022 to provide 100% reinsurance on all of United’s in-force, new and renewal policies in the Southeast Region from June 1, 2022 through May 31, 2023. In exchange, TypTap pays United a ceding commission of 16% of premium.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2022 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2022. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K, which was filed with the SEC on March 10, 2022.

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

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to reinsurance with retrospective provisions, reinsurance recoverable, deferred income taxes, limited partnership investments, intangible assets acquired from United, and stock-based compensation expense involve significant judgments and estimates material to the Company’s consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Long-Term Debt

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

Revenue from Claims Processing Services

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the three and six months ended June 30, 2022, revenues from claims processing services were

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

$372 and $1,379, respectively. Revenues from claims processing services were $207 for the three and six months ended June 30, 2021. At June 30, 2022 and December 31, 2021, other assets included $321 and $314, respectively, of amounts receivable attributable to this service.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Ceded reinsurance premiums payable were reclassified out of other liabilities and funds withheld for assumed business were reclassified out of other assets for the six months ended June 30, 2021 within the consolidated statement of cash flows to conform with the current year presentation.

Note 3 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$360,488	$628,943
Restricted cash	2,600	2,400
Total	$363,088	$631,343

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At June 30, 2022 and December 31, 2021, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of June 30, 2022
U.S. Treasury and U.S. government agencies	$372,323	$—	$2	$(4,762)	$367,563
Corporate bonds	28,953	—	27	(556)	28,424
States, municipalities, and political subdivisions	1,761	—	8	(2)	1,767
Exchange-traded debt	700	—	14	(1)	713
Redeemable preferred stock	107	—	—	(3)	104
Total	$403,844	$—	$51	$(5,324)	$398,571
As of December 31, 2021
U.S. Treasury and U.S. government agencies	$17,046	$—	$64	$(86)	$17,024
Corporate bonds	21,913	—	632	(53)	22,492
States, municipalities, and political subdivisions	1,759	—	49	—	1,808
Exchange-traded debt	767	—	44	—	811
Redeemable preferred stock	468	—	—	(20)	448
Total	$41,953	$—	$789	$(159)	$42,583

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$167,143	$167,002	$10,734	$10,826
Due after one year through five years	232,353	227,637	19,222	19,820
Due after five years through ten years	3,854	3,427	11,503	11,403
Due after ten years	494	505	494	534
	$403,844	$398,571	$41,953	$42,583

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three and six months ended June 30, 2022 and 2021 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2022	$2,436	$11	$(3)
Three months ended June 30, 2021	$14,644	$576	$—
Six months ended June 30, 2022	$11,494	$13	$(434)
Six months ended June 30, 2021	$14,680	$577	$—

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(4,664)	$348,459	$(98)	$2,048	$(4,762)	$350,507
Corporate bonds	(556)	23,828	—	—	(556)	23,828
States, municipalities, and political subdivisions	(2)	387	—	—	(2)	387
Exchange-traded debt	(1)	23	—	—	(1)	23
Redeemable preferred stock	(3)	104	—	—	(3)	104
Total available-for-sale securities	$(5,226)	$372,801	$(98)	$2,048	$(5,324)	$374,849

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(73)	$9,809	$(13)	$616	$(86)	$10,425
Corporate bonds	(53)	4,452	—	—	(53)	4,452
Redeemable preferred stock	(20)	442	—	—	(20)	442
Total available-for-sale securities	$(146)	$14,703	$(13)	$616	$(159)	$15,319

At June 30, 2022 and December 31, 2021, there were 68 and 23 securities, respectively, in an unrealized loss position.

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

The table below summarizes the activity in the allowance for credit losses of available-for-sale securities for the three and six months ended June 30, 2022 and 2021:

	2022	2021
Balance at January 1	$—	$588
Reductions for securities sold	—	(9)
Balance at March 31	$—	$579
Reductions for securities exchanged	—	(579)
Balance at June 30	$—	$—

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At June 30, 2022 and December 31, 2021, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
June 30, 2022	$38,065	$2,073	$(4,419)	$35,719
December 31, 2021	$46,276	$6,335	$(871)	$51,740

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (losses) gains recognized	$(4,323)	$3,069	$(7,865)	$3,536
Exclude: Net realized (losses) gains recognized for securities sold	(89)	1,580	(55)	2,316
Net unrealized (losses) gains recognized	$(4,234)	$1,489	$(7,810)	$1,220

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and six months ended June 30, 2022 and 2021 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2022	$6,058	$433	$(522)
Three months ended June 30, 2021	$22,133	$1,983	$(403)
Six months ended June 30, 2022	$24,427	$1,853	$(1,908)
Six months ended June 30, 2021	$56,511	$3,125	$(809)

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

	June 30, 2022			December 31, 2021
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$4,613	$—	15.37	$6,076	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	3,347	—	1.67	3,423	—	1.69
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	5,723	—	0.18	6,270	1,401	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	3,940	—	0.56	4,437	—	0.57
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	6,417	3,881	1.34	5,977	4,537	1.36
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	2,655	2,584	0.39	1,950	3,050	0.47
Total	$26,695	$6,465		$28,133	$11,073

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
(c)
The term is expected to be the later of ten years or two years following the maturity of the fund’s outstanding leverage. Although the capital commitment period has expired, follow-on investments and pending commitments may require additional fundings.
(d)
The term has been extended for a second additional one-year period to June 30, 2023. Although the capital commitment period has ended, the general partner could still request an additional funding under certain circumstances.
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
(h)
Expected to have an eight-year term from the commencement date, which can be extended for up to two additional one-year periods with the consent of either the advisory committee or a majority of limited partners.
(i)
The capital commitment period has ended but an additional funding may be requested.
(j)
The term is expected to end November 27, 2027. The term may be extended for up to four additional one-year periods at the general partner’s discretion, and up to two additional one-year periods with the consent of the advisory committee.
(k)
Expected to have an eight-year term after the final admission date. The term may be extended for an additional one-year period at the general partner’s discretion, and up to two additional one-year periods with the consent of either the advisory committee or a majority of limited partners.

The following is the summary of aggregated unaudited financial information of limited partnerships included in the investment strategy table above, which in certain cases is presented on a three-month lag due to the unavailability of information at the Company’s respective balance sheet dates. The financial statements of these limited partnerships are audited annually.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating results:
Total income	$179,117	$384,629	$515,945	$373,681
Total expenses	(23,023)	(25,208)	(72,340)	(80,720)
Net income	$156,094	$359,421	$443,605	$292,961

	June 30,	December 31,
	2022	2021
Balance sheet:
Total assets	$5,899,813	$5,855,616
Total liabilities	$408,725	$564,732

For the three and six months ended June 30, 2022, the Company recognized net investment income of $19 and $1,799, respectively. Included in the net investment income for the three and six months ended June 30, 2022 was an estimated unfavorable change in net asset value of $516. During the three and six months ended June 30, 2022, the Company received total cash distributions of $2,785 and $4,381, respectively, including returns on investment of $1,235 and $2,046, respectively.

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

At June 30, 2022 and December 31, 2021, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $27,180 and $28,371, respectively, and the Company’s maximum exposure to loss aggregated $26,695 and $28,133, respectively.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At June 30, 2022 and December 31, 2021, the Company’s maximum exposure to loss relating to the variable interest entity was $858 and $363, respectively, representing the carrying value of the investment. In June 2022, the joint venture sold its last outparcel and recognized a gain of $572. There were no cash distributions during the six months ended June 30, 2022 and 2021. At June 30, 2022, there was undistributed income of $488 as opposed to none at December 31, 2021 from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating results:
Total revenues	$572	$—	$572	$—
Total expenses	(8)	(28)	(22)	(56)
Net income (loss)	$564	$(28)	$550	$(56)
The Company’s share of net income (loss)*	$508	$(25)	$495	$(50)

* Included in net investment income in the Company’s consolidated statements of income.

	June 30,	December 31,
	2022	2021
Balance sheet:
Property and equipment, net	$—	$357
Cash	953	29
Other	18	18
Total assets	$971	$404

Other liabilities	$17	$—
Members’ capital	954	404
Total liabilities and members’ capital	$971	$404
Investment in unconsolidated joint venture, at equity**	$858	$363

** Includes the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

e) Real Estate Investments

Real estate investments consist of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Land	$39,425	$39,720
Land improvements	11,933	11,917
Buildings and building improvements	29,410	29,405
Tenant and leasehold improvements	1,548	1,511
Other	1,318	1,265
Total, at cost	83,634	83,818
Less: accumulated depreciation and amortization	(10,911)	(9,922)
Real estate investments	$72,723	$73,896

In May 2022, the Company sold one outparcel in Sorrento, Florida for net proceeds of $667. See additional information under f) Net Investment Income (Loss) below. Depreciation and amortization expense related to real estate investments was $483 and $479 for the three months ended June 30, 2022 and 2021, respectively, and $989 and $970 for the six months ended June 30, 2022 and 2021, respectively.

f) Net Investment Income (Loss)

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Available-for-sale fixed-maturity securities	$1,137	$384	$1,585	$825
Equity securities	300	340	587	691
Investment expense	(116)	(129)	(250)	(254)
Limited partnership investments	19	1,572	1,799	2,359
Real estate investments	1,538	344	1,885	3,341
Net income (loss) from unconsolidated joint venture	508	(25)	495	(50)
Cash and cash equivalents	298	149	451	317
Net investment income	$3,684	$2,635	$6,552	$7,229

For the three and six months ended June 30, 2022, income from real estate investments included a net gain of $376 resulting from the sale of the outparcel described in e) Real Estate Investments and $451 of income from selling the liquor license previously owned by the Company’s restaurant business which was discontinued in 2020. For the six months ended June 30, 2021, income from real estate investments included a net gain of $2,790 resulting from a legal settlement with The Kroger Co. in a lawsuit filed by a real estate subsidiary of the Company to enforce a guaranty of a commercial lease.

g) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds and bonds. For the three months ended June 30, 2022 and 2021, net realized gains related to other investments were $75 and $452, respectively, and $156 and $827 for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized (losses) gains	$(2,174)	$(551)	$(1,623)	$99	$25	$74
Call and repayment gains charged to investment income	—	—	—	—	(1)	1
Reclassification adjustment for realized gains	(8)	(2)	(6)	(576)	(141)	(435)
Total other comprehensive loss	$(2,182)	$(553)	$(1,629)	$(477)	$(117)	$(360)

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized losses	$(6,325)	$(1,598)	$(4,727)	$(83)	$(20)	$(63)
Call and repayment gains charged to investment income	—	—	—	(2)	(1)	(1)
Reclassification adjustment for realized losses (gains)	421	107	314	(577)	(141)	(436)
Total other comprehensive loss	$(5,904)	$(1,491)	$(4,413)	$(662)	$(162)	$(500)

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

Revolving Credit Facility

From time to time, the Company has an amount outstanding under a revolving credit facility. The interest rate is variable and is periodically adjusted based on the London Interbank Offered Rate plus a spread. As a result, carrying value, when outstanding, approximates fair value.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Long-Term Debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
4.75% Convertible Senior Notes	2042	Quoted price
4.25% Convertible Senior Notes	2037	Quoted price
3.90% Promissory Note	2032	Discounted cash flow method/Level 3 inputs
3.75% Callable Promissory Note	2036	Discounted cash flow method/Level 3 inputs
4.55% Promissory Note	2036	Discounted cash flow method/Level 3 inputs

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2022
Financial Assets:
Cash and cash equivalents	$360,488	$—	$—	$360,488
Restricted cash	$2,600	$—	$—	$2,600
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$366,134	$1,429	$—	$367,563
Corporate bonds	28,424	—	—	28,424
State, municipalities, and political subdivisions	—	1,767	—	1,767
Exchange-traded debt	713	—	—	713
Redeemable preferred stock	104	—	—	104
Total available-for-sale securities	$395,375	$3,196	$—	$398,571
Equity securities	$35,719	$—	$—	$35,719

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021
Financial Assets:
Cash and cash equivalents	$628,943	$—	$—	$628,943
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$15,536	$1,488	$—	$17,024
Corporate bonds	22,492	—	—	22,492
State, municipalities, and political subdivisions	—	1,808	—	1,808
Exchange-traded debt	811	—	—	811
Redeemable preferred stock	448	—	—	448
Total available-for-sale securities	$39,287	$3,296	$—	$42,583
Equity securities	$51,740	$—	$—	$51,740

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of June 30, 2022 and December 31, 2021:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2022
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$166,596	$—	$178,522	$—	$178,522
4.25% Convertible Senior Notes	23,916	—	27,143	—	27,143
3.90% Promissory Note	9,117	—	—	8,711	8,711
3.75% Callable Promissory Note	6,973	—	—	6,604	6,604
4.55% Promissory Note	5,025	—	—	4,959	4,959
Total long-term debt	$211,627	$—	$205,665	$20,274	$225,939

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2021
Financial Liabilities:
Revolving credit facility	$15,000	$—	$15,000	$—	$15,000
Long-term debt:
4.25% Convertible Senior Notes	$23,885	$—	$33,248	$—	$33,248
3.90% Promissory Note	9,287	—	—	10,488	10,488
3.75% Callable Promissory Note	7,153	—	—	7,852	7,852
4.55% Promissory Note	5,148	—	—	6,051	6,051
Total long-term debt	$45,473	$—	$33,248	$24,391	$57,639

Note 7 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	June 30,	December 31,
	2022	2021
Anchor tenant relationships (a)	$1,761	$1,761
In-place leases	4,215	4,215
Policy renewal rights - United	12,384	7,634
Non-compete agreements - United (b)	314	195
Total, at cost	18,674	13,805
Less: accumulated amortization	(4,316)	(3,169)
Intangible assets, net	$14,358	$10,636

(a)
An anchor tenant is a tenant that attracted more customers than other tenants.
(b)
$119 was fully amortized in June 2022 and $195 was fully amortized in June 2021.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The remaining weighted-average amortization periods for the intangible assets at June 30, 2022 are summarized in the table below:

Anchor tenant relationships	11.9 years
In-place leases	9.8 years
Policy renewal rights - United	3.7 years

In connection with the Southeast Region assumed business as described in Note 1 -- “Nature of Operations” the Company recorded intangible assets of $4,869 representing the renewal rights and non-compete agreement in exchange for consideration consisting of a 6% commission on any replacement premium which includes $3,800 of commission prepaid up-front. The consideration was estimated at $4,869 with a $1,069 contingent liability. At June 30, 2022 and December 31, 2021, contingent liabilities related to renewal rights intangible assets were $3,488 and $2,419, respectively, with the contingent liabilities included in other liabilities on the consolidated balance sheets.

The renewal rights and non-compete intangible assets acquired do not meet the definition of a business as substantially all of the fair value of the intangible assets acquired are concentrated in a group of similar assets. Therefore, the Company accounted for the purchase of the renewal rights and non-compete intangible assets as an asset acquisition.

Note 8 -- Other Assets

The following table summarizes the Company’s other assets:

	June 30,	December 31,
	2022	2021
Benefits receivable related to retrospective reinsurance contracts	$10,938	$3,064
Reimbursement receivable under TPA service	1,519	3,525
Prepaid expenses	4,560	2,853
Deposits	2,577	406
Lease acquisition costs, net	570	505
Other	8,632	4,364
Total other assets	$28,796	$14,717

Note 9 -- Revolving Credit Facility

In May 2022, the Company repaid the entire credit facility balance of $15,000. For the three months ended June 30, 2022 and 2021, interest expense was $62 and $25, respectively, including $24 and $24 of amortization of issuance costs, respectively. For the six months ended June 30, 2022 and 2021, interest expense was $151 and $129, respectively, including $49 and $49 of amortization of issuance costs, respectively. At June 30, 2022, the Company was in compliance with all required covenants with no borrowings outstanding. The borrowing capacity of the facility is now $65,000.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 10 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	June 30,	December 31,
	2022	2021
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$—
4.25% Convertible Senior Notes, due March 1, 2037	23,916	23,916
3.90% Promissory Note, due through April 1, 2032	9,253	9,431
3.75% Callable Promissory Note, due through September 1, 2036	7,060	7,246
4.55% Promissory Note, due through August 1, 2036	5,098	5,225
Finance lease liabilities, due through October 15, 2024	21	31
Total principal amount	217,848	45,849
Less: unamortized issuance costs	(6,200)	(345)
Total long-term debt	$211,648	$45,504

The following table summarizes future maturities of long-term debt as of June 30, 2022, which takes into consideration the assumption that the 4.75% Convertible Senior Notes and 4.25% Convertible Senior Notes are repurchased at their respective next earliest call dates:

Due in 12 months following June 30,
2022	$1,026
2023	1,057
2024	1,096
2025	1,140
2026	197,603
Thereafter	15,926
Total	$217,848

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest Expense:
Contractual interest	$1,334	$1,704	$1,806	$3,411
Non-cash expense (a)	119	271	159	539
Total	$1,453	$1,975	$1,965	$3,950

(a)
Includes amortization of debt issuance costs.

4.75% Convertible Senior Notes

In May 2022, the Company issued 4.75% Convertible Senior Notes in a private offering for an aggregate principal amount of $172,500. The net proceeds of the 4.75% Convertible Senior Notes were $166,486 after $6,014 in related issuance and transaction costs. These notes mature June 1, 2042 and the cash interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022.

The 4.75% Convertible Senior Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. The 4.75% Convertible Senior Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

the issuance or repurchase of securities by the Company or any of its subsidiaries. The 4.75% Convertible Senior Notes provide no protection to the note holders in the event of a fundamental change or other corporate transaction involving the Company except those described in the indenture. The 4.75% Convertible Senior Notes do not require a sinking fund to be established for the purpose of redemption. In conjunction with the issuance of the 4.75% Convertible Senior Notes, the Company entered into a share repurchase agreement providing for the repurchase of shares of the Company’s common stock. See Note 18 -- “Equity” under Share Repurchase Agreement for additional information.

Embedded Conversion Feature

The conversion feature of the 4.75% Convertible Senior Notes is subject to conversion rate adjustments upon the occurrence of specified events (including payment of dividends above a specified amount) but will not be adjusted for any accrued and unpaid interest.

The conversion rate of the 4.75% Convertible Senior Notes is currently 12.4166 shares of common stock for each $1 in principal amount, which is the equivalent of approximately $80.54 per share.

The holders of the 4.75% Convertible Senior Notes may convert all or a portion of their convertible senior notes during specified periods prior to the maturity date as follows: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2022, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any ten consecutive trading-day period in which the trading price per $1 principal amount of the 4.75% Convertible Senior Notes is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if specified corporate events, including a change in control, occur; (4) if any or all of the 4.75% Convertible Senior Notes are called for redemption, at any time prior to the close of business on the business day prior to the redemption date; or (5) during either the period beginning on, and including, March 1, 2027 and ending at the close of business on the business day immediately preceding June 7, 2027, or the period beginning on, and including, March 1, 2042 and ending at the close of business on the business day immediately preceding the maturity date.

The note holders who elect to convert their convertible senior notes in connection with a fundamental change as described in the indenture will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has the option to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of June 30, 2022, none of the conditions allowing the holders of the 4.75% Convertible Senior Notes to convert had been met.

The Company determined that the 4.75% Convertible Senior Notes’ embedded conversion feature is not a derivative financial instrument and does not require bifurcation.

Embedded Redemption Feature – Fundamental Change

The note holders have the right to require the Company to repurchase for cash all or any portion of the 4.75% Convertible Senior Notes at par prior to the maturity date should any of the fundamental change events described in the indenture occur. The Company concluded that this embedded redemption feature is not a derivative financial instrument, does not require bifurcation, and that it is not probable at issuance that any of the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

specified fundamental change events will occur. Therefore, this embedded redemption feature is not substantive and will not affect the expected life of the liability.

Embedded Redemption Feature – Put Option of the Note Holder

At the option of the holders of the 4.75% Convertible Senior Notes, the Company is required to repurchase for cash all or any portion of the 4.75% Convertible Senior Notes at par on June 1, 2027, June 1, 2032 or June 1, 2037. The Company concluded that this embedded feature is not a derivative financial instrument and does not require bifurcation. Due to this provision, the Company determined that it is appropriate to amortize the debt issuance costs from the date the debt is issued to the earliest date at which the holders of the 4.75% Convertible Senior Notes can demand payment. Thus, the Company amortizes the issuance costs associated with the 4.75% Convertible Senior Notes over the period from May 23, 2022 to June 1, 2027.

The effective interest rate for the 4.75% Convertible Senior Notes, taking into account both cash and non-cash components, approximates 5.6%. Had a 20-year term been used for the amortization of the issuance costs of the 4.75% Convertible Senior Notes, the annual effective interest rate charged to earnings would have decreased to approximately 5.0%. As of June 30, 2022, the remaining amortization period of the debt issuance costs was expected to be 4.9 years for the 4.75% Convertible Senior Notes.

4.25% Convertible Senior Notes

On March 1, 2022, none of the holders of the 4.25% Convertible Senior Notes exercised the put option, which would have required the Company to repurchase for cash all or any portion of the notes at par. The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Senior Notes. Accordingly, as of June 30, 2022, the conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.4976 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.61 per share.

The debt issuance costs for the 4.25% Convertible Senior Notes had been fully amortized as of February 2022.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Premiums Written:
Direct	$187,792	$143,224	$359,773	$253,355
Assumed	(1,640)	41,754	3,673	57,471
Gross written	186,152	184,978	363,446	310,826
Ceded	(56,205)	(46,436)	(109,367)	(89,535)
Net premiums written	$129,947	$138,542	$254,079	$221,291
Premiums Earned:
Direct	$164,887	$115,733	$313,733	$226,025
Assumed	16,237	23,707	46,316	44,357
Gross earned	181,124	139,440	360,049	270,382
Ceded	(56,205)	(46,436)	(109,367)	(89,535)
Net premiums earned	$124,919	$93,004	$250,682	$180,847

During the three and six months ended June 30, 2022, the Company recognized ceded losses of $2,517 and $3,387, respectively, as reductions in losses and loss adjustment expenses. During the three and six months ended June 30, 2021, the Company recognized ceded losses of $487 and $594, respectively, as reductions in losses and loss adjustment expenses. At June 30, 2022 and December 31, 2021, there were 45 and 55 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at June 30, 2022 and December 31, 2021 were $53,482 and $76,650, respectively. Approximately 54.9% of the reinsurance recoverable balance at June 30, 2022 was receivable from three reinsurers, one of which was the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $17 and $28 for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, the Company derecognized credit loss expenses of $16 and $28, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $62 and $90 at June 30, 2022 and December 31, 2021, respectively.

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. Prior to June 1, 2022, there were two reinsurance contracts with retrospective provisions. For the three and six months ended June 30, 2022, the Company recognized reductions in premiums ceded of $6,390 and $7,874, respectively, related to these adjustments in the consolidated statements of income. For the three and six months ended June 30, 2021, the Company recognized reductions in premiums ceded of $3,575 and $8,255, respectively. See Note 20 -- “Commitments and Contingencies” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At June 30, 2022 and December 31, 2021, other assets included $10,938 and $3,064, respectively. Management believes the credit risk associated with the collectability of accrued benefits is minimal as the amount receivable is concentrated with reinsurers with good credit ratings and the Company monitors the creditworthiness of these reinsurers based on available information about each reinsurer’s financial condition.

Reinsurance provided to other insurance companies

For the three and six months ended June 30, 2022, $20,639 and $27,488, respectively, of assumed premiums written related to the Northeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in Massachusetts. For the three and six months ended June 30, 2021, assumed premiums written were $41,754 and $57,471, respectively. At June 30, 2022, the Company had a net balance of $1,772 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $1,522 and premiums payable of $329, offset by ceding commission receivable of $79. At December 31, 2021, the Company had a net balance of $4,486 due to United related to the Northeast Region, consisting of ceding commission payable of $535 and payable on paid losses and loss adjustment expenses of $4,017, offset by premiums receivable of $66.

Effective December 31, 2021, the Company entered into a separate agreement to provide 85% quota share reinsurance on United’s personal lines insurance policies in the states of Georgia, South Carolina and North Carolina through May 31, 2022. Effective June 1, 2022, the Company entered into a new agreement to provide 100% quota share reinsurance on United’s personal lines insurance policies in the Southeast Region. For the three and six months ended June 30, 2022, assumed premiums written related to the Southeast Region’s insurance policies were $18,999 and $31,161, respectively. At June 30, 2022, the Company had a net balance of $9,329 due to United, consisting of premiums payable of $14,027 and payable on paid losses and loss adjustment expenses of $2,780, offset by ceding commission receivable of $4,861 and a catastrophe cost allowance receivable of $2,617. At December 31, 2021, there was an amount receivable from United of $23,325, net of a ceding commission of $8,835 and a catastrophe cost allowance of $3,181.

At June 30, 2022 and December 31, 2021, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $82,468 and $73,716, respectively.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net balance, beginning of period*	$179,837	$144,630	$172,410	$141,065
Incurred, net of reinsurance, related to:
Current period	78,448	51,310	148,524	93,230
Prior period	8,382	4,607	11,010	8,438
Total incurred, net of reinsurance	86,830	55,917	159,534	101,668
Paid, net of reinsurance, related to:
Current period	(37,627)	(20,006)	(56,423)	(27,602)
Prior period	(32,626)	(25,640)	(79,107)	(60,230)
Total paid, net of reinsurance	(70,253)	(45,646)	(135,530)	(87,832)
Net balance, end of period	196,414	154,901	196,414	154,901
Add: reinsurance recoverable before allowance for credit losses	42,410	48,884	42,410	48,884
Gross balance, end of period	$238,824	$203,785	$238,824	$203,785

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and six months ended June 30, 2022, the Company recognized losses related to prior periods of $8,382 and $11,010, respectively, primarily to increase the reserve resulting from increased litigation. Loss and LAE expenses for the three and six months ended June 30, 2022 included estimated losses, net of reinsurance, of approximately $10,438 and $23,399, respectively, related to policies assumed from United. In addition, the Company recognized $5,811 and $11,932, respectively, of losses related to weather events in Florida during the three and six months ended June 30, 2022.

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

For the three months ended June 30, 2022 and 2021, revenues from the HCPCI insurance operations segment before intracompany elimination represented 69.8% and 77.6%, respectively, and revenues from the TypTap Group segment represented 27.9% and 20.3%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2022 and 2021, revenues from the HCPCI insurance operations segment before intracompany elimination represented 69.8% and 77.8%, respectively, and revenues from the TypTap Group segment represented 28.1% and 18.9%, respectively, of total revenues of all operating segments. At June 30, 2022 and December 31, 2021, HCPCI insurance operations’ total assets represented 55.2% and 58.7%, respectively, and TypTap Group’s total assets represented 33.1% and 29.3%, respectively, of the combined assets of all operating segments.

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

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended June 30, 2022	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$115,636	$67,443	$—	$—	$(1,955)	$181,124
Premiums ceded	(36,979)	(20,629)	—	—	1,403	(56,205)
Net premiums earned	78,657	46,814	—	—	(552)	124,919
Net (loss) income from investment portfolio	(1,446)	283	—	(1,228)	1,835	(556)
Policy fee income	628	424	—	—	—	1,052
Other	414	532	2,765	1,472	(4,672)	511
Total revenue	78,253	48,053	2,765	244	(3,389)	125,926
Expenses:
Losses and loss adjustment expenses	48,692	38,692	—	—	(554)	86,830
Amortization of deferred policy acquisition costs	15,904	7,167	—	—	—	23,071
Other policy acquisition expenses	679	3,135	—	—	—	3,814
Stock-based compensation expense	1,187	897	—	2,158	—	4,242
Interest expense	—	211	224	1,291	(211)	1,515
Depreciation and amortization	153	774	606	302	(600)	1,235
Personnel and other operating expenses	7,738	8,526	626	1,913	(2,024)	16,779
Total expenses	74,353	59,402	1,456	5,664	(3,389)	137,486
Income (loss) before income taxes	$3,900	$(11,349)	$1,309	$(5,420)	$—	$(11,560)
Total revenue from non-affiliates (d)	$76,276	$49,009	$2,427	$(359)
Gross premiums written	$113,139	$73,013

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $113,681 from HCPCI and $1,955 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended June 30, 2021	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$102,850	$39,000	$—	$—	$(2,410)	$139,440
Premiums ceded	(36,101)	(12,585)	—	—	2,250	(46,436)
Net premiums earned	66,749	26,415	—	—	(160)	93,004
Net income from investment portfolio	3,550	495	—	2,392	294	6,731
Policy fee income	701	291	—	—	—	992
Other	812	475	2,379	267	(3,156)	777
Total revenue	71,812	27,676	2,379	2,659	(3,022)	101,504
Expenses:
Losses and loss adjustment expenses	39,641	16,440	—	—	(164)	55,917
Amortization of deferred policy acquisition costs	20,540	5,553	—	—	—	26,093
Other policy acquisition expenses	(5,070)	2,021	—	—	125	(2,924)
Stock-based compensation expense	937	1,600	—	1,618	—	4,155
Interest expense	—	—	259	1,766	(25)	2,000
Depreciation and amortization	18	312	574	364	(605)	663
Personnel and other operating expenses	4,665	6,233	1,317	641	(2,353)	10,503
Total expenses	60,731	32,159	2,150	4,389	(3,022)	96,407
Income (loss) before income taxes	$11,081	$(4,483)	$229	$(1,730)	$—	$5,097
Total revenue from non-affiliates (d)	$70,914	$27,813	$2,041	$2,715
Gross premiums written	$124,222	$60,725

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $100,440 from HCPCI and $2,410 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Six Months Ended June 30, 2022	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$234,941	$128,065	$—	$—	$(2,957)	$360,049
Premiums ceded	(73,932)	(37,562)	—	—	2,127	(109,367)
Net premiums earned	161,009	90,503	—	—	(830)	250,682
Net (loss) income from investment portfolio	(2,903)	267	—	(912)	1,970	(1,578)
Policy fee income	1,282	827	—	—	—	2,109
Other	1,661	1,001	5,168	2,308	(8,385)	1,753
Total revenue	161,049	92,598	5,168	1,396	(7,245)	252,966
Expenses:
Losses and loss adjustment expenses	92,687	67,680	—	—	(833)	159,534
Amortization of deferred policy acquisition costs	35,006	16,589	—	—	—	51,595
Other policy acquisition expenses	1,342	3,418	—	—	—	4,760
Stock-based compensation expense	2,331	1,782	—	4,466	—	8,579
Interest expense	—	411	451	1,665	(411)	2,116
Depreciation and amortization	267	1,335	1,211	474	(1,223)	2,064
Personnel and other operating expenses	15,056	16,019	1,933	3,647	(4,778)	31,877
Total expenses	146,689	107,234	3,595	10,252	(7,245)	260,525
Income (loss) before income taxes	$14,360	$(14,636)	$1,573	$(8,856)	$—	$(7,559)
Total revenue from non-affiliates (d)	$158,009	$93,832	$4,491	$90
Gross premiums written	$204,280	$159,166

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $231,984 from HCPCI and $2,957 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Six Months Ended June 30, 2021	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$207,371	$67,811	$—	$—	$(4,800)	$270,382
Premiums ceded	(72,081)	(22,094)	—	—	4,640	(89,535)
Net premiums earned	135,290	45,717	—	—	(160)	180,847
Net income from investment portfolio	4,430	831	—	3,887	3,021	12,169
Policy fee income	1,413	549	—	—	—	1,962
Other	1,333	650	7,513	827	(8,923)	1,400
Total revenue	142,466	47,747	7,513	4,714	(6,062)	196,378
Expenses:
Losses and loss adjustment expenses	73,080	28,752	—	—	(164)	101,668
Amortization of deferred policy acquisition costs	33,287	10,190	—	—	—	43,477
Other policy acquisition expenses	(246)	3,062	—	—	(59)	2,757
Stock-based compensation expense	1,698	1,967	—	2,832	—	6,497
Interest expense	—	90	741	3,518	(270)	4,079
Depreciation and amortization	38	600	1,161	540	(1,238)	1,101
Personnel and other operating expenses	9,723	11,355	2,518	2,335	(4,331)	21,600
Total expenses	117,580	56,016	4,420	9,225	(6,062)	181,179
Income (loss) before income taxes	$24,886	$(8,269)	$3,093	$(4,511)	$—	$15,199
Total revenue from non-affiliates (d)	$141,114	$48,192	$6,836	$4,239
Gross premiums written	$205,210	$105,615

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $202,571 from HCPCI and $4,800 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	June 30,	December 31,
	2022	2021
Segments:
HCPCI Insurance Operations	$635,564	$676,509
TypTap Group	431,610	369,600
Real Estate Operations	127,953	127,651
Corporate and Other	176,474	65,349
Consolidation and Elimination	(90,898)	(62,252)
Total assets	$1,280,703	$1,176,857

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	June 30,	December 31,
	2022	2021
Operating leases:
ROU assets	$1,861	$2,204
Liabilities	$1,824	$2,203
Finance leases:
ROU assets	$80	$86
Liabilities	$21	$31

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
(b)
There are no variable lease payments.
(c)
Rent escalation provisions exist.
(d)
There is a bargain purchase option.

As of June 30, 2022, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following June 30,
2022	$1,090	$16
2023	177	5
2024	98	1
2025	103	—
2026	109	—
Thereafter	434	—
Total lease payments	2,011	22
Less: interest	187	1
Total lease obligations	$1,824	$21

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$5	$5	$10	$9
Interest expense	—	—	—	1
Operating lease costs*	282	391	656	845
Short-term lease costs*	91	113	201	150
Total lease costs	$378	$509	$867	$1,005
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases			$—	$1
Operating cash flows – operating leases			$648	$848
Financing cash flows – finance leases			$10	$9

	June 30,
	2022
Weighted-average remaining lease term:
Finance leases (in years)	1.5
Operating leases (in years)	4.2
Weighted-average discount rate:
Finance leases (%)	3.4%
Operating leases (%)	3.9%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)
There are no purchase options.

Note 15 -- Income Taxes

During the three months ended June 30, 2022, the Company recorded approximately $3,018 of income tax benefit, which resulted in an effective tax rate of 26.1%. During the three months ended June 30, 2021, the Company recorded approximately $1,267 of income taxes, which resulted in an effective tax rate of 24.9%. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to an increase in non-deductible compensation expense related to restricted stock granted to certain executives and the increased Florida corporate tax rate effective January 1, 2022. During the six months ended June 30, 2022, the Company recorded approximately $1,808 of income tax benefit, which resulted in an effective tax rate of 23.9%. During the six months ended June 30, 2021, the Company recorded approximately $4,524 of income taxes, which resulted in an effective tax rate of 29.8%. The decrease in the effective tax rate in 2022 as

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

compared with the corresponding period in the prior year was primarily attributable to the recognition of tax benefits attributable to restricted stock that vested in February and May 2022. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

Note 16 -- Earnings Per Share

U.S. GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted earnings (loss) per share during periods of net income or loss. For a majority-owned subsidiary, its basic and diluted earnings (loss) per share are first computed separately. Then, the Company’s proportionate share in that majority-owned subsidiary’s earnings is added to the computation of both basic and diluted earnings (loss) per share at a consolidated level.

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Loss	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net (loss) income	$(8,542)			$3,830
Less: Net income attributable to redeemable noncontrolling interest	(2,268)			(2,179)
Less: TypTap Group’s net loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	829			429
Net (loss) income attributable to HCI	(9,981)			2,080
Less: Loss (income) attributable to participating securities	635			(168)
Basic (Loss) Earnings Per Share:
(Loss) income allocated to common stockholders	(9,346)	9,022	$(1.04)	1,912	7,526	$0.25
Effect of Dilutive Securities: *
Stock options	—	—		—	175
Warrants	—	—		—	247
Diluted (Loss) Earnings Per Share:
(Loss) income available to common stockholders and assumed conversions	$(9,346)	9,022	$(1.04)	$1,912	7,948	$0.24

(a)	Shares in thousands.
*

For the three months ended June 30, 2022, convertible senior notes, stock options, and warrants were excluded due to anti-dilutive effect. For the three months ended June 30, 2021, convertible senior notes were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Loss	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net (loss) income	$(5,751)			$10,675
Less: Net income attributable to redeemable noncontrolling interest	(4,516)			(2,973)
Less: TypTap Group’s net loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	1,189			501
Net (loss) income attributable to HCI	(9,078)			8,203
Less: Loss (income) attributable to participating securities	590			(569)
Basic (Loss) Earnings Per Share:
(Loss) income allocated to common stockholders	(8,488)	9,249	$(0.92)	7,634	7,500	$1.02
Effect of Dilutive Securities: *
Stock options	—	—		—	141
Warrants	—	—		—	161
Diluted (Loss) Earnings Per Share:
(Loss) income available to common stockholders and assumed conversions	$(8,488)	9,249	$(0.92)	$7,634	7,802	$0.98

(a)	Shares in thousands.
*

For the six months ended June 30, 2022, convertible senior notes, stock options, and warrants were excluded due to anti-dilutive effect. For the six months ended June 30, 2021, convertible senior notes were excluded due to anti-dilutive effect.

Note 17 -- Redeemable Noncontrolling Interest

The following table summarizes the activity of redeemable noncontrolling interest during the six months ended June 30, 2022 and 2021:

	2022	2021
Balance at January 1	$89,955	$—
Initial proceeds from Centerbridge	—	100,000
Increase (decrease):
Proceeds allocated to warrants*	—	(9,217)
Issuance costs	—	(6,262)
Issuance costs allocated to warrants*	—	577
Accrued cash dividends	1,342	458
Accretion - increasing dividend rates	906	336
Dividends paid	(2,508)	—
Balance at March 31	$89,695	$85,892
Increase (decrease):
Accrued cash dividends	1,500	1,250
Accretion - increasing dividend rates	768	929
Balance at June 30	$91,963	$88,071

*Net decrease related to warrants of $8,640.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the three months ended June 30, 2022 and 2021, net income attributable to redeemable noncontrolling interest was $2,268 and $2,179, respectively, consisting of accrued cash dividends of $1,500 and $1,250, respectively, and accretion related to increasing dividend rates of $768 and $929, respectively. For the six months ended June 30, 2022 and 2021, net income attributable to redeemable noncontrolling interest was $4,516 and $2,973, respectively, consisting of accrued cash dividends of $2,842 and $1,708, respectively, and accretion related to increasing dividend rates of $1,674 and $1,265, respectively.

Note 18 -- Equity

Stockholders’ Equity

Common Stock

In March 2022, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees during 2022. During the three and six months ended June 30, 2022, the Company repurchased and retired a total of 29,465 shares at a weighted average price per share of $63.92 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three and six months ended June 30, 2022 was $1,884 or $63.95 per share.

On April 26, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on June 17, 2022 to stockholders of record on May 17, 2022.

Warrants

At June 30, 2022, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock at an exercise price of $54.40. The warrants expire on February 26, 2025.

Share Repurchase Agreement

In conjunction with the issuance of the 4.75% Convertible Senior Notes as described in Note 10 -- “Long-Term Debt” under 4.75% Convertible Senior Notes, the Company used $66,853 of the net proceeds to repurchase and retire an aggregate of 1,037,600 shares of its common stock at a price of $64.43 per share from institutional investors.

Prepaid Share Repurchase Forward Contract

In March 2022, the Company’s share repurchase forward contract with Societe Generale, entered into in conjunction with the 2017 issuance of the 4.25% Convertible Senior Notes, was physically settled with the delivery from Societe Generale of 191,100 shares of HCI’s common stock to the Company.

Noncontrolling Interests

At June 30, 2022, there were 81,138,380 shares of TTIG’s common stock outstanding, of which 6,138,380 shares were not owned by HCI.

During the three and six months ended June 30, 2022, TTIG repurchased and retired a total of 45,239 and 66,983 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the three and six months ended June 30, 2022 was $262 and $389, respectively.

Note 19 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At June 30, 2022, there were 1,108,940 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six months ended June 30, 2022 and 2021 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2022	440,000	$45.25	6.6 years	$18,119
Outstanding at March 31, 2022	440,000	$45.25	6.3 years	$10,494
Outstanding at June 30, 2022	440,000	$45.25	6.1 years	$9,354
Exercisable at June 30, 2022	357,500	$44.23	5.8 years	$7,965

Outstanding at January 1, 2021	440,000	$45.25	7.6 years	$3,113
Outstanding at March 31, 2021	440,000	$45.25	7.3 years	$13,464
Outstanding at June 30, 2021	440,000	$45.25	7.1 years	$23,883
Exercisable at June 30, 2021	275,000	$43.40	6.6 years	$15,436

There were no options exercised during the three and six months ended June 30, 2022 and 2021. For the three months ended June 30, 2022 and 2021, the Company recognized $161 and $219, respectively, of compensation expense which was included in general and administrative personnel expenses. For the six months ended June 30, 2022 and 2021, the Company recognized $345 and $442, respectively, of compensation expense. Deferred tax benefits related to stock options were $0 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $0 and $1 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, there was $660 and $1,005, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.3 years.

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

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2022 and 2021 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2022	679,997	$39.72
Granted	4,000	$70.58
Vested	(50,667)	$50.68
Forfeited	(3,265)	$45.85
Nonvested at March 31, 2022	630,065	$39.00
Granted	3,000	$67.30
Vested	(51,125)	$45.04
Forfeited	(700)	$45.61
Nonvested at June 30, 2022	581,240	$38.61

Nonvested at January 1, 2021	423,787	$43.79
Granted	548,086	$36.95
Vested	(41,250)	$42.18
Cancelled	(141,600)	$43.76
Forfeited	(2,050)	$45.67
Nonvested at March 31, 2021	786,973	$39.11
Granted	3,000	$76.00
Vested	(68,541)	$43.80
Cancelled	(1,160)	$45.96
Forfeited	(9,060)	$46.44
Nonvested at June 30, 2021	711,212	$38.71

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $3,184 and $2,336 for the three months ended June 30, 2022 and 2021, respectively, and $6,452 and $4,241 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, there was approximately $12,845 and $18,995, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.1 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Deferred tax benefits recognized	$639	$495	$1,291	$459
Tax benefits realized for restricted stock and paid dividends	$902	$1,357	$1,304	$1,412
Fair value of vested restricted stock	$2,303	$3,002	$4,871	$4,742

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Subsidiary Equity Plan

For the three months ended June 30, 2022 and 2021, TypTap Group recognized compensation expense related to its stock-based awards of $897 and $1,599, respectively. For the six months ended June 30, 2022 and 2021, TypTap Group recognized compensation expense related to its stock-based awards of $1,782 and $1,814, respectively. At June 30, 2022 and December 31, 2021, there was $9,558 and $11,230, respectively, of unrecognized compensation expense related to nonvested restricted stock and stock options.

Note 20 -- Commitments and Contingencies

Agreement with Florida Department of Transportation

In May 2022, the Company entered into an agreement to sell 1.5 acres of land in Tampa, Florida for net proceeds of $14,500 to the Florida Department of Transportation (“FDOT”) in connection with an eminent domain proceeding for a planned road improvement project. Upon the sale closing in July 2022, the Company will retain from its investment property an office building on approximately six acres of land. See Note 21 -- “Subsequent Events” for additional information.

Obligations under Multi-Year Reinsurance Contracts

As of June 30, 2022, the Company has a contractual obligation related to one multi-year reinsurance contract. The contract was entered into effective June 1, 2022 and the Company’s previous two multi-year reinsurance contracts were commuted effective May 31, 2022. The contract may be cancelled only with the other party’s consent or when its respective experience account is positive at the end of each contract year. The table below represents the future minimum aggregate premium amounts payable to the reinsurer.

Due in 12 months following June 30,
2022	$91,350
2023	91,350
Total	$182,700

Capital Commitments

As described in Note 4 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At June 30, 2022, there was an aggregate unfunded balance of $6,465.

FIGA Assessments

In October 2021, the Florida Office of Insurance Regulation approved a 2022 assessment for the Florida Insurance Guaranty Association (“FIGA”) which is necessary to secure funds for the payment of covered claims of insolvent insurance companies. The 2022 FIGA assessment is levied at 0.70% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, will be assessed on new and renewal policies with effective dates beginning January 1, 2022 through December 31, 2022.

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

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of June 30, 2022, the FIGA assessments payable by the Company were $954.

Note 21 -- Subsequent Events

On July 1, 2022, the Company closed on its agreement to sell 1.5 acres of land in Tampa, Florida for net proceeds of $14,500 to the FDOT in connection with the eminent domain proceeding for the planned road improvement project. This sale results in a net realized gain of $13,402 recognized in July 2022 which will be reflected in net investment income. Upon the close of the sale, the Company is retaining from its investment property an office building on approximately six acres of land.

On July 14, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 16, 2022 to stockholders of record on August 19, 2022.

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

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effects of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; changes in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; the severity and impact of a pandemic; and other risks and uncertainties detailed herein and from time to time in our SEC reports.

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
TypTap Group
▪
Property and casualty insurance
▪
Information technology
c)
Real Estate Operations
d)
Other Operations
▪
Holding company operations

For the three months ended June 30, 2022 and 2021, revenues from HCPCI insurance operations before intracompany elimination represented 69.8% and 77.6%, respectively, and revenues from TypTap Group represented 27.9% and 20.3%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2022 and 2021, revenues from HCPCI insurance operations before intracompany elimination represented

69.8% and 77.8%, respectively, and revenues from TypTap Group represented 28.1% and 18.9%, respectively, of total revenues of all operating segments. At June 30, 2022 and December 31, 2021, HCPCI insurance operations’ total assets represented 55.2% and 58.7%, respectively, and TypTap Group’s total assets represented 33.1% and 29.3%, respectively, of the combined assets of all operating segments. See Note 13 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

In 2021, HCPCI began providing quota share reinsurance on all in-force, new and renewal policies issued by United in the Northeast Region. HCPCI began renewing and/or replacing United policies in two states in December 2021, a third state in January 2022, and the fourth state in April 2022.

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

TypTap Group

Property and Casualty Insurance

TypTap Insurance Group, Inc. (“TTIG”), our majority-owned subsidiary, currently has four subsidiaries: TypTap Insurance Company (“TypTap”), TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTIG is primarily engaged in the property and casualty insurance business and is currently using internally developed technology to collect and analyze claims and other supplemental data to generate savings and efficiency for its insurance operations.

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium since 2016. TypTap’s policies in force have increased from 6,721 in January 2018 to 75,421 at June 30, 2022. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently. As of August 2, 2022, TypTap has been approved to offer homeowners coverage in 18 states outside of Florida. TypTap is currently operating in twelve states. In addition to the expansion in TypTap business, we also expect continued growth from the United policies assigned to TypTap through the renewal rights agreements acquired by HCI.

In 2021, TypTap began providing quota share reinsurance on all in-force, new and renewal policies issued by United in the Northeast Region. TypTap began renewing and/or replacing United policies in two states in December 2021, a third state in January 2022, and the fourth state in April 2022.

In June 2022, TypTap entered into a new reinsurance agreement with United where TypTap provides 100% quota share reinsurance on all of United’s personal lines insurance business in the Southeast Region from June 1, 2022 through May 31, 2023. In exchange, TypTap pays United a ceding commission of 16% of premium.

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

Recent Events

On July 1, 2022, we closed on our agreement to sell 1.5 acres of land in Tampa, Florida for net proceeds of $14,500,000 to the Florida Department of Transportation in connection with the eminent domain proceeding for the planned road improvement project. This sale results in a net realized gain of $13,402,000.

On July 14, 2022, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 16, 2022 to stockholders of record on August 19, 2022.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Gross premiums earned	$181,124	$139,440	$360,049	$270,382
Premiums ceded	(56,205)	(46,436)	(109,367)	(89,535)
Net premiums earned	124,919	93,004	250,682	180,847
Net investment income	3,684	2,635	6,552	7,229
Net realized investment (losses) gains	(6)	2,607	(320)	3,720
Net unrealized investment (losses) gains	(4,234)	1,489	(7,810)	1,220
Policy fee income	1,052	992	2,109	1,962
Other income	511	777	1,753	1,400
Total revenue	125,926	101,504	252,966	196,378
Expenses
Losses and loss adjustment expenses	86,830	55,917	159,534	101,668
Policy acquisition and other underwriting expenses	26,863	23,169	56,271	46,234
General and administrative personnel expenses	15,301	10,546	29,335	20,196
Interest expense	1,515	2,000	2,116	4,079
Other operating expenses	6,977	4,775	13,269	9,002
Total expenses	137,486	96,407	260,525	181,179
(Loss) income before income taxes	(11,560)	5,097	(7,559)	15,199
Income tax (benefit) expense	(3,018)	1,267	(1,808)	4,524
Net (loss) income	(8,542)	3,830	(5,751)	10,675
Net income attributable to noncontrolling interests	(1,439)	(1,913)	(3,327)	(2,610)
Net (loss) income after noncontrolling interests	$(9,981)	$1,917	$(9,078)	$8,065
Ratios to Net Premiums Earned:
Loss Ratio	69.51%	60.12%	63.64%	56.22%
Expense Ratio	40.55%	43.54%	40.29%	43.97%
Combined Ratio	110.06%	103.66%	103.93%	100.19%
Ratios to Gross Premiums Earned:
Loss Ratio	47.94%	40.10%	44.31%	37.60%
Expense Ratio	27.97%	29.04%	28.05%	29.41%
Combined Ratio	75.91%	69.14%	72.36%	67.01%
(Loss) Earnings Per Share Data:
Basic	$(1.04)	$0.25	$(0.92)	$1.02
Diluted	$(1.04)	$0.24	$(0.92)	$0.98

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Our results of operations for the three months ended June 30, 2022 reflect net loss of approximately $8,542,000 or $1.04 loss per share, compared with net income of approximately $3,830,000 or $0.24 diluted earnings per share, for the three months ended June 30, 2021. The quarter-over-quarter decrease was due to a $30,913,000 increase in losses and loss adjustment expenses, a net decrease in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses) of $7,287,000, a $4,755,000 increase in general and administrative personnel expenses, and a $3,694,000 increase in policy acquisition and other underwriting expenses, offset by an increase in net premiums earned of $31,915,000 and a $485,000 decrease in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended June 30, 2022 and 2021 were approximately $181,124,000 and $139,440,000, respectively. HCPCI gross premiums earned were $113,681,000 for the three months ended June 30, 2022 compared to $100,440,000 for the three months ended June 30, 2021. Gross premiums earned from the United insurance policies assumed were $16,237,000 for the three months ended June 30, 2022 compared to $23,707,000 for the three months ended June 30, 2021. TypTap’s gross premiums earned were $67,443,000 versus $39,000,000 for the same comparative period with the increase due to a greater number of policies in force from the organic growth in TypTap’s business and from the business assumed from United beginning June 1, 2021.

Premiums Ceded for the three months ended June 30, 2022 and 2021 were approximately $56,205,000 and $46,436,000, respectively, representing 31.0% and 33.3%, respectively, of gross premiums earned. The $9,769,000 increase was primarily attributable to higher reinsurance costs for the 2022 contract year due to an increased overall reinsurance coverage amount as a result of premium growth and expansion.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance contracts. For the three months ended June 30, 2022, premiums ceded included a decrease of $6,390,000 related to retrospective provisions compared with a decrease of $3,575,000 for the three months ended June 30, 2021. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended June 30, 2022 and 2021 totaled approximately $129,947,000 and $138,542,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The decrease in 2022 resulted from an increase in premiums ceded to reinsurers as described above. We had approximately 220,600 policies in force at June 30, 2022 (excluding policies assumed from United) as compared with approximately 150,000 policies in force at June 30, 2021.

Net Premiums Earned for the three months ended June 30, 2022 and 2021 were approximately $124,919,000 and $93,004,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended
	June 30,
	2022	2021
Net Premiums Written	$129,947	$138,542
Increase in Unearned Premiums	(5,028)	(45,538)
Net Premiums Earned	$124,919	$93,004

Net Investment Income for the three months ended June 30, 2022 and 2021 was approximately $3,684,000 and $2,635,000, respectively. The $1,049,000 increase was primarily attributable to a $1,194,000 increase in income from real estate investments and a $753,000 increase in income from available-for-sale fixed-maturity securities, offset by a $1,553,000 decrease in income from limited partnership investments. See Net Investment Income (Loss) under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Losses for the three months ended June 30, 2022 were approximately $6,000 versus $2,607,000 of net realized investment gains for the three months ended June 30, 2021. The $2,613,000 decrease was primarily attributable to net gains from selling equity securities and other investments during 2021.

Net Unrealized Investment Losses for the three months ended June 30, 2022 were approximately $4,234,000 versus $1,489,000 of net unrealized investment gains for the three months ended June 30, 2021. The net unrealized investment loss for the three months ended June 30, 2022 was primarily attributable to an overall decline in the equity market compared with the three months ended June 30, 2021.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $86,830,000 and $55,917,000 for the three months ended June 30, 2022 and 2021, respectively. HCPCI losses and loss adjustment expenses were $48,692,000 for the three months ended June 30, 2022 compared to $39,641,000 for the three months ended June 30, 2021. The increase was primarily attributable to a $7,902,000 net increase in losses attributable to the United policies assumed due to an increase in the number of policies assumed from United and $1,074,000 of additional losses reported during the second quarter of 2022 from Tropical Storm Eta. Losses and loss adjustment expenses for TypTap were $38,692,000 versus $16,440,000 for the same comparative period. The increase was attributable to $16,500,000 of losses attributable to the greater number of TypTap policies in force, $2,507,000 of additional losses from policies renewed or assumed from United, and $3,445,000 of prior period loss development. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2022 and 2021 were approximately $26,863,000 and $23,169,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, catastrophe allowance payable to United, and premium taxes. An increase in policy acquisition costs primarily results from premium growth. Policy acquisition expenses for HCPCI insurance operations were $16,583,000 for the three months ended June 30, 2022 compared to $15,470,000 for the three months ended June 30, 2021. The increase was due to amortization of increased costs associated with the increase in the number of policies assumed from United. TypTap Group policy acquisition expenses were $10,302,000 versus $7,574,000 for the same comparative period, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months and the policies assumed from United.

General and Administrative Personnel Expenses for the three months ended June 30, 2022 and 2021 were approximately $15,301,000 and $10,546,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $4,755,000 was primarily attributable to an increase in the headcount of temporary and full-time employees and merit increases for non-executive employees effective in late February 2022.

Interest Expense for the three months ended June 30, 2022 and 2021 was approximately $1,515,000 and $2,000,000, respectively. The decrease primarily resulted from conversions of our 4.25% convertible senior notes during the second half of 2021, offset by interest expense related to our 4.75% convertible senior notes issued in May 2022.

Income Tax Benefit for the three months ended June 30, 2022 was approximately $3,018,000 for state, federal, and foreign income taxes resulting in an effective tax rate of 26.1% for 2022. This compared with approximately $1,267,000 of income tax expense for the three months ended June 30, 2021, resulting in an effective tax rate of 24.9% for 2021. The increase in the effective tax rate was primarily attributable to an increase in non-deductible compensation expense related to certain executive compensation and the increased Florida corporate tax rate effective January 1, 2022.

Ratios:

The loss ratio applicable to the three months ended June 30, 2022 (losses and loss adjustment expenses incurred related to net premiums earned) was 69.5% compared with 60.1% for the three months ended June 30, 2021. The increase was primarily due to the increase in losses and loss adjustment expenses as further described above, offset in part by the increase in net premiums earned.

The expense ratio applicable to the three months ended June 30, 2022 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 40.6% compared with 43.6% for the three months ended June 30, 2021. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned and the decrease in interest expense, offset in part by the increase in general and administrative personnel expenses.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2022 was 110.1% compared with 103.7% for the three months ended June 30, 2021. The increase in 2022 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2022 was 75.9% compared with 69.1% for the three months ended June 30, 2021. The increase in 2022 was primarily attributable to the increase in losses and loss adjustment expenses, offset by the increase in gross premiums earned.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Our results of operations for the six months ended June 30, 2022 reflect net loss of approximately $5,751,000 or $0.92 loss per share, compared with net income of approximately $10,675,000 or $0.98 diluted earnings per share, for the six months ended June 30, 2021. The period-over-period decrease was primarily due to a $57,866,000 increase in losses and loss adjustment expenses, a net decrease in income from our investment portfolio (consisting of net investment income/loss and net realized and unrealized gains/losses) of $13,747,000, a $10,037,000 increase in policy acquisition and other underwriting expenses, and a $9,139,000 increase in general and administrative personnel expenses, offset by an increase in net premiums earned of $69,835,000 and a $1,963,000 decrease in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the six months ended June 30, 2022 and 2021 were approximately $360,049,000 and $270,382,000, respectively. HCPCI gross premiums earned were $231,984,000 for the six months ended June 30, 2022 compared to $202,571,000 for the six months ended June 30, 2021. Gross premiums earned from the United insurance policies assumed were $46,316,000 for the six months ended June 30, 2022 compared to $44,357,000 for the six months ended June 30, 2021. TypTap’s gross premiums earned were $128,065,000 versus $67,811,000 for the same comparative period with the increase due to a greater number of policies in force from the organic growth in TypTap’s business and from the business assumed from United beginning June 1, 2021.

Premiums Ceded for the six months ended June 30, 2022 and 2021 were approximately $109,367,000 and $89,535,000, respectively, representing 30.4% and 33.1%, respectively, of gross premiums earned. The $19,832,000 increase was primarily attributable to higher reinsurance costs for the 2022 contract year due to an increased overall reinsurance coverage amount as a result of premium growth and expansion.

For the six months ended June 30, 2022, premiums ceded included a decrease of $7,874,000 related to retrospective provisions compared with a net reduction of $8,255,000 for the six months ended June 30, 2021. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the six months ended June 30, 2022 and 2021 totaled approximately $254,079,000 and $221,291,000, respectively. The $32,788,000 increase in 2022 resulted primarily from the factors described earlier.

Net Premiums Earned for the six months ended June 30, 2022 and 2021 were approximately $250,682,000 and $180,847,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net Premiums Written	$254,079	$221,291
Increase in Unearned Premiums	(3,397)	(40,444)
Net Premiums Earned	$250,682	$180,847

Net Investment Income for the six months ended June 30, 2022 and 2021 was approximately $6,552,000 and $7,229,000, respectively. The $677,000 decrease was primarily attributable to a $1,456,000 decrease in income from real estate investments and a $560,000 decrease in income from limited partnership investments, offset by a $760,000 increase in income from available-for-sale fixed-maturity securities. See Net Investment Income (Loss) under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Unrealized Investment Losses for the six months ended June 30, 2022 were approximately $7,810,000 versus $1,220,000 of net unrealized investment gains for the six months ended June 30, 2021. The net unrealized investment loss for the six months ended June 30, 2022 was primarily attributable to an overall decline in the equity market compared with the six months ended June 30, 2021.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $159,534,000 and $101,668,000 for the six months ended June 30, 2022 and 2021, respectively. HCPCI losses and loss adjustment expenses were $92,687,000 for the six months ended June 30, 2022 compared to $73,080,000 for the six months ended June 30, 2021. The increase was primarily attributable to $3,000,000 of losses associated with growth in HCPCI’s Florida portfolio, a $13,972,000 net increase in losses attributable to the United policies assumed due to an increase in the number of policies assumed from United and $1,241,000 of additional losses reported during the first half of 2022 from Tropical Storm Eta. Losses and loss adjustment expenses for TypTap were $67,680,000 versus $28,752,000 for the same comparative period. The increase was attributable to $29,750,000 of losses attributable to the greater number of TypTap policies in force, $4,951,000 of additional losses from policies assumed or renewed from United, and $3,990,000 of prior period losses. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2022 and 2021 were approximately $56,271,000 and $46,234,000 on a consolidated basis, respectively. Policy acquisition expenses for HCPCI insurance operations were $36,348,000 for the six months ended June 30, 2022 compared to $33,041,000 for the six months ended June 30, 2021. The increase was due to amortization of increased costs associated with the increase in the number of policies assumed from United. TypTap Group policy acquisition expenses were $20,007,000 versus $13,252,000 for the same comparative period, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months and the policies assumed from United.

General and Administrative Personnel Expenses for the six months ended June 30, 2022 and 2021 were approximately $29,335,000 and $20,196,000, respectively. The period-over-period increase of $9,139,000 was primarily attributable to an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees effective in late February 2022, and higher stock-based compensation expense.

Interest Expense for the six months ended June 30, 2022 and 2021 was approximately $2,116,000 and $4,079,000, respectively. The decrease primarily resulted from conversions of our 4.25% convertible senior notes during the second half of 2021, offset by interest expense related to our 4.75% convertible senior notes issued in May 2022.

Income Tax Benefit for the six months ended June 30, 2022 was approximately $1,808,000 for state, federal, and foreign income taxes resulting in an effective tax rate of 23.9% for 2022. This compared with approximately $4,524,000 of income tax expense for the six months ended June 30, 2021, resulting in an effective tax rate of 29.8% for 2021. The decrease in the effective tax rate was primarily attributable to the recognition of tax benefits attributable to restricted stock that vested in February and May 2022.

Ratios:

The loss ratio applicable to the six months ended June 30, 2022 (losses and loss adjustment expenses incurred related to net premiums earned) was 63.6% compared with 56.2% for the six months ended June 30, 2021. The increase was primarily due to the increase in losses and loss adjustment expenses as further described above, offset in part by the increase in net premiums earned.

The expense ratio applicable to the six months ended June 30, 2022 was 40.3% compared with 44.0% for the six months ended June 30, 2021. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned and the decrease in interest expense, offset in part by the increase in policy acquisition, underwriting and personnel expenses.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2022 was 103.9% compared with 100.2% for the six months ended June 30, 2021. The increase in 2022 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2022 was 72.4% compared with 67.0% for the six months ended June 30, 2021. The increase in 2022 was primarily attributable to the increase in losses and loss adjustment expenses, offset by the increase in gross premiums earned.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at June 30, 2022:

	Maturity Date	Payment Due Date
4.75% Convertible Senior Notes*	June 2042	June 1 and December 1**
4.25% Convertible Senior Notes	March 2037	March 1 and September 1
3.75% Callable Promissory Note	Through September 2036	1st day of each month
4.55% Promissory Note	Through August 2036	1st day of each month
3.90% Promissory Note	Through April 2032	1st day of each month
Finance leases	Through October 2024	Various
Revolving credit facility	Through December 2023	January 1, April 1, July 1, October 1

*	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on June 1, 2027, June 1, 2032 or June 1, 2037.
**	The cash interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022.

See Note 10 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Share Repurchase Plan

In March 2022, the Board approved a plan to repurchase up to $20,000,000 of common shares during 2022 under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At June 30, 2022, there was approximately $18,117,000 available under the plan. See Note 18 -- “Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for more information.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for four of the remaining funds have expired, the general partners may request additional funds under certain circumstances. At June 30, 2022, there was an aggregate unfunded capital balance of $6,465,000. See Limited Partnership Investments under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk investments. Thus, we may consider increasing our real estate investment portfolio should an opportunity arise.

We currently have a 90% equity interest in FMKT Mel JV, LLC, a Florida limited liability company for which we are not the primary beneficiary. In June 2022, FMKT Mel JV sold its last outparcel and recognized a net gain of $572,000. We anticipate that the liquidation of FMKT Mel JV and the distribution of its earnings will take place during the third quarter of 2022.

Sources and Uses of Cash

Cash Flows for the Six Months Ended June 30, 2022

Net cash provided by operating activities for the six months ended June 30, 2022 was approximately $21,629,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $26,584,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $360,095,000 was primarily due to the purchases of fixed-maturity and equity securities of $394,021,000, the purchases of property and equipment of $4,229,000, and the purchase of intangible assets from United of $3,800,000, offset by the proceeds from sales of fixed-maturity and equity securities of $35,921,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $4,020,000, and distributions received from limited partnership investments of $2,335,000. Net cash provided by financing activities totaled $70,267,000, which was primarily due to the proceeds from issuance of 4.75% Convertible Senior Notes of $172,500,000, offset by $69,987,000 of share repurchases, net repayment of our revolving credit facility of $15,000,000, $8,091,000 of net cash dividend payments, debt issuance costs paid of $5,757,000, cash dividends paid to redeemable noncontrolling interest of $2,508,000, and repayments of long-term debt of $501,000.

Cash Flows for the Six Months Ended June 30, 2021

Net cash provided by operating activities for the six months ended June 30, 2021 was approximately $95,647,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $23,775,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $37,805,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $71,191,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $16,677,000, and distributions received from limited partnership investments of $2,653,000, offset by the purchases of fixed-maturity and equity securities of $51,378,000, and the purchases of property and equipment of $1,275,000. Net cash provided by financing activities totaled $61,538,000, which consisted of net proceeds of $93,738,000 from Centerbridge for investment in TTIG, offset by $6,452,000 of net cash dividend payments, net repayment of our revolving credit facility of $23,750,000, and $1,308,000 used in share repurchases.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At June 30, 2022, we had $434,290,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2022, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 20 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2022, $177,320,000 of the total $238,824,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $61,504,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At June 30, 2022, $42,941,000 of the $61,504,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $237,165,000 at December 31, 2021 to $238,824,000 at June 30, 2022. The $1,659,000 increase is comprised of $92,101,000 in reserves established for the 2022 loss year, offset by reductions in our Reserves of $21,777,000 specific to Hurricane Irma, Hurricane Michael, Hurricane Sally and Tropical Storm Eta, and reductions in our non-catastrophe Reserves of $49,711,000 for 2021 and $18,954,000 for 2020 and prior loss years. The Reserves established for 2022 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of June 30, 2022. The decrease of $68,665,000 specific to our 2021 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at June 30, 2022 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contracts with Retrospective Provisions

From time to time, our reinsurance contracts may include retrospective provisions that adjust premiums in the event losses are minimal or zero. In accordance with accounting principles generally accepted in the United States of America, we will recognize an asset in the period in which the absence of loss experience obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. Such adjustments to the asset, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term.

For the three months ended June 30, 2022 and 2021, we accrued benefits of $6,390,000 and $3,575,000, respectively. For the six months ended June 30, 2022 and 2021, we accrued benefits of $7,874,000 and $8,255,000, respectively. The accrual of benefits was recognized as a reduction in ceded premiums.

As of June 30, 2022, we had $10,938,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement.

We believe the credit risk associated with the collectability of accrued benefits is minimal based on available information about each reinsurer’s financial position and each reinsurer’s demonstrated ability to comply with contract terms.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 10, 2022. For the six months ended June 30, 2022, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the six months ended June 30, 2022, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that are of significance, or potential significance, to the Company.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at June 30, 2022 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2022 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$380,227	$(18,344)	-4.60%
200 basis point increase	386,341	(12,230)	-3.07%
100 basis point increase	392,455	(6,116)	-1.53%
100 basis point decrease	404,685	6,114	1.53%
200 basis point decrease	410,758	12,187	3.06%
300 basis point decrease	416,417	17,846	4.48%

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

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2022 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$93,368	23	$93,273	23
AA+, AA, AA-	281,539	70	276,805	69
A+, A, A-	12,791	3	12,569	3
BBB+, BBB, BBB-	14,335	3	14,115	4
CCC+, CC and Not rated	1,811	1	1,809	1
Total	$403,844	100	$398,571	100

Equity Price Risk

Our equity investment portfolio at June 30, 2022 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at June 30, 2022 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Consumer	$7,360	21
Financial	5,747	16
Technology	1,903	5
Other (1)	2,570	7
	17,580	49
Mutual funds and exchange-traded funds by type:
Debt	15,087	42
Equity	3,052	9
Total	$35,719	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2022, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 10, 2022.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Sales of Unregistered Securities and Use of Proceeds

All information related to sales of unregistered securities have been reported in Current Report on Form 8-K filings.

(b)
Repurchases of Securities

The table below summarizes the number of common shares repurchased under the share repurchase agreement and the 2022 repurchase plan approved by our Board of Directors, and also the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (b)
April 30, 2022	6,264	$64.89	6,264	$19,594
May 31, 2022 (c)	1,060,074	$64.43	9,284	$18,996
June 30, 2022	13,917	$63.18	13,917	$18,117
	1,080,255	$64.42	29,465

(a)
In March 2022, our Board of Directors authorized a plan announced March 14, 2022 to repurchase up to $20,000 of the Company’s common shares before commissions and fees during 2022.
(b)
Represents the balances before commissions and fees at the end of each month. See Note 18 -- “Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.
(c)
During May 2022, 1,037,600 shares of common stock were repurchased from institutional investors (see Note 18 -- “Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information).

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

During the six months ended June 30, 2022, our insurance subsidiaries paid dividends of $12,000,000 to HCI.

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

3.2	Bylaws, with amendments. Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed September 13, 2019.

4.1	Form of common stock certificate. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed November 7, 2013.

4.2	Common Stock Purchase Warrant, dated February 26, 2021, issued by HCI Group, Inc. to CB Snowbird Holdings, L.P. Incorporated by reference to Exhibit 4.1 of our Form 8-K filed March 1, 2021.

4.3	Indenture, dated May 23, 2022, by and between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A.

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

10.5**	HCI Group, Inc. 2012 Omnibus Incentive Plan as revised April 26, 2022. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed May 6, 2022.

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

10.53

Purchase Agreement, dated May 18, 2022, by and among HCI Group, Inc., JMP Securities LLC and Truist Securities, Inc., as representatives of the several purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed May 23, 2022.

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

10.129	Property Quota Share Reinsurance Contract effective June 1, 2022 issued to United Property and Casualty Insurance Company by TypTap Insurance Company.

10.131

Multi-Year Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.132

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.133

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.134

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.135

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.136

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.137

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.138

Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.139

Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.140

Sixth Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.141

Non-Florida Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.142

Non-Florida Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.143

Flood Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.144

Property Catastrophe Shared Multi-Region Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.145

Top Layer Flood/Wind Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.146	Reimbursement Contract effective June 1, 2022 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

10.147

Reimbursement Contract effective June 1, 2022 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

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

HCI GROUP, INC.

August 9, 2022	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 9, 2022	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.