Form 10-Q
period 2022-09-30
HCI Group, Inc.
filed 2022-11-09
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on November 1, 2022 was 8,756,970.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $371,877 and $41,953, respectively and allowance for credit losses: $0 and $0, respectively)	$360,639	$42,583
Equity securities, at fair value (cost: $36,639 and $46,276, respectively)	33,946	51,740
Limited partnership investments	25,405	28,133
Investment in unconsolidated joint venture, at equity	18	363
Real estate investments	71,500	73,896
Total investments	491,508	196,715
Cash and cash equivalents	355,699	628,943
Restricted cash	2,900	2,400
Accrued interest and dividends receivable	2,032	353
Income taxes receivable	8,134	4,084
Premiums receivable, net (allowance: $4,573 and $1,750, respectively)	51,762	68,157
Prepaid reinsurance premiums	104,539	26,355
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	14,592	11,985
Unpaid losses and loss adjustment expenses (allowance: $451 and $90, respectively)	938,404	64,665
Deferred policy acquisition costs	48,258	57,695
Property and equipment, net	17,749	14,232
Right-of-use assets - operating leases	1,597	2,204
Intangible assets, net	13,651	10,636
Funds withheld for assumed business	67,313	73,716
Other assets	26,605	14,717
Total assets	$2,144,743	$1,176,857

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses	$1,201,842	$237,165
Unearned premiums	379,609	366,744
Advance premiums	28,672	13,771
Reinsurance payable on paid losses and loss adjustment expenses	3,046	4,017
Ceded reinsurance premiums payable	—	19,318
Accrued expenses	18,788	15,453
Deferred income taxes, net	1,705	11,739
Revolving credit facility	—	15,000
Long-term debt	211,667	45,504
Lease liabilities - operating leases	1,539	2,203
Other liabilities	33,453	31,485
Total liabilities	1,880,321	762,399
Commitments and contingencies (Note 20)
Redeemable noncontrolling interest (Note 17)	91,248	89,955
Equity:
Common stock (no par value, 40,000,000 shares authorized, 8,926,845 and 10,131,399 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	9,969	76,077
Retained income	175,056	246,790
Accumulated other comprehensive (loss) income, net of taxes	(10,795)	498
Total stockholders’ equity	174,230	323,365
Noncontrolling interests	(1,056)	1,138
Total equity	173,174	324,503
Total liabilities, redeemable noncontrolling interest and equity	$2,144,743	$1,176,857

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Gross premiums earned	$181,713	$149,809	$541,762	$420,191
Premiums ceded	(74,741)	(55,577)	(184,108)	(145,112)
Net premiums earned	106,972	94,232	357,654	275,079
Net investment income	18,530	2,520	25,082	9,749
Net realized investment (losses) gains	(884)	1,232	(1,204)	4,952
Net unrealized investment losses	(347)	(1,869)	(8,157)	(649)
Policy fee income	1,071	1,000	3,180	2,962
Other	1,312	2,102	3,065	3,502
Total revenue	126,654	99,217	379,620	295,595
Expenses
Losses and loss adjustment expenses	139,794	62,664	299,328	164,332
Policy acquisition and other underwriting expenses	24,678	23,340	80,949	69,574
General and administrative personnel expenses	15,848	11,537	45,183	31,733
Interest expense	2,813	1,664	4,929	5,743
Debt conversion expense	—	1,273	—	1,273
Other operating expenses	7,123	5,243	20,392	14,245
Total expenses	190,256	105,721	450,781	286,900
(Loss) income before income taxes	(63,602)	(6,504)	(71,161)	8,695
Income tax (benefit) expense	(12,099)	(1,636)	(13,907)	2,888
Net (loss) income	(51,503)	(4,868)	(57,254)	5,807
Net income attributable to redeemable noncontrolling interest (Note 17)	(2,285)	(2,202)	(6,801)	(5,175)
Net loss attributable to noncontrolling interests	2,829	833	4,018	1,196
Net (loss) income after noncontrolling interests	$(50,959)	$(6,237)	$(60,037)	$1,828
Basic (loss) earnings per share	$(5.66)	$(0.72)	$(6.26)	$0.23
Diluted (loss) earnings per share	$(5.66)	$(0.72)	$(6.26)	$0.22

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income	$(51,503)	$(4,868)	$(57,254)	$5,807
Other comprehensive loss:
Change in unrealized loss on investments:
Net unrealized losses arising during the period	(5,969)	(258)	(12,294)	(341)
Call and repayment gains charged to investment income	—	—	—	(2)
Reclassification adjustment for net realized losses (gains)	5	(88)	426	(665)
Net change in unrealized losses	(5,964)	(346)	(11,868)	(1,008)
Deferred income taxes on above change	(1,337)	85	154	247
Total other comprehensive loss, net of income taxes	(7,301)	(261)	(11,714)	(761)
Comprehensive (loss) income	(58,804)	(5,129)	(68,968)	5,046
Comprehensive loss attributable to noncontrolling interests	3,095	839	4,439	1,212
Comprehensive (loss) income after noncontrolling interests	$(55,709)	$(4,290)	$(64,529)	$6,258

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended September 30, 2022

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at June 30, 2022	9,047,972	$—	$12,887	$229,621	$(3,760)	$238,748	$1,187	$239,935
Net loss	—	—	—	(48,846)	—	(48,846)	(2,657)	(51,503)
Net income attributable to redeemable noncontrolling interest	—	—	—	(2,113)	—	(2,113)	(172)	(2,285)
Total other comprehensive loss, net of income taxes	—	—	—	—	(7,035)	(7,035)	(266)	(7,301)
Forfeiture of restricted stock	(1,665)	—	—	—	—	—	—	—
Repurchase and retirement of common stock under share repurchase plan	(119,462)	—	(6,179)	—	—	(6,179)	—	(6,179)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	852	852
Common stock dividends ($0.40 per share)	—	—	—	(3,606)	—	(3,606)	—	(3,606)
Stock-based compensation	—	—	3,261	—	—	3,261	—	3,261
Balance at September 30, 2022	8,926,845	$—	$9,969	$175,056	$(10,795)	$174,230	$(1,056)	$173,174

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Nine Months Ended September 30, 2022

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2021	10,131,399	$—	$76,077	$246,790	$498	$323,365	$1,138	$324,503
Net loss	—	—	—	(53,753)	—	(53,753)	(3,501)	(57,254)
Net income attributable to redeemable noncontrolling interest	—	—	—	(6,284)	—	(6,284)	(517)	(6,801)
Total other comprehensive loss, net of income taxes	—	—	—	—	(11,293)	(11,293)	(421)	(11,714)
Issuance of restricted stock	7,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(5,630)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,056,997)	—	(68,103)	—	—	(68,103)	—	(68,103)
Repurchase and retirement of common stock under share repurchase plan	(148,927)	—	(8,063)	—	—	(8,063)	—	(8,063)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	2,245	2,245
Common stock dividends ($1.20 per share)	—	—	—	(11,697)	—	(11,697)	—	(11,697)
Stock-based compensation	—	—	10,058	—	—	10,058	—	10,058
Balance at September 30, 2022	8,926,845	$—	$9,969	$175,056	$(10,795)	$174,230	$(1,056)	$173,174

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income after noncontrolling interests	$(60,037)	$1,828
Net income attributable to noncontrolling interests	2,783	3,979
Net (loss) income	(57,254)	5,807
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	12,709	9,229
Net (accretion of discount) amortization of premiums on investments in fixed-maturity securities	(922)	180
Depreciation and amortization	5,659	4,276
Deferred income tax benefit	(9,880)	(6,989)
Net realized investment losses (gains)	1,204	(4,952)
Net unrealized investment losses	8,157	649
Credit loss expense - reinsurance recoverable	361	(41)
Net income from unconsolidated joint venture	(495)	(423)
Distributions received from unconsolidated joint venture	489	114
Net income from limited partnership interests	(3,064)	(3,491)
Distributions received from limited partnership interests	2,417	2,345
Debt conversion expense	—	1,273
Gain on involuntary conversion	(13,402)	—
Gain on sale of real estate investments	(376)	—
Foreign currency remeasurement loss	91	48
Other non-cash items	(38)	37
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(1,679)	125
Income taxes	(4,050)	8,128
Premiums receivable, net	16,395	25,304
Prepaid reinsurance premiums	(78,184)	(11,592)
Reinsurance recoverable	(876,707)	36,061
Deferred policy acquisition costs	9,437	(3,271)
Funds withheld for assumed business	6,403	(79,965)
Other assets	(11,317)	5,727
Losses and loss adjustment expenses	964,677	(8,992)
Unearned premiums	12,865	64,900
Advance premiums	14,901	7,692
Assumed reinsurance balances payable	—	1
Reinsurance payable on paid losses and loss adjustment expenses	(971)	4,727
Ceded reinsurance premiums payable	(19,318)	(7,447)
Accrued expenses and other liabilities	3,631	(789)
Net cash (used in) provided by operating activities	(18,261)	48,671

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from investing activities:
Investments in limited partnership interests	(1,357)	(837)
Distributions received from limited partnership interests	4,732	3,635
Distributions received from unconsolidated joint venture	351	623
Purchase of property and equipment	(5,431)	(2,583)
Purchase of real estate investments	(445)	(657)
Purchase of intangible assets	(3,800)	—
Purchase of fixed-maturity securities	(393,145)	(10,504)
Purchase of equity securities	(20,921)	(72,707)
Purchase of short-term and other investments	(32)	(1,161)
Compensation received for property relinquished through eminent domain	14,500	—
Proceeds from sales of real estate investments	667	—
Proceeds from sales of fixed-maturity securities	11,694	18,838
Proceeds from calls, repayments and maturities of fixed-maturity securities	52,023	16,734
Proceeds from sales of equity securities	29,316	81,292
Proceeds from sales, redemptions and maturities of short-term and other investments	496	2,414
Net cash (used in) provided by investing activities	(311,352)	35,087
Cash flows from financing activities:
Cash dividends paid	(11,774)	(9,943)
Cash dividends received under share repurchase forward contract	77	230
Net repayment under revolving credit facility	(15,000)	(23,750)
Proceeds from issuance of redeemable noncontrolling interest and warrants	—	100,000
Issuance costs - redeemable noncontrolling interest	—	(6,262)
Cash dividends paid to redeemable noncontrolling interest	(5,508)	(2,542)
Proceeds from issuance of long-term debt	172,500	—
Repayment of long-term debt	(754)	(724)
Repurchases of common stock	(68,103)	(1,308)
Repurchases of common stock under share repurchase plan	(8,063)	—
Purchase of noncontrolling interests	(406)	(58)
Debt conversion expense paid	—	(1,414)
Debt issuance costs	(6,014)	(152)
Net cash provided by financing activities	56,955	54,077
Effect of exchange rate changes on cash	(86)	(42)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(272,744)	137,793
Cash, cash equivalents, and restricted cash at beginning of period	631,343	433,741
Cash, cash equivalents, and restricted cash at end of period	$358,599	$571,534

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$100	$1,748
Cash paid for interest	$1,665	$6,686
Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(11,714)	$(761)
Receivable from maturities of fixed-maturity securities	$—	$18
Common stock issued on conversions of 4.25% senior notes	$—	$82,339
Warrants issued in Centerbridge transaction	$—	$9,217
Asset acquired under finance lease	$—	$7
Acquisition of intangibles:
Common stock issued	$—	$5,410
Contingent consideration payable	$1,069	$2,419

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

Impact of Hurricane Ian

On September 28, 2022, Hurricane Ian made landfall in southwestern Florida as a dangerous, high-end Category 4 storm. After crossing the Florida peninsula, it made a second landfall on September 30, 2022 in coastal South Carolina. On a pre-tax consolidated basis, estimated gross losses related to Hurricane Ian totaled $970,000. After anticipated reinsurance recoveries, the Company incurred a net estimated loss of approximately $65,000. Gross loss estimates, including loss adjustment expenses, for HCPCI and TypTap were $550,518 and $419,482, respectively.

As a result of Hurricane Ian, the balance of previously accrued benefits under one multi-year reinsurance contract with retrospective provisions was decreased by $12,600 during the third quarter of 2022. In addition, the Company recognized an allowance for credit losses of approximately $399 related to Hurricane Ian’s unpaid ceded reinsurance recoverable.

On September 28, 2022, the Florida Office of Insurance Regulation issued an emergency order in response to Hurricane Ian preventing insurers regulated under the Florida Insurance Code from cancelling or non-renewing a policy as well as issuing a notice of cancellation or nonrenewal of a policy between September 28, 2022 and November 28, 2022, except at the written request of the policyholder. This rule does not apply to new policies effective on or after September 28, 2022.

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

The Company began renewing United’s policies in South Carolina on June 1, 2022. The policy replacement date for North Carolina policies has yet to be determined and the Company, through TypTap, entered into a new quota share reinsurance agreement in June 2022 to provide 100% reinsurance on all of United’s in-force, new and renewal policies in the Southeast Region from June 1, 2022 through May 31, 2023. In exchange, TypTap pays United a ceding commission of 16% of premium. See Note 21 -- “Subsequent Events” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2022 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2022. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K, which was filed with the SEC on March 10, 2022.

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

For paid reinsurance recoverable which is due within 90 days after billing, the Company will rely heavily on each reinsurer’s current rating, recent financial condition, and historical collection problems, if any, in

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

determining the expected credit loss. For risk attributable to disagreements between an insurer and reinsurer regarding a difference in interpretation of provisions in a reinsurance agreement (“dispute risk”), the Company will continue to use an incurred loss method to estimate losses. At September 30, 2022, there was no dispute risk associated with the reinsurance recoverable balance.

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

Revenue from Claims Processing Services

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the three and nine months ended September 30, 2022, revenues from claims processing services were $903 and $2,282, respectively. For the three and nine months ended September 30, 2021, revenues from claims processing services were $1,709 and $1,916, respectively. At September 30, 2022 and December 31, 2021, other assets included $1,418 and $314, respectively, of amounts receivable attributable to this service.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Ceded reinsurance premiums payable were reclassified out of other liabilities for the nine months ended September 30, 2021 within the consolidated statement of cash flows to conform with the current year presentation.

Note 3 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$355,699	$628,943
Restricted cash	2,900	2,400
Total	$358,599	$631,343

Restricted cash represents funds in the Company’s sole ownership held by certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements and not available for immediate business use. Funds withheld in an account for which the Company is a co-owner but not the named beneficiary are not considered restricted cash and are included in funds withheld for assumed business on the consolidated balance sheets.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At September 30, 2022 and December 31, 2021, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of September 30, 2022
U.S. Treasury and U.S. government agencies	$339,666	$—	$1	$(9,814)	$329,853
Corporate bonds	29,642	—	—	(1,410)	28,232
States, municipalities, and political subdivisions	1,762	—	—	(11)	1,751
Exchange-traded debt	700	—	3	(2)	701
Redeemable preferred stock	107	—	—	(5)	102
Total	$371,877	$—	$4	$(11,242)	$360,639
As of December 31, 2021
U.S. Treasury and U.S. government agencies	$17,046	$—	$64	$(86)	$17,024
Corporate bonds	21,913	—	632	(53)	22,492
States, municipalities, and political subdivisions	1,759	—	49	—	1,808
Exchange-traded debt	767	—	44	—	811
Redeemable preferred stock	468	—	—	(20)	448
Total	$41,953	$—	$789	$(159)	$42,583

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$124,676	$124,402	$10,734	$10,826
Due after one year through five years	242,499	232,166	19,222	19,820
Due after five years through ten years	4,208	3,577	11,503	11,403
Due after ten years	494	494	494	534
	$371,877	$360,639	$41,953	$42,583

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three and nine months ended September 30, 2022 and 2021 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2022	$200	$—	$(5)
Three months ended September 30, 2021	$4,158	$94	$(6)
Nine months ended September 30, 2022	$11,694	$13	$(439)
Nine months ended September 30, 2021	$18,838	$671	$(6)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(9,677)	$324,643	$(137)	$2,233	$(9,814)	$326,876
Corporate bonds	(1,164)	26,947	(246)	1,285	(1,410)	28,232
States, municipalities, and political subdivisions	(11)	1,751	—	—	(11)	1,751
Exchange-traded debt	(2)	517	—	—	(2)	517
Redeemable preferred stock	(5)	102	—	—	(5)	102
Total available-for-sale securities	$(10,859)	$353,960	$(383)	$3,518	$(11,242)	$357,478

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(73)	$9,809	$(13)	$616	$(86)	$10,425
Corporate bonds	(53)	4,452	—	—	(53)	4,452
Redeemable preferred stock	(20)	442	—	—	(20)	442
Total available-for-sale securities	$(146)	$14,703	$(13)	$616	$(159)	$15,319

At September 30, 2022 and December 31, 2021, there were 88 and 23 securities, respectively, in an unrealized loss position.

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

The table below summarizes the activity in the allowance for credit losses of available-for-sale securities for the three and nine months ended September 30, 2022 and 2021:

	2022	2021
Balance at January 1	$—	$588
Reductions for securities sold	—	(9)
Balance at March 31	$—	$579
Reductions for securities exchanged	—	(579)
Balance at June 30	$—	$—
Balance at September 30	$—	$—

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At September 30, 2022 and December 31, 2021, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
September 30, 2022	$36,639	$1,873	$(4,566)	$33,946
December 31, 2021	$46,276	$6,335	$(871)	$51,740

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (losses) gains recognized	$(1,279)	$(916)	$(9,144)	$2,620
Exclude: Net realized (losses) gains recognized for securities sold	(932)	953	(987)	3,269
Net unrealized losses recognized	$(347)	$(1,869)	$(8,157)	$(649)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and nine months ended September 30, 2022 and 2021 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2022	$4,889	$135	$(1,067)
Three months ended September 30, 2021	$24,781	$1,141	$(188)
Nine months ended September 30, 2022	$29,316	$1,988	$(2,975)
Nine months ended September 30, 2021	$81,292	$4,266	$(997)

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

	September 30, 2022			December 31, 2021
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$4,120	$—	15.37	$6,076	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	3,312	—	1.67	3,423	—	1.69
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	4,421	—	0.18	6,270	1,401	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	3,757	—	0.57	4,437	—	0.57
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	7,103	3,633	1.32	5,977	4,537	1.36
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	2,692	2,629	1.07	1,950	3,050	0.47
Total	$25,405	$6,262		$28,133	$11,073

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating results:
Total income	$208,468	$(13,796)	$724,413	$359,885
Total expenses	(45,537)	(24,828)	(117,877)	(105,548)
Net income (loss)	$162,931	$(38,624)	$606,536	$254,337

	September 30,	December 31,
	2022	2021
Balance sheet:
Total assets	$5,488,857	$5,855,616
Total liabilities	$409,604	$564,732

For the three and nine months ended September 30, 2022, the Company recognized net investment income of $1,265 and $3,064, respectively. During the three and nine months ended September 30, 2022, the Company received total cash distributions of $2,768 and $7,149, respectively, including returns on investment of $371 and $2,417, respectively.

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

At September 30, 2022 and December 31, 2021, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $24,996 and $28,371, respectively, and the Company’s maximum exposure to loss aggregated $25,405 and $28,133, respectively.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, currently has an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At September 30, 2022 and December 31, 2021, the Company’s maximum exposure to loss relating to the variable interest entity was $18 and $363, respectively, representing the carrying value of the investment. In June 2022, the joint venture sold its last outparcel and recognized a gain of $572. During the three and nine months ended September 30, 2022, the Company received a cash distribution of $840, including return on investment of $489. During the three and nine months ended September 30, 2021, the Company received a cash distribution of $737, including return on investment of $114. At September 30, 2022 and December 31, 2021, there was no undistributed income from this equity method investment. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating results:
Total revenues	$—	$540	$572	$540
Total expenses	—	(14)	(22)	(70)
Net income	$—	$526	$550	$470
The Company’s share of net income*	$—	$473	$495	$423

* Included in net investment income in the Company’s consolidated statements of income.

	September 30,	December 31,
	2022	2021
Balance sheet:
Property and equipment, net	$—	$357
Cash	2	29
Other	18	18
Total assets	$20	$404

Members’ capital	$20	$404
Total members’ capital	$20	$404
Investment in unconsolidated joint venture, at equity**	$18	$363

** Includes the 90% share of FMKT Mel JV’s operating results.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

e) Real Estate Investments

Real estate investments consist of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Land	$38,327	$39,720
Land improvements	12,138	11,917
Buildings and building improvements	29,410	29,405
Tenant and leasehold improvements	1,554	1,511
Other	1,462	1,265
Total, at cost	82,891	83,818
Less: accumulated depreciation and amortization	(11,391)	(9,922)
Real estate investments	$71,500	$73,896

In May 2022, the Company sold one outparcel in Sorrento, Florida for net proceeds of $667. On July 1, 2022, the Company closed on its agreement to sell 1.5 acres of land in Tampa, Florida for net proceeds of $14,500 to the Florida Department of Transportation (“FDOT”) in connection with an eminent domain proceeding for a planned road improvement project. See additional information under f) Net Investment Income (Loss) below. Depreciation and amortization expense related to real estate investments was $480 and $475 for the three months ended September 30, 2022 and 2021, respectively, and $1,469 and $1,445 for the nine months ended September 30, 2022 and 2021, respectively.

f) Net Investment Income (Loss)

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Available-for-sale fixed-maturity securities	$2,125	$266	$3,710	$1,091
Equity securities	288	322	875	1,013
Investment expense	(117)	(134)	(367)	(388)
Limited partnership investments	1,265	1,132	3,064	3,491
Real estate investments	13,897	305	15,782	3,646
Net income from unconsolidated joint venture	—	473	495	423
Cash and cash equivalents	1,072	156	1,523	473
Net investment income	$18,530	$2,520	$25,082	$9,749

For the three months ended September 30, 2022, income from real estate investments included a net realized gain of $13,402 resulting from the sale of 1.5 acres of land in Tampa, Florida in July 2022 for net proceeds of $14,500 to the FDOT in connection with an eminent domain proceeding for a planned road improvement project. For the nine months ended September 30, 2022, in addition to the aforementioned sale of land, income from real estate investments included a net gain of $376 resulting from the sale of the outparcel described in e) Real Estate Investments and $451 of income from selling the liquor license previously owned by the Company’s restaurant business which was discontinued in 2020. For the nine months ended September 30, 2021, income from real estate investments included a net gain of $2,790 resulting from a legal settlement with The Kroger Co. in a lawsuit filed by a real estate subsidiary of the Company to enforce a guaranty of a commercial lease.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

g) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds and bonds. For the three months ended September 30, 2022 and 2021, net realized gains related to other investments were $53 and $191, respectively, and $209 and $1,018 for the nine months ended September 30, 2022 and 2021, respectively.
Note 5 -- Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of investments carried at fair value and changes to any credit losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized losses	$(5,969)	$1,336	$(7,305)	$(258)	$(63)	$(195)
Reclassification adjustment for realized losses (gains)	5	1	4	(88)	(22)	(66)
Total other comprehensive loss	$(5,964)	$1,337	$(7,301)	$(346)	$(85)	$(261)

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized losses	$(12,294)	$(262)	$(12,032)	$(341)	$(83)	$(258)
Call and repayment gains charged to investment income	—	—	—	(2)	(1)	(1)
Reclassification adjustment for realized losses (gains)	426	108	318	(665)	(163)	(502)
Total other comprehensive loss	$(11,868)	$(154)	$(11,714)	$(1,008)	$(247)	$(761)

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

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022
Financial Assets:
Cash and cash equivalents	$355,699	$—	$—	$355,699
Restricted cash	$2,900	$—	$—	$2,900
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$321,520	$8,333	$—	$329,853
Corporate bonds	28,232	—	—	28,232
State, municipalities, and political subdivisions	—	1,751	—	1,751
Exchange-traded debt	701	—	—	701
Redeemable preferred stock	102	—	—	102
Total available-for-sale securities	$350,555	$10,084	$—	$360,639
Equity securities	$33,946	$—	$—	$33,946

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021
Financial Assets:
Cash and cash equivalents	$628,943	$—	$—	$628,943
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$15,536	$1,488	$—	$17,024
Corporate bonds	22,492	—	—	22,492
State, municipalities, and political subdivisions	—	1,808	—	1,808
Exchange-traded debt	811	—	—	811
Redeemable preferred stock	448	—	—	448
Total available-for-sale securities	$39,287	$3,296	$—	$42,583
Equity securities	$51,740	$—	$—	$51,740

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of September 30, 2022 and December 31, 2021:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2022
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$166,859	$—	$134,388	$—	$134,388
4.25% Convertible Senior Notes	23,916	—	20,527	—	20,527
3.90% Promissory Note	9,031	—	—	8,058	8,058
3.75% Callable Promissory Note	6,881	—	—	6,137	6,137
4.55% Promissory Note	4,963	—	—	4,610	4,610
Total long-term debt	$211,650	$—	$154,915	$18,805	$173,720

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2021
Financial Liabilities:
Revolving credit facility	$15,000	$—	$15,000	$—	$15,000
Long-term debt:
4.25% Convertible Senior Notes	$23,885	$—	$33,248	$—	$33,248
3.90% Promissory Note	9,287	—	—	10,488	10,488
3.75% Callable Promissory Note	7,153	—	—	7,852	7,852
4.55% Promissory Note	5,148	—	—	6,051	6,051
Total long-term debt	$45,473	$—	$33,248	$24,391	$57,639

Note 7 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	September 30,	December 31,
	2022	2021
Anchor tenant relationships (a)	$1,761	$1,761
In-place leases	4,215	4,215
Policy renewal rights - United	12,384	7,634
Non-compete agreements - United (b)	314	195
Total, at cost	18,674	13,805
Less: accumulated amortization	(5,023)	(3,169)
Intangible assets, net	$13,651	$10,636

(a)
An anchor tenant is a tenant that attracted more customers than other tenants.
(b)
$119 was fully amortized in June 2022 and $195 was fully amortized in June 2021.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The remaining weighted-average amortization periods for the intangible assets at September 30, 2022 are summarized in the table below:

Anchor tenant relationships	11.7 years
In-place leases	9.8 years
Policy renewal rights - United	3.6 years

In connection with the Southeast Region assumed business as described in Note 1 -- “Nature of Operations” the Company recorded intangible assets of $4,869 representing the renewal rights and non-compete agreement in exchange for consideration consisting of a 6% commission on any replacement premium which includes $3,800 of commission prepaid up-front. The consideration was estimated at $4,869 with a $1,069 contingent liability. At September 30, 2022 and December 31, 2021, contingent liabilities related to renewal rights intangible assets were $3,488 and $2,419, respectively, with the contingent liabilities included in other liabilities on the consolidated balance sheets.

The renewal rights and non-compete intangible assets acquired do not meet the definition of a business as substantially all of the fair value of the intangible assets acquired are concentrated in a group of similar assets. Therefore, the Company accounted for the purchase of the renewal rights and non-compete intangible assets as an asset acquisition.

Note 8 -- Other Assets

The following table summarizes the Company’s other assets:

	September 30,	December 31,
	2022	2021
Benefits receivable related to retrospective reinsurance contracts	$14,781	$3,064
Reimbursement receivable under TPA service	801	3,525
Prepaid expenses	3,384	2,853
Deposits	3,592	406
Lease acquisition costs, net	665	505
Other	3,382	4,364
Total other assets	$26,605	$14,717

Note 9 -- Revolving Credit Facility

In May 2022, the Company repaid the entire credit facility balance of $15,000 and at September 30, 2022 had no borrowings under the credit facility. For the three months ended September 30, 2022 and 2021, interest expense was $25 and $24, respectively, including $25 and $25 of amortization of issuance costs, respectively. For the nine months ended September 30, 2022 and 2021, interest expense was $176 and $153, respectively, including $74 and $74 of amortization of issuance costs, respectively. At September 30, 2022, the Company was in compliance with all required covenants and had available borrowing capacity of $65,000. See Note 21 -- “Subsequent Events” for information with regards to amendments to the terms of the credit agreement.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 10 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30,	December 31,
	2022	2021
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$—
4.25% Convertible Senior Notes, due March 1, 2037	23,916	23,916
3.90% Promissory Note, due through April 1, 2032	9,163	9,431
3.75% Callable Promissory Note, due through September 1, 2036	6,966	7,246
4.55% Promissory Note, due through August 1, 2036	5,033	5,225
Finance lease liabilities, due through October 15, 2024	17	31
Total principal amount	217,595	45,849
Less: unamortized issuance costs	(5,928)	(345)
Total long-term debt	$211,667	$45,504

The following table summarizes future maturities of long-term debt as of September 30, 2022, which takes into consideration the assumption that the 4.75% Convertible Senior Notes and 4.25% Convertible Senior Notes are repurchased at their respective next earliest call dates:

Due in 12 months following September 30,
2022	$1,036
2023	1,065
2024	1,106
2025	1,151
2026	197,615
Thereafter	15,622
Total	$217,595

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest Expense:
Contractual interest	$2,516	$1,421	$4,322	$4,832
Non-cash expense (a)	272	219	431	758
Total	$2,788	$1,640	$4,753	$5,590

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

The note holders who elect to convert their convertible senior notes in connection with a fundamental change as described in the indenture will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has the option to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of September 30, 2022, none of the conditions allowing the holders of the 4.75% Convertible Senior Notes to convert had been met.

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

The effective interest rate for the 4.75% Convertible Senior Notes, taking into account both cash and non-cash components, approximates 5.6%. Had a 20-year term been used for the amortization of the issuance costs of the 4.75% Convertible Senior Notes, the annual effective interest rate charged to earnings would have decreased to approximately 5.0%. As of September 30, 2022, the remaining amortization period of the debt issuance costs was expected to be 4.7 years for the 4.75% Convertible Senior Notes.

4.25% Convertible Senior Notes

On March 1, 2022, none of the holders of the 4.25% Convertible Senior Notes exercised the put option, which would have required the Company to repurchase for cash all or any portion of the notes at par. The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Senior Notes. Accordingly, as of September 30, 2022, the conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.5108 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.57 per share.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Premiums Written:
Direct	$182,039	$143,426	$541,812	$396,781
Assumed	9,142	30,840	12,815	88,311
Gross written	191,181	174,266	554,627	485,092
Ceded	(74,741)	(55,577)	(184,108)	(145,112)
Net premiums written	$116,440	$118,689	$370,519	$339,980
Premiums Earned:
Direct	$166,116	$120,763	$479,849	$346,788
Assumed	15,597	29,046	61,913	73,403
Gross earned	181,713	149,809	541,762	420,191
Ceded	(74,741)	(55,577)	(184,108)	(145,112)
Net premiums earned	$106,972	$94,232	$357,654	$275,079

During the three and nine months ended September 30, 2022, the Company recognized ceded losses of $907,541 and $910,928, respectively, as reductions in losses and loss adjustment expenses. During the three and nine months ended September 30, 2021, the Company recognized ceded losses of $1,830 and $2,424, respectively, as reductions in losses and loss adjustment expenses. At September 30, 2022 and December 31, 2021, there were 45 and 55 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at September 30, 2022 and December 31, 2021 were $952,996 and $76,650, respectively. Approximately 74.7% of the reinsurance recoverable balance at September 30, 2022 was receivable from three reinsurers, one of which was the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on all available information considered in the rating-based method, the Company recognized increases in credit loss expense of $389 and $361 for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, the Company derecognized credit loss expenses of $13 and $41, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $451 and $90 at September 30, 2022 and December 31, 2021, respectively.

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. Prior to June 1, 2022, there were two reinsurance contracts with retrospective provisions. As a result of Hurricane Ian, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions was decreased by $12,600 during the third quarter of 2022. For the three and nine months ended September 30, 2022, the Company recognized reductions in premiums ceded of $3,843 and $11,717, respectively, related to these adjustments in the consolidated statements of income. For the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

three and nine months ended September 30, 2021, the Company recognized reductions in premiums ceded of $1,364 and $9,619, respectively. See Note 20 -- “Commitments and Contingencies” for additional information.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At September 30, 2022 and December 31, 2021, other assets included $14,781 and $3,064, respectively. Management believes the credit risk associated with the collectability of accrued benefits is minimal as the amount receivable is concentrated with reinsurers with good credit ratings and the Company monitors the creditworthiness of these reinsurers based on available information about each reinsurer’s financial condition. See Note 21 -- “Subsequent Events” for information on collection.

Reinsurance provided to other insurance companies

For the three months ended September 30, 2022, assumed premiums written related to the Northeast Region’s insurance policies were $0, whereas for the nine months ended September 30, 2022, $27,488 of assumed premiums written related to the Northeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in Massachusetts and New Jersey. For the three and nine months ended September 30, 2021, assumed premiums written were $30,840 and $88,311, respectively. At September 30, 2022, the Company had a net balance of $1,301 due to United related to the Northeast Region, consisting of ceding commission payable of $865 and payable on paid losses and loss adjustment expenses of $436. At December 31, 2021, the Company had a net balance of $4,486 due to United related to the Northeast Region, consisting of ceding commission payable of $535 and payable on paid losses and loss adjustment expenses of $4,017, offset by premiums receivable of $66.

Effective December 31, 2021, the Company entered into a separate agreement to provide 85% quota share reinsurance on United’s personal lines insurance policies in the states of Georgia, South Carolina and North Carolina through May 31, 2022. Effective June 1, 2022, the Company entered into a new agreement to provide 100% quota share reinsurance on United’s personal lines insurance policies in the Southeast Region. For the three and nine months ended September 30, 2022, assumed premiums written related to the Southeast Region’s insurance policies were $9,142 and $40,303, respectively. At September 30, 2022, the Company had a net balance of $8,038 receivable from United, consisting of premiums receivable of $12,676, offset by payable on paid losses and loss adjustment expenses of $2,610 and ceding commission payable of $2,028. At December 31, 2021, there was an amount receivable from United of $23,325, net of a ceding commission of $8,835 and a catastrophe cost allowance of $3,181.

At September 30, 2022 and December 31, 2021, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $67,313 and $73,716, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net balance, beginning of period*	$196,414	$154,901	$172,410	$141,065
Incurred, net of reinsurance, related to:
Current period	126,486	53,834	275,010	147,064
Prior period	13,308	8,830	24,318	17,268
Total incurred, net of reinsurance	139,794	62,664	299,328	164,332
Paid, net of reinsurance, related to:
Current period	(45,732)	(31,663)	(102,155)	(59,265)
Prior period	(27,489)	(22,237)	(106,596)	(82,467)
Total paid, net of reinsurance	(73,221)	(53,900)	(208,751)	(141,732)
Net balance, end of period	262,987	163,665	262,987	163,665
Add: reinsurance recoverable before allowance for credit losses	938,855	39,512	938,855	39,512
Gross balance, end of period	$1,201,842	$203,177	$1,201,842	$203,177

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and nine months ended September 30, 2022, the Company recognized losses related to prior periods of $13,308 and $24,318, respectively, primarily to increase the reserve resulting from increased litigation. The Company incurred a net estimated loss of approximately $65,000 resulting from Hurricane Ian during the third quarter of 2022. Loss and LAE expenses for the three and nine months ended September 30, 2022 included net estimated losses of approximately $18,715 and $42,114, respectively, related to policies assumed from United.

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

For the three months ended September 30, 2022 and 2021, revenues from the HCPCI insurance operations segment before intracompany elimination represented 60.5% and 73.9%, respectively, and revenues from the TypTap Group segment represented 29.9% and 24.0%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2022 and 2021, revenues from the HCPCI insurance operations segment before intracompany elimination represented 66.6% and 76.4%, respectively, and revenues from the TypTap Group segment represented 28.7% and 20.7%, respectively, of total revenues of all operating segments. At September 30, 2022 and December 31, 2021, HCPCI insurance operations’ total assets represented 55.9% and 58.7%, respectively, and TypTap Group’s total assets represented 36.7% and 29.3%, respectively, of the combined assets of all operating segments.

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

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2022	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$104,671	$82,728	$—	$—	$(5,686)	$181,713
Premiums ceded	(46,157)	(33,236)	—	—	4,652	(74,741)
Net premiums earned	58,514	49,492	—	—	(1,034)	106,972
Net income from investment portfolio	1,143	1,144	—	1,338	13,674	17,299
Policy fee income	613	458	—	—	—	1,071
Gain on involuntary conversion	—	—	13,402	—	(13,402)	—
Other	1,246	512	2,785	717	(3,948)	1,312
Total revenue	61,516	51,606	16,187	2,055	(4,710)	126,654
Expenses:
Losses and loss adjustment expenses	73,228	62,153	—	—	4,413	139,794
Amortization of deferred policy acquisition costs	11,333	12,176	—	—	—	23,509
Other policy acquisition expenses	748	450	—	—	(29)	1,169
Stock-based compensation expense	1,049	869	—	2,212	—	4,130
Interest expense	—	222	221	2,591	(221)	2,813
Depreciation and amortization	166	865	651	186	(596)	1,272
Personnel and other operating expenses	14,240	8,497	1,583	1,526	(8,277)	17,569
Total expenses	100,764	85,232	2,455	6,515	(4,710)	190,256
(Loss) income before income taxes	$(39,248)	$(33,626)	$13,732	$(4,460)	$—	$(63,602)
Total revenue from non-affiliates (d)	$55,801	$55,803	$15,848	$1,440
Gross premiums written	$119,400	$71,781

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $98,985 from HCPCI and $5,686 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2021	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned	$98,256	$51,553	$—	$—	$—	$149,809
Premiums ceded	(36,955)	(20,135)	—	—	1,513	(55,577)
Net premiums earned	61,301	31,418	—	—	1,513	94,232
Net income from investment portfolio	831	102	—	172	778	1,883
Policy fee income	693	307	—	—	—	1,000
Other	2,087	480	2,336	489	(3,290)	2,102
Total revenue	64,912	32,307	2,336	661	(999)	99,217
Expenses:
Losses and loss adjustment expenses	36,928	24,224	—	—	1,512	62,664
Amortization of deferred policy acquisition costs	12,402	9,250	—	—	—	21,652
Other policy acquisition expenses	633	1,110	—	—	(55)	1,688
Stock-based compensation expense	662	471	—	1,599	—	2,732
Interest expense	—	1	231	1,432	—	1,664
Depreciation and amortization	18	342	576	171	(603)	504
Debt conversion expense	—	—	—	1,273	—	1,273
Personnel and other operating expenses	5,234	7,214	814	2,135	(1,853)	13,544
Total expenses	55,877	42,612	1,621	6,610	(999)	105,721
Income (loss) before income taxes	$9,035	$(10,305)	$715	$(5,949)	$—	$(6,504)
Total revenue from non-affiliates (c)	$65,629	$32,701	$1,997	$402
Gross premiums written	$118,280	$55,987

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2022	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$339,612	$210,793	$—	$—	$(8,643)	$541,762
Premiums ceded	(120,089)	(70,798)	—	—	6,779	(184,108)
Net premiums earned	219,523	139,995	—	—	(1,864)	357,654
Net (loss) income from investment portfolio	(1,760)	1,411	—	426	15,644	15,721
Policy fee income	1,895	1,285	—	—	—	3,180
Gain on involuntary conversion	—	—	13,402	—	(13,402)	—
Other	2,907	1,513	7,953	3,025	(12,333)	3,065
Total revenue	222,565	144,204	21,355	3,451	(11,955)	379,620
Expenses:
Losses and loss adjustment expenses	165,915	129,833	—	—	3,580	299,328
Amortization of deferred policy acquisition costs	46,339	31,403	—	—	—	77,742
Other policy acquisition expenses	2,090	1,230	—	—	(113)	3,207
Stock-based compensation expense	3,380	2,651	—	6,678	—	12,709
Interest expense	—	633	672	4,256	(632)	4,929
Depreciation and amortization	433	2,200	1,862	660	(1,819)	3,336
Personnel and other operating expenses	29,296	24,516	3,516	5,173	(12,971)	49,530
Total expenses	247,453	192,466	6,050	16,767	(11,955)	450,781
(Loss) income before income taxes	$(24,888)	$(48,262)	$15,305	$(13,316)	$—	$(71,161)
Total revenue from non-affiliates (d)	$213,810	$149,635	$20,339	$1,530
Gross premiums written	$323,680	$230,947

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $330,969 from HCPCI and $8,643 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2021	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned	$300,827	$119,364	$—	$—	$—	$420,191
Premiums ceded	(104,236)	(42,229)	—	—	1,353	(145,112)
Net premiums earned	196,591	77,135	—	—	1,353	275,079
Net income from investment portfolio	5,261	933	—	4,059	3,799	14,052
Policy fee income	2,106	856	—	—	—	2,962
Other	3,420	1,130	9,849	1,316	(12,213)	3,502
Total revenue	207,378	80,054	9,849	5,375	(7,061)	295,595
Expenses:
Losses and loss adjustment expenses	110,008	52,976	—	—	1,348	164,332
Amortization of deferred policy acquisition costs	43,906	20,541	—	—	—	64,447
Other policy acquisition expenses	2,170	3,071	—	—	(114)	5,127
Stock-based compensation expense	2,360	2,438	—	4,431	—	9,229
Interest expense	—	91	972	4,950	(270)	5,743
Depreciation and amortization	56	942	1,737	711	(1,841)	1,605
Debt conversion expense	—	—	—	1,273	—	1,273
Personnel and other operating expenses	14,957	18,569	3,332	4,470	(6,184)	35,144
Total expenses	173,457	98,628	6,041	15,835	(7,061)	286,900
Income (loss) before income taxes	$33,921	$(18,574)	$3,808	$(10,460)	$—	$8,695
Total revenue from non-affiliates (c)	$206,743	$80,893	$8,833	$4,641
Gross premiums written	$323,490	$161,602

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	September 30,	December 31,
	2022	2021
Segments:
HCPCI Insurance Operations	$1,141,660	$676,509
TypTap Group	813,543	369,600
Real Estate Operations	125,992	127,651
Corporate and Other	159,569	65,349
Consolidation and Elimination	(96,021)	(62,252)
Total assets	$2,144,743	$1,176,857

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	September 30,	December 31,
	2022	2021
Operating leases:
ROU assets	$1,597	$2,204
Liabilities	$1,539	$2,203
Finance leases:
ROU assets	$80	$86
Liabilities	$17	$31

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
(b)
There are no variable lease payments.
(c)
Rent escalation provisions exist.
(d)
There is a bargain purchase option.

As of September 30, 2022, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following September 30,
2022	$917	$15
2023	92	2
2024	96	—
2025	101	—
2026	106	—
Thereafter	393	—
Total lease payments	1,705	17
Less: interest	166	—
Total lease obligations	$1,539	$17

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$4	$4	$14	$13
Interest expense	—	—	—	1
Operating lease costs*	281	386	937	1,231
Short-term lease costs*	105	100	306	250
Total lease costs	$390	$490	$1,257	$1,495
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases			$—	$1
Operating cash flows – operating leases			$924	$1,237
Financing cash flows – finance leases			$14	$14

	September 30,
	2022
Weighted-average remaining lease term:
Finance leases (in years)	1.3
Operating leases (in years)	4.3
Weighted-average discount rate:
Finance leases (%)	3.4%
Operating leases (%)	4.0%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e)
There are no purchase options.

Note 15 -- Income Taxes

During the three months ended September 30, 2022 and 2021, the Company recorded approximately $12,099 and $1,636, respectively, of income tax benefits, which resulted in effective tax rates of 19.0% and 25.2%, respectively. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to a valuation allowance established during the third quarter of 2022 and an increase in non-deductible compensation expense related to restricted stock granted to certain executives, offset by the increased Florida corporate tax rate effective January 1, 2022. A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies,

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

and projected future taxable income. Management concluded that the negative evidence outweighed the positive evidence and therefore recorded a valuation allowance on the Company’s deferred tax assets as of September 30, 2022.

During the nine months ended September 30, 2022, the Company recorded approximately $13,907 of income tax benefit, which resulted in an effective tax rate of 19.5%. During the nine months ended September 30, 2021, the Company recorded approximately $2,888 of income tax expense, which resulted in an effective tax rate of 33.2%. The decrease in the effective tax rate in 2022 as compared with the corresponding period in the prior year was primarily attributable to the recognition of tax benefits attributable to restricted stock that vested in February and May of 2022 and the valuation allowance as described above. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Loss	Shares (a)	Per Share	Loss	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(51,503)			$(4,868)
Less: Net income attributable to redeemable noncontrolling interest	(2,285)			(2,202)
Less: TypTap Group’s net loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	2,829			774
Net loss attributable to HCI	(50,959)			(6,296)
Less: Loss attributable to participating securities	3,289			537
Basic Loss Per Share:
Loss allocated to common stockholders	(47,670)	8,427	$(5.66)	(5,759)	8,023	$(0.72)
Effect of Dilutive Securities: *
Stock options	—	—		—	—
Convertible senior notes	—	—		—	—
Warrants	—	—		—	—
Diluted Loss Per Share:
Loss available to common stockholders and assumed conversions	$(47,670)	8,427	$(5.66)	$(5,759)	8,023	$(0.72)

(a)	Shares in thousands.
*	For the three months ended September 30, 2022 and 2021, respectively, convertible senior notes, stock options, and warrants were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Loss	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net (loss) income	$(57,254)			$5,807
Less: Net income attributable to redeemable noncontrolling interest	(6,801)			(5,175)
Less: TypTap Group’s net loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	4,018			1,191
Net (loss) income attributable to HCI	(60,037)			1,823
Less: Loss (income) attributable to participating securities	3,855			(37)
Basic (Loss) Earnings Per Share:
(Loss) income allocated to common stockholders	(56,182)	8,972	$(6.26)	1,786	7,676	$0.23
Effect of Dilutive Securities: *
Stock options	—	—		—	182
Convertible senior notes	—	—		—	—
Warrants	—	—		—	234
Diluted (Loss) Earnings Per Share:
(Loss) income available to common stockholders and assumed conversions	$(56,182)	8,972	$(6.26)	$1,786	8,092	$0.22

(a)	Shares in thousands.
*

For the nine months ended September 30, 2022, convertible senior notes, stock options, and warrants were excluded due to anti-dilutive effect. For the nine months ended September 30, 2021, convertible senior notes were excluded due to anti-dilutive effect.

Note 17 -- Redeemable Noncontrolling Interest

The following table summarizes the activity of redeemable noncontrolling interest during the nine months ended September 30, 2022 and 2021:

	2022	2021
Balance at January 1	$89,955	$—
Initial proceeds from Centerbridge	—	100,000
Increase (decrease):
Proceeds allocated to warrants*	—	(9,217)
Issuance costs	—	(6,262)
Issuance costs allocated to warrants*	—	577
Accrued cash dividends	1,342	458
Accretion - increasing dividend rates	906	336
Dividends paid	(2,508)	—
Balance at March 31	$89,695	$85,892
Increase (decrease):
Accrued cash dividends	1,500	1,250
Accretion - increasing dividend rates	768	929
Balance at June 30	$91,963	$88,071
Increase (decrease):
Accrued cash dividends	1,499	1,250
Accretion - increasing dividend rates	786	952
Dividends paid	(3,000)	(2,542)
Balance at September 30	$91,248	$87,731

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

*Net decrease related to warrants of $8,640.

For the three months ended September 30, 2022 and 2021, net income attributable to redeemable noncontrolling interest was $2,285 and $2,202, respectively, consisting of accrued cash dividends of $1,499 and $1,250, respectively, and accretion related to increasing dividend rates of $786 and $952, respectively. For the nine months ended September 30, 2022 and 2021, net income attributable to redeemable noncontrolling interest was $6,801 and $5,175, respectively, consisting of accrued cash dividends of $4,341 and $2,958, respectively, and accretion related to increasing dividend rates of $2,460 and $2,217, respectively.

Note 18 -- Equity

Stockholders’ Equity

Common Stock

In March 2022, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees during 2022. During the three months ended September 30, 2022, the Company repurchased and retired a total of 119,462 shares at a weighted average price per share of $51.69 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended September 30, 2022 was $6,179 or $51.72 per share. During the nine months ended September 30, 2022, the Company repurchased and retired a total of 148,927 shares at a weighted average price per share of $54.11 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2022 was $8,063 or $54.14 per share.

On July 14, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on September 16, 2022 to stockholders of record on August 19, 2022.

Warrants

At September 30, 2022, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock at an exercise price of $54.40. The warrants expire on February 26, 2025.

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

Noncontrolling Interests

At September 30, 2022, there were 81,139,221 shares of TTIG’s common stock outstanding, of which 6,139,221 shares were not owned by HCI.

During the three and nine months ended September 30, 2022, TTIG repurchased and retired a total of 2,893 and 69,876 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the three and nine months ended September 30, 2022 was $17 and $406, respectively.

Note 19 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At September 30, 2022, there were 1,110,605 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and nine months ended September 30, 2022 and 2021 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2022	440,000	$45.25	6.6 years	$18,119
Outstanding at March 31, 2022	440,000	$45.25	6.3 years	$10,494
Outstanding at June 30, 2022	440,000	$45.25	6.1 years	$9,354
Outstanding at September 30, 2022	440,000	$45.25	5.8 years	$117
Exercisable at September 30, 2022	357,500	$44.23	5.5 years	$117

Outstanding at January 1, 2021	440,000	$45.25	7.6 years	$3,113
Outstanding at March 31, 2021	440,000	$45.25	7.3 years	$13,464
Outstanding at June 30, 2021	440,000	$45.25	7.1 years	$23,883
Outstanding at September 30, 2021	440,000	$45.25	6.8 years	$29,238
Exercisable at September 30, 2021	275,000	$43.40	6.3 years	$18,782

There were no options exercised during the three and nine months ended September 30, 2022 and 2021. For the three months ended September 30, 2022 and 2021, the Company recognized $162 and $221, respectively, of compensation expense which was included in general and administrative personnel expenses. For the nine months ended September 30, 2022 and 2021, the Company recognized $507 and $663, respectively, of compensation expense. Deferred tax benefits related to stock options were $0 and $3 for the three months ended September 30, 2022 and 2021, respectively, and $0 and $4 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, there was $498 and $1,005, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.1 years.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2022 and 2021 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2022	679,997	$39.72
Granted	4,000	$70.58
Vested	(50,667)	$50.68
Forfeited	(3,265)	$45.85
Nonvested at March 31, 2022	630,065	$39.00
Granted	3,000	$67.30
Vested	(51,125)	$45.04
Forfeited	(700)	$45.61
Nonvested at June 30, 2022	581,240	$38.61
Forfeited	(1,665)	$45.56
Nonvested at September 30, 2022	579,575	$38.59

Nonvested at January 1, 2021	423,787	$43.79
Granted	548,086	$36.95
Vested	(41,250)	$42.18
Cancelled	(141,600)	$43.76
Forfeited	(2,050)	$45.67
Nonvested at March 31, 2021	786,973	$39.11
Granted	3,000	$76.00
Vested	(68,541)	$43.80
Cancelled	(1,160)	$45.96
Forfeited	(9,060)	$46.44
Nonvested at June 30, 2021	711,212	$38.71
Granted	2,340	$96.60
Forfeited	(38,855)	$38.05
Nonvested at September 30, 2021	674,697	$38.95

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $3,099 and $2,039 for the three months ended September 30, 2022 and 2021, respectively, and $9,551 and $6,280 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, there was approximately $9,670 and $18,995, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.2 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Deferred tax benefits recognized	$230	$420	$1,521	$879
Tax benefits realized for restricted stock and paid dividends	$56	$70	$1,360	$1,482
Fair value of vested restricted stock	$—	$—	$4,871	$4,742

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

Subsidiary Equity Plan

For the three months ended September 30, 2022 and 2021, TypTap Group recognized compensation expense related to its stock-based awards of $869 and $472, respectively. For the nine months ended September 30, 2022 and 2021, TypTap Group recognized compensation expense related to its stock-based awards of $2,651 and $2,286, respectively. At September 30, 2022 and December 31, 2021, there was $8,780 and $11,230, respectively, of unrecognized compensation expense related to nonvested restricted stock and stock options.

Note 20 -- Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of September 30, 2022, the Company has a contractual obligation related to one multi-year reinsurance contract. The contract was entered into effective June 1, 2022 and the Company’s previous two multi-year reinsurance contracts were commuted effective May 31, 2022. The contract may be cancelled only with the other party’s consent or when its respective experience account is positive at the end of each contract year. The table below represents the future minimum aggregate premium amounts payable to the reinsurer.

Due in 12 months following September 30,
2022	$91,350
2023	91,350
Total	$182,700

Capital Commitments

As described in Note 4 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At September 30, 2022, there was an aggregate unfunded balance of $6,262.

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

In August 2022, the Florida Office of Insurance Regulation approved a 2023 assessment for FIGA which is necessary to secure funds for the payment of covered claims relating to the liquidation of two insurance companies. The 2023 FIGA assessment is levied at 0.70% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, will be assessed on new and renewal policies with effective dates beginning January 1, 2023 through December 31, 2023.

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of September 30, 2022, the FIGA assessments payable by the Company were $2,858.

Note 21 -- Subsequent Events

In connection with the Company’s quota share reinsurance agreement to provide 100% reinsurance on all of United’s in-force, new and renewal policies in the Southeast Region from June 1, 2022 through May 31, 2023, the Company began renewing and/or replacing United’s policies in Georgia on October 1, 2022.

On October 5, 2022, 231,516 shares of restricted stock issued to employees vested one year subsequent to satisfaction of a market-based vesting condition on October 5, 2021. The restricted shares were granted in February 2021 with a grant date fair value of $36.57 per share. The Company repurchased and retired a total of 80,339 shares surrendered to satisfy payroll tax liabilities associated with the vesting of these restricted shares.

On October 7, 2022, the Company received the entirety of the $5,457 amount receivable pursuant to retrospective provisions under the Company’s previous two multi-year reinsurance contracts which were commuted effective May 31, 2022.

On October 13, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 16, 2022 to stockholders of record on November 18, 2022.

On November 7, 2022, the Company executed an amendment to the revolving credit facility with Fifth Third Bank. Under the terms of the amendment, the maximum debt-to-capital ratio as defined in the credit agreement is set at 67.5% and the borrowing capacity of the line of credit is set at $50,000. This summary of the amendment is qualified in its entirety by reference to the Fourth Amendment to Credit Agreement, which is filed as Exhibit 10.61 to this Quarterly Report on Form 10-Q.

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
TypTap Group
▪
Property and casualty insurance
▪
Information technology
c)
Real Estate Operations
d)
Other Operations
▪
Holding company operations

For the three months ended September 30, 2022 and 2021, revenues from HCPCI insurance operations before intracompany elimination represented 60.5% and 73.9%, respectively, and revenues from TypTap Group represented 29.9% and 24.0%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2022 and 2021, revenues from HCPCI insurance operations before intracompany elimination represented 66.6% and 76.4%, respectively, and revenues from TypTap Group represented 28.7% and 20.7%, respectively, of total revenues of all operating segments. At September 30, 2022 and December 31, 2021, HCPCI insurance operations’ total assets represented 55.9% and 58.7%, respectively, and TypTap Group’s total assets represented 36.7% and 29.3%, respectively, of the combined assets of all operating segments. See Note 13 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

In February 2022, HCPCI entered into another reinsurance agreement with United where HCPCI provides 85% quota share reinsurance on all of United’s personal lines insurance business in the states of Georgia, North Carolina, and South Carolina (collectively “Southeast Region”) from December 31, 2021 through May 31, 2022. Under this agreement, HCPCI paid United a catastrophe allowance of 9% of premium and a provisional ceding commission of 25% of premium. In September 2022, HCPCI began renewing United’s policies in South Carolina.

Reinsurance and other auxiliary operations

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd. We selectively retain risk in Claddaugh, reducing the cost of third-party reinsurance. Claddaugh fully collateralizes its exposure to HCPCI and TypTap by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts, however Claddaugh did not enter into any retrocession contracts for the 2022-2023 treaty year. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations also include claim adjusting and processing services.

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

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium since 2016. TypTap’s policies in force have increased from 6,721 in January 2018 to 85,781 at September 30, 2022. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently. As of November 2, 2022, TypTap has been approved to offer homeowners coverage in 19 states outside of Florida. TypTap is currently operating in 12 states. In addition to the expansion in TypTap business, we also expect continued growth from the United policies assigned to TypTap through the renewal rights agreements acquired by HCI.

In 2021, TypTap began providing quota share reinsurance on all in-force, new and renewal policies issued by United in the Northeast Region. TypTap began renewing and/or replacing United policies in two states in December 2021, a third state in January 2022, and the fourth state in April 2022.

In June 2022, TypTap entered into a new reinsurance agreement with United where TypTap provides 100% quota share reinsurance on all of United’s personal lines insurance business in the Southeast Region from June 1, 2022 through May 31, 2023. In exchange, TypTap pays United a ceding commission of 16% of premium. Simultaneously, TypTap began renewing United’s policies in South Carolina.

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

In July 2022, we closed on our agreement to sell 1.5 acres of land in Tampa, Florida to the FDOT in connection with an eminent domain proceeding for a planned road improvement project. See Real Estate Investments under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Impact of Hurricane Ian

On September 28, 2022, Hurricane Ian made landfall in southwestern Florida as a dangerous, high-end Category 4 storm. After crossing the Florida peninsula, it made a second landfall on September 30, 2022 in coastal South Carolina. On a pre-tax consolidated basis, estimated gross losses related to Hurricane Ian totaled $970,000,000. After anticipated reinsurance recoveries, we incurred a net estimated loss of approximately $65,000,000. Gross loss estimates, including loss adjustment expenses, for HCPCI and TypTap were $550,518,000 and $419,482,000, respectively.

As a result of Hurricane Ian, the balance of previously accrued benefits under one multi-year reinsurance contract with retrospective provisions was decreased by $12,600,000 during the third quarter of 2022. Assuming the lack of more storm events, benefits remain available in future periods but at reduced amounts. In addition, we recognized an allowance for credit losses of approximately $399,000 related to Hurricane Ian’s unpaid ceded reinsurance recoverable.

On September 28, 2022, the Florida Office of Insurance Regulation issued an emergency order in response to Hurricane Ian preventing insurers regulated under the Florida Insurance Code from cancelling or non-renewing a policy as well as issuing a notice of cancellation or nonrenewal of a policy between September 28, 2022 and November 28, 2022, except at the written request of the policyholder. This rule does not apply to new policies effective on or after September 28, 2022.

Recent Events

In connection with our quota share reinsurance agreement to provide 100% reinsurance on all of United’s in-force, new and renewal policies in the Southeast Region from June 1, 2022 through May 31, 2023, we began renewing and/or replacing United’s policies in Georgia on October 1, 2022.

On October 5, 2022, 231,516 shares of restricted stock issued to employees vested one year subsequent to satisfaction of a market-based vesting condition on October 5, 2021. The restricted shares were granted in February 2021 with a grant date fair value of $36.57 per share. We repurchased and retired a total of 80,339 shares surrendered to satisfy payroll tax liabilities associated with the vesting of these restricted shares.

On October 7, 2022, we received the entirety of the $5,457,000 amount receivable pursuant to retrospective provisions under our previous two multi-year reinsurance contracts which were commuted effective May 31, 2022.

On October 13, 2022, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 16, 2022 to stockholders of record on November 18, 2022.

On November 7, 2022, we executed an amendment to our revolving credit facility with Fifth Third Bank. Under the terms of the amendment, the maximum debt-to-capital ratio as defined in the credit agreement is set at 67.5% and the borrowing capacity of the line of credit is set at $50,000,000. This summary of the amendment is qualified in its entirety by reference to the Fourth Amendment to Credit Agreement, which is filed as Exhibit 10.61 to this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Gross premiums earned	$181,713	$149,809	$541,762	$420,191
Premiums ceded	(74,741)	(55,577)	(184,108)	(145,112)
Net premiums earned	106,972	94,232	357,654	275,079
Net investment income	18,530	2,520	25,082	9,749
Net realized investment (losses) gains	(884)	1,232	(1,204)	4,952
Net unrealized investment losses	(347)	(1,869)	(8,157)	(649)
Policy fee income	1,071	1,000	3,180	2,962
Other income	1,312	2,102	3,065	3,502
Total revenue	126,654	99,217	379,620	295,595
Expenses
Losses and loss adjustment expenses	139,794	62,664	299,328	164,332
Policy acquisition and other underwriting expenses	24,678	23,340	80,949	69,574
General and administrative personnel expenses	15,848	11,537	45,183	31,733
Interest expense	2,813	1,664	4,929	5,743
Debt conversion expense	—	1,273	—	1,273
Other operating expenses	7,123	5,243	20,392	14,245
Total expenses	190,256	105,721	450,781	286,900
(Loss) income before income taxes	(63,602)	(6,504)	(71,161)	8,695
Income tax (benefit) expense	(12,099)	(1,636)	(13,907)	2,888
Net (loss) income	(51,503)	(4,868)	(57,254)	5,807
Net loss (income) attributable to noncontrolling interests	544	(1,369)	(2,783)	(3,979)
Net (loss) income after noncontrolling interests	$(50,959)	$(6,237)	$(60,037)	$1,828
Ratios to Net Premiums Earned:
Loss Ratio	130.68%	66.50%	83.69%	59.74%
Expense Ratio	47.18%	45.69%	42.35%	44.56%
Combined Ratio	177.86%	112.19%	126.04%	104.30%
Ratios to Gross Premiums Earned:
Loss Ratio	76.93%	41.83%	55.25%	39.11%
Expense Ratio	27.77%	28.74%	27.96%	29.17%
Combined Ratio	104.70%	70.57%	83.21%	68.28%
(Loss) Earnings Per Share Data:
Basic	$(5.66)	$(0.72)	$(6.26)	$0.23
Diluted	$(5.66)	$(0.72)	$(6.26)	$0.22

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Our results of operations for the three months ended September 30, 2022 reflect net loss of approximately $51,503,000 or $5.66 loss per share, compared with approximately $4,868,000 or $0.72 loss per share, for the three months ended September 30, 2021. The quarter-over-quarter decrease was primarily due to a $77,130,000 increase in losses and loss adjustment expenses, a $4,311,000 increase in general and administrative personnel expenses, and a $1,880,000 increase in other operating expenses, offset by a $15,416,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses) and a $12,740,000 increase in net premiums earned.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended September 30, 2022 and 2021 were approximately $181,713,000 and $149,809,000, respectively. HCPCI gross premiums earned were $98,985,000 for the three months ended September 30, 2022 compared to $98,256,000 for the three months ended September 30, 2021. Gross premiums earned from the United insurance policies assumed were $15,597,000 for the three months ended September 30, 2022 compared to $29,046,000 for the three months ended September 30, 2021. TypTap’s gross premiums earned were $82,728,000 versus $51,553,000 for the same comparative period with the increase due to a greater number of policies in force from the organic growth in TypTap’s business and from the business assumed from United beginning June 1, 2022.

Premiums Ceded for the three months ended September 30, 2022 and 2021 were approximately $74,741,000 and $55,577,000, respectively, representing 41.1% and 37.1%, respectively, of gross premiums earned. The $19,164,000 increase was primarily attributable to higher reinsurance costs for the 2022 contract year due to an increased overall reinsurance coverage amount as a result of premium growth and expansion. In addition, ceded premiums were increased by a reversal of $12,600,000 of previously accrued benefits attributable to retrospective provisions under multi-year reinsurance contracts due to the effects of Hurricane Ian.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance contracts. For the three months ended September 30, 2022, premiums ceded included a decrease of $3,843,000 related to retrospective provisions compared with a decrease of $1,364,000 for the three months ended September 30, 2021. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended September 30, 2022 and 2021 totaled approximately $116,440,000 and $118,689,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The decrease in 2022 resulted from an increase in premiums ceded to reinsurers as described above. We had approximately 214,000 policies in force at September 30, 2022 (excluding policies assumed from United) as compared with approximately 156,000 policies in force at September 30, 2021.

Net Premiums Earned for the three months ended September 30, 2022 and 2021 were approximately $106,972,000 and $94,232,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended
	September 30,
	2022	2021
Net Premiums Written	$116,440	$118,689
Increase in Unearned Premiums	(9,468)	(24,457)
Net Premiums Earned	$106,972	$94,232

Net Investment Income for the three months ended September 30, 2022 and 2021 was approximately $18,530,000 and $2,520,000, respectively. The $16,010,000 increase was primarily attributable to a $13,592,000 increase in income from real estate investments, a $1,859,000 increase in income from available-for-sale fixed-maturity securities and a $916,000 increase in interest income from cash and cash equivalents. See Net Investment Income (Loss) under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Losses for the three months ended September 30, 2022 were approximately $884,000 versus $1,232,000 of net realized investment gains for the three months ended September 30, 2021. The $2,116,000 decrease was primarily attributable to net realized losses of approximately $932,000 from selling equity securities during the three months ended September 30, 2022 as opposed to net realized gains of approximately $953,000 from selling equity securities during the corresponding period in 2021.

Net Unrealized Investment Losses for the three months ended September 30, 2022 and 2021 were approximately $347,000 and $1,869,000, respectively. The decrease was primarily attributable to an overall improvement in the equity market compared with the three months ended September 30, 2021.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $139,794,000 and $62,664,000 for the three months ended September 30, 2022 and 2021, respectively. HCPCI losses and loss adjustment expenses were $73,228,000 for the three months ended September 30, 2022 compared to $36,928,000 for the three months ended September 30, 2021. The increase was primarily attributable to $42,346,000 of losses attributable to Hurricane Ian which struck the Southeastern United States in late September. Losses and loss adjustment expenses for TypTap were $62,153,000 versus $24,224,000 for the same comparative period. The increase was attributable to $22,251,000 of losses attributable to Hurricane Ian, $6,750,000 of losses due to the greater number of TypTap policies in force, $2,064,000 of additional losses from policies assumed from United or any subsequent renewal or replacement of United policies, and $6,818,000 of prior period loss development. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2022 and 2021 were approximately $24,678,000 and $23,340,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, catastrophe allowance payable to United, and premium taxes. Policy acquisition expenses for HCPCI insurance operations were $12,081,000 for the three months ended September 30, 2022 compared to $13,035,000 for the three months ended September 30, 2021. The decrease was due to amortization of decreased costs associated with the policies assumed from United or any subsequent renewal or replacement of United policies. An increase in policy acquisition costs primarily results from premium growth. TypTap Group policy acquisition expenses were $12,626,000 versus $10,360,000 for the same comparative period, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months.

General and Administrative Personnel Expenses for the three months ended September 30, 2022 and 2021 were approximately $15,848,000 and $11,537,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to a project to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $4,311,000 was primarily attributable to an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees effective in late February 2022, and higher stock-based compensation expense.

Interest Expense for the three months ended September 30, 2022 and 2021 was approximately $2,813,000 and $1,664,000, respectively. The increase primarily resulted from interest expense related to our 4.75% convertible senior notes issued in May 2022, offset by conversions of our 4.25% convertible senior notes during the second half of 2021.

Income Tax Benefits for the three months ended September 30, 2022 and 2021 were approximately $12,099,000 and $1,636,000, respectively, for state, federal, and foreign income taxes resulting in effective tax rates of 19.0% and 25.2%, respectively. The decrease in the effective tax rate was primarily attributable to a valuation allowance established during the third quarter of 2022 and an increase in non-deductible compensation expense related to certain executive compensation, offset by the increased Florida corporate tax rate effective January 1, 2022.

Ratios:

The loss ratio applicable to the three months ended September 30, 2022 (losses and loss adjustment expenses incurred related to net premiums earned) was 130.7% compared with 66.5% for the three months ended September 30, 2021. The increase was primarily due to the increase in losses and loss adjustment expenses due to Hurricane Ian, offset in part by the increase in net premiums earned.

The expense ratio applicable to the three months ended September 30, 2022 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 47.2% compared with 45.7% for the three months ended September 30, 2021. The increase in our expense ratio was primarily attributable to the increase in general and administrative personnel and other operating expenses, offset in part by the decrease in debt conversion expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended September 30, 2022 was 177.9% compared with 112.2% for the three months ended September 30, 2021. The increase in 2022 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended September 30, 2022 was 104.7% compared with 70.6% for the three months ended September 30, 2021. The increase in 2022 was primarily attributable to the increase in losses and loss adjustment expenses due to Hurricane Ian, offset by the increase in gross premiums earned.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Our results of operations for the nine months ended September 30, 2022 reflect net loss of approximately $57,254,000 or $6.26 loss per share, compared with net income of approximately $5,807,000 or $0.22 diluted earnings per share, for the nine months ended September 30, 2021. The period-over-period decrease was primarily due to a $134,996,000 increase in losses and loss adjustment expenses, a $13,450,000 increase in general and administrative personnel expenses, and an $11,375,000 increase in policy acquisition and other underwriting expenses, offset by an increase in net premiums earned of $82,575,000, a $1,669,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains/losses), and an $814,000 decrease in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the nine months ended September 30, 2022 and 2021 were approximately $541,762,000 and $420,191,000, respectively. HCPCI gross premiums earned were $330,969,000 for the nine months ended September 30, 2022 compared to $300,827,000 for the nine months ended September 30, 2021. Gross premiums earned from the United insurance policies assumed were $61,913,000 for the nine months ended September 30, 2022 compared to $73,403,000 for the nine months ended September 30, 2021. TypTap’s gross premiums earned were $210,793,000 versus $119,364,000 for the same comparative period with the increase due to a greater number of policies in force from the organic growth in TypTap’s business and from the business assumed from United beginning June 1, 2022.

Premiums Ceded for the nine months ended September 30, 2022 and 2021 were approximately $184,108,000 and $145,112,000, respectively, representing 34.0% and 34.5%, respectively, of gross premiums earned. The $38,996,000 increase was primarily attributable to higher reinsurance costs for the 2022 contract year due to an increased overall reinsurance coverage amount as a result of premium growth and expansion. In addition, ceded premiums were increased by a reversal of $12,600,000 of previously accrued benefits attributable to retrospective provisions under multi-year reinsurance contracts due to the effects of Hurricane Ian.

For the nine months ended September 30, 2022, premiums ceded included a decrease of $11,717,000 related to retrospective provisions compared with a net reduction of $9,619,000 for the nine months ended September 30, 2021. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the nine months ended September 30, 2022 and 2021 totaled approximately $370,519,000 and $339,980,000, respectively. The $30,539,000 increase in 2022 resulted primarily from the factors described earlier.

Net Premiums Earned for the nine months ended September 30, 2022 and 2021 were approximately $357,654,000 and $275,079,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net Premiums Written	$370,519	$339,980
Increase in Unearned Premiums	(12,865)	(64,901)
Net Premiums Earned	$357,654	$275,079

Net Investment Income for the nine months ended September 30, 2022 and 2021 was approximately $25,082,000 and $9,749,000, respectively. The $15,333,000 increase was primarily attributable to a $12,136,000 increase in income from real estate investments, a $2,619,000 increase in income from available-for-sale fixed-maturity securities and a $1,050,000 increase in interest income from cash and cash equivalents. See Net Investment Income (Loss) under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Unrealized Investment Losses for the nine months ended September 30, 2022 and 2021 were approximately $8,157,000 and $649,000, respectively. The increase was primarily attributable to an overall deterioration in the equity market compared with the nine months ended September 30, 2021.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $299,328,000 and $164,332,000 for the nine months ended September 30, 2022 and 2021, respectively. HCPCI losses and loss adjustment expenses were $165,915,000 for the nine months ended September 30, 2022 compared to $110,008,000 for the nine months ended September 30, 2021. The increase was primarily attributable to $42,346,000 of losses from Hurricane Ian, and a $14,928,000 net increase in losses attributable to the United policies due to an increase in the number of policies assumed from United or any subsequent renewal or replacement of United policies. Losses and loss adjustment expenses for TypTap were $129,833,000 versus $52,976,000 for the same comparative period. The increase was attributable to $22,251,000 of losses attributable to Hurricane Ian, $36,500,000 of losses due to the greater number of TypTap policies in force, $7,015,000 of additional losses from policies assumed from United or any subsequent renewal or replacement of United policies, and $10,990,000 of prior period losses. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2022 and 2021 were approximately $80,949,000 and $69,574,000 on a consolidated basis, respectively. Policy acquisition expenses for HCPCI insurance operations were $48,429,000 for the nine months ended September 30, 2022 compared to $46,076,000 for the nine months ended September 30, 2021. The increase was due to amortization of increased costs associated with the policies assumed from United or any subsequent renewal or replacement of United policies. TypTap Group policy acquisition expenses were $32,633,000 versus $23,612,000 for the same comparative period, with the increase attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force over the past 12 months and the policies assumed from United or any subsequent renewal or replacement of United policies.

General and Administrative Personnel Expenses for the nine months ended September 30, 2022 and 2021 were approximately $45,183,000 and $31,733,000, respectively. The period-over-period increase of $13,450,000 was primarily attributable to an increase in the headcount of temporary and full-time employees, merit increases for non-executive employees effective in late February 2022, and higher stock-based compensation expense.

Interest Expense for the nine months ended September 30, 2022 and 2021 was approximately $4,929,000 and $5,743,000, respectively. The decrease primarily resulted from conversions of our 4.25% convertible senior notes during the second half of 2021, offset by interest expense related to our 4.75% convertible senior notes issued in May 2022.

Income Tax Benefit for the nine months ended September 30, 2022 was approximately $13,907,000 for state, federal, and foreign income taxes resulting in an effective tax rate of 19.5% for 2022. This compared with approximately $2,888,000 of income tax expense for the nine months ended September 30, 2021, resulting in an effective tax rate of 33.2% for 2021. The decrease in the effective tax rate was primarily attributable to a valuation allowance established during the third quarter of 2022 and the recognition of tax benefits attributable to restricted stock that vested in February and May of 2022.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2022 (losses and loss adjustment expenses incurred related to net premiums earned) was 83.7% compared with 59.7% for the nine months ended September 30, 2021. The increase was primarily due to the increase in losses and loss adjustment expenses as further described above, offset in part by the increase in net premiums earned.

The expense ratio applicable to the nine months ended September 30, 2022 was 42.3% compared with 44.6% for the nine months ended September 30, 2021. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned and the decrease in debt conversion expense, offset in part by the increase in policy acquisition, underwriting and personnel expenses.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2022 was 126.0% compared with 104.3% for the nine months ended September 30, 2021. The increase in 2022 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the nine months ended September 30, 2022 was 83.2% compared with 68.3% for the nine months ended September 30, 2021. The increase in 2022 was primarily attributable to the increase in losses and loss adjustment expenses, offset by the increase in gross premiums earned.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at September 30, 2022:

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

See Note 10 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Share Repurchase Plan

In March 2022, the Board approved a plan to repurchase up to $20,000,000 of common shares during 2022 under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. At September 30, 2022, there was approximately $11,941,000 available under the plan. See Note 18 -- “Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for more information.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for four of the remaining funds have expired, the general partners may request additional funds under certain circumstances. At September 30, 2022, there was an aggregate unfunded capital balance of $6,262,000. See Limited Partnership Investments under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk investments. Thus, we may consider increasing our real estate investment portfolio should an opportunity arise.

We currently have a 90% equity interest in FMKT Mel JV, LLC, a Florida limited liability company for which we are not the primary beneficiary. In June 2022, FMKT Mel JV sold its last outparcel and recognized a net gain of $572,000. FMKT Mel JV distributed its earnings during the third quarter of 2022 and is expected to be liquidated by December 31, 2022.

Sources and Uses of Cash

Cash Flows for the Nine Months Ended September 30, 2022

Net cash used in operating activities for the nine months ended September 30, 2022 was approximately $18,261,000, which consisted primarily of cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments less cash received from net premiums written and reinsurance recoveries (of approximately $34,222,000). Net cash used in investing activities of $311,352,000 was primarily due to the purchases of fixed-maturity and equity securities of $414,066,000, the purchases of property and equipment of $5,431,000, and the purchase of intangible assets from United of $3,800,000, offset by the proceeds from calls, repayments and maturities of fixed-maturity securities of $52,023,000, the proceeds from sales of fixed-maturity and equity securities of $41,010,000, $14,500,000 of compensation received for the property relinquished through eminent domain, and distributions received from limited partnership investments of $4,732,000. Net cash provided by financing activities totaled $56,955,000, which was primarily due to the proceeds from issuance of 4.75% Convertible Senior Notes of $172,500,000, offset by $76,166,000 of share repurchases, net repayment of our revolving credit facility of $15,000,000, $11,697,000 of net cash dividend payments, debt issuance costs paid of $6,014,000, cash dividends paid to redeemable noncontrolling interest of $5,508,000, and repayments of long-term debt of $754,000.

Cash Flows for the Nine Months Ended September 30, 2021

Net cash provided by operating activities for the nine months ended September 30, 2021 was approximately $48,671,000, which consisted primarily of cash received from net premiums written, reinsurance recoveries (of approximately $38,484,000) less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $35,087,000 was primarily due to the proceeds from sales of fixed-maturity and equity securities of $100,130,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $16,734,000, and distributions received from limited partnership investments of $3,635,000, offset by the purchases of fixed-maturity and equity securities of $83,211,000, and the purchases of property and equipment of $2,583,000. Net cash provided by financing activities totaled $54,077,000, which consisted of net proceeds of $93,738,000 from Centerbridge for investment in TTIG, offset by $9,713,000 of net cash dividend payments, net repayment of our revolving credit facility of $23,750,000, and $1,308,000 used in share repurchases.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At September 30, 2022, we had $394,585,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy as to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the financial statements but are required to be disclosed in the notes to the financial statements. See Note 20 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2022, $1,109,823,000 of the total $1,201,842,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $92,019,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At September 30, 2022, $39,773,000 of the $92,019,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $237,165,000 at December 31, 2021 to $1,201,842,000 at September 30, 2022. The $964,677,000 increase is comprised of $1,078,310,000 in reserves established for the 2022 loss year, offset by reductions in our Reserves of $30,787,000 specific to Hurricane Irma, Hurricane Michael, Hurricane Sally and Tropical Storm Eta, and reductions in our non-catastrophe Reserves of $59,085,000 for 2021 and $23,761,000 for 2020 and prior loss years. The Reserves established for 2022 claims is primarily driven by an allowance for those claims that have been incurred but not reported to the company as of September 30, 2022. The decrease of $82,846,000 specific to our 2021 and prior loss-year reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at September 30, 2022 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

Due to Hurricane Ian, the balance of previously accrued benefits under one multi-year reinsurance contract with retrospective provisions was decreased by $12,600,000 during the third quarter of 2022. For the three months ended September 30, 2022 and 2021, we accrued benefits of $3,843,000 and $1,364,000, respectively. For the nine months ended September 30, 2022 and 2021, we accrued benefits of $11,717,000 and $9,619,000, respectively. The accrual of benefits was recognized as a reduction in ceded premiums.

As of September 30, 2022, we had $14,781,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement.

We believe the credit risk associated with the collectability of accrued benefits is minimal based on available information about each reinsurer’s financial position and each reinsurer’s demonstrated ability to comply with contract terms. In October 2022, we received $5,457,000 in connection with the previous two multi-year reinsurance contracts which were commuted in May 2022.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 10, 2022. For the nine months ended September 30, 2022, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in recent accounting pronouncements during the nine months ended September 30, 2022, as compared to those described in our Annual Report on Form

10-K for the fiscal year ended December 31, 2021, that are of significance, or potential significance, to the Company.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolios at September 30, 2022 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2022 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$344,606	$(16,033)	-4.45%
200 basis point increase	349,950	(10,689)	-2.96%
100 basis point increase	355,294	(5,345)	-1.48%
100 basis point decrease	365,983	5,344	1.48%
200 basis point decrease	371,323	10,684	2.96%
300 basis point decrease	376,653	16,014	4.44%

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

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2022 (amounts in thousands):

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$97,275	26	$97,154	27
AA+, AA, AA-	245,206	66	235,391	65
A+, A, A-	13,041	3	12,388	3
BBB+, BBB, BBB-	14,542	4	13,913	4
CCC+, CC and Not rated	1,813	1	1,793	1
Total	$371,877	100	$360,639	100

Equity Price Risk

Our equity investment portfolio at September 30, 2022 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at September 30, 2022 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Consumer	$6,294	18
Financial	4,984	15
Technology	1,664	5
Other (1)	2,481	7
	15,423	45
Mutual funds and exchange-traded funds by type:
Debt	15,468	46
Equity	2,319	7
Alternative	736	2
	18,523	55
Total	$33,946	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2022, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)
Repurchases of Securities

The table below summarizes the number of common shares repurchased under the 2022 repurchase plan approved by our Board of Directors (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (b)
July 31, 2022	2,668	$65.74	2,668	$17,941
August 31, 2022	55,201	$54.35	55,201	$14,941
September 30, 2022	61,593	$48.71	61,593	$11,941
	119,462	$51.69	119,462

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

During the nine months ended September 30, 2022, our insurance subsidiaries paid dividends of $12,000,000 to HCI.

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

4.3

Indenture, dated May 23, 2022, by and between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2022.

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

10.8

Multi-Year Working Layer Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.131 to our Form 10-Q filed August 9, 2022.

10.9

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.132 to our Form 10-Q filed August 9, 2022.

10.10

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.133 to our Form 10-Q filed August 9, 2022.

10.11

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.134 to our Form 10-Q filed August 9, 2022.

10.12

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.135 to our Form 10-Q filed August 9, 2022.

10.13

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.136 to our Form 10-Q filed August 9, 2022.

10.14

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.137 to our Form 10-Q filed August 9, 2022.

10.15

Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.138 to our Form 10-Q filed August 9, 2022.

10.16

Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.139 to our Form 10-Q filed August 9, 2022.

10.17

Sixth Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.140 to our Form 10-Q filed August 9, 2022.

10.18

Non-Florida Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.141 to our Form 10-Q filed August 9, 2022.

10.19

Non-Florida Reinstatement Premium Protection Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.142 to our Form 10-Q filed August 9, 2022.

10.20

Flood Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.143 to our Form 10-Q filed August 9, 2022.

10.21

Property Catastrophe Shared Multi-Region Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.144 to our Form 10-Q filed August 9, 2022.

10.22

Top Layer Flood/Wind Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2022 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to Exhibit 10.145 to our Form 10-Q filed August 9, 2022.

10.23

Reimbursement Contract effective June 1, 2022 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to Exhibit 10.146 to our Form 10-Q filed August 9, 2022.

10.24

Reimbursement Contract effective June 1, 2022 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to Exhibit 10.147 to our Form 10-Q filed August 9, 2022.

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

10.57**	Form of executive restricted stock award contract. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed May 1, 2014.

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

10.61	Fourth Amendment to Credit Agreement and Modification of Note and Other Loan Documents, dated November 7, 2022.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 11, 2017.

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed February 14, 2018.

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 22, 2019.

10.105**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 23, 2020.

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

10.129

Property Quota Share Reinsurance Contract effective June 1, 2022 issued to United Property and Casualty Insurance Company by TypTap Insurance Company. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2022.

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

HCI GROUP, INC.

November 9, 2022	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 9, 2022	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.