Form 10-K
period 2022-12-31
HCI Group, Inc.
filed 2023-03-10
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, computed by reference to the price at which the common stock was last sold on June 30, 2022, was $486,709,703.

The number of shares outstanding of the registrant’s common stock, no par value, on March 2, 2023 was 8,596,873.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

HCI GROUP, INC. AND SUBSIDIARIES

Signatures

Certifications

PART I

ITEM 1 – Business

General

Incorporated in 2006, HCI Group, Inc. is a Florida-based company that, through its subsidiaries, is engaged in property and casualty insurance, information technology services, insurance management, real estate and reinsurance. References to “we,” “our,” “us,” “the Company,” or “HCI” in this Form 10-K generally refer to HCI Group, Inc. and its subsidiaries. Our principal executive offices are located at 3802 Coconut Palm Drive, Tampa, Florida 33619, and our telephone number is (813) 849-9500. After the reorganization of our business in the first quarter of 2021, we now manage our operations in the following organizational segments, based on managerial emphasis and evaluation of financial and operating performances:

a)
HCPCI Insurance Operations
•
Property and casualty insurance
•
Reinsurance and other auxiliary operations
b)
TypTap Group
•
Property and casualty insurance
•
Information technology
c)
Real Estate Operations
d)
Other Operations
•
Holding company operations

HCPCI Insurance Operations

Property and Casualty Insurance

Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) was incorporated and began operations in 2007. HCPCI provides various forms of residential insurance products such as homeowners insurance, fire insurance, flood insurance and wind-only insurance to homeowners, condominium owners and tenants for properties primarily located in Florida and in various states outside of Florida. Due to the reduced availability and affordability of flood reinsurance coverage, HCPCI in 2023 will cease to offer flood insurance policies. Gross earned premiums from such policies comprised less than 1% of total HCPCI gross premiums earned during 2022.

HCPCI began operations by participating in a “take-out program” through which we assumed insurance policies issued by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. Opportunities to acquire large numbers of policies from Citizens meeting our strict underwriting criteria have diminished in recent years. We may, however, selectively pursue additional assumption transactions with Citizens when opportunities arise.

As an established carrier, HCPCI has also accepted the transfer or assumption of policies from other insurance companies in Florida or any states in which it operates. For example, in 2011 we accepted approximately 70,000 homeowners’ insurance policies representing $106 million in written premium from a carrier placed into receivership, approximately 43,000 homeowners’ insurance policies representing $69 million of annualized premium in April 2020 from a ratings-downgraded carrier that ceased conducting business, and approximately 6,000 homeowners’ insurance policies representing $20 million of annualized gross written premium from a carrier liquidated in August 2021.

Recently, HCPCI assumed personal lines insurance business in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”) from United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”). HCPCI began renewing and/or replacing United policies in two states of the Northeast Region in December 2021, a third state in January 2022, and the fourth state in April 2022. More recently, HCPCI assumed personal lines insurance business in the states of Georgia, North Carolina, and South Carolina (collectively “Southeast Region”) from United. HCPCI began renewing United policies in South Carolina in September 2022. HCPCI is authorized to write residential property and casualty insurance in the states of Arkansas, California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina and Texas. Written premium generated by HCPCI in states other than Florida during 2022, including from assumed business, totaled approximately $38.5 million.

Reinsurance and other auxiliary operations

We have a Bermuda domiciled wholly owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”). We selectively retain risk in Claddaugh, reducing the cost of third party reinsurance. Claddaugh fully collateralizes its exposure to HCPCI and TypTap Insurance Company (“TypTap”) by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts, however Claddaugh did not enter into any retrocession contracts for the 2022-2023 treaty year. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations also include claim adjusting and processing services.

For the years ended December 31, 2022, 2021 and 2020, revenues from HCPCI insurance operations before intracompany elimination represented 66.1%, 74.6% and 73.4%, respectively, of total revenues of all operating segments. At December 31, 2022 and 2021, HCPCI insurance operations’ total assets represented 53.4% and 58.7%, respectively, of the combined assets of all operating segments. See Note 15 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

TypTap Group

TypTap Insurance Group, Inc. (“TTIG”), our majority-owned subsidiary, currently has four subsidiaries: TypTap, TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTIG is primarily engaged in the property and casualty insurance business, focusing on standalone flood and homeowners multi-peril policies, and is currently using internally developed technology to collect and analyze claims and other supplemental data to generate savings and efficiency for its insurance operations.

In November 2021, we first announced our intention to list TTIG’s common shares on a major U.S. stock exchange through a planned initial public offering to raise additional capital to fund its growth plan. In January 2022, we announced our postponement of TTIG’s initial public offering due to market conditions not favorable to its success and realization of true value.

Property and Casualty Insurance

TypTap, TTIG’s insurance subsidiary, was incorporated and began operations in 2016 and has been the primary source of our organic growth in gross written premium since then. Gross written premium consists of the sum of direct premiums written and assumed premiums written. In its first year of operation in 2016, gross written premium was $2.5 million and by 2022 it has grown to $348.2 million. Since TypTap began applying for approval to offer homeowners coverage in states outside of Florida in October 2020, TypTap has received approvals from 28 states. Written premium generated by TypTap in states other than Florida during 2022, including from assumed business, totaled approximately $100.2 million. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently.

In addition to the expansion in TypTap business, we also expect continued growth from the policies assigned to TypTap in connection with the aforementioned assumed personal lines insurance business in the Northeast and Southeast Regions from United. TypTap began renewing and/or replacing United policies in two states of the Northeast Region in December 2021, a third state in January 2022, and the fourth state in April 2022. In June 2022, TypTap assumed personal lines insurance business in the Southeast Region from United and simultaneously began renewing United policies in South Carolina. TypTap began renewing and/or replacing United policies in Georgia in October 2022. In December 2022, TypTap began renewing United policies in North Carolina.

TypTap will also phase out its flood insurance products during 2023 due to the reduced availability and affordability of flood reinsurance coverage. Gross earned premiums from such policies comprised less than 5% of total TypTap gross premiums earned during 2022.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in designing and creating web-based applications. The operations, which are located in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products and services that support in-house operations as well as our third-party relationships with our agency partners and claim vendors. Products created thus far have been solely for use by the Company’s insurance-related subsidiaries.

SAMSTM

SAMS is an online policy administration platform used by HCPCI. SAMS processes the full life cycle of a policy from policy quoting and issuance to agency management, cash receipts/disbursements, claims reserving and claim payments.

HarmonyTM

Harmony is the next generation policy administration platform used by both HCPCI and TypTap. The innovative Harmony system easily supports multiple companies and their products. In addition to supporting the full life cycle of a policy, Harmony also provides advanced underwriting capabilities as well as a simplified user experience for quoting and binding.

ClaimColonyTM

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

AtlasViewer®

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

For the years ended December 31, 2022, 2021 and 2020, revenues from TypTap Group before intracompany elimination represented 29.9%, 22.7% and 15.5%, respectively, of total revenues of all operating segments. At December 31, 2022 and 2021, TypTap Group’s total assets represented 37.9% and 29.3%, respectively, of the combined assets of all operating segments. See Note 15 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Shared Support Services

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
•
Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents. For instance, we use our internally developed application, ClaimColonyTM, to increase the efficiency of our claims processing and settlement.

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

Implications of Florida Senate Bill 2-A

In December 2022, the Florida legislature passed Senate Bill 2-A (“SB 2-A”). The primary purpose of SB 2-A is to address the affordability and availability of residential property insurance in Florida. The bill also requires insurers to communicate, investigate, and pay valid claims more promptly. Key provisions in SB 2-A are-

•
The establishment of a new program called the Florida Optional Reinsurance Assistance Program. The program is intended to make available additional reinsurance coverage to residential property insurers against catastrophic losses at reasonable rates.
•
The repeal of Florida’s one-way attorney’s fee provision, which entitled an insured to reasonable attorney’s fees in any lawsuit in which any amount of recovery was awarded.
•
The requirement of an expedited claims process. Reduced time limits for insurers to respond to policyholders throughout the claims resolution process will be mandated.
•
The prohibition of an Assignment of Benefits (“AOB”) contract from being applied to residential property insurance policies. This provision is intended to prevent AOBs from being used as a tool for fraud and abuse and will help enforce the law passed in May 2022 prohibiting contractor solicitation of roof claims without proper disclosure to a consumer.

•
The reduction in the required time limit for filing a claim. The time limit for providing a notice of loss to an insurer is reduced from two years to one year for initial or reopened claims and from three years to 18 months for supplemental claims.

We are optimistic that SB 2-A will deter frivolous lawsuits and improve the affordability and availability of residential property insurance in Florida.

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

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies in any state in which they are licensed to transact business and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined a minimum of once every five years. However, the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”) has the authority to conduct an examination whenever it is deemed appropriate. The latest financial examination of HCPCI and TypTap conducted by the FLOIR was for the year ended December 31, 2020.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2022, 2021 and 2020, see Note 14 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represents estimated costs ultimately required to settle all claims for a given period. See Note 14 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for the net incurred and paid loss development tables for the years 2013 through 2022 and their reconciliation to the estimated liability for losses and LAE as of December 31, 2022.

Real Estate Operations

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations.

Properties Used in Operations

Our real estate used in operations consists of an office building located in the Sabal Palms Industrial Park in Tampa, Florida with gross area of 67,289 square feet and our insurance operations site with gross area of approximately 16,000 square feet in Ocala, Florida. The Ocala location, in addition to day-to-day operational use, serves as our alternative site in the event we experience any significant disruption at our Tampa offices.

Investment Properties

Our portfolio of investment properties includes two waterfront properties consisting of a total of 17.1 acres and a five-acre submerged land lease. One waterfront property contains a building structure that we currently lease to Crabby Bill’s restaurant and a marina while the other houses retail space and a marina with high and dry storage. We acquired the restaurant and marina operations in connection with our purchase of the waterfront properties and we continue to operate two marinas to enhance the property values. The table below sets forth information concerning our investment properties.

	Year	Net Rentable
Description/Location	Acquired	Space (SF)	Anchor Tenant
Waterfront property Tierra Verde, Florida	2011	22,884	Tierra Verde Marina (a)
Waterfront property Treasure Island, Florida	2012	12,790	Crabby Bill’s restaurant
Retail shopping center Sorrento, Florida	2016	61,430	Publix supermarket
Retail shopping center Melbourne, Florida	2016	49,995	Fresh Market supermarket
Office building Tampa, Florida	2017	68,867	(b)
Retail shopping center Riverview, Florida	2018	8,400	Thorntons, LLC
Retail shopping center Clearwater, Florida	2018	54,296	ALDI supermarket
Vacant land Tampa, Florida	2018	(c)	(c)

(a)
Affiliate.
(b)
Effective January 1, 2023, this property is used in our operations and, as a result, is reclassified out of real estate investments to property and equipment on the consolidated balance sheet subsequent to December 31, 2022.
(c)
Not applicable.

Other Real Estate Investments

Melbourne FMA, LLC, our wholly owned subsidiary, had a 90% interest in a joint venture company which was dissolved in December 2022. See Investment in Unconsolidated Joint Venture in Note 4 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2022, 2021 and 2020:

(Amounts in millions except per share amounts)	2022	2021	2020
For the year ended December 31:
Net premiums earned	$463.6	$377.3	$262.5
Total revenue	$499.6	$407.9	$310.4
Losses and loss adjustment expenses	$371.5	$227.5	$160.0
(Loss) income before income taxes	$(68.4)	$11.2	$36.9
Net (loss) income	$(54.6)	$7.2	$27.6
Net (loss) income after noncontrolling interests	$(58.5)	$1.9	$27.6
(Loss) earnings per share:
Basic	$(6.24)	$0.23	$3.55
Diluted	$(6.24)	$0.21	$3.49
Dividends per share	$1.60	$1.60	$1.60
Net cash provided by operating activities	$—	$96.5	$77.3
Cash dividends paid on common stock*	$15.2	$13.8	$12.4
At December 31:
Total investments	$615.6	$196.7	$225.7
Cash and cash equivalents	$234.9	$628.9	$431.3
Total assets	$1,803.3	$1,176.9	$941.3
Total liabilities	$1,548.5	$762.4	$740.2
Redeemable noncontrolling interest	$93.6	$90.0	$—
Total equity	$161.3	$324.5	$201.1
Common shares outstanding (in millions)	8.6	10.1	7.8

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

Diversity

We value a diverse and inclusive work environment and accordingly our workforce consists of men and women of many races, religions, and national origins. We forbid any form of discrimination based upon race, gender, religion, or ethnicity.

Our Board is highly diverse in terms of gender, ethnicity, culture, education and business backgrounds, and our U.S.-based workforce is 61% female and approximately 47% non-white.

Employees

As of February 27, 2023, we employed a total of 578 full-time individuals. In addition, we employed 11 employees through a professional employer organization.

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

HCPCI and TypTap have each obtained a Demotech rating of “A Exceptional,” which is accepted by major mortgage companies operating in the state of Florida and many other states. Mortgage companies may require homeowners to obtain property insurance from an insurance company with an acceptable A.M. Best rating, which we do not currently have. Such a requirement could prevent us from expanding our business unless we obtain such rating, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies. A downgrade or loss of our Demotech rating could result in a substantial loss of business in the event insureds move their business to insurers with a sufficient financial strength rating. A credit rating downgrade could also result in a significant reduction in the number of policies that our agency networks can sell.

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

Our acquired renewal rights intangible assets can be subject to impairment charges which can adversely affect our financial results.

We evaluate our renewal rights intangible assets when impairment indicators are present to determine if there has been any impairment in their carrying value. If we determine an impairment has occurred, we are required to record an impairment charge equal to the excess of the asset’s carrying value over its estimated fair value. The assumptions underlying our fair value estimates are subject to uncertainties including, but not limited to, policy attrition rates, changes in premium rates, marketplace competition, policyholder behavior, and regulatory changes. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analysis may materially differ from our actual results.

The insolvency and receivership of United Property & Casualty Insurance Company could adversely affect our financial results.

On February 27, 2023, United Property & Casualty Insurance Company was placed into receivership by the State of Florida due to its financial insolvency. Under our agreements with United, United is responsible for payment of ceded premiums owed to us while the we are responsible for adjudicating and paying claims. We cannot predict the actions a receiver might take, which may include cancellation of policies subject to the quota share contracts, termination of the claims processing services agreement and restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on our financial position and results of operations.

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

We write insurance policies that cover homeowners, condominium owners, and tenants for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have written, arising out of catastrophes that may have a significant effect on our business, results of operations, and financial condition. A significant catastrophe could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires, winter storms and man-made events. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Florida and the northeast and southeast regions, which are subject to adverse weather conditions such as hurricanes, tropical storms and winter storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material, adverse impact on our results of operations and financial condition.

ITEM 1B – Unresolved Staff Comments

Not applicable.

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of a two-story building with gross area of approximately 67,300 square feet and currently serves as HCI Group, Inc.’s corporate headquarters.

Ocala, Florida. The real estate consists of 1.6 acres of land and an office building with gross area of approximately 16,000 square feet. The facility is 100% designated for our insurance operations and used exclusively by TypTap Management Company.

Investment Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility is currently owned and operated by us. The restaurant facility is leased to an unrelated party that operates several restaurants in the area.

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 23,000 square feet. This marina facility is owned and operated by us. Approximately 6% of the available retail space is occupied by us, 68% of the retail space is leased to non-affiliates, and the remaining space is available for lease.

Riverview, Florida. The real estate consists of 2.57 acres of land, 1.27 acres of which is leased to Thorntons, LLC, a gas station and convenience store chain. Our retail structure with 8,400 square feet of net rentable space is situated on the remaining land. 100% of the rentable space is leased to non-affiliates.

Sorrento, Florida. The real estate includes 5.42 acres of outparcel land intended for ground lease or resale and a retail shopping center with 61,430 square feet of net rentable area. Approximately 74% of the rentable space is currently leased to Publix supermarket. 100% of the rentable space is leased to non-affiliates. See Note 28 -- “Subsequent Events” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Melbourne, Florida. The real estate includes 2.26 acres of outparcel land intended for ground lease, resale or future development and a retail shopping center with 49,995 square feet of rentable area. Approximately 42% of the rentable space is currently leased to Fresh Market supermarket. Approximately 95% of the rentable space is leased to non-affiliates and the remaining space is available for lease. See Note 28 -- “Subsequent Events” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Tampa, Florida. We own investment properties in two different locations. One real estate consists of 6.38 acres of land and an office building with gross area of 68,867 square feet. The building was 100% leased to Bank of America through October 2022. Effective January 1, 2023, this property is used in our operations and, as a result, is reclassified out of real estate investments to property and equipment on the consolidated balance sheet subsequent to December 31, 2022. Another is approximately 9 acres of undeveloped land that we acquired in February 2019.

Clearwater, Florida. The real estate consists of 6.08 acres of land and a retail building with 54,296 square feet of rentable space. Approximately 59% of the rentable space is currently leased to ALDI supermarket. Approximately 94% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Leased Property

Tampa, Florida. We leased 52,693 square feet of office space and use of a four-level parking garage which primarily served as TTIG’s corporate headquarters and several of its subsidiaries’ offices until January 31, 2023. See Note 28 -- “Subsequent Events” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Expense under all facility leases was $1,595,000, $1,945,000, and $1,259,000 during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Holders

As of February 27, 2023, the market price for our common stock was $53.49 and there were 176 holders of record of our common stock.

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

Declaration Date	Payment Date	Date of Record	Per Share Amount
10/13/2022	12/16/2022	11/18/2022	$0.40
7/14/2022	9/16/2022	8/19/2022	$0.40
4/26/2022	6/17/2022	5/17/2022	$0.40
1/20/2022	3/18/2022	2/18/2022	$0.40
10/15/2021	12/17/2021	11/19/2021	$0.40
7/7/2021	9/17/2021	8/20/2021	$0.40
4/28/2021	6/18/2021	5/21/2021	$0.40
1/15/2021	3/19/2021	2/19/2021	$0.40

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2022. We currently have no equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	440,000	$45.25	1,116,205

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2017 and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
HCI Group, Inc.
Russell 2000 Index
NASDAQ Insurance Index
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022

Based on an initial investment of $100 on December 31, 2017 with dividend reinvested.

Recent Sales of Unregistered Securities

All information related to sales of unregistered securities have been reported in Current Report on Form 8-K filings.

Issuer Purchases of Equity Securities

The table below summarizes the number of common shares repurchased under the 2022 repurchase plan approved by our Board of Directors, and also the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (b)
October 31, 2022	160,826	$38.17	80,487	$8,941
November 30, 2022	78,123	$38.40	78,123	$5,941
December 31, 2022	83,614	$35.88	83,614	$2,941
	322,563	$37.63	242,224

a)
In March 2022, our Board of Directors authorized a plan announced March 14, 2022 to repurchase up to $20,000 of the Company’s common shares before commissions and fees during 2022 with this share repurchase plan expiring December 31, 2022.
b)
Represents the balances before commissions and fees at the end of each month. See Note 20 -- “Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

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

OVERVIEW

General

HCI Group, Inc. is a Florida-based InsurTech company which through its subsidiaries is engaged in a variety of business activities, including property and casualty insurance, information technology services, insurance management, real estate and reinsurance. Its principal business is property and casualty insurance.

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

Our general operating and growth strategies are to continually optimize our existing book of insurance business, organically expand our insurance business, manage our costs and expenses, diversify our business operations, develop and deploy new technologies to streamline operational processes, and maintain a strong balance sheet so we can quickly pursue accretive opportunities when they arise. Our growth strategies also include assumption of policies from other insurance companies with the intention of renewing and/or replacing them with our policies.

Recent Events

Since January 1, 2023, our Tampa office building property that was previously leased to an unaffiliated company has been used in our operations. As a result, it is reclassified out of real estate investments to property and equipment on the consolidated balance sheet subsequent to December 31, 2022.

On January 11, 2023, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on March 17, 2023 to stockholders of record on February 17, 2023.

On January 12, 2023, we received approval from the FLOIR to discontinue our flood insurance policies written in Florida with policy cancellation effective dates no later than May 31, 2023. The reason for discontinuation is primarily attributable to the increased costs and reduced availability of flood reinsurance. The discontinuation will not have a material impact to our results of operations.

On January 17, 2023, we received the final distribution of $18,000 from FMKT Mel JV, the unconsolidated joint venture that we had a 90% equity interest in which was liquidated on December 31, 2022.

On February 5, 2023, our Board of Directors extended the maturity date for the principal and unpaid accrued interest of the $40,000,000 demand promissory note with TTIG to June 30, 2025.

On February 14, 2023, we entered into a conditional agreement to sell our retail shopping center investment property in Sorrento, Florida to a non-affiliate for a price of $13,418,000. Subject to due diligence, the sale is expected to be completed within 45 days after the contract date.

On February 16, 2023, we entered into a conditional agreement to sell our retail shopping center investment property in Melbourne, Florida to a non-affiliate for a price of $18,500,000. Subject to due diligence, the sale is expected to be completed within 45 days after the contract date.

On February 27, 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency. Under the existing contracts, United is responsible for payment of ceded premiums owed to us while we are responsible for adjudicating and paying claims. At December 31, 2022, we had a net amount due to United of $1,114,000 and funds withheld for assumed business in trust accounts totaling $48,772,000 for the benefit of policies assumed from, and third-party administrator (“TPA”) services provided to, United. We cannot predict the actions a receiver might take, which may include cancellation of policies subject to the quota share contracts, termination of the TPA service agreement and restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on our financial position and results of operations.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2022 with the Year Ended December 31, 2021

Our results of operations for the year ended December 31, 2022 reflect net loss of approximately $54,603,000, or $6.24 loss per share, compared with net income of approximately $7,242,000, or $0.21 diluted earnings per share, for the year ended December 31, 2021. The year-over-year decrease was primarily attributable to a $143,938,000 increase in losses and loss adjustment expenses, an $11,245,000 increase in policy acquisition and other underwriting expenses, and an $11,083,000 increase in general and administrative personnel expenses, offset by an $86,269,000 increase in net premiums earned and a $3,937,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses).

Revenue

Gross Premiums Earned on a consolidated basis for the years ended December 31, 2022 and 2021 were approximately $724,716,000 and $577,044,000, respectively. The $147,672,000 increase in 2022 was primarily attributable to the increased policies in force from the growth in TypTap’s business, offset by a normal decrease due to policy attrition. Gross premiums earned from the United policies assumed were $73,261,000 in 2022 compared with $98,498,000 in 2021. HCPCI’s gross premiums earned were $426,501,000 in 2022 compared with $401,137,000 in 2021. TypTap’s gross premiums earned were $298,215,000 in 2022 compared with $175,907,000 in 2021.

Premiums Ceded for the years ended December 31, 2022 and 2021 were approximately $261,144,000 and $199,741,000, respectively, representing 36.0% and 34.6%, respectively, of gross premiums earned. Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. The $61,403,000 increase was primarily attributable to increased reinsurance costs effective June 1, 2022 and an increased overall reinsurance coverage amount as a result of premium growth and expansion, offset by a net reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance contracts. In addition, premiums ceded were increased by a reversal of $12,600,000 of previously accrued benefits attributable to retrospective provisions under multi-year reinsurance contracts due to the effects of Hurricane Ian. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the years ended December 31, 2022 and 2021 totaled approximately $464,875,000 and $474,648,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $9,773,000 decrease in 2022 resulted primarily from an increase in premiums ceded to reinsurers as described above, offset by an increase in gross premiums written from the growth of TypTap business of approximately $100,680,000. HCPCI’s and TypTap’s gross premiums written were approximately $377,860,000 and $348,159,000, respectively, for 2022 compared with approximately $426,910,000 and $247,479,000, respectively, for 2021. We had approximately 210,400 policies in force at December 31, 2022 (excluding policies assumed from United) as compared with approximately 180,700 policies in force at December 31, 2021.

Net Premiums Earned for the years ended December 31, 2022 and 2021 were approximately $463,572,000 and $377,303,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2022 and 2021 (amounts in thousands):

	Years Ended December 31,
	2022	2021
Net Premiums Written	$464,875	$474,648
Increase in Unearned Premiums	(1,303)	(97,345)
Net Premiums Earned	$463,572	$377,303

Net Investment Income for the years ended December 31, 2022 and 2021 was approximately $32,447,000 and $12,335,000, respectively. The year-over-year increase was primarily attributable to a $12,040,000 increase in income from real estate investments, a $4,992,000 increase in income from available-for-sale fixed-maturity securities and a $4,142,000 increase in interest income from cash and cash equivalents. See Net Investment Income under Note 4 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Realized Investment Losses for the year ended December 31, 2022 were approximately $1,187,000 compared with approximately $6,472,000 of net realized investment gains for the year ended December 31, 2021. The decrease was primarily attributable to net realized losses of approximately $996,000 from sales of equity securities during the year ended December 31, 2022 compared with net realized gains of approximately $4,123,000 from sales of equity securities during the year ended December 31, 2021.

Net Unrealized Investment Losses for the year ended December 31, 2022 were approximately $7,153,000 compared with approximately $1,363,000 of net unrealized investment gains for the year ended December 31, 2021. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. The decrease in 2022 was primarily attributable to an overall deterioration in the equity market compared with 2021.

Gain from Remeasurement of Contingent Liabilities for the year ended December 31, 2022 was approximately $3,117,000, resulting from the decrease in the balance of contingent liabilities in connection with the renewal rights agreements entered into with United. See Note 9 -- “Intangible Assets, Net” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $371,463,000 and $227,525,000 for the years ended December 31, 2022 and 2021, respectively. The losses and loss adjustment expenses of HCPCI Insurance Operations were $204,549,000 and $147,198,000 for the years ended December 31, 2022 and 2021, respectively. The increase was primarily attributable to approximately $42,100,000 of losses from Hurricane Ian and a $20,338,000 net increase in losses attributable to the United policies due to an increase in the number of policies assumed from United or any subsequent renewal or replacement of United policies. Losses and loss adjustment expenses for TypTap were $173,828,000 and $80,863,000 for the years ended December 31, 2022 and 2021, respectively. The increase was primarily attributable to $45,365,000 of losses due to the greater number of TypTap policies in force, approximately $23,200,000 of losses from Hurricane Ian, a $14,389,000 net increase in losses attributable to the United policies due to an increase in the number of policies assumed from United or any subsequent renewal or replacement of United policies, and $13,544,000 of prior period loss development. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2022 and 2021 were approximately $104,977,000 and $93,732,000, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, catastrophe allowance payable to United, and premium taxes. Policy acquisition expenses for HCPCI were $59,398,000 and $59,321,000 for the years ended December 31, 2022 and 2021, respectively. TypTap policy acquisition expenses were $45,733,000 and $34,593,000 for the years ended December 31, 2022 and 2021, respectively. The increase was primarily attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force during 2022 and the policies assumed from United or any subsequent renewal or replacement of United policies.

General and Administrative Personnel Expenses for the years ended December 31, 2022 and 2021 were approximately $56,511,000 and $45,428,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expense, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The year-over-year increase of $11,083,000 was primarily attributable to a $9,607,000 increase in salaries and wages expense due to an increase in the headcount of temporary and full-time employees and merit increases for non-executive employees and a $1,353,000 increase in stock-based compensation expense.

Interest Expense for the years ended December 31, 2022 and 2021 was approximately $7,768,000 and $6,400,000, respectively. The increase primarily resulted from interest expense related to our 4.75% Convertible Senior Notes issued in May 2022, offset by conversions of our 4.25% Convertible Senior Notes during the second half of 2021.

Impairment Loss for the year ended December 31, 2022 was approximately $2,284,000, resulting from the review of the Northeast and Southeast Regions’ policies in-force as well as the impairment assessment of the renewal rights intangible assets associated with the renewal rights agreements entered into with United.

Income Tax Benefit for the year ended December 31, 2022 was approximately $13,815,000 for federal, state, and foreign income taxes compared with income tax expense of approximately $3,991,000 for the year ended December 31, 2021, resulting in an effective tax rate of 20.2% for 2022 and 35.5% for 2021. The decrease in the effective tax rate was primarily attributable to a valuation allowance established as of December 31, 2022 and the recognition of tax benefits attributable to restricted stock that vested during 2022.

Ratios:

The loss ratio applicable to the year ended December 31, 2022 (losses and loss adjustment expenses incurred related to net premiums earned) was 80.1% compared with 60.3% for the year ended December 31, 2021. The increase was primarily due to the increase in losses and loss adjustment expenses due to Hurricane Ian, offset in part by the increase in net premiums earned.

The expense ratio applicable to the year ended December 31, 2022 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 42.4% compared with 44.8% for the year ended December 31, 2021. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned and the decrease in debt conversion expense, offset in part by the increase in policy acquisition, underwriting and personnel expenses.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2022 was 122.5% compared with 105.1% for the year ended December 31, 2021. The increase was primarily attributable to the increase in losses and loss adjustment expenses combined with the increases in reinsurance costs and policy acquisition, underwriting and personnel expenses.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2022 was 78.4% compared with 68.7% for the year ended December 31, 2021. The increase in 2022 was primarily attributable to the increase in losses and loss adjustment expenses due to Hurricane Ian, offset in part by the increase in gross premiums earned.

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

Revenue

Gross Premiums Earned for the years ended December 31, 2021 and 2020 were approximately $577,044,000 and $415,918,000, respectively. The $161,126,000 increase in 2021 was primarily attributable to the policies assumed from United and increased policies in force from the growth in TypTap’s business, offset by a normal decrease due to policy attrition. Gross premiums earned in 2021 related to the United policies assumed were $98,498,000. HCPCI’s gross premiums earned in 2021 were $401,137,000 compared with $337,082,000 in 2020. TypTap’s gross premiums earned in 2021 were $175,907,000 compared with $78,836,000 in 2020.

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

Net Investment Income for the years ended December 31, 2021 and 2020 was approximately $12,335,000 and $4,564,000, respectively. The year-over-year increase was primarily attributable to an increase in income from limited partnership investments of approximately $6,542,000 and a net gain of $2,790,000 recognized in 2021 for a legal settlement received from The Kroger Co. See Net Investment Income under Note 4 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2021 and 2020 were approximately $93,732,000 and $53,859,000, respectively. The increase was primarily attributable to amortization of increased costs associated with the policies assumed from United and the amortization of increased commission costs related to the growth of TypTap’s policies in force during 2021.

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

Interest Expense for the years ended December 31, 2021 and 2020 was approximately $6,400,000 and $11,734,000, respectively. The decrease primarily resulted from conversions of our 4.25% Convertible Senior Notes during the second half of 2021 and the early adoption of ASU 2020-06 “Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity.” ASU 2020-06 allows the reversal of discounts previously recorded to account for the cash conversion feature of convertible debt instruments. Our 4.25% Convertible Senior Notes contain such a cash conversion feature and accordingly the discount was reversed on January 1, 2021. As a result, interest expense no longer includes amounts representing the amortization of the discount.

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

Ratios:

The loss ratio applicable to the year ended December 31, 2021 was 60.3% compared with 61.0% for the year ended December 31, 2020. The decrease was primarily due to an increase in net premiums earned.

The expense ratio applicable to the year ended December 31, 2021 was 44.8% compared with 43.2% for the year ended December 31, 2020. The increase in our expense ratio was primarily attributable to the increase in policy acquisition, underwriting and personnel expenses, offset by the increase in net premiums earned and the decrease in interest expense.

The combined ratio to net premiums earned for the year ended December 31, 2021 was 105.1% compared with 104.2% for the year ended December 31, 2020. The increase was primarily attributable to the increase in losses and loss adjustment expenses combined with the increases in reinsurance costs and policy acquisition and other underwriting expenses.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations for our indebtedness at December 31, 2022:

	Maturity Date	Payment Due Date
4.75% Convertible Senior Notes*	June 2042	June 1 and December 1**
4.25% Convertible Senior Notes***	March 2037	March 1 and September 1
3.75% Callable Promissory Note	Through September 2036	1st day of each month
3.90% Promissory Note	Through April 2032	1st day of each month
4.55% Promissory Note	Through August 2036	1st day of each month
Finance leases	Through October 2024	Various
Revolving credit facility	Through December 2023	January 1, April 1, July 1, October 1

*	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on June 1, 2027, June 1, 2032 or June 1, 2037.
**	The cash interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022.
***	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on March 1, 2027 or March 1, 2032.

See Note 12 -- “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Under certain circumstances, we may be required to provide additional capital for the four remaining funds with expired capital commitments. At December 31, 2022, there was an aggregate unfunded capital balance of $5,661,000. See Limited Partnership Investments under Note 4 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

We had a 90% equity interest in FMKT Mel JV, LLC, a Florida limited liability company for which we were not the primary beneficiary. In June 2022, FMKT Mel JV sold its last outparcel and recognized a net gain of $572,000. FMKT Mel JV distributed its earnings in July 2022 and the subsidiary was liquidated in December 2022.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities for the years ended December 31, 2022, 2021 and 2020 are summarized below.

Cash Flows for the Year Ended December 31, 2022

Net cash used in operating activities for the year ended December 31, 2022 was approximately $12,000, which consisted primarily of cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments less cash received from net premiums written and reinsurance recoveries of approximately $200,551,000. Net cash used in investing activities of $434,537,000 was primarily due to the purchases of fixed-maturity and equity securities of $637,730,000, the purchases of property and equipment of $6,341,000, and the purchase of intangible assets from United of $3,800,000, offset by the proceeds from calls, repayments and maturities of fixed-maturity securities of $151,415,000, the proceeds from sales of fixed-maturity and equity securities of $43,321,000, $14,500,000 of compensation received for the property relinquished through eminent domain, and distributions received from limited partnership investments of $5,360,000. Net cash provided by financing activities totaled $41,067,000, which was primarily due to the proceeds from issuance of 4.75% Convertible Senior Notes of $172,500,000, offset by $88,312,000 of share repurchases, $15,157,000 of net cash dividend payments, net repayment of our revolving credit facility of $15,000,000, debt issuance costs paid of $6,041,000, cash dividends paid to redeemable noncontrolling interest of $5,508,000, and repayments of long-term debt of $1,009,000.

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

At December 31, 2022, we had $518,484,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2022, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 23 -- “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Currently, our estimated ultimate liability is calculated using the principles and procedures described in Note 14 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, which are applied to the lines of business written. However, because the establishment of loss and LAE reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss and LAE reserves and have a material, adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

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

Year Ended December 31, 2022
Change in Reserves	Reserves	Percentage Change in Equity, Net of Tax
-20.0%	691,012	107.13%
-15.0%	734,200	80.35%
-10.0%	777,389	53.57%
-5.0%	820,577	26.78%
Base	863,765	—
5.0%	906,953	(26.78)%
10.0%	950,142	(53.57)%
15.0%	993,330	(80.35)%
20.0%	1,036,518	(107.13)%

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

Due to Hurricane Ian, the balance of previously accrued benefits under one multi-year reinsurance contract with retrospective provisions was decreased by $12,600,000 in September 2022. For the year ended December 31, 2022, we accrued benefits of $18,710,000. For the year ended December 31, 2021, we accrued benefits of $10,864,000. For the year ended December 31, 2020, we accrued benefits of $15,120,000. In combination, for the years ended December 31, 2022 and 2021, we recognized decreases in premiums ceded of $18,710,000 and $10,864,000, respectively.

As of December 31, 2022, we had $16,317,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. In October 2022, we received a $5,457,000 premium refund in connection with the previous two multi-year reinsurance contracts which were commuted in May 2022. As of December 31, 2021, we had $3,064,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreements. In June 2021, we received an $18,720,000 premium refund under the retrospective reinsurance contract that ended May 31, 2021. We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

Income Taxes. We account for income taxes in accordance with U.S. GAAP, resulting in two components of income tax expense (benefit): current and deferred. Current income tax expense (benefit) reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred tax assets, representing future reductions in taxable income, are recorded with the assumption that taxable income will be present in the future. Given the uncertainty regarding future taxable income, valuation allowances are provided against deferred tax assets that are not likely to be realized, if any. We concluded that the negative evidence outweighed the positive evidence and therefore a valuation allowance on our deferred tax assets is established as of December 31, 2022. We have elected to classify the related interest and penalties, if any, as income tax expense as permitted by current accounting standards.

Stock-Based Compensation. We account for stock-based compensation awards under our stockholder-approved incentive plans in accordance with the fair value recognition provisions of U.S. GAAP, which require the measurement, and recognition of compensation for all stock-based awards made to employees, non-employee directors, and third-party award recipients including stock options, restricted stock and warrant issuances based on estimated fair values. For restricted stock with service-based vesting conditions, fair value is determined by the market price of the stock on the grant date. Compensation expense is then recognized ratably over the requisite or derived service period of the award. Restricted stock awards with market-based vesting conditions require the use of a Monte Carlo simulation model with the assistance of a third-party valuation specialist to estimate the fair value and derived service period of the award. We then recognize the compensation expense ratably over this derived service period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility and derived service periods. We develop our estimates based on historical data and market information. We primarily use the Black-Scholes option-pricing model, which requires the following variables for input to calculate the fair value of each stock award on the option grant date: 1) expected volatility of our stock price, 2) the risk-free interest rate, 3) expected term of each award, 4) expected dividends, and 5) an expected forfeiture rate. For stock-based awards granted by non-public subsidiaries, we determine the fair value with the assistance of an independent valuation specialist who may use different valuation methods such as a Monte Carlo simulation model and a binomial distribution model. Inputs such as an estimated stock price of our private subsidiary and expected price volatility used in these valuation methods are derived mathematically from a data analysis of many public peer companies with similar characteristics.

Limited Partnership Investments. The valuation of our limited partnership investments is prepared by the general partner of each fund. We use net asset value (“NAV”) provided by the general partner to estimate our share of the fair value of these investments. However, the timing of the delivery of the fund’s financial statements and NAV information is on a three-month lag which results in a three-month delay in the recognition of our share of the limited partnership’s earnings or losses. But because this is the best information available, we use it as an estimate for the fair value at our reporting dates, unless conditions have changed significantly in the economy or securities markets since the previous quarter due to an event such as the onset of COVID-19 or changes in the government’s fiscal or monetary policies. In such a case, we will adjust our estimate with the assistance from the general partner.

Acquired Intangible Assets. Acquired intangible assets represent the fair value of consideration we paid and are estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transactions, we purchased the right, but not the obligation, to offer homeowners insurance coverage to all policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreements also contain a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. We record intangible assets based on the fair value of the consideration we paid and are estimated to pay to the seller as provided in the renewal rights agreements with the seller. We engaged a third-party valuation specialist to assist with the allocation of the renewal rights and non-compete intangible assets acquired. Uncertainty is inherent in the estimates of future payments and in the assumptions made in allocating value to separate intangible assets. Intangible assets are amortized over their estimated useful lives. Intangible assets are evaluated to ensure that there is no impairment to carrying value and no change required in the amortization period. During the fourth quarter of 2022, all available information pertaining to the policies in-force associated with the renewal rights intangible assets was reviewed, and additionally, we engaged an independent valuation specialist to assess for possible impairment of the renewal rights intangible assets. Based on the review and the assessment, we recognized an impairment loss of $2,284,000 related to the renewal right intangible assets and, simultaneously, recorded a decrease in the contingent liabilities associated with the renewal rights resulting in a remeasurement gain of $3,117,000.

Warrants and Redeemable Noncontrolling Interest. In the capital investment transaction completed by TTIG in 2021 with a fund associated with Centerbridge Partners, L.P., TTIG issued 10,000,000 total shares of Series A Preferred Stock and HCI issued warrants to purchase 750,000 shares of HCI common stock, in exchange for proceeds of $100,000,000. Both the fair value and expected term of the warrants were estimated with assistance from a third-party valuation specialist using a Monte Carlo simulation model. Total proceeds from the capital investment transaction were allocated using the residual fair value method, first to the warrants issued based on their estimated fair value, with the residual proceeds being allocated to the fair value of Series A Preferred Stock. See Note 19 -- “Redeemable Noncontrolling Interest” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio at December 31, 2022 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

Our investment portfolio is exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the value of our investment portfolio.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2022 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$467,711	$(16,190)	-3.35%
200 basis point increase	473,107	(10,794)	-2.23%
100 basis point increase	478,504	(5,397)	-1.12%
100 basis point decrease	489,298	5,397	1.12%
200 basis point decrease	494,694	10,793	2.23%
300 basis point decrease	500,091	16,190	3.35%

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

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2022 (amounts in thousands):

Comparable Rating	Cost or Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$220,544	45	$220,574	46
AA+, AA, AA-	246,156	50	236,970	49
A+, A, A-	13,931	3	13,376	3
BBB+, BBB, BBB-	11,285	2	10,888	2
BB+, BB, BB-	1,993	—	1,814	—
CCC+, CC and Not rated	288	—	279	—
Total	$494,197	100	$483,901	100

Equity Price Risk

Our equity investment portfolio at December 31, 2022 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at December 31, 2022 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Consumer	$6,655	19
Financial	4,795	14
Technology	1,766	5
Other (1)	2,397	7
	15,613	45
Mutual funds and exchange-traded funds by type:
Debt	16,089	47
Equity	2,557	7
Alternative	324	1
	18,970	55
Total	$34,583	100

(1) Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2022, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

HCI Group, Inc. and Subsidiaries

Tampa, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2023 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Reserves for Losses and Loss Adjustment Expenses

As described in Note 2 - Summary of Significant Accounting Policies and Note 14 - Losses and Loss Adjustment Expenses to the consolidated financial statements, the Company’s reserves for losses and loss adjustment expenses (LAE) reported in the consolidated balance sheet were $863.8 million at December 31, 2022. Reserves for losses and LAE reflect management’s best estimate regarding the Company’s ultimate losses, resulting in a liability for claims that have been incurred, but not yet paid, and claims that have been incurred but not yet reported. The reserves are based on the application of actuarial techniques and other projection methodologies, taking into consideration other facts and circumstances known at the balance sheet date. The methods used by management in determining the reserves for losses and LAE are complex and subjective with various key inputs and assumptions. Judgement is required to determine the inputs and assumptions used and these can significantly impact the reserves recognized. The most significant judgments include the choice of the appropriate standard actuarial reserving methods, the selection of loss development factors that place reliance on actual historical loss experience, current claim trends, and the prevailing social, economic and legal environments, and reserves derived specific to catastrophe events.

The principal considerations for our determination of the reserves for losses and LAE as a critical audit matter are the complexity and subjectivity of the judgments, estimates and assumptions that management utilized in determining their ultimate loss estimates. This required a high degree of effort and judgment in selecting the auditor procedures to evaluate management’s estimates and assumptions as it relates to the reserves for losses and LAE, including the use of an auditor’s specialist.

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to management’s determination of the reserves for losses and LAE, including controls over the actuarial methods and assumptions utilized to support the reserve calculations, and controls over the completeness and accuracy of historical loss data utilized in the reserves calculations.
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

Valuation of Limited Partnership Investments

As described in Note 2 - Summary of Significant Accounting Policies and Note 4 – Investments to the consolidated financial statements, the Company’s limited partnership investments reported in the consolidated balance sheet were $25.7 million at December 31, 2022. For the investments with ownership interest at five percent or less, the Company uses the net asset value method to estimate the fair value of these investments. Due to a reporting lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated and a significant adverse impact on the net asset value is expected as a result of a major economic event. The methods used by management in determining if an adjustment to the Company’s most recent share of net asset value is necessary are complex and subjective based on the judgement that is required to determine the key inputs and assumptions which can significantly impact the adjustments recognized.

The principal considerations for our determination of the valuation of limited partnership investments as a critical audit matter are the subjectivity of the inputs and assumptions that management utilized in determining the adjustment to the Company’s most recent share of net asset value. This required a high degree of effort and judgment in selecting the auditor procedures to evaluate management’s estimates and assumptions as it relates to the valuation of limited partnership investments, including the use of an auditor’s specialist.

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

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2013.

Tampa, Florida

March 10, 2023

Report of Independent Registered Public Accounting Firm on Internal Control

To the Shareholders, Board of Directors, and Audit Committee

HCI Group, Inc. and Subsidiaries

Tampa, Florida

Opinion on Internal Control Over Financial Reporting

We have audited HCI Group, Inc. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company for each of the three years in the period ended December 31, 2022, and our report dated March 10, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

Tampa, Florida

March 10, 2023

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2022	2021
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $494,197 and $41,953, respectively and allowance for credit losses: $0 and $0, respectively)	$483,901	$42,583
Equity securities, at fair value (cost: $36,272 and $46,276, respectively)	34,583	51,740
Limited partnership investments	25,702	28,133
Investment in unconsolidated joint venture, at equity	18	363
Real estate investments	71,388	73,896
Total investments	615,592	196,715
Cash and cash equivalents	234,863	628,943
Restricted cash	2,900	2,400
Accrued interest and dividends receivable	1,952	353
Income taxes receivable	2,807	4,084
Premiums receivable, net (allowance: $5,362 and $1,750, respectively)	34,998	68,157
Prepaid reinsurance premiums	66,627	26,355
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	71,594	11,985
Unpaid losses and loss adjustment expenses (allowance: $454 and $90, respectively)	616,765	64,665
Deferred policy acquisition costs	45,522	57,695
Property and equipment, net	17,910	14,232
Right-of-use assets - operating leases	777	2,204
Intangible assets, net	10,578	10,636
Funds withheld for assumed business	48,772	73,716
Other assets	31,671	14,717
Total assets	$1,803,328	$1,176,857

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	December 31,
	2022	2021
Liabilities and Equity
Losses and loss adjustment expenses	$863,765	$237,165
Unearned premiums	368,047	366,744
Advance premiums	18,587	13,771
Reinsurance payable on paid losses and loss adjustment expenses	8,606	4,017
Ceded reinsurance premiums payable	17,646	19,318
Accrued expenses	14,534	15,453
Reinsurance recovered in advance on unpaid losses	19,863	—
Deferred income taxes, net	1,704	11,739
Revolving credit facility	—	15,000
Long-term debt	211,687	45,504
Lease liabilities - operating leases	721	2,203
Other liabilities	23,361	31,485
Total liabilities	1,548,521	762,399
Commitments and contingencies (Note 23)
Redeemable noncontrolling interest (Note 19)	93,553	89,955
Equity:
Common stock (no par value, 40,000,000 shares authorized, 8,598,682 and 10,131,399 shares issued and outstanding in 2022 and 2021, respectively)	—	—
Additional paid-in capital	—	76,077
Retained income	172,482	246,790
Accumulated other comprehensive (loss) income, net of taxes	(9,886)	498
Total stockholders’ equity	162,596	323,365
Noncontrolling interests	(1,342)	1,138
Total equity	161,254	324,503
Total liabilities, redeemable noncontrolling interest and equity	$1,803,328	$1,176,857

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue
Gross premiums earned	$724,716	$577,044	$415,918
Premiums ceded	(261,144)	(199,741)	(153,458)
Net premiums earned	463,572	377,303	262,460
Net investment income	32,447	12,335	4,564
Net realized investment (losses) gains	(1,187)	6,472	1,000
Net unrealized investment (losses) gains	(7,153)	1,363	679
Credit losses on investments	—	—	(611)
Policy fee income	4,279	3,995	3,522
Gain on involuntary conversion	—	—	36,969
Gain from remeasurement of contingent liabilities	3,117	—	—
Other	4,488	6,447	1,854
Total revenue	499,563	407,915	310,437
Expenses
Losses and loss adjustment expenses	371,463	227,525	160,036
Policy acquisition and other underwriting expenses	104,977	93,732	53,859
General and administrative personnel expenses	56,511	45,428	33,829
Interest expense	7,768	6,400	11,734
Impairment loss	2,284	—	—
Loss on repurchases of convertible senior notes	—	—	150
Loss on extinguishment of debt	—	—	98
Debt conversion expense	—	1,754	—
Other operating expenses	24,978	21,843	13,803
Total expenses	567,981	396,682	273,509
(Loss) income before income taxes	(68,418)	11,233	36,928
Income tax (benefit) expense	(13,815)	3,991	9,348
Net (loss) income	(54,603)	7,242	27,580
Net income attributable to redeemable noncontrolling interest (Note 19)	(9,106)	(7,399)	—
Net loss attributable to noncontrolling interests	5,198	2,013	—
Net (loss) income after noncontrolling interests	$(58,511)	$1,856	$27,580

Basic (loss) earnings per share	$(6.24)	$0.23	$3.55

Diluted (loss) earnings per share	$(6.24)	$0.21	$3.49

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(54,603)	$7,242	$27,580
Other comprehensive loss:
Change in unrealized loss on investments:
Net unrealized (losses) gains arising during the period	(11,355)	(692)	86
Credit losses charged to income	—	—	611
Call and repayment gains charged to investment income	—	(36)	(374)
Reclassification adjustment for net realized losses (gains)	429	(687)	(1,163)
Net change in unrealized losses	(10,926)	(1,415)	(840)
Deferred income taxes on above change	154	347	206
Total other comprehensive loss, net of income taxes	(10,772)	(1,068)	(634)
Comprehensive (loss) income	(65,375)	6,174	26,946
Comprehensive loss attributable to noncontrolling interests	5,586	2,035	—
Comprehensive (loss) income after noncontrolling interests	$(59,789)	$8,209	$26,946

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Year Ended December 31, 2022

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2021	10,131,399	$—	$76,077	$246,790	$498	$323,365	$1,138	$324,503
Net loss	—	—	—	(50,097)	—	(50,097)	(4,506)	(54,603)
Net income attributable to redeemable noncontrolling interest	—	—	—	(8,414)	—	(8,414)	(692)	(9,106)
Total other comprehensive loss, net of income taxes	—	—	—	—	(10,384)	(10,384)	(388)	(10,772)
Issuance of restricted stock	7,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(11,230)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,137,336)	—	(71,242)	—	—	(71,242)	—	(71,242)
Repurchase and retirement of common stock under share repurchase plan	(391,151)	—	(17,070)	—	—	(17,070)	—	(17,070)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	3,106	3,106
Common stock dividends ($1.60 per share)	—	—	—	(15,157)	—	(15,157)	—	(15,157)
Stock-based compensation	—	—	11,595	—	—	11,595	—	11,595
Additional paid-in capital shortfall allocated to retained income	—	—	640	(640)	—	—	—	—
Balance at December 31, 2022	8,598,682	$—	$—	$172,482	$(9,886)	$162,596	$(1,342)	$161,254

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Year Ended December 31, 2021

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2020	7,785,617	$—	$—	$199,592	$1,544	$201,136	$—	$201,136
Net income (loss)	—	—	—	8,779	—	8,779	(1,537)	7,242
Net income attributable to redeemable noncontrolling interest	—	—	—	(6,923)	—	(6,923)	(476)	(7,399)
Cumulative effect of change in accounting principle	—	—	—	(3,018)	—	(3,018)	—	(3,018)
Total other comprehensive loss, net of income taxes	—	—	—	—	(1,046)	(1,046)	(22)	(1,068)
Issuance of restricted stock	564,426	—	—	—	—	—	—	—
Forfeiture of restricted stock	(55,665)	—	—	—	—	—	—	—
Cancellation of restricted stock	(142,760)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(17,193)	—	(1,308)	—	—	(1,308)	—	(1,308)
Issuance of common stock	100,000	—	5,410	—	—	5,410	—	5,410
Common stock issued on conversions of 4.25% senior notes	1,896,974	—	114,928	—	—	114,928	—	114,928
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	3,173	3,173
Issuance of warrants, net of issuance costs (Note 19)	—	—	8,640	—	—	8,640	—	8,640
Common stock dividends ($1.60 per share)	—	—	—	(13,759)	—	(13,759)	—	(13,759)
Stock-based compensation	—	—	10,526	—	—	10,526	—	10,526
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(62,119)	62,119	—	—	—	—
Balance at December 31, 2021	10,131,399	$—	$76,077	$246,790	$498	$323,365	$1,138	$324,503

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income after noncontrolling interests	$(58,511)	$1,856	$27,580
Net income attributable to noncontrolling interests	3,908	5,386	—
Net (loss) income	(54,603)	7,242	27,580
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	15,107	13,754	8,133
Net (accretion of discount) amortization of premiums on investments in fixed-maturity securities	(961)	169	(100)
Depreciation and amortization	8,010	5,549	8,747
Deferred income tax (benefit) expense	(9,881)	1,142	8,123
Net realized investment losses (gains)	1,187	(6,472)	(1,000)
Net unrealized investment losses (gains)	7,153	(1,363)	(679)
Credit loss expense - investments	—	—	611
Credit loss expense - reinsurance recoverable	364	5	(368)
Net (income) loss from unconsolidated joint venture	(495)	(417)	57
Distributions received from unconsolidated joint venture	489	114	—
Net (income) loss from limited partnership interests	(3,963)	(4,947)	1,595
Distributions received from limited partnership interests	3,001	3,604	1,215
Impairment loss	2,284	—	—
Loss on repurchases of convertible senior notes	—	—	150
Loss on extinguishment of debt	—	—	98
Debt conversion expense	—	1,754	—
Gain on involuntary conversion	(13,402)	—	(36,969)
Gain on sale of real estate investments	(376)	—	—
Gain from remeasurement of contingent liabilities	(3,117)	—	—
Foreign currency remeasurement loss	108	64	32
Other non-cash items	(47)	61	46
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(1,599)	235	1,028
Income taxes	1,277	470	(3,514)
Premiums receivable, net	33,159	225	(48,127)
Prepaid reinsurance premiums	(40,272)	10,021	(18,393)
Reinsurance recoverable	(612,073)	8,491	47,447
Deferred policy acquisition costs	12,173	(13,837)	(22,195)
Funds withheld for assumed business	24,944	(73,716)	—
Other assets	(15,581)	4,487	(4,578)
Losses and loss adjustment expenses	626,600	24,996	(2,528)
Unearned premiums	1,303	97,345	88,236
Advance premiums	4,816	2,401	5,781
Assumed reinsurance balances payable	—	(87)	11
Reinsurance payable on paid losses and loss adjustment expenses	4,589	4,017	—
Reinsurance recovered in advance on unpaid losses	19,863	—	—
Ceded reinsurance premiums payable	(1,672)	9,554	(3,431)
Accrued expenses and other liabilities	(8,397)	1,642	20,303
Net cash (used in) provided by operating activities	(12)	96,503	77,311

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from investing activities:
Investments in limited partnership interests	(1,967)	(3,756)	(4,241)
Distributions received from limited partnership interests	5,360	4,657	2,086
Distributions received from unconsolidated joint venture	351	623	—
Purchase of property and equipment	(6,341)	(3,318)	(6,437)
Purchase of real estate investments	(841)	(1,367)	(3,020)
Purchase of intangible assets	(3,800)	—	—
Purchase of fixed-maturity securities	(614,843)	(18,303)	(34,951)
Purchase of equity securities	(22,887)	(102,801)	(68,223)
Purchase of short-term and other investments	(42)	(1,307)	(200)
Compensation received for property relinquished through eminent domain	14,500	—	44,000
Proceeds from sales of real estate investments	667	—	—
Proceeds from sales of fixed-maturity securities	11,716	23,055	81,433
Proceeds from calls, repayments and maturities of fixed-maturity securities	151,415	23,430	84,459
Proceeds from sales of equity securities	31,605	112,310	47,312
Proceeds from sales, redemptions and maturities of short-term and other investments	570	3,629	997
Net cash (used in) provided by investing activities	(434,537)	36,852	143,215
Cash flows from financing activities:
Cash dividends paid	(15,233)	(14,065)	(12,694)
Cash dividends received under share repurchase forward contract	76	306	306
Net (repayment) borrowing under revolving credit facility	(15,000)	(8,750)	14,000
Proceeds from exercise of common stock options	—	—	63
Proceeds from issuance of redeemable noncontrolling interest and warrants	—	100,000	—
Issuance costs - redeemable noncontrolling interest	—	(6,262)	—
Cash dividends paid to redeemable noncontrolling interest	(5,508)	(2,542)	—
Proceeds from issuance of long-term debt	172,500	—	10,000
Repayment of long-term debt	(1,009)	(970)	(17,048)
Repurchases of convertible senior notes	—	—	(4,459)
Repurchases of common stock	(71,242)	(1,314)	(1,547)
Repurchases of common stock under share repurchase plan	(17,070)	—	(5,161)
Purchase of noncontrolling interests	(406)	(55)	—
Debt conversion expense paid	—	(1,895)	—
Debt issuance costs	(6,041)	(152)	(165)
Net cash provided by (used in) financing activities	41,067	64,301	(16,705)
Effect of exchange rate changes on cash	(98)	(54)	2
Net (decrease) increase in cash, cash equivalents, and restricted cash	(393,580)	197,602	203,823
Cash, cash equivalents, and restricted cash at beginning of year	631,343	433,741	229,918
Cash, cash equivalents, and restricted cash at end of year	$237,763	$631,343	$433,741

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$146	$2,379	$6,202
Cash paid for interest	$6,155	$7,110	$7,476
Non-cash investing and financing activities:
Unrealized loss on investments in available-for-sale securities, net of tax	$(10,772)	$(1,068)	$(634)
Receivable from sales of equity securities	$—	$—	$5,240
Payable on purchases of equity securities	$—	$—	$7
Common stock issued on conversions of 4.25% senior notes	$—	$114,928	$—
Warrants issued in Centerbridge transaction	$—	$9,217	$—
Asset acquired under finance lease	$—	$6	$—
Acquisition of intangibles:
Common stock issued	$—	$5,410	$—
Contingent consideration payable	$1,069	$2,419	$—

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

Assumed Business

Northeast Region

Effective December 31, 2020, the Company began providing 69.5% quota share reinsurance on all in-force, new and renewal policies issued by United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”), in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”) through May 31, 2021. The Company also entered into a renewal rights agreement with United in connection with the Northeast Region assumed business, under which, the Company has the right to renew and/or replace United’s insurance policies at the end of their respective policy periods. The policy replacement date was set for June 1, 2021 or such other date as mutually agreed by both parties. In return, United received 100,000 shares of HCI’s common stock and will receive a renewal rights ceding commission of 6% on any replacement premium in excess of $80,000. The aggregate ceding commission amount will not exceed $3,100.

Effective June 1, 2021, the Company, through HCPCI and TypTap, began providing 100% quota share reinsurance on all of United’s in-force, new and renewal policies in the Northeast Region through May 31, 2022. Under this agreement, each insurance subsidiary assumed 50% of the business and paid United a ceding commission of 24% of premium. Through its insurance subsidiaries, the Company began renewing and/or replacing United policies in two states in December 2021, a third state in January 2022, and the fourth state in April 2022. See Note 9 -- “Intangible Assets, Net” for additional information.

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

The Company also entered into a renewal rights agreement with United in connection with the Southeast Region assumed business. Under the renewal rights agreement, the Company has the right to renew and/or replace United’s insurance policies at the end of their respective policy periods. The policy replacement date was set for June 1, 2022 or such other date as mutually agreed by both parties. As part of the transaction, United will receive a renewal rights ceding commission of 6%, with a portion of the ceding commission paid up-front, and the aggregate ceding commission amount will not exceed $6,000. See Note 9 -- “Intangible Assets, Net” for additional information.

The Company, through TypTap, entered into a new quota share reinsurance agreement in June 2022 to provide 100% reinsurance on all of United’s in-force, new and renewal policies in the Southeast Region from June 1, 2022 through May 31, 2023. In exchange, TypTap pays United a ceding commission of 16% of premium. The Company began renewing United’s policies in South Carolina on June 1, 2022. On October 1, 2022, the Company began renewing and/or replacing United’s policies in Georgia. On December 1, 2022, the Company began renewing United’s policies in North Carolina.

Implications of Florida Senate Bill 2-A

In December 2022, the Florida legislature passed Senate Bill 2-A (“SB 2-A”). The primary purpose of SB 2-A is to address the affordability and availability of residential property insurance in Florida. The bill also requires insurers to communicate, investigate, and pay valid claims more promptly. Key provisions in SB 2-A are-

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

•
The establishment of a new program called the Florida Optional Reinsurance Assistance Program. The program is intended to make available additional reinsurance coverage to residential property insurers against catastrophic losses at reasonable rates.
•
The repeal of Florida’s one-way attorney’s fee provision, which entitled an insured to reasonable attorney’s fees in any lawsuit in which any amount of recovery was awarded.
•
The requirement of an expedited claims process. Reduced time limits for insurers to respond to policyholders throughout the claims resolution process will be mandated.
•
The prohibition of an Assignment of Benefits (“AOB”) contract from being applied to residential property insurance policies. This provision is intended to prevent AOBs from being used as a tool for fraud and abuse and will help enforce the law passed in May 2022 prohibiting contractor solicitation of roof claims without proper disclosure to a consumer.
•
The reduction in the required time limit for filing a claim. The time limit for providing a notice of loss to an insurer is reduced from two years to one year for initial or reopened claims and from three years to 18 months for supplemental claims.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of HCI Group, Inc. and its majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships or investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities under the Variable Interest Model prescribed by the FASB. A variable interest entity is consolidated when the Company has the power to direct activities that most significantly impact the economic performance of the variable interest entity and has the obligation to absorb losses or the right to receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. When a variable interest entity is not consolidated, the Company uses the equity method to account for the investment. Under this method, the carrying value is generally the Company’s share of the net asset value of the unconsolidated entity, and changes in the Company’s share of the net asset value are recorded in net investment income.

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Material estimates that are particularly susceptible to significant change in the near term are primarily related to losses and loss adjustment expenses, reinsurance with retrospective provisions, reinsurance recoverable, deferred income taxes, limited partnership investments, intangible assets acquired from United, allowance for credit losses, and stock-based compensation expense.

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2022 and 2021, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms, and certificates of deposit.

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

The Company reviews fixed-maturity securities for impairment on a monthly basis. Effective January 1, 2020, net unrealized loss in the fair value of an available-for-sale fixed-maturity security is evaluated for impairment. When reviewing impaired securities, the Company considers its ability and intent to hold these securities and whether it is probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity. For the fixed-maturity securities that the Company intends to sell or it is probable that the Company will have to sell before recovery or maturity, the unrealized losses are recognized as impairment losses in income.

Impaired securities where the Company has the ability and intent to hold until recovery and believes it is not probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity, are evaluated for the existence of credit-related losses. When determining impairment due to a credit-related loss, the Company carefully considers factors such as the issuer’s financial ratios and condition, the security’s current ratings and maturity date, the failure of the issuer to make a scheduled payment, and overall market conditions in estimating the cash flows expected to be collected. The expected cash flows discounted at the effective interest rate of the security implicit at the date of acquisition are then compared with the security’s amortized cost at the measurement date. A credit loss is incurred when the present value of the expected cash flows is less than the security’s amortized cost. If such credit-related losses exist, an allowance for credit losses is established with a charge in the statement of income. Subsequent changes in the allowance, whether favorable or unfavorable, are recorded on the statement of income. See additional information in the Allowance for Credit Losses section within this note. Any remaining impairment loss related to other non-credit factors such as changes in interest rates or market conditions is reflected as a component of accumulated other comprehensive income (loss).

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

For paid reinsurance recoverable which is due within 90 days after billing, the Company will rely heavily on each reinsurer’s credit rating, recent financial condition, and historical collection problems, if any, in determining the expected credit loss. For risk attributable to disagreements between an insurer and reinsurer regarding a difference in interpretation of provisions in a reinsurance agreement (“dispute risk”), the Company will continue to use an incurred loss method to estimate losses. At December 31, 2022, there was no dispute risk associated with the reinsurance recoverable balance.

Equity Securities. Equity securities represent ownership interests held by the Company in entities for investment purposes. Unrealized holding gains and losses related to equity securities are reported in the consolidated statements of income as net unrealized investment gains and losses. Realized investment gains and losses from sales are recorded on the trade date and are determined using the FIFO method (see Equity Securities in Note 4 -- “Investments”).

Limited Partnership Investments. The Company has interests in limited partnerships that are not registered under the United States Securities Act of 1933, as amended, the securities laws of any state or the securities laws of any other jurisdictions. The partnership interests cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreements. The Company has no influence over partnership operating and financial policies. The Company uses the equity method to account for the investments with ownership interest greater than five percent. For the investments with ownership interest at five percent or less, the Company uses the net asset value method to estimate the fair value of these investments. The Company generally recognizes its share of the limited partnerships’ earnings or losses on a three-month lag. Due to the lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated and a significant adverse impact on the net asset value is expected as a result of a major economic event.

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

Investment in Unconsolidated Joint Venture. The Company had a 90% equity interest in a limited liability company (treated as a joint venture under U.S. GAAP) that owned land for lease or for sale. The joint venture was determined to be a variable interest entity as it lacked sufficient equity to finance its activities without additional subordinated financial support. Despite having a majority equity interest, the Company did not have the power to direct the activities that most significantly impact the economic performance of the joint venture and, accordingly, was not required to consolidate the joint venture as its primary beneficiary. As a result, the Company used the equity method to account for this investment.

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

Real Estate Investments. Real estate investments include real estate and the related assets purchased for investment purposes (see Note 4 -- “Investments”). Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation, which is included in net investment income and allocated over the estimated useful life of the asset using the straight-line method of depreciation. Land is not depreciated. Real estate is evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable.

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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization, which is included in other operating expenses. Depreciation is calculated on a straight-line basis over the estimated useful lives as follows: land improvements, five years; building, 39 years; building improvements, three to ten years; computer hardware and software, three years; and furniture and office equipment, three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Land is not depreciated. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes both internal and external costs for internally developed software during the application development stage. During the preliminary project and post-implementation stage, internal-use software development costs are expensed as incurred. Capitalized software costs are depreciated on a straight-line basis over the estimated useful life of seven years.

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, tangible long-lived assets will be recovered over the period of benefit.

Leases. The Company leases office equipment, storage units, and office space from non-affiliates under terms ranging from one month up to nine years. In assessing whether a contract is or contains a lease, the Company first determines whether there is an identified asset in the contract. The Company then determines whether the contract conveys the right to obtain substantially all of the economic benefits from use of the identified asset or the right to direct the use of the identified asset. The Company elects not to record any lease with a term of 12 months or less on the consolidated balance sheet. For such short-term leases, the Company recognizes the lease payments in expense on a straight-line basis over the lease term.

If the contract is or contains a lease and the Company has the right to control the use of the identified asset, the right-of-use (“ROU”) asset and the lease liability is measured from the lease component of the contract and recognized on the consolidated balance sheet. In measuring the lease liability, the Company uses its incremental borrowing rate for a loan secured by a similar asset that has a term similar to the lease term to discount the lease payments. The contract is further evaluated to determine the classification of the lease as to whether it is finance or operating. If the lease is a finance lease, the ROU asset is depreciated to depreciation expense over the shorter of the useful life of the asset or the lease term. Interest expense is recorded in connection with the lease liability using the effective interest method. If the lease is an operating lease, the ROU asset is amortized to lease expense on a straight-line basis over the lease term. For the presentation of finance leases on the Company’s consolidated balance sheets, ROU assets and corresponding lease liabilities are included with property and equipment, net, and long-term debt, respectively. For the presentation of operating leases on the Company’s consolidated balance sheets, ROU assets are presented as right-of-use assets - operating leases and corresponding lease liabilities are reflected as lease liabilities - operating leases.

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

Intangible Assets. Intangibles related to real estate investments consist of the value attributable to the acquired in-place leases and the primary, or anchor, tenant relationships. The value attributable to the anchor tenant relationship represents the economic benefits of having a nationally recognized retailer as the lead tenant, which draws consumer traffic and other tenants to the retail center. These intangibles are amortized to expense over the related lease term. Amortization of the intangibles related to real estate investments is reflected in net investment income in the consolidated statements of income. The Company reviews these intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. In the event the Company determines the carrying value is not recoverable, an impairment loss is recorded in the Company’s consolidated statement of income.

Acquired intangible assets represent the fair value of consideration the Company paid and is estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transactions, the Company purchased the right, but not the obligation, to offer homeowners insurance coverage to all policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreements also contain a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. The Company records these intangible assets based on the fair value of the consideration it paid and is estimated to pay to the seller as provided in the renewal rights agreements with the seller. The Company engaged a third-party valuation specialist to assist with the allocation of the renewal rights and non-compete intangible assets acquired. Intangible assets are amortized over their estimated useful lives. Amortization of the renewal rights and non-compete intangible assets is reflected in other operating expenses in the consolidated statements of income. Intangible assets are evaluated to ensure that there is no impairment to carrying value and no change required in the amortization period. See Note 9 -- “Intangible Assets, Net” for additional information.

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

Lease Acquisition Costs. Lease acquisition costs represent capitalized costs of finding and acquiring tenants such as leasing commissions, legal, and marketing expenses. The costs are included in other assets on the consolidated balance sheets. The Company amortizes these costs in other operating expenses on a straight-line basis over the term of a lease.

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

Redeemable Noncontrolling Interest. Redeemable noncontrolling interest represents an economic interest in TTIG and is presented in the temporary equity (mezzanine) section of the consolidated balance sheets. The interest contains rights in dividends, voting, conversion, participation, liquidation preference and redemption. The redemption feature is not solely within the control of TTIG.

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

Noncontrolling Interests. The Company has noncontrolling interests attributable to TTIG. A noncontrolling interest arises when the Company has less than 100% of the voting rights and economic interests in a subsidiary. The noncontrolling interest is periodically adjusted for the expensing of TTIG’s stock-based awards granted to its employees, the interest’s share of TTIG’s net income or loss to common stockholders and change in other comprehensive income or loss.

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

However, when the 30-day grace period falls between two reporting periods, the premium receivable balance at the end of the first reporting period may potentially be overstated for not considering the policy that is subsequently cancelled during the following reporting period. To mitigate the overstatement issue, the Company estimates the monetary impact from the subsequent policy cancellation by multiplying the historical cancellation rate to the premiums receivable balance at the reporting date. An allowance for uncollectible premiums, which offsets the balance of premiums receivable, is established by reducing the unearned premiums liability and earned revenues.

At December 31, 2022 and 2021, allowances for uncollectible premiums were $5,362 and $1,750, respectively. The increase in allowances for uncollectible premiums during 2022 resulted in a $3,432 decrease in unearned premiums during the year ended December 31, 2022. The decrease in allowances for uncollectible premiums during 2021 resulted in a $318 increase in unearned premiums during the year ended December 31, 2021.

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

From time to time, the Company may elect to pay a reinstatement premium to a reinsurer in order to restore an amount of reinsurance coverage limit exhausted by a loss event. When that occurs, the unamortized portion of the existing prepaid reinsurance premium associated with the first coverage limit will be immediately expensed. The reinstatement premium will be recognized as prepaid reinsurance premium which will be amortized to premiums ceded over the remaining coverage period of a contract.

One of the Company’s current reinsurance contracts contain retrospective provisions including terms and conditions that adjust premiums based on the loss experience under the contract. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments in premiums ceded are reflected in the Company’s current operations and recorded in other assets until received upon the expiration of the contract. See Note 13 -- “Reinsurance” for additional information.

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

Reinsurance Assumed. From time to time, the Company agrees to assume risk from another insurance company. Reinsurance premiums, commission, cost allowance, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums assumed from other insurance companies are included in gross premiums earned. Ceding commissions on assumed gross written premiums and related costs paid are reflected as DAC which is amortized as expense on a pro-rata basis over the life of the reinsurance agreement. This amortized expense is included in policy acquisition and other underwriting expenses in the consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Reinsurance Recovered in Advance on Unpaid Losses. Reinsurance recovered in advance on unpaid losses represents cash received in advance from a reinsurer under a reinsurance contract to reimburse the Company’s losses and loss adjustment expenses. The Company is contractually permitted to apply these funds to offset the paid portion of reinsurance recoverable only.

Premium Revenue. Premium revenue includes premium from the direct issuance of policies to insureds or the renewal or replacement of insureds’ policies and assumed premium for providing coverage under reinsurance agreements. Premium revenue is earned on a daily pro-rata basis over the term of the policies and is included in gross premiums earned. Unearned premiums represent the portion of the premiums attributable to the unexpired policy term. The Company reviews its policy detail and establishes an allowance for any amount outstanding for more than 90 days.

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

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the years ended December 31, 2022 and 2021, revenues from claims processing services were $3,425 and $4,554, respectively. At December 31, 2022 and 2021, other assets included $2,543 and $314, respectively, of amounts receivable attributable to this service.

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

Income Taxes. The Company files consolidated federal and state income tax returns and allocates taxes among its subsidiaries in accordance with a written tax-allocation agreement.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Deferred income tax expense and benefit results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of both positive and negative evidence available including recent operating results, available tax planning strategies, and projected future taxable income, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2022 and 2021. Fair values for securities or financial instruments are based on the framework for measuring fair value established by U.S. GAAP (see Note 6 -- “Fair Value Measurements”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which require the measurement and recognition of compensation for all stock-based awards made to employees, non-employee directors (see Note 21 -- “Stock-Based Compensation”), and third-party award recipients based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards granted to employees and non-employee directors is generally recognized as compensation expense over the requisite service period, which is defined as the period during which a recipient is required to provide service in exchange for an award. Forfeitures of the Company’s stock-based awards are accounted for as they occur. The Company uses a straight-line attribution method for all grants that include only a service-based vesting condition. Restricted stock grants with market-based vesting conditions are expensed over the derived service period. Expensing market-based awards may be expedited if the conditions are met sooner than anticipated. For awards granted to third-party recipients, the cost of the grant is recognized in the same period(s) and in the same manner as if the Company had paid cash. The Company’s outstanding stock-based awards include stock options, warrants, and restricted stock awards with service and market-based vesting conditions. Compensation expense related to all awards granted to employees and non-employee directors is included in general and administrative personnel expenses. The Company receives a windfall tax benefit for certain stock option exercises and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. The Company recognizes tax windfalls and shortfalls in the consolidated statement of income.

Basic and Diluted Earnings Per Common Share. Basic earnings or loss per common share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. In addition, the intrinsic value of restricted stock declines when the Company experiences operating losses. As a result, holders of the Company’s restricted stock are allocated a proportional share of net income and loss determined by dividing total weighted-average shares of restricted stock by the sum of total weighted-average common shares and shares of restricted stock (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. During loss periods, common stock equivalents such as stock options and convertible debt are excluded from the calculation of diluted loss per share, as the inclusion would have an anti-dilutive effect. See Note 18 -- “Earnings Per Share” for potentially dilutive securities at December 31, 2022, 2021 and 2020.

Statutory Accounting Practices. The Company’s U.S. insurance subsidiaries comply with statutory accounting practices prescribed by the National Association of Insurance Commissioners and as adopted or permitted by the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”). There are no state prescribed or permitted practices that have been adopted by the Company’s U.S. subsidiaries. In addition, the Company’s Bermuda insurance subsidiary prepares and files financial statements in accordance with the prescribed regulatory accounting practices of the Bermuda Monetary Authority.

Reclassification. In response to the new reporting segment described in Note 15 -- “Segment Information,” the 2020 segment information has been reclassified to conform with the current period presentation. TypTap and TypTap Management Company were removed from the segment previously referred to as Insurance Operations to form the new TypTap Group segment. The information technology companies which had previously been presented in the Corporate and Other segment were also added to the TypTap Group segment.

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

	December 31,
	2022	2021
Cash and cash equivalents	$234,863	$628,943
Restricted cash	2,900	2,400
Total	$237,763	$631,343

At December 31, 2022, $175,331 or 74.7% of the Company’s cash and cash equivalents were deposited at four national banks and included $15,796 with two custodians. At December 31, 2021, $527,294 or 83.8% of the Company’s cash and cash equivalents were deposited at six national banks and included $181,390 with two custodians. At December 31, 2022 and 2021, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At December 31, 2022 and 2021, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Credit Loss	Gain	Loss	Value
As of December 31, 2022
U.S. Treasury and U.S. government agencies	$463,648	$—	$59	$(9,105)	$454,602
Corporate bonds	28,378	—	20	(1,205)	27,193
State, municipalities, and political subdivisions	1,389	—	—	(6)	1,383
Exchange-traded debt	683	—	2	(52)	633
Redeemable preferred stock	99	—	—	(9)	90
Total	$494,197	$—	$81	$(10,377)	$483,901
As of December 31, 2021
U.S. Treasury and U.S. government agencies	$17,046	$—	$64	$(86)	$17,024
Corporate bonds	21,913	—	632	(53)	22,492
State, municipalities, and political subdivisions	1,759	—	49	—	1,808
Exchange-traded debt	767	—	44	—	811
Redeemable preferred stock	468	—	—	(20)	448
Total	$41,953	$—	$789	$(159)	$42,583

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2022 and 2021 are as follows:

	December 31,
	2022		2021
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$266,170	$265,353	$10,734	$10,826
Due after one year through five years	223,153	214,307	19,222	19,820
Due after five years through ten years	4,380	3,797	11,503	11,403
Due after ten years	494	444	494	534
	$494,197	$483,901	$41,953	$42,583

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the years ended December 31, 2022, 2021 and 2020 were as follows:

		Gross	Gross
		Realized	Realized
	Proceeds	Gains	Losses
Year ended December 31, 2022	$11,716	$13	$(442)
Year ended December 31, 2021	$23,055	$722	$(35)
Year ended December 31, 2020	$81,433	$1,773	$(610)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at December 31, 2022 and 2021, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2022	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(8,701)	$269,116	$(404)	$4,644	$(9,105)	$273,760
Corporate bonds	(909)	23,028	(296)	2,541	(1,205)	25,569
States, municipalities, and political subdivisions	(6)	1,383	—	—	(6)	1,383
Exchange-traded debt	(52)	463	—	—	(52)	463
Redeemable preferred stock	(9)	90	—	—	(9)	90
Total available-for-sale securities	$(9,677)	$294,080	$(700)	$7,185	$(10,377)	$301,265

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2021	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(73)	$9,809	$(13)	$616	$(86)	$10,425
Corporate bonds	(53)	4,452	—	—	(53)	4,452
Redeemable preferred stock	(20)	442	—	—	(20)	442
Total available-for-sale securities	$(146)	$14,703	$(13)	$616	$(159)	$15,319

At December 31, 2022 and 2021, there were 84 and 23 securities, respectively, in an unrealized loss position.

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

The table below summarizes the activity in the allowance for credit losses of available-for-sale fixed-maturity securities for the years ended December 31, 2022 and 2021:

	2022	2021
Balance at January 1	$—	$588
Reductions for securities sold	—	(9)
Reductions for securities exchanged	—	(579)
Balance at December 31	$—	$—

For the years ended December 31, 2022 and 2021, the Company recognized $0 credit loss expense related to fixed-maturity securities in the consolidated statements of income compared with $611 of credit loss expense on two fixed-maturity securities for the year ended December 31, 2020.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At December 31, 2022 and 2021, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
December 31, 2022	$36,272	$2,078	$(3,767)	$34,583
December 31, 2021	$46,276	$6,335	$(871)	$51,740

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Years Ended December 31,
	2022	2021	2020
Net (losses) gains recognized	$(8,149)	$5,486	$435
Exclude: Net realized (losses) gains recognized for securities sold	(996)	4,123	(244)
Net unrealized (losses) gains recognized	$(7,153)	$1,363	$679

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the years ended December 31, 2022, 2021 and 2020 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2022	$31,605	$2,224	$(3,220)
Year ended December 31, 2021	$112,310	$6,280	$(2,157)
Year ended December 31, 2020	$47,312	$2,868	$(3,112)

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

	December 31, 2022			December 31, 2021
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower- middle-market companies. (b)(c)(e)	$4,146	$—	15.37	$6,076	$2,085	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	2,528	—	1.66	3,423	—	1.69
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	5,319	—	0.18	6,270	1,401	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	3,470	—	0.56	4,437	—	0.57
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	7,457	3,125	1.32	5,977	4,537	1.36
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	2,782	2,536	0.98	1,950	3,050	0.47
Total	$25,702	$5,661		$28,133	$11,073

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

	Years Ended December 31,
	2022	2021	2020
Operating results:
Total income	$1,252,264	$705,610	$(1,432,907)
Total expenses	(139,174)	(131,463)	(133,281)
Net income (loss)	$1,113,090	$574,147	$(1,566,188)

	December 31,
	2022	2021
Balance sheet:
Total assets	$5,119,695	$5,855,616
Total liabilities	$430,354	$564,732

For the years ended December 31, 2022 and 2021, the Company recognized net investment income of $3,963 and $4,947, respectively, compared with net investment loss of $1,595 for the year ended December 31, 2020, for these investments. At December 31, 2022 and 2021, the Company’s net cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $24,978 and $28,371, respectively, and the Company’s maximum exposure to loss aggregated $25,702 and $28,133, respectively.

During the year ended December 31, 2022, the Company received in cash returns on investment of $3,001 and returns of capital of $5,360 compared with returns on investment of $3,604 and returns of capital of $4,657 during the year ended December 31, 2021. During the year ended December 31, 2020, the Company received total cash distributions of $3,301, representing $1,215 of returns on investment and $2,086 of returned capital.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, had an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. At December 31, 2022 and 2021, the Company’s maximum exposure to loss relating to this variable interest entity was $18 and $363, respectively, representing the carrying value of the investment. At December 31, 2022, 2021 and 2020, there was no undistributed income from this equity method investment.

In June 2022, FMKT Mel JV sold its last remaining outparcel and recognized a gain on sale of $572 before distributing its earnings in July 2022 and being liquidated in December 2022. For the year ended December 31, 2022, the Company received a cash distribution of $840, representing a combined distribution of $489 in earnings and $351 in capital. For the year ended December 31, 2021, the Company received a cash distribution of $737, representing a combined distribution of $114 in earnings and $623 in capital. For the year ended December 31, 2020, the Company did not receive any cash distributions. See Note 28 -- “Subsequent Events” for

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

information on the final distribution. The following tables provide FMJV’s summarized unaudited financial results and the unaudited financial positions:

	Years Ended December 31,
	2022	2021	2020
Operating results:
Total revenues	$572	$540	$—
Total expenses	(22)	(77)	(64)
Net income (loss)	$550	$463	$(64)
The Company’s share of net income (loss)*	$495	$417	$(57)

* Included in net investment income in the Company’s consolidated statements of income.

	December 31,
	2022	2021
Balance sheet:
Property and equipment, net	$—	$357
Cash	—	29
Other	—	18
Total assets	$—	$404

Members’ capital	$—	$404
Total members’ capital	$—	$404
Investment in unconsolidated joint venture, at equity**	$18	$363

** Includes the 90% share of FMKT Mel JV’s operating results.

e) Real Estate Investments

Real estate investments include land, buildings with office and retail space for lease, outparcels, and marinas. Real estate investments consist of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Land	$38,327	$39,720
Land improvements	12,138	11,917
Buildings and building improvements	29,410	29,405
Tenant and leasehold improvements	1,742	1,511
Other	1,649	1,265
Total, at cost	83,266	83,818
Less: accumulated depreciation and amortization	(11,878)	(9,922)
Real estate investments	$71,388	$73,896

In May 2022, the Company sold one outparcel in Sorrento, Florida for net proceeds of $667. On July 1, 2022, the Company closed on its agreement to sell 1.5 acres of land in Tampa, Florida for net proceeds of $14,500 to the Florida Department of Transportation (“FDOT”) in connection with an eminent domain proceeding for a planned road improvement project. See additional information under f) Net Investment Income below. Depreciation and amortization expense related to real estate investments was $1,956, $1,922 and $1,864, respectively, for the years ended December 31, 2022, 2021 and 2020 and was included in net investment income on the consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

f) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2022	2021	2020
Available-for-sale fixed-maturity securities	$6,367	$1,375	$4,252
Equity securities	1,204	1,411	1,388
Investment expense	(491)	(542)	(497)
Limited partnership investments	3,963	4,947	(1,595)
Real estate investments	16,126	4,086	(620)
Net income (loss) from unconsolidated joint venture	495	417	(57)
Cash and cash equivalents	4,783	641	1,691
Short-term investments	—	—	2
Net investment income	$32,447	$12,335	$4,564

In May 2022, income from real estate investments included a net gain of $376 resulting from the sale of the outparcel described in e) Real Estate Investments and $451 of income from selling the liquor license previously owned by the Company’s restaurant business which was discontinued in 2020. In July 2022, income from real estate investments included a net realized gain of $13,402 resulting from the sale of 1.5 acres of land in Tampa, Florida for net proceeds of $14,500 to the FDOT. During the year ended December 31, 2021, income from real estate investments included a net gain of $2,790 resulting from a legal settlement with The Kroger Co. in a lawsuit filed by a real estate subsidiary of the Company to enforce a guaranty of a commercial lease.

g) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the years ended December 31, 2022, 2021 and 2020, net realized gains related to other investments were $238, $1,662 and $81, respectively.
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

	Year Ended December 31, 2022
	Before Tax	Income Tax Effect	Net of Tax
Net unrealized losses	$(11,355)	$(263)	$(11,092)
Reclassification adjustment for net realized losses	429	109	320
Total other comprehensive loss	$(10,926)	$(154)	$(10,772)

	Year Ended December 31, 2021
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized losses	$(692)	$(170)	$(522)
Call and repayment gains charged to investment income	(36)	(9)	(27)
Reclassification adjustment for net realized gains	(687)	(168)	(519)
Total other comprehensive loss	$(1,415)	$(347)	$(1,068)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Year Ended December 31, 2020
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized gains	$86	$21	$65
Credit losses on investments	611	150	461
Call and repayment gains charged to investment income	(374)	(92)	(282)
Reclassification adjustment for net realized gains	(1,163)	(285)	(878)
Total other comprehensive loss	$(840)	$(206)	$(634)

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

Revolving Credit Facility

From time to time, the Company has an amount outstanding under a revolving credit facility. The interest rate is variable and is periodically adjusted based on the Secured Overnight Financing Right (“SOFR”) plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio. As a result, carrying value, when outstanding, approximates fair value.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2022 and 2021:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022
Financial Assets:
Cash and cash equivalents	$234,863	$—	$—	$234,863
Restricted cash	$2,900	$—	$—	$2,900
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$446,233	$8,369	$—	$454,602
Corporate bonds	27,193	—	—	27,193
States, municipalities, and political subdivisions	—	1,383	—	1,383
Exchange-traded debt	633	—	—	633
Redeemable preferred stock	90	—	—	90
Total available-for-sale securities	$474,149	$9,752	$—	$483,901
Equity securities	$34,583	$—	$—	$34,583

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021
Financial Assets:
Cash and cash equivalents	$628,943	$—	$—	$628,943
Restricted cash	$2,400	$—	$—	$2,400
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$15,536	$1,488	$—	$17,024
Corporate bonds	22,492	—	—	22,492
States, municipalities, and political subdivisions	—	1,808	—	1,808
Exchange-traded debt	811	—	—	811
Redeemable preferred stock	448	—	—	448
Total available-for-sale securities	$39,287	$3,296	$—	$42,583
Equity securities	$51,740	$—	$—	$51,740

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of December 31, 2022 and 2021:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2022
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$167,126	$—	$133,167	$—	$133,167
4.25% Convertible Senior Notes	23,916	—	19,473	—	19,473
3.90% Promissory Note	8,943	—	—	8,152	8,152
3.75% Callable Promissory Note	6,789	—	—	6,171	6,171
4.55% Promissory Note	4,900	—	—	4,642	4,642
Total long-term debt	$211,674	$—	$152,640	$18,965	$171,605

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2021
Financial Liabilities:
Revolving credit facility	$15,000	$—	$15,000	$—	$15,000
Long-term debt:
4.25% Convertible Senior Notes	$23,885	$—	$33,248	$—	$33,248
3.90% Promissory Note	9,287	—	—	10,488	10,488
3.75% Callable Promissory Note	7,153	—	—	7,852	7,852
4.55% Promissory Note	5,148	—	—	6,051	6,051
Total long-term debt	$45,473	$—	$33,248	$24,391	$57,639

Note 7 -- Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2022	2021
Beginning balance	$57,695	$43,858
Policy acquisition costs deferred	88,496	100,800
Amortization	(100,669)	(86,963)
Ending balance	$45,522	$57,695

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2022, 2021 and 2020 was $100,669, $86,963 and $49,125, respectively.

As described in Note 1 -- “Nature of Operations” with regards to the quota share reinsurance agreements, the Company derecognized $1,349 of direct costs attributable to the assumption of insurance policies from United for the year ended December 31, 2022. The Company incurred $34,491 and $15,557, respectively, of direct costs attributable to the assumption of insurance policies from United for the years ended December 31, 2021 and 2020.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 8 -- Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2022	2021
Land	$2,134	$2,134
Land improvements	79	—
Buildings and building improvements	6,550	4,005
Computer hardware and software	16,741	13,295
Office furniture and equipment	2,955	2,561
Tenant and leasehold improvements	782	620
Other	1,767	2,136
Total, at cost	31,008	24,751
Less: accumulated depreciation and amortization	(13,098)	(10,519)
Property and equipment, net	$17,910	$14,232

Depreciation and amortization expense for property and equipment was $2,580, $1,941 and $1,854, respectively, for the years ended December 31, 2022, 2021 and 2020.

Note 9 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	December 31,
	2022	2021
Anchor tenant relationships (a)	$1,761	$1,761
In-place leases	3,579	4,215
Policy renewal rights - United	10,100	7,634
Non-compete agreements - United (b)	314	195
Total, at cost	15,754	13,805
Less: accumulated amortization	(5,176)	(3,169)
Intangible assets, net	$10,578	$10,636

(a)
An anchor tenant is a tenant that attracted more customers than other tenants.
(b)
$119 was fully amortized in June 2022 and $195 was fully amortized in June 2021.

The remaining weighted-average amortization periods for the intangible assets as of December 31, 2022 are summarized in the table below:

Anchor tenant relationships	11.5 years
In-place leases	9.7 years
Policy renewal rights - United	3.3 years

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In connection with the Northeast Region assumed business as described in Note 1 -- “Nature of Operations,” the Company recorded renewal rights and non-compete intangible assets aggregating $7,829 during 2021 in exchange for 100,000 shares of HCI’s common stock and a contingent liability of $2,419.

In connection with the Southeast Region assumed business as described in Note 1 -- “Nature of Operations,” the Company recorded intangible assets of $4,869 during 2022 representing the renewal rights and non-compete agreement in exchange for consideration consisting of a 6% commission on any replacement premium which includes $3,800 of commission prepaid up-front and a contingent liability of $1,069.

During the fourth quarter of 2022, all available information pertaining to the Northeast and Southeast Regions’ policies in-force was reviewed. Furthermore, management engaged an independent valuation specialist to assess for possible impairment of the renewal rights intangible assets. Based on the review and the assessment, the Company recognized an impairment loss of $2,284 related to the renewal rights intangible assets and, simultaneously, recorded a decrease in contingent liabilities resulting in a remeasurement gain of $3,117. At December 31, 2022 and 2021, contingent liabilities related to renewal rights intangible assets were $371 and $2,419, respectively, with the contingent liabilities included in other liabilities on the consolidated balance sheets.

The renewal rights and non-compete intangible assets acquired do not meet the definition of a business as substantially all of the fair value of the intangible assets acquired are concentrated in a group of similar assets. Therefore, the Company accounted for the purchases of the renewal rights and non-compete intangible assets as asset acquisitions.

For the years ended December 31, 2022, 2021 and 2020, amortization expense associated with intangible assets was $2,643, $761 and $624, respectively. Amortization expense for intangible assets after December 31, 2022 is as follows:

Year	Amount
2023	$2,763
2024	2,759
2025	2,728
2026	1,024
2027	212
Thereafter	1,092
Total	$10,578

Note 10 -- Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2022	2021
Benefits receivable related to retrospective reinsurance contracts	$16,317	$3,064
Reimbursement receivable under TPA service	5,445	3,525
Prepaid expenses	2,826	2,853
Deposits	491	406
Lease acquisition costs, net	832	505
Other	5,760	4,364
Total other assets	$31,671	$14,717

Management reviewed the collectability of the reimbursement receivable under TPA service and other amounts receivable attributable to this service as of December 31, 2022 and, considering the subsequent collection of reimbursement receivable as well as the balance of funds withheld for assumed business as of December 31, 2022, determined that an allowance for credit losses is not necessary for the reimbursement receivable under TPA service or the other amounts receivable attributable to this service.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 11 -- Revolving Credit Facility

The Company has a secured revolving credit agreement (“Credit Agreement”) with Fifth Third Bank that expires on December 31, 2023. On November 7, 2022, the Company executed the Fourth Amendment to Credit Agreement. Under the terms of this amendment, the maximum debt-to-capital ratio as defined in the Credit Agreement is set at 67.5% and the borrowing capacity of the line of credit is set at $50,000.

On December 1, 2022, the Company executed the Fifth Amendment to Credit Agreement. Under the terms of this amendment, one of the Company’s properties was released from the collateral pool and borrowings bear interest at an annual rate equal to the one or three month Secured Overnight Financing Rate (“SOFR”) plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio. The interest payment is due quarterly in arrears on January 1, April 1, July 1, and October 1. The Credit Agreement contains affirmative and negative covenants as well as customary events of default. Under the terms of the Credit Agreement, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances. The unused line fee rate is determined based on the debt-to-capital ratio as amended by the Fifth Amendment to Credit Agreement.

In May 2022, the Company repaid the entire credit facility balance of $15,000 and at December 31, 2022 had no borrowings outstanding under the credit facility. For the years ended December 31, 2022, 2021 and 2020, interest expense was $227, $189 and $501, respectively, including $125, $98 and $158 of amortization of issuance costs, respectively. At December 31, 2022, the Company was in compliance with all required covenants and had available borrowing capacity of $50,000.

Note 12 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2022	2021
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$—
4.25% Convertible Senior Notes, due March 1, 2037	23,916	23,916
3.90% Promissory Note, due through April 1, 2032	9,072	9,431
3.75% Callable Promissory Note, due through September 1, 2036	6,871	7,246
4.55% Promissory Note, due through August 1, 2036	4,968	5,225
Finance lease liabilities, due through October 15, 2024	13	31
Total principal amount	217,340	45,849
Less: unamortized issuance costs	(5,653)	(345)
Total long-term debt	$211,687	$45,504

The following table summarizes future maturities of long-term debt as of December 31, 2022, which takes into consideration the assumption that the 4.75% Convertible Senior Notes and 4.25% Convertible Senior Notes are repurchased at their respective next earliest call dates:

Due in 12 months following December 31,
2022	$1,043
2023	1,075
2024	1,117
2025	1,163
2026	197,627
Thereafter	15,315
Total	$217,340

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Years Ended December 31,
	2022	2021	2020
Interest Expense:
Contractual interest	$6,835	$5,384	$7,083
Non-cash expense (a)	706	827	4,247
Capitalized interest (b)	—	—	(97)
Total	$7,541	$6,211	$11,233

(a)
Includes amortization of debt discount and issuance costs. Amortization of debt discount discontinued effective January 1, 2021 upon the Company’s adoption of Accounting Standards Update No. 2020-06 (“ASU 2020-06”) “Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity.”
(b)
Interest was capitalized for construction projects.

Convertible Senior Notes

The Company’s Convertible Senior Notes consist of 4.25% Convertible Senior Notes that mature March 1, 2037 and 4.75% Convertible Senior Notes that mature June 1, 2042. The 4.25% Convertible Senior Notes were issued in March 2017 with cash interest payable semiannually in arrears on March 1 and September 1 of each year. In May 2022, the Company issued 4.75% Convertible Senior Notes in a private offering for an aggregate principal amount of $172,500. The net proceeds of the 4.75% Convertible Senior Notes were $166,486 after $6,014 in related issuance and transaction costs. The cash interest for the 4.75% Convertible Senior Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. In conjunction with the issuance of the 4.75% Convertible Senior Notes, the Company entered into a share repurchase agreement providing for the repurchase of shares of the Company’s common stock. See Note 20 -- “Equity” under Share Repurchase Agreement for additional information.

The Convertible Senior Notes rank equally in right of payment to the Company’s existing and future unsecured and unsubordinated obligations. The Convertible Senior Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Convertible Senior Notes provide no protection to the note holders in the event of a fundamental change or other corporate transaction involving the Company except those described in each respective indenture. The Convertible Senior Notes do not require a sinking fund to be established for the purpose of redemption.

Embedded Conversion Feature

The conversion feature of these Convertible Senior Notes is subject to conversion rate adjustments upon the occurrence of specified events (including payment of dividends above a specified amount) but will not be adjusted for any accrued and unpaid interest.

4.25% Convertible Senior Notes. When the Company’s cash dividends on common stock exceed $0.35 per share, it will result in adjustments to the conversion rate of the 4.25% Convertible Senior Notes. Accordingly, as of December 31, 2022, the conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.5320 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.49 per share.

4.75% Convertible Senior Notes. The conversion rate of the 4.75% Convertible Senior Notes is currently 12.4166 shares of common stock for each $1 in principal amount, which is the equivalent of approximately $80.54 per share.

The holders of the Convertible Senior Notes may convert all or a portion of their convertible senior notes during specified periods prior to each respective maturity date as follows: (1) during any calendar quarter commencing after the calendar quarter ending on the dates specified in each respective indenture, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any ten consecutive trading-day period in which the trading price per $1 principal amount of the Convertible Senior Notes is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if specified corporate events, including a change in control, occur; (4) if the respective Convertible Senior Notes are called for redemption,

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

at any time prior to the dates specified in each respective indenture; or (5) at any time on the dates or during the periods specified in each respective indenture.

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2022, none of the conditions allowing the holders of either class of Convertible Senior Notes to convert had been met.

The Company determined that the Convertible Senior Notes’ embedded conversion feature is not a derivative financial instrument and does not require bifurcation. At issuance of the 4.25% Convertible Senior Notes, which was prior to the adoption of ASU 2020-06 “Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity,” the Company accounted for the equity component of the embedded conversion feature as a reduction in the carrying amount of the debt and an increase in additional paid-in capital.

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

Embedded Redemption Feature – Put Option of the Note Holder

4.25% Convertible Senior Notes. At the option of the holders of the 4.25% Convertible Senior Notes, the Company is required to repurchase for cash all or any portion of the 4.25% Convertible Senior Notes at par on March 1, 2022, March 1, 2027 or March 1, 2032. The Company amortized the issuance costs associated with the 4.25% Convertible Senior Notes over the period from March 3, 2017 to March 1, 2022. The debt issuance costs for the 4.25% Convertible Senior Notes had been fully amortized as of February 2022.

4.75% Convertible Senior Notes. At the option of the holders of the 4.75% Convertible Senior Notes, the Company is required to repurchase for cash all or any portion of the 4.75% Convertible Senior Notes at par on June 1, 2027, June 1, 2032 or June 1, 2037. The Company amortizes the issuance costs associated with the 4.75% Convertible Senior Notes over the period from May 23, 2022 to June 1, 2027. As of December 31, 2022, the remaining amortization period of the debt issuance costs was expected to be 4.4 years for the 4.75% Convertible Senior Notes.

The Company concluded that this embedded feature is not a derivative financial instrument and does not require bifurcation. Due to this provision, the Company determined that it is appropriate to amortize the debt issuance costs from the date each debt is issued to the earliest date at which the holders of the respective Convertible Senior Notes can demand payment.

The effective interest rate for the 4.75% Convertible Senior Notes, taking into account both cash and non-cash components, approximates 5.6%. Had a 20-year term been used for the amortization of the issuance costs of the 4.75% Convertible Senior Notes, the annual effective interest rate charged to earnings would have decreased to approximately 5.0%.

Promissory Notes

3.90% Promissory Note

The agreement bears interest at a fixed rate of 3.90% and is secured by the Company’s shopping center property in Melbourne, Florida and the assignment of associated lease agreements. Approximately $60 of principal and interest is payable in 143 monthly installments beginning May 1, 2020 plus a final balloon payment of $5,007 including principal and unpaid interest payable on April 1, 2032. The promissory note may be repaid in full at any time as long as the Company provides at least 60 days’ written notice and pays a prepayment premium and processing fee.

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

Note 13 -- Reinsurance

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Years Ended December 31,
	2022	2021	2020
Premiums Written:
Direct	$713,103	$545,441	$459,615
Assumed	12,916	128,948	44,539
Gross written	726,019	674,389	504,154
Ceded	(261,144)	(199,741)	(153,458)
Net premiums written	$464,875	$474,648	$350,696
Premiums Earned:
Direct	$651,455	$478,546	$412,999
Assumed	73,261	98,498	2,919
Gross earned	724,716	577,044	415,918
Ceded	(261,144)	(199,741)	(153,458)
Net premiums earned	$463,572	$377,303	$262,460

During the years ended December 31, 2022, 2021, and 2020, ceded losses of $812,623, $40,432, and $9,413, respectively, were recognized as reductions in losses and loss adjustment expenses. Ceded losses related to Hurricane Ian, Hurricane Irma, Tropical Storm Eta, and other catastrophe and non-catastrophe claims were $782,071, $20,000, $10,483, and $69, respectively, for 2022. For 2021, ceded losses related to Hurricane Irma, Hurricane Sally, and other non-catastrophe claims were $32,144, $4,434, and $3,854,

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

respectively. Ceded losses related to Hurricane Irma, Hurricane Michael, Hurricane Sally, and other non-catastrophe claims were $362, $4,000, $88, and $4,963, respectively, for 2020. At December 31, 2022 and 2021, there were 45 and 55 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at December 31, 2022 and 2021 were $688,359 and $76,650, respectively. Approximately 65.6% of the reinsurance recoverable balance at December 31, 2022 was receivable from three reinsurers, one of which was the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on all available information considered in the rating-based method described in Note 2 -- “Summary of Significant Accounting Policies,” the Company recognized an increase in credit loss expense of $364 for the year ended December 31, 2022. Allowances for credit losses related to the reinsurance recoverable balance were $454 and $90 at December 31, 2022 and 2021, respectively.

Due to Hurricane Ian, the Company’s first event reinsurance coverage for flood losses was exhausted, and accordingly, the Company can no longer cede additional flood losses from Hurricane Ian to reinsurers. As a result, the Company elected to pay reinstatement premiums of $6,684 to the reinsurers to restore the full amount of coverage. The unamortized first event reinsurance premiums of $3,306 were written off and charged to premiums ceded during the fourth quarter of 2022. See Note 14 -- “Losses and Loss Adjustment Expenses” for more information about the flood losses attributable to Hurricane Ian.

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. Prior to June 1, 2022, there were two reinsurance contracts with retrospective provisions. As a result of Hurricane Ian, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions was decreased by $12,600 in September 2022. For the years ended December 31, 2022, 2021 and 2020, the Company recognized reductions in premiums ceded of $18,710, $10,864 and $15,120, respectively. See Note 23 -- “Commitments and Contingencies” for additional information.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At December 31, 2022 and 2021, other assets included $16,317 and $3,064, respectively. In October 2022, the Company received $5,457 of premium refund under the Company’s previous two multi-year reinsurance contracts which were commuted effective May 31, 2022. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer with a good credit rating and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Reinsurance provided to other insurance companies

For the year ended December 31, 2022, $27,488 of assumed premiums written related to the Northeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in Massachusetts and New Jersey, whereas for the year ended December 31, 2021, assumed premiums written related to the Northeast Region’s insurance policies were $93,607. At December 31, 2022, the Company had a net balance of $1,581 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $1,000 and ceding commission payable of $581. At December 31, 2021, the Company had a net balance of $4,486 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $4,017 and ceding commission payable of $535, offset by premiums receivable of $66. Effective December 30, 2022, the Company’s quota share reinsurance agreement to provide 100% reinsurance on United’s policies in the Northeast Region was commuted.

Effective December 31, 2021, the Company entered into a separate agreement to provide 85% quota share reinsurance on United’s personal lines insurance policies in the states of Georgia, South Carolina and North Carolina through May 31, 2022. Effective June 1, 2022, the Company entered into a new agreement to provide 100% quota share reinsurance on United’s personal lines insurance policies in the Southeast Region. For the years ended December 31, 2022 and 2021, assumed premiums written related to the Southeast Region’s insurance policies were $40,404 and $35,341, respectively. At December 31, 2022, the Company had a net balance of $7,521 due to United related to the Southeast Region, consisting of payable on paid losses and loss adjustment expenses of $7,606 and ceding commission payable of $16, offset by premiums receivable of $101. At December 31, 2021, there was an amount receivable from United of $23,325 related to the Southeast Region, net of a ceding commission of $8,835 and a catastrophe cost allowance of $3,181.

At December 31, 2022 and 2021, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $48,772 and $73,716, respectively.

The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2022, 2021 and 2020 was 15.80%, 26.11%, and 1.11%, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2022	2021	2020
Net balance, beginning of year*	$172,410	$141,065	$98,174
Incurred, net of reinsurance, related to:
Current year	330,836	199,888	158,236
Prior years	40,627	27,637	1,800
Total incurred, net of reinsurance	371,463	227,525	160,036
Paid, net of reinsurance, related to:
Current year	(169,641)	(95,809)	(71,772)
Prior years	(127,686)	(100,371)	(45,373)
Total paid, net of reinsurance	(297,327)	(196,180)	(117,145)
Net balance, end of year	246,546	172,410	141,065
Add: reinsurance recoverable before allowance for credit losses	617,219	64,755	71,104
Gross balance, end of year	$863,765	$237,165	$212,169

* Net balance represents beginning-of-year liability for unpaid losses and LAE less beginning-of-year reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the year ended December 31, 2022, the Company recognized losses related to prior years of $40,627 primarily to increase reserves in response to increased litigation.

On September 28, 2022, Hurricane Ian made landfall in southwestern Florida as a dangerous, high-end Category 4 storm. After crossing the Florida peninsula, it made a second landfall on September 30, 2022 in coastal South Carolina. Gross losses and LAE related to Hurricane Ian were estimated at $847,500 for all insurance lines of business, including $452,050 for HCPCI Insurance Operations and $395,450 for TypTap. After reinsurance recoveries, losses and LAE retained by the Company were approximately $65,300 for the year ended December 31, 2022. Of the total losses and LAE retained by the Company, $7,000 was attributable to flood losses exceeding the maximum amount of coverage

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

provided by reinsurers. As a result, the Company will be responsible for covering additional losses if the flood ultimate losses are later revised upward. Losses and LAE for the 2022 loss year included net estimated losses of approximately $81,651 related to United policies assumed, renewed and/or replaced and $6,500 related to Hurricane Nicole.

The following is information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2015 to 2013 is presented as supplementary information and is unaudited.

Homeowners Multi-peril and Dwelling Fire Insurance (a)

											As of December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Claims	Amounts) (b)
2013	$67,579	$69,932	$69,906	$72,015	$71,604	$73,763	$74,043	$74,543	$74,543	$74,454	$14	7,009
2014	—	75,810	81,773	84,917	88,053	90,084	92,454	92,945	93,181	93,358	372	7,661
2015	—	—	78,017	90,902	96,173	101,272	102,149	102,587	103,135	103,671	266	7,665
2016	—	—	—	81,446	90,879	92,684	92,986	92,752	92,333	92,738	371	6,936
2017	—	—	—	—	91,443	88,937	89,652	90,958	90,877	90,652	1,265	5,776
2018	—	—	—	—	—	79,436	83,976	83,123	83,234	82,816	3,569	4,771
2019	—	—	—	—	—	—	95,467	94,018	96,821	99,754	7,916	5,401
2020	—	—	—	—	—	—	—	126,086	133,349	159,758	15,460	8,253
2021	—	—	—	—	—	—	—	—	187,164	186,606	44,550	11,754
2022	—	—	—	—	—	—	—	—	—	263,626	127,833	12,563
Total										$1,247,433

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$40,240	$57,374	$64,257	$68,106	$70,224	$72,492	$73,420	$73,986	$74,260	$74,440
2014	—	47,650	68,897	77,712	82,463	87,125	90,707	92,264	92,924	92,986
2015	—	—	50,939	76,042	87,784	95,179	99,200	101,424	102,486	103,405
2016	—	—	—	51,663	73,037	83,311	89,144	90,989	92,001	92,367
2017	—	—	—	—	43,039	66,996	78,808	83,383	86,364	89,387
2018	—	—	—	—	—	41,014	63,958	71,809	76,311	79,247
2019	—	—	—	—	—	—	47,471	70,182	81,941	91,839
2020	—	—	—	—	—	—	—	56,173	108,388	144,298
2021	—	—	—	—	—	—	—	—	85,895	142,054
2022	—	—	—	—	—	—	—	—	—	135,793
Total										$1,045,816
All outstanding liabilities before 2013, net of reinsurance										10
Liabilities for loss and LAE, net of reinsurance										$201,627

(a)
Excludes losses from Wind-only insurance (2013 through 2022) and any hurricane and storm events prior to 2022.
(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Wind-only Insurance (a) *

											As of December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Claims	Amounts) (b)
2015	$—	$—	$308	$401	$569	$692	$605	$582	$582	$582	$—	100
2016	—	—	—	1,005	1,314	1,814	1,853	1,837	2,255	1,948	4	228
2017	—	—	—	—	1,529	1,119	815	792	923	991	199	157
2018	—	—	—	—	—	798	708	1,061	1,109	1,226	302	137
2019	—	—	—	—	—	—	1,132	1,501	1,833	2,359	589	154
2020	—	—	—	—	—	—	—	1,621	1,970	3,386	951	193
2021	—	—	—	—	—	—	—	—	682	1,257	458	114
2022	—	—	—	—	—	—	—	—	—	1,284	580	122
Total										$13,033

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2015	$—	$—	$156	$332	$465	$582	$582	$582	$582	$582
2016	—	—	—	689	1,155	1,405	1,772	1,821	1,843	1,944
2017	—	—	—	—	484	786	789	792	792	792
2018	—	—	—	—	—	216	607	745	899	925
2019	—	—	—	—	—	—	828	1,290	1,451	1,770
2020	—	—	—	—	—	—	—	567	1,461	2,435
2021	—	—	—	—	—	—	—	—	415	799
2022	—	—	—	—	—	—	—	—	—	704
Total										$9,951
Liabilities for loss and LAE, net of reinsurance										$3,082

* The Company began writing Homeowners Wind-only insurance in 2015.

(a)
Excludes losses from multi-peril and dwelling fire insurance (2013 through 2022) and any hurricane and storm events prior to 2022.
(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Any Hurricane and Storm Events prior to 2022

											As of December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Claims	Amounts) (b)
2016	$—	$—	$—	$21,414	$24,126	$26,211	$28,133	$27,634	$27,634	$27,634	$488	2,420
2017	—	—	—	—	53,602	54,080	53,557	53,624	53,628	53,636	2	21,776
2018	—	—	—	—	—	16,543	16,532	16,532	16,532	16,476	—	1,719
2019	—	—	—	—	—	—	—	—	—	—	—	144
2020	—	—	—	—	—	—	—	30,264	46,284	55,235	8,179	3,291
2021	—	—	—	—	—	—	—	—	11,689	13,000	384	2,597
2022	—	—	—	—	—	—	—	—	—	—	—	11
Total										$165,981

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2016	$—	$—	$—	$12,227	$20,025	$23,316	$25,849	$26,098	$26,807	$27,146
2017	—	—	—	—	43,905	47,514	47,524	49,425	53,216	53,634
2018	—	—	—	—	—	13,391	15,992	16,436	16,477	16,476
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	14,964	34,771	47,056
2021	—	—	—	—	—	—	—	—	9,323	12,616
2022	—	—	—	—	—	—	—	—	—	—
Total										$156,928
Liabilities for loss and LAE, net of reinsurance										$9,053

(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Hurricane Ian (2022)

											As of December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Claims	Amounts) (b)
2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$65,325	$32,327	12,861
Total										$65,325

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$32,998
Total										$32,998
Liabilities for loss and LAE, net of reinsurance										$32,327

(b)
 The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

	December 31,
	2022	2021
Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$201,627	$155,147
Homeowners Wind-only insurance	3,082	1,911
Losses specific to any hurricane and storm events prior to 2022	9,053	15,172
Losses specific to Hurricane Ian (2022)	32,327	—
Other short-duration insurance lines	457	180
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	246,546	172,410
Reinsurance recoverables	617,219	64,755
Total gross liability for unpaid losses and loss adjustment expenses	$863,765	$237,165

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2022:

Average Annual Percentage Payout of Incurred Losses
by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners multi-peril and dwelling fire insurance	48.1%	22.4%	8.9%	3.6%	0.2%	1.1%	0.4%	0.0%	0.0%	0.0%
Homeowners Wind-only insurance	31.2%	23.6%	12.7%	7.4%	0.1%	0.2%	0.8%	0.0%	*	*
Other short-duration insurance lines	55.7%	24.7%	2.0%	0.0%	0.0%	0.0%	0.0%	—	—	—
Losses specific to any hurricane and storm events prior to 2022	56.5%	22.0%	9.9%	2.7%	2.5%	0.7%	0.2%	—	—	—
Losses specific to Hurricane Ian (2022)	50.5%	—	—	—	—	—	—	—	—	—

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

For the years ended December 31, 2022, 2021 and 2020, revenues from the HCPCI insurance operations segment before intracompany elimination represented 66.1%, 74.6% and 73.4%, respectively, and revenues from the TypTap Group segment represented 29.9%, 22.7%, and 15.5%, respectively, of total revenues of all operating segments. At December 31, 2022 and 2021, HCPCI insurance operations’ total assets represented 53.4% and 58.7%, respectively, and TypTap Group’s total assets represented 37.9% and 29.3%, respectively, of the combined assets of all operating segments. See Note 1 -- “Nature of Operations” for a description of the Company’s operations. The following tables present

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

For the Year Ended December 31, 2022	HCPCI Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$439,499	$298,215	$—	$—	$(12,998)	$724,716
Premiums ceded	(162,112)	(110,299)	—	—	11,267	(261,144)
Net premiums earned	277,387	187,916	—	—	(1,731)	463,572
Net income from investment portfolio	1,641	3,991	—	2,736	15,739	24,107
Policy fee income	2,482	1,797	—	—	—	4,279
Gain on involuntary conversion	—	—	13,402	—	(13,402)	—
Gain from remeasurement of contingent liabilities	585	2,532	—	—	—	3,117
Other	25,155	2,302	10,365	3,752	(37,086)	4,488
Total revenue	307,250	198,538	23,767	6,488	(36,480)	499,563
Expenses:
Losses and loss adjustment expenses	204,549	173,828	—	—	(6,914)	371,463
Amortization of deferred policy acquisition costs	56,841	43,828	—	—	—	100,669
Other policy acquisition expenses	2,557	1,905	—	—	(154)	4,308
Stock-based compensation expense	3,879	3,512	—	7,716	—	15,107
Interest expense	—	883	892	6,875	(882)	7,768
Depreciation and amortization	626	3,185	2,501	868	(2,401)	4,779
Impairment loss	652	1,632	—	—	—	2,284
Personnel and other operating expenses	44,752	31,548	4,884	6,548	(26,129)	61,603
Total expenses	313,856	260,321	8,277	22,007	(36,480)	567,981
(Loss) income before income taxes	$(6,606)	$(61,783)	$15,490	$(15,519)	$—	$(68,418)
Total revenue from non-affiliates (d)	$273,222	$207,728	$22,413	$3,937
Gross premiums written	$377,860	$348,159

(a) Other revenue under real estate primarily consisted of rental income from investment properties.

(b) Other revenue under corporate and other primarily consisted of revenue from marina business.

(c) Gross premiums earned under HCPCI Insurance Operations consist of $426,501 from HCPCI and $12,998 from a reinsurance company.

(d) Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2021	HCPCI Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$404,362	$175,907	$—	$—	$(3,225)	$577,044
Premiums ceded	(140,902)	(61,534)	—	—	2,695	(199,741)
Net premiums earned	263,460	114,373	—	—	(530)	377,303
Net income from investment portfolio	8,130	1,306	—	6,613	4,121	20,170
Policy fee income	2,794	1,201	—	—	—	3,995
Other	6,356	1,606	12,226	1,794	(15,535)	6,447
Total revenue	280,740	118,486	12,226	8,407	(11,944)	407,915
Expenses:
Losses and loss adjustment expenses	147,198	80,863	—	—	(536)	227,525
Amortization of deferred policy acquisition costs	56,470	30,493	—	—	—	86,963
Other policy acquisition expenses	2,851	4,100	—	—	—	6,951
Stock-based compensation expense	3,553	3,380	—	6,821	—	13,754
Interest expense	—	113	1,202	5,467	(382)	6,400
Depreciation and amortization	86	1,336	2,319	884	(2,441)	2,184
Debt conversion expense	—	—	—	1,754	—	1,754
Personnel and other operating expenses	20,647	28,357	4,424	6,308	(8,585)	51,151
Total expenses	230,805	148,642	7,945	21,234	(11,944)	396,682
Income (loss) before income taxes	$49,935	$(30,156)	$4,281	$(12,827)	$—	$11,233
Total revenue from non-affiliates (d)	$277,333	$119,703	$10,872	$7,406
Gross premiums written	$426,910	$247,479

(a) Other revenue under real estate primarily consisted of rental income from investment properties.

(b) Other revenue under corporate and other primarily consisted of revenue from marina business.

(c) Gross premiums earned under HCPCI Insurance Operations consist of $401,137 from HCPCI and $3,225 from a reinsurance company.

(d) Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2020	HCPCI Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$342,764	$78,836	$—	$—	$(5,682)	$415,918
Premiums ceded	(130,318)	(28,822)	—	—	5,682	(153,458)
Net premiums earned	212,446	50,014	—	—	—	262,460
Net income from investment portfolio	6,423	793	3	15	(1,602)	5,632
Policy fee income	2,702	820	—	—	—	3,522
Gain on involuntary conversion	—	—	36,969	—	—	36,969
Other	1,768	100	9,502	1,948	(11,464)	1,854
Total revenue	223,339	51,727	46,474	1,963	(13,066)	310,437
Expenses:
Losses and loss adjustment expenses	125,977	34,059	—	—	—	160,036
Amortization of deferred policy acquisition costs	35,410	13,715	—	—	—	49,125
Other policy acquisition expenses	3,496	1,865	—	—	—	5,361
Stock-based compensation expense	1,645	1,808	—	4,680	—	8,133
Interest expense	—	2	1,947	10,709	(924)	11,734
Depreciation and amortization	85	1,102	2,526	634	(2,494)	1,853
Loss on repurchases of convertible senior notes	—	—	—	150	—	150
Loss on extinguishment of debt	—	—	98	—	—	98
Personnel and other operating expenses	17,778	15,637	5,388	7,864	(9,648)	37,019
Total expenses	184,391	68,188	9,959	24,037	(13,066)	273,509
Income (loss) before income taxes	$38,948	$(16,461)	$36,515	$(22,074)	$—	$36,928
Total revenue from non-affiliates (d)	$221,633	$52,807	$44,709	$640
Gross premiums written	$399,299	$104,855

(a) Other revenue under real estate primarily consisted of rental income from investment properties.

(b) Other revenue under corporate and other primarily consisted of revenue from restaurant and marina businesses.

(c) Gross premiums earned under HCPCI Insurance Operations consist of $337,082 from HCPCI and $5,682 from a reinsurance company.

(d) Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	December 31,
	2022	2021
Segments:
HCPCI Insurance Operations	$912,233	$676,509
TypTap Group	704,429	369,600
Real Estate Operations	126,001	127,651
Corporate and Other	159,378	65,349
Consolidation and Elimination	(98,713)	(62,252)
Total assets	$1,803,328	$1,176,857

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Leases

The table below summarizes the Company’s ROU assets and corresponding liabilities for operating and finance leases:

	December 31,
	2022	2021
Operating leases:
ROU assets	$777	$2,204
Liabilities	$721	$2,203
Finance leases:
ROU assets	$80	$86
Liabilities	$13	$31

The Company’s lease of office space in India for its information technology operations expired in January 2022 and a new lease agreement was entered into effective February 2022 with an initial term of nine years.

In December 2022, the Company notified the FDOT of the election to terminate one of the operating leases for office space effective January 31, 2023, resulting in a derecognition of the ROU assets and its corresponding liabilities by $553.

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

(c) Rent escalation provisions exist.

(d) There is a bargain purchase option.

As of December 31, 2022, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in Year
2023	$110	$11
2024	91	2
2025	96	—
2026	101	—
2027	106	—
Thereafter	361	—
Total lease payments	865	13
Less: interest	144	—
Total lease obligations	$721	$13

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Years Ended December 31,
	2022	2021
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$16	$19
Interest expense	1	1
Operating lease costs*	1,219	1,622
Short-term lease costs*	408	348
Total lease costs	$1,644	$1,990
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$1	$1
Operating cash flows – operating leases	$1,194	$1,626
Financing cash flows – finance leases	$18	$19
	December 31, 2022
Weighted-average remaining lease term:
Finance leases (in years)	1.1
Operating leases (in years)	7.9
Weighted-average discount rate:
Finance leases (%)	3.4%
Operating leases (%)	4.5%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms
Class of Assets	Initial Term	Option	and Conditions
Operating lease:
Office space	1 to 3 years	Yes	(e)
Retail space	3 to 20 years	Yes	(e)
Boat docks/wet slips	1 to 12 months	Yes	(e)

(e) There are no purchase options.

Note 17 -- Income Taxes

A summary of income tax (benefit) expense is as follows:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$(3,853)	$2,332	$1,089
State	(275)	415	30
Foreign	194	102	106
Total current taxes	(3,934)	2,849	1,225
Deferred:
Federal	(7,828)	489	6,694
State	(2,023)	653	1,436
Foreign	(30)	—	(7)
Total deferred taxes	(9,881)	1,142	8,123
Income tax (benefit) expense	$(13,815)	$3,991	$9,348

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$(14,368)	21.0	$2,359	21.0	$7,755	21.0
(Decrease) increase in income taxes resulting from:
State income taxes, net of federal tax benefits	(2,812)	4.1	402	3.6	1,364	3.7
Effects of tax rate changes	—	—	437	3.9	—	—
Stock-based compensation	(431)	0.6	(298)	(2.7)	(296)	(0.8)
Non-deductible executive compensation	1,252	(1.8)	1,008	9.0	757	2.0
Change in valuation allowance	2,549	(3.7)	—	—	—	—
Other	(5)	—	83	0.7	(232)	(0.6)
Income tax (benefit) expense	$(13,815)	20.2	$3,991	35.5	$9,348	25.3

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rates for the years ended December 31, 2022, 2021, and 2020. The tax returns filed for the years ending December 31, 2021, 2020, and 2019 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify interest and penalties, if any, arising from uncertain tax positions as income tax expense as permitted by current accounting standards. There have been no material amounts of interest or penalties for the years ended December 31, 2022, 2021 and 2020.

For the year ended December 31, 2022, the Company recorded $13,815 of income tax benefit resulting in an effective tax rate of 20.2%. For the years ended December 31, 2021 and 2020, the Company recorded income tax expense of $3,991 and $9,348, respectively, resulting in effective tax rates of 35.5% and 25.3%, respectively. The decrease in the effective tax rate in 2022 as compared with 2021 was primarily attributable to a valuation allowance established as of December 31, 2022 and an increase in non-deductible compensation expense related to restricted stock and stock options granted to certain executives.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$13,883	$—
Unearned premiums	12,588	14,174
Losses and loss adjustment expenses	3,013	2,591
Stock-based compensation	1,570	1,660
Prepaid expenses	—	658
Unearned revenue	426	237
Net unrealized investment losses	428	—
Basis difference related to convertible senior notes	300	169
Accrued expenses	163	110
Credit losses	244	151
Organizational costs	128	102
Bad debt reserve	44	56
Other	85	—
Total deferred tax assets	32,872	19,908
Valuation allowance	(2,549)	—
Total deferred tax assets, net of valuation allowance	30,323	19,908
Deferred tax liabilities:
Gain on involuntary conversion	(12,500)	(9,202)
Deferred policy acquisition costs	(12,156)	(15,089)
Intangible assets	(1,878)	(2,450)
Basis difference related to partnership investments	(2,942)	(1,313)
Prepaid expenses	(703)	—
Net unrealized investment gains	—	(1,539)
Property and equipment	(1,515)	(1,511)
Other	(333)	(543)
Total deferred tax liabilities	(32,027)	(31,647)
Net deferred tax liabilities	$(1,704)	$(11,739)

The Company has a federal net operating loss carryforward of $52,494 for the 2022 tax year which will expire on December 31, 2042. The Company has a state net operating loss carryforward of $65,766 for the 2022 tax year which can be carried forward indefinitely and will never expire.

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. Management concluded that the negative evidence outweighed the positive evidence and therefore a valuation allowance on the Company’s deferred tax assets is established as of December 31, 2022. The Company did not have a valuation allowance established as of December 31, 2021.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Loss (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2022
Net loss	$(54,603)
Less: Net income attributable to redeemable noncontrolling interest	(9,106)
Less: TypTap Group’s net loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	5,198
Net loss attributable to HCI	(58,511)
Less: Loss attributable to participating securities	3,463
Basic Loss Per Share:
Loss allocated to common stockholders	(55,048)	8,817	$(6.24)

Effect of Dilutive Securities: *
Stock options	—	—
Convertible senior notes	—	—
Warrants	—	—
Diluted Loss Per Share:
Loss available to common stockholders and assumed conversions	$(55,048)	8,817	$(6.24)

(a)
Shares in thousands.

* Convertible senior notes, stock options, and warrants were excluded due to antidilutive effect.

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2021
Net income	$7,242
Less: Net income attributable to redeemable noncontrolling interest	(7,399)
Less: TypTap Group’s net loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	2,013
Net income attributable to HCI	1,856
Less: Income attributable to participating securities	(24)
Basic Earnings Per Share:
Income allocated to common stockholders	1,832	8,092	$0.23

Effect of Dilutive Securities: *
Stock options	—	207
Warrants	—	281
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$1,832	8,580	$0.21

(a)
Shares in thousands.

* Convertible senior notes were excluded due to antidilutive effect.

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

(a)
Shares in thousands.

Note 19 -- Redeemable Noncontrolling Interest

On February 26, 2021, TTIG completed a capital investment transaction with a fund associated with Centerbridge Partners, L.P. (collectively, the “Lead Investor”), a private investment management fund. Under the investment agreement, TTIG issued 9,000,000 voting shares of its Series A-1 Preferred Stock and 1,000,000 non-voting shares of its Series A-2 Preferred Stock (together “Series A Preferred Stock”), $0.001 par value, at a price of $10 per share for total proceeds of $100,000. The Company incurred $6,262 of related issuance costs in 2021. In connection with the transaction, the Lead Investor was granted by HCI warrants to purchase 750,000 shares of HCI’s common stock with an exercise price of $54.40 per share. The warrants valued at $9,217 or $12.29 per warrant were immediately exercisable and will expire on the fourth anniversary of the date of issuance.

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

Redemption Rights

On or after the fourth anniversary of the issuance date, TTIG’s Series A Preferred Stock is redeemable at the option of the holders at a price equal to the greater of (1) $10 per share plus any accrued but unpaid dividends and (2) a fair market value per share

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

determined by an independent valuation firm selected by TTIG’s board of directors. Management determined that the redemption was not probable at December 31, 2022.

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

The following table summarizes the activity of redeemable noncontrolling interest during the years ended December 31, 2022 and 2021:

	2022	2021
Balance at January 1	$89,955	$—
Initial proceeds from Centerbridge	—	100,000
Increase (decrease):
Proceeds allocated to warrants*	—	(9,217)
Issuance costs	—	(6,262)
Issuance costs allocated to warrants*	—	577
Accrued cash dividends	5,842	4,208
Accretion - increasing dividend rates	3,264	3,191
Dividends paid	(5,508)	(2,542)
Balance at December 31	$93,553	$89,955

* Net decrease related to warrants of $8,640.

For the years ended December 31, 2022 and 2021, net income attributable to redeemable noncontrolling interest was $9,106 and $7,399, respectively, consisting of accrued cash dividends of $5,842 and $4,208, respectively, and accretion related to increasing dividend rates of $3,264 and $3,191, respectively.

Note 20 -- Equity

Stockholders’ Equity

Common Stock

In March 2022, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees through December 31, 2022. There was no stock repurchase plan approved by the Board of Directors during 2021. In December 2019, the Board of Directors decided to extend the term of the 2019 stock repurchase plan to March 15, 2020, and in March 2020, the Board approved a stock repurchase plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees during 2020. The shares may be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. There is no share repurchase plan approved by the Board for 2023.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During the years ended December 31, 2022 and 2020, the Company repurchased and retired 391,151 and 129,142 shares, respectively, at weighted average prices per share of $43.61 and $39.93, respectively, under these authorized repurchase plans. The total costs of shares repurchased under these plans, inclusive of fees and commissions, during the years ended December 31, 2022 and 2020 were $17,070 and $5,161, respectively, or $43.64 and $39.96 per share, respectively.

On October 13, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on December 16, 2022 to stockholders of record on November 18, 2022.

Warrants

At December 31, 2022, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock at an exercise price of $54.40. The warrants expire on February 26, 2025.

Share Repurchase Agreement

In conjunction with the issuance of the 4.75% Convertible Senior Notes as described in Note 12 -- “Long-Term Debt” under Convertible Senior Notes, the Company used $66,853 of the net proceeds to repurchase and retire an aggregate of 1,037,600 shares of its common stock at a price of $64.43 per share from institutional investors.

Prepaid Share Repurchase Forward Contract

In March 2022, the Company’s prepaid share repurchase forward contract with Societe Generale, entered into in conjunction with the 2017 issuance of the 4.25% Convertible Senior Notes, was physically settled with the delivery from Societe Generale of 191,100 shares of HCI’s common stock to the Company.

Noncontrolling Interests

At December 31, 2022, there were 81,111,913 shares of TTIG’s common stock outstanding, of which 6,111,913 shares were not owned by HCI.

During the years ended December 31, 2022 and 2021, TTIG repurchased and retired a total of 69,876 and 48,901 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the years ended December 31, 2022 and 2021 was $406 and $55, respectively.

Note 21 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. With respect to the Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. At December 31, 2022, there were 1,116,205 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the years ended December 31, 2022, 2021 and 2020 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	340,000	$43.21	7.9 years	$1,657

Granted	110,000	$48.00
Exercised	(10,000)	$6.30
Outstanding at December 31, 2020	440,000	$45.25	7.6 years	$3,113

Outstanding at December 31, 2021	440,000	$45.25	6.6 years	$18,119

Outstanding at December 31, 2022	440,000	$45.25	5.6 years	$—

Exercisable at December 31, 2022	357,500	$44.23	5.3 years	$—

The following table summarizes information about options exercised for the years ended December 31, 2022, 2021 and 2020 (option amounts not in thousands):

	2022	2021	2020
Options exercised	—	—	10,000
Total intrinsic value of exercised options	$—	$—	$288
Tax benefits realized	$—	$—	$71

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $669, $884 and $1,180, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $0, $2 and $76 for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, there was $336 and $1,005, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.0 year.

The following table provides assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the stock options granted during the year ended December 31, 2020:

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

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	396,760	$41.71
Granted	192,680	$45.57
Vested	(146,801)	$40.54
Forfeited	(18,852)	$43.60
Nonvested at December 31, 2020	423,787	$43.79

Granted	564,426	$38.79
Vested	(109,791)	$43.19
Cancelled	(142,760)	$43.77
Forfeited	(55,665)	$44.01
Nonvested at December 31, 2021	679,997	$39.72

Granted	7,000	$69.17
Vested	(333,308)	$40.01
Forfeited	(11,230)	$45.00
Nonvested at December 31, 2022	342,459	$39.86

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $10,926, $9,642 and $6,953 for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, there was approximately $8,048 and $18,995, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.1 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Deferred tax benefits recognized	$1,780	$1,397	$1,296
Tax benefits realized for restricted stock and paid dividends	$2,582	$1,519	$1,448
Fair value of vested restricted stock	$13,337	$4,742	$5,952

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

During the years ended December 31, 2022 and 2020, no awards were issued with other than service-based vesting conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Subsidiary Equity Plan

For the years ended December 31, 2022 and 2021, TypTap Group recognized compensation expense related to its stock-based awards of $3,512 and $3,228, respectively. At December 31, 2022 and 2021, there was $7,876 and $11,230, respectively, of unrecognized compensation expense related to nonvested restricted stock and stock options.

Note 22 -- Employee Benefit Plans

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company’s matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2022, 2021 and 2020, the Company contributed approximately $1,037, $794 and $731, respectively, in matching contributions, which are included in general and administrative personnel expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. At December 31, 2022 and 2021, the amounts accrued under the gratuity plan were $204 and $158, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans: the Provident Fund and the Employees’ State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $46, $28 and $41, respectively, for the years ended December 31, 2022, 2021 and 2020.

Note 23 -- Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

As of December 31, 2022, the Company has a contractual obligation related to one multi-year reinsurance contract. The contract was entered into effective June 1, 2022 and the Company’s previous two multi-year reinsurance contracts were commuted effective May 31, 2022. The contract may be cancelled only with the other party’s consent or when its experience account is positive at the end of each contract year. The table below presents the future minimum aggregate premium amounts payable to the reinsurer.

Year	Amount
2023	$91,350
2024	91,350
Total	$182,700

Rental Income

The Company leases available space at the Company’s various investment properties to non-affiliates at various terms. In addition, the Company leases boat slips and docks on a long-term basis. Expected annual rental income due under non-cancellable operating leases for all properties owned at December 31, 2022 is as follows:

Year	Amount
2023	$4,066
2024	4,058
2025	3,900
2026	3,176
2027	2,506
Thereafter	11,853
Total	$29,559

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Capital Commitments

As described in Note 4 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At December 31, 2022, there was an aggregate unfunded balance of $5,661.

FIGA Assessments

In October 2021, the Florida Office of Insurance Regulation approved a 2022 assessment for the Florida Insurance Guaranty Association (“FIGA”) which is necessary to secure funds for the payment of covered claims of insolvent insurance companies. The 2022 FIGA assessment was levied at 0.70% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, was assessed on new and renewal policies with effective dates beginning January 1, 2022 through December 31, 2022.

In March 2022, the Florida Office of Insurance Regulation approved an assessment for FIGA which is necessary to secure funds for the payment of covered claims relating to the liquidation of one insurance company. The FIGA assessment is levied at 1.3% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, is assessed on new and renewal policies with effective dates beginning July 1, 2022 through June 30, 2023.

In August 2022, the Florida Office of Insurance Regulation approved a 2023 assessment for FIGA which is necessary to secure funds for the payment of covered claims relating to the liquidation of two insurance companies. The 2023 FIGA assessment will be levied at 0.70% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, will be assessed on new and renewal policies with effective dates beginning January 1, 2023 through December 31, 2023.

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of December 31, 2022, the FIGA assessments payable by the Company were $2,832.

Note 24 -- Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2022, 2021 and 2020.

	Three Months Ended
	03/31/22	06/30/22	09/30/22	12/31/22
Net premiums earned	$125,763	$124,919	$106,972	$105,918
Total revenue	127,040	125,926	126,654	119,943
Losses and loss adjustment expenses	72,704	86,830	139,794	72,135
Policy acquisition and other underwriting expenses	29,408	26,863	24,678	24,028
Interest expense	601	1,515	2,813	2,839
Total expenses	123,039	137,486	190,256	117,200
Income (loss) before income taxes	4,001	(11,560)	(63,602)	2,743
Net income (loss)	2,791	(8,542)	(51,503)	2,651
Comprehensive income (loss)	7	(10,171)	(58,804)	3,593
Earnings (loss) per share:
Basic	$0.09	$(1.04)	$(5.66)	$0.18
Diluted*	$0.09	$(1.04)	$(5.66)	$0.18

* During the quarter ended March 31, 2022, the convertible senior notes were antidilutive. During the quarters ended June 30, 2022, September 30, 2022 and December 31, 2022, the convertible senior notes, stock options and warrants were antidilutive.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended
	03/31/21	06/30/21	09/30/21	12/31/21
Net premiums earned	$87,843	$93,004	$94,232	$102,224
Total revenue	94,874	101,504	99,217	112,320
Losses and loss adjustment expenses	45,751	55,917	62,664	63,193
Policy acquisition and other underwriting expenses	23,065	23,169	23,340	24,158
Interest expense	2,079	2,000	1,664	657
Total expenses	84,772	96,407	105,721	109,782
Income (loss) before income taxes	10,102	5,097	(6,504)	2,538
Net income (loss)	6,845	3,830	(4,868)	1,435
Comprehensive income (loss)	6,705	3,470	(5,129)	1,128
Earnings (loss) per share:
Basic	$0.82	$0.25	$(0.72)	$0.01
Diluted**	$0.75	$0.24	$(0.72)	$0.01

** During the quarters ended June 30, 2021 and December 31, 2021, the convertible senior notes were antidilutive. During the quarter ended September 30, 2021, the convertible senior notes, stock options and warrants were antidilutive.

	Three Months Ended
	03/31/20	06/30/20	09/30/20	12/31/20
Net premiums earned	$61,646	$73,449	$62,463	$64,902
Total revenue	55,380	80,717	104,027	70,313
Losses and loss adjustment expenses	28,078	39,843	51,743	40,372
Policy acquisition and other underwriting expenses	11,826	12,991	14,210	14,832
Interest expense	2,970	3,020	2,856	2,888
Total expenses	54,723	68,894	82,491	67,401
Income before income taxes	657	11,823	21,536	2,912
Net income	547	8,936	15,390	2,707
Comprehensive (loss) income	(1,585)	10,286	15,634	2,611
Earnings per share:
Basic	$0.07	$1.16	$1.97	$0.35
Diluted***	$0.07	$1.08	$1.68	$0.35

*** During the quarters ended March 31, 2020 and December 31, 2020, the convertible senior notes were antidilutive.

Note 25 -- Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the Florida Business Corporation Act and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 31, 2022, without prior regulatory approval, $147,732 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2023. The following briefly describes certain related and other requirements and restrictions imposed by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

Florida

HCPCI and TypTap, which are domiciled in Florida, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the FLOIR, which Florida utilizes for determining solvency under the Florida Insurance Code (the “Code”). The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Florida. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from entity to entity within a state, and may change in the future.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Code requires HCPCI and TypTap to maintain capital and surplus equal to the greater of 10% of their respective liabilities or a statutory minimum as defined in the Code. At December 31, 2022, HCPCI and TypTap were required to maintain minimum capital and surplus of $28,845 and $30,479, respectively. At December 31, 2021, HCPCI and TypTap were required to maintain minimum capital and surplus of $36,173 and $19,334, respectively. HCPCI and TypTap were in compliance with these requirements at December 31, 2022 and 2021.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2022 and 2021, HCPCI’s statutory-basis capital and surplus was approximately $103,838 and $120,480, respectively. For the year ended December 31, 2022, HCPCI had a statutory-basis net loss of approximately $4,345. For the year ended December 31, 2021, HCPCI had a statutory-basis net income of approximately $45 as opposed to a statutory-basis net loss of approximately $28,780 for the year ended December 31, 2020. At December 31, 2022 and 2021, TypTap’s statutory-basis capital and surplus was approximately $76,736 and $93,360, respectively. For the years ended December 31, 2022, 2021 and 2020, TypTap’s statutory-basis net losses were approximately $31,739, $29,396 and $10,900, respectively. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

Since inception to September 2020, HCPCI and TypTap have each maintained a cash deposit with the Insurance Commissioner of the State of Florida in the amount of $300 to meet regulatory requirements. TypTap later increased its cash deposit to $2,000 and placed a U.S. Government security in the amount of $310 with the State during the fourth quarter of 2020 in connection with its continued expansion.

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

As a result, only HCPCI was qualified to make dividend payments at December 31, 2022, 2021 and 2020. Without prior written approval from the FLOIR, TypTap was not permitted to make any dividend payments.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-capital surplus ratios. Florida state law requires that the ratio of 90% of written premiums divided by surplus as to policyholders does not exceed 10 to 1 for gross written premiums or 4 to 1 for net written premiums. The ratios of gross and net written premiums to surplus, which the Company’s insurance subsidiaries have met the requirements for, are summarized below:

Years Ended December 31,
	2022	2021	2020
HCPCI:
Gross	3.30 to 1	3.21 to 1	3.02 to 1
Net	1.66 to 1	2.01 to 1	1.84 to 1
TypTap:
Gross	4.11 to 1	2.40 to 1	2.47 to 1
Net	2.34 to 1	1.61 to 1	1.50 to 1

Bermuda

The Bermuda Monetary Authority requires Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled reinsurance subsidiary, to maintain minimum capital and surplus of $2,000. At December 31, 2022 and 2021, Claddaugh’s statutory capital and surplus was approximately $65,992 and $55,350, respectively. For the year ended December 31, 2022, Claddaugh reported a statutory net loss of approximately $21,575. For the year ended December 31, 2021, Claddaugh reported a statutory net loss of approximately $2,850 as opposed to a statutory net income of approximately $1,400 for the year ended December 31, 2020. During 2022, the Company contributed approximately $31,868 of capital to Claddaugh. There was no capital contribution to or return of capital from Claddaugh during 2021. During 2020, the Company contributed approximately $22,600 of capital to Claddaugh.

HCPCI and TypTap are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2022 and 2021, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2022, the combined statutory capital and surplus and minimum capital and surplus of the Company’s U.S. insurance subsidiaries were approximately $180,574 and $59,324, respectively.

At December 31, 2022 and 2021, restricted net assets represented by the Company’s insurance subsidiaries amounted to $199,503 and $215,812, respectively.

Note 26 -- Related Party Transactions

On December 21, 2022, TTIG issued a demand promissory note to the Company for the principal amount of $15,000. The note bears an annual interest rate of 5.5% with a maturity date for the principal and unpaid accrued interest of December 21, 2025.

On June 1, 2022, TTIG issued a demand promissory note to the Company for the principal amount of $2,994. The note bears an annual interest rate of 3.25% with a maturity date for the principal and unpaid accrued interest of June 1, 2025.

On December 22, 2021, TTIG issued a demand promissory note to the Company for the principal amount of $40,000. The note bears an annual interest rate of 2.0% with a maturity date for the principal and unpaid accrued interest of June 30, 2023. See Note 28 -- “Subsequent Events” for additional information.

On February 12, 2021, the Company committed to provide a revolving line of credit with borrowing capacity of up to $60,000 to TTIG and the credit line would be available until the earlier of June 30, 2022 and the securing of alternative financing. This commitment ended on February 26, 2021 upon completion of the capital investment transaction by TTIG.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 27 -- Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$102,755	$10,366
Fixed-maturity securities, available for sale, at fair value	34	1,637
Equity securities, at fair value	8,662	11,513
Limited partnership investments	19,446	21,722
Note receivable – related party	58,102	40,022
Investment in subsidiaries	274,785	332,596
Property and equipment, net	805	712
Intangible assets, net	—	5,374
Right-of-use assets - operating leases	7,631	4,243
Income taxes receivable	—	3,281
Other assets	1,515	1,595
Total assets	$473,735	$433,061
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$1,618	$2,560
Lease liabilities - operating leases	7,607	4,290
Income tax payable	8,427	—
Deferred income taxes, net	2	900
Revolving credit facility	—	15,000
Long-term debt	191,042	23,886
Due to related parties	102,443	63,060
Total liabilities	311,139	109,696
Total stockholders’ equity	162,596	323,365
Total liabilities and stockholders’ equity	$473,735	$433,061

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2022	2021	2020
Net investment income (loss)	$5,498	$3,115	$(676)
Net realized investment (losses) gains	(1,154)	3,344	330
Net unrealized investment (losses) gains	(1,609)	92	229
Credit losses on investments	—	—	(20)
Other income	1,138	222	—
Loss on repurchases of convertible senior notes	—	—	(150)
Interest expense	(6,876)	(5,467)	(10,710)
Debt conversion expense	—	(1,754)	—
Operating expenses	(9,877)	(9,056)	(6,887)
Loss before income tax benefit and equity in (loss) income of subsidiaries	(12,880)	(9,504)	(17,884)
Income tax benefit	1,700	2,086	4,024
Net loss before equity in (loss) income of subsidiaries	(11,180)	(7,418)	(13,860)
Equity in (loss) income of subsidiaries	(47,331)	9,274	41,440
Net (loss) income	$(58,511)	$1,856	$27,580

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(58,511)	$1,856	$27,580
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	6,430	5,874	4,488
Net realized investment losses (gains)	1,154	(3,344)	(330)
Net unrealized investment losses (gains)	1,609	(92)	(229)
Net (accretion of discount) amortization of premiums on investments in fixed-maturity securities	(110)	3	(42)
Depreciation and amortization	1,403	1,490	4,686
Net (income) loss from limited partnership investments	(3,345)	(2,608)	1,781
Distributions from limited partnership interests	2,123	1,477	844
Credit losses on investments	—	—	20
Debt conversion expense	—	1,754	—
Loss on repurchases of convertible senior notes	—	—	150
Equity in loss (income) of subsidiaries	47,331	(9,274)	(41,440)
Deferred income taxes	(895)	232	(935)
Changes in operating assets and liabilities:
Income taxes	11,708	5,067	(9,791)
Other assets	(2,805)	2,679	(629)
Accrued expenses and other liabilities	4,078	(5,620)	1,096
Due to related parties	38,696	5,360	17,438
Net cash provided by operating activities	48,866	4,854	4,687
Cash flows from investing activities:
Investments in limited partnership interests	(1,261)	(2,616)	(3,376)
Investment in note receivable – related party	(15,000)	(40,000)	(22,000)
Purchase of fixed-maturity securities	(52,576)	(1,685)	(7)
Purchase of equity securities	(11,406)	(76,786)	(35,855)
Purchase of short-term and other investments	(42)	(1,307)	(200)
Purchase of intangible assets	(3,800)	—	—
Purchase of property and equipment	(581)	(365)	(742)
Proceeds from sales of fixed-maturity securities	86	134	447
Proceeds from calls, repayments and maturities of fixed-maturity securities	54,178	145	27
Proceeds from sales of equity securities	10,975	78,555	30,688
Proceeds from sales, redemptions and maturities of short-term and other investments	570	3,618	537
Collection of note receivable – related party	—	23,280	—
Distributions received from limited partnership interests	4,759	2,567	1,614
Dividends received from subsidiary	51,500	41,900	52,500
Return of capital from subsidiary	—	—	9
Investment in subsidiaries	(41,868)	(10,000)	(22,629)
Net cash (used in) provided by investing activities	(4,466)	17,440	1,013

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows – (Continued)

	Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Repurchases of common stock	(71,242)	(1,314)	(1,547)
Repurchases of common stock under share repurchase plan	(17,070)	—	(5,161)
Repurchases of convertible senior notes	—	—	(4,459)
Debt issuance costs	(6,041)	(152)	—
Cash dividends paid	(15,233)	(14,065)	(12,694)
Cash dividends received under share repurchase forward contract	76	306	306
Net (repayment) borrowing under revolving credit facility	(15,000)	(8,750)	14,000
Proceeds from exercise of common stock options	—	—	63
Debt conversion expense paid	—	(1,895)	—
Proceeds from issuance of long-term debt	172,500	—	—
Repayment of long-term debt	(1)	(2)	(2)
Net cash provided by (used in) financing activities	47,989	(25,872)	(9,494)
Net increase (decrease) in cash and cash equivalents	92,389	(3,578)	(3,794)
Cash and cash equivalents at beginning of year	10,366	13,944	17,738
Cash and cash equivalents at end of year	$102,755	$10,366	$13,944

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 28 -- Subsequent Events

Since January 1, 2023, the Tampa office building property that was previously leased to an unaffiliated company has been used in operations by the Company and serves as TTIG’s corporate headquarters. As a result, it is reclassified out of real estate investments to property and equipment on the consolidated balance sheet subsequent to December 31, 2022.

On January 11, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on March 17, 2023 to stockholders of record on February 17, 2023.

On January 12, 2023, HCPCI and TypTap received approval from the FLOIR to discontinue flood insurance policies written in Florida with policy cancellation effective dates no later than May 31, 2023. The reason for discontinuation is primarily attributable to the increased costs and reduced availability of flood reinsurance. The discontinuation will not have a material impact to the Company’s results of operations.

On January 17, 2023, the Company received the final distribution of $18 from FMKT Mel JV, the unconsolidated joint venture that the Company had a 90% equity interest in which was liquidated on December 31, 2022.

On February 5, 2023, the Company’s Board of Directors extended the maturity date for the principal and unpaid accrued interest of the $40,000 demand promissory note with TTIG to June 30, 2025.

On February 14, 2023, the Company entered into a conditional agreement to sell its retail shopping center investment property in Sorrento, Florida to a non-affiliate for a price of $13,418. Subject to due diligence, the sale is expected to be completed within 45 days after the contract date.

On February 16, 2023, the Company entered into a conditional agreement to sell its retail shopping center investment property in Melbourne, Florida to a non-affiliate for a price of $18,500. Subject to due diligence, the sale is expected to be completed within 45 days after the contract date.

On February 27, 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency. Under the existing contracts, United is responsible for payment of ceded premiums owed to the Company while the Company is responsible for adjudicating and paying claims. At December 31, 2022, the Company had a net amount due to United of $1,114 and funds withheld for assumed business in trust accounts totaling $48,772 for the benefit of policies assumed from, and TPA services provided to, United. The Company cannot predict the actions a receiver might take, which may include cancellation of policies subject to the quota share contracts, termination of the TPA service agreement and restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2022). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

FORVIS, LLP, an independent registered public accounting firm, has audited the 2022 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics applicable to all of our employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). We have posted the text of our code of ethics to our Internet web site: www.hcigroup.com. Select “Investor Information” at the top and then select “Corporate Governance” and then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our Internet website within the same section as described above.

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 14 – Principal Accountant Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2022 and 2021 provided by FORVIS, LLP, our principal accountant (in thousands):

	2022	2021
Audit fees (a)	$590	$540
All other fees (b)	420	182
	$1,010	$722

(a)
Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements, reviews of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)
All other fees represent fees billed for services provided to us not otherwise included in the category above.

The Audit Committee pre-approved all 2022 engagements and fees for services provided by our principal accountant. The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Tampa, Florida.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

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

10.61

Fourth Amendment to Credit Agreement and Modification of Note and Other Loan Documents, dated November 7, 2022. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed November 9, 2022.

10.62	Fifth Amendment to Credit Agreement and Modification of Other Loan Documents, dated December 1, 2022. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed December 7, 2022.

10.88**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 11, 2017.

10.99**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 7, 2017. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 11, 2017.

10.101**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 14, 2018.

10.102**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated February 8, 2018. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed February 14, 2018.

10.103**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 22, 2019.

10.104**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 15, 2019. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 22, 2019.

10.105**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 23, 2020.

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

10.110

Non-Florida Reinstatement Premium Protection Reinsurance Contract effective June 1, 2021 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and TypTap Insurance Company by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 6, 2021.

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

10.125

Renewal Rights Agreement effective January 18, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company. Incorporated by reference to the corresponding numbered exhibit to our Form 10-K filed March 10, 2022.

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

10.128

Property Quota Share Reinsurance Contract effective December 31, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company. Incorporated by reference to the corresponding numbered exhibit to our Form 10-K filed March 10, 2022.

10.129

Property Quota Share Reinsurance Contract effective June 1, 2022 issued to United Property and Casualty Insurance Company by TypTap Insurance Company. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2022.

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of FORVIS, LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

March 10, 2023	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2023	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

March 10, 2023	By	/s/ James Mark Harmsworth
James Mark Harmsworth, Chief Financial Officer (Principal Financial and Accounting Officer)

March 10, 2023	By	/s/ Karin Coleman
Karin Coleman, Chief Operating Officer and Director

March 10, 2023	By	/s/ Wayne Burks
Wayne Burks, Director

March 10, 2023	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 10, 2023	By	/s/ Gregory Politis
Gregory Politis, Director

March 10, 2023	By	/s/ Peter Politis
Peter Politis, Director

March 10, 2023	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 10, 2023	By	/s/ Lauren Valiente
Lauren Valiente, Director

March 10, 2023	By	/s/ Susan Watts
Susan Watts, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.