Form 10-Q
period 2023-03-31
HCI Group, Inc.
filed 2023-05-10
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on May 1, 2023 was 8,596,673.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $531,899 and $494,197, respectively and allowance for credit losses: $0 and $0, respectively)	$524,756	$483,901
Equity securities, at fair value (cost: $38,575 and $36,272, respectively)	37,415	34,583
Limited partnership investments	24,520	25,702
Investment in unconsolidated joint venture, at equity	—	18
Real estate investments	43,562	71,388
Total investments	630,253	615,592
Cash and cash equivalents	302,025	234,863
Restricted cash	2,987	2,900
Accrued interest and dividends receivable	2,525	1,952
Income taxes receivable	707	2,807
Premiums receivable, net (allowance: $10,054 and $5,362, respectively)	44,966	34,998
Prepaid reinsurance premiums	27,063	66,627
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	36,896	71,594
Unpaid losses and loss adjustment expenses (allowance: $453 and $454, respectively)	559,804	616,765
Deferred policy acquisition costs	46,632	45,522
Property and equipment, net	26,734	17,910
Right-of-use assets - operating leases	1,466	777
Intangible assets, net	7,686	10,578
Funds withheld for assumed business	45,274	48,772
Other assets	36,104	31,671
Total assets	$1,771,122	$1,803,328

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses	$806,308	$863,765
Unearned premiums	387,833	368,047
Advance premiums	25,834	18,587
Reinsurance payable on paid losses and loss adjustment expenses	7,043	8,606
Ceded reinsurance premiums payable	14,123	17,646
Accrued expenses	20,633	14,534
Reinsurance recovered in advance on unpaid losses	—	19,863
Deferred income taxes, net	3,160	1,704
Long-term debt	196,158	211,687
Lease liabilities - operating leases	1,422	721
Other liabilities	35,886	23,361
Total liabilities	1,498,400	1,548,521
Commitments and contingencies (Note 21)
Redeemable noncontrolling interest (Note 18)	92,865	93,553
Equity:
Common stock (no par value, 40,000,000 shares authorized, 8,596,673 and 8,598,682 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	332	—
Retained income	185,028	172,482
Accumulated other comprehensive loss, net of taxes	(5,098)	(9,886)
Total stockholders’ equity	180,262	162,596
Noncontrolling interests	(405)	(1,342)
Total equity	179,857	161,254
Total liabilities, redeemable noncontrolling interest and equity	$1,771,122	$1,803,328

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue
Gross premiums earned	$180,068	$178,925
Premiums ceded	(70,509)	(53,162)
Net premiums earned	109,559	125,763
Net investment income	17,715	2,868
Net realized investment losses	(1,149)	(314)
Net unrealized investment gains (losses)	529	(3,576)
Policy fee income	1,090	1,057
Other	1,285	1,242
Total revenue	129,029	127,040
Expenses
Losses and loss adjustment expenses	60,565	72,704
Policy acquisition and other underwriting expenses	22,720	29,408
General and administrative personnel expenses	13,502	14,034
Interest expense	2,801	601
Other operating expenses	6,305	6,292
Total expenses	105,893	123,039
Income before income taxes	23,136	4,001
Income tax expense	5,343	1,210
Net income	17,793	2,791
Net income attributable to redeemable noncontrolling interest (Note 18)	(2,324)	(2,248)
Net (income) loss attributable to noncontrolling interests	(131)	360
Net income after noncontrolling interests	$15,338	$903
Basic earnings per share	$1.78	$0.09
Diluted earnings per share	$1.54	$0.09

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$17,793	$2,791
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gains (losses) arising during the period	2,415	(4,151)
Reclassification adjustment for net realized losses	738	429
Net change in unrealized gains (losses)	3,153	(3,722)
Deferred income taxes on above change	1,810	938
Total other comprehensive income (loss), net of income taxes	4,963	(2,784)
Comprehensive income	22,756	7
Comprehensive (income) loss attributable to noncontrolling interests	(306)	461
Comprehensive income after noncontrolling interests	$22,450	$468

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended March 31, 2023

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2022	8,598,682	$—	$—	$172,482	$(9,886)	$162,596	$(1,342)	$161,254
Net income	—	—	—	17,488	—	17,488	305	17,793
Net income attributable to redeemable noncontrolling interest	—	—	—	(2,150)	—	(2,150)	(174)	(2,324)
Total other comprehensive income, net of income taxes	—	—	—	—	4,788	4,788	175	4,963
Issuance of restricted stock	6,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,125)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(5,884)	—	(305)	—	—	(305)	—	(305)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	631	631
Common stock dividends ($0.40 per share)	—	—	—	(3,432)	—	(3,432)	—	(3,432)
Stock-based compensation	—	—	1,277	—	—	1,277	—	1,277
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(640)	640	—	—	—	—
Balance at March 31, 2023	8,596,673	$—	$332	$185,028	$(5,098)	$180,262	$(405)	$179,857

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income after noncontrolling interests	$15,338	$903
Net income attributable to noncontrolling interests	2,455	1,888
Net income	17,793	2,791
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,106	4,337
Net accretion of discount on investments in fixed-maturity securities	(1,845)	(3)
Depreciation and amortization	2,230	1,516
Deferred income tax expense (benefit)	3,266	(5,967)
Net realized investment losses	1,149	314
Net unrealized investment (gains) losses	(529)	3,576
Credit loss expense - reinsurance recoverable	(1)	(11)
Loss from unconsolidated joint venture	—	13
Net income from limited partnership interests	(553)	(1,780)
Distributions received from limited partnership interests	303	811
Loss on extinguishment of debt	177	—
Gain on sales of real estate investments	(8,936)	—
Foreign currency remeasurement loss	1	19
Other non-cash items	71	11
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(573)	(321)
Income taxes	2,100	7,145
Premiums receivable, net	(9,968)	28,267
Prepaid reinsurance premiums	39,564	14,794
Reinsurance recoverable	91,660	7,065
Deferred policy acquisition costs	(1,110)	4,025
Funds withheld for assumed business	3,498	(10,352)
Other assets	(5,590)	(3,102)
Losses and loss adjustment expenses	(57,457)	(2,373)
Unearned premiums	19,786	(1,632)
Advance premiums	7,247	10,127
Reinsurance payable on paid losses and loss adjustment expenses	(1,563)	2,640
Reinsurance recovered in advance on unpaid losses	(19,863)	—
Ceded reinsurance premiums payable	(3,523)	1,581
Accrued expenses and other liabilities	19,669	(6,142)
Net cash provided by operating activities	99,109	57,349

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from investing activities:
Investments in limited partnership interests	(170)	—
Return of excess investments in limited partnership interests	—	151
Distributions received from limited partnership interests	1,602	785
Distribution received from unconsolidated joint venture	18	—
Purchase of property and equipment	(1,469)	(1,861)
Purchase of real estate investments	(175)	—
Purchase of intangible assets	—	(3,800)
Purchase of fixed-maturity securities	(160,152)	(122,557)
Purchase of equity securities	(6,472)	(11,486)
Purchase of short-term and other investments	(10)	—
Proceeds from sales of real estate investments	21,746	—
Proceeds from sales of fixed-maturity securities	11,060	9,058
Proceeds from calls, repayments and maturities of fixed-maturity securities	112,497	1,250
Proceeds from sales of equity securities	3,754	18,369
Proceeds from sales, redemptions and maturities of short-term and other investments	14	192
Net cash used in investing activities	(17,757)	(109,899)
Cash flows from financing activities:
Cash dividends paid	(3,432)	(4,123)
Cash dividends received under share repurchase forward contract	—	77
Cash dividends paid to redeemable noncontrolling interest	(3,012)	(2,508)
Repayment of long-term debt	(258)	(249)
Redemption of long-term debt	(6,895)	—
Repurchases of common stock	(305)	(398)
Purchase of noncontrolling interests	(198)	(127)
Net cash used in financing activities	(14,100)	(7,328)
Effect of exchange rate changes on cash	(3)	(25)
Net increase (decrease) in cash, cash equivalents, and restricted cash	67,249	(59,903)
Cash, cash equivalents, and restricted cash at beginning of period	237,763	631,343
Cash, cash equivalents, and restricted cash at end of period	$305,012	$571,440

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35	$32
Cash paid for interest	$739	$727
Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$4,963	$(2,784)
Sale of real estate investments:
Contingent consideration receivable	$125	$—
Long-term debt obligations assumed by the buyer	$8,995	$—
Acquisition of intangibles:
Contingent consideration payable	$—	$1,069

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). Both HCPCI and TypTap are authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida and in other states. The operations of each insurance subsidiary are supported by HCI Group, Inc. and certain HCI subsidiaries. The operations of TypTap are also supported by TypTap Insurance Group, Inc. (“TTIG”), the Company’s majority-owned subsidiary, and certain TTIG subsidiaries. The Company emphasizes the use of internally developed technologies to collect and analyze claims and other supplemental data to assist in the underwriting process and generate savings as well as efficiency for the operations of the insurance subsidiaries. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the business of owning and leasing real estate and operating marina facilities.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2023 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2023. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K, which was filed with the SEC on March 10, 2023.

In preparing the interim unaudited consolidated financial statements, management was required to make certain judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates.

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to reinsurance with retrospective provisions, reinsurance recoverable, deferred income taxes, limited partnership investments, allowance for credit losses, and stock-based compensation expense involve significant judgments and estimates material to the Company’s consolidated financial statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In the case of assumed business, the Company relies entirely on the ceding insurance company to provide information about premiums, losses, and loss adjustment expenses. When the information is not available at the reporting date, the Company will make estimates based on all recent available data. Accordingly, the actual results could differ significantly from those estimates.

All significant intercompany balances and transactions have been eliminated.

Revenue from Claims Processing Services

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the three months ended March 31, 2023 and 2022, revenues from claims processing services were $527 and $1,007, respectively.

Note 3 -- Recent Accounting Pronouncements

Accounting Standards Update No. 2023-01. In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-01 (“ASU 2023-01”) Leases (Topic 842). For public entities, this update amends the required amortization period for leasehold improvements associated with common control leases to be over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the asset through a lease. In addition, if the lessor is sub-leasing the asset while simultaneously leasing the asset from an entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. Once the lessee no longer controls the use of the asset, the asset will be accounted for as a transfer between entities under common control through an adjustment to equity. ASU 2023-01 is effective for the Company beginning with the first quarter of 2024. The Company is evaluating the impact of this update on its financial position.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$302,025	$234,863
Restricted cash	2,987	2,900
Total	$305,012	$237,763

Restricted cash represents funds in the Company’s sole ownership primarily held by certain states to meet regulatory requirements in which the Company’s insurance subsidiaries conduct business and not available for immediate business use. Funds withheld in an account for which the Company is a co-owner but not the named beneficiary are not considered restricted cash and are included in funds withheld for assumed business on the consolidated balance sheets.

In connection with the sale of the retail shopping center investment property in Melbourne, Florida to a non-affiliate as described in Note 5 -- “Investments” under Real Estate Investments, $87 of restricted cash was deposited in escrow in March 2023 with its release contingent on certain post-sale conditions being met.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At March 31, 2023 and December 31, 2022, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of March 31, 2023
U.S. Treasury and U.S. government agencies	$501,700	$—	$421	$(6,495)	$495,626
Corporate bonds	28,312	—	39	(1,094)	27,257
States, municipalities, and political subdivisions	1,393	—	1	(3)	1,391
Exchange-traded debt	494	—	—	(12)	482
Total	$531,899	$—	$461	$(7,604)	$524,756
As of December 31, 2022
U.S. Treasury and U.S. government agencies	$463,648	$—	$59	$(9,105)	$454,602
Corporate bonds	28,378	—	20	(1,205)	27,193
States, municipalities, and political subdivisions	1,389	—	—	(6)	1,383
Exchange-traded debt	683	—	2	(52)	633
Redeemable preferred stock	99	—	—	(9)	90
Total	$494,197	$—	$81	$(10,377)	$483,901

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$357,645	$355,922	$266,170	$265,353
Due after one year through five years	170,850	165,769	223,153	214,307
Due after five years through ten years	2,910	2,583	4,380	3,797
Due after ten years	494	482	494	444
	$531,899	$524,756	$494,197	$483,901

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three months ended March 31, 2023 and 2022 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2023	$11,060	$—	$(738)
Three months ended March 31, 2022	$9,058	$2	$(431)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of March 31, 2023	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(1,993)	$123,661	$(4,502)	$115,681	$(6,495)	$239,342
Corporate bonds	(774)	19,228	(320)	4,146	(1,094)	23,374
States, municipalities, and political subdivisions	(3)	897	—	—	(3)	897
Exchange-traded debt	(12)	482	—	—	(12)	482
Total available-for-sale securities	$(2,782)	$144,268	$(4,822)	$119,827	$(7,604)	$264,095

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(8,701)	$269,116	$(404)	$4,644	$(9,105)	$273,760
Corporate bonds	(909)	23,028	(296)	2,541	(1,205)	25,569
States, municipalities, and political subdivisions	(6)	1,383	—	—	(6)	1,383
Exchange-traded debt	(52)	463	—	—	(52)	463
Redeemable preferred stock	(9)	90	—	—	(9)	90
Total available-for-sale securities	$(9,677)	$294,080	$(700)	$7,185	$(10,377)	$301,265

At March 31, 2023 and December 31, 2022, there were 73 and 84 securities, respectively, in an unrealized loss position.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three months ended March 31, 2023 and 2022.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At March 31, 2023 and December 31, 2022, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
March 31, 2023	$38,575	$2,399	$(3,559)	$37,415
December 31, 2022	$36,272	$2,078	$(3,767)	$34,583

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Three Months Ended
	March 31,
	2023	2022
Net gains (losses) recognized	$114	$(3,542)
Exclude: Net realized (losses) gains recognized for securities sold	(415)	34
Net unrealized gains (losses) recognized	$529	$(3,576)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three months ended March 31, 2023 and 2022 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2023	$3,754	$17	$(432)
Three months ended March 31, 2022	$18,369	$1,420	$(1,386)

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

	March 31, 2023			December 31, 2022
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$4,062	$—	15.37	$4,146	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	2,326	—	1.27	2,528	—	1.66
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	4,477	—	0.18	5,319	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	3,258	—	0.56	3,470	—	0.56
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	7,581	2,982	1.32	7,457	3,125	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	2,816	2,519	0.85	2,782	2,536	0.98
Total	$24,520	$5,501		$25,702	$5,661

(a)
Represents the Company’s percentage investment in the fund at each balance sheet date.
(b)
Except under certain circumstances, withdrawals from the funds or any assignments are not permitted. Distributions, except income from late admission of a new limited partner, will be received when underlying investments of the funds are liquidated.
(c)
The term is expected to be two years following the maturity of the fund’s outstanding leverage. Although the capital commitment period has expired, follow-on investments and pending commitments may require additional fundings.
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

	Three Months Ended
	March 31,
	2023	2022
Operating results:
Total income	$182,360	$336,828
Total expenses	(2,257)	(49,317)
Net income	$180,103	$287,511

	March 31,	December 31,
	2023	2022
Balance sheet:
Total assets	$5,228,330	$5,119,695
Total liabilities	$397,463	$430,354

For the three months ended March 31, 2023 and 2022, the Company recognized net investment income from limited partnerships of $553 and $1,780, respectively. Included in net investment income for the three months ended March 31, 2023 was an estimated favorable change in net asset value of $124. During the three months ended March 31, 2023 and 2022, the Company received total cash distributions of $1,905 and $1,596, respectively, including returns on investment of $303 and $811, respectively.

At March 31, 2023 and December 31, 2022, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $23,546 and $24,978, respectively, and the Company’s maximum exposure to loss aggregated $24,520 and $25,702, respectively.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, had an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. In January 2023, the Company received the final distribution of $18 from FMKT Mel JV, the unconsolidated joint venture that the Company had a 90% equity interest in, which was liquidated on December 31, 2022 following the sale of its last remaining outparcel in June 2022.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

e) Real Estate Investments

Real estate investments consist of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Land	$29,471	$38,327
Land improvements	4,387	12,138
Buildings and building improvements	12,544	29,410
Tenant and leasehold improvements	1,270	1,742
Other	1,593	1,649
Total, at cost	49,265	83,266
Less: accumulated depreciation and amortization	(5,703)	(11,878)
Real estate investments	$43,562	$71,388

Since January 1, 2023, a Tampa office building property that was previously leased to an unaffiliated company has been used in operations by the Company and serves as TTIG’s corporate headquarters. As a result, in January 2023, $8,135 was reclassified out of real estate investments to property and equipment, net on the consolidated balance sheet.

On March 31, 2023, the Company closed on its agreement to sell the retail shopping center investment property in Melbourne, Florida to a non-affiliate for a price of $18,500, and also closed on its agreement to sell the retail shopping center investment property in Sorrento, Florida to a non-affiliate for a price of $13,418. See additional information under f) Net Investment Income below. Depreciation and amortization expense related to real estate investments was $453 and $506 for the three months ended March 31, 2023 and 2022, respectively.

f) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended
	March 31,
	2023	2022
Available-for-sale fixed-maturity securities	$4,035	$448
Equity securities	296	287
Investment expense	(129)	(134)
Limited partnership investments	553	1,780
Real estate investments	9,293	347
Loss from unconsolidated joint venture	—	(13)
Cash and cash equivalents	3,667	153
Net investment income	$17,715	$2,868

For the three months ended March 31, 2023, income from real estate investments included a net realized gain of $6,476 resulting from the sale of the retail shopping center investment property in Melbourne, Florida in March 2023 for a price of $18,500, and also included a net realized gain of $2,460 resulting from the sale of the retail shopping center investment property in Sorrento, Florida in March 2023 for a price of $13,418.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

g) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the three months ended March 31, 2023 and 2022, net realized gains related to other investments were $4 and $81, respectively.
Note 6 -- Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of available-for-sale fixed-maturity securities carried at fair value and changes to any credit losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains (losses)	$2,415	$(1,997)	$4,412	$(4,151)	$(1,047)	$(3,104)
Reclassification adjustment for net realized losses	738	187	551	429	109	320
Total other comprehensive income (loss)	$3,153	$(1,810)	$4,963	$(3,722)	$(938)	$(2,784)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Restricted Cash

Restricted cash represents cash held by state authorities or deposited in escrow. Its carrying value approximates fair value.

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

Revolving Credit Facility

From time to time, the Company has an amount outstanding under a revolving credit facility. The interest rate is variable and is periodically adjusted based on the Secured Overnight Financing Rate (“SOFR”) plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio. As a result, carrying value, when outstanding, approximates fair value.

Long-Term Debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
4.75% Convertible Senior Notes	2042	Quoted price
4.25% Convertible Senior Notes	2037	Quoted price
3.90% Promissory Note	*	Discounted cash flow method/Level 3 inputs
3.75% Callable Promissory Note	*	Discounted cash flow method/Level 3 inputs
4.55% Promissory Note	2036	Discounted cash flow method/Level 3 inputs

*	Debt derecognized in March 2023. See Note 11 -- “Long-Term Debt” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2023
Financial Assets:
Cash and cash equivalents	$302,025	$—	$—	$302,025
Restricted cash	$2,987	$—	$—	$2,987
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$487,750	$7,876	$—	$495,626
Corporate bonds	27,257	—	—	27,257
State, municipalities, and political subdivisions	—	1,391	—	1,391
Exchange-traded debt	482	—	—	482
Total available-for-sale securities	$515,489	$9,267	$—	$524,756
Equity securities	$37,415	$—	$—	$37,415

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022
Financial Assets:
Cash and cash equivalents	$234,863	$—	$—	$234,863
Restricted cash	$2,900	$—	$—	$2,900
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$446,233	$8,369	$—	$454,602
Corporate bonds	27,193	—	—	27,193
State, municipalities, and political subdivisions	—	1,383	—	1,383
Exchange-traded debt	633	—	—	633
Redeemable preferred stock	90	—	—	90
Total available-for-sale securities	$474,149	$9,752	$—	$483,901
Equity securities	$34,583	$—	$—	$34,583

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of March 31, 2023 and December 31, 2022:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of March 31, 2023
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$167,396	$—	$157,805	$—	$157,805
4.25% Convertible Senior Notes	23,916	—	22,089	—	22,089
4.55% Promissory Note	4,836	—	—	4,617	4,617
Total long-term debt	$196,148	$—	$179,894	$4,617	$184,511

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2022
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$167,126	$—	$133,167	$—	$133,167
4.25% Convertible Senior Notes	23,916	—	19,473	—	19,473
3.90% Promissory Note	8,943	—	—	8,152	8,152
3.75% Callable Promissory Note	6,789	—	—	6,171	6,171
4.55% Promissory Note	4,900	—	—	4,642	4,642
Total long-term debt	$211,674	$—	$152,640	$18,965	$171,605

Note 8 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	March 31,	December 31,
	2023	2022
Anchor tenant relationships (a)	$—	$1,761
In-place leases	410	3,579
Policy renewal rights	10,100	10,100
Non-compete agreements (b)	314	314
Total, at cost	10,824	15,754
Less: accumulated amortization	(3,138)	(5,176)
Intangible assets, net	$7,686	$10,578

(a)
An anchor tenant is a tenant that attracts more customers than other tenants.
(b)
Fully amortized.

The remaining weighted-average amortization periods for the intangible assets as of March 31, 2023 are summarized in the table below:

In-place leases	12.1 years
Policy renewal rights	3.1 years

In connection with the sales of the retail shopping center investment properties in Melbourne, Florida and Sorrento, Florida as described in Note 5 -- “Investments” under Real Estate Investments, the Company derecognized $2,200 of intangible assets, net on March 31, 2023.

At March 31, 2023 and December 31, 2022, contingent liabilities related to renewal rights intangible assets were $371 and are included in other liabilities on the consolidated balance sheets.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Other Assets

The following table summarizes the Company’s other assets:

	March 31,	December 31,
	2023	2022
Benefits receivable related to retrospective reinsurance contract	$23,310	$16,317
Reimbursement and fees receivable under TPA service	5,339	7,303
Prepaid expenses	2,394	2,826
Deposits	709	491
Lease acquisition costs, net	696	832
Other	3,656	3,902
Total other assets	$36,104	$31,671

Management reviewed the collectability of the reimbursement and fees receivable under third-party administrator (“TPA”) service as of March 31, 2023 and, considering the net balance due to the counterparty as well as the balance of funds withheld for assumed business as of March 31, 2023, determined that an allowance for credit losses is not necessary for the reimbursement and fees receivable under TPA service.

Note 10 -- Revolving Credit Facility

At March 31, 2023, the Company had no borrowings outstanding under the credit facility. For the three months ended March 31, 2023 and 2022, interest expense was $25 and $89, respectively, including $25 and $25 of amortization of issuance costs, respectively. At March 31, 2023, the Company was in compliance with all required covenants and had available borrowing capacity of $50,000.

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	March 31,	December 31,
	2023	2022
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$172,500
4.25% Convertible Senior Notes, due March 1, 2037	23,916	23,916
3.90% Promissory Note, due through April 1, 2032	—	9,072
3.75% Callable Promissory Note, due through September 1, 2036	—	6,871
4.55% Promissory Note, due through August 1, 2036	4,902	4,968
Finance lease liabilities, due through October 15, 2024	10	13
Total principal amount	201,328	217,340
Less: unamortized issuance costs	(5,170)	(5,653)
Total long-term debt	$196,158	$211,687

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of March 31, 2023, which takes into consideration the assumption that the 4.75% Convertible Senior Notes and 4.25% Convertible Senior Notes are repurchased at their respective next earliest call dates:

Due in 12 months following March 31,
2023	$280
2024	285
2025	297
2026	24,227
2027	172,826
Thereafter	3,413
Total	$201,328

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended
	March 31,
	2023	2022
Interest Expense:
Contractual interest	$2,497	$472
Non-cash expense (a)	279	40
Total	$2,776	$512

(a)
Includes amortization of debt issuance costs.

4.25% Convertible Senior Notes

The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Senior Notes. Accordingly, as of March 31, 2023, the conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.5486 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.43 per share.

There were no unamortized debt issuance costs for the 4.25% Convertible Senior Notes at March 31, 2023.

4.75% Convertible Senior Notes

The conversion rate of the 4.75% Convertible Senior Notes is currently 12.4166 shares of common stock for each $1 in principal amount, which is the equivalent of approximately $80.54 per share.

The effective interest rate for the 4.75% Convertible Senior Notes, taking into account both cash and non-cash components, approximates 5.6%. Had a 20-year term been used for the amortization of the issuance costs of the 4.75% Convertible Senior Notes, the annual effective interest rate charged to earnings would have decreased to approximately 5.0%. As of March 31, 2023, the remaining amortization period of the debt issuance costs was expected to be 4.2 years for the 4.75% Convertible Senior Notes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

3.90% Promissory Note

On March 31, 2023, in conjunction with the sale of the retail shopping center investment property in Melbourne, Florida for a price of $18,500, the buyer assumed the 3.90% Promissory Note from the Company which consisted of the $8,979 principal balance plus $16 of accrued interest at March 31, 2023.

3.75% Callable Promissory Note

On March 31, 2023, the Company made an early repayment of the entirety of its 3.75% Callable Promissory Note which included $6,775 of principal balance plus $22 of accrued interest. As a result, the Company incurred a $177 loss on extinguishment of debt. The note was collateralized by the retail shopping center investment property in Sorrento, Florida which was sold as described in Note 5 -- “Investments” under Real Estate Investments.

Note 12 -- Reinsurance

Reinsurance obtained from other insurance companies

The Company cedes a portion of its homeowners’ insurance exposure to other entities under catastrophe excess of loss reinsurance contracts and a portion of its flood insurance exposure under one quota share reinsurance agreement. Ceded premiums under most catastrophe excess of loss reinsurance contracts are subject to revision resulting from subsequent adjustments in total insured value. Under the terms of the quota share reinsurance agreement, the Company is entitled to a 30% ceding commission on ceded premiums written and a profit commission equal to 10% of net profit. On January 12, 2023, HCPCI and TypTap received approval from the Florida Office of Insurance Regulation (“FLOIR”) to discontinue flood insurance policies written in Florida with policy cancellation effective dates no later than May 31, 2023. The reason for discontinuation is primarily attributable to the increased costs and reduced availability of flood reinsurance. The discontinuation will not have a material impact to the Company’s results of operations.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended
	March 31,
	2023	2022
Premiums Written:
Direct	$207,423	$171,981
Assumed	(7,569)	5,313
Gross written	199,854	177,294
Ceded	(70,509)	(53,162)
Net premiums written	$129,345	$124,132
Premiums Earned:
Direct	$172,905	$148,846
Assumed	7,163	30,079
Gross earned	180,068	178,925
Ceded	(70,509)	(53,162)
Net premiums earned	$109,559	$125,763

During the three months ended March 31, 2023 and 2022, the Company recognized ceded losses of $2,751 and $870, respectively, as reductions in losses and loss adjustment expenses. At March 31, 2023 and December 31, 2022, there were 45 reinsurers participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at March 31, 2023 and December 31, 2022 were $596,700 and $688,359, respectively. Approximately 60.6% of the reinsurance recoverable balance at March 31, 2023 was receivable from six reinsurers, one of which was the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $1 and $11 for the three months ended March 31, 2023 and 2022, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $453 and $454 at March 31, 2023 and December 31, 2022, respectively.

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. Prior to June 1, 2022, there were two reinsurance contracts with retrospective provisions. For the three months ended March 31, 2023 and 2022, the Company recognized reductions in premiums ceded of $6,993 and $1,484, respectively, related to these adjustments in the consolidated statements of income. See Note 21 -- “Commitments and Contingencies” for additional information.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At March 31, 2023 and December 31, 2022, other assets included $23,310 and $16,317, respectively, of amounts receivable pursuant to retrospective provisions. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer with a good credit rating and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Reinsurance provided to other insurance companies

In 2022, the Company provided quota share reinsurance on all policies issued by United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”), in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”) and the states of Georgia, North Carolina, and South Carolina (collectively “Southeast Region”). These policies were renewed and/or replaced by the Company. As of the financial reporting date, there was no reinsurance provided to United by the Company. However, additional losses may be incurred pertaining to the previous coverage periods of the quota share reinsurance agreements.

For the three months ended March 31, 2023, assumed premiums written related to the Northeast Region’s insurance policies were $0, whereas for the three months ended March 31, 2022, $6,849 of assumed premiums written related to the Northeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in New Jersey. At March 31, 2023, the Company had a net balance of $1,207 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $626 and ceding commission payable of $581. At December 31, 2022, the Company had a net balance of $1,581 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $1,000 and ceding commission payable of $581. Effective December 30, 2022, the Company’s quota share reinsurance agreement to provide 100% reinsurance on United’s policies in the Northeast Region was commuted.

For the three months ended March 31, 2023, $7,569 of assumed premiums written related to the Southeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in the Southeast Region, whereas for the three months ended March 31, 2022 assumed premiums written related to the Southeast Region’s insurance policies were $12,162. At March 31, 2023, the Company had a net balance of $14,402 due to United related to the Southeast Region, consisting of premiums payable of $9,506 and payable on paid losses and loss adjustment expenses of $6,417, offset by ceding commission receivable of $1,521. At December 31, 2022, the Company had a net balance of $7,521 due to United related to the Southeast Region, consisting of payable on paid losses and loss adjustment expenses of $7,606 and ceding commission payable of $16, offset by premiums receivable of $101.

On February 27, 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency. At March 31, 2023, the Company had a net amount due to United of $10,270 and funds withheld for assumed business in trust accounts totaling $45,274 for the benefit of policies assumed from United. As of March 31, 2023, the Company no longer provided TPA services to United. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

At March 31, 2023 and December 31, 2022, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $45,274 and $48,772, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) is determined on an individual case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claims development and losses incurred but not reported.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended
	March 31,
	2023	2022
Net balance, beginning of period*	$246,546	$172,410
Incurred, net of reinsurance, related to:
Current period	56,698	70,076
Prior periods	3,867	2,628
Total incurred, net of reinsurance	60,565	72,704
Paid, net of reinsurance, related to:
Current period	(11,110)	(18,796)
Prior periods	(49,950)	(46,481)
Total paid, net of reinsurance	(61,060)	(65,277)
Net balance, end of period	246,051	179,837
Add: reinsurance recoverable before allowance for credit losses	560,257	54,955
Gross balance, end of period	$806,308	$234,792

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended March 31, 2023, the Company recognized losses related to prior periods of $3,867 primarily to increase reserves in response to litigation and claim severity. Losses and LAE for the three months ended March 31, 2023 included net estimated losses of approximately $21,635 related to United policies assumed, renewed and/or replaced. Lower losses and LAE for the three months ended March 31, 2023 resulted from a decrease in claims and litigation related to Florida policies.

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

For the three months ended March 31, 2023 and 2022, revenues from the HCPCI insurance operations segment before intracompany elimination represented 61.2% and 69.8%, respectively, and revenues from the TypTap Group segment represented 36.5% and 28.3%, respectively, of total revenues of all operating segments. At March 31, 2023 and December 31, 2022, HCPCI insurance operations’ total assets represented 52.5% and 53.4%, respectively, and TypTap Group’s total assets represented 39.0% and 37.9%, respectively, of the combined assets of all operating segments.

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

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended March 31, 2023	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$96,991	$87,612	$—	$—	$(4,535)	$180,068
Premiums ceded	(40,195)	(34,823)	—	—	4,509	(70,509)
Net premiums earned	56,796	52,789	—	—	(26)	109,559
Net income from investment portfolio	2,954	3,379	—	1,900	8,862	17,095
Gain from sales of real estate investments	—	—	8,936	—	(8,936)	—
Policy fee income	563	527	—	—	—	1,090
Other	4,653	1,643	2,923	595	(8,529)	1,285
Total revenue	64,966	58,338	11,859	2,495	(8,629)	129,029
Expenses:
Losses and loss adjustment expenses	28,782	33,056	—	—	(1,273)	60,565
Amortization of deferred policy acquisition costs	9,621	11,863	—	—	—	21,484
Other policy acquisition expenses	655	611	—	—	(30)	1,236
Stock-based compensation expense	496	829	—	781	—	2,106
Interest expense	—	431	203	2,598	(431)	2,801
Depreciation and amortization	139	956	627	202	(537)	1,387
Loss on extinguishment of debt	—	—	177	—	(177)	—
Personnel and other operating expenses	9,919	9,433	1,554	1,589	(6,181)	16,314
Total expenses	49,612	57,179	2,561	5,170	(8,629)	105,893
Income (loss) before income taxes	$15,354	$1,159	$9,298	$(2,675)	$—	$23,136
Total revenue from non-affiliates (d)	$56,929	$61,286	$11,051	$1,926
Gross premiums written	$85,153	$114,701

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $92,456 from HCPCI and $4,535 from a reinsurance company.
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
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $118,303 from HCPCI and $1,002 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	March 31,	December 31,
	2023	2022
Segments:
HCPCI Insurance Operations	$880,107	$912,233
TypTap Group	719,774	704,429
Real Estate Operations	119,646	126,001
Corporate and Other	150,118	159,378
Consolidation and Elimination	(98,523)	(98,713)
Total assets	$1,771,122	$1,803,328

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	March 31,	December 31,
	2023	2022
Operating leases:
ROU assets	$1,466	$777
Liabilities	$1,422	$721
Finance leases:
ROU assets	$80	$80
Liabilities	$10	$13

The Company entered into a new lease effective March 2023 for its office space in Plantation, Florida which relates to its claims related administration. The new lease has an initial term of 5.25 years.

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	1 month	Yes	(a)
Office space	3 to 9 years	Yes	(a), (b)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(c)

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.
(c)
There is a bargain purchase option.

As of March 31, 2023, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following March 31,
2023	$258	$9
2024	255	1
2025	264	—
2026	274	—
2027	315	—
Thereafter	336	—
Total lease payments	1,702	10
Less: interest	280	—
Total lease obligations	$1,422	$10

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended
	March 31,
	2023	2022
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$4	$5
Operating lease costs*	52	374
Short-term lease costs*	93	110
Total lease costs	$149	$489
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$44	$372
Financing cash flows – finance leases	$4	$5

	March 31,
	2023
Weighted-average remaining lease term:
Finance leases (in years)	0.9
Operating leases (in years)	6.4
Weighted-average discount rate:
Finance leases (%)	3.3%
Operating leases (%)	5.9%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Retail space	3 to 15 years	Yes	(d)
Boat docks/wet slips	1 to 12 months	Yes	(d)

(d)
There are no purchase options.

Note 16 -- Income Taxes

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2022, management concluded that it was more likely than not that the deferred tax assets would not be realized and therefore recorded a valuation allowance. The Company evaluates the realizability of its deferred tax assets each quarter, and as of March 31, 2023, based on all of the available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized and therefore is releasing the entire valuation allowance in 2023, as a part of the effective tax rate. During the first quarter of 2023, approximately $890 of valuation allowance was released through income tax expense.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During the three months ended March 31, 2023 and 2022, the Company recorded approximately $5,343 and $1,210, respectively, of income tax expense, which resulted in effective tax rates of 23.1% and 30.2%, respectively. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the release of valuation allowance established in 2022 during the first quarter of 2023 and the decrease in non-deductible compensation expense. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$17,793			$2,791
Less: Net income attributable to redeemable noncontrolling interest	(2,324)			(2,248)
Less: TypTap Group’s net (income) loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	(131)			360
Net income attributable to HCI	15,338			903
Less: Income attributable to participating securities	(564)			(52)
Basic Earnings Per Share:
Income allocated to common stockholders	14,774	8,278	$1.78	851	9,479	$0.09
Effect of Dilutive Securities: *
Stock options	—	45		—	135
Convertible senior notes	1,921	2,537		—	—
Warrants	—	—		—	153
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$16,695	10,860	$1.54	$851	9,767	$0.09

(a)
Shares in thousands.

* For the three months ended March 31, 2023, warrants were excluded due to anti-dilutive effect. For the three months ended March 31, 2022, convertible senior notes were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 18 -- Redeemable Noncontrolling Interest

The following table summarizes the activity of redeemable noncontrolling interest during the three months ended March 31, 2023 and 2022:

	2023	2022
Balance at January 1	$93,553	$89,955
Increase (decrease):
Accrued cash dividends	1,637	1,342
Accretion - increasing dividend rates	687	906
Dividends paid	(3,012)	(2,508)
Balance at March 31	$92,865	$89,695

For the three months ended March 31, 2023 and 2022, net income attributable to redeemable noncontrolling interest was $2,324 and $2,248, respectively, consisting of accrued cash dividends of $1,637 and $1,342, respectively, and accretion related to increasing dividend rates of $687 and $906, respectively.

Note 19 -- Equity

Stockholders’ Equity

Common Stock

The Company’s 2022 stock repurchase plan was considered expired and there was no new stock repurchase plan approved by the Board of Directors during the first quarter of 2023.

In March 2022, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees during 2022. During the three months ended March 31, 2022, there were no shares repurchased by the Company under the 2022 stock repurchase plan.

On January 11, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on March 17, 2023 to stockholders of record on February 17, 2023.

Warrants

At March 31, 2023, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock at an exercise price of $54.40. The warrants expire on February 26, 2025.

Noncontrolling Interests

At March 31, 2023, there were 81,016,355 shares of TTIG’s common stock outstanding, of which 6,016,355 shares were not owned by HCI.

During the three months ended March 31, 2023 and 2022, TTIG repurchased and retired a total of 34,108 and 21,744 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the three months ended March 31, 2023 and 2022 was $198 and $127, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 20 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At March 31, 2023, there were 1,112,330 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three months ended March 31, 2023 and 2022 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2023	440,000	$45.25	5.6 years	$—
Outstanding at March 31, 2023	440,000	$45.25	5.3 years	$3,146
Exercisable at March 31, 2023	412,500	$45.07	5.2 years	$3,031

Outstanding at January 1, 2022	440,000	$45.25	6.6 years	$18,119
Outstanding at March 31, 2022	440,000	$45.25	6.3 years	$10,494
Exercisable at March 31, 2022	357,500	$44.23	6.0 years	$8,891

There were no options exercised during the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, the Company recognized $90 and $184, respectively, of compensation expense related to stock options which is included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $0 for the three months ended March 31, 2023 and 2022. At March 31, 2023 and December 31, 2022, there was $246 and $336, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 10 months.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees, and non-employee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance, and market-based conditions. The determination of fair value with respect to the awards containing only service-based conditions is based on the market value of the Company’s common stock on the grant date. For awards with market-based conditions, the fair value is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2023 and 2022 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2023	342,459	$39.86
Granted	6,000	$51.76
Vested	(40,352)	$54.83
Forfeited	(2,125)	$40.33
Nonvested at March 31, 2023	305,982	$38.11

Nonvested at January 1, 2022	679,997	$39.72
Granted	4,000	$70.58
Vested	(50,667)	$50.68
Forfeited	(3,265)	$45.85
Nonvested at March 31, 2022	630,065	$39.00

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,187 and $3,268 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, there was approximately $7,086 and $8,048, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.0 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
Deferred tax benefits recognized	$263	$652
Tax benefits realized for restricted stock and paid dividends	$299	$402
Fair value of vested restricted stock	$2,213	$2,568

Subsidiary Equity Plan

For the three months ended March 31, 2023 and 2022, TypTap Group recognized compensation expense related to its stock-based awards of $829 and $885, respectively. At March 31, 2023 and December 31, 2022, there was $6,999 and $7,876, respectively, of unrecognized compensation expense related to nonvested restricted stock and stock options.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 21 -- Commitments and Contingencies

Obligations under One Multi-Year Reinsurance Contract

As of March 31, 2023, the Company has a contractual obligation related to one multi-year reinsurance contract entered into effective June 1, 2022. The contract may be cancelled only with the other party’s consent or when its experience account is positive at the end of each contract year. The table below presents the future minimum aggregate premium amounts payable to the reinsurer.

Due in 12 months following March 31,
2023	$91,350
2024	91,350
Total	$182,700

Capital Commitments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At March 31, 2023, there was an aggregate unfunded balance of $5,501.

FIGA Assessments

During 2022, the FLOIR approved assessments for the Florida Insurance Guaranty Association (“FIGA”) in order to secure funds for the payment of covered claims relating to the liquidation of three insurance companies. The FIGA assessments are levied on collected premiums of all covered lines of business except auto insurance. The surcharges, which are collectible from a policyholder, are assessed on new and renewal policies with specified effective dates.

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of March 31, 2023, the FIGA assessments payable by the Company were $3,205.

Note 22 -- Subsequent Events

On April 10, 2023, the FLOIR approved an assessment for FIGA in order to secure funds for the payment of covered claims relating to the liquidation of one insurance company. The FIGA assessment will be levied at 1% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, will be assessed on new and renewal policies with effective dates beginning October 1, 2023 through September 30, 2024 and continuing until the end of the assessment year in which the Series 2023A Bonds issued by the Florida Insurance Assistance Interlocal Agency have been paid in full.

On April 14, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 16, 2023 to stockholders of record on May 19, 2023.

On April 19, 2023, the Company incorporated a new property and casualty insurance subsidiary, Tailrow Insurance Company (“Tailrow”), in the State of Florida. Tailrow currently has no operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based InsurTech company with operations in property and casualty insurance, information technology services, insurance management, real estate and reinsurance. We manage our operations in the following organizational segments, based on managerial emphasis and evaluation of financial and operating performances:

a)
HCPCI Insurance Operations
▪
Property and casualty insurance
▪
Reinsurance and other auxiliary operations
b)
TypTap Group
▪
Property and casualty insurance
▪
Information technology
c)
Real Estate Operations
d)
Other Operations
▪
Holding company operations

For the three months ended March 31, 2023 and 2022, revenues from HCPCI insurance operations before intracompany elimination represented 61.2% and 69.8%, respectively, and revenues from TypTap Group represented 36.5% and 28.3%, respectively, of total revenues of all operating segments. At March 31, 2023 and December 31, 2022, HCPCI insurance operations’ total assets represented 52.5% and 53.4%, respectively, and TypTap Group’s total assets represented 39.0% and 37.9%, respectively, of the combined assets of all operating segments. See Note 14 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Due to the reduced availability and affordability of flood reinsurance coverage, HCPCI will cease to offer flood insurance policies in 2023. Gross premiums earned from such policies comprised less than 1% of total HCPCI gross premiums earned during 2022.

Reinsurance and other auxiliary operations

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”). We selectively retain risk in Claddaugh, reducing the cost of third-party reinsurance. Claddaugh fully collateralizes its exposure to HCPCI and TypTap by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts, however Claddaugh did not enter into any retrocession contracts for the 2022-2023 treaty year. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations also include claim adjusting and processing services.

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

Property and Casualty Insurance

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium since 2016. TypTap’s policies in force have increased from 6,721 in January 2018 to 102,839 at March 31, 2023. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently. As of April 28, 2023, TypTap has been approved to offer homeowners coverage in 29 states outside of Florida.

TypTap is also phasing out its flood insurance products during 2023 due to the reduced availability and affordability of flood reinsurance coverage. Gross premiums earned from such policies comprised less than 5% of total TypTap gross premiums earned during 2022.

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

Real Estate Operations

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations. Properties used in operations consist of two Tampa office buildings and an insurance operations site in Ocala, Florida. Our investment properties include retail shopping centers, two marinas, and undeveloped land near TTIG’s headquarters in Tampa, Florida.

In March 2023, we finalized the sales of two retail shopping center investment properties in Melbourne and Sorrento, Florida. See Real Estate Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Recent Events

On April 14, 2023, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 16, 2023 to stockholders of record on May 19, 2023.

On April 19, 2023, we incorporated a new property and casualty insurance subsidiary, Tailrow Insurance Company (“Tailrow”), in the State of Florida. Tailrow currently has no operations.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Revenue
Gross premiums earned	$180,068	$178,925
Premiums ceded	(70,509)	(53,162)
Net premiums earned	109,559	125,763
Net investment income	17,715	2,868
Net realized investment losses	(1,149)	(314)
Net unrealized investment gains (losses)	529	(3,576)
Policy fee income	1,090	1,057
Other income	1,285	1,242
Total revenue	129,029	127,040
Expenses
Losses and loss adjustment expenses	60,565	72,704
Policy acquisition and other underwriting expenses	22,720	29,408
General and administrative personnel expenses	13,502	14,034
Interest expense	2,801	601
Other operating expenses	6,305	6,292
Total expenses	105,893	123,039
Income before income taxes	23,136	4,001
Income tax expense	5,343	1,210
Net income	17,793	2,791
Net income attributable to noncontrolling interests	(2,455)	(1,888)
Net income after noncontrolling interests	$15,338	$903
Ratios to Net Premiums Earned:
Loss Ratio	55.28%	57.81%
Expense Ratio	41.37%	40.02%
Combined Ratio	96.65%	97.83%
Ratios to Gross Premiums Earned:
Loss Ratio	33.63%	40.63%
Expense Ratio	25.17%	28.14%
Combined Ratio	58.80%	68.77%
Earnings Per Share Data:
Basic	$1.78	$0.09
Diluted	$1.54	$0.09

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Our results of operations for the three months ended March 31, 2023 reflect net income of approximately $17,793,000 or $1.54 diluted earnings per share, compared with approximately $2,791,000 or $0.09 diluted earnings per share, for the three months ended March 31, 2022. The quarter-over-quarter increase was primarily due to an $18,117,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses), a $12,139,000 decrease in losses and loss adjustment expenses, and a $6,688,000 decrease in policy acquisition and other underwriting expenses, offset by a $17,347,000 increase in premiums ceded and a $2,200,000 increase in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended March 31, 2023 and 2022 were approximately $180,068,000 and $178,925,000, respectively. The $1,143,000 increase was primarily attributable to the effect of premium rate increases, offset by a reduction in the number of policies in force. Gross premiums earned from the United insurance policies assumed were $7,163,000 for the three months ended March 31, 2023 compared with $30,079,000 for the three months ended March 31, 2022. HCPCI gross premiums earned were $92,456,000 for the three months ended March 31, 2023 compared with $118,303,000 for the three months ended March 31, 2022. TypTap’s gross premiums earned were $87,612,000 compared with $60,622,000 for the same comparative period in 2022.

Premiums Ceded for the three months ended March 31, 2023 and 2022 were approximately $70,509,000 and $53,162,000, respectively, representing 39.2% and 29.7%, respectively, of gross premiums earned. The $17,347,000 increase was primarily attributable to higher reinsurance costs effective June 1, 2022 and an increased overall reinsurance coverage amount as a result of premium growth and expansion, offset by a net reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance contracts.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance contracts. For the three months ended March 31, 2023, premiums ceded included a decrease of $6,993,000 related to retrospective provisions compared with a decrease of $1,484,000 for the three months ended March 31, 2022. See “Economic Impact of Reinsurance Contract with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended March 31, 2023 and 2022 totaled approximately $129,345,000 and $124,132,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2023 primarily resulted from the growth in TypTap’s business, offset by an increase in premiums ceded to reinsurers as described above. We had approximately 216,300 policies in force at March 31, 2023 (direct and assumed) as compared with approximately 283,900 policies in force at March 31, 2022.

Net Premiums Earned for the three months ended March 31, 2023 and 2022 were approximately $109,559,000 and $125,763,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net Premiums Written	$129,345	$124,132
(Increase) Decrease in Unearned Premiums	(19,786)	1,631
Net Premiums Earned	$109,559	$125,763

Net Investment Income for the three months ended March 31, 2023 and 2022 was approximately $17,715,000 and $2,868,000, respectively. The $14,847,000 increase was attributable to an $8,946,000 increase in income from real estate investments, a $3,587,000 increase in income from available-for-sale fixed-maturity securities and a $3,514,000 increase in interest income from cash and cash equivalents. See Net Investment Income under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Losses for the three months ended March 31, 2023 and 2022 were approximately $1,149,000 and $314,000, respectively. The $835,000 increase was primarily attributable to net realized losses of approximately $1,153,000 from sales of fixed-maturity and equity securities during the three months ended March 31, 2023 compared with net realized losses of approximately $395,000 from sales of these securities during the corresponding period in 2022.

Net Unrealized Investment Gains for the three months ended March 31, 2023 were approximately $529,000 compared with approximately $3,576,000 of net unrealized investment losses for the three months ended March 31, 2022. The increase was primarily attributable to an overall improvement in the equity market compared with the three months ended March 31, 2022.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $60,565,000 and $72,704,000 for the three months ended March 31, 2023 and 2022, respectively. The losses and loss adjustment expenses of HCPCI Insurance Operations were $28,782,000 and $43,995,000 for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily attributable to the lower number of Florida and non-Florida policies as well as fewer claims and less litigation related to Florida policies as compared with the first quarter of 2022. Losses and loss adjustment expenses for TypTap were $33,056,000 compared with $28,988,000 for the same comparative period. The increase was attributable to an increase in the number of non-Florida policies, offset by a positive effect resulting from a decrease in the amount of claims and litigation related to Florida policies when compared with the first quarter of 2022. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2023 and 2022 were approximately $22,720,000 and $29,408,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, catastrophe allowance paid to United, and premium taxes. Policy acquisition expenses for HCPCI Insurance Operations were $10,276,000 for the three months ended March 31, 2023 compared with $19,765,000 for the three months ended March 31, 2022. The decrease in amortized costs was primarily due to a reduction of policies in force. TypTap Group policy acquisition expenses were $12,474,000 compared with $9,705,000 for the same comparative period, with the increase in amortized costs attributable to the growth of TypTap’s non-Florida policies, offset by lower policy acquisition costs in Florida resulting from lower commissions and a higher mix of renewal versus new business in Florida.

General and Administrative Personnel Expenses for the three months ended March 31, 2023 and 2022 were approximately $13,502,000 and $14,034,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period decrease of $532,000 was primarily attributable to a decrease in stock-based compensation expense, offset by an increase in the headcount of temporary and full-time employees and merit increases for non-executive employees effective in late February 2023.

Interest Expense for the three months ended March 31, 2023 and 2022 was approximately $2,801,000 and $601,000, respectively. The increase primarily resulted from interest expense related to our 4.75% Convertible Senior Notes issued in May 2022.

Income Tax Expense for the three months ended March 31, 2023 and 2022 was approximately $5,343,000 and $1,210,000, respectively, for state, federal, and foreign income taxes resulting in effective tax rates of 23.1% and 30.2%, respectively. The decrease in the effective tax rate was primarily attributable to the release of valuation allowance established in 2022 during the first quarter of 2023 and the decrease in non-deductible compensation expense.

Ratios:

The loss ratio applicable to the three months ended March 31, 2023 (losses and loss adjustment expenses incurred related to net premiums earned) was 55.3% compared with 57.8% for the three months ended March 31, 2022. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses due to fewer claims and less litigation related to Florida policies as compared to the first quarter of 2022.

The expense ratio applicable to the three months ended March 31, 2023 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 41.4% compared with 40.0% for the three months ended March 31, 2022. The increase in our expense ratio was primarily attributable to the increase in reinsurance costs and the increase in interest expense, offset in part by the decrease in policy acquisition and other underwriting expenses.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2023 was 96.7% compared with 97.8% for the three months ended March 31, 2022. The decrease in 2023 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended March 31, 2023 was 58.8% compared with 68.8% for the three months ended March 31, 2022. The decrease in 2023 was primarily attributable to the decrease in losses and loss adjustment expenses and the decrease in policy acquisition and other underwriting expenses, offset by the increase in interest expense.

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

Our insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. With the exception of litigated claims, substantially all of our losses and loss adjustment expenses are fully settled and paid within approximately 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at March 31, 2023:

	Maturity Date	Payment Due Date
4.75% Convertible Senior Notes*	June 2042	June 1 and December 1
4.25% Convertible Senior Notes**	March 2037	March 1 and September 1
4.55% Promissory Note	Through August 2036	1st day of each month
Finance leases	Through October 2024	Various
Revolving credit facility	Through December 2023	January 1, April 1, July 1, October 1

*	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on June 1, 2027, June 1, 2032 or June 1, 2037.
**	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on March 1, 2027 or March 1, 2032.

See Note 11 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. At March 31, 2023, there was an aggregate unfunded capital balance of $5,501,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

We had a 90% equity interest in FMKT Mel JV, LLC, a Florida limited liability company for which we were not the primary beneficiary. Following the sale of its last remaining outparcel in June 2022, FMKT Mel JV distributed its earnings during the third quarter of 2022 and the subsidiary was liquidated in December 2022. In January 2023, we received the final distribution of $18,000 from FMKT Mel JV.

Sources and Uses of Cash

Cash Flows for the Three Months Ended March 31, 2023

Net cash provided by operating activities for the three months ended March 31, 2023 was approximately $99,109,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $94,412,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $17,757,000 was primarily due to the purchases of fixed-maturity and equity securities of $166,624,000 and purchases of property and equipment of $1,469,000, offset by the proceeds from calls, repayments and maturities of fixed-maturity securities of $112,497,000, the proceeds from sales of real estate investments of $21,746,000, the proceeds from sales of fixed-maturity and equity securities of $14,814,000, and distributions received from limited partnership investments of $1,602,000. Net cash used in financing activities totaled $14,100,000, which was primarily due to the redemption of long-term debt of $6,895,000, $3,432,000 of cash dividend payments, cash dividends paid to redeemable noncontrolling interest of $3,012,000, $305,000 of share repurchases, and repayments of long-term debt of $258,000.

Cash Flows for the Three Months Ended March 31, 2022

Net cash provided by operating activities for the three months ended March 31, 2022 was approximately $57,349,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $7,936,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $109,899,000 was primarily due to the purchases of fixed-maturity and equity securities of $134,043,000, the purchase of intangible assets from United of $3,800,000, and the purchases of property and equipment of $1,861,000, offset by the proceeds from sales of fixed-maturity and equity securities of $27,427,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $1,250,000, and distributions received from limited partnership investments of $785,000. Net cash used in financing activities totaled $7,328,000, which was primarily due to $4,046,000 of net cash dividend payments, cash dividends paid to redeemable noncontrolling interest of $2,508,000, $398,000 of share repurchases, and repayments of long-term debt of $249,000.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At March 31, 2023, we had $562,171,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2023, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2023, $728,148,000 of the total $806,308,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $78,160,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2023, $71,832,000 of the $78,160,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $863,765,000 at December 31, 2022 to $806,308,000 at March 31, 2023. The $57,457,000 decrease is comprised of reductions in our Reserves of $57,247,000 primarily specific to Hurricane Ian and Hurricane Irma, and reductions in our non-catastrophe Reserves of $34,781,000 for 2022 and $11,018,000 for 2021 and prior loss years, offset by $45,589,000 in reserves established for the 2023 loss year. The Reserves established for 2023 claims are primarily driven by an allowance for those claims that have been incurred but not reported to the company as of March 31, 2023. The decrease of $103,046,000 specific to our 2022 and prior loss-years reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2023 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

Economic Impact of Reinsurance Contract with Retrospective Provisions

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

For the three months ended March 31, 2023 and 2022, we accrued benefits of $6,993,000 and $1,484,000, respectively. The accrual of benefits was recognized as a reduction in ceded premiums.

As of March 31, 2023, we had $23,310,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 10, 2023. For the three months ended March 31, 2023, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our unaudited consolidated financial statements, see Note 3 -- “Recent Accounting Pronouncements” to our consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at March 31, 2023 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2023 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$509,109	$(15,647)	-2.98%
200 basis point increase	514,325	(10,431)	-1.99%
100 basis point increase	519,540	(5,216)	-0.99%
100 basis point decrease	529,972	5,216	0.99%
200 basis point decrease	535,188	10,432	1.99%
300 basis point decrease	540,404	15,648	2.98%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2023 (amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$157,981	30	$158,007	30
AA+, AA, AA-	346,475	65	340,322	65
A+, A, A-	14,158	3	13,698	3
BBB+, BBB, BBB-	11,291	2	11,001	2
BB+, BB, BB-	1,994	—	1,728	—
Total	$531,899	100	$524,756	100

Equity Price Risk

Our equity investment portfolio at March 31, 2023 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2023 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Consumer	$7,605	20
Financial	4,481	12
Technology	1,901	5
Communications	1,706	5
Other (1)	998	3
	16,691	45
Mutual funds and exchange-traded funds by type:
Debt	16,799	45
Equity	3,749	10
Alternative	176	—
	20,724	55
Total	$37,415	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2023, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 10, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Sales of Unregistered Securities and Use of Proceeds

None.

(b)
Repurchases of Securities

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs
January 31, 2023	—	$—	—	$—
February 28, 2023	5,884	$51.76	—	$—
March 31, 2023	—	$—	—	$—
	5,884	$51.76	—

Working Capital Restrictions and Other Limitations on the Payment of Dividends

We are not subject to working capital restrictions or other limitations on the payment of dividends. Our insurance subsidiaries, however, are subject to restrictions on the dividends they may pay. Those restrictions could impact HCI’s ability to pay future dividends.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, a Florida domestic insurer may not make dividend payments or distributions to its stockholders without prior approval of the Florida Office of Insurance Regulation (“FLOIR”) if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

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

During the three months ended March 31, 2023, our insurance subsidiaries paid dividends of $10,000,000 to HCI.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Company.

HCI GROUP, INC.

May 10, 2023	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 10, 2023	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.