Form 10-Q
period 2023-06-30
HCI Group, Inc.
filed 2023-08-09
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on August 1, 2023 was 8,594,764.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $452,368 and $494,197, respectively and allowance for credit losses: $0 and $0, respectively)	$442,974	$483,901
Equity securities, at fair value (cost: $39,953 and $36,272, respectively)	39,690	34,583
Limited partnership investments	23,115	25,702
Investment in unconsolidated joint venture, at equity	—	18
Real estate investments	43,903	71,388
Total investments	549,682	615,592
Cash and cash equivalents	293,991	234,863
Restricted cash	2,987	2,900
Accrued interest and dividends receivable	2,290	1,952
Income taxes receivable	—	2,807
Premiums receivable, net (allowance: $4,204 and $5,362, respectively)	40,306	34,998
Prepaid reinsurance premiums	114,662	66,627
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	45,674	71,594
Unpaid losses and loss adjustment expenses (allowance: $352 and $454, respectively)	505,017	616,765
Deferred policy acquisition costs	45,107	45,522
Property and equipment, net	27,168	17,910
Right-of-use assets - operating leases	1,368	777
Intangible assets, net	7,073	10,578
Funds withheld for assumed business	45,767	48,772
Other assets	45,745	31,671
Total assets	$1,726,837	$1,803,328

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses	$748,955	$863,765
Unearned premiums	385,870	368,047
Advance premiums	26,837	18,587
Reinsurance payable on paid losses and loss adjustment expenses	7,043	8,606
Ceded reinsurance premiums payable	5,391	17,646
Accrued expenses	19,224	14,534
Reinsurance recovered in advance on unpaid losses	—	19,863
Income tax payable	210	—
Deferred income taxes, net	3,133	1,704
Long-term debt	208,156	211,687
Lease liabilities - operating leases	1,372	721
Other liabilities	36,810	23,361
Total liabilities	1,443,001	1,548,521
Commitments and contingencies (Note 21)
Redeemable noncontrolling interest (Note 18)	95,202	93,553
Equity:
Common stock (no par value, 40,000,000 shares authorized, 8,594,764 and 8,598,682 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	1,062	—
Retained income	194,034	172,482
Accumulated other comprehensive loss, net of taxes	(6,718)	(9,886)
Total stockholders’ equity	188,378	162,596
Noncontrolling interests	256	(1,342)
Total equity	188,634	161,254
Total liabilities, redeemable noncontrolling interest and equity	$1,726,837	$1,803,328

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Gross premiums earned	$181,946	$181,124	$362,014	$360,049
Premiums ceded	(66,390)	(56,205)	(136,899)	(109,367)
Net premiums earned	115,556	124,919	225,115	250,682
Net investment income	8,794	3,684	26,509	6,552
Net realized investment losses	(230)	(6)	(1,379)	(320)
Net unrealized investment gains (losses)	897	(4,234)	1,426	(7,810)
Policy fee income	1,469	1,052	2,559	2,109
Other	841	511	2,126	1,753
Total revenue	127,327	125,926	256,356	252,966
Expenses
Losses and loss adjustment expenses	61,890	86,830	122,455	159,534
Policy acquisition and other underwriting expenses	22,618	26,863	45,338	56,271
General and administrative personnel expenses	14,272	15,301	27,774	29,335
Interest expense	2,667	1,515	5,468	2,116
Other operating expenses	5,614	6,977	11,919	13,269
Total expenses	107,061	137,486	212,954	260,525
Income (loss) before income taxes	20,266	(11,560)	43,402	(7,559)
Income tax expense (benefit)	5,384	(3,018)	10,727	(1,808)
Net income (loss)	14,882	(8,542)	32,675	(5,751)
Net income attributable to redeemable noncontrolling interest (Note 18)	(2,337)	(2,268)	(4,661)	(4,516)
Net (income) loss attributable to noncontrolling interests	(102)	829	(233)	1,189
Net income (loss) after noncontrolling interests	$12,443	$(9,981)	$27,781	$(9,078)
Basic earnings (loss) per share	$1.45	$(1.04)	$3.23	$(0.92)
Diluted earnings (loss) per share	$1.28	$(1.04)	$2.81	$(0.92)

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$14,882	$(8,542)	$32,675	$(5,751)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments:
Net unrealized (losses) gains arising during the period	(2,263)	(2,174)	152	(6,325)
Reclassification adjustment for net realized losses (gains)	12	(8)	750	421
Net change in unrealized (losses) gains	(2,251)	(2,182)	902	(5,904)
Deferred income taxes on above change	571	553	2,381	1,491
Total other comprehensive (loss) income, net of income taxes	(1,680)	(1,629)	3,283	(4,413)
Comprehensive income (loss)	13,202	(10,171)	35,958	(10,164)
Comprehensive (income) loss attributable to noncontrolling interests	(42)	883	(348)	1,344
Comprehensive income (loss) after noncontrolling interests	$13,160	$(9,288)	$35,610	$(8,820)

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended June 30, 2023

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at March 31, 2023	8,596,673	$—	$332	$185,028	$(5,098)	$180,262	$(405)	$179,857
Net income	—	—	—	14,613	—	14,613	269	14,882
Net income attributable to redeemable noncontrolling interest	—	—	—	(2,170)	—	(2,170)	(167)	(2,337)
Total other comprehensive loss, net of income taxes	—	—	—	—	(1,620)	(1,620)	(60)	(1,680)
Issuance of restricted stock	7,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(295)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(8,614)	—	(479)	—	—	(479)	—	(479)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	619	619
Common stock dividends ($0.40 per share)	—	—	—	(3,437)	—	(3,437)	—	(3,437)
Stock-based compensation	—	—	1,209	—	—	1,209	—	1,209
Balance at June 30, 2023	8,594,764	$—	$1,062	$194,034	$(6,718)	$188,378	$256	$188,634

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Six Months Ended June 30, 2023

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2022	8,598,682	$—	$—	$172,482	$(9,886)	$162,596	$(1,342)	$161,254
Net income	—	—	—	32,101	—	32,101	574	32,675
Net income attributable to redeemable noncontrolling interest	—	—	—	(4,320)	—	(4,320)	(341)	(4,661)
Total other comprehensive income, net of income taxes	—	—	—	—	3,168	3,168	115	3,283
Issuance of restricted stock	13,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,420)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(14,498)	—	(784)	—	—	(784)	—	(784)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,250	1,250
Common stock dividends ($0.80 per share)	—	—	—	(6,869)	—	(6,869)	—	(6,869)
Stock-based compensation	—	—	2,486	—	—	2,486	—	2,486
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(640)	640	—	—	—	—
Balance at June 30, 2023	8,594,764	$—	$1,062	$194,034	$(6,718)	$188,378	$256	$188,634

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) after noncontrolling interests	$27,781	$(9,078)
Net income attributable to noncontrolling interests	4,894	3,327
Net income (loss)	32,675	(5,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	3,973	8,579
Net accretion of discount on investments in fixed-maturity securities	(1,671)	(189)
Depreciation and amortization	4,229	3,495
Deferred income tax expense (benefit)	3,810	(4,080)
Net realized investment losses	1,379	320
Net unrealized investment (gains) losses	(1,426)	7,810
Credit loss expense - reinsurance recoverable	(102)	(28)
Net income from unconsolidated joint venture	—	(495)
Net income from limited partnership interests	(542)	(1,799)
Distributions received from limited partnership interests	421	2,046
Loss on extinguishment of debt	177	—
Gain on sales of real estate investments	(8,936)	—
Foreign currency remeasurement (gain) loss	(1)	50
Other non-cash items	87	(405)
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(338)	(1,068)
Income taxes	3,017	2,295
Premiums receivable, net	(5,308)	15,855
Prepaid reinsurance premiums	(48,035)	(54,668)
Reinsurance recoverable	137,770	23,196
Deferred policy acquisition costs	415	9,390
Funds withheld for assumed business	3,005	(8,752)
Other assets	(14,614)	(12,707)
Losses and loss adjustment expenses	(114,810)	1,659
Unearned premiums	17,823	3,396
Advance premiums	8,250	11,657
Reinsurance payable on paid losses and loss adjustment expenses	(1,563)	285
Reinsurance recovered in advance on unpaid losses	(19,863)	—
Ceded reinsurance premiums payable	(12,255)	5,323
Accrued expenses and other liabilities	18,377	16,215
Net cash provided by operating activities	5,944	21,629

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from investing activities:
Investments in limited partnership interests	—	(1,144)
Return of excess investments in limited partnership interests	112	—
Distributions received from limited partnership interests	2,596	2,335
Distribution received from unconsolidated joint venture	18	—
Purchase of property and equipment	(2,762)	(4,229)
Purchase of real estate investments	(744)	(111)
Purchase of intangible assets	—	(3,800)
Purchase of fixed-maturity securities	(227,540)	(377,638)
Purchase of equity securities	(10,271)	(16,383)
Purchase of short-term and other investments	(81)	—
Proceeds from sales of real estate investments	21,746	667
Proceeds from sales of fixed-maturity securities	12,083	11,494
Proceeds from calls, repayments and maturities of fixed-maturity securities	258,207	4,020
Proceeds from sales of equity securities	6,277	24,427
Proceeds from sales, redemptions and maturities of short-term and other investments	34	267
Net cash provided by (used in) investing activities	59,675	(360,095)
Cash flows from financing activities:
Cash dividends paid	(6,869)	(8,168)
Cash dividends received under share repurchase forward contract	—	77
Net repayment under revolving credit facility	—	(15,000)
Cash dividends paid to redeemable noncontrolling interest	(3,012)	(2,508)
Proceeds from issuance of long-term debt	12,000	172,500
Repayment of long-term debt	(328)	(501)
Redemption of long-term debt	(6,895)	—
Repurchases of common stock	(784)	(68,103)
Repurchases of common stock under share repurchase plan	—	(1,884)
Purchase of noncontrolling interests	(237)	(389)
Debt issuance costs	(277)	(5,757)
Net cash (used in) provided by financing activities	(6,402)	70,267
Effect of exchange rate changes on cash	(2)	(56)
Net increase (decrease) in cash, cash equivalents, and restricted cash	59,215	(268,255)
Cash, cash equivalents, and restricted cash at beginning of period	237,763	631,343
Cash, cash equivalents, and restricted cash at end of period	$296,978	$363,088

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,958	$55
Cash paid for interest	$4,370	$943
Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$3,283	$(4,413)
Sale of real estate investments:
Contingent consideration receivable	$125	$—
Long-term debt obligations assumed by the buyer	$8,995	$—
Receivable from sales of equity securities	$488	$1,051
Payable on purchases of equity securities	$757	$1,050
Acquisition of intangibles:
Contingent consideration payable	$—	$1,069

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

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2023 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2023. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K, which was filed with the SEC on March 10, 2023.

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

Revenue from Claims Processing Services

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the three and six months ended June 30, 2023, revenues from claims processing services were $177 and $704, respectively. For the three and six months ended June 30, 2022, revenues from claims processing services were $372 and $1,379, respectively.

Note 3 -- Recent Accounting Pronouncements

Accounting Standards Update No. 2023-01. In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-01 (“ASU 2023-01”) Leases (Topic 842): Common Control Arrangements. For public entities, this update amends the required amortization period for leasehold improvements associated with common control leases to be over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the asset through a lease. In addition, if the lessor is sub-leasing the asset while simultaneously leasing the asset from an entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. Once the lessee no longer controls the use of the asset, the asset will be accounted for as a transfer between entities under common control through an adjustment to equity. ASU 2023-01 is effective for the Company beginning with the first quarter of 2024. The Company is evaluating the impact of this update on its financial position.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$293,991	$234,863
Restricted cash	2,987	2,900
Total	$296,978	$237,763

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In connection with the sale of the retail shopping center investment property in Melbourne, Florida as described in Note 5 -- “Investments” under Real Estate Investments, $87 of restricted cash was deposited in escrow in March 2023 with its release contingent on certain post-sale conditions being met.

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At June 30, 2023 and December 31, 2022, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of June 30, 2023
U.S. Treasury and U.S. government agencies	$423,301	$—	$9	$(8,115)	$415,195
Corporate bonds	27,674	—	6	(1,290)	26,390
States, municipalities, and political subdivisions	899	—	—	(2)	897
Exchange-traded debt	494	—	—	(2)	492
Total	$452,368	$—	$15	$(9,409)	$442,974
As of December 31, 2022
U.S. Treasury and U.S. government agencies	$463,648	$—	$59	$(9,105)	$454,602
Corporate bonds	28,378	—	20	(1,205)	27,193
States, municipalities, and political subdivisions	1,389	—	—	(6)	1,383
Exchange-traded debt	683	—	2	(52)	633
Redeemable preferred stock	99	—	—	(9)	90
Total	$494,197	$—	$81	$(10,377)	$483,901

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023		December 31, 2022
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$281,316	$279,166	$266,170	$265,353
Due after one year through five years	167,454	160,590	223,153	214,307
Due after five years through ten years	3,104	2,726	4,380	3,797
Due after ten years	494	492	494	444
	$452,368	$442,974	$494,197	$483,901

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

The fair value of fixed-maturity securities on deposit with various regulatory authorities at June 30, 2023 and December 31, 2022 was $1,756 and $1,100, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three and six months ended June 30, 2023 and 2022 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2023	$1,023	$—	$(12)
Three months ended June 30, 2022	$2,436	$11	$(3)
Six months ended June 30, 2023	$12,083	$—	$(750)
Six months ended June 30, 2022	$11,494	$13	$(434)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2023	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(3,466)	$294,688	$(4,649)	$116,487	$(8,115)	$411,175
Corporate bonds	(477)	15,101	(813)	10,483	(1,290)	25,584
States, municipalities, and political subdivisions	(2)	897	—	—	(2)	897
Exchange-traded debt	(2)	492	—	—	(2)	492
Total available-for-sale securities	$(3,947)	$311,178	$(5,462)	$126,970	$(9,409)	$438,148

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(8,701)	$269,116	$(404)	$4,644	$(9,105)	$273,760
Corporate bonds	(909)	23,028	(296)	2,541	(1,205)	25,569
States, municipalities, and political subdivisions	(6)	1,383	—	—	(6)	1,383
Exchange-traded debt	(52)	463	—	—	(52)	463
Redeemable preferred stock	(9)	90	—	—	(9)	90
Total available-for-sale securities	$(9,677)	$294,080	$(700)	$7,185	$(10,377)	$301,265

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

At June 30, 2023 and December 31, 2022, there were 95 and 84 securities, respectively, in an unrealized loss position.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three and six months ended June 30, 2023 and 2022.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At June 30, 2023 and December 31, 2022, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
June 30, 2023	$39,953	$3,177	$(3,440)	$39,690
December 31, 2022	$36,272	$2,078	$(3,767)	$34,583

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net gains (losses) recognized	$730	$(4,323)	$844	$(7,865)
Exclude: Net realized gains (losses) recognized for securities sold	(167)	(89)	(582)	(55)
Net unrealized gains (losses) recognized	$897	$(4,234)	$1,426	$(7,810)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and six months ended June 30, 2023 and 2022 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2023	$2,523	$85	$(252)
Three months ended June 30, 2022	$6,058	$433	$(522)
Six months ended June 30, 2023	$6,277	$102	$(684)
Six months ended June 30, 2022	$24,427	$1,853	$(1,908)

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

	June 30, 2023			December 31, 2022
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$3,255	$—	15.37	$4,146	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	2,320	—	1.25	2,528	—	1.66
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	4,099	—	0.17	5,319	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	3,240	—	0.55	3,470	—	0.56
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	7,751	2,891	1.32	7,457	3,125	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	2,450	2,900	0.60	2,782	2,536	0.98
Total	$23,115	$5,791		$25,702	$5,661

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
(d)
Effective July 1, 2023, this investment is in the process of winding down. Although the capital commitment period has ended, the general partner could still request an additional funding under certain circumstances.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating results:
Total income	$(144,193)	$179,117	$38,167	$515,945
Total expenses	(24,840)	(23,023)	(27,097)	(72,340)
Net (loss) income	$(169,033)	$156,094	$11,070	$443,605

	June 30,	December 31,
	2023	2022
Balance sheet:
Total assets	$4,617,455	$5,119,695
Total liabilities	$442,233	$430,354

For the three months ended June 30, 2023, the Company recognized net investment loss from limited partnerships of $11. For the six months ended June 30, 2023, the Company recognized net investment income of $542. During the three and six months ended June 30, 2023, the Company received total cash distributions of $1,112 and $3,017, respectively, including returns on investment of $118 and $421, respectively.

For the three and six months ended June 30, 2022, the Company recognized net investment income of $19 and $1,799, respectively. Included in net investment income for the three and six months ended June 30, 2022

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

was an estimated unfavorable change in net asset value of $516. During the three and six months ended June 30, 2022, the Company received total cash distributions of $2,785 and $4,381, respectively, including returns on investment of $1,235 and $2,046, respectively.

At June 30, 2023 and December 31, 2022, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $22,271 and $24,978, respectively, and the Company’s maximum exposure to loss aggregated $23,115 and $25,702, respectively.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, had an equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. In January 2023, the Company received the final distribution of $18 from FMKT Mel JV, the unconsolidated joint venture that the Company had a 90% equity interest in, which was liquidated on December 31, 2022. In June 2022, the joint venture sold its last remaining outparcel and recognized a gain on sale of $572.

e) Real Estate Investments

Real estate investments consist of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Land	$29,471	$38,327
Land improvements	4,387	12,138
Buildings and building improvements	12,544	29,410
Tenant and leasehold improvements	1,839	1,742
Other	1,593	1,649
Total, at cost	49,834	83,266
Less: accumulated depreciation and amortization	(5,931)	(11,878)
Real estate investments	$43,903	$71,388

Since January 1, 2023, a Tampa office building property that was previously leased to an unaffiliated company has been used in operations by the Company and serves as TTIG’s corporate headquarters. As a result, in January 2023, $8,135 was reclassified out of real estate investments to property and equipment, net on the consolidated balance sheet.

On March 31, 2023, the Company closed on its agreement to sell the retail shopping center investment property in Melbourne, Florida for a price of $18,500, and also closed on its agreement to sell the retail shopping center investment property in Sorrento, Florida for a price of $13,418. In May 2022, the Company sold one outparcel in Sorrento, Florida for net proceeds of $667. See additional information under f) Net Investment Income below.

Depreciation and amortization expense related to real estate investments was $228 and $483 for the three months ended June 30, 2023 and 2022, respectively, and $681 and $989 for the six months ended June 30, 2023 and 2022, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

f) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Available-for-sale fixed-maturity securities	$5,120	$1,137	$9,155	$1,585
Equity securities	378	300	674	587
Investment expense	(125)	(116)	(254)	(250)
Limited partnership investments	(11)	19	542	1,799
Real estate investments	270	1,538	9,563	1,885
Net income from unconsolidated joint venture	—	508	—	495
Cash and cash equivalents	3,162	298	6,829	451
Net investment income	$8,794	$3,684	$26,509	$6,552

For the six months ended June 30, 2023, income from real estate investments included a net realized gain of $6,476 resulting from the sale of the retail shopping center investment property in Melbourne, Florida in March 2023 for a price of $18,500, and also included a net realized gain of $2,460 resulting from the sale of the retail shopping center investment property in Sorrento, Florida in March 2023 for a price of $13,418.

For the three and six months ended June 30, 2022, income from real estate investments included a net gain of $376 resulting from the sale of the outparcel described under e) Real Estate Investments and $451 of income from selling the liquor license previously owned by the Company’s restaurant business which was discontinued in 2020.

g) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the three and six months ended June 30, 2023, net realized losses related to other investments were $51 and $47, respectively. For the three and six months ended June 30, 2022, net realized gains were $75 and $156, respectively.

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

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized losses	$(2,263)	$(574)	$(1,689)	$(2,174)	$(551)	$(1,623)
Reclassification adjustment for net realized losses (gains)	12	3	9	(8)	(2)	(6)
Total other comprehensive loss	$(2,251)	$(571)	$(1,680)	$(2,182)	$(553)	$(1,629)

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains (losses)	$152	$(2,571)	$2,723	$(6,325)	$(1,598)	$(4,727)
Reclassification adjustment for net realized losses	750	190	560	421	107	314
Total other comprehensive income (loss)	$902	$(2,381)	$3,283	$(5,904)	$(1,491)	$(4,413)

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

Long-Term Debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
4.75% Convertible Senior Notes	2042	Quoted price
4.25% Convertible Senior Notes	2037	Quoted price
3.90% Promissory Note	*	Discounted cash flow method/Level 3 inputs
3.75% Callable Promissory Note	*	Discounted cash flow method/Level 3 inputs
4.55% Promissory Note	2036	Discounted cash flow method/Level 3 inputs
5.50% Promissory Note	2033	Discounted cash flow method/Level 3 inputs

*	Debt derecognized in March 2023. See Note 11 -- “Long-Term Debt” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2023
Financial Assets:
Cash and cash equivalents	$293,991	$—	$—	$293,991
Restricted cash	$2,987	$—	$—	$2,987
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$407,370	$7,825	$—	$415,195
Corporate bonds	26,390	—	—	26,390
State, municipalities, and political subdivisions	—	897	—	897
Exchange-traded debt	492	—	—	492
Total available-for-sale securities	$434,252	$8,722	$—	$442,974
Equity securities	$39,690	$—	$—	$39,690

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022
Financial Assets:
Cash and cash equivalents	$234,863	$—	$—	$234,863
Restricted cash	$2,900	$—	$—	$2,900
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$446,233	$8,369	$—	$454,602
Corporate bonds	27,193	—	—	27,193
State, municipalities, and political subdivisions	—	1,383	—	1,383
Exchange-traded debt	633	—	—	633
Redeemable preferred stock	90	—	—	90
Total available-for-sale securities	$474,149	$9,752	$—	$483,901
Equity securities	$34,583	$—	$—	$34,583

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of June 30, 2023 and December 31, 2022:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2023
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$167,671	$—	$172,205	$—	$172,205
4.25% Convertible Senior Notes	23,916	—	25,596	—	25,596
5.50% Promissory Note	11,792	—	—	11,242	11,242
4.55% Promissory Note	4,771	—	—	4,354	4,354
Total long-term debt	$208,150	$—	$197,801	$15,596	$213,397

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2022
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$167,126	$—	$133,167	$—	$133,167
4.25% Convertible Senior Notes	23,916	—	19,473	—	19,473
3.90% Promissory Note	8,943	—	—	8,152	8,152
3.75% Callable Promissory Note	6,789	—	—	6,171	6,171
4.55% Promissory Note	4,900	—	—	4,642	4,642
Total long-term debt	$211,674	$—	$152,640	$18,965	$171,605

Note 8 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	June 30,	December 31,
	2023	2022
Anchor tenant relationships (a)	$—	$1,761
In-place leases	409	3,579
Policy renewal rights	10,100	10,100
Non-compete agreements (b)	314	314
Total, at cost	10,823	15,754
Less: accumulated amortization	(3,750)	(5,176)
Intangible assets, net	$7,073	$10,578

(a)
An anchor tenant is a tenant that attracts more customers than other tenants.
(b)
Fully amortized.

The remaining weighted-average amortization periods for the intangible assets as of June 30, 2023 are summarized in the table below:

In-place leases	11.8 years
Policy renewal rights	2.8 years

In connection with the sales of the retail shopping center investment properties in Melbourne, Florida and Sorrento, Florida as described in Note 5 -- “Investments” under Real Estate Investments, the Company derecognized $2,200 of intangible assets, net on March 31, 2023.

At June 30, 2023 and December 31, 2022, contingent liabilities related to renewal rights intangible assets were $371 and are included in other liabilities on the consolidated balance sheets.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Other Assets

The following table summarizes the Company’s other assets:

	June 30,	December 31,
	2023	2022
Benefits receivable related to retrospective reinsurance contracts	$30,303	$16,317
Reimbursement and fees receivable under TPA service	5,337	7,303
Prepaid expenses	3,529	2,826
Reinsurance premium adjustment receivable	3,457	—
Deposits	466	491
Lease acquisition costs, net	683	832
Other	1,970	3,902
Total other assets	$45,745	$31,671

Management reviewed the collectability of the reimbursement and fees receivable under third-party administrator (“TPA”) service as of June 30, 2023 and, considering the net balance due to the counterparty as well as the balance of funds withheld for assumed business as of June 30, 2023, determined that an allowance for credit losses is not necessary for the reimbursement and fees receivable under TPA service.

Note 10 -- Revolving Credit Facility

At June 30, 2023, the Company had no borrowings outstanding under the credit facility. For the three months ended June 30, 2023 and 2022, interest expense was $23 and $62, respectively, including $22 and $24 of amortization of issuance costs, respectively. For the six months ended June 30, 2023 and 2022, interest expense was $48 and $151, respectively, including $47 and $49 of amortization of issuance costs, respectively. At June 30, 2023, the Company was in compliance with all required covenants and had available borrowing capacity of $50,000.

On June 2, 2023, the Company executed the Amended Credit Agreement. Under the terms of this agreement, the expiry date of the revolving commitment was extended to December 31, 2024 and the maximum debt-to-capital ratio as defined in the Amended Credit Agreement is set at 65% beginning with the first quarter of 2024.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	June 30,	December 31,
	2023	2022
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$172,500
4.25% Convertible Senior Notes, due March 1, 2037	23,916	23,916
3.90% Promissory Note, due through April 1, 2032	—	9,072
3.75% Callable Promissory Note, due through September 1, 2036	—	6,871
4.55% Promissory Note, due through August 1, 2036	4,836	4,968
5.50% Promissory Note, due through July 1, 2033	12,000	—
Finance lease liabilities, due through October 15, 2024	6	13
Total principal amount	213,258	217,340
Less: unamortized issuance costs	(5,102)	(5,653)
Total long-term debt	$208,156	$211,687

The following table summarizes future maturities of long-term debt as of June 30, 2023, which takes into consideration the assumption that the 4.75% Convertible Senior Notes and 4.25% Convertible Senior Notes are repurchased at their respective next earliest call dates:

Due in 12 months following June 30,
2023	$490
2024	530
2025	556
2026	197,001
2027	614
Thereafter	14,067
Total	$213,258

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest Expense:
Contractual interest	$2,367	$1,334	$4,864	$1,806
Non-cash expense (a)	277	119	556	159
Total	$2,644	$1,453	$5,420	$1,965

(a)
Includes amortization of debt issuance costs.

4.25% Convertible Senior Notes

The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Senior Notes. Accordingly, as of June 30, 2023, the conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.5639 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.37 per share.

There were no unamortized debt issuance costs for the 4.25% Convertible Senior Notes at June 30, 2023.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

4.75% Convertible Senior Notes

The conversion rate of the 4.75% Convertible Senior Notes issued in May 2022 is currently 12.4166 shares of common stock for each $1 in principal amount, which is the equivalent of approximately $80.54 per share.

The effective interest rate for the 4.75% Convertible Senior Notes, taking into account both cash and non-cash components, approximates 5.6%. Had a 20-year term been used for the amortization of the issuance costs of the 4.75% Convertible Senior Notes, the annual effective interest rate charged to earnings would have decreased to approximately 5.0%. As of June 30, 2023, the remaining amortization period of the debt issuance costs was expected to be 3.9 years for the 4.75% Convertible Senior Notes.

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

5.50% Promissory Note

On June 26, 2023, Gulf to Bay LM, LLC, a subsidiary of the Company, entered into a ten-year secured loan agreement for proceeds of $12,000. The loan is collateralized by the Company’s Clearwater, Florida real estate, which is owned by Gulf to Bay LM, LLC, and the lease agreements associated with this property. The loan bears a fixed annual interest rate of 5.50%. Approximately $74 of principal and interest is payable in 120 monthly installments. The promissory note may be repaid in full or in part after August 1, 2025 as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement. The proceeds will be used for real estate development projects or other general business purposes.

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

On January 12, 2023, HCPCI and TypTap received approval from the Florida Office of Insurance Regulation (“FLOIR”) to discontinue flood insurance policies written in Florida. Since the approval, the Company

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

has cancelled or not renewed the majority of its flood insurance policies. However, the Company is required to continue providing flood insurance coverage to policyholders with open claims until criteria set by the FLOIR for cancellation and non-renewal are met. The reason for discontinuation is primarily attributable to the increased costs and reduced availability of flood reinsurance. The discontinuation does not have a material impact to the Company’s results of operations.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Premiums Written:
Direct	$179,983	$187,792	$387,406	$359,773
Assumed	—	(1,640)	(7,569)	3,673
Gross written	179,983	186,152	379,837	363,446
Ceded	(66,390)	(56,205)	(136,899)	(109,367)
Net premiums written	$113,593	$129,947	$242,938	$254,079
Premiums Earned:
Direct	$181,946	$164,887	$354,851	$313,733
Assumed	—	16,237	7,163	46,316
Gross earned	181,946	181,124	362,014	360,049
Ceded	(66,390)	(56,205)	(136,899)	(109,367)
Net premiums earned	$115,556	$124,919	$225,115	$250,682

During the three and six months ended June 30, 2023, the Company recognized ceded losses of $1,109 and $3,860, respectively, as reductions in losses and loss adjustment expenses. During the three and six months ended June 30, 2022, the Company recognized ceded losses of $2,517 and $3,387, respectively, as reductions in losses and loss adjustment expenses. At June 30, 2023 and December 31, 2022, there were 33 and 45 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at June 30, 2023 and December 31, 2022 were $550,691 and $688,359, respectively. Approximately 53.8% of the reinsurance recoverable balance at June 30, 2023 was receivable from five reinsurers. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $101 and $102 for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, the Company recognized decreases in credit loss expense of $17 and $28, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $352 and $454 at June 30, 2023 and December 31, 2022, respectively.

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. Prior to June 1, 2022, there were two reinsurance contracts with retrospective provisions. For the three and six months ended June 30, 2023, the Company recognized reductions in premiums

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

ceded of $6,993 and $13,986, respectively, related to these adjustments in the consolidated statements of income. For the three and six months ended June 30, 2022, the Company recognized reductions in premiums ceded of $6,390 and $7,874, respectively. See Note 21 -- “Commitments and Contingencies” for additional information.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At June 30, 2023 and December 31, 2022, other assets included $30,303 and $16,317, respectively, of amounts receivable pursuant to retrospective provisions. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer with a good credit rating and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

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

For the three and six months ended June 30, 2023, assumed premiums written related to the Northeast Region’s insurance policies were $0, whereas for the three and six months ended June 30, 2022, $20,639 and $27,488, respectively, of assumed premiums written related to the Northeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in Massachusetts. At June 30, 2023, the Company had a net balance of $1,207 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $626 and ceding commission payable of $581. At December 31, 2022, the Company had a net balance of $1,581 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $1,000 and ceding commission payable of $581. Effective December 30, 2022, the Company’s quota share reinsurance agreement to provide 100% reinsurance on United’s policies in the Northeast Region was commuted.

For the three and six months ended June 30, 2023, $0 and $7,569, respectively, of assumed premiums written related to the Southeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in the Southeast Region, whereas for the three and six months ended June 30, 2022, assumed premiums written related to the Southeast Region’s insurance policies were $18,999 and $31,161, respectively. At June 30, 2023, the Company had a net balance of $14,402 due to United related to the Southeast Region, consisting of premiums payable of $9,506 and payable on paid losses and loss adjustment expenses of $6,417, offset by ceding commission receivable of $1,521. At December 31, 2022, the Company had a net balance of $7,521 due to United related to the Southeast Region, consisting of payable on paid losses and loss adjustment expenses of $7,606 and ceding commission payable of $16, offset by premiums receivable of $101.

On February 27, 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency. At June 30, 2023, the Company had a net amount due to United of $10,272 and funds withheld for assumed business in trust accounts totaling $45,767 for

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

the benefit of policies assumed from United. The Company ceased providing TPA services to United in March 2023. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

At June 30, 2023 and December 31, 2022, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $45,767 and $48,772, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net balance, beginning of period*	$246,051	$179,837	$246,546	$172,410
Incurred, net of reinsurance, related to:
Current period	60,968	78,448	117,666	148,524
Prior periods	922	8,382	4,789	11,010
Total incurred, net of reinsurance	61,890	86,830	122,455	159,534
Paid, net of reinsurance, related to:
Current period	(27,105)	(37,627)	(38,215)	(56,423)
Prior periods	(37,250)	(32,626)	(87,200)	(79,107)
Total paid, net of reinsurance	(64,355)	(70,253)	(125,415)	(135,530)
Net balance, end of period	243,586	196,414	243,586	196,414
Add: reinsurance recoverable before allowance for credit losses	505,369	42,410	505,369	42,410
Gross balance, end of period	$748,955	$238,824	$748,955	$238,824

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and six months ended June 30, 2023, the Company recognized losses related to prior periods of $922 and $4,789, respectively, primarily to increase reserves in response to litigation. Losses and LAE for the three and six months ended June 30, 2023 included net estimated losses of approximately $13,700 and $35,335, respectively, related to United policies assumed, renewed and/or replaced. Lower losses and LAE for the three and six months ended June 30, 2023 primarily resulted from a decrease in claims and litigation related to Florida policies.

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

For the three months ended June 30, 2023 and 2022, revenues from the HCPCI insurance operations segment before intracompany elimination represented 65.1% and 69.8%, respectively, and revenues from the TypTap Group segment represented 33.4% and 27.9%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2023 and 2022, revenues from the HCPCI insurance operations segment before intracompany elimination represented 63.3% and 69.8%, respectively, and revenues from the TypTap Group segment represented 34.9% and 28.1%, respectively, of total revenues of all operating segments. At June 30, 2023 and December 31, 2022, HCPCI insurance operations’ total assets represented 56.3% and 53.4%, respectively, and TypTap Group’s total assets represented 35.3% and 37.9%, respectively, of the combined assets of all operating segments.

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

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended June 30, 2023	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$101,790	$85,071	$—	$—	$(4,915)	$181,946
Premiums ceded	(40,453)	(30,848)	—	—	4,911	(66,390)
Net premiums earned	61,337	54,223	—	—	(4)	115,556
Net income from investment portfolio	4,393	3,602	—	1,627	(161)	9,461
Policy fee income	551	918	—	—	—	1,469
Other	3,717	1,190	2,132	677	(6,875)	841
Total revenue	69,998	59,933	2,132	2,304	(7,040)	127,327
Expenses:
Losses and loss adjustment expenses	27,653	34,937	—	—	(700)	61,890
Amortization of deferred policy acquisition costs	10,000	11,422	—	—	—	21,422
Other policy acquisition expenses	617	597	—	—	(18)	1,196
Stock-based compensation expense	498	658	—	711	—	1,867
Interest expense	—	430	67	2,600	(430)	2,667
Depreciation and amortization	141	1,030	326	204	(236)	1,465
Personnel and other operating expenses	8,916	9,938	1,501	1,855	(5,656)	16,554
Total expenses	47,825	59,012	1,894	5,370	(7,040)	107,061
Income (loss) before income taxes	$22,173	$921	$238	$(3,066)	$—	$20,266
Total revenue from non-affiliates (d)	$62,240	$67,411	$1,325	$1,735
Gross premiums written	$140,545	$39,438

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $96,875 from HCPCI and $4,915 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended June 30, 2022	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$115,636	$67,443	$—	$—	$(1,955)	$181,124
Premiums ceded	(36,979)	(20,629)	—	—	1,403	(56,205)
Net premiums earned	78,657	46,814	—	—	(552)	124,919
Net (loss) income from investment portfolio	(1,446)	283	—	(1,228)	1,835	(556)
Policy fee income	628	424	—	—	—	1,052
Other	414	532	2,765	1,472	(4,672)	511
Total revenue	78,253	48,053	2,765	244	(3,389)	125,926
Expenses:
Losses and loss adjustment expenses	48,692	38,692	—	—	(554)	86,830
Amortization of deferred policy acquisition costs	15,904	7,167	—	—	—	23,071
Other policy acquisition expenses	657	3,135	—	—	—	3,792
Stock-based compensation expense	1,187	897	—	2,158	—	4,242
Interest expense	—	211	224	1,291	(211)	1,515
Depreciation and amortization	153	774	606	302	(600)	1,235
Personnel and other operating expenses	7,760	8,526	626	1,913	(2,024)	16,801
Total expenses	74,353	59,402	1,456	5,664	(3,389)	137,486
Income (loss) before income taxes	$3,900	$(11,349)	$1,309	$(5,420)	$—	$(11,560)
Total revenue from non-affiliates (d)	$76,276	$49,009	$2,427	$(359)
Gross premiums written	$113,139	$73,013

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Six Months Ended June 30, 2023	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$198,781	$172,683	$—	$—	$(9,450)	$362,014
Premiums ceded	(80,648)	(65,671)	—	—	9,420	(136,899)
Net premiums earned	118,133	107,012	—	—	(30)	225,115
Net income from investment portfolio	7,347	6,981	—	3,527	8,701	26,556
Gain from sales of real estate investments	—	—	8,936	—	(8,936)	—
Policy fee income	1,114	1,445	—	—	—	2,559
Other	8,370	2,833	5,055	1,272	(15,404)	2,126
Total revenue	134,964	118,271	13,991	4,799	(15,669)	256,356
Expenses:
Losses and loss adjustment expenses	56,435	67,993	—	—	(1,973)	122,455
Amortization of deferred policy acquisition costs	19,621	23,285	—	—	—	42,906
Other policy acquisition expenses	1,272	1,208	—	—	(48)	2,432
Stock-based compensation expense	994	1,487	—	1,492	—	3,973
Interest expense	—	861	270	5,198	(861)	5,468
Depreciation and amortization	280	1,986	953	406	(773)	2,852
Loss on extinguishment of debt	—	—	177	—	(177)	—
Personnel and other operating expenses	18,835	19,371	3,055	3,444	(11,837)	32,868
Total expenses	97,437	116,191	4,455	10,540	(15,669)	212,954
Income (loss) before income taxes	$37,527	$2,080	$9,536	$(5,741)	$—	$43,402
Total revenue from non-affiliates (d)	$119,169	$128,697	$12,376	$3,661
Gross premiums written	$225,698	$154,139

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $189,331 from HCPCI and $9,450 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Six Months Ended June 30, 2022	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$234,941	$128,065	$—	$—	$(2,957)	$360,049
Premiums ceded	(73,932)	(37,562)	—	—	2,127	(109,367)
Net premiums earned	161,009	90,503	—	—	(830)	250,682
Net (loss) income from investment portfolio	(2,903)	267	—	(912)	1,970	(1,578)
Policy fee income	1,282	827	—	—	—	2,109
Other	1,661	1,001	5,168	2,308	(8,385)	1,753
Total revenue	161,049	92,598	5,168	1,396	(7,245)	252,966
Expenses:
Losses and loss adjustment expenses	92,687	67,680	—	—	(833)	159,534
Amortization of deferred policy acquisition costs	35,006	16,589	—	—	—	51,595
Other policy acquisition expenses	1,258	3,418	—	—	—	4,676
Stock-based compensation expense	2,331	1,782	—	4,466	—	8,579
Interest expense	—	411	451	1,665	(411)	2,116
Depreciation and amortization	267	1,335	1,211	474	(1,223)	2,064
Personnel and other operating expenses	15,140	16,019	1,933	3,647	(4,778)	31,961
Total expenses	146,689	107,234	3,595	10,252	(7,245)	260,525
Income (loss) before income taxes	$14,360	$(14,636)	$1,573	$(8,856)	$—	$(7,559)
Total revenue from non-affiliates (d)	$158,009	$93,832	$4,491	$90
Gross premiums written	$204,280	$159,166

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $231,984 from HCPCI and $2,957 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	June 30,	December 31,
	2023	2022
Segments:
HCPCI Insurance Operations	$949,461	$912,233
TypTap Group	652,306	704,429
Real Estate Operations	105,149	126,001
Corporate and Other	184,839	159,378
Consolidation and Elimination	(164,918)	(98,713)
Total assets	$1,726,837	$1,803,328

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	June 30,	December 31,
	2023	2022
Operating leases:
ROU assets	$1,368	$777
Liabilities	$1,372	$721
Finance leases:
ROU assets	$68	$80
Liabilities	$6	$13

The Company entered into a new lease effective March 2023 for its office space in Plantation, Florida which relates to its claims related administration. The lease has an initial term of 5.25 years.

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	3 to 9 years	Yes	(a), (b)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(c)

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.
(c)
There is a bargain purchase option.

As of June 30, 2023, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following June 30,
2023	$251	$5
2024	257	1
2025	267	—
2026	277	—
2027	272	—
Thereafter	308	—
Total lease payments	1,632	6
Less: interest	260	—
Total lease obligations	$1,372	$6

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$4	$5	$8	$10
Operating lease costs*	77	282	129	656
Short-term lease costs*	74	91	167	201
Total lease costs	$155	$378	$304	$867
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases			$73	$648
Financing cash flows – finance leases			$7	$10

	June 30,
	2023
Weighted-average remaining lease term:
Finance leases (in years)	0.9
Operating leases (in years)	6.2
Weighted-average discount rate:
Finance leases (%)	3.2%
Operating leases (%)	5.9%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms
Class of Assets	Initial Term	Option	and Conditions
Operating lease:
Retail space	3 to 15 years	Yes	(d)
Boat docks/wet slips	1 to 12 months	Yes	(d)

(d)
There are no purchase options.

Note 16 -- Income Taxes

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2022, management concluded that it was more likely than not that the deferred tax assets would not be realized and therefore recorded a valuation allowance. The Company evaluates the realizability of its deferred tax assets each quarter, and during the first quarter of 2023, based on all of the available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized and therefore is releasing the entire valuation allowance in 2023, as a part of the effective tax rate. During the three and six months ended June 30, 2023, approximately $294 and $1,184, respectively, of valuation allowance was released through income tax expense.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During the three months ended June 30, 2023, the Company recorded approximately $5,384 of income tax expense, which resulted in an effective tax rate of 26.6%. During the three months ended June 30, 2022, the Company recorded approximately $3,018 of income tax benefit, which resulted in an effective tax rate of 26.1%. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the increase in non-deductible compensation, partially offset by release of the valuation allowance established in 2022 during the second quarter of 2023 and the recognition of tax benefits attributable to restricted stock that vested in May 2023.

During the six months ended June 30, 2023, the Company recorded approximately $10,727 of income tax expense, which resulted in an effective tax rate of 24.7%. During the six months ended June 30, 2022, the Company recorded approximately $1,808 of income tax benefit, which resulted in an effective tax rate of 23.9%. The increase in the effective tax rate in 2023 as compared with the corresponding period in the prior year was primarily attributable to the increase in non-deductible compensation, partially offset by release of the valuation allowance established in 2022 during the first half of 2023 and the recognition of tax benefits attributable to restricted stock that vested in February and May 2023. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain non-deductible and tax-exempt items.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Income	Shares (a)	Per Share	Loss	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss)	$14,882			$(8,542)
Less: Net income attributable to redeemable noncontrolling interest	(2,337)			(2,268)
Less: TypTap Group’s net (income) loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	(102)			829
Net income (loss) attributable to HCI	12,443			(9,981)
Less: (Income) loss attributable to participating securities	(427)			635
Basic Earnings (Loss) Per Share:
Income (loss) allocated to common stockholders	12,016	8,302	$1.45	(9,346)	9,022	$(1.04)
Effect of Dilutive Securities: *
Stock options	—	74		—	—
Convertible senior notes	1,924	2,538		—	—
Warrants	—	7		—	—
Diluted Earnings (Loss) Per Share:
Income (loss) available to common stockholders and assumed conversions	$13,940	10,921	$1.28	$(9,346)	9,022	$(1.04)

(a)
Shares in thousands.

* For the three months ended June 30, 2022, convertible senior notes, stock options, and warrants were excluded due to anti-dilutive effect.

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Income	Shares (a)	Per Share	Loss	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss)	$32,675			$(5,751)
Less: Net income attributable to redeemable noncontrolling interest	(4,661)			(4,516)
Less: TypTap Group’s net (income) loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	(233)			1,189
Net income (loss) attributable to HCI	27,781			(9,078)
Less: (Income) loss attributable to participating securities	(985)			590
Basic Earnings (Loss) Per Share:
Income (loss) allocated to common stockholders	26,796	8,290	$3.23	(8,488)	9,249	$(0.92)
Effect of Dilutive Securities: *
Stock options	—	58		—	—
Convertible senior notes	3,844	2,538		—	—
Diluted Earnings (Loss) Per Share:
Income (loss) available to common stockholders and assumed conversions	$30,640	10,886	$2.81	$(8,488)	9,249	$(0.92)

(a)
Shares in thousands.

* For the six months ended June 30, 2023, warrants were excluded due to anti-dilutive effect. For the six months ended June 30, 2022,

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

convertible senior notes, stock options, and warrants were excluded due to anti-dilutive effect.

Note 18 -- Redeemable Noncontrolling Interest

The following table summarizes the activity of redeemable noncontrolling interest during the six months ended June 30, 2023 and 2022:

	2023	2022
Balance at January 1	$93,553	$89,955
Increase (decrease):
Accrued cash dividends	1,637	1,342
Accretion - increasing dividend rates	687	906
Dividends paid	(3,012)	(2,508)
Balance at March 31	$92,865	$89,695
Increase (decrease):
Accrued cash dividends	1,875	1,500
Accretion - increasing dividend rates	462	768
Balance at June 30	$95,202	$91,963

For the three months ended June 30, 2023 and 2022, net income attributable to redeemable noncontrolling interest was $2,337 and $2,268, respectively, consisting of accrued cash dividends of $1,875 and $1,500, respectively, and accretion related to increasing dividend rates of $462 and $768, respectively. For the six months ended June 30, 2023 and 2022, net income attributable to redeemable noncontrolling interest was $4,661 and $4,516, respectively, consisting of accrued cash dividends of $3,512 and $2,842, respectively, and accretion related to increasing dividend rates of $1,149 and $1,674, respectively.

Note 19 -- Equity

Stockholders’ Equity

Common Stock

The Company’s 2022 stock repurchase plan was completed and no new stock repurchase plan has been approved by the Board of Directors.

In March 2022, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees during 2022. During the three and six months ended June 30, 2022, the Company repurchased and retired 29,465 shares at a weighted average price per share of $63.92 under this authorized repurchase plan. The total cost of shares repurchased under this plan, inclusive of fees and commissions, during the three and six months ended June 30, 2022 was $1,884 or $63.95 per share.

On April 14, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on June 16, 2023 to stockholders of record on May 19, 2023.

Warrants

At June 30, 2023, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock at an exercise price of $54.40. The warrants expire on February 26, 2025.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Share Repurchase Agreement

In conjunction with the issuance of the 4.75% Convertible Senior Notes in May 2022, the Company used $66,853 of the net proceeds to repurchase and retire an aggregate of 1,037,600 shares of its common stock from institutional investors at a price of $64.43 per share.

Noncontrolling Interests

At June 30, 2023, there were 80,525,545 shares of TTIG’s common stock outstanding, of which 5,525,545 shares were not owned by HCI.

During the three and six months ended June 30, 2023, TTIG repurchased and retired a total of 28,700 and 62,808 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the three and six months ended June 30, 2023 was $39 and $237, respectively. During the three and six months ended June 30, 2022, TTIG repurchased and retired a total of 45,239 and 66,983 shares, respectively, of its common stock. The total cost of purchasing noncontrolling interests during the three and six months ended June 30, 2022 was $262 and $389, respectively.

Note 20 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At June 30, 2023, there were 1,105,625 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six months ended June 30, 2023 and 2022 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2023	440,000	$45.25	5.6 years	$—
Outstanding at March 31, 2023	440,000	$45.25	5.3 years	$3,146
Outstanding at June 30, 2023	440,000	$45.25	5.1 years	$7,863
Exercisable at June 30, 2023	412,500	$45.07	5.0 years	$7,447

Outstanding at January 1, 2022	440,000	$45.25	6.6 years	$18,119
Outstanding at March 31, 2022	440,000	$45.25	6.3 years	$10,494
Outstanding at June 30, 2022	440,000	$45.25	6.1 years	$9,354
Exercisable at June 30, 2022	357,500	$44.23	5.8 years	$7,965

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

There were no options exercised during the three and six months ended June 30, 2023 and 2022. For the three months ended June 30, 2023 and 2022, the Company recognized $76 and $161, respectively, of compensation expense related to stock options which is included in general and administrative personnel expenses. For the six months ended June 30, 2023 and 2022, the Company recognized $166 and $345, respectively, of compensation expense. Deferred tax benefits related to stock options were $0 for the three and six months ended June 30, 2023 and 2022. At June 30, 2023 and December 31, 2022, there was $169 and $336, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 7 months.

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

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2023 and 2022 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2023	342,459	$39.86
Granted	6,000	$51.76
Vested	(40,352)	$54.83
Forfeited	(2,125)	$40.33
Nonvested at March 31, 2023	305,982	$38.11
Granted	7,000	$58.52
Vested	(34,689)	$45.56
Forfeited	(295)	$55.41
Nonvested at June 30, 2023	277,998	$37.68

Nonvested at January 1, 2022	679,997	$39.72
Granted	4,000	$70.58
Vested	(50,667)	$50.68
Forfeited	(3,265)	$45.85
Nonvested at March 31, 2022	630,065	$39.00
Granted	3,000	$67.30
Vested	(51,125)	$45.04
Forfeited	(700)	$45.61
Nonvested at June 30, 2022	581,240	$38.61

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,133 and $3,184 for the three months ended June 30, 2023 and 2022, respectively, and $2,320 and $6,452 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, there was approximately $6,346 and $8,048, respectively, of total unrecognized

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.9 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Deferred tax benefits recognized	$254	$639	$517	$1,291
Tax benefits realized for restricted stock and paid dividends	$521	$902	$820	$1,304
Fair value of vested restricted stock	$1,580	$2,303	$3,793	$4,871

Subsidiary Equity Plan

For the three months ended June 30, 2023 and 2022, TypTap Group recognized compensation expense related to its stock-based awards of $658 and $897, respectively. For the six months ended June 30, 2023 and 2022, TypTap Group recognized compensation expense related to its stock-based awards of $1,487 and $1,782, respectively. At June 30, 2023 and December 31, 2022, there was $5,940 and $7,876, respectively, of unrecognized compensation expense related to nonvested subsidiary restricted stock and stock options.

Note 21 -- Commitments and Contingencies

Obligations under One Multi-Year Reinsurance Contract

As of June 30, 2023, the Company has a contractual obligation related to one multi-year reinsurance contract entered into effective June 1, 2022. The contract may be cancelled only with the other party’s consent or when its experience account is positive at the end of each contract year. The future minimum aggregate premium amount payable to the reinsurer is $91,350 due in the 12 months following June 30, 2023.

Capital Commitments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At June 30, 2023, there was an aggregate unfunded balance of $5,791.

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

In April 2023, the FLOIR approved an assessment for FIGA in order to secure funds for the payment of covered claims relating to the liquidation of one insurance company. The FIGA assessment will be levied at 1% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, will be assessed on new and renewal policies with effective dates beginning October 1, 2023

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

through September 30, 2024 and continuing until the end of the assessment year in which the Series 2023A Bonds issued by the Florida Insurance Assistance Interlocal Agency have been paid in full.

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of June 30, 2023, the FIGA assessments payable by the Company were $3,071.

Note 22 -- Related Party Transaction

HCPCI and TypTap have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participates as a subscribing reinsurer and agrees to indemnify HCPCI and TypTap for a portion of reinstatement premium which HCPCI or TypTap respectively pays or becomes liable to pay to reinstate reinsurance protection. The $1,099 premium, a rate which management believes to be competitive with market rates, will be paid over four installments, each of which is to be deposited into a trust account in order to fully collateralize Oxbridge’s exposure. Trust assets may be withdrawn by HCPCI and TypTap or the trust beneficiaries in the event amounts are due under the 2023-2024 RPP contracts. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s chairman of its board of directors and chief executive officer and is an investor in that company.

Note 23 -- Subsequent Events

On July 3, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 15, 2023 to stockholders of record on August 18, 2023.

On July 3, 2023, 1,000,000 voting shares of TTIG's Series A-1 Preferred Stock were exchanged for 1,000,000 non-voting shares of TTIG's Series A-2 Preferred Stock. The exchange did not change the number of shares of TTIG capital stock issued and outstanding.

On July 11, 2023, Greenleaf Capital, LLC, the Company’s real estate subsidiary, entered into an agreement to purchase vacant land in Haines City, Florida for the purpose of constructing a retail shopping center to be anchored by a well-known grocery store chain. The purchase is expected to be completed in August 2023. The price will be determined in accordance with terms specified in the agreement.

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
TypTap Group
▪
Property and casualty insurance
▪
Information technology
c)
Real Estate Operations
d)
Other Operations
▪
Holding company operations

For the three months ended June 30, 2023 and 2022, revenues from HCPCI insurance operations before intracompany elimination represented 65.1% and 69.8%, respectively, and revenues from TypTap Group represented 33.4% and 27.9%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2023 and 2022, revenues from HCPCI insurance operations before intracompany elimination represented 63.3% and 69.8%, respectively, and revenues from TypTap Group represented 34.9% and 28.1%, respectively, of total revenues of all operating segments. At June 30, 2023 and December 31, 2022, HCPCI insurance operations’ total assets represented 56.3% and 53.4%, respectively, and TypTap Group’s total assets represented 35.3% and 37.9%, respectively, of the combined assets of all operating segments. See Note 14 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

HCPCI Insurance Operations

Property and Casualty Insurance

HCPCI has historically provided various forms of residential insurance products such as homeowners insurance, fire insurance, flood insurance and wind-only insurance. HCPCI is authorized to write residential property and casualty insurance in the states of Arkansas, California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina and Texas. Currently, Florida is HCPCI’s primary market.

Due to the reduced availability and affordability of flood reinsurance coverage, HCPCI will cease to offer flood insurance policies in 2023. The discontinuation does not have a material impact to HCPCI’s results of operations as the gross premiums earned from such policies comprised less than 1% of total HCPCI gross premiums earned during 2022.

Reinsurance and other auxiliary operations

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”). We selectively retain risk in Claddaugh, reducing the cost of third-party reinsurance. Claddaugh fully collateralizes its exposure to HCPCI and TypTap by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts, however Claddaugh did not enter into any retrocession contracts for the 2023-2024 treaty year. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations also include claim adjusting and processing services.

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

Property and Casualty Insurance

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium since 2016. TypTap’s policies in force have increased from 6,721 in January 2018 to 91,931 at June 30, 2023. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently. As of July 28, 2023, TypTap has been approved to offer homeowners coverage in 30 states outside of Florida.

TypTap is also phasing out its flood insurance products during 2023 due to the reduced availability and affordability of flood reinsurance coverage. The discontinuation does not have a material impact to TypTap’s results of operations as the gross premiums earned from such policies comprised less than 5% of total TypTap gross premiums earned during 2022.

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

Recent Events

On July 3, 2023, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 15, 2023 to stockholders of record on August 18, 2023.

On July 11, 2023, Greenleaf Capital, LLC, our real estate subsidiary, entered into an agreement to purchase vacant land in Haines City, Florida for the purpose of constructing a retail shopping center to be anchored by a well-known grocery store chain. The purchase is expected to be completed in August 2023. The final price will be determined in accordance with terms specified in the agreement.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Gross premiums earned	$181,946	$181,124	$362,014	$360,049
Premiums ceded	(66,390)	(56,205)	(136,899)	(109,367)
Net premiums earned	115,556	124,919	225,115	250,682
Net investment income	8,794	3,684	26,509	6,552
Net realized investment losses	(230)	(6)	(1,379)	(320)
Net unrealized investment gains (losses)	897	(4,234)	1,426	(7,810)
Policy fee income	1,469	1,052	2,559	2,109
Other income	841	511	2,126	1,753
Total revenue	127,327	125,926	256,356	252,966
Expenses
Losses and loss adjustment expenses	61,890	86,830	122,455	159,534
Policy acquisition and other underwriting expenses	22,618	26,863	45,338	56,271
General and administrative personnel expenses	14,272	15,301	27,774	29,335
Interest expense	2,667	1,515	5,468	2,116
Other operating expenses	5,614	6,977	11,919	13,269
Total expenses	107,061	137,486	212,954	260,525
Income (loss) before income taxes	20,266	(11,560)	43,402	(7,559)
Income tax expense (benefit)	5,384	(3,018)	10,727	(1,808)
Net income (loss)	14,882	(8,542)	32,675	(5,751)
Net income attributable to noncontrolling interests	(2,439)	(1,439)	(4,894)	(3,327)
Net income (loss) after noncontrolling interests	$12,443	$(9,981)	$27,781	$(9,078)
Ratios to Net Premiums Earned:
Loss Ratio	53.56%	69.51%	54.40%	63.64%
Expense Ratio	38.79%	40.55%	40.05%	40.29%
Combined Ratio	92.35%	110.06%	94.45%	103.93%
Ratios to Gross Premiums Earned:
Loss Ratio	34.02%	47.94%	33.83%	44.31%
Expense Ratio	24.63%	27.97%	24.90%	28.05%
Combined Ratio	58.65%	75.91%	58.73%	72.36%
Earnings (Loss) Per Share Data:
Basic	$1.45	$(1.04)	$3.23	$(0.92)
Diluted	$1.28	$(1.04)	$2.81	$(0.92)

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Our results of operations for the three months ended June 30, 2023 reflect net income of approximately $14,882,000 or $1.28 diluted earnings per share, compared with net loss of approximately $8,542,000 or $1.04 loss per share, for the three months ended June 30, 2022. The quarter-over-quarter increase was primarily due to a $24,940,000 decrease in losses and loss adjustment expenses, a $10,017,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses), a $4,245,000 decrease in policy acquisition and other underwriting expenses, and a $1,029,000 decrease in general and administrative personnel expenses, offset by a $10,185,000 increase in premiums ceded and a $1,152,000 increase in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended June 30, 2023 and 2022 were approximately $181,946,000 and $181,124,000, respectively. The $822,000 increase was primarily attributable to the effect of premium rate increases, offset by a reduction in the number of policies in force. Gross premiums earned from the United insurance policies assumed were $0 for the three months ended June 30, 2023 compared with $16,237,000 for the three months ended June 30, 2022. HCPCI gross premiums earned were $96,875,000 for the three months ended June 30, 2023 compared with $113,681,000 for the three months ended June 30, 2022. TypTap’s gross premiums earned were $85,071,000 compared with $67,443,000 for the same comparative period in 2022.

Premiums Ceded for the three months ended June 30, 2023 and 2022 were approximately $66,390,000 and $56,205,000, respectively, representing 36.5% and 31.0%, respectively, of gross premiums earned. The $10,185,000 increase was primarily attributable to higher reinsurance costs for the 2023-2024 contract year and an increased overall reinsurance coverage amount for Florida, offset by a reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts.
Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts. For the three months ended June 30, 2023, premiums ceded included a decrease of $6,993,000 related to retrospective provisions compared with a decrease of $6,390,000 for the three months ended June 30, 2022. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended June 30, 2023 and 2022 totaled approximately $113,593,000 and $129,947,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The decrease in 2023 primarily resulted from an increase in premiums ceded to reinsurers and a reduction in the number of policies in force as described above. We had approximately 200,000 policies in force at June 30, 2023 as compared with approximately 261,700 policies in force at June 30, 2022.

Net Premiums Earned for the three months ended June 30, 2023 and 2022 were approximately $115,556,000 and $124,919,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended
	June 30,
	2023	2022
Net Premiums Written	$113,593	$129,947
Decrease (Increase) in Unearned Premiums	1,963	(5,028)
Net Premiums Earned	$115,556	$124,919

Net Investment Income for the three months ended June 30, 2023 and 2022 was approximately $8,794,000 and $3,684,000, respectively. The $5,110,000 increase was attributable to a $2,864,000 increase in interest income from cash and cash equivalents, and a $3,983,000 increase in income from available-for-sale fixed-maturity securities, offset by a $1,776,000 decrease in income from real estate investments and unconsolidated joint venture. See Net Investment Income under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Unrealized Investment Gains for the three months ended June 30, 2023 were approximately $897,000 compared with approximately $4,234,000 of net unrealized investment losses for the three months ended June 30, 2022. The increase was primarily attributable to an overall improvement in the equity market compared with the three months ended June 30, 2022.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $61,890,000 and $86,830,000 for the three months ended June 30, 2023 and 2022, respectively. The losses and loss adjustment expenses of HCPCI Insurance Operations were $27,653,000 and $48,692,000 for the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily attributable to the lower number of policies in force as well as fewer claims and less litigation related to Florida policies as compared with the second quarter of 2022. Losses and loss adjustment expenses for TypTap were $34,937,000 compared with $38,692,000 for the same comparative period. The decrease was attributable to a reduction in the amount of claims and litigation related to Florida policies when compared with the second quarter of 2022. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2023 and 2022 were approximately $22,618,000 and $26,863,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, commission and catastrophe allowance paid to United, and premium taxes. Policy acquisition expenses for HCPCI Insurance Operations were $10,617,000 for the three months ended June 30, 2023 compared with $16,561,000 for the three months ended June 30, 2022. The decrease in amortized costs was primarily due to a reduction of policies in force. TypTap Group policy acquisition expenses were $12,019,000 compared with $10,302,000 for the same comparative period, with the increase due to higher amortized costs attributable to the accelerated transition of United policies, offset by lower policy acquisition costs in Florida resulting from lower commissions.

General and Administrative Personnel Expenses for the three months ended June 30, 2023 and 2022 were approximately $14,272,000 and $15,301,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter decrease of $1,029,000 was primarily attributable to a decrease in stock-based compensation expense and an increase in recovered and capitalized payroll costs, offset by an adjustment to increase employee incentive bonuses, an increase in the headcount of temporary and full-time employees and merit increases for non-executive employees effective in late February 2023.

Interest Expense for the three months ended June 30, 2023 and 2022 was approximately $2,667,000 and $1,515,000, respectively. The increase primarily resulted from interest expense related to our 4.75% Convertible Senior Notes issued in May 2022, partially offset by decreased interest expense from a reduction in promissory notes on our real estate investments.

Income Tax Expense for the three months ended June 30, 2023 was approximately $5,384,000 for state, federal, and foreign income taxes compared with $3,018,000 of income tax benefit for the three months ended June 30, 2022, resulting in effective tax rates of 26.6% and 26.1%, respectively. The increase in the effective tax rate was primarily attributable to the increase in non-deductible compensation, partially offset by the release of valuation allowance established in 2022 during the second quarter of 2023 and the recognition of tax benefits attributable to restricted stock that vested in May 2023.

Ratios:

The loss ratio applicable to the three months ended June 30, 2023 (losses and loss adjustment expenses incurred related to net premiums earned) was 53.6% compared with 69.5% for the three months ended June 30, 2022. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses due to fewer claims and less litigation related to Florida policies, and higher average premium per policy as compared with the second quarter of 2022.

The expense ratio applicable to the three months ended June 30, 2023 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 38.8% compared with 40.6% for the three months ended June 30, 2022. The decrease in our expense ratio was primarily attributable to the decrease in policy acquisition, underwriting, personnel, and other operating expenses, offset in part by an increase in reinsurance costs and the increase in interest expense.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2023 was 92.4% compared with 110.1% for the three months ended June 30, 2022. The decrease in 2023 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended June 30, 2023 was 58.7% compared with 75.9% for the three months ended June 30, 2022. The decrease in 2023 was primarily attributable to the decrease in losses and loss adjustment expenses and the decrease in policy acquisition, underwriting, personnel, and other operating expenses, offset in part by the increase in interest expense.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Our results of operations for the six months ended June 30, 2023 reflect net income of approximately $32,675,000 or $2.81 diluted earnings per share, compared with net loss of approximately $5,751,000 or $0.92 loss per share, for the six months ended June 30, 2022. The period-over-period increase was primarily due to a $37,079,000 decrease in losses and loss adjustment expenses, a $28,134,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses), a $10,933,000 decrease in policy acquisition and other underwriting expenses, and a $1,561,000 decrease in general and administrative personnel expenses, offset by a $27,532,000 increase in premiums ceded and a $3,352,000 increase in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the six months ended June 30, 2023 and 2022 were approximately $362,014,000 and $360,049,000, respectively. The $1,965,000 increase was primarily attributable to the effect of premium rate increases, offset by a reduction in the number of policies in force. Gross premiums earned from the United insurance policies assumed were $7,163,000 for the six months ended June 30, 2023 compared with $46,316,000 for the six months ended June 30, 2022. HCPCI gross premiums earned were $189,331,000 for the six months ended June 30, 2023 compared with $231,984,000 for the six months ended June 30, 2022. TypTap’s gross premiums earned were $172,683,000 compared with $128,065,000 for the same comparative period in 2022.

Premiums Ceded for the six months ended June 30, 2023 and 2022 were approximately $136,899,000 and $109,367,000, respectively, representing 37.8% and 30.4%, respectively, of gross premiums earned. The $27,532,000 increase was primarily attributable to higher reinsurance costs for the 2023-2024 contract year and an increased overall reinsurance coverage amount for Florida, offset by a reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts.

For the six months ended June 30, 2023, premiums ceded included a decrease of $13,986,000 related to retrospective provisions compared with a decrease of $7,874,000 for the six months ended June 30, 2022. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the six months ended June 30, 2023 and 2022 totaled approximately $242,938,000 and $254,079,000, respectively. The decrease in 2023 primarily resulted from the factors described earlier.

Net Premiums Earned for the six months ended June 30, 2023 and 2022 were approximately $225,115,000 and $250,682,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net Premiums Written	$242,938	$254,079
Increase in Unearned Premiums	(17,823)	(3,397)
Net Premiums Earned	$225,115	$250,682

Net Investment Income for the six months ended June 30, 2023 and 2022 was approximately $26,509,000 and $6,552,000, respectively. The $19,957,000 increase was attributable to a $7,678,000 increase in income from real estate investments, a $7,570,000 increase in income from available-for-sale fixed-maturity securities, and a $6,378,000 increase in interest income from cash and cash equivalents. See Net Investment Income under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Losses for the six months ended June 30, 2023 and 2022 were approximately $1,379,000 and $320,000, respectively. The increase was primarily attributable to net realized losses of approximately $1,333,000 from sales of fixed-maturity and equity securities during the six months ended June 30, 2023 compared with net realized losses of approximately $476,000 from sales of these securities during the corresponding period in 2022.

Net Unrealized Investment Gains for the six months ended June 30, 2023 were approximately $1,426,000 compared with approximately $7,810,000 of net unrealized investment losses for the six months ended June 30, 2022. The increase was primarily attributable to an overall improvement in the equity market compared with the six months ended June 30, 2022.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $122,455,000 and $159,534,000 for the six months ended June 30, 2023 and 2022, respectively. The losses and loss adjustment expenses of HCPCI Insurance Operations were $56,435,000 and $92,687,000 for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily attributable to the lower number of policies in force as well as fewer claims and less litigation related to Florida policies as compared with the first half of 2022. Losses and loss adjustment expenses for TypTap were $67,993,000 compared with $67,680,000 for the same comparative period. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2023 and 2022 were approximately $45,338,000 and $56,271,000 on a consolidated basis, respectively. Policy acquisition expenses for HCPCI Insurance Operations were $20,893,000 for the six months ended June 30, 2023 compared with $36,264,000 for the six months ended June 30, 2022. The decrease in amortized costs was primarily due to a reduction of policies in force. TypTap Group policy acquisition expenses were $24,493,000 compared with $20,007,000 for the same comparative period, with the increase due to higher amortized costs attributable to the accelerated transition of United policies, offset by lower policy acquisition costs in Florida resulting from lower commissions.

General and Administrative Personnel Expenses for the six months ended June 30, 2023 and 2022 were approximately $27,774,000 and $29,335,000, respectively. The period-over-period decrease of $1,561,000 was primarily attributable to a decrease in stock-based compensation expense and an increase in recovered and capitalized payroll costs, offset by an adjustment to increase employee incentive bonuses, an increase in the headcount of temporary and full-time employees and merit increases for non-executive employees effective in late February 2023.

Interest Expense for the six months ended June 30, 2023 and 2022 was approximately $5,468,000 and $2,116,000, respectively. The increase primarily resulted from interest expense related to our 4.75% Convertible Senior Notes issued in May 2022, partially offset by decreased interest expense from a reduction in promissory notes on our real estate investments.

Income Tax Expense for the six months ended June 30, 2023 was approximately $10,727,000 for state, federal, and foreign income taxes compared with $1,808,000 of income tax benefit for the six months ended June 30, 2022, resulting in effective tax rates of 24.7% and 23.9%, respectively. The increase in the effective tax rate was primarily attributable to the increase in non-deductible compensation, partially offset by the release of valuation allowance established in 2022 during the first half of 2023 and the recognition of tax benefits attributable to restricted stock that vested in February and May 2023.

Ratios:

The loss ratio applicable to the six months ended June 30, 2023 (losses and loss adjustment expenses incurred related to net premiums earned) was 54.4% compared with 63.6% for the six months ended June 30, 2022. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses due to fewer claims and less litigation related to Florida policies, and higher average premium per policy as compared with the first half of 2022.

The expense ratio applicable to the six months ended June 30, 2023 was 40.1% compared with 40.3% for the six months ended June 30, 2022. The decrease in our expense ratio was primarily attributable to the increase in reinsurance costs and the increase in interest expense, offset by the decrease in policy acquisition, underwriting, personnel, and other operating expenses.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2023 was 94.5% compared with 103.9% for the six months ended June 30, 2022. The decrease in 2023 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the six months ended June 30, 2023 was 58.7% compared with 72.4% for the six months ended June 30, 2022. The decrease in 2023 was primarily attributable to the decrease in losses and loss adjustment expenses and the decrease in policy acquisition, underwriting, personnel, and other operating expenses, offset in part by the increase in interest expense.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at June 30, 2023:

	Maturity Date	Payment Due Date
4.75% Convertible Senior Notes*	June 2042	June 1 and December 1
4.25% Convertible Senior Notes**	March 2037	March 1 and September 1
4.55% Promissory Note	Through August 2036	1st day of each month
5.50% Promissory Note***	Through July 2033	1st day of each month
Finance leases	Through October 2024	Various
Revolving credit facility	Through December 2024	January 1, April 1, July 1, October 1

*	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on June 1, 2027, June 1, 2032 or June 1, 2037.
**	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on March 1, 2027 or March 1, 2032.
***	First payment began August 1, 2023.

See Note 11 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. At June 30, 2023, there was an aggregate unfunded capital balance of $5,791,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

Sources and Uses of Cash

Cash Flows for the Six Months Ended June 30, 2023

Net cash provided by operating activities for the six months ended June 30, 2023 was approximately $5,944,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $141,630,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $59,675,000 was primarily due to the proceeds from calls, repayments and maturities of fixed-maturity securities of $258,207,000, the proceeds from sales of real estate investments of $21,746,000, the proceeds from sales of fixed-maturity and equity securities of $18,360,000, and distributions received from limited partnership investments of $2,596,000, offset by the purchases of fixed-maturity and equity securities of $237,811,000, purchases of property and equipment of $2,762,000, and purchases of real estate investments of $744,000. Net cash used in financing activities totaled $6,402,000, which was primarily due to the redemption of long-term debt of $6,895,000, $6,869,000 of cash dividend payments, cash dividends paid to redeemable noncontrolling interest of $3,012,000, $784,000 of share repurchases, and repayments of long-term debt of $328,000, offset by the proceeds from issuance of long-term debt of $12,000,000.

Cash Flows for the Six Months Ended June 30, 2022

Net cash provided by operating activities for the six months ended June 30, 2022 was approximately $21,629,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $26,584,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $360,095,000 was primarily due to the purchases of fixed-maturity and equity securities of $394,021,000, the purchases of property and equipment of $4,229,000, and the purchase of intangible assets from United of $3,800,000, offset by the proceeds from sales of fixed-maturity and equity securities of $35,921,000, the proceeds from calls, repayments and maturities of fixed-maturity securities of $4,020,000, and distributions received from limited partnership investments of $2,335,000. Net cash provided by financing activities totaled $70,267,000, which was primarily due to the proceeds from issuance of 4.75% Convertible Senior Notes of $172,500,000, offset by $69,987,000 of share repurchases, net repayment of our revolving credit facility of $15,000,000, $8,091,000 of net cash dividend payments, debt issuance costs paid of $5,757,000, cash dividends paid to redeemable noncontrolling interest of $2,508,000, and repayments of long-term debt of $501,000.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and fixed-maturity and equity securities.

At June 30, 2023, we had $482,664,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2023, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2023, $675,488,000 of the total $748,955,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $73,467,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At June 30, 2023, $62,087,000 of the $73,467,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $863,765,000 at December 31, 2022 to $748,955,000 at June 30, 2023. The $114,810,000 decrease is comprised of reductions in our catastrophe Reserves of $112,592,000 primarily specific to Hurricane Ian and Hurricane Irma, and reductions in our non-catastrophe Reserves of $64,612,000 for 2022 and $17,057,000 for 2021 and prior loss years, offset by $79,451,000 in reserves established for the 2023 loss year. The Reserves established for 2023 claims are primarily driven by an allowance for those claims that have been incurred but not reported to the company as of June 30, 2023. The decrease of $194,261,000 specific to our 2022 and prior loss-years reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at June 30, 2023 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended June 30, 2023 and 2022, we accrued benefits of $6,993,000 and $6,390,000, respectively. For the six months ended June 30, 2023 and 2022, we accrued benefits of $13,986,000 and $7,874,000, respectively. The accrual of benefits was recognized as a reduction in ceded premiums.

As of June 30, 2023, we had $30,303,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 10, 2023. For the six months ended June 30, 2023, there have been no other material changes with respect to any of our critical accounting policies.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at June 30, 2023 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2023 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$428,912	$(14,062)	-3.17%
200 basis point increase	433,599	(9,375)	-2.12%
100 basis point increase	438,286	(4,688)	-1.06%
100 basis point decrease	447,662	4,688	1.06%
200 basis point decrease	452,350	(9,375)	2.12%
300 basis point decrease	457,039	(14,065)	3.18%

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

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2023 (amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$13,367	3	$13,326	3
AA+, AA, AA-	412,410	91	404,268	91
A+, A, A-	13,479	3	12,907	3
BBB+, BBB, BBB-	11,117	2	10,743	2
BB+, BB, BB-	1,995	1	1,730	1
Total	$452,368	100	$442,974	100

Equity Price Risk

Our equity investment portfolio at June 30, 2023 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at June 30, 2023 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Consumer	$6,346	16
Financial	4,025	10
Technology	2,900	7
Other (1)	2,779	7
	16,050	40
Mutual funds and exchange-traded funds by type:
Debt	17,429	44
Equity	6,098	16
Alternative	113	—
	23,640	60
Total	$39,690	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2023, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b)
Repurchases of Securities

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs
April 30, 2023	—	$—	—	$—
May 31, 2023	8,614	$55.66	—	$—
June 30, 2023	—	$—	—	$—
	8,614	$55.66	—

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

During the six months ended June 30, 2023, our insurance subsidiaries paid dividends of $10,000,000 to HCI.

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

10.25

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.26

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.27

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.28

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.29

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.30

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.31

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2023 issued to TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.32

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2023 issued to TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.33

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.34

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.35

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.36

Reimbursement Contract effective June 1, 2023 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

10.37

Reimbursement Contract effective June 1, 2023 between TypTap Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

10.38

RAP Reimbursement Contract effective June 1, 2023 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Reinsurance to Assist Policyholders Program (“RAP Program”).

10.39

RAP Reimbursement Contract effective June 1, 2023 between TypTap Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Reinsurance to Assist Policyholders Program (“RAP Program”).

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

10.62	Amended and Restated Credit Agreement, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank.

10.63

Security and Pledge Agreement and Revolving Credit Promissory Note, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank. Incorporated by reference to Exhibits 99.2, and 99.3 to our Form 8-K filed June 8, 2023.

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

HCI GROUP, INC.

August 9, 2023	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 9, 2023	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.