Form 10-Q
period 2023-09-30
HCI Group, Inc.
filed 2023-11-08
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on November 1, 2023 was 8,588,183.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $427,063 and $494,197, respectively and allowance for credit losses: $0 and $0, respectively)	$418,676	$483,901
Equity securities, at fair value (cost: $41,244 and $36,272, respectively)	39,940	34,583
Limited partnership investments	23,174	25,702
Investment in unconsolidated joint venture, at equity	—	18
Real estate investments	45,269	71,388
Total investments	527,059	615,592
Cash and cash equivalents	324,019	234,863
Restricted cash	2,987	2,900
Receivable from maturities of fixed-maturity securities	53,000	—
Accrued interest and dividends receivable	3,891	1,952
Income taxes receivable	4,375	2,807
Premiums receivable, net (allowance: $3,581 and $5,362, respectively)	42,121	34,998
Prepaid reinsurance premiums	97,225	66,627
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	29,425	71,594
Unpaid losses and loss adjustment expenses (allowance: $319 and $454, respectively)	462,539	616,765
Deferred policy acquisition costs	45,032	45,522
Property and equipment, net	28,768	17,910
Right-of-use assets - operating leases	1,460	777
Intangible assets, net	8,272	10,578
Funds withheld for assumed business	44,761	48,772
Other assets	48,698	31,671
Total assets	$1,723,632	$1,803,328

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses	$709,089	$863,765
Unearned premiums	395,827	368,047
Advance premiums	32,250	18,587
Reinsurance payable on paid losses and loss adjustment expenses	7,043	8,606
Ceded reinsurance premiums payable	3	17,646
Accrued expenses	25,934	14,534
Reinsurance recovered in advance on unpaid losses	—	19,863
Deferred income taxes, net	4,945	1,704
Long-term debt	208,331	211,687
Lease liabilities - operating leases	1,457	721
Other liabilities	43,895	23,361
Total liabilities	1,428,774	1,548,521
Commitments and contingencies (Note 21)
Redeemable noncontrolling interest (Note 18)	93,801	93,553
Equity:
Common stock (no par value, 40,000,000 shares authorized, 8,590,824 and 8,598,682 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	2,171	—
Retained income	203,766	172,482
Accumulated other comprehensive loss, net of taxes	(5,997)	(9,886)
Total stockholders’ equity	199,940	162,596
Noncontrolling interests	1,117	(1,342)
Total equity	201,057	161,254
Total liabilities, redeemable noncontrolling interest and equity	$1,723,632	$1,803,328

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Gross premiums earned	$188,308	$181,713	$550,322	$541,762
Premiums ceded	(66,152)	(74,741)	(203,051)	(184,108)
Net premiums earned	122,156	106,972	347,271	357,654
Net investment income	9,384	18,530	35,893	25,082
Net realized investment losses	(207)	(884)	(1,586)	(1,204)
Net unrealized investment (losses) gains	(1,041)	(347)	385	(8,157)
Policy fee income	1,092	1,071	3,651	3,180
Other	260	1,312	2,386	3,065
Total revenue	131,644	126,654	388,000	379,620
Expenses
Losses and loss adjustment expenses	66,726	139,794	189,181	299,328
Policy acquisition and other underwriting expenses	22,768	24,678	68,106	80,949
General and administrative personnel expenses	13,864	15,848	41,638	45,183
Interest expense	2,827	2,813	8,295	4,929
Other operating expenses	5,371	7,123	17,290	20,392
Total expenses	111,556	190,256	324,510	450,781
Income (loss) before income taxes	20,088	(63,602)	63,490	(71,161)
Income tax expense (benefit)	4,419	(12,099)	15,146	(13,907)
Net income (loss)	15,669	(51,503)	48,344	(57,254)
Net income attributable to redeemable noncontrolling interest (Note 18)	(2,349)	(2,285)	(7,010)	(6,801)
Net (income) loss attributable to noncontrolling interests	(163)	2,829	(396)	4,018
Net income (loss) after noncontrolling interests	$13,157	$(50,959)	$40,938	$(60,037)
Basic earnings (loss) per share	$1.53	$(5.66)	$4.76	$(6.26)
Diluted earnings (loss) per share	$1.34	$(5.66)	$4.16	$(6.26)

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$15,669	$(51,503)	$48,344	$(57,254)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gains (losses) arising during the period	850	(5,969)	1,002	(12,294)
Reclassification adjustment for net realized losses	157	5	907	426
Net change in unrealized gains (losses)	1,007	(5,964)	1,909	(11,868)
Deferred income taxes on above change	(255)	(1,337)	2,126	154
Total other comprehensive income (loss), net of income taxes	752	(7,301)	4,035	(11,714)
Comprehensive income (loss)	16,421	(58,804)	52,379	(68,968)
Comprehensive (income) loss attributable to noncontrolling interests	(194)	3,095	(542)	4,439
Comprehensive income (loss) after noncontrolling interests	$16,227	$(55,709)	$51,837	$(64,529)

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended September 30, 2023

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at June 30, 2023	8,594,764	$—	$1,062	$194,034	$(6,718)	$188,378	$256	$188,634
Net income	—	—	—	15,345	—	15,345	324	15,669
Net income attributable to redeemable noncontrolling interest	—	—	—	(2,188)	—	(2,188)	(161)	(2,349)
Total other comprehensive income, net of income taxes	—	—	—	—	721	721	31	752
Forfeiture of restricted stock	(3,940)	—	—	—	—	—	—	—
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	667	667
Common stock dividends ($0.40 per share)	—	—	—	(3,426)	—	(3,426)	—	(3,426)
Stock-based compensation	—	—	1,110	—	—	1,110	—	1,110
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(1)	1	—	—	—	—
Balance at September 30, 2023	8,590,824	$—	$2,171	$203,766	$(5,997)	$199,940	$1,117	$201,057

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Nine Months Ended September 30, 2023

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2022	8,598,682	$—	$—	$172,482	$(9,886)	$162,596	$(1,342)	$161,254
Net income	—	—	—	47,446	—	47,446	898	48,344
Net income attributable to redeemable noncontrolling interest	—	—	—	(6,508)	—	(6,508)	(502)	(7,010)
Total other comprehensive income, net of income taxes	—	—	—	—	3,889	3,889	146	4,035
Issuance of restricted stock	13,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(6,360)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(14,498)	—	(784)	—	—	(784)	—	(784)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,917	1,917
Common stock dividends ($1.20 per share)	—	—	—	(10,295)	—	(10,295)	—	(10,295)
Stock-based compensation	—	—	3,596	—	—	3,596	—	3,596
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(641)	641	—	—	—	—
Balance at September 30, 2023	8,590,824	$—	$2,171	$203,766	$(5,997)	$199,940	$1,117	$201,057

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) after noncontrolling interests	$40,938	$(60,037)
Net income attributable to noncontrolling interests	7,406	2,783
Net income (loss)	48,344	(57,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,813	12,709
Net accretion of discount on investments in fixed-maturity securities	(3,332)	(922)
Depreciation and amortization	6,201	5,659
Deferred income tax expense (benefit)	5,367	(9,880)
Net realized investment losses	1,586	1,204
Net unrealized investment (gains) losses	(385)	8,157
Credit loss (recovery) expense - reinsurance recoverable	(135)	361
Net income from unconsolidated joint venture	—	(495)
Distribution received from unconsolidated joint venture	—	489
Net income from limited partnership interests	(648)	(3,064)
Distributions received from limited partnership interests	844	2,417
Loss on extinguishment of debt	177	—
Gain on involuntary conversion	—	(13,402)
Gain on sales of real estate investments	(8,936)	(376)
Foreign currency remeasurement loss	49	91
Other non-cash items	72	(38)
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(1,939)	(1,679)
Income taxes	(1,568)	(4,050)
Premiums receivable, net	(7,123)	16,395
Prepaid reinsurance premiums	(30,598)	(78,184)
Reinsurance recoverable	196,530	(876,707)
Deferred policy acquisition costs	490	9,437
Funds withheld for assumed business	4,011	6,403
Other assets	(18,153)	(11,317)
Losses and loss adjustment expenses	(154,676)	964,677
Unearned premiums	27,780	12,865
Advance premiums	13,663	14,901
Reinsurance payable on paid losses and loss adjustment expenses	(1,563)	(971)
Reinsurance recovered in advance on unpaid losses	(19,863)	—
Ceded reinsurance premiums payable	(17,643)	(19,318)
Accrued expenses and other liabilities	32,956	3,631
Net cash provided by (used in) operating activities	77,321	(18,261)

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from investing activities:
Investments in limited partnership interests	(756)	(1,357)
Distributions received from limited partnership interests	3,088	4,732
Distribution received from unconsolidated joint venture	18	351
Purchase of property and equipment	(5,184)	(5,431)
Purchase of real estate investments	(2,320)	(445)
Purchase of intangible assets	(1,786)	(3,800)
Purchase of fixed-maturity securities	(264,504)	(393,145)
Purchase of equity securities	(15,989)	(20,921)
Purchase of short-term and other investments	(81)	(32)
Compensation received for property relinquished through eminent domain	—	14,500
Proceeds from sales of real estate investments	21,746	667
Proceeds from sales of fixed-maturity securities	17,409	11,694
Proceeds from calls, repayments and maturities of fixed-maturity securities	263,654	52,023
Proceeds from sales of equity securities	10,385	29,316
Proceeds from sales, redemptions and maturities of short-term and other investments	34	496
Net cash provided by (used in) investing activities	25,714	(311,352)
Cash flows from financing activities:
Cash dividends paid	(10,295)	(11,774)
Cash dividends received under share repurchase forward contract	—	77
Net repayment under revolving credit facility	—	(15,000)
Cash dividends paid to redeemable noncontrolling interest	(6,762)	(5,508)
Proceeds from issuance of long-term debt	12,000	172,500
Repayment of long-term debt	(437)	(754)
Redemption of long-term debt	(6,895)	—
Repurchases of common stock	(784)	(68,103)
Repurchases of common stock under share repurchase plan	—	(8,063)
Purchase of noncontrolling interests	(300)	(406)
Debt issuance costs	(279)	(6,014)
Net cash (used in) provided by financing activities	(13,752)	56,955
Effect of exchange rate changes on cash	(40)	(86)
Net increase (decrease) in cash, cash equivalents, and restricted cash	89,243	(272,744)
Cash, cash equivalents, and restricted cash at beginning of period	237,763	631,343
Cash, cash equivalents, and restricted cash at end of period	$327,006	$358,599

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,405	$100
Cash paid for interest	$4,933	$1,665
Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$4,035	$(11,714)
Sale of real estate investments:
Contingent consideration receivable	$125	$—
Long-term debt obligations assumed by the buyer	$8,995	$—
Receivable from maturities of fixed-maturity securities	$53,000	$—
Purchase of real estate investments and intangible assets:
Assumed liability	$4	$—
Acquisition of intangibles:
Contingent consideration payable	$—	$1,069

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

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2023 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2023. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K, which was filed with the SEC on March 10, 2023.

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

Revenue from Claims Processing Services

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the three and nine months ended September 30, 2023, revenues from claims processing services were $4 and $708, respectively. For the three and nine months ended September 30, 2022, revenues from claims processing services were $903 and $2,282, respectively.

Note 3 -- Recent Accounting Pronouncements

Accounting Standards Update No. 2023-01. In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-01 (“ASU 2023-01”) Leases (Topic 842): Common Control Arrangements. For public entities, this update amends the required amortization period for leasehold improvements associated with common control leases to be over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the asset through a lease. In addition, if the lessor is sub-leasing the asset while simultaneously leasing the asset from an entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. Once the lessee no longer controls the use of the asset, the asset will be accounted for as a transfer between entities under common control through an adjustment to equity. ASU 2023-01 is effective for the Company beginning with the first quarter of 2024. The Company does not expect this update will have a material impact on its future financial position.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$324,019	$234,863
Restricted cash	2,987	2,900
Total	$327,006	$237,763

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

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At September 30, 2023 and December 31, 2022, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of September 30, 2023
U.S. Treasury and U.S. government agencies	$398,492	$—	$2	$(6,923)	$391,571
Corporate bonds	27,672	—	1	(1,425)	26,248
States, municipalities, and political subdivisions	405	—	—	—	405
Exchange-traded debt	494	—	—	(42)	452
Total	$427,063	$—	$3	$(8,390)	$418,676
As of December 31, 2022
U.S. Treasury and U.S. government agencies	$463,648	$—	$59	$(9,105)	$454,602
Corporate bonds	28,378	—	20	(1,205)	27,193
States, municipalities, and political subdivisions	1,389	—	—	(6)	1,383
Exchange-traded debt	683	—	2	(52)	633
Redeemable preferred stock	99	—	—	(9)	90
Total	$494,197	$—	$81	$(10,377)	$483,901

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$251,810	$250,533	$266,170	$265,353
Due after one year through five years	171,795	165,188	223,153	214,307
Due after five years through ten years	2,964	2,504	4,380	3,797
Due after ten years	494	451	494	444
	$427,063	$418,676	$494,197	$483,901

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

The fair value of fixed-maturity securities on deposit with various regulatory authorities at September 30, 2023 and December 31, 2022 was $1,760 and $1,100, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three and nine months ended September 30, 2023 and 2022 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2023	$5,326	$—	$(157)
Three months ended September 30, 2022	$200	$—	$(5)
Nine months ended September 30, 2023	$17,409	$—	$(907)
Nine months ended September 30, 2022	$11,694	$13	$(439)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2023	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(387)	$188,662	$(6,536)	$200,913	$(6,923)	$389,575
Corporate bonds	(120)	5,835	(1,305)	20,278	(1,425)	26,113
Exchange-traded debt	(42)	452	—	—	(42)	452
Total available-for-sale securities	$(549)	$194,949	$(7,841)	$221,191	$(8,390)	$416,140

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(8,701)	$269,116	$(404)	$4,644	$(9,105)	$273,760
Corporate bonds	(909)	23,028	(296)	2,541	(1,205)	25,569
States, municipalities, and political subdivisions	(6)	1,383	—	—	(6)	1,383
Exchange-traded debt	(52)	463	—	—	(52)	463
Redeemable preferred stock	(9)	90	—	—	(9)	90
Total available-for-sale securities	$(9,677)	$294,080	$(700)	$7,185	$(10,377)	$301,265

At September 30, 2023 and December 31, 2022, there were 100 and 84 securities, respectively, in an unrealized loss position.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three and nine months ended September 30, 2023 and 2022.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At September 30, 2023 and December 31, 2022, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
September 30, 2023	$41,244	$2,538	$(3,842)	$39,940
December 31, 2022	$36,272	$2,078	$(3,767)	$34,583

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net losses recognized	$(1,091)	$(1,279)	$(247)	$(9,144)
Exclude: Net realized losses recognized for securities sold	(50)	(932)	(632)	(987)
Net unrealized (losses) gains recognized	$(1,041)	$(347)	$385	$(8,157)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and nine months ended September 30, 2023 and 2022 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2023	$4,108	$215	$(265)
Three months ended September 30, 2022	$4,889	$135	$(1,067)
Nine months ended September 30, 2023	$10,385	$317	$(949)
Nine months ended September 30, 2022	$29,316	$1,988	$(2,975)

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

	September 30, 2023			December 31, 2022
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$3,385	$—	15.37	$4,146	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	2,312	—	1.25	2,528	—	1.66
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	3,541	—	0.18	5,319	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	3,269	—	0.55	3,470	—	0.56
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	7,678	2,543	1.32	7,457	3,125	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	2,989	2,388	0.55	2,782	2,536	0.98
Total	$23,174	$4,931		$25,702	$5,661

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating results:
Total income	$4,028	$208,468	$42,195	$724,413
Total expenses	(24,066)	(45,537)	(51,163)	(117,877)
Net (loss) income	$(20,038)	$162,931	$(8,968)	$606,536

	September 30,	December 31,
	2023	2022
Balance sheet:
Total assets	$4,360,676	$5,119,695
Total liabilities	$255,622	$430,354

For the three and nine months ended September 30, 2023, the Company recognized net investment income from limited partnerships of $106 and $648, respectively. During the three and nine months ended September 30, 2023, the Company received total cash distributions of $915 and $3,932, respectively, including returns on investment of $423 and $844, respectively.

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

At September 30, 2023 and December 31, 2022, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $22,646 and $24,978, respectively, and the Company’s maximum exposure to loss aggregated $23,174 and $25,702, respectively.

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

e) Real Estate Investments

Real estate investments consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Land	$31,052	$38,327
Land improvements	4,388	12,138
Buildings and building improvements	12,544	29,410
Tenant and leasehold improvements	1,846	1,742
Other	1,603	1,649
Total, at cost	51,433	83,266
Less: accumulated depreciation and amortization	(6,164)	(11,878)
Real estate investments	$45,269	$71,388

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

On September 19, 2023, Grove Haines City, LLC, a real estate subsidiary of Greenleaf Capital, LLC, acquired vacant land in Haines City, Florida and its associated leases for $3,393, including acquisition costs of $100, and assumed a liability of $4. Of the total costs, $1,582 was recognized as real estate investments. See Note 8 -- “Intangible Assets, Net” for information about the acquired leases. The land will be developed into a retail shopping center to be anchored by a well-known grocery store chain. The transaction was determined to be an asset acquisition. Thus, acquisition-related costs were capitalized and allocated among the assets acquired.

Depreciation and amortization expense related to real estate investments was $233 and $480 for the three months ended September 30, 2023 and 2022, respectively, and $914 and $1,469 for the nine months ended September 30, 2023 and 2022, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

f) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Available-for-sale fixed-maturity securities	$4,076	$2,125	$13,231	$3,710
Equity securities	397	288	1,071	875
Investment expense	(126)	(117)	(380)	(367)
Limited partnership investments	106	1,265	648	3,064
Real estate investments	248	13,897	9,811	15,782
Net income from unconsolidated joint venture	—	—	—	495
Cash and cash equivalents	4,683	1,072	11,512	1,523
Net investment income	$9,384	$18,530	$35,893	$25,082

For the nine months ended September 30, 2023, income from real estate investments included a net gain of $6,476 resulting from the sale of the retail shopping center investment property in Melbourne, Florida in March 2023 for a price of $18,500, and also included a net gain of $2,460 resulting from the sale of the retail shopping center investment property in Sorrento, Florida in March 2023 for a price of $13,418.

For the three months ended September 30, 2022, income from real estate investments included a net gain of $13,402 resulting from the sale of 1.5 acres of land in Tampa, Florida in July 2022 for net proceeds of $14,500 to the Florida Department of Transportation in connection with an eminent domain proceeding for a planned road improvement project. For the nine months ended September 30, 2022, in addition to the aforementioned sale of land, income from real estate investments included a net gain of $376 resulting from the sale of the outparcel and $451 of income from selling the liquor license previously owned by the Company’s discontinued restaurant business.

g) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the three and nine months ended September 30, 2023, net realized losses related to other investments were $0 and $47, respectively. For the three and nine months ended September 30, 2022, net realized gains were $53 and $209, respectively.

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

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains (losses)	$850	$215	$635	$(5,969)	$1,336	$(7,305)
Reclassification adjustment for net realized losses	157	40	117	5	1	4
Total other comprehensive income (loss)	$1,007	$255	$752	$(5,964)	$1,337	$(7,301)

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains (losses)	$1,002	$(2,356)	$3,358	$(12,294)	$(262)	$(12,032)
Reclassification adjustment for net realized losses	907	230	677	426	108	318
Total other comprehensive income (loss)	$1,909	$(2,126)	$4,035	$(11,868)	$(154)	$(11,714)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2023
Financial Assets:
Cash and cash equivalents	$324,019	$—	$—	$324,019
Restricted cash	$2,987	$—	$—	$2,987
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$383,780	$7,791	$—	$391,571
Corporate bonds	26,248	—	—	26,248
State, municipalities, and political subdivisions	—	405	—	405
Exchange-traded debt	452	—	—	452
Total available-for-sale securities	$410,480	$8,196	$—	$418,676
Equity securities	$39,940	$—	$—	$39,940

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022
Financial Assets:
Cash and cash equivalents	$234,863	$—	$—	$234,863
Restricted cash	$2,900	$—	$—	$2,900
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$446,233	$8,369	$—	$454,602
Corporate bonds	27,193	—	—	27,193
State, municipalities, and political subdivisions	—	1,383	—	1,383
Exchange-traded debt	633	—	—	633
Redeemable preferred stock	90	—	—	90
Total available-for-sale securities	$474,149	$9,752	$—	$483,901
Equity securities	$34,583	$—	$—	$34,583

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of September 30, 2023 and December 31, 2022:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2023
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$167,948	$—	$162,630	$—	$162,630
4.25% Convertible Senior Notes	23,916	—	24,405	—	24,405
5.50% Promissory Note	11,759	—	—	10,955	10,955
4.55% Promissory Note	4,706	—	—	4,220	4,220
Total long-term debt	$208,329	$—	$187,035	$15,175	$202,210

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2022
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$167,126	$—	$133,167	$—	$133,167
4.25% Convertible Senior Notes	23,916	—	19,473	—	19,473
3.90% Promissory Note	8,943	—	—	8,152	8,152
3.75% Callable Promissory Note	6,789	—	—	6,171	6,171
4.55% Promissory Note	4,900	—	—	4,642	4,642
Total long-term debt	$211,674	$—	$152,640	$18,965	$171,605

Note 8 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	September 30,	December 31,
	2023	2022
Anchor tenant relationships (a)	$—	$1,761
In-place leases	2,221	3,579
Policy renewal rights	10,100	10,100
Non-compete agreements (b)	314	314
Total, at cost	12,635	15,754
Less: accumulated amortization	(4,363)	(5,176)
Intangible assets, net	$8,272	$10,578

(a)
An anchor tenant is a tenant that attracts more customers than other tenants.
(b)
Fully amortized.

The remaining weighted-average amortization periods for the intangible assets as of September 30, 2023 are summarized in the table below:

In-place leases	11.6 years
Policy renewal rights	2.6 years

In connection with the sales of the retail shopping center investment properties in Melbourne, Florida and Sorrento, Florida as described in Note 5 -- “Investments” under Real Estate Investments, the Company derecognized $2,200 of intangible assets, net on March 31, 2023.

In connection with the purchase of the investment property in Haines City, Florida as described in Note 5 -- “Investments” under Real Estate Investments, the Company recognized $1,811 of in-place lease intangible assets on September 19, 2023.

At September 30, 2023 and December 31, 2022, contingent liabilities related to renewal rights intangible assets were $371 and are included in other liabilities on the consolidated balance sheets.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Other Assets

The following table summarizes the Company’s other assets:

	September 30,	December 31,
	2023	2022
Benefits receivable related to retrospective reinsurance contracts	$37,296	$16,317
Reimbursement and fees receivable under TPA service	5,335	7,303
Prepaid expenses	3,376	2,826
Deposits	448	491
Lease acquisition costs, net	671	832
Other	1,572	3,902
Total other assets	$48,698	$31,671

Management reviewed the collectability of the reimbursement and fees receivable under third-party administrator (“TPA”) service as of September 30, 2023 and, considering the net balance due to the counterparty as well as the balance of funds withheld for assumed business as of September 30, 2023, determined that an allowance for credit losses is not necessary for the reimbursement and fees receivable under TPA service. See Note 23 -- “Subsequent Events” for additional information.

Note 10 -- Revolving Credit Facility

At September 30, 2023, the Company had no borrowings outstanding under the credit facility. For the three months ended September 30, 2023 and 2022, interest expense was $21 and $25, respectively, including $21 and $25 of amortization of issuance costs, respectively. For the nine months ended September 30, 2023 and 2022, interest expense was $69 and $176, respectively, including $68 and $74 of amortization of issuance costs, respectively. At September 30, 2023, the Company was in compliance with all required covenants and had available borrowing capacity of $50,000.

On June 2, 2023, the Company executed an Amended Credit Agreement. Under the terms of this agreement, the expiry date of the revolving commitment was extended to December 31, 2024 and the maximum debt-to-capital ratio as defined in the Amended Credit Agreement is set at 65% beginning with the first quarter of 2024.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30,	December 31,
	2023	2022
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$172,500
4.25% Convertible Senior Notes, due March 1, 2037	23,916	23,916
3.90% Promissory Note, due through April 1, 2032	—	9,072
3.75% Callable Promissory Note, due through September 1, 2036	—	6,871
4.55% Promissory Note, due through August 1, 2036	4,768	4,968
5.50% Promissory Note, due through July 1, 2033	11,963	—
Finance lease liabilities, due through October 15, 2024	2	13
Total principal amount	213,149	217,340
Less: unamortized issuance costs	(4,818)	(5,653)
Total long-term debt	$208,331	$211,687

The following table summarizes future maturities of long-term debt as of September 30, 2023, which takes into consideration the assumption that the 4.75% Convertible Senior Notes and 4.25% Convertible Senior Notes are repurchased at their respective next earliest call dates:

Due in 12 months following September 30,
2023	$512
2024	536
2025	563
2026	197,008
2027	622
Thereafter	13,908
Total	$213,149

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest Expense:
Contractual interest	$2,522	$2,516	$7,386	$4,322
Non-cash expense (a)	284	272	840	431
Total	$2,806	$2,788	$8,226	$4,753

(a)
Includes amortization of debt issuance costs.

4.25% Convertible Senior Notes

The Company’s recent cash dividends on common stock have exceeded $0.35 per share, resulting in adjustments to the conversion rate of the 4.25% Convertible Senior Notes. Accordingly, as of September 30, 2023, the conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.578 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.32 per share.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

There were no unamortized debt issuance costs for the 4.25% Convertible Senior Notes at September 30, 2023.

4.75% Convertible Senior Notes

The conversion rate of the 4.75% Convertible Senior Notes issued in May 2022 is currently 12.4166 shares of common stock for each $1 in principal amount, which is the equivalent of approximately $80.54 per share.

The effective interest rate for the 4.75% Convertible Senior Notes, taking into account both cash and non-cash components, approximates 5.6%. Had a 20-year term been used for the amortization of the issuance costs of the 4.75% Convertible Senior Notes, the annual effective interest rate charged to earnings would have decreased to approximately 5.0%. As of September 30, 2023, the remaining amortization period of the debt issuance costs was expected to be 3.7 years for the 4.75% Convertible Senior Notes.

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

5.50% Promissory Note

On June 26, 2023, Gulf to Bay LM, LLC, a subsidiary of the Company, entered into a ten-year secured loan agreement for proceeds of $12,000. The loan is collateralized by the Company’s Clearwater, Florida real estate, which is owned by Gulf to Bay LM, LLC, and the lease agreements associated with this property. The loan bears a fixed annual interest rate of 5.50%. Approximately $74 of principal and interest is payable in 120 monthly installments. The promissory note may be repaid in full or in part after August 1, 2025 as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement. The proceeds are used for real estate development projects or other general business purposes.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On January 12, 2023, HCPCI and TypTap received approval from the Florida Office of Insurance Regulation (“FLOIR”) to discontinue flood insurance policies written in Florida. Since the approval, the Company has cancelled or not renewed the majority of its flood insurance policies. However, the Company is required to continue providing flood insurance coverage to policyholders with open claims until criteria set by the FLOIR for cancellation and non-renewal are met. The reason for discontinuation is primarily attributable to the increased costs and reduced availability of flood reinsurance. The discontinuation does not have a material impact to the Company’s results of operations.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Premiums Written:
Direct	$198,265	$182,039	$585,671	$541,812
Assumed	—	9,142	(7,569)	12,815
Gross written	198,265	191,181	578,102	554,627
Ceded	(66,152)	(74,741)	(203,051)	(184,108)
Net premiums written	$132,113	$116,440	$375,051	$370,519
Premiums Earned:
Direct	$188,308	$166,116	$543,159	$479,849
Assumed	—	15,597	7,163	61,913
Gross earned	188,308	181,713	550,322	541,762
Ceded	(66,152)	(74,741)	(203,051)	(184,108)
Net premiums earned	$122,156	$106,972	$347,271	$357,654

During the three and nine months ended September 30, 2023, the Company recognized ceded losses of $2,911 and $6,771, respectively, as reductions in losses and loss adjustment expenses. During the three and nine months ended September 30, 2022, the Company recognized ceded losses of $907,541 and $910,928, respectively, as reductions in losses and loss adjustment expenses. At September 30, 2023 and December 31, 2022, there were 33 and 45 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at September 30, 2023 and December 31, 2022 were $491,964 and $688,359, respectively. Approximately 69.9% of the reinsurance recoverable balance at September 30, 2023 was receivable from six reinsurers. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $33 and $135 for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, the Company recognized increases in credit loss expense of $389 and $361, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $319 and $454 at September 30, 2023 and December 31, 2022, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. Prior to June 1, 2022, there were two reinsurance contracts with retrospective provisions. For the three and nine months ended September 30, 2023, the Company recognized reductions in premiums ceded of $6,993 and $20,979, respectively, related to these adjustments in the consolidated statements of income. Due to the impact of Hurricane Ian during the third quarter of 2022, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions was decreased by $12,600. For the three and nine months ended September 30, 2022, the Company recognized reductions in premiums ceded of $3,843 and $11,717, respectively. See Note 21 -- “Commitments and Contingencies” for additional information.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At September 30, 2023 and December 31, 2022, other assets included $37,296 and $16,317, respectively, of amounts receivable pursuant to retrospective provisions. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer with a good credit rating and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

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

For the three and nine months ended September 30, 2023, assumed premiums written related to the Northeast Region’s insurance policies were $0, whereas for the three and nine months ended September 30, 2022, $0 and $27,488, respectively, of assumed premiums written related to the Northeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in Massachusetts. At September 30, 2023, the Company had a net balance of $1,207 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $626 and ceding commission payable of $581. At December 31, 2022, the Company had a net balance of $1,581 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $1,000 and ceding commission payable of $581. Effective December 30, 2022, the Company’s quota share reinsurance agreement to provide 100% reinsurance on United’s policies in the Northeast Region was commuted.

For the three and nine months ended September 30, 2023, $0 and $7,569, respectively, of assumed premiums written related to the Southeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in the Southeast Region, whereas for the three and nine months ended September 30, 2022, assumed premiums written related to the Southeast Region’s insurance policies were $9,142 and $40,303, respectively. At September 30, 2023, the Company had a net balance of $14,402 due to United related to the Southeast Region, consisting of premiums payable of $9,506 and payable on paid losses and loss adjustment expenses of $6,417, offset by ceding commission receivable of $1,521. At December 31, 2022, the Company had a net balance of $7,521 due to United related to the Southeast Region, consisting of payable on

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

paid losses and loss adjustment expenses of $7,606 and ceding commission payable of $16, offset by premiums receivable of $101.

On February 27, 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency. At September 30, 2023, the Company had a net amount due to United of $10,274 and funds withheld for assumed business in trust accounts totaling $44,761 for the benefit of policies assumed from United. The Company ceased providing TPA services to United in March 2023. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations. See Note 23 -- “Subsequent Events” for additional information.

At September 30, 2023 and December 31, 2022, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $44,761 and $48,772, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net balance, beginning of period*	$243,586	$196,414	$246,546	$172,410
Incurred, net of reinsurance, related to:
Current period	58,621	126,486	176,287	275,010
Prior periods	8,105	13,308	12,894	24,318
Total incurred, net of reinsurance	66,726	139,794	189,181	299,328
Paid, net of reinsurance, related to:
Current period	(36,299)	(45,732)	(74,514)	(102,155)
Prior periods	(27,782)	(27,489)	(114,982)	(106,596)
Total paid, net of reinsurance	(64,081)	(73,221)	(189,496)	(208,751)
Net balance, end of period	246,231	262,987	246,231	262,987
Add: reinsurance recoverable before allowance for credit losses	462,858	938,855	462,858	938,855
Gross balance, end of period	$709,089	$1,201,842	$709,089	$1,201,842

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and nine months ended September 30, 2023, the Company recognized losses related to prior periods of $8,105 and $12,894, respectively, primarily to increase reserves in response to litigation. Losses and LAE for the three and nine months ended September 30, 2023 included net estimated losses of approximately $16,225 and $51,560, respectively, related to United policies assumed, renewed and/or replaced. Lower losses and LAE for the three and nine months ended September 30, 2023 primarily resulted from a decrease in claims and litigation related to Florida policies. During the third quarter of 2022, the Company incurred approximately $65,000 of losses resulting from Hurricane Ian.

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

For the three months ended September 30, 2023 and 2022, revenues from the HCPCI insurance operations segment before intracompany elimination represented 64.4% and 60.5%, respectively, and revenues from the TypTap Group segment represented 34.1% and 29.9%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2023 and 2022, revenues from the HCPCI insurance operations segment before intracompany elimination represented 63.7% and 66.6%, respectively, and revenues from the TypTap Group segment represented 34.6% and 28.7%, respectively, of total revenues of all operating segments. At September 30, 2023 and December 31, 2022, HCPCI insurance operations’ total assets represented 56.6% and 53.4%, respectively, and TypTap Group’s total assets represented 34.6% and 37.9%, respectively, of the combined assets of all operating segments.

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

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2023	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$107,890	$86,233	$—	$—	$(5,815)	$188,308
Premiums ceded	(43,751)	(28,216)	—	—	5,815	(66,152)
Net premiums earned	64,139	58,017	—	—	—	122,156
Net income from investment portfolio	3,373	3,210	—	1,735	(182)	8,136
Policy fee income	533	559	—	—	—	1,092
Other	3,949	1,184	2,355	526	(7,754)	260
Total revenue	71,994	62,970	2,355	2,261	(7,936)	131,644
Expenses:
Losses and loss adjustment expenses	29,819	37,324	—	—	(417)	66,726
Amortization of deferred policy acquisition costs	10,313	11,373	—	—	—	21,686
Other policy acquisition expenses	581	527	—	—	(26)	1,082
Stock-based compensation expense	419	730	—	691	—	1,840
Interest expense	—	431	226	2,601	(431)	2,827
Depreciation and amortization	141	1,036	329	160	(238)	1,428
Personnel and other operating expenses	10,137	9,317	1,486	1,851	(6,824)	15,967
Total expenses	51,410	60,738	2,041	5,303	(7,936)	111,556
Income (loss) before income taxes	$20,584	$2,232	$314	$(3,042)	$—	$20,088
Total revenue from non-affiliates (d)	$62,418	$63,957	$1,519	$1,692
Gross premiums written	$127,334	$70,931

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $102,075 from HCPCI and $5,815 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Three Months Ended September 30, 2022	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$104,671	$82,728	$—	$—	$(5,686)	$181,713
Premiums ceded	(46,157)	(33,236)	—	—	4,652	(74,741)
Net premiums earned	58,514	49,492	—	—	(1,034)	106,972
Net income from investment portfolio	1,143	1,144	—	1,338	13,674	17,299
Gain on involuntary conversion	—	—	13,402	—	(13,402)	—
Policy fee income	613	458	—	—	—	1,071
Other	1,246	512	2,785	717	(3,948)	1,312
Total revenue	61,516	51,606	16,187	2,055	(4,710)	126,654
Expenses:
Losses and loss adjustment expenses	73,228	62,153	—	—	4,413	139,794
Amortization of deferred policy acquisition costs	11,333	12,176	—	—	—	23,509
Other policy acquisition expenses	748	450	—	—	(29)	1,169
Stock-based compensation expense	1,049	869	—	2,212	—	4,130
Interest expense	—	222	221	2,591	(221)	2,813
Depreciation and amortization	166	865	651	186	(596)	1,272
Personnel and other operating expenses	14,240	8,497	1,583	1,526	(8,277)	17,569
Total expenses	100,764	85,232	2,455	6,515	(4,710)	190,256
(Loss) income before income taxes	$(39,248)	$(33,626)	$13,732	$(4,460)	$—	$(63,602)
Total revenue from non-affiliates (d)	$55,801	$55,803	$15,848	$1,440
Gross premiums written	$119,400	$71,781

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2023	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$306,671	$258,916	$—	$—	$(15,265)	$550,322
Premiums ceded	(124,399)	(93,887)	—	—	15,235	(203,051)
Net premiums earned	182,272	165,029	—	—	(30)	347,271
Net income from investment portfolio	10,720	10,191	—	5,262	8,519	34,692
Gain from sales of real estate investments	—	—	8,936	—	(8,936)	—
Policy fee income	1,647	2,004	—	—	—	3,651
Other	12,319	4,017	7,410	1,798	(23,158)	2,386
Total revenue	206,958	181,241	16,346	7,060	(23,605)	388,000
Expenses:
Losses and loss adjustment expenses	86,254	105,317	—	—	(2,390)	189,181
Amortization of deferred policy acquisition costs	29,934	34,658	—	—	—	64,592
Other policy acquisition expenses	1,853	1,735	—	—	(74)	3,514
Stock-based compensation expense	1,413	2,217	—	2,183	—	5,813
Interest expense	—	1,292	496	7,799	(1,292)	8,295
Depreciation and amortization	421	3,022	1,282	566	(1,011)	4,280
Loss on extinguishment of debt	—	—	177	—	(177)	—
Personnel and other operating expenses	28,972	28,688	4,541	5,295	(18,661)	48,835
Total expenses	148,847	176,929	6,496	15,843	(23,605)	324,510
Income (loss) before income taxes	$58,111	$4,312	$9,850	$(8,783)	$—	$63,490
Total revenue from non-affiliates (d)	$181,587	$192,654	$13,895	$5,353
Gross premiums written	$353,032	$225,070

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $291,406 from HCPCI and $15,265 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	HCPCI
	Insurance	TypTap	Real	Corporate/	Reclassification/
For Nine Months Ended September 30, 2022	Operations	Group	Estate (a)	Other (b)	Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$339,612	$210,793	$—	$—	$(8,643)	$541,762
Premiums ceded	(120,089)	(70,798)	—	—	6,779	(184,108)
Net premiums earned	219,523	139,995	—	—	(1,864)	357,654
Net (loss) income from investment portfolio	(1,760)	1,411	—	426	15,644	15,721
Gain on involuntary conversion	—	—	13,402	—	(13,402)	—
Policy fee income	1,895	1,285	—	—	—	3,180
Other	2,907	1,513	7,953	3,025	(12,333)	3,065
Total revenue	222,565	144,204	21,355	3,451	(11,955)	379,620
Expenses:
Losses and loss adjustment expenses	165,915	129,833	—	—	3,580	299,328
Amortization of deferred policy acquisition costs	46,339	31,403	—	—	—	77,742
Other policy acquisition expenses	2,090	1,230	—	—	(113)	3,207
Stock-based compensation expense	3,380	2,651	—	6,678	—	12,709
Interest expense	—	633	672	4,256	(632)	4,929
Depreciation and amortization	433	2,200	1,862	660	(1,819)	3,336
Personnel and other operating expenses	29,296	24,516	3,516	5,173	(12,971)	49,530
Total expenses	247,453	192,466	6,050	16,767	(11,955)	450,781
Income (loss) before income taxes	$(24,888)	$(48,262)	$15,305	$(13,316)	$—	$(71,161)
Total revenue from non-affiliates (d)	$213,810	$149,635	$20,339	$1,530
Gross premiums written	$323,680	$230,947

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $330,969 from HCPCI and $8,643 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	September 30,	December 31,
	2023	2022
Segments:
HCPCI Insurance Operations	$935,294	$912,233
TypTap Group	632,103	704,429
Real Estate Operations	109,246	126,001
Corporate and Other	191,084	159,378
Consolidation and Elimination	(144,095)	(98,713)
Total assets	$1,723,632	$1,803,328

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	September 30,	December 31,
	2023	2022
Operating leases:
ROU assets	$1,460	$777
Liabilities	$1,457	$721
Finance leases:
ROU assets	$6	$80
Liabilities	$2	$13

The Company entered into a new lease effective March 2023 for its office space in Plantation, Florida which relates to its claims related administration. The lease has an initial term of 5.25 years.

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	36 to 63 months	Yes	(a)
Office space	5 to 9 years	Yes	(a), (b)
Finance lease:
Office equipment	3 to 5 years	Not applicable	(c)

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.
(c)
There is a bargain purchase option.

As of September 30, 2023, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following September 30,
2023	$283	$2
2024	292	—
2025	302	—
2026	311	—
2027	246	—
Thereafter	278	—
Total lease payments	1,712	2
Less: interest	255	—
Total lease obligations	$1,457	$2

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$6	$4	$14	$14
Operating lease costs*	74	281	203	937
Short-term lease costs*	94	105	261	306
Total lease costs	$174	$390	$478	$1,257
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases			$144	$924
Financing cash flows – finance leases			$11	$14

	September 30,
	2023
Weighted-average remaining lease term:
Finance leases (in years)	1.0
Operating leases (in years)	5.9
Weighted-average discount rate:
Finance leases (%)	2.4%
Operating leases (%)	6.1%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms
Class of Assets	Initial Term	Option	and Conditions
Operating lease:
Retail space	3 to 15 years	Yes	(d)
Boat docks/wet slips	1 to 12 months	Yes	(d)

(d)
There are no purchase options.

Note 16 -- Income Taxes

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2022, management concluded that it was more likely than not that the deferred tax assets would not be realized and therefore recorded a valuation allowance. The Company evaluates the realizability of its deferred tax assets each quarter, and during the first quarter of 2023, based on all of the available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized and therefore is releasing the entire valuation allowance in 2023, as a part of the effective tax rate. During the three and nine months ended September 30, 2023, approximately $657 and $1,841, respectively, of valuation allowance was released through income tax expense.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During the three months ended September 30, 2023, the Company recorded approximately $4,419 of income tax expense, which resulted in an effective tax rate of 22.0%. During the three months ended September 30, 2022, the Company recorded approximately $12,099 of income tax benefit, which resulted in an effective tax rate of 19.0%. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the increase in non-deductible compensation, partially offset by the release of the valuation allowance established in 2022 during the third quarter of 2023.

During the nine months ended September 30, 2023, the Company recorded approximately $15,146 of income tax expense, which resulted in an effective tax rate of 23.9%. During the nine months ended September 30, 2022, the Company recorded approximately $13,907 of income tax benefit, which resulted in an effective tax rate of 19.5%. The increase in the effective tax rate in 2023 as compared with the corresponding period in the prior year was primarily attributable to the increase in non-deductible compensation, partially offset by the release of valuation allowance established in 2022 during the nine months of 2023 and the recognition of tax benefits attributable to restricted stock that vested in February and May 2023. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain non-deductible and tax-exempt items.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Income	Shares (a)	Per Share	Loss	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss)	$15,669			$(51,503)
Less: Net income attributable to redeemable noncontrolling interest	(2,349)			(2,285)
Less: TypTap Group’s net (income) loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	(163)			2,829
Net income (loss) attributable to HCI	13,157			(50,959)
Less: (Income) loss attributable to participating securities	(411)			3,289
Basic Earnings (Loss) Per Share:
Income (loss) allocated to common stockholders	12,746	8,317	$1.53	(47,670)	8,427	$(5.66)
Effect of Dilutive Securities: *
Stock options	—	88		—	—
Convertible senior notes	1,927	2,538		—	—
Warrants	—	32		—	—
Diluted Earnings (Loss) Per Share:
Income (loss) available to common stockholders and assumed conversions	$14,673	10,975	$1.34	$(47,670)	8,427	$(5.66)

(a)
Shares in thousands.

* For the three months ended September 30, 2022, convertible senior notes, stock options, and warrants were excluded due to anti-dilutive effect.

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Income	Shares (a)	Per Share	Loss	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss)	$48,344			$(57,254)
Less: Net income attributable to redeemable noncontrolling interest	(7,010)			(6,801)
Less: TypTap Group’s net (income) loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	(396)			4,018
Net income (loss) attributable to HCI	40,938			(60,037)
Less: (Income) loss attributable to participating securities	(1,395)			3,855
Basic Earnings (Loss) Per Share:
Income (loss) allocated to common stockholders	39,543	8,299	$4.76	(56,182)	8,972	$(6.26)
Effect of Dilutive Securities: *
Stock options	—	68		—	—
Convertible senior notes	5,771	2,538		—	—
Diluted Earnings (Loss) Per Share:
Income (loss) available to common stockholders and assumed conversions	$45,314	10,905	$4.16	$(56,182)	8,972	$(6.26)

(a)
Shares in thousands.

* For the nine months ended September 30, 2023, warrants were excluded due to anti-dilutive effect. For the nine months ended

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

September 30, 2022, convertible senior notes, stock options, and warrants were excluded due to anti-dilutive effect.

Note 18 -- Redeemable Noncontrolling Interest

The following table summarizes the activity of redeemable noncontrolling interest during the nine months ended September 30, 2023 and 2022:

	2023	2022
Balance at January 1	$93,553	$89,955
Increase (decrease):
Accrued cash dividends	1,637	1,342
Accretion - increasing dividend rates	687	906
Dividends paid	(3,012)	(2,508)
Balance at March 31	$92,865	$89,695
Increase (decrease):
Accrued cash dividends	1,875	1,500
Accretion - increasing dividend rates	462	768
Balance at June 30	$95,202	$91,963
Increase (decrease):
Accrued cash dividends	1,876	1,499
Accretion - increasing dividend rates	473	786
Dividends paid	(3,750)	(3,000)
Balance at September 30	$93,801	$91,248

On July 3, 2023, 1,000,000 voting shares of TTIG's Series A-1 Preferred Stock were exchanged for 1,000,000 non-voting shares of TTIG's Series A-2 Preferred Stock. The exchange did not change the number of shares of TTIG capital stock issued and outstanding.

For the three months ended September 30, 2023 and 2022, net income attributable to redeemable noncontrolling interest was $2,349 and $2,285, respectively, consisting of accrued cash dividends of $1,876 and $1,499, respectively, and accretion related to increasing dividend rates of $473 and $786, respectively. For the nine months ended September 30, 2023 and 2022, net income attributable to redeemable noncontrolling interest was $7,010 and $6,801, respectively, consisting of accrued cash dividends of $5,388 and $4,341, respectively, and accretion related to increasing dividend rates of $1,622 and $2,460, respectively.

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

On July 3, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on September 15, 2023 to stockholders of record on August 18, 2023.

Warrants

At September 30, 2023, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock at an exercise price of $54.40. The warrants expire on February 26, 2025.

Share Repurchase Agreement

In conjunction with the issuance of the 4.75% Convertible Senior Notes in May 2022, the Company used $66,853 of the net proceeds to repurchase and retire an aggregate of 1,037,600 shares of its common stock from institutional investors at a price of $64.43 per share.

Noncontrolling Interests

At September 30, 2023, there were 80,471,174 shares of TTIG’s common stock outstanding, of which 5,471,174 shares were not owned by HCI.

During the three and nine months ended September 30, 2023, TTIG repurchased and retired a total of 2,343 and 65,151 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the three and nine months ended September 30, 2023 was $3 and $240, respectively. During the three and nine months ended September 30, 2022, TTIG repurchased and retired a total of 2,893 and 69,876 shares, respectively, of its common stock. The total cost of purchasing noncontrolling interests during the three and nine months ended September 30, 2022 was $17 and $406, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Furthermore, TTIG repurchased and retired a total of 43,511 shares of its common stock from former TTIG employees for a total cost of $85 during the three months ended September 30, 2023. The total cost included the fair value of TTIG common stock and the $26 inducement cost aiming to curtail the spread of share ownership.

Note 20 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At September 30, 2023, there were 959,565 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine months ended September 30, 2023 and 2022 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2023	440,000	$45.25	5.6 years	$—
Outstanding at March 31, 2023	440,000	$45.25	5.3 years	$3,146
Outstanding at June 30, 2023	440,000	$45.25	5.1 years	$7,863
Grant	150,000	$70.00
Outstanding at September 30, 2023	590,000	$51.54	6.1 years	$3,978
Exercisable at September 30, 2023	412,500	$45.07	4.7 years	$3,805

Outstanding at January 1, 2022	440,000	$45.25	6.6 years	$18,119
Outstanding at March 31, 2022	440,000	$45.25	6.3 years	$10,494
Outstanding at June 30, 2022	440,000	$45.25	6.1 years	$9,354
Outstanding at September 30, 2022	440,000	$45.25	5.8 years	$117
Exercisable at September 30, 2022	357,500	$44.23	5.5 years	$117

On September 15, 2023, the Company awarded its chief executive officer, Paresh Patel, an option with market-based vesting conditions to purchase 150,000 shares of its common stock.

There were no options exercised during the three and nine months ended September 30, 2023 and 2022. For the three months ended September 30, 2023 and 2022, the Company recognized $133 and $162, respectively, of compensation expense related to stock options which is included in general and administrative personnel expenses. For the nine months ended September 30, 2023 and 2022, the Company recognized $299 and $507, respectively, of compensation expense. Deferred tax benefits related to stock options were $0 for the three and nine months ended September 30, 2023 and 2022. At September 30, 2023 and December 31, 2022, there was $1,911 and $336, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.4 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the pricing model to estimate the fair value of the stock options granted during the three and nine months ended September 30, 2023:

2023
Expected dividend yield (%)	3.05
Expected volatility (%)	44.63 - 46.55
Risk-free interest rate (%)	4.49 - 5.49
Expected life (in years)	5

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

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2023 and 2022 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2023	342,459	$39.86
Granted	6,000	$51.76
Vested	(40,352)	$54.83
Forfeited	(2,125)	$40.33
Nonvested at March 31, 2023	305,982	$38.11
Granted	7,000	$58.52
Vested	(34,689)	$45.56
Forfeited	(295)	$55.41
Nonvested at June 30, 2023	277,998	$37.68
Forfeited	(3,940)	$66.73
Nonvested at September 30, 2023	274,058	$37.26

Nonvested at January 1, 2022	679,997	$39.72
Granted	4,000	$70.58
Vested	(50,667)	$50.68
Forfeited	(3,265)	$45.85
Nonvested at March 31, 2022	630,065	$39.00
Granted	3,000	$67.30
Vested	(51,125)	$45.04
Forfeited	(700)	$45.61
Nonvested at June 30, 2022	581,240	$38.61
Forfeited	(1,665)	$45.56
Nonvested at September 30, 2022	579,575	$38.59

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $977 and $3,099 for the three months ended September 30, 2023 and 2022, respectively, and $3,297 and $9,551 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, there was approximately $5,106 and $8,048, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.7 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Deferred tax benefits recognized	$214	$230	$731	$1,521
Tax benefits realized for restricted stock and paid dividends	$28	$56	$848	$1,360
Fair value of vested restricted stock	$—	$—	$3,793	$4,871

Subsidiary Equity Plan

For the three months ended September 30, 2023 and 2022, TypTap Group recognized compensation expense related to its stock-based awards of $730 and $869, respectively. For the nine months ended September 30, 2023 and 2022, TypTap Group recognized compensation expense related to its stock-based awards of $2,217 and $2,651, respectively. At September 30, 2023 and December 31, 2022, there was $5,206 and $7,876, respectively, of unrecognized compensation expense related to nonvested subsidiary restricted stock and stock options.

Note 21 -- Commitments and Contingencies

Obligations under One Multi-Year Reinsurance Contract

As of September 30, 2023, the Company has a contractual obligation related to one multi-year reinsurance contract entered into effective June 1, 2022. The contract may be cancelled only with the other party’s consent or when its experience account is positive at the end of each contract year. The future minimum aggregate premium amount payable to the reinsurer is $91,350 due in the 12 months following September 30, 2023.

Capital Commitments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At September 30, 2023, there was an aggregate unfunded balance of $4,931.

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

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of September 30, 2023, the FIGA assessments payable by the Company were $1,226.

Note 22 -- Related Party Transaction

HCPCI and TypTap have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participates as a subscribing reinsurer. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s chairman of its board of directors and chief executive officer and is an investor in that company. Under the contracts, Oxbridge agrees to indemnify HCPCI and TypTap for a portion of reinstatement premium which HCPCI or TypTap pays or becomes liable to pay to reinstate reinsurance protection. The $1,099 premium, a competitive market rate, will be paid over four installments, each of which is to be deposited into a trust account in order to fully collateralize Oxbridge’s obligations. Trust assets may be withdrawn by HCPCI and TypTap or the trust beneficiaries in the event amounts are due under the 2023-2024 RPP contracts.

Note 23 -- Subsequent Events

On October 2, 2023, a $53,000 receivable from maturities of fixed-maturity securities was collected by the Company.

On October 13, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 15, 2023 to stockholders of record on November 17, 2023.

In connection with the Southeast Region quota share reinsurance provided to United by the Company, the receiver of United had requested a total withdrawal of $13,482 from a trust account holding funds withheld for assumed business. The withdrawal was in settlement of unearned premiums of $7,496, losses and LAE of $2,310, claims handling fees of $4,875, less ceding commission of $1,199. Of the total withdrawal, the Company received $4,875 in payment for reimbursement and fees receivable under TPA service on October 26, 2023.

On November 3, 2023, the Company executed a Second Amended and Restated Credit Agreement with Fifth Third Bank, National Association. The amendment extends the term of the line of credit until November 3, 2028 and increases the borrowing capacity to $75,000, $50,000 of which may be used to refinance the Company’s redeemable noncontrolling interest on or prior to March 31, 2025. The maximum debt-to-capital ratio is set at 67.5%.

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
TypTap Group
▪
Property and casualty insurance
▪
Information technology
c)
Real Estate Operations
d)
Other Operations
▪
Holding company operations

For the three months ended September 30, 2023 and 2022, revenues from HCPCI insurance operations before intracompany elimination represented 64.4% and 60.5%, respectively, and revenues from TypTap Group represented 34.1% and 29.9%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2023 and 2022, revenues from HCPCI insurance operations before intracompany elimination represented 63.7% and 66.6%, respectively, and revenues from TypTap Group represented 34.6% and 28.7%, respectively, of total revenues of all operating segments. At September 30, 2023 and December 31, 2022, HCPCI insurance operations’ total assets represented 56.6% and 53.4%, respectively, and TypTap Group’s total assets represented 34.6% and 37.9%, respectively, of the combined assets of all operating segments. See Note 14 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Property and Casualty Insurance

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium since 2016. TypTap’s policies in force have increased from 6,721 in January 2018 to 89,831 at September 30, 2023. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently. As of November 1, 2023, TypTap has been approved to offer homeowners coverage in 30 states outside of Florida.

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

In March 2023, we finalized the sales of two retail shopping center investment properties in Melbourne and Sorrento, Florida. In September 2023, we purchased vacant land in Haines City, Florida which will be developed into a retail shopping center to be anchored by a well-known grocery store chain. See Real Estate Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Recent Events

On October 13, 2023, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 15, 2023 to stockholders of record on November 17, 2023.

On November 3, 2023, we executed a Second Amended and Restated Credit Agreement with Fifth Third Bank, National Association. The amendment extends the term of the line of credit until November 3, 2028 and increases the borrowing capacity to $75,000,000, $50,000,000 of which may be used to refinance our redeemable noncontrolling interest on or prior to March 31, 2025. The maximum debt-to-capital ratio is set at 67.5%.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Gross premiums earned	$188,308	$181,713	$550,322	$541,762
Premiums ceded	(66,152)	(74,741)	(203,051)	(184,108)
Net premiums earned	122,156	106,972	347,271	357,654
Net investment income	9,384	18,530	35,893	25,082
Net realized investment losses	(207)	(884)	(1,586)	(1,204)
Net unrealized investment gains (losses)	(1,041)	(347)	385	(8,157)
Policy fee income	1,092	1,071	3,651	3,180
Other income	260	1,312	2,386	3,065
Total revenue	131,644	126,654	388,000	379,620
Expenses
Losses and loss adjustment expenses	66,726	139,794	189,181	299,328
Policy acquisition and other underwriting expenses	22,768	24,678	68,106	80,949
General and administrative personnel expenses	13,864	15,848	41,638	45,183
Interest expense	2,827	2,813	8,295	4,929
Other operating expenses	5,371	7,123	17,290	20,392
Total expenses	111,556	190,256	324,510	450,781
Income (loss) before income taxes	20,088	(63,602)	63,490	(71,161)
Income tax expense (benefit)	4,419	(12,099)	15,146	(13,907)
Net income (loss)	15,669	(51,503)	48,344	(57,254)
Net income attributable to noncontrolling interests	(2,512)	544	(7,406)	(2,783)
Net income (loss) after noncontrolling interests	$13,157	$(50,959)	$40,938	$(60,037)
Ratios to Net Premiums Earned:
Loss Ratio	54.62%	130.68%	54.48%	83.69%
Expense Ratio	36.70%	47.18%	38.97%	42.35%
Combined Ratio	91.32%	177.86%	93.45%	126.04%
Ratios to Gross Premiums Earned:
Loss Ratio	35.43%	76.93%	34.38%	55.25%
Expense Ratio	23.81%	27.77%	24.59%	27.96%
Combined Ratio	59.24%	104.70%	58.97%	83.21%
Earnings (Loss) Per Share Data:
Basic	$1.53	$(5.66)	$4.76	$(6.26)
Diluted	$1.34	$(5.66)	$4.16	$(6.26)

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Our results of operations for the three months ended September 30, 2023 reflect net income of approximately $15,669,000 or $1.34 diluted earnings per share, compared with net loss of approximately $51,503,000 or $5.66 loss per share, for the three months ended September 30, 2022. The quarter-over-quarter increase was primarily due to a $73,068,000 decrease in losses and loss adjustment expenses, a $8,589,000 decrease in premiums ceded, a $6,595,000 increase in gross premiums earned, a $1,984,000 decrease in general and administrative personnel expenses, and a $5,646,000 decrease in policy acquisition, underwriting, personnel, and other operating expenses, offset by a $9,162,000 net decrease in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses).

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended September 30, 2023 and 2022 were approximately $188,308,000 and $181,713,000, respectively. The $6,595,000 increase was primarily attributable to the effect of premium rate increases, offset in part by a reduction in the number of policies in force. HCPCI gross premiums earned were $102,075,000 for the three months ended September 30, 2023 compared with $98,985,000 for the three months ended September 30, 2022. TypTap’s gross premiums earned were $86,233,000 for the three months ended September 30, 2023 compared with $82,728,000 for the same comparative period in 2022.

Premiums Ceded for the three months ended September 30, 2023 and 2022 were approximately $66,152,000 and $74,741,000, respectively, representing 35.1% and 41.1%, respectively, of gross premiums earned. The $8,589,000 decrease was primarily attributable to a $12,600,000 reversal in September 2022 of previously accrued benefits attributable to retrospective provisions under multi-year reinsurance contracts due to the effects of Hurricane Ian, offset by higher reinsurance costs for the 2023-2024 contract year and an increased overall reinsurance coverage amount for Florida.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts. For the three months ended September 30, 2023, premiums ceded included a decrease of $6,993,000 related to retrospective provisions compared with a decrease of $3,843,000 for the three months ended September 30, 2022. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended September 30, 2023 and 2022 totaled approximately $132,113,000 and $116,440,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2023 primarily resulted from a decrease in premiums ceded to reinsurers and a reduction in the number of policies in force as described above. We had approximately 194,000 policies in force at September 30, 2023 as compared with approximately 246,000 policies in force at September 30, 2022.

Net Premiums Earned for the three months ended September 30, 2023 and 2022 were approximately $122,156,000 and $106,972,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended
	September 30,
	2023	2022
Net Premiums Written	$132,113	$116,440
Increase in Unearned Premiums	(9,957)	(9,468)
Net Premiums Earned	$122,156	$106,972

Net Investment Income for the three months ended September 30, 2023 and 2022 was approximately $9,384,000 and $18,530,000, respectively. The third quarter of 2022 included a $13,402,000 gain from the sale of real estate investment property. Excluding the gain in the prior year quarter, net investment income increased by approximately $4,256,000. The increase was attributable to a $5,562,000 increase in interest income from cash, cash equivalents and fixed-maturity securities, offset by a $1,159,000 decrease in income from limited partnership investments. See Net Investment Income under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Unrealized Investment Losses for the three months ended September 30, 2023 and 2022 were approximately $1,041,000 and $347,000, respectively. The increase was primarily attributable to an overall deterioration in the equity market compared with the three months ended September 30, 2022.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $66,726,000 and $139,794,000 for the three months ended September 30, 2023 and 2022, respectively. The losses and loss adjustment expenses of HCPCI Insurance Operations were $29,819,000 and $73,228,000 for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily attributable to a reduction in losses related to catastrophic events furthered by a lower number of policies in force and lower claims and litigation frequency. In addition, the third quarter of 2022 which included $42,346,000 of losses related to Hurricane Ian. Losses and loss adjustment expenses for TypTap were $37,324,000 compared with $62,153,000 for the same comparative period. The decrease was primarily attributable to lower incurred losses recorded for Hurricane Ian during the third quarter of 2023. Such losses were $3,850,000 compared with $22,251,000 during the corresponding period of 2022. Reductions in the amount of claims and litigation related to Florida policies also accounted for a portion of the decrease in loss and loss adjustment expenses. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2023 and 2022 were approximately $22,768,000 and $24,678,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, commission and catastrophe allowance paid to United, and premium taxes. Policy acquisition expenses for HCPCI Insurance Operations were $10,894,000 for the three months ended September 30, 2023 compared with $12,081,000 for the three months ended September 30, 2022. The decrease in amortized costs was primarily due to a reduction of policies in force. TypTap Group policy acquisition expenses were $11,900,000 compared with $12,626,000 for the same comparative period, with the increase due to higher amortized costs attributable to the accelerated transition of United policies, offset by lower policy acquisition costs in Florida resulting from lower commissions.

General and Administrative Personnel Expenses for the three months ended September 30, 2023 and 2022 were approximately $13,864,000 and $15,848,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter decrease of $1,984,000 was primarily attributable to a decrease in stock-based compensation expense and an increase in recovered and capitalized payroll costs, offset by an adjustment to increase employee incentive bonuses, an increase in the headcount of temporary and full-time employees and merit increases for non-executive employees effective in late February 2023.

Income Tax Expense for the three months ended September 30, 2023 was approximately $4,419,000 for state, federal, and foreign income taxes compared with $12,099,000 of income tax benefit for the three months ended September 30, 2022, resulting in effective tax rates of 22.0% and 19.0%, respectively. The increase in the effective tax rate was primarily attributable to the increase in non-deductible compensation, partially offset by the release of valuation allowance established in 2022 during the third quarter of 2023.

Ratios:

The loss ratio applicable to the three months ended September 30, 2023 (losses and loss adjustment expenses incurred related to net premiums earned) was 54.6% compared with 130.7% for the three months ended September 30, 2022. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses due to fewer claims and less litigation related to Florida policies, and higher average premium per policy as compared with the third quarter of 2022 which was affected by Hurricane Ian.

The expense ratio applicable to the three months ended September 30, 2023 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 36.7% compared with 47.2% for the three months ended September 30, 2022. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned, the decrease in policy acquisition, underwriting, personnel, and other operating expenses.

The combined ratio (total of all expenses in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended September 30, 2023 was 91.3% compared with 177.9% for the three months ended September 30, 2022. The decrease in 2023 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the three months ended September 30, 2023 was 59.2% compared with 104.7% for the three months ended September 30, 2022. The decrease in 2023 was primarily attributable to the increase in gross premiums earned, the decrease in losses and loss adjustment expenses, and the decrease in policy acquisition, underwriting, personnel, and other operating expenses.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Our results of operations for the nine months ended September 30, 2023 reflect net income of approximately $48,344,000 or $4.16 diluted earnings per share, compared with net loss of approximately $57,254,000 or $6.26 loss per share, for the nine months ended September 30, 2022. The period-over-period increase was primarily due to a $110,147,000 decrease in losses and loss adjustment expenses, a $18,972,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses), a $12,843,000 decrease in policy acquisition and other underwriting expenses, and a $6,647,000 decrease in personnel and other operating expenses, offset by a $18,943,000 increase in premiums ceded and a $3,366,000 increase in interest expense.

Revenue

Gross Premiums Earned on a consolidated basis for the nine months ended September 30, 2023 and 2022 were approximately $550,322,000 and $541,762,000, respectively. The $8,560,000 increase was primarily attributable to the effect of premium rate increases, offset by a reduction in the number of policies in force. Gross premiums earned from the United insurance policies assumed were $7,163,000 for the nine months ended September 30, 2023 compared with $61,913,000 for the nine months ended September 30, 2022. HCPCI gross premiums earned were $291,406,000 for the nine months ended September 30, 2023 compared with $330,969,000 for the nine months ended September 30, 2022. TypTap’s gross premiums earned were $258,916,000 compared with $210,793,000 for the same comparative period in 2022.

Premiums Ceded for the nine months ended September 30, 2023 and 2022 were approximately $203,051,000 and $184,108,000, respectively, representing 36.9% and 34.0%, respectively, of gross premiums earned. The $18,943,000 increase was primarily attributable to higher reinsurance costs for the 2023-2024 contract year and an increased overall reinsurance coverage amount for Florida, offset by a higher reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts.

For the nine months ended September 30, 2023, premiums ceded included a decrease of $20,979,000 related to retrospective provisions compared with a decrease of $11,717,000 for the nine months ended September 30, 2022. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the nine months ended September 30, 2023 and 2022 totaled approximately $375,051,000 and $370,519,000, respectively. The increase in 2023 primarily resulted from the factors described earlier.

Net Premiums Earned for the nine months ended September 30, 2023 and 2022 were approximately $347,271,000 and $357,654,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net Premiums Written	$375,051	$370,519
Increase in Unearned Premiums	(27,780)	(12,865)
Net Premiums Earned	$347,271	$357,654

Net Investment Income for the nine months ended September 30, 2023 and 2022 was approximately $35,893,000 and $25,082,000, respectively. The $10,811,000 increase was attributable to a $9,989,000 increase in interest income from cash and cash equivalents, a $9,521,000 increase in income from available-for-sale fixed-maturity securities, offset by a $5,971,000 decrease in income from real estate investments and a $2,416,000 decrease in income from limited partnership investments. See Net Investment Income under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Losses for the nine months ended September 30, 2023 and 2022 were approximately $1,586,000 and $1,204,000, respectively. The increase was primarily attributable to net realized losses of approximately $1,539,000 from sales of fixed-maturity and equity securities during the nine months ended September 30, 2023 compared with net realized losses of approximately $1,413,000 from sales of these securities during the corresponding period in 2022. In addition, there was a net realized gain of approximately $209,000 from sales of other investments during the corresponding period in 2022.

Net Unrealized Investment Gains for the nine months ended September 30, 2023 were approximately $385,000 compared with approximately $8,157,000 of net unrealized investment losses for the nine months ended

September 30, 2022. The increase was primarily attributable to an overall improvement in the equity market compared with the nine months ended September 30, 2022.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $189,181,000 and $299,328,000 for the nine months ended September 30, 2023 and 2022, respectively. The losses and loss adjustment expenses of HCPCI Insurance Operations were $86,254,000 and $165,915,000 for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily attributable to the lower number of policies in force as well as fewer claims and less litigation related to Florida policies as compared with the corresponding period of 2022 which included $42,346,000 of losses from Hurricane Ian. Furthermore, losses related to United policies assumed, renewed and/or replaced were lower by $28,565,000. Losses and loss adjustment expenses for TypTap were $105,317,000 compared with $129,833,000 for the same comparative period. The decrease was primarily attributable to lower incurred losses recorded for Hurricane Ian during the nine months ended September 30, 2023. Such losses were $4,980,000 compared with $22,251,000 for the corresponding period in 2022. In addition, losses from United-related po1icies were $10,102,000 lower. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2023 and 2022 were approximately $68,106,000 and $80,949,000 on a consolidated basis, respectively. Policy acquisition expenses for HCPCI Insurance Operations were $31,787,000 for the nine months ended September 30, 2023 compared with $48,429,000 for the nine months ended September 30, 2022. The decrease in amortized costs was primarily due to a reduction of policies in force. TypTap Group policy acquisition expenses were $36,393,000 compared with $32,633,000 for the same comparative period, with the increase due to higher amortized costs attributable to the accelerated transition of United policies, offset by lower policy acquisition costs in Florida resulting from lower commissions.

General and Administrative Personnel Expenses for the nine months ended September 30, 2023 and 2022 were approximately $41,638,000 and $45,183,000, respectively. The period-over-period decrease of $3,545,000 was primarily attributable to a decrease in stock-based compensation expense and an increase in recovered and capitalized payroll costs, offset by an adjustment to increase employee incentive bonuses, an increase in the headcount of temporary and full-time employees and merit increases for non-executive employees effective in late February 2023.

Interest Expense for the nine months ended September 30, 2023 and 2022 was approximately $8,295,000 and $4,929,000, respectively. The increase primarily resulted from interest expense related to our 4.75% Convertible Senior Notes issued in May 2022, partially offset by decreased interest expense from a reduction in promissory notes on our real estate investments.

Income Tax Expense for the nine months ended September 30, 2023 was approximately $15,146,000 for state, federal, and foreign income taxes compared with $13,907,000 of income tax benefit for the nine months ended September 30, 2022, resulting in effective tax rates of 23.9% and 19.5%, respectively. The increase in the effective tax rate was primarily attributable to the increase in non-deductible compensation, partially offset by the release of valuation allowance established in 2022 during the nine months of 2023 and the recognition of tax benefits attributable to restricted stock that vested in February and May 2023.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2023 (losses and loss adjustment expenses incurred related to net premiums earned) was 54.5% compared with 83.7% for the nine months ended September 30, 2022. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses due to fewer claims and less litigation related to Florida policies, and higher average premium per policy as compared with the corresponding period in 2022.

The expense ratio applicable to the nine months ended September 30, 2023 was 39.0% compared with 42.3% for the nine months ended September 30, 2022. The decrease in our expense ratio was primarily attributable to the increase in reinsurance costs and the increase in interest expense, offset by the decrease in policy acquisition, underwriting, personnel, and other operating expenses.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2023 was 93.5% compared with 126.0% for the nine months ended September 30, 2022. The decrease in 2023 was attributable to the factors described above.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the nine months ended September 30, 2023 was 59.0% compared with 83.2% for the nine months ended September 30, 2022. The decrease in 2023 was primarily attributable to the decrease in losses and loss adjustment expenses and the decrease in policy acquisition, underwriting, personnel, and other operating expenses, offset in part by the increase in interest expense.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at September 30, 2023:

	Maturity Date	Payment Due Date
4.75% Convertible Senior Notes*	June 2042	June 1 and December 1
4.25% Convertible Senior Notes**	March 2037	March 1 and September 1
4.55% Promissory Note	Through August 2036	1st day of each month
5.50% Promissory Note	Through July 2033	1st day of each month
Finance leases	Through October 2024	Various
Revolving credit facility***	Through December 2024	January 1, April 1, July 1, October 1

*	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on June 1, 2027, June 1, 2032 or June 1, 2037.
**	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on March 1, 2027 or March 1, 2032.
***	There was no borrowing outstanding at September 30, 2023.

See Note 11 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. At September 30, 2023, there was an aggregate unfunded capital balance of $4,931,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

Sources and Uses of Cash

Cash Flows for the Nine Months Ended September 30, 2023

Net cash provided by operating activities for the nine months ended September 30, 2023 was approximately $77,321,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $206,901,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $25,714,000 was primarily due to the proceeds from calls, repayments and maturities of fixed-maturity securities of $263,654,000, the proceeds from sales of fixed-maturity and equity securities of $27,794,000, the proceeds from sales of real estate investments of $21,746,000, and distributions received from limited partnership investments of $3,088,000, offset by the purchases of fixed-maturity and equity securities of $280,493,000, the purchases of property and equipment of $5,184,000, the purchases of real estate investments of $2,296,000, and the purchase of intangible assets of $1,810,000. Net cash used in financing activities totaled $13,752,000, which was primarily due to $10,295,000 of cash dividend payments, the redemption of long-term debt of $6,895,000, cash dividends paid to redeemable noncontrolling interest of $6,762,000, $784,000 of share repurchases, and repayments of long-term debt of $437,000, offset by the proceeds from issuance of long-term debt of $12,000,000.

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

At September 30, 2023, we had $458,616,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2023, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2023, $645,523,000 of the total $709,089,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $63,566,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At September 30, 2023, $54,457,000 of the $63,566,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $863,765,000 at December 31, 2022 to $709,089,000 at September 30, 2023. The $154,676,000 decrease is comprised of reductions in our catastrophe Reserves of $151,242,000 primarily specific to Hurricane Ian and Hurricane Irma, and reductions in our non-catastrophe Reserves of $77,742,000 for 2022 and $27,465,000 for 2021 and prior loss years, offset by $101,773,000 in reserves established for the 2023 loss year. The Reserves established for 2023 claims are primarily driven by an allowance for those claims that have been incurred but not reported to the company as of September 30, 2023. The decrease of $256,449,000 specific to our 2022 and prior loss-years reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at September 30, 2023 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended September 30, 2023 and 2022, we accrued benefits of $6,993,000 and $3,843,000, respectively. For the nine months ended September 30, 2023 and 2022, we accrued benefits of $20,979,000 and $11,717,000, respectively. The accrual of benefits was recognized as a reduction in ceded premiums.

As of September 30, 2023, we had $37,296,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 10, 2023. For the nine months ended September 30, 2023, there have been no other material changes with respect to any of our critical accounting policies.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at September 30, 2023 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2023 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$406,801	$(11,875)	-2.84%
200 basis point increase	410,759	(7,917)	-1.89%
100 basis point increase	414,717	(3,959)	-0.95%
100 basis point decrease	422,634	3,958	0.95%
200 basis point decrease	426,593	7,917	1.89%
300 basis point decrease	430,553	11,877	2.84%

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

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2023 (amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$40,592	10	$40,566	10
AA+, AA, AA-	360,750	84	353,762	84
A+, A, A-	12,615	3	12,032	3
BBB+, BBB, BBB-	11,110	3	10,676	3
B+, B, B-	1,996	—	1,640	—
Total	$427,063	100	$418,676	100

Equity Price Risk

Our equity investment portfolio at September 30, 2023 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at September 30, 2023 (amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Consumer	$6,462	16
Financial	3,985	10
Technology	2,968	7
Other (1)	2,376	7
	15,791	40
Mutual funds and exchange-traded funds by type:
Debt	17,891	45
Equity	6,135	15
Alternative	123	—
	24,149	60
Total	$39,940	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2023, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

During the nine months ended September 30, 2023, our insurance subsidiaries paid dividends of $10,000,000 to HCI.

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

of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.26

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.27

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.28

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.29

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.30

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.31

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2023 issued to TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.32

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2023 issued to TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.33

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.34

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.35

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2023 issued to Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.36

Reimbursement Contract effective June 1, 2023 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.37

Reimbursement Contract effective June 1, 2023 between TypTap Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.38

RAP Reimbursement Contract effective June 1, 2023 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Reinsurance to Assist Policyholders Program (“RAP Program”). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

10.39

RAP Reimbursement Contract effective June 1, 2023 between TypTap Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Reinsurance to Assist Policyholders Program (“RAP Program”). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

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

10.54**	Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated September 15, 2023.

10.57**	Form of executive restricted stock award contract. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed May 1, 2014.

10.58

Purchase Agreement, dated February 28, 2017, by and between HCI Group, Inc. and JMP Securities LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed February 28, 2017.

10.62

Amended and Restated Credit Agreement, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2023.

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

HCI GROUP, INC.

November 8, 2023	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.