Form 10-K
period 2023-12-31
HCI Group, Inc.
filed 2024-03-08
CIK 1400810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, computed by reference to the price at which the common stock was last sold on June 30, 2023, was $419,575,031.

The number of shares outstanding of the registrant’s common stock, no par value, on March 1, 2024 was 9,979,720.

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

During the fourth quarter of 2023, Core Risk Managers, LLC (“CRM”), a wholly owned subsidiary of HCI, entered into an attorney-in-fact (“AIF”) agreement with Condo Owners Reciprocal Exchange (“CORE”). Under the AIF agreement, CRM is responsible for conducting daily operations on behalf of CORE. Although we do not have any equity interest in CORE, CORE’s operating results will be regularly reviewed by us.

As such, we now manage our operations in the following organizational segments, based on managerial emphasis and evaluation of financial and operating performances:

a)
HCPCI Insurance Operations
•
Property and casualty insurance
•
Reinsurance and other auxiliary operations
b)
TypTap Group
•
Property and casualty insurance
•
Information technology
c)
CORE Insurance Operations
d)
Real Estate Operations
e)
Other Operations
•
Holding company operations

HCPCI Insurance Operations

Property and Casualty Insurance

Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) was incorporated and began operations in 2007. HCPCI provides various forms of residential insurance products such as homeowners insurance, fire insurance, flood insurance and wind-only insurance to homeowners, condominium owners and tenants for properties primarily located in Florida and in various states outside of Florida. Due to the reduced availability and affordability of flood reinsurance coverage, HCPCI ceased to offer flood insurance policies in Florida during 2023. Gross earned premiums from such policies comprised less than 1% of total HCPCI gross premiums earned during 2022.

HCPCI began operations by participating in a “take-out program” through which we assumed insurance policies issued by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the State’s risk exposure by encouraging private companies to assume policies from Citizens. We selectively pursue additional assumption transactions with Citizens when opportunities arise. In 2023, HCPCI assumed approximately 53,400 policies from Citizens, representing $196.8 million in annualized gross premiums written.

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

In 2021, HCPCI assumed personal lines insurance business in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”) from United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”). HCPCI began renewing and/or replacing United policies in two states of the Northeast Region in December 2021, a third state in January 2022, and the fourth state in April 2022. In 2022, HCPCI assumed personal lines insurance business in the states of Georgia, North Carolina, and South Carolina (collectively “Southeast Region”) from United. HCPCI began renewing United policies in South Carolina in September 2022. HCPCI is authorized to write residential property and casualty insurance in the states of Arkansas, California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, North Carolina, Ohio,

Pennsylvania, Rhode Island, South Carolina and Texas. Written premium generated by HCPCI in states other than Florida during 2023, including from assumed business, totaled approximately $80.8 million.

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

For the years ended December 31, 2023, 2022 and 2021, revenues from HCPCI insurance operations before intracompany elimination represented 63.8%, 66.1% and 74.6%, respectively, of total revenues of all operating segments. At December 31, 2023 and 2022, HCPCI insurance operations’ total assets represented 55.3% and 53.4%, respectively, of the combined assets of all operating segments. See Note 17 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

TypTap Group

TypTap Insurance Group, Inc. (“TTIG”), our majority-owned subsidiary, currently has four subsidiaries: TypTap, TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTIG is primarily engaged in the property and casualty insurance business, focusing on standalone flood and homeowners multi-peril policies. TTIG uses internally developed software technologies to drive efficiency in claim processing and claims settlements, identify profitable underwriting opportunities, generate savings and streamline operations across its insurance operations. In addition, software is also used to analyze potential and current properties based on statistical models for catastrophic events, allowing us to pursue the optimal candidates for insurance coverage.

In November 2021, we first announced our intention to list TTIG’s common shares on a major U.S. stock exchange through a planned initial public offering to raise additional capital to fund its growth plan. In January 2022, we announced our postponement of TTIG’s initial public offering due to market conditions not favorable to its success and realization of true value. However, we remain committed to our plan to list TTIG’s common shares on a major U.S. stock exchange.

Property and Casualty Insurance

TypTap, TTIG’s insurance subsidiary, was incorporated in 2015 and began operations in 2016 and has been the primary source of our organic growth in gross written premium since then. Gross written premium consists of the sum of direct premiums written and assumed premiums written. In its first year of operation in 2016, gross written premium was $2.5 million and by 2023 it has grown to $363.6 million. Since TypTap began applying for approval to offer homeowners coverage in states outside of Florida in October 2020, TypTap has received approvals from 31 states. Written premiums generated by TypTap in states other than Florida during 2023, including from assumed business, totaled approximately $87.3 million. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently.

In addition to the expansion in TypTap business, we also expect continued growth from the policies assigned to TypTap in connection with the aforementioned assumed personal lines insurance business in the Northeast and Southeast Regions from United. TypTap began renewing and/or replacing United policies in two states of the Northeast Region in December 2021, a third state in January 2022, and the fourth state in April 2022. In June 2022, TypTap assumed personal lines insurance business in the Southeast Region from United and simultaneously began renewing United policies in South Carolina. TypTap began renewing and/or replacing United policies in Georgia in October 2022. In December 2022, TypTap began renewing United policies in North Carolina. TypTap assumed approximately 6,700 policies from Citizens in 2023 and approximately 9,470 policies in 2024, representing approximately $77.6 million of annualized gross premiums written in aggregate.

TypTap ceased to offer flood insurance products during 2023 due to the reduced availability and affordability of flood reinsurance coverage. Gross earned premiums from such policies comprised less than 5% of total TypTap gross premiums earned during 2022.

CORE Insurance Operations

CORE, a reciprocal insurance exchange organized in November 2023 to offer commercial residential multiple peril insurance products, is owned by its policyholders, referred to as subscribers, who gain ownership by buying an insurance policy. The subscribers then assume one another’s risks by exchanging insurance contracts, so they are both the insurers and the insureds. The daily operations of CORE are directly or indirectly conducted by CRM, an AIF company. Such daily operations include general administration, marketing, underwriting, accounting, policy administration, claim adjusting, and information technology. CRM is permitted to outsource any of these services to other HCI subsidiaries. See Note 16 -- “Variable Interest Entity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

For the years ended December 31, 2023, 2022 and 2021, revenues from TypTap Group before intracompany elimination represented 34.5%, 29.9% and 22.7%, respectively, of total revenues of all operating segments. At December 31, 2023 and 2022, TypTap Group’s total assets represented 33.6% and 37.9%, respectively, of the combined assets of all operating segments. See Note 17 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies in any state in which they are licensed to transact business and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined a minimum of once every five years. However, the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”) has the authority to conduct an examination whenever it is deemed appropriate. As of the date of issuance of this report, the FLOIR is conducting a financial examination of HCPCI and TypTap for the year ended December 31, 2023.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2023, 2022 and 2021, see Note 15 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represents estimated costs ultimately required to settle all claims for a given period. See Note 15 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for the net incurred and paid loss development tables for the years 2014 through 2023 and their reconciliation to the estimated liability for losses and LAE as of December 31, 2023.

Real Estate Operations

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations.

Properties Used in Operations

Our real estate used in operations consists of an office building located in the Sabal Palms Industrial Park in Tampa, Florida with gross area of 63,880 square feet, our insurance operations site with gross area of approximately 16,000 square feet in Ocala, Florida, as well as an office building located in the Westshore district of Tampa, Florida with a gross area of 71,177 square feet. The Ocala location, in addition to day-to-day operational use, serves as our alternative site in the event we experience any significant disruption at our Tampa offices.

Investment Properties

Our portfolio of investment properties includes two waterfront properties consisting of a total of 17.1 acres and a five-acre submerged land lease. One waterfront property contains a building structure that we currently lease to Crabby Bill’s restaurant and a marina while the second houses retail space and a marina with high and dry storage. We acquired the restaurant and marina operations in connection with our purchase of the waterfront properties and we continue to operate two marinas to enhance the property values. The table below sets forth information concerning our investment properties.

	Year	Net Rentable
Description/Location	Acquired	Space (SF)	Anchor Tenant
Waterfront property Tierra Verde, Florida	2011	22,548	Tierra Verde Marina (a)
Waterfront property Treasure Island, Florida	2012	12,790	Crabby's On The Pass restaurant
Retail shopping center Riverview, Florida	2018	8,400	Thorntons, LLC
Retail shopping center Clearwater, Florida	2018	54,341	ALDI supermarket
Vacant land Tampa, Florida	2018	(b)	(b)
Vacant land Haines City, Florida	2023	(b)	(b)
Office building Tampa, Florida	2023	(b)	(b)

(a)
Affiliate.
(b)
Not applicable.

Other Real Estate Investments

Melbourne FMA, LLC, our wholly owned subsidiary, had a 90% interest in a joint venture company which was dissolved in December 2022. See d) Investment in Unconsolidated Joint Venture in Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2023, 2022 and 2021:

(Amounts in millions except per share amounts)	2023	2022	2021
For the year ended December 31:
Net premiums earned	$495.9	$463.6	$377.3
Total revenue	$550.7	$499.6	$407.9
Losses and loss adjustment expenses	$254.6	$371.5	$227.5
Income (loss) before income taxes	$117.7	$(68.4)	$11.2
Net income (loss)	$89.3	$(54.6)	$7.2
Net income (loss) after noncontrolling interests	$79.0	$(58.5)	$1.9
Earnings (loss) per share:
Basic	$9.13	$(6.24)	$0.23
Diluted	$7.62	$(6.24)	$0.21
Dividends per share	$1.60	$1.60	$1.60
Net cash provided by operating activities	$230.7	$—	$96.5
Cash dividends paid on common stock*	$13.7	$15.2	$13.8
At December 31:
Total investments	$520.3	$615.6	$196.7
Cash and cash equivalents	$536.5	$234.9	$628.9
Total assets	$1,811.3	$1,803.3	$1,176.9
Total liabilities	$1,388.0	$1,548.5	$762.4
Redeemable noncontrolling interest	$96.2	$93.6	$90.0
Total equity	$327.2	$161.3	$324.5
Common shares outstanding (in millions)	9.7	8.6	10.1

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

Our Board is highly diverse in terms of gender, ethnicity, culture, education and business backgrounds, and our U.S.-based workforce is 62% female and approximately 42% non-white.

Employees

As of February 17, 2024, we employed a total of 547 full-time individuals. In addition, we employed 12 employees through a professional employer organization.

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

The property and casualty insurance industry is cyclical and highly competitive. We compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk-sharing mechanisms. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field, and new entrants to the market. Many of these competitors have greater financial resources, larger agency networks and greater name recognition than our company. Additionally, our competitors may merge or acquire one another and further increase their combined financial resources and agency networks. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverage offered, availability of coverage desired by customers, commission structure, and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

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

On February 27, 2023, United Property & Casualty Insurance Company was placed into receivership by the State of Florida due to its financial insolvency. As a result, our agreements with United were terminated. Although there have been withdrawals from funds held in trust in settlement for claims and claims processing services, we cannot predict the actions a receiver might take with regards to restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on our financial position and results of operations.

Any lack of business or financial success by CORE could diminish our expected management fee revenue and damage our business reputation.

CORE, which we manage, has entered into the business of providing insurance coverage for condominium associations, a product and market which is new to us and for which we have limited experience. In managing this business, we could encounter unexpected challenges, including, for example, challenges in accurately assessing risk, determining appropriate pricing, and establishing adequate reserves. Although our risk of loss in connection CORE is currently limited to a $25 million surplus note, any lack of business or financial success by CORE could not only diminish the management fee revenue we expect to generate from that enterprise, but also damage our insurance management reputation and consequently diminish opportunities to generate management fee revenue from future similar enterprises as well as diminish the value of the overall HCI enterprise.

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

The demand for homeowners insurance generally rises as the overall level of household income increases and generally falls as household income decreases, affecting premiums, commissions and fees generated by our business. Some new policies may be sourced by referral sources tied to home closing transactions, and major slowdowns in the various housing markets we serve could impact our ability to generate new business. The economic activity that impacts homeowners insurance is most closely correlated with employment levels, corporate revenue and asset values.

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

ITEM 1C – Cybersecurity

We rely on digital technology to conduct our businesses and interact with customers, policyholders, agents, and vendors. With this reliance on technology comes the associated security risks from using today’s communication technology and networks.

Risk Management and Strategy

The goal of our cybersecurity risk management strategy is to protect the privacy, integrity, and availability of our critical systems and information. Our processes identify, assess, and manage material risk from cybersecurity threats as part of our entity-wide risk management efforts. To safeguard our data and the data of our customers, management utilizes a multi-layered approach consisting first of an external security operations center company that specializes in the detection and containment of cyber-attacks. For protection of endpoint devices connected to our network, we use the tailored security software of a third-party consultant company for managed detection and response. Perimeter defense technology is used to filter e-mail for threats from malware viruses and e-mail phishing attempts. We also detect threats through the use of our firewalls that monitor incoming and outgoing network traffic.

Tools utilized to prevent threats include multifactor authentication, e-mail security services, mobile e-mail security policies, virtual private networks, third-party security experts, and timely applied software patches, among others. We engage in annual penetration testing, disaster recovery testing, internal and external audits of our cybersecurity controls and simulated cyberattack scenarios to gauge our preparedness for these situations. In addition, employees are required to pass a mandatory cybersecurity training course annually and receive periodic phishing simulations to facilitate recognizing phishing attempts. We carry Cyber Insurance which includes access to a Cyber Incident Response team in the case of a cybersecurity event.

Management of cybersecurity also extends to third-party service providers we use for specialized purposes such as payroll processing, investment tracking, regulatory financial reporting, and equity compensation plan administration. Our communication with these providers is protected by the safeguards within our security operation center. In addition, we annually obtain a Service Organization Controls (SOC) report on the suitability and operating effectiveness of the providers’ controls, known as a SOC 1 Type 2 Report. The report is prepared by an independent service auditor. We review such reports to confirm the existence of effective controls over unauthorized access at third party service providers.

We respond to cybersecurity events in accordance with our Cyber Security Incident Response Plan (CSIRP), which follows the guidance of the National Institute of Standards and Technology Cybersecurity Framework and provides for assessment, mitigation, and if necessary, remediation of any effects of a system breach. We also conduct annual breach simulations with internal information technology teams to test each step of our CSIRP.

There have been no cybersecurity events in the past that have materially affected the Company’s business strategy, results of operations, or financial condition. Although we believe our defenses against cyber-intrusions are sufficient, we continue to update our prevention programs to respond to sophisticated and rapidly evolving attempts to overcome our security measures. Such continuing threats could have a variety of adverse business impacts. See Item 1A – “Risk Factors” under the heading “Security and fraud risks” above for additional information on risks to our business from cybersecurity incidents and related matters.

Governance

Cybersecurity is a critical component of our overall risk management process. Our Board of Directors oversees our cybersecurity efforts as delegated to and performed by senior management which is responsible for the identification and assessment of material risks from cybersecurity incidents. The members of management responsible for managing cybersecurity threats are HCI Group’s Director of Information Technology (IT) and its Network Security Manager, and the Chief Operating Officer of Exzeo USA, Inc., TTIG’s software development and IT company. Both the Director of IT and the Chief Operating Officer have extensive experience in managing information systems including the defense of computer networks against cyber intrusions. The Network Security Manager is dedicated to overseeing our multi-layered cybersecurity defenses and leads monthly security meetings attended by IT managers.

Our Board receives periodic reports on cybersecurity risks and any material cybersecurity incidents. One member of our Board of Directors, Paresh Patel, has information technology expertise.

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. The real estate consists of a two-story building with gross area of approximately 63,880 square feet and currently serves as HCI Group, Inc.’s corporate headquarters.

Tampa, Florida. The real estate consists of a four-story building with gross area of approximately 71,177 square feet and currently serves as TTIG’s corporate headquarters.

Ocala, Florida. The real estate consists of 1.6 acres of land and an office building with gross area of approximately 25,405 square feet. The facility is 100% designated for our insurance operations and used exclusively by TypTap Management Company.

Investment Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility is currently owned and operated by us. The restaurant facility is leased to an unrelated party that operates several restaurants in the area.

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 23,000 square feet. This marina facility is owned and operated by us. Approximately 6% of the available retail space is occupied by us, 86% of the retail space is leased to non-affiliates, and the remaining space is available for lease.

Riverview, Florida. The real estate consists of 2.57 acres of land, 1.27 acres of which is leased to Thorntons, LLC, a gas station and convenience store chain. Our retail structure with 8,400 square feet of net rentable space is situated on the remaining land. 100% of the rentable space is leased to non-affiliates.

Tampa, Florida. We own approximately 9 acres of undeveloped land that we acquired in February 2019.

Clearwater, Florida. The real estate consists of 6.08 acres of land and a retail building with 54,341 square feet of rentable space. Approximately 59% of the rentable space is currently leased to ALDI supermarket. Approximately 94% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Haines City, Florida. We own approximately 6.5 acres of undeveloped land that we acquired in September 2023. The land is currently being developed to contain approximately 59,000 square feet of rentable space and up to four outparcels. Leases are in place for 86% of the retail space and one outparcel, and the remaining space is available for lease.

Tampa, Florida. The real estate consists of approximately 12 acres of land. All of the rentable space is leased to a non-affiliate.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease was effective February 2022 and has an initial term of nine years.

Plantation, Florida. We lease approximately 5,700 square feet of office space for our claims related administration. The lease term is five years and three months effective March 2023.

Expense under all facility leases was $603,000, $1,595,000, and $1,945,000 during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Holders

As of March 1, 2024, the market price for our common stock was $99.43 and there were 160 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

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

Declaration Date	Payment Date	Date of Record	Per Share Amount
10/13/2023	12/15/2023	11/17/2023	$0.40
7/3/2023	9/15/2023	8/18/2023	$0.40
4/14/2023	6/16/2023	5/19/2023	$0.40
1/11/2023	3/17/2023	2/17/2023	$0.40
10/13/2022	12/16/2022	11/18/2022	$0.40
7/14/2022	9/16/2022	8/19/2022	$0.40
4/26/2022	6/17/2022	5/17/2022	$0.40
1/20/2022	3/18/2022	2/18/2022	$0.40

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders unless certain requirements, which are discussed in Note 27 -- “Regulatory Requirements and Restrictions” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, are met. Hence, Florida law may limit the availability of cash from our insurance subsidiaries for the payment of dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2023. We currently have no equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	590,000	$51.54	962,206

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2018 and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
HCI Group, Inc.
Russell 2000 Index
NASDAQ Insurance Index
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

Based on an initial investment of $100 on December 31, 2018
with dividend reinvested.

Recent Sales of Unregistered Securities

All information related to sales of unregistered securities have been reported in Current Report on Form 8-K filings

Issuer Purchase of Equity Securities

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

We began insurance operations by participating in a “take-out program” which is a legislatively mandated program designed to encourage private companies to assume policies from Citizens, a Florida state-sponsored insurance carrier. Over the years, we have periodically acquired additional policies from Citizens meeting our strict underwriting criteria. We will continue to do so as opportunities arise.

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

Recent Events

On January 22, 2024, TTIG entered into a Stock Redemption Agreement with Centerbridge which allowed TTIG to redeem all of the TTIG Series A Preferred Stock held by Centerbridge. The redemption occurred prior to an optional February 26, 2025 redemption right held by Centerbridge. The redemption totaled $100,000,000 plus accrued and unpaid dividends of approximately $2,923,000. The redemption was funded with cash on hand, as well as $50,000,000 from HCI’s existing revolving credit facility with Fifth Third Bank.

On January 22, 2024, in connection with TTIG's redemption of all of the TTIG Series A Preferred Stock held by Centerbridge, we extended the expiration date of the warrant currently held by Centerbridge to purchase 750,000 shares of HCI common stock. The amended and restated warrant extends the expiration as to 450,000 underlying warrant shares in 150,000-share increments to December 31, 2026, December 31, 2027, and December 31, 2028. The remaining 300,000 warrants will continue to have the same original expiration date of February 26, 2025.

On January 22, 2024, a new shelf registration statement on Form S-3 (the “Shelf Registration”) was filed, replacing our old universal shelf registration statement filed in September 2023. The new Shelf Registration permits us to offer and sell our common stock, preferred stock, debt securities, warrants, and stock purchase contracts and units, from time to time, subject to market conditions and our capital needs. The Shelf Registration will also enable Centerbridge to sell all or a portion of the above-described amended and restated warrant or the shares issuable pursuant to the warrant. As a part of the Shelf Registration, we also announced the implementation of an “at-the-market” facility (the “ATM facility”) under which we would have the ability to raise up to $75,000,000 through the issuance of new shares of common stock into the market if we were to so choose.

On January 23, 2024, we, through TypTap, assumed an additional 9,478 insurance policies from Citizens, representing approximately $48,012,000 in annualized premiums.

On January 24, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on March 15, 2024 to stockholders of record on February 16, 2024.

On February 27, 2024, CORE, a consolidated VIE, assumed 323 insurance policies from Citizens, representing approximately $38,273,000 in annualized premiums written.

Subsequent to the reporting date, we notified the holders of our outstanding 4.25% Convertible Senior Notes due 2037 that we have elected to redeem the remaining $23,916,000 principal balance of the 4.25% Convertible Senior Notes. As a result of this notice, the 4.25% Convertible Senior Notes became immediately convertible into our common shares. The redemption date is March 15, 2024. We expect to issue approximately 397,000 shares to convert these notes. Since the notification, we have converted $23,380,000 in aggregate principal of 4.25% Convertible Senior Notes for aggregate consideration of 387,928 shares of our common stock plus cash consideration in lieu of fractional shares.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2023 with the Year Ended December 31, 2022

Our results of operations for the year ended December 31, 2023 reflect net income of approximately $89,257,000, or $7.62 diluted earnings per share, compared with net loss of approximately $54,603,000, or $6.24 loss per share, for the year ended December 31, 2022. The year-over-year increase was primarily attributable to a $32,313,000 increase in net premiums earned, a $23,346,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses), a $116,884,000 decrease in losses and loss adjustment expenses, and a $14,155,000 decrease in policy acquisition and other underwriting expenses, offset by a $3,349,000 increase in interest expense and a $3,117,000 decrease in gain from remeasurement of contingent liabilities.

Revenue

Gross Premiums Earned on a consolidated basis for the years ended December 31, 2023 and 2022 were approximately $765,512,000 and $724,716,000, respectively. The $40,796,000 increase in 2023 was primarily attributable to the increased policies in force from the assumption of Citizens insurance policies and the increased average premium per policy, offset by policy attrition. HCPCI’s gross premiums earned were $417,202,000 in 2023 compared with $426,501,000 in 2022. TypTap’s gross premiums earned were $348,310,000 in 2023 compared with $298,215,000 in 2022.

Premiums Ceded for the years ended December 31, 2023 and 2022 were approximately $269,627,000 and $261,144,000, respectively, representing 35.2% and 36.0%, respectively, of gross premiums earned. Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. The $8,483,000 increase was primarily attributable to higher reinsurance costs for the 2023-2024 contract year and an increased overall reinsurance coverage amount for Florida, offset by a higher reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance contracts. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the years ended December 31, 2023 and 2022 totaled approximately $628,995,000 and $464,875,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $164,120,000 increase in 2023 resulted primarily from an increase in gross premiums written from the assumption of Citizens insurance policies of approximately $143,087,000, offset by an increase in premiums ceded. HCPCI’s and TypTap’s gross premiums written were approximately $535,070,000 and $363,552,000, respectively, for 2023 compared with approximately $377,860,000 and $348,159,000, respectively, for 2022. We had approximately 247,000 policies in force at December 31, 2023 as compared with approximately 210,400 policies in force at December 31, 2022.

Net Premiums Earned for the years ended December 31, 2023 and 2022 were approximately $495,885,000 and $463,572,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Years Ended December 31,
	2023	2022
Net Premiums Written	$628,995	$464,875
Increase in Unearned Premiums	(133,110)	(1,303)
Net Premiums Earned	$495,885	$463,572

Net Investment Income for the years ended December 31, 2023 and 2022 was approximately $46,234,000 and $32,447,000, respectively. The year-over-year increase was primarily attributable to a $11,963,000 increase in interest income from cash and cash equivalents and a $11,259,000 increase in income from available-for-sale fixed-maturity securities, offset by a $5,919,000 decrease in income from real estate investments and a $3,302,000 decrease in income from limited partnership investments. See f) Net Investment Income under Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Unrealized Investment Gains for the year ended December 31, 2023 were approximately $3,215,000 compared with approximately $7,153,000 of net unrealized investment losses for the year ended December 31, 2022. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. The increase in 2023 was primarily attributable to an overall improvement in the equity market compared with 2022.

Gain from Remeasurement of Contingent Liabilities for the year ended December 31, 2023 was $0 compared with approximately $3,117,000 for the year ended December 31, 2022, resulting from the decrease in the balance of contingent liabilities in connection with the renewal rights agreements entered into with United. See Note 10 -- “Intangible Assets, Net” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $254,579,000 and $371,463,000 for the years ended December 31, 2023 and 2022, respectively. The losses and loss adjustment expenses of HCPCI Insurance Operations were $118,367,000 and $204,549,000 for the years ended December 31, 2023 and 2022, respectively. The decrease was attributable to a reduction in loss and loss adjustment expenses attributable to Hurricane Ian of approximately $42,133,000 and lower losses due to lower claims and litigation frequency related to Florida policies. Losses and loss adjustment expenses for TypTap were $139,049,000 and $173,828,000 for the years ended December 31, 2023 and 2022, respectively. The decrease was attributable to less prior period development being recorded in 2023, lower losses due to lower claims and litigation frequency, and a reduction in loss and loss adjustment expenses attributable to Hurricane Ian of approximately $16,495,000. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2023 and 2022 were approximately $90,822,000 and $104,977,000, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies, catastrophe allowance payable to United, and premium taxes. Policy acquisition expenses for HCPCI were $42,750,000 and $59,398,000 for the years ended December 31, 2023 and 2022, respectively. TypTap policy acquisition expenses were $48,176,000 and $45,733,000 for the years ended December 31, 2023 and 2022, respectively. The overall decrease was primarily attributable to amortization of decreased commission costs.

General and Administrative Personnel Expenses for the years ended December 31, 2023 and 2022 were approximately $53,868,000 and $56,511,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expense, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The year-over-year decrease of $2,643,000 was primarily attributable to a decrease in stock-based compensation expense and an increase in recovered and capitalized payroll costs, offset by an increase in employee incentive bonuses, and increase in the headcount of temporary and full-time employees and merit increases for non-executive employees effective in late February 2023.

Interest Expense for the years ended December 31, 2023 and 2022 was approximately $11,117,000 and $7,768,000, respectively. The increase primarily resulted from interest expense related to our 4.75% Convertible Senior Notes issued in May 2022, offset by decreased interest expense from a reduction in promissory notes on our real estate investments.

Impairment Loss for the year ended December 31, 2023 was $0 compared with approximately $2,284,000 for the year ended December 31, 2022, resulting from an impairment of renewal rights intangible assets associated with United policies assumed in the Northeast and Southeast regions.

Income Tax Expense for the year ended December 31, 2023 was approximately $28,393,000 for federal, state, and foreign income taxes compared with income tax benefit of approximately $13,815,000 for the year ended December 31, 2022, resulting in an effective tax rate of 24.1% for 2023 and 20.2% for 2022. The increase in the effective tax rate was primarily attributable to the elimination of the valuation allowance established as of December 31, 2022.

Ratios:

The loss ratio applicable to the year ended December 31, 2023 (losses and loss adjustment expenses incurred related to net premiums earned) was 51.3% compared with 80.1% for the year ended December 31, 2022. The decrease was primarily due to the decrease in losses and loss adjustment expenses and the increase in net premiums earned.

The expense ratio applicable to the year ended December 31, 2023 (defined as total expenses excluding losses and loss adjustment expenses related to net premiums earned) was 36.0% compared with 42.4% for the year ended December 31, 2022. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned and the decrease in policy acquisition, underwriting and personnel expenses.

The combined ratio is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2023 was 87.3% compared with 122.5% for the year ended December 31, 2022. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses, the decrease in policy acquisition, underwriting and personnel expenses, and the increase in net premiums earned.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio measured to gross premiums earned is more relevant in assessing overall performance. The combined ratio to gross premiums earned for the year ended December 31, 2023 was 56.6% compared with 78.4% for the year ended December 31, 2022. The decrease in 2023 was primarily attributable to the decrease in losses and loss adjustment expenses and the increase in gross premiums earned.

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

Net Premiums Written for years ended December 31, 2022 and 2021 totaled approximately $464,875,000 and $474,648,000, respectively. The $9,773,000 decrease in 2022 resulted primarily from an increase in premiums ceded to reinsurers as described above, offset by an increase in gross premiums written from the growth of TypTap business of approximately $100,680,000. HCPCI’s and TypTap’s gross premiums written were approximately $377,860,000 and $348,159,000, respectively, for 2022 compared with approximately $426,910,000 and $247,479,000, respectively, for 2021. We had approximately 210,400 policies in force at December 31, 2022 (excluding policies assumed from United) as compared with approximately 180,700 policies in force at December 31, 2021.

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

Net Investment Income for the years ended December 31, 2022 and 2021 was approximately $32,447,000 and $12,335,000, respectively. The year-over-year increase was primarily attributable to a $12,040,000 increase in income from real estate investments, a $4,992,000 increase in income from available-for-sale fixed-maturity securities and a $4,142,000 increase in interest income from cash and cash equivalents. See Net Investment Income under Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Gain from Remeasurement of Contingent Liabilities for the year ended December 31, 2022 was approximately $3,117,000, resulting from the decrease in the balance of contingent liabilities in connection with the renewal rights agreements entered into with United. See Note 10 -- “Intangible Assets, Net” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

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

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2022 and 2021 was approximately $104,977,000 and $93,732,000, respectively. Policy acquisition expenses for HCPCI were $59,398,000 and $59,321,000 for the years ended December 31, 2022 and 2021, respectively. TypTap policy acquisition expenses were $45,733,000 and $34,593,000 for the years ended December 31, 2022 and 2021, respectively. The increase was primarily attributable to amortization of increased commission costs related to the growth of TypTap’s policies in force during 2022 and the policies assumed from United or any subsequent renewal or replacement of United policies.

Debt Conversion Expense for the years ended December 31, 2022 and 2021 were approximately $0 and $1,754,000, respectively, representing costs associated with certain of the conversions of our 4.25% Convertible Senior Notes.

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

Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations for our indebtedness at December 31, 2023:

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

See Note 13 -- “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Under certain circumstances, we may be required to provide additional capital for the four remaining funds with expired capital commitments. At December 31, 2023, there was an aggregate unfunded capital balance of $4,205,000. See c) Limited Partnership Investments under Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Investments

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities for the years ended December 31, 2023, 2022 and 2021 are summarized below.

Cash Flows for the Year Ended December 31, 2023

Net cash provided by operating activities for the year ended December 31, 2023 was approximately $230,658,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $244,060,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $4,269,000 was primarily due to the proceeds from calls, repayments and maturities of fixed-maturity securities of $328,719,000, the proceeds from sales of fixed-maturity and equity securities of $34,528,000, the proceeds from sales of real estate investments of $21,746,000, and distributions received from limited partnership investments of $3,115,000, offset by the purchases of fixed-maturity and equity securities of $352,653,000, the purchases of property and equipment of $6,502,000, the purchases of real estate investments of $21,405,000, and the purchase of intangible assets of $1,786,000. Net cash provided by financing activities totaled $67,117,000, which was primarily due to net proceeds from the issuance of common stock of $84,572,000 and proceeds from issuance of long-term debt of $12,000,000, offset by $13,719,000 of cash dividend payments, the redemption of long-term debt of $6,895,000, cash dividends paid to redeemable noncontrolling interest of $6,763,000, $784,000 of share repurchases, and repayments of long-term debt of $562,000.

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

At December 31, 2023, we had $428,775,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2023, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 25 -- “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Year Ended December 31, 2023
Change in Reserves	Reserves	Percentage Change in Equity, Net of Tax
-20.0%	468,058	26.81%
-15.0%	497,312	20.11%
-10.0%	526,566	13.41%
-5.0%	555,819	6.70%
Base	585,073	—
5.0%	614,327	(6.70)%
10.0%	643,580	(13.41)%
15.0%	672,834	(20.11)%
20.0%	702,088	(26.81)%

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

For the years ended December 31, 2023, 2022 and 2021, we accrued benefits and recognized reductions in premiums ceded of $27,972,000, $18,710,000 and $10,864,000, respectively.

As of December 31, 2023, we had $44,289,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement. As of December 31, 2022, we had $16,317,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreements. In October 2022, we received a $5,457,000 premium refund in connection with the previous two multi-year reinsurance contracts which were commuted in May 2022. We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

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

Limited Partnership Investments. The valuation of our limited partnership investments is prepared by the general partner of each fund. We use net asset value (“NAV”) provided by the general partner to estimate our share of the fair value of these investments. However, the timing of the delivery of the fund’s financial statements and NAV information is on a three-month lag which results in a three-month delay in the recognition of our share of the limited partnership’s earnings or losses. But because this is the best information available, we use it as an estimate for the fair value at our reporting dates, unless conditions have changed significantly in the economy or securities markets since the previous quarter due to an event such as changes in the government’s fiscal or monetary policies. In such a case, we will adjust our estimate with the assistance from the general partner.

Acquired Intangible Assets. Acquired intangible assets represent the fair value of consideration we paid and are estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transactions, we purchased the right, but not the obligation, to offer homeowners insurance coverage to all policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreements also contain a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. We record intangible assets based on the fair value of the consideration we paid and are estimated to pay to the seller as provided in the renewal rights agreements with the seller. We engaged a third-party valuation specialist to assist with the allocation of the renewal rights and non-compete intangible assets acquired. Uncertainty is inherent in the estimates of future payments and in the assumptions made in allocating value to separate intangible assets. Intangible assets are amortized over their estimated useful lives. Intangible assets are evaluated to ensure that there is no impairment to carrying value and no change required in the amortization period. Based on the review and the assessment, we concluded that there was no impairment related to the renewal rights intangible assets at December 31, 2023.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio at December 31, 2023 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2023 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$373,279	$(9,959)	-2.60%
200 basis point increase	376,599	(6,639)	-1.73%
100 basis point increase	379,918	(3,320)	-0.87%
100 basis point decrease	386,558	3,320	0.87%
200 basis point decrease	389,878	6,640	1.73%
300 basis point decrease	393,198	9,960	2.60%

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

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2023 (amounts in thousands):

Comparable Rating	Cost or Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$94,031	24	$94,064	25
AA+, AA, AA-	267,508	69	263,892	69
A+, A, A-	13,353	3	13,091	3
BBB+, BBB, BBB-	10,799	3	10,618	3
CCC+, CC and Not rated	1,996	1	1,573	-
Total	$387,687	100	$383,238	100

Equity Price Risk

Our equity investment portfolio at December 31, 2023 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at December 31, 2023 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Consumer	$7,666	17
Financial	6,047	13
Technology	3,291	7
Other (1)	2,681	7
	19,685	44
Mutual funds and exchange-traded funds by type:
Debt	19,694	43
Equity	6,077	13
Alternative	81	—
	25,852	56
Total	$45,537	100

(1) Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2023, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

HCI Group, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2024 expressed an unqualified opinion thereon.

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

Reserves for Losses and Loss Adjustment Expenses

As described in Note 2 -- “Summary of Significant Accounting Policies” and Note 15 -- “Losses and Loss Adjustment Expenses” to the consolidated financial statements, the Company’s reserves for losses and loss adjustment expenses (“LAE”) reported in the consolidated balance sheet were $585.1 million at December 31, 2023. Reserves for losses and LAE reflect management’s best estimate regarding the Company’s ultimate losses, resulting in a liability for claims that have been incurred, but not yet paid, and claims that have been incurred but not yet reported. The reserves are based on the application of actuarial techniques and other projection methodologies, taking into consideration other facts and circumstances known at the balance sheet date. The methods used by management in determining the reserves for losses and LAE are complex and subjective with various key inputs and assumptions. Judgement is required to determine the inputs and assumptions used and these can significantly impact the reserves recognized. The most significant judgments include the choice of the appropriate standard actuarial reserving methods, the selection of loss development factors that place reliance on actual historical loss experience, current claim trends, and the prevailing social, economic and legal environments, and reserves derived specific to catastrophe events.

The principal considerations for our determination of the reserves for losses and LAE as a critical audit matter are the complexity and subjectivity of the judgments, estimates and assumptions that management utilized in determining their ultimate loss estimates. This required a high degree of effort and judgment in selecting the audit procedures to evaluate management’s estimates and assumptions as it relates to the reserves for losses and LAE, including the use of an auditor’s specialist.

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

Valuation of Limited Partnership Investments

As described in Note 2 -- “Summary of Significant Accounting Policies” and Note 5 -- “Investments” to the consolidated financial statements, the Company’s limited partnership investments reported in the consolidated balance sheet were $23.6 million at December 31, 2023. For the investments with ownership interest at five percent or less, the Company uses the net asset value method to estimate the fair value of these investments. Due to a reporting lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated and a significant adverse impact on the net asset value is expected as a result of a major economic event. The methods used by management in determining if an adjustment to the Company’s most recent share of net asset value is necessary are complex and subjective based on the judgement that is required to determine the key inputs and assumptions which can significantly impact the adjustments recognized.

The principal considerations for our determination of the valuation of limited partnership investments as a critical audit matter are the subjectivity of the inputs and assumptions that management utilized in determining the adjustment to the Company’s most recent share of net asset value. This required a high degree of effort and judgment in selecting the audit procedures to evaluate management’s estimates and assumptions as it relates to the valuation of limited partnership investments, including the use of an auditor’s specialist.

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

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2013.

Charlotte, North Carolina

March 8, 2024

Report of Independent Registered Public Accounting Firm on Internal Control

To the Shareholders, Board of Directors, and Audit Committee

HCI Group, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited HCI Group, Inc. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company for each of the three years in the period ended December 31, 2023, and our report dated March 8, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ FORVIS, LLP

Charlotte, North Carolina

March 8, 2024

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2023	2022
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $387,687 and $494,197, respectively and allowance for credit losses: $0 and $0, respectively)	$383,238	$483,901
Equity securities, at fair value (cost: $44,011 and $36,272, respectively)	45,537	34,583
Limited partnership investments	23,583	25,702
Investment in unconsolidated joint venture, at equity	—	18
Real estate investments	67,893	71,388
Total investments	520,251	615,592
Cash and cash equivalents (a)	536,478	234,863
Restricted cash (a)	3,287	2,900
Receivable from maturities of fixed-maturity securities	91,085	—
Accrued interest and dividends receivable	3,507	1,952
Income taxes receivable	—	2,807
Deferred income taxes, net	512	—
Premiums receivable, net (allowance: $3,152 and $5,362, respectively)	38,037	34,998
Assumed premiums receivable	19,954	—
Prepaid reinsurance premiums	86,232	66,627
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	19,690	71,594
Unpaid losses and loss adjustment expenses (allowance: $118 and $454, respectively)	330,604	616,765
Deferred policy acquisition costs	42,910	45,522
Property and equipment, net	29,251	17,910
Right-of-use assets - operating leases	1,407	777
Intangible assets, net	7,659	10,578
Funds withheld for assumed business	30,087	48,772
Other assets (a)	50,365	31,671
Total assets	$1,811,316	$1,803,328

(a) See Note 16 for details of balances associated with variable interest entity.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	December 31,
	2023	2022
Liabilities and Equity
Losses and loss adjustment expenses	$585,073	$863,765
Unearned premiums	501,157	368,047
Advance premiums	15,895	18,587
Reinsurance payable on paid losses and loss adjustment expenses	3,145	8,606
Ceded reinsurance premiums payable	8,921	17,646
Assumed premiums payable	850	—
Accrued expenses	19,722	14,534
Income tax payable	7,702	—
Deferred income taxes, net	—	1,704
Reinsurance recovered in advance on unpaid losses	—	19,863
Long-term debt	208,495	211,687
Lease liabilities - operating leases	1,408	721
Other liabilities	35,623	23,361
Total liabilities	1,387,991	1,548,521
Commitments and contingencies (Note 25)
Redeemable noncontrolling interest (Note 21)	96,160	93,553
Equity:
Common stock (no par value, 40,000,000 shares authorized, 9,738,183 and 8,598,682 shares issued and outstanding in 2023 and 2022, respectively)	—	—
Additional paid-in capital	89,568	—
Retained income	238,438	172,482
Accumulated other comprehensive loss, net of taxes	(3,163)	(9,886)
Total stockholders’ equity	324,843	162,596
Noncontrolling interests	2,322	(1,342)
Total equity	327,165	161,254
Total liabilities, redeemable noncontrolling interest and equity	$1,811,316	$1,803,328

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue
Gross premiums earned	$765,512	$724,716	$577,044
Premiums ceded	(269,627)	(261,144)	(199,741)
Net premiums earned	495,885	463,572	377,303
Net investment income	46,234	32,447	12,335
Net realized investment (losses) gains	(1,996)	(1,187)	6,472
Net unrealized investment gains (losses)	3,215	(7,153)	1,363
Policy fee income	4,704	4,279	3,995
Gain from remeasurement of contingent liabilities	—	3,117	—
Other	2,628	4,488	6,447
Total revenue	550,670	499,563	407,915
Expenses
Losses and loss adjustment expenses	254,579	371,463	227,525
Policy acquisition and other underwriting expenses	90,822	104,977	93,732
General and administrative personnel expenses	53,868	56,511	45,428
Interest expense	11,117	7,768	6,400
Impairment loss	—	2,284	—
Debt conversion expense	—	—	1,754
Other operating expenses	22,634	24,978	21,843
Total expenses	433,020	567,981	396,682
Income (loss) before income taxes	117,650	(68,418)	11,233
Income tax expense (benefit)	28,393	(13,815)	3,991
Net income (loss)	89,257	(54,603)	7,242
Net income attributable to redeemable noncontrolling interest (Note 21)	(9,370)	(9,106)	(7,399)
Net (income) loss attributable to noncontrolling interests	(853)	5,198	2,013
Net income (loss) after noncontrolling interests	$79,034	$(58,511)	$1,856

Basic earnings (loss) per share	$9.13	$(6.24)	$0.23

Diluted earnings (loss) per share	$7.62	$(6.24)	$0.21

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$89,257	$(54,603)	$7,242
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	4,818	(11,355)	(692)
Call and repayment gains charged to investment income	—	—	(36)
Reclassification adjustment for net realized losses (gains)	1,029	429	(687)
Net change in unrealized gains (losses)	5,847	(10,926)	(1,415)
Deferred income taxes on above change	1,114	154	347
Total other comprehensive income (loss), net of income taxes	6,961	(10,772)	(1,068)
Comprehensive income (loss)	96,218	(65,375)	6,174
Comprehensive (income) loss attributable to noncontrolling interests	(1,091)	5,586	2,035
Comprehensive income (loss) after noncontrolling interests	$95,127	$(59,789)	$8,209

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Year Ended December 31, 2023

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2022	8,598,682	$—	$—	$172,482	$(9,886)	$162,596	$(1,342)	$161,254
Net income	—	—	—	87,743	—	87,743	1,514	89,257
Net income attributable to redeemable noncontrolling interest	—	—	—	(8,709)	—	(8,709)	(661)	(9,370)
Total other comprehensive income, net of income taxes	—	—	—	—	6,723	6,723	238	6,961
Issuance of restricted stock	13,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(9,001)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(14,498)	—	(784)	—	—	(784)	—	(784)
Issuance of common stock in public offering	1,150,000		84,572			84,572	—	84,572
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	2,573	2,573
Common stock dividends ($1.60 per share)	—	—	—	(13,719)	—	(13,719)	—	(13,719)
Stock-based compensation	—	—	6,421	—	—	6,421	—	6,421
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(641)	641	—	—	—	—
Balance at December 31, 2023	9,738,183	$—	$89,568	$238,438	$(3,163)	$324,843	$2,322	$327,165

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Year Ended December 31, 2022

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2021	10,131,399	$—	$76,077	$246,790	$498	$323,365	$1,138	$324,503
Net loss	—	—	—	(50,097)	—	(50,097)	(4,506)	(54,603)
Net income attributable to redeemable noncontrolling interest	—	—	—	(8,414)	—	(8,414)	(692)	(9,106)
Total other comprehensive loss, net of income taxes	—	—	—	—	(10,384)	(10,384)	(388)	(10,772)
Issuance of restricted stock	7,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(11,230)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,137,336)	—	(71,242)	—	—	(71,242)	—	(71,242)
Repurchase and retirement of common stock under share repurchase plan	(391,151)	—	(17,070)	—	—	(17,070)	—	(17,070)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	3,106	3,106
Common stock dividends ($1.60 per share)	—	—	—	(15,157)	—	(15,157)	—	(15,157)
Stock-based compensation	—	—	11,595	—	—	11,595	—	11,595
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	640	(640)	—	—	—	—
Balance at December 31, 2022	8,598,682	$—	$—	$172,482	$(9,886)	$162,596	$(1,342)	$161,254

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Year Ended December 31, 2021

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2020	7,785,617	$—	$—	$199,592	$1,544	$201,136	$—	$201,136
Net income (loss)	—	—	—	8,779	—	8,779	(1,537)	7,242
Net income attributable to redeemable noncontrolling interest	—	—	—	(6,923)	—	(6,923)	(476)	(7,399)
Cumulative effect of change in accounting principle	—	—	—	(3,018)	—	(3,018)	—	(3,018)
Total other comprehensive loss, net of income taxes	—	—	—	—	(1,046)	(1,046)	(22)	(1,068)
Issuance of restricted stock	564,426	—	—	—	—	—	—	—
Forfeiture of restricted stock	(55,665)	—	—	—	—	—	—	—
Cancellation of restricted stock	(142,760)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(17,193)	—	(1,308)	—	—	(1,308)	—	(1,308)
Issuance of common stock	100,000	—	5,410	—	—	5,410	—	5,410
Common stock issued on conversions of 4.25% senior notes	1,896,974	—	114,928	—	—	114,928	—	114,928
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	3,173	3,173
Issuance of warrants, net of issuance costs	—	—	8,640	—	—	8,640	—	8,640
Common stock dividends ($1.60 per share)	—	—	—	(13,759)	—	(13,759)	—	(13,759)
Stock-based compensation	—	—	10,526	—	—	10,526	—	10,526
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(62,119)	62,119	—	—	—	—
Balance at December 31, 2021	10,131,399	$—	$76,077	$246,790	$498	$323,365	$1,138	$324,503

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss) after noncontrolling interests	$79,034	$(58,511)	$1,856
Net income attributable to noncontrolling interests	10,223	3,908	5,386
Net income (loss)	89,257	(54,603)	7,242
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,348	15,107	13,754
Net (accretion of discount) amortization of premiums on investments in fixed-maturity securities	(4,497)	(961)	169
Depreciation and amortization	8,184	8,010	5,549
Deferred income tax (benefit) expense	(1,102)	(9,881)	1,142
Net realized investment losses (gains)	1,996	1,187	(6,472)
Net unrealized investment (gains) losses	(3,215)	7,153	(1,363)
Credit loss expense - reinsurance recoverable	(336)	364	5
Net income from unconsolidated joint venture	—	(495)	(417)
Distributions received from unconsolidated joint venture	—	489	114
Net income from limited partnership interests	(661)	(3,963)	(4,947)
Distributions received from limited partnership interests	1,148	3,001	3,604
Impairment loss	—	2,284	—
Loss on extinguishment of debt	177	—	—
Debt conversion expense	—	—	1,754
Gain on involuntary conversion	—	(13,402)	—
Gain on sale of real estate investments	(8,811)	(376)	—
Gain from remeasurement of contingent liabilities	—	(3,117)	—
Foreign currency remeasurement loss	60	108	64
Other non-cash items	158	(47)	61
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(1,555)	(1,599)	235
Income taxes	10,509	1,277	470
Premiums receivable, net	(3,039)	33,159	225
Assumed premiums receivable	(19,954)	—	—
Prepaid reinsurance premiums	(19,605)	(40,272)	10,021
Reinsurance recoverable	338,401	(612,073)	8,491
Deferred policy acquisition costs	2,612	12,173	(13,837)
Funds withheld for assumed business	18,685	24,944	(73,716)
Other assets	(19,893)	(15,581)	4,487
Losses and loss adjustment expenses	(278,692)	626,600	24,996
Unearned premiums	133,110	1,303	97,345
Advance premiums	(2,692)	4,816	2,401
Reinsurance payable on paid losses and loss adjustment expenses	(5,461)	4,589	4,017
Ceded reinsurance premiums payable	(8,725)	(1,672)	9,554
Assumed premiums payable	850	—	(87)
Reinsurance recovered in advance on unpaid losses	(19,863)	19,863	—
Accrued expenses and other liabilities	14,264	(8,397)	1,642
Net cash provided by (used in) operating activities	230,658	(12)	96,503

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Dollar amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from investing activities:
Investments in limited partnership interests	(1,483)	(1,967)	(3,756)
Distributions received from limited partnership interests	3,115	5,360	4,657
Distributions received from unconsolidated joint venture	18	351	623
Purchase of property and equipment	(6,502)	(6,341)	(3,318)
Purchase of real estate investments	(21,405)	(841)	(1,367)
Purchase of intangible assets	(1,786)	(3,800)	—
Purchase of fixed-maturity securities	(332,152)	(614,843)	(18,303)
Purchase of equity securities	(20,501)	(22,887)	(102,801)
Purchase of short-term and other investments	(81)	(42)	(1,307)
Compensation received for property relinquished through eminent domain	—	14,500	—
Proceeds from sales of real estate investments	21,746	667	—
Proceeds from sales of fixed-maturity securities	22,326	11,716	23,055
Proceeds from calls, repayments and maturities of fixed-maturity securities	328,719	151,415	23,430
Proceeds from sales of equity securities	12,202	31,605	112,310
Proceeds from sales, redemptions and maturities of short-term and other investments	53	570	3,629
Net cash provided by (used in) investing activities	4,269	(434,537)	36,852
Cash flows from financing activities:
Cash dividends paid	(13,719)	(15,233)	(14,065)
Cash dividends received under share repurchase forward contract	—	76	306
Net repayment under revolving credit facility	—	(15,000)	(8,750)
Net proceeds from issuance of common stock	84,572	—	—
Proceeds from issuance of redeemable noncontrolling interest and warrants	—	—	100,000
Issuance costs - redeemable noncontrolling interest	—	—	(6,262)
Cash dividends paid to redeemable noncontrolling interest	(6,763)	(5,508)	(2,542)
Proceeds from issuance of long-term debt	12,000	172,500	—
Repayment of long-term debt	(562)	(1,009)	(970)
Redemption of long-term debt	(6,895)	—	—
Repurchases of common stock	(784)	(71,242)	(1,314)
Repurchases of common stock under share repurchase plan	—	(17,070)	—
Purchase of noncontrolling interests	(354)	(406)	(55)
Debt conversion expense paid	—	—	(1,895)
Debt issuance costs	(378)	(6,041)	(152)
Net cash provided by financing activities	67,117	41,067	64,301
Effect of exchange rate changes on cash	(42)	(98)	(54)
Net increase (decrease) in cash, cash equivalents, and restricted cash	302,002	(393,580)	197,602
Cash, cash equivalents, and restricted cash at beginning of year	237,763	631,343	433,741
Cash, cash equivalents, and restricted cash at end of year	$539,765	$237,763	$631,343

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Dollar amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,045	$146	$2,379
Cash paid for interest	$9,248	$6,155	$7,110
Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$6,961	$(10,772)	$(1,068)
Payable on purchases of equity securities	$379	$—	$—
Receivable from maturities of fixed-maturity securities	$91,085	$—	$—
Common stock issued on conversions of 4.25% senior notes	$—	$—	$114,928
Warrants issued in Centerbridge transaction	$—	$—	$9,217
Asset acquired under finance lease	$—	$—	$6
Purchase of real estate investments and intangible assets:
Assumed liability	$4	$—	$—
Acquisition of intangibles:
Common stock issued	$—	$—	$5,410
Contingent consideration payable	$—	$1,069	$2,419

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

In the first quarter of 2021, the Company reorganized its operations to focus on specific business segments, resulting in the creation of TypTap Insurance Group, Inc. (“TTIG”) with a separate workforce, board of directors and financial reporting structure. Companies under TTIG include TypTap, TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company, Inc., the parent company of an India company, Exzeo Software Private Limited. TTIG and its subsidiaries are known as TypTap Group.

In October 2023, the Company incorporated a new subsidiary, Core Risk Managers, LLC (“CRM”), in the state of Florida. Its sole purpose is to conduct daily operations on behalf of Condo Owners Reciprocal Exchange (“CORE”) under an attorney-in-fact agreement. CORE, a reciprocal insurance exchange, was organized in November 2023 to offer commercial residential multiple peril insurance products. See Note 16 -- “Variable Interest Entity” for additional information.

With the addition of CORE, the Company now conducts its operations through five reportable segments: 1) HCPCI insurance operations, 2) TypTap Group, 3) CORE insurance operations, 4) real estate operations, and 5) corporate and other. See Note 17 -- “Segment Information” for additional information.

Assumed Business

Northeast Region

Effective December 31, 2020, the Company, through HCPCI, began providing 69.5% quota share reinsurance on all in-force, new and renewal policies issued by United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”), in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”) through May 31, 2021. The Company also entered into a renewal rights agreement with United in connection with the Northeast Region assumed business, under which the Company had the right to renew and/or replace United’s insurance policies at the end of their respective policy periods. The policy replacement date was set for June 1, 2021 or such other date as mutually agreed by both parties. In return, United received 100,000 shares of HCI’s common stock and a renewal rights ceding commission of 6% on any replacement premium in excess of $80,000. The aggregate ceding commission amount did not exceed $3,100.

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

The Company also entered into a renewal rights agreement with United in connection with the Southeast Region assumed business. Under the renewal rights agreement, the Company had the right to renew and/or replace United’s insurance policies at the end of their respective policy periods. The policy replacement date was set for June 1, 2022 or such other date as mutually agreed by both

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

parties. As part of the transaction, United received a renewal rights ceding commission of 6%, with a portion of the ceding commission paid up-front. The agreement specified that the aggregate ceding commission amount would not exceed $6,000.

The Company, through TypTap, entered into a new quota share reinsurance agreement in June 2022 to provide 100% reinsurance on all of United’s in-force, new and renewal policies in the Southeast Region from June 1, 2022 through May 31, 2023. In exchange, TypTap paid United a ceding commission of 16% of premium. The Company began renewing United’s policies in South Carolina on June 1, 2022. On October 1, 2022, the Company began renewing and/or replacing United’s policies in Georgia. On December 1, 2022, the Company began renewing United’s policies in North Carolina.

Citizens Assumption

From time to time, the Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. During the fourth quarter of 2023, the Company’s two insurance subsidiaries, HCPCI and TypTap, were approved by the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”) to assume a total of 75,000 policies. In December 2023, approximately 60,100 policies were assumed, representing approximately $226,400 in annualized gross written premiums. See Note 30 --“Subsequent Events” for additional information.

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

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2023 and 2022, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms, and certificates of deposit.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Available-for-Sale Fixed-Maturity Securities. Fixed-maturity securities that are available for sale include debt securities and redeemable preferred stock. The Company’s available-for-sale securities are carried at fair value. Changes in the fair value of available-for-sale securities representing unrealized gains or losses, other than credit losses, are excluded from net investment income and reported in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of deferred income taxes. Realized investment gains and losses from sales are recorded on the trade date and are determined using the first-in first-out (“FIFO”) method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the estimated remaining term of the security. Gains and losses from call redemptions and repayments are charged to investment income.

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

Impaired securities where the Company has the ability and intent to hold until recovery and believes it is not probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity, are evaluated for the existence of credit-related losses. When determining impairment due to a credit-related loss, the Company carefully considers factors such as the issuer’s financial ratios and condition, the security’s current ratings and maturity date, the failure of the issuer to make a scheduled payment, and overall market conditions in estimating the cash flows expected to be collected. The expected cash flows discounted at the effective interest rate of the security implicit at the date of acquisition are then compared with the security’s amortized cost at the measurement date. A credit loss is incurred when the present value of the expected cash flows is less than the security’s amortized cost. If such credit-related losses exist, an allowance for credit losses is established with a charge in the consolidated statement of income. Subsequent changes in the allowance, whether favorable or unfavorable, are recorded on the consolidated statement of income. See additional information in the Allowance for Credit Losses section within this note. Any remaining impairment loss related to other non-credit factors such as changes in interest rates or market conditions is reflected as a component of accumulated other comprehensive income (loss).

Allowance for Credit Losses. Allowance for credit losses represents an estimation of potential losses that the Company may experience due to credit risk. The allowance for credit losses account is a contra account of a financial asset to reflect the net amount expected to be collected. Any increase or decrease in the allowance for credit losses related to investments is recognized and reflected as credit losses on investments in the Company’s consolidated statement of income. For all other financial assets, credit loss expense is included in other operating expenses. When the risk of credit loss becomes certain, the allowance for credit losses account will be written off against the financial asset. Under the Current Expected Credit Loss (“CECL”) model, the Company measures all expected credit losses related to relevant financial assets based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. The Company primarily uses a discounted cash flow method and a rating-based method in estimating credit losses at a reporting date for financial assets under the scope of the CECL model. The discounted cash flow method is a valuation method used to estimate the value of a financial asset based on its future cash flows. The Company uses this method to determine the expected credit losses for available-for-sale fixed-maturity securities. In addition, the Company elected not to measure an allowance for credit losses for accrued interest receivable as any uncollectible amount is adjusted to interest income on a monthly basis. At present, the exposure to credit losses for certain financial assets related to non-insurance business is considered immaterial to the Company’s financial position.

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

For paid reinsurance recoverable which is due within 90 days after billing, the Company will rely heavily on each reinsurer’s credit rating, recent financial condition, and historical collection problems, if any, in determining the expected credit loss. For risk attributable to disagreements between an insurer and reinsurer regarding a difference in interpretation of provisions in a reinsurance agreement (“dispute risk”), the Company will continue to use an incurred loss method to estimate losses. At December 31, 2023, there was no dispute risk associated with the reinsurance recoverable balance.

Equity Securities. Equity securities represent ownership interests held by the Company in entities for investment purposes. Unrealized holding gains and losses related to equity securities are reported in the consolidated statements of income as net unrealized investment gains and losses. Realized investment gains and losses from sales are recorded on the trade date and are determined using the FIFO method (see b) Equity Securities in Note 5 -- “Investments”).

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

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability so as to be able to meet its obligations when they become due. In our opinion, based upon current information and projections, tangible long-lived assets will be recovered over the period of benefit.

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

Intangible Assets. Intangibles related to real estate investments consist of the value attributable to the acquired in-place leases and the primary, or anchor tenant relationships. The value attributable to the anchor tenant relationship represents the economic benefits of having a nationally recognized retailer as the lead tenant, which draws consumer traffic and other tenants to the retail center. These intangibles are amortized to expense over the related lease term. Amortization of the intangibles related to real estate investments is

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

reflected in net investment income in the consolidated statements of income. The Company reviews these intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. In the event the Company determines the carrying value is not recoverable, an impairment loss is recorded in the Company’s consolidated statements of income.

Acquired intangible assets represent the fair value of consideration the Company paid and is estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transactions, the Company purchased the right, but not the obligation, to offer homeowners insurance coverage to all policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreements also contain a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. The Company records these intangible assets based on the fair value of the consideration it paid and is estimated to pay to the seller as provided in the renewal rights agreements with the seller. The Company engaged a third-party valuation specialist to assist with the allocation of the renewal rights and non-compete intangible assets acquired. Intangible assets are amortized over their estimated useful lives. Amortization of the renewal rights and non-compete intangible assets is reflected in other operating expenses in the consolidated statements of income. Intangible assets are evaluated to ensure that there is no impairment to carrying value and no change required in the amortization period. See Note 10 -- “Intangible Assets, Net” for additional information.

Funds Withheld for Assumed Business. Pursuant to the Company’s quota share reinsurance agreements with United, trust accounts were established for the benefit of United as beneficiary. The trust balances represent the net amount owed to the Company under the reinsurance agreements. The trusts consist of a) funds deposited to establish the accounts and b) premiums, including any subsequent premium adjustment, and are reduced by commissions and paid losses and loss adjustment expenses. The assets within the trust accounts consist primarily of cash. Funds remaining at the completion of the quota share agreements are to be distributed according to the trust agreements. Prior to United being placed into receivership by the State of Florida on February 27, 2023, United had the exclusive and unconditional right to withdraw funds from the trust accounts on demand with written notice in compliance with the quota share reinsurance agreements. The funds are now under the control of the receiver.

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

The redeemable noncontrolling interest is initially recorded at fair value and is decreased by related issuance costs. The fair value is estimated using a residual fair value approach. The effect of increasing dividend rates is accreted to the redeemable noncontrolling interest with a corresponding reduction in retained income. The effective interest method is used for accretion over the period of the increasing dividend rates. The carrying value of the interest is also subsequently adjusted for accrued dividends and dividend payments. The Company has an option to pay the dividends in cash or make a payment-in-kind. The dividends are accrued monthly assuming that they will be settled in cash.

When the redeemable noncontrolling interest is probable of becoming redeemable, the Company elects to recognize changes in the redemption value immediately as it occurs and adjust the carrying value of the interest to the maximum redemption value which is the higher of the redemption price or fair market value at the reporting date. Such changes in the redemption value are treated as dividends when calculating income available to common stockholders.

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

Prepaid Share Repurchase Forward Contract. A prepaid share repurchase forward contract is generally a contract that allows the Company to buy from a counterparty a specified number of common shares at a specific time at a given forward price. The Company entered into such a contract and evaluated the characteristics of the forward contract to determine whether it met the definition of a derivative financial instrument pursuant to U.S. GAAP. The Company determined the forward contract was an equity contract on the Company’s common shares requiring physical settlement in common shares of the Company. As such, the transaction was recognized as a component of stockholders’ equity with a charge to additional paid-in capital equal to the prepayment amount, which represents the cash paid to the counterparty. There was no recognition in earnings for changes in fair value in subsequent periods.

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

The estimates of unpaid losses and LAE are subject to trends in claim severity and frequency and are continually reviewed. As part of the process, the Company reviews historical data and considers various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and LAE. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Losses and LAE ceded to or recovered from reinsurers are recorded as a reduction to losses and LAE on the consolidated statements of income.

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

At December 31, 2023 and 2022, allowances for uncollectible premiums were $3,152 and $5,362, respectively. The decrease in allowances for uncollectible premiums during 2023 resulted in a $2,113 increase in unearned premiums during the year ended December 31, 2023. The increase in allowances for uncollectible premiums during 2022 resulted in a $3,432 decrease in unearned premiums during the year ended December 31, 2022. For the year ended December 31, 2023, an increase in earned revenues was $97 as opposed to decreases in earned revenues of $180 and $15 for the years ended December 31, 2022 and 2021, respectively.

Reinsurance Ceded. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st of each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions. Amounts recoverable from reinsurers are estimated in a manner consistent with the applicable reinsurance contract or contracts. Premiums ceded to other companies have been reported as a reduction of gross premiums earned to arrive at net premiums earned. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers.

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

One of the Company’s current reinsurance contracts contains retrospective provisions including terms and conditions that adjust premiums based on the loss experience under the contract. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments in premiums ceded are reflected in the Company’s current operations and recorded in other assets until received upon the expiration of the contract. See Note 14 -- “Reinsurance” for additional information.

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

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the years ended December 31, 2023, 2022 and 2021, revenues from claims processing services were $766, $3,425 and $4,554, respectively. At December 31, 2023 and 2022, other assets included $0 and $2,543, respectively, of amounts receivable attributable to this service.

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

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2023 and 2022. Fair values for securities or financial instruments are based on the framework for measuring fair value established by U.S. GAAP (see Note 7 -- “Fair Value Measurements”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which require the measurement and recognition of compensation for all stock-based awards made to employees, non-employee directors (see Note 23 -- “Stock-Based Compensation”), and third-party award recipients based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards granted to employees and non-employee directors is generally recognized as compensation expense over the requisite service period, which is defined as the period during which a recipient is required to provide service in exchange for an award. Forfeitures of the Company’s stock-based awards are accounted for as they occur. The Company uses a straight-line attribution method for all grants that include only a service-based vesting condition. Restricted stock grants with market-based vesting conditions are expensed over the derived service period. Expensing market-based awards may be expedited if the conditions are met sooner than anticipated. For awards granted to third-party recipients, the cost of the grant is recognized in the same period(s) and in the same manner as if the Company had paid cash. The Company’s outstanding stock-based awards include stock options, warrants, and restricted stock awards with service and market-based vesting conditions. Compensation expense related to all awards granted to employees and non-employee directors is included in general and administrative personnel expenses. The Company receives a windfall tax benefit for certain stock option exercises and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. The Company recognizes tax windfalls and shortfalls in the consolidated statement of income.

Basic and Diluted Earnings Per Common Share. Basic earnings or loss per common share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. In addition, the intrinsic value of restricted stock declines when the Company experiences operating losses. As a result, holders of the Company’s restricted stock are allocated a proportional share of net income and loss determined by dividing total weighted-average shares of restricted stock by the sum of total weighted-average common shares and shares of restricted stock (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. During loss periods, common stock equivalents such as stock options and convertible debt are excluded from the calculation of diluted loss per share, as the inclusion would have an anti-dilutive effect. See Note 20 -- “Earnings Per Share” for potentially dilutive securities at December 31, 2023, 2022 and 2021.

Statutory Accounting Practices. The Company’s U.S. insurance subsidiaries comply with statutory accounting practices prescribed by the National Association of Insurance Commissioners and as adopted or permitted by the FLOIR. There are no state prescribed or permitted practices that have been adopted by the Company’s U.S. subsidiaries. In addition, the Company’s Bermuda insurance subsidiary prepares and files financial statements in accordance with the prescribed regulatory accounting practices of the Bermuda Monetary Authority.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 3 -- Recent Accounting Pronouncements

Accounting Standards Update No. 2023-01. In March 2023, the FASB issued Accounting Standards Update No. 2023-01 (“ASU 2023-01”) Leases (Topic 842): Common Control Arrangements. For public entities, this update amends the required amortization period for leasehold improvements associated with common control leases to be over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the asset through a lease. In addition, if the lessor is sub-leasing the asset while simultaneously leasing the asset from an entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. Once the lessee no longer controls the use of the asset, the asset will be accounted for as a transfer between entities under common control through an adjustment to equity. ASU 2023-01 is effective for the Company beginning with the first quarter of 2024. The Company does not expect this update will have a material impact on its future financial position.

Accounting Standards Update No. 2023-07. In November 2023, the FASB issued Accounting Standards Update No. 2023-07 (“ASU 2023-07”) Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. For public entities that are required to report segment information, this update enhances disclosures about significant segment expenses and interim disclosure requirements. In addition, the update clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating its impact on segment reporting disclosure.

Accounting Standards Update No. 2023-09. In December 2023, the FASB issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state, and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. ASU 2023-09 is effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating its impact on income tax disclosure.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2023	2022
Cash and cash equivalents	$536,478	$234,863
Restricted cash	3,287	2,900
Total	$539,765	$237,763

At December 31, 2023, $420,848 or 78.5% of the Company’s cash and cash equivalents were deposited at five national banks and included $62,086 with two custodians. At December 31, 2022, $175,331 or 74.7% of the Company’s cash and cash equivalents were deposited at four national banks and included $15,796 with two custodians. At December 31, 2023 and 2022, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

In connection with the sale of the retail shopping center investment property in Melbourne, Florida as described in Note 5 -- “Investments” under e) Real Estate Investments, $87 of restricted cash was deposited in escrow in March 2023 with its release contingent on certain post-sale conditions being met.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At December 31, 2023 and 2022, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Credit Loss	Gain	Loss	Value
As of December 31, 2023
U.S. Treasury and U.S. government agencies	$359,630	$—	$224	$(3,800)	$356,054
Corporate bonds	27,563	—	116	(975)	26,704
Exchange-traded debt	494	—	—	(14)	480
Total	$387,687	$—	$340	$(4,789)	$383,238
As of December 31, 2022
U.S. Treasury and U.S. government agencies	$463,648	$—	$59	$(9,105)	$454,602
Corporate bonds	28,378	—	20	(1,205)	27,193
State, municipalities, and political subdivisions	1,389	—	—	(6)	1,383
Exchange-traded debt	683	—	2	(52)	633
Redeemable preferred stock	99	—	—	(9)	90
Total	$494,197	$—	$81	$(10,377)	$483,901

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2023 and 2022 are as follows:

	December 31,
	2023		2022
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$234,992	$234,025	$266,170	$265,353
Due after one year through five years	148,935	145,758	223,153	214,307
Due after five years through ten years	3,266	2,974	4,380	3,797
Due after ten years	494	481	494	444
	$387,687	$383,238	$494,197	$483,901

Securities on Deposit

The fair value of fixed-maturity securities on deposit with various regulatory authorities at December 31, 2023 and 2022 was $1,660 and $1,100, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the years ended December 31, 2023, 2022 and 2021 were as follows:

		Gross	Gross
		Realized	Realized
	Proceeds	Gains	Losses
Year ended December 31, 2023	$22,326	$7	$(1,036)
Year ended December 31, 2022	$11,716	$13	$(442)
Year ended December 31, 2021	$23,055	$722	$(35)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at December 31, 2023 and 2022, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2023	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(22)	$3,464	$(3,778)	$181,463	$(3,800)	$184,927
Corporate bonds	(8)	1,941	(967)	19,418	(975)	21,359
Exchange-traded debt	(14)	481	—	—	(14)	481
Total available-for-sale securities	$(44)	$5,886	$(4,745)	$200,881	$(4,789)	$206,767

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2022	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(8,701)	$269,116	$(404)	$4,644	$(9,105)	$273,760
Corporate bonds	(909)	23,028	(296)	2,541	(1,205)	25,569
States, municipalities, and political subdivisions	(6)	1,383	—	—	(6)	1,383
Exchange-traded debt	(52)	463	—	—	(52)	463
Redeemable preferred stock	(9)	90	—	—	(9)	90
Total available-for-sale securities	$(9,677)	$294,080	$(700)	$7,185	$(10,377)	$301,265

At December 31, 2023 and 2022, there were 65 and 84 securities, respectively, in an unrealized loss position.

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

The table below summarizes the activity in the allowance for credit losses of available-for-sale fixed-maturity securities for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Balance at January 1	$—	$—	$588
Reductions for securities sold	—	—	(9)
Reductions for securities exchanged	—	—	(579)
Balance at December 31	$—	$—	$—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $0 credit loss expense related to fixed-maturity securities in the consolidated statements of income.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At December 31, 2023 and 2022, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
December 31, 2023	$44,011	$3,945	$(2,419)	$45,537
December 31, 2022	$36,272	$2,078	$(3,767)	$34,583

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Years Ended December 31,
	2023	2022	2021
Net gains (losses) recognized	$2,282	$(8,149)	$5,486
Exclude: Net realized (losses) gains recognized for securities sold	(933)	(996)	4,123
Net unrealized gains (losses) recognized	$3,215	$(7,153)	$1,363

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the years ended December 31, 2023, 2022 and 2021 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2023	$12,202	$500	$(1,433)
Year ended December 31, 2022	$31,605	$2,224	$(3,220)
Year ended December 31, 2021	$112,310	$6,280	$(2,157)

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

	December 31, 2023			December 31, 2022
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower- middle-market companies. (b)(c)(e)	$3,295	$—	15.37	$4,146	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	2,271	—	1.25	2,528	—	1.66
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	3,400	—	0.18	5,319	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	3,306	—	0.55	3,470	—	0.56
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	7,590	2,543	1.32	7,457	3,125	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	3,721	1,662	0.55	2,782	2,536	0.98
Total	$23,583	$4,205		$25,702	$5,661

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

	Years Ended December 31,
	2023	2022	2021
Operating results:
Total income*	$1,606	$1,252,264	$705,610
Total expenses	(71,256)	(139,174)	(131,463)
Net (loss) income	$(69,650)	$1,113,090	$574,147

*Includes net change in unrealized gains or losses on investments.

	December 31,
	2023	2022
Balance sheet:
Total assets	$4,072,501	$5,119,695
Total liabilities	$220,525	$430,354

For the years ended December 31, 2023, 2022 and 2021, the Company recognized net investment income of $661, $3,963 and $4,947, respectively. At December 31, 2023 and 2022, the Company’s net cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $23,346 and $24,978, respectively, and the Company’s maximum exposure to loss aggregated $23,583 and $25,702, respectively.

During the year ended December 31, 2023, the Company received in cash returns on investment of $1,148 and returns of capital of $3,115 compared with returns on investment of $3,001 and returns of capital of $5,360 during the year ended December 31, 2022. During the year ended December 31, 2021, the Company received total cash distributions of $8,261, representing $3,604 of returns on investment and $4,657 of returned capital.

d) Investment in Unconsolidated Joint Venture

Melbourne FMA, LLC, a wholly owned subsidiary, had a 90% equity investment in FMKT Mel JV, a Florida limited liability company treated as a joint venture under U.S. GAAP. In January 2023, the Company received the final distribution of $18 from FMKT Mel JV which was liquidated on December 31, 2022. At December 31, 2022, the Company’s maximum exposure to loss relating to this variable interest entity was $18, representing the carrying value of the investment.

In June 2022, FMKT Mel JV sold its last remaining outparcel and recognized a gain on sale of $572 before distributing its earnings in July 2022. For the year ended December 31, 2022, the Company received a cash distribution of $840, representing a combined distribution of $489 in earnings and $351 in capital. For the year ended December 31, 2021, the Company received a cash distribution of $737, representing a combined distribution of $114 in earnings and $623 in capital.

e) Real Estate Investments

Real estate investments include land, buildings with office and retail space for lease, outparcels, and marinas. Real estate investments consist of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Land	$42,272	$38,327
Land improvements	4,387	12,138
Buildings and building improvements	18,594	29,410
Tenant and leasehold improvements	1,869	1,742
Other	7,168	1,649
Total, at cost	74,290	83,266
Less: accumulated depreciation and amortization	(6,397)	(11,878)
Real estate investments	$67,893	$71,388

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

On September 19, 2023, Grove Haines City, LLC, a real estate subsidiary of Greenleaf Capital, LLC, acquired vacant land in Haines City, Florida and its associated leases for $3,393, including acquisition costs of $100, and assumed a liability of $4. Of the total costs, $1,582 was recognized as real estate investments. See Note 10 -- “Intangible Assets, Net” for information about the acquired leases. The land will be developed into a retail shopping center to be anchored by a well-known grocery store chain. The transaction was determined to be an asset acquisition. Thus, acquisition-related costs were capitalized and allocated among the assets acquired.

On December 18, 2023, the Company entered into an agreement to purchase commercial real estate in Tampa, Florida for a price of $12,824 and, contemporaneously, the seller entered into a second contract to lease the property back from the Company at a below market rate. As a result, the below market value of $4,446 was added to the purchase price for a total cost of $17,270 before being allocated among the assets acquired under asset acquisition guidance. See Note 18 – “Leases” for additional information.

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

Depreciation and amortization expense related to real estate investments was $1,147, $1,956 and $1,922, respectively, for the years ended December 31, 2023, 2022 and 2021 and was included in net investment income on the consolidated statements of income.

f) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Years Ended December 31,
	2023	2022	2021
Available-for-sale fixed-maturity securities	$17,626	$6,367	$1,375
Equity securities	1,551	1,204	1,411
Investment expense	(557)	(491)	(542)
Limited partnership investments	661	3,963	4,947
Real estate investments	10,207	16,126	4,086
Net income from unconsolidated joint venture	—	495	417
Cash and cash equivalents	16,746	4,783	641
Net investment income	$46,234	$32,447	$12,335

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

During the year ended December 31, 2023, income from real estate investments included a net gain of $6,351 from the sale of the retail shopping center investment property in Melbourne, Florida and a net gain of $2,460 from the sale of the retail shopping center investment property in Sorrento, Florida.

During the year ended December 31, 2022, income from real estate investments included a net gain of $376 resulting from the sale of one outparcel in Sorrento, Florida, $451 of income from selling the liquor license previously owned by the Company’s restaurant business which was discontinued in 2020, and a net realized gain of $13,402 resulting from the sale of 1.5 acres of land in Tampa, Florida to the FDOT.

During the year ended December 31, 2021, income from real estate investments included a net gain of $2,790 resulting from a legal settlement with The Kroger Co. in a lawsuit filed by a real estate subsidiary of the Company to enforce a guaranty of a commercial lease.

g) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the year ended December 31, 2023, net realized loss related to other investments was $34, compared with net realized gains of $238 and $1,662 for the years ended December 2022 and 2021, respectively.

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

	Year Ended December 31, 2023
	Before Tax	Income Tax Effect	Net of Tax
Net unrealized gains	$4,818	$(1,372)	$6,190
Reclassification adjustment for net realized losses	1,029	258	771
Total other comprehensive income	$5,847	$(1,114)	$6,961

	Year Ended December 31, 2022
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized losses	$(11,355)	$(263)	$(11,092)
Reclassification adjustment for net realized losses	429	109	320
Total other comprehensive loss	$(10,926)	$(154)	$(10,772)

	Year Ended December 31, 2021
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized losses	$(692)	$(170)	$(522)
Call and repayment gains charged to investment income	(36)	(9)	(27)
Reclassification adjustment for net realized gains	(687)	(168)	(519)
Total other comprehensive loss	$(1,415)	$(347)	$(1,068)

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

* Debt derecognized in March 2023. See Note 13 -- “Long-Term Debt” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2023 and 2022:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2023
Financial Assets:
Cash and cash equivalents	$536,478	$—	$—	$536,478
Restricted cash	$3,287	$—	$—	$3,287
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$348,145	$7,909	$—	$356,054
Corporate bonds	20,267	6,437	—	26,704
Exchange-traded debt	480	—	—	480
Total available-for-sale securities	$368,892	$14,346	$—	$383,238
Equity securities	$45,537	$—	$—	$45,537

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022
Financial Assets:
Cash and cash equivalents	$234,863	$—	$—	$234,863
Restricted cash	$2,900	$—	$—	$2,900
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$446,233	$8,369	$—	$454,602
Corporate bonds	27,193	—	—	27,193
States, municipalities, and political subdivisions	—	1,383	—	1,383
Exchange-traded debt	633	—	—	633
Redeemable preferred stock	90	—	—	90
Total available-for-sale securities	$474,149	$9,752	$—	$483,901
Equity securities	$34,583	$—	$—	$34,583

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of December 31, 2023 and 2022:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2023
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$168,230	$—	$215,114	$—	$215,114
4.25% Convertible Senior Notes	23,916	—	34,545	—	34,545
5.50% Promissory Note	11,707	—	—	11,512	11,512
4.55% Promissory Note	4,640	—	—	4,349	4,349
Total long-term debt	$208,493	$—	$249,659	$15,861	$265,520

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2022
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$167,126	$—	$133,167	$—	$133,167
4.25% Convertible Senior Notes	23,916	—	19,473	—	19,473
3.90% Promissory Note	8,943	—	—	8,152	8,152
3.75% Callable Promissory Note	6,789	—	—	6,171	6,171
4.55% Promissory Note	4,900	—	—	4,642	4,642
Total long-term debt	$211,674	$—	$152,640	$18,965	$171,605

Note 8 -- Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2023	2022
Beginning balance	$45,522	$57,695
Policy acquisition costs deferred	83,602	88,496
Amortization	(86,214)	(100,669)
Ending balance	$42,910	$45,522

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2023, 2022 and 2021 was $86,214, $100,669 and $86,963, respectively.

As described in Note 1 -- “Nature of Operations” with regards to the quota share reinsurance agreements, the Company derecognized $1,349 of direct costs attributable to the assumption of insurance policies from United for the year ended December 31, 2022. The Company incurred $34,491 of direct costs attributable to the assumption of insurance policies from United for the year ended December 31, 2021.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2023	2022
Land	$6,930	$2,134
Land improvements	79	79
Buildings and building improvements	10,299	6,550
Computer hardware and software	20,051	16,741
Office furniture and equipment	3,065	2,955
Tenant and leasehold improvements	866	782
Other	4,885	1,767
Total, at cost	46,175	31,008
Less: accumulated depreciation and amortization	(16,924)	(13,098)
Property and equipment, net	$29,251	$17,910

Depreciation and amortization expense for property and equipment was $3,296, $2,580 and $1,941, respectively, for the years ended December 31, 2023, 2022 and 2021.

Note 10 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	December 31,
	2023	2022
Anchor tenant relationships (a)	$—	$1,761
In-place leases (b)	2,221	3,579
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (c)	314	314
Total, at cost	12,635	15,754
Less: accumulated amortization	(4,976)	(5,176)
Intangible assets, net	$7,659	$10,578

(a)
An anchor tenant is a tenant that attracts more customers than other tenants.
(b)
Amortization related to the Haines City property is expected to start in June 2024.
(c)
Fully amortized prior to January 1, 2023.

The remaining weighted-average amortization periods for the intangible assets as of December 31, 2023 are summarized in the table below:

In-place leases	18.6 years
Policy renewal rights - United	2.3 years

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

During the fourth quarter of 2022, all available information pertaining to the Northeast and Southeast Regions’ policies in-force was reviewed. Furthermore, management engaged an independent valuation specialist to assess for possible impairment of the renewal rights intangible assets. Based on the review and the assessment, the Company recognized an impairment loss of $2,284 related to the renewal rights intangible assets and, simultaneously, recorded a decrease in contingent liabilities resulting in a remeasurement gain of $3,117. At December 31, 2023 and 2022, contingent liabilities related to renewal rights intangible assets were $371 and are included in other liabilities on the consolidated balance sheets.

The renewal rights and non-compete intangible assets acquired do not meet the definition of a business as substantially all of the fair value of the intangible assets acquired are concentrated in a group of similar assets. Therefore, the Company accounted for the purchases of the renewal rights and non-compete intangible assets as asset acquisitions.

In connection with the sales of the retail shopping center investment properties in Melbourne, Florida and Sorrento, Florida as described in e) Real Estate Investments under Note 5 -- “Investments,” the Company derecognized $2,200 of intangible assets, net on March 31, 2023.

In connection with the purchase of the investment property in Haines City, Florida as described in e) Real Estate Investments under Note 5 -- “Investments,” the Company recognized $1,811 of in-place lease intangible assets on September 19, 2023.

For the years ended December 31, 2023, 2022 and 2021, amortization expense associated with intangible assets was $2,530, $2,643 and $761, respectively. Amortization expense for intangible assets after December 31, 2023 is as follows:

Year	Amount
2024	$2,478
2025	2,521
2026	853
2027	125
2028	125
Thereafter	1,557
Total	$7,659

Note 11 -- Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2023	2022
Benefits receivable related to retrospective reinsurance contracts	$44,289	$16,317
Reimbursement and fees receivable under TPA service	629	7,303
Prepaid expenses	2,882	2,826
Deposits	409	491
Lease acquisition costs, net	833	832
Other	1,323	3,902
Total other assets	$50,365	$31,671

On February 27, 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency. As a result, the Company ceased providing TPA services to United in March 2023. On October 26, 2023, the Company received $4,875 in payment for reimbursement and fees receivable under TPA service.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Management reviewed the collectability of the reimbursement receivable under TPA service and other amounts receivable attributable to this service as of December 31, 2023 and, considering the balance of funds withheld for assumed business as of December 31, 2023, determined that an allowance for credit losses is not necessary for the reimbursement receivable under TPA service or the other amounts receivable attributable to this service.

Note 12 -- Revolving Credit Facility

The Company has a secured revolving credit agreement (“Credit Agreement”) with Fifth Third Bank that currently provides borrowing capacity of up to $75,000 and expires on November 3, 2028. The Credit Agreement secured by the Company’s properties was first executed in 2018 and has been amended several times thereafter. Under the current terms of the agreement, $50,000 of the borrowing capacity may be used to refinance the Company's redeemable noncontrolling interest on or prior to March 31, 2025 and the maximum debt-to-capital ratio is set at 67.5%.

Under the terms of the Credit Agreement, borrowings bear interest at an annual rate equal to the one or three month Secured Overnight Financing Rate (“SOFR”) plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio. The interest payment is due quarterly in arrears on January 1, April 1, July 1, and October 1. The Credit Agreement contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances. The unused line fee rate is determined based on the debt-to-capital ratio.

At December 31, 2023, the Company had no borrowings outstanding under the credit facility. For the years ended December 31, 2023, 2022 and 2021, interest expense was $82, $227 and $189, respectively, including $82, $125 and $98 of amortization of issuance costs, respectively. At December 31, 2023, the Company was in compliance with all required covenants and had available borrowing capacity of $75,000. See Note 30 -- “Subsequent Events” for additional information.

Note 13 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2023	2022
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$172,500
4.25% Convertible Senior Notes, due March 1, 2037	23,916	23,916
3.90% Promissory Note (a)	—	9,072
3.75% Callable Promissory Note (b)	—	6,871
4.55% Promissory Note, due through August 1, 2036	4,700	4,968
5.50% Promissory Note, due through July 1, 2033	11,906	—
Finance lease liabilities, due through October 15, 2024	2	13
Total principal amount	213,024	217,340
Less: unamortized issuance costs	(4,529)	(5,653)
Total long-term debt	$208,495	$211,687

(a)
Note assumed by 3rd party.
(b)
Note fully repaid.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of December 31, 2023, which takes into consideration the assumption that the 4.75% Convertible Senior Notes and 4.25% Convertible Senior Notes are repurchased at their respective next earliest call dates:

Due in 12 months following December 31,
2023	$518
2024	543
2025	570
2026	197,015
2027	630
Thereafter	13,748
Total	$213,024

Information with respect to interest expense related to long-term debt is as follows:

	Years Ended December 31,
	2023	2022	2021
Interest Expense:
Contractual interest	$9,906	$6,835	$5,384
Non-cash expense (a)	1,129	706	827
Total	$11,035	$7,541	$6,211

(a)
Represents amortization of debt issuance costs.

Convertible Senior Notes

The Company’s Convertible Senior Notes consist of 4.25% Convertible Senior Notes that mature March 1, 2037 and 4.75% Convertible Senior Notes that mature June 1, 2042. The 4.25% Convertible Senior Notes were issued in March 2017 with cash interest payable semiannually in arrears on March 1 and September 1 of each year. In May 2022, the Company issued 4.75% Convertible Senior Notes in a private offering for an aggregate principal amount of $172,500. The net proceeds of the 4.75% Convertible Senior Notes were $166,486 after $6,014 in related issuance and transaction costs. The cash interest for the 4.75% Convertible Senior Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. In conjunction with the issuance of the 4.75% Convertible Senior Notes, the Company entered into a share repurchase agreement providing for the repurchase of shares of the Company’s common stock. See Note 22 -- “Equity” under Share Repurchase Agreement for additional information.

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

4.25% Convertible Senior Notes. When the Company’s cash dividends on common stock exceed $0.35 per share, it will result in adjustments to the conversion rate of the 4.25% Convertible Senior Notes. Accordingly, as of December 31, 2023, the conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.5893 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.28 per share. See Note 30 -- “Subsequent Events” for additional information.

4.75% Convertible Senior Notes. The conversion rate of the 4.75% Convertible Senior Notes is currently 12.4166 shares of common stock for each $1 in principal amount, which is the equivalent of approximately $80.54 per share.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The holders of the Convertible Senior Notes may convert all or a portion of their convertible senior notes during specified periods prior to each respective maturity date as follows: (1) during any calendar quarter commencing after the calendar quarter ending on the dates specified in each respective indenture, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any ten consecutive trading-day period in which the trading price per $1 principal amount of the Convertible Senior Notes is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if specified corporate events, including a change in control, occur; (4) if the respective Convertible Senior Notes are called for redemption, at any time prior to the dates specified in each respective indenture; or (5) at any time on the dates or during the periods specified in each respective indenture.

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2023, none of the conditions allowing the holders of either class of Convertible Senior Notes to convert had been met.

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

4.75% Convertible Senior Notes. At the option of the holders of the 4.75% Convertible Senior Notes, the Company is required to repurchase for cash all or any portion of the 4.75% Convertible Senior Notes at par on June 1, 2027, June 1, 2032 or June 1, 2037. The Company amortizes the issuance costs associated with the 4.75% Convertible Senior Notes over the period from May 23, 2022 to June 1, 2027. As of December 31, 2023, the remaining amortization period of the debt issuance costs was expected to be 3.4 years for the 4.75% Convertible Senior Notes.

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

Promissory Notes

3.90% Promissory Note

On March 31, 2023, in conjunction with the sale of the retail shopping center investment property in Melbourne, Florida for a price of $18,500, the buyer assumed the 3.90% Promissory Note from the Company which consisted of the $8,979 principal balance plus $16 of accrued interest at March 31, 2023.

3.75% Callable Promissory Note

On March 31, 2023, the Company made an early repayment of the entirety of its 3.75% Callable Promissory Note which included $6,775 of principal balance plus $22 of accrued interest. As a result, the Company incurred a $177 loss on extinguishment of debt. The note was collateralized by the retail shopping center investment property in Sorrento, Florida which was sold as described in e) Real Estate Investments under Note 5 -- “Investments.”

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

On January 12, 2023, HCPCI and TypTap received approval from the FLOIR to discontinue flood insurance policies written in Florida. Since the approval, the Company has cancelled or not renewed the majority of its flood insurance policies. However, the Company is required to continue providing flood insurance coverage to policyholders with open claims until criteria set by the FLOIR for cancellation and non-renewal are met. The reason for discontinuation is primarily attributable to the increased costs and reduced availability of flood reinsurance. The discontinuation does not have a material impact to the Company’s results of operations.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Years Ended December 31,
	2023	2022	2021
Premiums Written:
Direct	$762,806	$713,103	$545,441
Assumed	135,816	12,916	128,948
Gross written	898,622	726,019	674,389
Ceded	(269,627)	(261,144)	(199,741)
Net premiums written	$628,995	$464,875	$474,648
Premiums Earned:
Direct	$734,891	$651,455	$478,546
Assumed	30,621	73,261	98,498
Gross earned	765,512	724,716	577,044
Ceded	(269,627)	(261,144)	(199,741)
Net premiums earned	$495,885	$463,572	$377,303

During the year ended December 31, 2023, the Company derecognized ceded losses of $94,863. During the years ended December 31, 2022, and 2021, ceded losses of $812,623, and $40,432, respectively, were recognized as reductions in losses and loss adjustment expenses. Due to a reduction in gross estimated losses and LAE related to Hurricane Ian, $104,614 of ceded losses was derecognized in 2023. Ceded losses related to Hurricane Sally, Tropical Storm Eta, and other catastrophe and non-catastrophe claims were $5,416, $4,301, and $34, respectively, for 2023. For 2022, ceded losses related to Hurricane Ian, Hurricane Irma, Hurricane Sally, and other non-catastrophe claims were $782,071, $20,000, $10,483, and $69, respectively. Ceded losses related to Hurricane Irma, Hurricane Michael, Hurricane Sally, and other non-catastrophe claims were $32,144, $4,434, and $3,854, respectively, for 2021. At December 31, 2023 and 2022, there were 33 and 45 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at December 31, 2023 and 2022 were $350,294 and $688,359, respectively. Approximately 67.1% of the reinsurance recoverable balance at December 31, 2023 was receivable from five reinsurers. Based on all available information considered in the rating-based method described in Note 2 -- “Summary of Significant Accounting Policies,” the Company recognized a decrease in credit loss expense of $336 for the year ended December 31, 2023 as opposed to increases in credit loss expense of $364 and $0 for the years ended December 31, 2022 and 2021, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $118 and $454 at December 31, 2023 and 2022, respectively.

Due to Hurricane Ian in 2022, the Company’s first event reinsurance coverage for flood losses was exhausted, and accordingly, the Company could no longer cede additional flood losses from Hurricane Ian to reinsurers. As a result, the Company elected to pay reinstatement premiums of $6,684 to the reinsurers to restore the full amount of coverage. The unamortized first event reinsurance premiums of $3,306 were expensed and charged to premiums ceded during the fourth quarter of 2022. See Note 15 -- “Losses and Loss Adjustment Expenses” for more information about the flood losses attributable to Hurricane Ian.

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. Prior to June 1, 2022, there were two reinsurance contracts with retrospective provisions. As a result of Hurricane Ian, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions was decreased by $12,600 in September 2022. For the years ended December 31, 2023, 2022 and 2021, the Company recognized reductions in premiums ceded of $27,972, $18,710 and $10,864, respectively. See Note 25 -- “Commitments and Contingencies” for additional information.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At December 31, 2023 and 2022, other assets included $44,289 and $16,317, respectively. In October 2022, the Company received $5,457 of premium refund under the Company’s previous two multi-year reinsurance contracts which were commuted effective May 31, 2022. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

reinsurer with a good credit rating and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Reinsurance provided to other insurance companies

United

For the year ended December 31, 2023, assumed premiums written related to the Northeast Region's insurance policies were $0, whereas for the year ended December 31, 2022, $27,488 of assumed premiums written related to the Northeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in Massachusetts and New Jersey. For the year ended December 31, 2021, assumed premiums written related to the Northeast Region’s insurance policies were $93,607. At December 31, 2023, the Company had a net balance of $581 due to United related to the Northeast Region, representing ceding commission payable of $581. At December 31, 2022, the Company had a net balance of $1,581 due to United related to the Northeast Region, consisting of payable on paid losses and loss adjustment expenses of $1,000 and ceding commission payable of $581. Effective December 30, 2022, the Company’s quota share reinsurance agreement to provide 100% reinsurance on United’s policies in the Northeast Region was commuted.

Effective December 31, 2021, the Company entered into a separate agreement to provide 85% quota share reinsurance on United’s personal lines insurance policies in the states of Georgia, South Carolina and North Carolina through May 31, 2022. Effective June 1, 2022, the Company entered into a new agreement to provide 100% quota share reinsurance on United’s personal lines insurance policies in the Southeast Region. For the year ended December 31, 2023, $7,271 of assumed premiums written related to the Southeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in the Southeast Region. For the years ended December 31, 2022 and 2021, assumed premiums written related to the Southeast Region's insurance policies were $40,404 and $35,341, respectively. At December 31, 2023, the Company had a net balance of $4,203 due to United related to the Southeast Region, consisting of premiums payable of $1,712 and payable on paid losses and loss adjustment expenses of $2,765, offset by ceding commission receivable of $274. At December 31, 2022, there was an amount of $7,521 due to United related to the Southeast Region, consisting of payable on paid losses and loss adjustment expenses of $7,606 and ceding commission payable of $16, offset by premiums receivable of $101.

On February 27, 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency. At December 31, 2023, the Company had a net amount due to United of $4,784 and funds withheld for assumed business in trust accounts totaling $30,087 for the benefit of policies assumed from United. The Company ceased providing TPA services to United in March 2023. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

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

At December 31, 2023 and 2022, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $30,087 and $48,772, respectively.

Citizens Assumption

As described in Note 1 -- “Nature of Operations” with regards to the Citizens assumption, assumed premiums written related to Citizens policies were $143,087 for the year ended December 31, 2023.

The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2023, 2022 and 2021 was 6.18%, 15.80%, and 26.11%, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2023	2022	2021
Net balance, beginning of year*	$246,546	$172,410	$141,065
Incurred, net of reinsurance, related to:
Current year	235,725	330,836	199,888
Prior years	18,854	40,627	27,637
Total incurred, net of reinsurance	254,579	371,463	227,525
Paid, net of reinsurance, related to:
Current year	(107,204)	(169,641)	(95,809)
Prior years	(139,570)	(127,686)	(100,371)
Total paid, net of reinsurance	(246,774)	(297,327)	(196,180)
Net balance, end of year	254,351	246,546	172,410
Add: reinsurance recoverable before allowance for credit losses	330,722	617,219	64,755
Gross balance, end of year	$585,073	$863,765	$237,165

* Net balance represents beginning-of-year liability for unpaid losses and LAE less beginning-of-year reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the year ended December 31, 2023, the Company recognized losses related to prior years of $18,854 primarily to increase catastrophe reserves in response to increased litigation.

Losses and LAE for the 2023 loss year included net estimated losses of approximately $68,339 attributable to United-related policies and $7,875 related to policies assumed from Citizens. In 2022, gross losses and LAE related to Hurricane Ian were estimated at $847,500 for all insurance lines of business, including $452,050 for HCPCI Insurance Operations and $395,450 for TypTap. After reinsurance recoveries, losses and LAE retained by the Company were approximately $65,300 for the year ended December 31, 2022. Of the total losses and LAE retained by the Company, $7,000 was attributable to flood losses exceeding the maximum amount of coverage provided by reinsurers.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following is information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2022 to 2014 is presented as supplementary information and is unaudited.

Homeowners Multi-peril and Dwelling Fire Insurance (a)

											As of December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Claims	Amounts) (b)
2014	$75,810	$81,773	$84,917	$88,053	$90,084	$92,454	$92,945	$93,181	$93,358	$93,298	$93	7,662
2015	—	78,017	90,902	96,173	101,272	102,149	102,587	103,135	103,671	103,818	250	7,665
2016	—	—	81,446	90,879	92,684	92,986	92,752	92,333	92,738	92,779	174	6,936
2017	—	—	—	91,443	88,937	89,652	90,958	90,877	90,652	91,132	640	5,776
2018	—	—	—	—	79,436	83,976	83,123	83,234	82,816	83,126	2,330	4,771
2019	—	—	—	—	—	95,467	94,018	96,821	99,754	101,081	5,788	5,402
2020	—	—	—	—	—	—	126,086	133,349	159,758	170,175	8,214	8,264
2021	—	—	—	—	—	—	—	187,164	186,606	186,059	21,921	11,787
2022	—	—	—	—	—	—	—	—	263,626	257,683	52,895	13,393
2023	—	—	—	—	—	—	—	—	—	232,819	126,652	7,554
Total										$1,411,970

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$47,650	$68,897	$77,712	$82,463	$87,125	$90,707	$92,264	$92,924	$92,986	$93,205
2015	—	50,939	76,042	87,784	95,179	99,200	101,424	102,486	103,405	103,569
2016	—	—	51,663	73,037	83,311	89,144	90,989	92,001	92,367	92,605
2017	—	—	—	43,039	66,996	78,808	83,383	86,364	89,387	90,492
2018	—	—	—	—	41,014	63,958	71,809	76,311	79,247	80,796
2019	—	—	—	—	—	47,471	70,182	81,941	91,839	95,293
2020	—	—	—	—	—	—	56,173	108,388	144,298	161,961
2021	—	—	—	—	—	—	—	85,895	142,054	164,138
2022	—	—	—	—	—	—	—	—	135,793	204,788
2023	—	—	—	—	—	—	—	—	—	106,167
Total										$1,193,014
All outstanding liabilities before 2014, net of reinsurance										37
Liabilities for loss and LAE, net of reinsurance										$218,993

(a)
Excludes losses from Wind-only insurance (2014 through 2023) and any hurricane and storm events prior to 2023.
(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Wind-only Insurance (a) *

											As of December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Claims	Amounts) (b)
2015	$—	$308	$401	$569	$692	$605	$582	$582	$582	$582	$—	100
2016	—	—	1,005	1,314	1,814	1,853	1,837	2,255	1,948	1,957	4	228
2017	—	—	—	1,529	1,119	815	792	923	991	807	16	157
2018	—	—	—	—	798	708	1,061	1,109	1,226	1,037	69	137
2019	—	—	—	—	—	1,132	1,501	1,833	2,359	1,909	115	154
2020	—	—	—	—	—	—	1,621	1,970	3,386	3,036	280	193
2021	—	—	—	—	—	—	—	682	1,257	1,556	396	114
2022	—	—	—	—	—	—	—	—	1,284	1,943	830	136
2023	—	—	—	—	—	—	—	—	—	2,193	1,862	94
Total										$15,020

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2015	$—	$156	$332	$465	$582	$582	$582	$582	$582	$582
2016	—	—	689	1,155	1,405	1,772	1,821	1,843	1,944	1,952
2017	—	—	—	484	786	789	792	792	792	792
2018	—	—	—	—	216	607	745	899	925	967
2019	—	—	—	—	—	828	1,290	1,451	1,770	1,794
2020	—	—	—	—	—	—	567	1,461	2,435	2,756
2021	—	—	—	—	—	—	—	415	799	1,161
2022	—	—	—	—	—	—	—	—	704	1,113
2023	—	—	—	—	—	—	—	—	—	330
Total										$11,447
Liabilities for loss and LAE, net of reinsurance										$3,573

* The Company began writing Homeowners Wind-only insurance in 2015.

(a)
Excludes losses from multi-peril and dwelling fire insurance (2014 through 2023) and any hurricane and storm events prior to 2023.
(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Any Hurricane and Storm Events prior to 2023

											As of December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Claims	Amounts) (b)
2016	$—	$—	$21,414	$24,126	$26,211	$28,133	$27,634	$27,634	$27,634	$27,634	$464	2,420
2017	—	—	—	53,602	54,080	53,557	53,624	53,628	53,636	53,649	236	21,777
2018	—	—	—	—	16,543	16,532	16,532	16,532	16,476	16,466	—	1,719
2019	—	—	—	—	—	—	—	—	—	—	—	144
2020	—	—	—	—	—	—	30,264	46,284	55,235	61,847	7,491	3,294
2021	—	—	—	—	—	—	—	11,689	13,000	13,000	348	2,597
2022	—	—	—	—	—	—	—	—	65,325	71,860	23,233	13,992
2023	—	—	—	—	—	—	—	—	—	—	—	272
Total										$244,456

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2016	$—	$—	$12,227	$20,025	$23,316	$25,849	$26,098	$26,807	$27,146	$27,169
2017	—	—	—	43,905	47,514	47,524	49,425	53,216	53,634	53,413
2018	—	—	—	—	13,391	15,992	16,436	16,477	16,476	16,466
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	14,964	34,771	47,056	54,356
2021	—	—	—	—	—	—	—	9,323	12,616	12,652
2022	—	—	—	—	—	—	—	—	32,998	48,627
2023	—	—	—	—	—	—	—	—	—	—
Total										$212,683
Liabilities for loss and LAE, net of reinsurance										$31,773

(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

	December 31,
	2023	2022
Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$218,993	$201,627
Homeowners Wind-only insurance	3,573	3,082
Losses specific to any hurricane and storm events prior to 2023	31,773	41,380
Other short-duration insurance lines	12	457
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	254,351	246,546
Reinsurance recoverables	330,722	617,219
Total gross liability for unpaid losses and loss adjustment expenses	$585,073	$863,765

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2023:

Average Annual Percentage Payout of Incurred
Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners multi-peril and dwelling fire insurance	47.2%	22.3%	8.5%	3.9%	0.2%	0.8%	0.3%	0.0%	0.0%	0.0%
Homeowners Wind-only insurance	29.2%	23.2%	13.5%	8.5%	0.1%	0.4%	0.7%	0.0%	0.0%	*
Other short-duration insurance lines	74.9%	23.1%	1.5%	0.0%	0.0%	0.0%	0.0%	0.0%	—	—
Losses specific to any hurricane and storm events prior to 2023	51.8%	22.1%	6.9%	4.9%	1.7%	0.5%	—	—	—	—

* The Company began writing Homeowners Wind-only insurance in 2015.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Variable Interest Entity

CORE, a Florida-domiciled reciprocal insurance exchange, is owned by its policyholders, referred to as subscribers, who gain ownership by buying an insurance policy and making a surplus contribution. Each subscriber has certain interests in CORE which include the right to appoint an attorney-in-fact (“AIF”), to vote for CORE’s advisory committee and to receive dividends or premium credits if CORE generates a surplus. At least two-thirds of the membership of CORE’s advisory committee must be subscribers who are independent of the AIF. CORE’s advisory committee is charged with overseeing the financial affairs of CORE.

At inception, CORE had no subscribers nor sufficient surplus to fund its insurance operations without additional financial support. HCI provided CORE with $25,000 in exchange for a 9% subordinated surplus note. As a result, CORE is considered a variable interest entity (“VIE”). In addition, CORE entered into an AIF agreement with CRM, a wholly owned subsidiary of HCI. The AIF agreement, which was approved by the FLOIR, can be terminated at any time by mutual agreement of both parties or with cause, if the FLOIR or a court of competent jurisdiction determines that a material breach of the agreement has occurred. Under the AIF agreement, CRM, with the power of attorney given by the subscribers, will directly or indirectly conduct the daily operations of CORE by underwriting insurance policies, collecting premiums, investing funds, and processing claims. As such, subscribers do not possess the power to directly manage CORE’s operations. The AIF agreement also permits CRM to contract with service providers including other HCI subsidiaries to perform certain functions. The activities which most significantly impact CORE's anticipated economic performance are its underwriting and investment results. The management and service agreements, together with HCI’s subordinated surplus note in CORE, exposes HCI to more than an insignificant amount of CORE’s expected economic performance. As such, HCI has variable interests in CORE.

Since HCI has the power to direct the activities of CORE that most significantly affect CORE’s economic performance and the obligation to absorb losses or the right to receive benefits from CORE that could potentially be significant to CORE via the subordinated surplus note and the management and service agreements, HCI is considered the primary beneficiary of CORE, a VIE, and is required to consolidate CORE. Since HCI has no equity at risk, CORE’s equity and results of operations are included in noncontrolling interests. In the event of dissolution, subscribers will participate in the distribution of any remaining equity without being liable for any shortfall in CORE's equity. Prior to distributing residual equity to subscribers, CORE's remaining assets, after fulfilling all other outstanding obligations, will be allocated to settle the holders of CORE's subordinated debts such as HCI’s 9% subordinated surplus note, comprising unpaid principal and accrued interest.

At December 31, 2023, the Company’s maximum exposure to loss relating to CORE was $25,000. CORE’s assets are legally restricted for the purpose of fulfilling obligations specific to CORE. The creditors of CORE have no legal right to pursue additional sources of payment from the Company. The following table summarizes the assets related to CORE which are included in the accompanying consolidated balance sheets:

	December 31,
	2023	2022
Assets:
Cash and cash equivalent	$24,635	$—
Restricted cash	300	—
Other assets	65	—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Segment Information

The Company identifies its operating divisions based on managerial emphasis, organizational structure and revenue source. The Company has five reportable segments: HCPCI insurance operations, TypTap Group, CORE insurance operations, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under TypTap Group and CORE, are grouped together into one reportable segment under HCPCI insurance operations. The TypTap Group segment includes its property and casualty insurance operations, information technology operations and its management company’s activities. The CORE segment represents the insurance operations of CORE, a VIE, in which the Company has no equity interest but is required to consolidate under the Variable Interest model. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies and any other companies that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the years ended December 31, 2023, 2022 and 2021, revenues from the HCPCI insurance operations segment before intracompany elimination represented 63.8%, 66.1% and 74.6%, respectively, and revenues from the TypTap Group segment represented 34.5%, 29.9%, and 22.7%, respectively, of total revenues of all operating segments. At December 31, 2023 and 2022, HCPCI insurance operations’ total assets represented 55.3% and 53.4%, respectively, and TypTap Group’s total assets represented 33.6% and 37.9%, respectively, of the combined assets of all operating segments. See Note 1 -- “Nature of Operations” for a description of the Company’s operations. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2023	HCPCI Insurance Operations	TypTap Group	CORE (a)	Real Estate (b)	Corporate/ Other (c)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (d)	$438,234	$348,310	$—	$—	$—	$(21,032)	$765,512
Premiums ceded	(168,128)	(122,501)	—	—	—	21,002	(269,627)
Net premiums earned	270,106	225,809	—	—	—	(30)	495,885
Net income from investment portfolio	17,253	13,602	—	1	8,112	8,485	47,453
Gain from sales of real estate investments	—	—	—	8,811	—	(8,811)	—
Policy fee income	2,163	2,541	—	—	—	—	4,704
Other	15,530	5,211	—	9,897	2,250	(30,260)	2,628
Total revenue	305,052	247,163	—	18,709	10,362	(30,616)	550,670
Expenses:
Losses and loss adjustment expenses	118,367	139,049	—	—	—	(2,837)	254,579
Amortization of deferred policy acquisition costs	40,349	45,865	—	—	—	—	86,214
Other policy acquisition expenses	2,401	2,311	—	—	—	—	4,712
Stock-based compensation expense	1,718	2,927	—	—	4,703	—	9,348
Interest expense	—	1,722	—	720	10,397	(1,722)	11,117
Depreciation and amortization	559	4,097	—	1,610	707	(1,251)	5,722
Loss on extinguishment of debt	—	—	—	177	—	(177)	—
Personnel and other operating expenses	35,063	38,779	—	6,054	6,061	(24,629)	61,328
Total expenses	198,457	234,750	—	8,561	21,868	(30,616)	433,020
Income (loss) before income taxes	$106,595	$12,413	$—	$10,148	$(11,506)	$—	$117,650
Total revenue from non-affiliates (e)	$270,873	$263,215	$—	$15,416	$8,087
Gross premiums written	$535,070	$363,552

(a) No operation during 2023.

(b) Other revenue under real estate primarily consisted of rental income from investment properties.

(c) Other revenue under corporate and other primarily consisted of revenue from marina business.

(d) Gross premiums earned under HCPCI Insurance Operations consist of $417,202 from HCPCI and $21,032 from a reinsurance company.

(e) Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	December 31,
	2023	2022
Segments:
HCPCI Insurance Operations	$933,116	$912,233
TypTap Group	623,366	704,429
CORE	25,000	—
Real Estate Operations	132,257	126,001
Corporate and Other	233,952	159,378
Consolidation and Elimination	(136,375)	(98,713)
Total assets	$1,811,316	$1,803,328

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 18 -- Leases

The table below summarizes the Company’s ROU assets and corresponding liabilities for operating and finance leases:

	December 31,
	2023	2022
Operating leases:
ROU assets	$1,407	$777
Liabilities	$1,408	$721
Finance leases:
ROU assets	$1	$80
Liabilities	$2	$13

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

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	36 to 63 months	Yes	(a)
Office space	5 to 9 years	Yes	(a), (b)
Finance lease:
Office equipment	3.25 years	Not applicable	(c)

(a) There are no variable lease payments.

(b) Rent escalation provisions exist.

(c) There is a bargain purchase option.

As of December 31, 2023, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in Year
2024	$285	$2
2025	294	—
2026	304	—
2027	313	—
2028	211	—
Thereafter	248	—
Total lease payments	1,655	2
Less: interest	247	—
Total lease obligations	$1,408	$2

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Years Ended December 31,
	2023	2022
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$21	$16
Interest expense	—	1
Operating lease costs*	280	1,219
Short-term lease costs*	360	408
Total lease costs	$661	$1,644
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – finance leases	$—	$1
Operating cash flows – operating leases	$215	$1,194
Financing cash flows – finance leases	$12	$18
	December 31, 2023
Weighted-average remaining lease term:
Finance leases (in years)	0.8
Operating leases (in years)	5.6
Weighted-average discount rate:
Finance leases (%)	2.4%
Operating leases (%)	6.1%

* Included in other operating expenses on the consolidated statements of income.

In connection with the purchase of commercial real estate in December 2023 as described in e) Real Estate Investments under Note 5 -- “Investments”, the Company entered into a one-year operating lease with the seller with an effective lease date of December 18, 2023, for the term of the lease which expires on December 31, 2024. The seller is currently subleasing the property to the existing tenant, whose lease expires on December 31, 2024. Under the terms of the lease, the seller will pay a de minimis rent plus operating costs. If the existing tenant remains on property after June 2024, the seller will pay a $75 monthly penalty to the Company until the property is fully vacated.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 19 -- Income Taxes

A summary of income tax expense (benefit) is as follows:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$23,997	$(3,853)	$2,332
State	5,431	(275)	415
Foreign	67	194	102
Total current taxes	29,495	(3,934)	2,849
Deferred:
Federal	(738)	(7,828)	489
State	(365)	(2,023)	653
Foreign	1	(30)	—
Total deferred taxes	(1,102)	(9,881)	1,142
Income tax expense (benefit)	$28,393	$(13,815)	$3,991

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$24,706	21.0	$(14,368)	21.0	$2,359	21.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefits	4,951	4.2	(2,812)	4.1	402	3.6
Effects of tax rate changes	(155)	(0.1)	—	—	437	3.9
Stock-based compensation	(49)	—	(431)	0.6	(298)	(2.7)
Non-deductible executive compensation	1,035	0.9	1,252	(1.8)	1,008	9.0
Change in valuation allowance	(2,549)	(2.2)	2,549	(3.7)	—	—
Other	454	0.3	(5)	—	83	0.7
Income tax expense (benefit)	$28,393	24.1	$(13,815)	20.2	$3,991	35.5

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rates for the years ended December 31, 2023, 2022, and 2021. The tax returns filed for the years ending December 31, 2022, 2021, and 2020 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify interest and penalties, if any, arising from uncertain tax positions as income tax expense as permitted by current accounting standards. For the year ended December 31, 2023, the Company recognized approximately $150 of interest expense on underpayments related to income tax liabilities and classified that interest as income tax expense. There were no material amounts of interest or penalties for the years ended December 31, 2022 and 2021.

For the year ended December 31, 2023, the Company recorded $28,393 of income tax expense resulting in an effective tax rate of 24.1%. For the years ended December 31, 2022 and 2021, the Company recorded income tax benefit of $13,815 and income tax expense of $3,991, respectively, resulting in effective tax rates of 20.2% and 35.5%, respectively. The increase in the effective tax rate in 2023 as compared with 2022 was primarily attributable to the reversal of the valuation allowance established as of December 31, 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Unearned premiums	$19,378	$12,588
Losses and loss adjustment expenses	3,331	3,013
Stock-based compensation	1,878	1,570
Unearned revenue	1,089	426
Net unrealized investment losses	732	428
Basis difference related to convertible senior notes	516	300
Accrued expenses	175	163
Credit losses	156	244
Organizational costs	116	128
Bad debt reserve	16	44
Net operating loss carryforwards	—	13,883
Other	17	85
Total deferred tax assets	27,404	32,872
Valuation allowance	—	(2,549)
Total deferred tax assets, net of valuation allowance	27,404	30,323
Deferred tax liabilities:
Gain on involuntary conversion	(11,460)	(12,500)
Deferred policy acquisition costs	(11,272)	(12,156)
Basis difference related to partnership investments	(2,249)	(2,942)
Prepaid expenses	(573)	(703)
Intangible assets	(541)	(1,878)
Property and equipment	(271)	(1,515)
Other	(526)	(333)
Total deferred tax liabilities	(26,892)	(32,027)
Net deferred tax assets (liabilities)	$512	$(1,704)

The Company has zero federal net operating loss carryforwards available as of December 31, 2023. The Company has zero state net operating loss carryforwards available as of December 31, 2023.

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2023, management concluded, based on the evaluation of the positive and negative evidence, that is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance on the Company’s deferred tax assets is required. As of December 31, 2022, a $2,549 valuation allowance was established as management concluded it was more likely than not that the deferred tax assets would not be realized based on an evaluation of the positive and negative evidence.

Note 20 -- Earnings Per Share

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2023
Net income	$89,257
Less: Net income attributable to redeemable noncontrolling interest	(9,370)
Less: TypTap Group’s net income attributable to non-HCI common stockholders and TypTap Group’s participating securities	(853)
Net income attributable to HCI	79,034
Less: Income attributable to participating securities	(2,625)
Basic Earnings Per Share:
Income allocated to common stockholders	76,409	8,367	$9.13

Effect of Dilutive Securities:
Stock options	—	83
Convertible senior notes	7,732	2,538
Warrants	—	56
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$84,141	11,044	$7.62

(a)
Shares in thousands.

	Loss (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2022
Net loss	$(54,603)
Less: Net income attributable to redeemable noncontrolling interest	(9,106)
Less: TypTap Group’s net loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	5,198
Net loss attributable to HCI	(58,511)
Less: Loss attributable to participating securities	3,463
Basic Loss Per Share:
Loss allocated to common stockholders	(55,048)	8,817	$(6.24)

Effect of Dilutive Securities: *
Stock options	—	—
Convertible senior notes	—	—
Warrants	—	—
Diluted Loss Per Share:
Loss available to common stockholders and assumed conversions	$(55,048)	8,817	$(6.24)

(a)
Shares in thousands.

* Convertible senior notes, stock options, and warrants were excluded due to antidilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2021
Net income	$7,242
Less: Net income attributable to redeemable noncontrolling interest	(7,399)
Less: TypTap Group’s net loss attributable to non-HCI common stockholders and TypTap Group’s participating securities	2,013
Net income attributable to HCI	1,856
Less: Income attributable to participating securities	(24)
Basic Earnings Per Share:
Income allocated to common stockholders	1,832	8,092	$0.23

Effect of Dilutive Securities:
Stock options	—	207
Convertible senior notes	—	—
Warrants	—	281
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$1,832	8,580	$0.21

(a)
Shares in thousands.

* Convertible senior notes were excluded due to antidilutive effect.

Note 21 -- Redeemable Noncontrolling Interest

TTIG has 8,000,000 voting shares of its Series A-1 Preferred Stock and 2,000,000 non-voting shares of its Series A-2 Preferred Stock (together “Series A Preferred Stock”), $0.001 par value, at a price of $10 per share which were issued to Centerbridge Partners, L.P., a private investment management fund. There were 9,000,000 voting shares of Series A-1 Preferred Stock outstanding until July 3, 2023 when 1,000,000 voting shares of TTIG's Series A-1 Preferred Stock were exchanged for 1,000,000 non-voting shares of TTIG's Series A-2 Preferred Stock. The exchange did not change the number of shares of TTIG capital stock issued and outstanding.

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

Redemption Rights

On or after the fourth anniversary of the issuance date, TTIG’s Series A Preferred Stock is redeemable at the option of the holders at a price equal to the greater of (1) $10 per share plus any accrued but unpaid dividends and (2) a fair market value per share

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

determined by an independent valuation firm selected by TTIG’s board of directors. Management determined that TTIG's Series A Preferred Stock was not probable of becoming redeemable at December 31, 2023.

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

The following table summarizes the activity of redeemable noncontrolling interest during the years ended December 31, 2023 and 2022:

	2023	2022
Balance at January 1	$93,553	$89,955
Increase (decrease):
Accrued cash dividends	7,263	5,842
Accretion - increasing dividend rates	2,107	3,264
Dividends paid	(6,763)	(5,508)
Balance at December 31	$96,160	$93,553

For the years ended December 31, 2023, 2022 and 2021 net income attributable to redeemable noncontrolling interest was $9,370, $9,106 and $7,399, respectively, consisting of accrued cash dividends of $7,263, $5,842 and $4,208, respectively, and accretion related to increasing dividend rates of $2,107, $3,264 and $3,191, respectively. See Note 30 -- “Subsequent Events” for additional information.

Note 22 -- Equity

Stockholders’ Equity

Common Stock

In March 2022, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees through December 31, 2022. The shares might be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. There was no share repurchase plan approved by the Board for 2023.

During the year ended December 31, 2022, the Company repurchased and retired 391,151 shares at weighted average price per share of $43.61 under the authorized repurchase plan. The total costs of shares repurchased under these plans, inclusive of fees and commissions, during the year ended December 31, 2022 was $17,070, or $43.64 per share.

On October 13, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on December 15, 2023 to stockholders of record on November 17, 2023.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

On December 11, 2023, the Company sold an aggregate of 1,150,000 shares of the Company’s common stock at a price to the public of $78 per share, pursuant to an underwriting agreement dated as of December 6, 2023 between the Company and Citizens JMP Securities, LLC, the representative of the several underwriters named in the underwriting agreement. The Company received net proceeds of $84,572, including $5,128 issuance costs. The Company intends to use the funds for general corporate purposes, including the continued assumption of policies from Citizens.

Warrants

At December 31, 2023, there were warrants outstanding and exercisable to purchase 750,000 shares of HCI common stock at an exercise price of $54.40. See Note 30 -- “Subsequent Events” for additional information.

Share Repurchase Agreement

In conjunction with the issuance of the 4.75% Convertible Senior Notes as described in Note 13 -- “Long-Term Debt” under Convertible Senior Notes, the Company used $66,853 of the net proceeds to repurchase and retire an aggregate of 1,037,600 shares of its common stock at a price of $64.43 per share from institutional investors.

Prepaid Share Repurchase Forward Contract

In March 2022, the Company’s prepaid share repurchase forward contract with Societe Generale, entered into in conjunction with the 2017 issuance of the 4.25% Convertible Senior Notes, was physically settled with the delivery from Societe Generale of 191,100 shares of HCI’s common stock to the Company.

Noncontrolling Interests

At December 31, 2023, there were 80,370,505 shares of TTIG’s common stock outstanding, of which 5,370,505 shares were not owned by HCI.

During the years ended December 31, 2023 and 2022, TTIG repurchased and retired a total of 65,448 and 69,876 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the years ended December 31, 2023 and 2022 was $212 and $406, respectively.

Furthermore, TTIG repurchased and retired a total of 83,415 shares of its common stock from former TTIG employees for a total cost of $142 for the year ended December 31, 2023. The total cost included the fair value of TTIG common stock and a $29 inducement cost for the purpose of curtailing the spread of share ownership.

Note 23 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. With respect to the Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. At December 31, 2023, there were 962,206 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the years ended December 31, 2023, 2022 and 2021 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	440,000	$45.25	7.6 years	$3,113

Outstanding at December 31, 2021	440,000	$45.25	6.6 years	$18,119

Outstanding at December 31, 2022	440,000	$45.25	5.6 years	$—

Granted	150,000	$70.00

Outstanding at December 31, 2023	590,000	$51.54	5.9 years	$21,156

Exercisable at December 31, 2023	562,500	$51.72	5.9 years	$20,073

On September 15, 2023, the Company awarded its chief executive officer, Paresh Patel, an option with market-based vesting conditions to purchase 150,000 shares of its common stock. In December 2023, the award met the conditions for vesting and as a result, the unrecognized compensation balance related to the award was fully recognized. There were no options exercised during the years ended December 31, 2023, 2022 and 2021.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $2,197, $669 and $884, respectively, of compensation expense which was included in general and administrative personnel expenses. Deferred tax benefits related to stock options were $0, $0 and $2 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, there was $13 and $336, respectively, of unrecognized compensation expense related to nonvested stock options. The Company expects to recognize the remaining compensation expense over a weighted-average period of 0.5 month.

The following table provides assumptions used in the pricing model to estimate the fair value of the stock options granted during the year ended December 31, 2023:

2023
Expected dividend yield (%)	3.05
Expected volatility (%)	44.63 - 46.55
Risk-free interest rate (%)	4.49 - 5.49
Expected life (in years)	4.8

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

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	423,787	$43.79
Granted	564,426	$38.79
Vested	(109,791)	$43.19
Cancelled	(142,760)	$43.77
Forfeited	(55,665)	$44.01
Nonvested at December 31, 2021	679,997	$39.72

Granted	7,000	$69.17
Vested	(333,308)	$40.01
Forfeited	(11,230)	$45.00
Nonvested at December 31, 2022	342,459	$39.86

Granted	13,000	$55.40
Vested	(75,041)	$50.55
Forfeited	(9,001)	$55.68
Nonvested at December 31, 2023	271,417	$37.12

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $4,224, $10,926 and $9,642 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, there was approximately $4,043 and $8,048, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.5 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Deferred tax benefits recognized	$921	$1,780	$1,397
Tax benefits realized for restricted stock and paid dividends	$866	$2,582	$1,519
Fair value of vested restricted stock	$3,793	$13,337	$4,742

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

During the years ended December 31, 2022 and 2021, no awards were issued with other than service-based vesting conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Subsidiary Equity Plan

For the years ended December 31, 2023, 2022 and 2021, TypTap Group recognized compensation expense related to its stock-based awards of $2,927, $3,512 and $3,228, respectively. At December 31, 2023 and 2022, there was $4,438 and $7,876, respectively, of unrecognized compensation expense related to nonvested restricted stock and stock options.
Note 24 -- Employee Benefit Plans

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company’s matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2023, 2022 and 2021, the Company contributed approximately $1,124, $1,037 and $794, respectively, in matching contributions, which are included in general and administrative personnel expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. At December 31, 2023 and 2022, the amounts accrued under the gratuity plan were $173 and $204, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans: the Provident Fund and the Employees’ State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $47 for the year ended December 31, 2023. For the year ended December 31, 2022, $32 of expense was derecognized whereas $28 was recognized for the year ended December 31, 2021.

Note 25 -- Commitments and Contingencies

Obligations under One Multi-Year Reinsurance Contract

As of December 31, 2023, the Company has a contractual obligation related to one multi-year reinsurance contract. The contract was entered into effective June 1, 2022. The contract may be cancelled only with the other party’s consent or when its experience account is positive at the end of each contract year. The future minimum aggregate premium amount payable to the reinsurer is $91,350 due in 2024.

Rental Income

The Company leases available space at the Company’s various investment properties to non-affiliates at various terms. In addition, the Company leases boat slips and docks on a long-term basis. Expected annual rental income due under non-cancellable operating leases for all properties owned at December 31, 2023 is as follows:

Year	Amount
2024	$2,759
2025	3,502
2026	3,100
2027	2,988
2028	2,744
Thereafter	25,406
Total	$40,499

Capital Commitments

As described in Note 5 -- “Investments” under c) Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At December 31, 2023, there was an aggregate unfunded balance of $4,205.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

FIGA Assessments

In March 2022, the FLOIR approved an assessment for the Florida Insurance Guaranty Association (“FIGA”) which is necessary to secure funds for the payment of covered claims relating to the liquidation of one insurance company. The FIGA assessment is levied at 1.3% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, is assessed on new and renewal policies with effective dates beginning July 1, 2022 through June 30, 2023.

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

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of December 31, 2023 and 2022, the FIGA assessments payable by the Company were $2,588 and $2,832, respectively.

Note 26 -- Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2023, 2022 and 2021.

	Three Months Ended
	03/31/23	06/30/23	09/30/23	12/31/23
Net premiums earned	$109,559	$115,556	$122,156	$148,614
Total revenue	129,029	127,327	131,644	162,670
Losses and loss adjustment expenses	60,565	61,890	66,726	65,398
Policy acquisition and other underwriting expenses	22,720	22,618	22,768	22,716
Interest expense	2,801	2,667	2,827	2,822
Total expenses	105,893	107,061	111,556	108,510
Income before income taxes	23,136	20,266	20,088	54,160
Net income	17,793	14,882	15,669	40,913
Comprehensive income	22,756	13,202	16,421	43,839
Earnings per share:
Basic	$1.78	$1.45	$1.53	$4.31
Diluted*	$1.54	$1.28	$1.34	$3.40

* During the quarter ended March 31, 2023, warrants were antidilutive.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended
	03/31/22	06/30/22	09/30/22	12/31/22
Net premiums earned	$125,763	$124,919	$106,972	$105,918
Total revenue	127,040	125,926	126,654	119,943
Losses and loss adjustment expenses	72,704	86,830	139,794	72,135
Policy acquisition and other underwriting expenses	29,408	26,863	24,678	24,028
Interest expense	601	1,515	2,813	2,839
Total expenses	123,039	137,486	190,256	117,200
Income (loss) before income taxes	4,001	(11,560)	(63,602)	2,743
Net income (loss)	2,791	(8,542)	(51,503)	2,651
Comprehensive income (loss)	7	(10,171)	(58,804)	3,593
Earnings (loss) per share:
Basic	$0.09	$(1.04)	$(5.66)	$0.18
Diluted**	$0.09	$(1.04)	$(5.66)	$0.18

** During the quarter ended March 31, 2022, the convertible senior notes were antidilutive. During the quarters ended June 30, 2022, September 30, 2022 and December 31, 2022, the convertible senior notes, stock options and warrants were antidilutive.

	Three Months Ended
	03/31/21	06/30/21	09/30/21	12/31/21
Net premiums earned	$87,843	$93,004	$94,232	$102,224
Total revenue	94,874	101,504	99,217	112,320
Losses and loss adjustment expenses	45,751	55,917	62,664	63,193
Policy acquisition and other underwriting expenses	23,065	23,169	23,340	24,158
Interest expense	2,079	2,000	1,664	657
Total expenses	84,772	96,407	105,721	109,782
Income (loss) before income taxes	10,102	5,097	(6,504)	2,538
Net income (loss)	6,845	3,830	(4,868)	1,435
Comprehensive income (loss)	6,705	3,470	(5,129)	1,128
Earnings (loss) per share:
Basic	$0.82	$0.25	$(0.72)	$0.01
Diluted***	$0.75	$0.24	$(0.72)	$0.01

*** During the quarters ended June 30, 2021 and December 31, 2021, the convertible senior notes were antidilutive. During the quarter ended September 30, 2021, the convertible senior notes, stock options and warrants were antidilutive.

Note 27 -- Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the Florida Business Corporation Act and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 31, 2023, without prior regulatory approval, $205,185 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2024. The following briefly describes certain related and other requirements and restrictions imposed by the states or jurisdiction in which the Company’s insurance subsidiaries are incorporated.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Code requires HCPCI and TypTap to maintain capital and surplus equal to the greater of 10% of their respective liabilities or a statutory minimum as defined in the Code. At December 31, 2023, HCPCI and TypTap were required to maintain minimum capital and surplus of $38,425 and $30,479, respectively. At December 31, 2022, HCPCI and TypTap were required to maintain minimum capital and surplus of $28,845 and $30,479, respectively. HCPCI and TypTap were in compliance with these requirements at December 31, 2023 and 2022.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. At December 31, 2023 and 2022, HCPCI’s statutory-basis capital and surplus was approximately $116,743 and $103,838, respectively. For the year ended December 31, 2023, HCPCI had a statutory-basis net income of approximately $12,930. For the year ended December 31, 2022, HCPCI had a statutory-basis net loss of approximately $4,345 as opposed to a statutory-basis net income of approximately $45 for the year ended December 31, 2021. At December 31, 2023 and 2022, TypTap’s statutory-basis capital and surplus was approximately $92,459 and $76,736, respectively. For the year ended December 31, 2023, TypTap’s statutory-basis net income was approximately $14,418. For the years ended December 31, 2022 and 2021, TypTap’s statutory-basis net losses were approximately $31,739 and $29,396, respectively. Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred, and different timing of recognizing the brokerage income for reinsurance recoverables. In addition, the recognition of deferred tax assets is based on different recoverability assumptions and material differences may also arise from the differing treatment of non-admitted assets and unrealized gains and losses from investments.

HCPCI and TypTap have each maintained a cash deposit with the Insurance Commissioner of the State of Florida in the amount of $300 and $2,300, respectively, to meet regulatory requirements. In addition, TypTap placed a U.S. Government security in the amount of $310 with the State in connection with its continued expansion.

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

As a result, only HCPCI was qualified to make dividend payments at December 31, 2023, 2022 and 2021. Without prior written approval from the FLOIR, TypTap was not permitted to make any dividend payments.

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

Years Ended December 31,
	2023	2022	2021
HCPCI:
Gross	4.14 to 1	3.30 to 1	3.21 to 1
Net	2.69 to 1	1.66 to 1	2.01 to 1
TypTap:
Gross	3.56 to 1	4.11 to 1	2.40 to 1
Net	2.26 to 1	2.34 to 1	1.61 to 1

Bermuda

The Bermuda Monetary Authority requires Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled reinsurance subsidiary, to maintain minimum capital and surplus of $2,000. At December 31, 2023 and 2022, Claddaugh’s statutory capital and surplus was approximately $87,716 and $65,992, respectively. For the year ended December 31, 2023, Claddaugh reported a statutory net income of approximately $21,044. For the years ended December 31, 2022 and 2021, Claddaugh reported statutory net losses of approximately $21,575 and $2,850, respectively. During 2023 and 2022, the Company contributed approximately $0 and $31,868, respectively, of capital to Claddaugh. There was no capital contribution to or return of capital from Claddaugh during 2021.

HCPCI and TypTap are subject to risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2023 and 2022, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2023, the combined statutory capital and surplus and minimum capital and surplus of the Company’s U.S. insurance subsidiaries were approximately $209,201 and $68,904, respectively.

At December 31, 2023 and 2022, restricted net assets represented by the Company’s insurance subsidiaries amounted to $215,495 and $199,503, respectively.

Note 28 -- Related Party Transactions

HCPCI and TypTap have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participates as a subscribing reinsurer. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s chairman of its board of directors and chief executive officer and is an investor in that company. Under the contracts, Oxbridge agrees to indemnify HCPCI and TypTap for a portion of reinstatement premium which HCPCI or TypTap pays or becomes liable to pay to reinstate reinsurance protection. The $1,099 premium is paid over four installments, each of which is to be deposited into a trust account in order to fully collateralize Oxbridge’s obligations. Trust assets may be withdrawn by HCPCI and TypTap or the trust beneficiaries in the event amounts are due under the 2023-2024 RPP contracts.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 29 -- Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$175,762	$102,755
Fixed-maturity securities, available-for-sale, at fair value	—	34
Equity securities, at fair value	9,445	8,662
Limited partnership investments	17,517	19,446
Note receivable – related party	83,146	58,102
Investment in subsidiaries	335,934	274,785
Property and equipment, net	836	805
Right-of-use assets - operating leases	7,116	7,631
Other assets	1,691	1,515
Total assets	$631,447	$473,735
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$3,039	$1,618
Lease liabilities - operating leases	7,351	7,607
Income tax payable	7,180	8,427
Deferred income taxes, net	651	2
Long-term debt	191,746	191,042
Due to related parties	111,183	102,443
Total liabilities	321,150	311,139
Total stockholders’ equity	310,297	162,596
Total liabilities and stockholders’ equity	$631,447	$473,735

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2023	2022	2021
Net investment income	$7,607	$5,498	$3,115
Net realized investment (losses) gains	(554)	(1,154)	3,344
Net unrealized investment gains (losses)	1,060	(1,609)	92
Other income	2	1,138	222
Interest expense	(10,397)	(6,876)	(5,467)
Debt conversion expense	—	—	(1,754)
Operating expenses	(6,398)	(9,877)	(9,056)
Loss before income tax benefit and equity in income (loss) of subsidiaries	(8,680)	(12,880)	(9,504)
Income tax benefit	2,336	1,700	2,086
Net loss before equity in income (loss) of subsidiaries	(6,344)	(11,180)	(7,418)
Equity in income (loss) of subsidiaries	70,832	(47,331)	9,274
Net income (loss)	$64,488	$(58,511)	$1,856

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$64,488	$(58,511)	$1,856
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense	4,323	6,430	5,874
Net realized investment losses (gains)	554	1,154	(3,344)
Net unrealized investment (gains) losses	(1,060)	1,609	(92)
Net (accretion of discount) amortization of premiums on investments in fixed-maturity securities	(41)	(110)	3
Depreciation and amortization	1,633	1,403	1,490
Net income from limited partnership investments	(737)	(3,345)	(2,608)
Distributions from limited partnership interests	833	2,123	1,477
Debt conversion expense	—	—	1,754
Equity in (income) loss of subsidiaries	(70,832)	47,331	(9,274)
Deferred income taxes	649	(895)	232
Changes in operating assets and liabilities:
Income taxes	(1,247)	11,708	5,067
Other assets	383	(2,805)	2,679
Accrued expenses and other liabilities	1,165	4,078	(5,620)
Due to related parties	8,340	38,696	5,360
Net cash provided by operating activities	8,451	48,866	4,854
Cash flows from investing activities:
Investments in limited partnership interests	(1,192)	(1,261)	(2,616)
Investment in note receivable – related party	(25,000)	(15,000)	(40,000)
Purchase of fixed-maturity securities	(26,585)	(52,576)	(1,685)
Purchase of equity securities	(4,904)	(11,406)	(76,786)
Purchase of short-term and other investments	(81)	(42)	(1,307)
Purchase of intangible assets	—	(3,800)	—
Purchase of property and equipment	(478)	(581)	(365)
Proceeds from sales of fixed-maturity securities	33	86	134
Proceeds from calls, repayments and maturities of fixed-maturity securities	26,626	54,178	145
Proceeds from sales of equity securities	4,660	10,975	78,555
Proceeds from sales, redemptions and maturities of short-term and other investments	53	570	3,618
Collection of note receivable – related party	—	—	23,280
Distributions received from limited partnership interests	3,025	4,759	2,567
Dividends received from subsidiary	40,500	51,500	41,900
Investment in subsidiaries	(22,000)	(41,868)	(10,000)
Net cash (used in) provided by investing activities	(5,343)	(4,466)	17,440

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows – (Continued)

	Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Net proceeds from issuance of common stock	84,572	—	—
Repurchases of common stock	(784)	(71,242)	(1,314)
Repurchases of common stock under share repurchase plan	—	(17,070)	—
Debt issuance costs	(170)	(6,041)	(152)
Cash dividends paid	(13,719)	(15,233)	(14,065)
Cash dividends received under share repurchase forward contract	—	76	306
Net (repayment) borrowing under revolving credit facility	—	(15,000)	(8,750)
Debt conversion expense paid	—	—	(1,895)
Proceeds from issuance of long-term debt	—	172,500	—
Repayment of long-term debt	—	(1)	(2)
Net cash provided by (used in) financing activities	69,899	47,989	(25,872)
Net increase (decrease) in cash and cash equivalents	73,007	92,389	(3,578)
Cash and cash equivalents at beginning of year	102,755	10,366	13,944
Cash and cash equivalents at end of year	$175,762	$102,755	$10,366

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 30 -- Subsequent Events

On January 2, 2024, a $91,085 receivable from maturities of fixed-maturity securities was collected by the Company.

On January 22, 2024, TTIG entered into a Stock Redemption Agreement with Centerbridge which allowed TTIG to redeem all of the TTIG Series A Preferred Stock held by Centerbridge. The redemption occurred prior to an optional February 26, 2025 redemption right held by Centerbridge. The redemption totaled $100,000 plus accrued and unpaid dividends of approximately $2,923. The redemption was funded with cash on hand, as well as $50,000 from HCI’s existing revolving credit facility with Fifth Third Bank. At redemption, the difference between the consideration transferred of $102,923 and the redemption date carrying value of $96,695 is recorded as a deemed dividend and is included in net income attributable to redeemable noncontrolling interest which is subtracted from net income when calculating income available to common stockholders.

On January 22, 2024, in connection with TTIG's redemption of all of the TTIG Series A Preferred Stock held by Centerbridge, the Company extended the expiration date of the warrant currently held by Centerbridge to purchase 750,000 shares of HCI common stock. The amended and restated warrant extends the expiration as to 450,000 underlying warrant shares in 150,000-share increments to December 31, 2026, December 31, 2027, and December 31, 2028. The remaining 300,000 warrants will continue to have the same original expiration date of February 26, 2025. Such warrant modifications resulted in a $3,386 increase in the fair value of the warrants, which is recorded as a deemed dividend by decreasing retained income and increasing additional paid-in capital. The amount of deemed dividend is included in net income attributable to redeemable noncontrolling interest which is subtracted from net income when calculating net income available to common stockholders.

On January 22, 2024, a new shelf registration statement on Form S-3 (the “Shelf Registration”) was filed, replacing the Company’s old universal shelf registration statement filed in September 2023. The new Shelf Registration permits the Company to offer and sell its common stock, preferred stock, debt securities, warrants, and stock purchase contracts and units, from time to time, subject to market conditions and its capital needs. The Shelf Registration will also enable Centerbridge to sell all or a portion of the above-described amended and restated warrant or the shares issuable pursuant to the warrant. As a part of the Shelf Registration, the Company also announced the implementation of an “at-the-market” facility (the “ATM facility”) under which the Company would have the ability to raise up to $75,000 through the issuance of new shares of common stock into the market if it were to so choose.

On January 23, 2024, the Company, through TypTap, assumed an additional 9,478 insurance policies from Citizens, representing approximately $48,012 in annualized premiums written.

On January 24, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on March 15, 2024 to stockholders of record on February 16, 2024.

On February 14, 2024, upon approval from the receiver of United, TypTap received $15,000 from the trust account that holds funds withheld for the assumed business on the Southeast Region quota share reinsurance agreement. In addition, $4,462 was withdrawn in February 2024 by the receiver from the trust accounts to settle for paid losses and LAE related to the Northeast Region and the Southeast Region quota share reinsurance agreements.

On February 27, 2024, CORE, a consolidated VIE, assumed 323 insurance policies from Citizens, representing approximately $38,273 in annualized premiums written.

Subsequent to the reporting date, the Company notified the holders of its outstanding 4.25% Convertible Senior Notes due 2037 that the Company has elected to redeem the remaining $23,916 principal balance of the 4.25% Convertible Senior Notes. As a result of this notice, the 4.25% Convertible Senior Notes became immediately convertible into the Company’s common shares. The redemption date is March 15, 2024. The Company expects to issue approximately 397,000 shares to convert these notes. Since the notification, the Company has converted $23,380 in aggregate principal of 4.25% Convertible Senior Notes for aggregate consideration of 387,928 shares of HCI’s common stock plus cash consideration in lieu of fractional shares.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2023). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

FORVIS, LLP, an independent registered public accounting firm, has audited the 2023 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics applicable to all of our employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). We have posted the text of our code of ethics to our Internet website: www.hcigroup.com. Select “Investor Information” at the top and then select “Corporate Governance” and then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our Internet website within the same section as described above.

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14 – Principal Accountant Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2023 and 2022 provided by FORVIS, LLP, our principal accountant (in thousands):

	2023	2022
Audit fees (a)	$640	$590
All other fees (b)	151	420
	$791	$1,010

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

The Audit Committee pre-approved all 2023 engagements and fees for services provided by our principal accountant. The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Charlotte, North Carolina.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

PART IV

ITEM 15 – Exhibit and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits

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

10.40	Equity Distribution Agreement between HCI Group, Inc., Truist Securities, Inc. and Citizens JMP Securities, LLC. Incorporated by reference to Exhibit 1.2 of our Form S-3 filed January 22, 2024.

10.41	Amended and Restated Common Stock Purchase Warrant between HCI Group, Inc. and CB Snowbird Holdings, L.P. Incorporated by reference to Exhibit 4.17 of our Form S-3 filed January 22, 2024.

10.42	Registration Rights Agreement between HCI Group, Inc. and CB Snowbird Holdings, L.P. Incorporated by reference to Exhibit 4.18 of our Form S-3 filed January 22, 2024.

10.43	Stock Redemption Agreement between TypTap Insurance Group, Inc. and CB Snowbird Holdings, L.P. Incorporated by reference to Exhibit 4.19 of our Form S-3 filed January 22, 2024.

10.44

Assumption Agreement between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 99.1 of our Form 8-K filed October 2, 2023.

10.45	Assumption Agreement between TypTap Insurance Company and Citizens Property Insurance Corporation. Incorporated by reference to Exhibit 99.1 of our Form 8-K filed November 6, 2023.

10.48**	TypTap Insurance Group, Inc. 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 of our Form 8-K filed March 1, 2021.

10.49**	Form of Restricted Stock Award Agreement of TypTap Insurance Group, Inc. Incorporated by reference to Exhibit 10.6 of our Form 8-K filed March 1, 2021.

10.51**	Stock Option Agreement between Paresh Patel and TypTap Insurance Group, Inc. dated October 1, 2021. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed October 7, 2021.

10.52**	TypTap Insurance Group, Inc. 2021 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.2 of our Form 8-K filed October 7, 2021.

10.53

Purchase Agreement, dated May 18, 2022, by and among HCI Group, Inc., JMP Securities LLC and Truist Securities, Inc., as representatives of the several purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed May 23, 2022.

10.54	Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated September 15, 2023.

10.57**	Form of executive restricted stock award contract. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed May 1, 2014.

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

10.64

Second Amended and Restated Credit Agreement, Second Amended and Restated Security and Pledge Agreement, and Renewed, Amended and Restated Revolving Credit Promissory Note, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank. Incorporated by reference to Exhibits 99.1, 99.2, and 99.3 to our Form 8-K filed November 9, 2023.

10.65	Underwriting Agreement, dated December 6, 2023, by and between HCI Group, Inc. and Citizens JMP Securities, LLC. Incorporated by reference to Exhibit 1.1 to our Form 8-K filed December 7, 2023.

10.105**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 23, 2020.

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

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of FORVIS, LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

97**	HCI Group, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

March 8, 2024	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 8, 2024	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

March 8, 2024	By	/s/ James Mark Harmsworth
James Mark Harmsworth, Chief Financial Officer (Principal Financial and Accounting Officer)

March 8, 2024	By	/s/ Karin Coleman
Karin Coleman, Chief Operating Officer and Director

March 8, 2024	By	/s/ Wayne Burks
Wayne Burks, Director

March 8, 2024	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

March 8, 2024	By	/s/ Gregory Politis
Gregory Politis, Director

March 8, 2024	By	/s/ Peter Politis
Peter Politis, Director

March 8, 2024	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

March 8, 2024	By	/s/ Lauren Valiente
Lauren Valiente, Director

March 8, 2024	By	/s/ Susan Watts
Susan Watts, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.