Form 10-Q
period 2024-03-31
HCI Group, Inc.
filed 2024-05-09
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on May 1, 2024 was 10,476,413.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $475,170 and $387,687, respectively and allowance for credit losses: $0 and $0, respectively)	$470,805	$383,238
Equity securities, at fair value (cost: $47,852 and $44,011, respectively)	52,013	45,537
Limited partnership investments	24,015	23,583
Real estate investments	69,096	67,893
Total investments	615,929	520,251
Cash and cash equivalents (a)	655,384	536,478
Restricted cash (a)	3,303	3,287
Receivable from maturities of fixed-maturity securities	—	91,085
Accrued interest and dividends receivable	4,052	3,507
Income taxes receivable (a)	651	—
Deferred income taxes, net	—	512
Premiums receivable, net (allowance: $3,443 and $3,152, respectively)	43,291	38,037
Assumed premiums receivable	—	19,954
Prepaid reinsurance premiums	34,125	86,232
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	25,452	19,690
Unpaid losses and loss adjustment expenses (allowance: $69 and $118, respectively)	305,218	330,604
Deferred policy acquisition costs	45,152	42,910
Property and equipment, net	29,314	29,251
Right-of-use assets - operating leases	1,352	1,407
Intangible assets, net	7,046	7,659
Funds withheld for assumed business	14,181	30,087
Other assets (a)	57,184	50,365
Total assets	$1,841,634	$1,811,316

(a)
See Note 13 for details of balances associated with consolidated variable interest entity.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses (a)	$578,712	$585,073
Unearned premiums (a)	499,499	501,157
Advance premiums	26,518	15,895
Reinsurance payable on paid losses and loss adjustment expenses	—	3,145
Ceded reinsurance premiums payable (a)	10,693	8,921
Assumed premiums payable (a)	2,681	850
Accrued expenses	24,699	19,722
Income tax payable	23,184	7,702
Deferred income taxes, net (a)	5,113	—
Revolving credit facility	50,000	—
Long-term debt	184,744	208,495
Lease liabilities – operating leases	1,357	1,408
Other liabilities (a)	36,564	35,623
Total liabilities	1,443,764	1,387,991
Commitments and contingencies (Note 21)
Redeemable noncontrolling interest (Note 18)	—	96,160
Equity:
Common stock (no par value, 40,000,000 shares authorized, 10,276,463 and 9,738,183 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	116,728	89,568
Retained income	282,056	238,438
Accumulated other comprehensive loss, net of taxes	(3,102)	(3,163)
Total stockholders’ equity	395,682	324,843
Noncontrolling interests	2,188	2,322
Total equity	397,870	327,165
Total liabilities, redeemable noncontrolling interest and equity	$1,841,634	$1,811,316

(a)
See Note 13 for details of balances associated with consolidated variable interest entity.

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue
Gross premiums earned	$256,644	$180,068
Premiums ceded	(68,106)	(70,509)
Net premiums earned	188,538	109,559
Net investment income	14,067	17,715
Net realized investment losses	—	(1,149)
Net unrealized investment gains	2,635	529
Policy fee income	1,019	1,090
Other	355	1,285
Total revenue	206,614	129,029
Expenses
Losses and loss adjustment expenses	79,922	60,565
Policy acquisition and other underwriting expenses	22,139	22,720
General and administrative personnel expenses	16,274	13,502
Interest expense	3,149	2,801
Other operating expenses	7,700	6,305
Total expenses	129,184	105,893
Income before income taxes	77,430	23,136
Income tax expense	20,474	5,343
Net income	56,956	17,793
Net income attributable to redeemable noncontrolling interest (Note 18)	(10,149)	(2,324)
Net loss (income) attributable to noncontrolling interests	804	(131)
Net income after noncontrolling interests	$47,611	$15,338
Basic earnings per share	$4.76	$1.78
Diluted earnings per share	$3.81	$1.54

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$56,956	$17,793
Other comprehensive income:
Change in unrealized gain on investments:
Net unrealized gains arising during the period	52	2,415
Reclassification adjustment for net realized losses	32	738
Net change in unrealized gains	84	3,153
Deferred income taxes on above change	(21)	1,810
Total other comprehensive income, net of income taxes	63	4,963
Comprehensive income	57,019	22,756
Comprehensive loss (income) attributable to noncontrolling interests	802	(306)
Comprehensive income after noncontrolling interests	$57,821	$22,450

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended March 31, 2024

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2023	9,738,183	$—	$89,568	$238,438	$(3,163)	324,843	$2,322	$327,165
Net income (loss)	—	—	—	57,085	—	57,085	(129)	56,956
Net income attributable to redeemable noncontrolling interest	—	—	—	(9,474)	—	(9,474)	(675)	(10,149)
Total other comprehensive income, net of income taxes	—	—	—	—	61	61	2	63
Cashless exercise of common stock warrants	155,049	—	—	—	—	—	—	—
Forfeiture of restricted stock	(200)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(5,656)	—	(556)	—	—	(556)	—	(556)
Conversion of senior notes to common stock	389,087	—	23,449	—	—	23,449	—	23,449
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	668	668
Common stock dividends ($0.40 per share)	—	—	—	(3,993)	—	(3,993)	—	(3,993)
Stock-based compensation	—	—	881	—	—	881	—	881
Deemed dividend on warrant modification	—	—	3,386	—	—	3,386	—	3,386
Balance at March 31, 2024	10,276,463	$—	$116,728	$282,056	$(3,102)	$395,682	$2,188	$397,870

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income after noncontrolling interests	$47,611	$15,338
Net income attributable to noncontrolling interests	9,345	2,455
Net income	56,956	17,793
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,582	2,106
Net accretion of discount on investments in fixed-maturity securities	(2,148)	(1,845)
Depreciation and amortization	1,003	2,230
Deferred income tax expense	5,604	3,266
Net realized investment losses	—	1,149
Net unrealized investment gains	(2,635)	(529)
Credit loss expense - reinsurance recoverable	(49)	(1)
Net income from limited partnership interests	(195)	(553)
Distributions received from limited partnership interests	—	303
Loss on extinguishment of debt	—	177
Gain on sales of real estate investments	—	(8,936)
Foreign currency remeasurement (gain) loss	(1)	1
Other non-cash items	(19)	71
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(545)	(573)
Income taxes	14,831	2,100
Premiums receivable, net	(5,254)	(9,968)
Assumed premiums receivable	19,954	—
Prepaid reinsurance premiums	52,107	39,564
Reinsurance recoverable	19,673	91,660
Deferred policy acquisition costs	(2,242)	(1,110)
Funds withheld for assumed business	15,906	3,498
Other assets	(6,657)	(5,590)
Losses and loss adjustment expenses	(6,361)	(57,457)
Unearned premiums	(1,658)	19,786
Advance premiums	10,623	7,247
Assumed reinsurance balances payable	1,831	—
Reinsurance payable on paid losses and loss adjustment expenses	(3,145)	(1,563)
Reinsurance recovered in advance on unpaid losses	—	(19,863)
Ceded reinsurance premiums payable	1,772	(3,523)
Accrued expenses and other liabilities	11,056	19,669
Net cash provided by operating activities	181,989	99,109

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from investing activities:
Investments in limited partnership interests	(399)	(170)
Distributions received from limited partnership interests	162	1,602
Distribution received from unconsolidated joint venture	—	18
Purchase of property and equipment	(946)	(1,469)
Purchase of real estate investments	(5,244)	(175)
Purchase of fixed-maturity securities	(172,336)	(160,152)
Purchase of equity securities	(7,679)	(6,472)
Purchase of short-term and other investments	—	(10)
Proceeds from sales of real estate investments	—	21,746
Proceeds from sales of fixed-maturity securities	6,030	11,060
Proceeds from calls, repayments and maturities of fixed-maturity securities	172,024	112,497
Proceeds from sales of equity securities	3,516	3,754
Proceeds from sales, redemptions and maturities of short-term and other investments	—	14
Net cash used in investing activities	(4,872)	(17,757)
Cash flows from financing activities:
Cash dividends paid	(3,993)	(3,432)
Net borrowing under revolving credit facility	50,000	—
Cash dividends paid to redeemable noncontrolling interests	(2,923)	(3,012)
Repayment of long-term debt	(128)	(258)
Redemption of long-term debt	(466)	(6,895)
Repurchases of common stock	(557)	(305)
Redemption of redeemable noncontrolling interest	(100,000)	—
Purchase of noncontrolling interests	(33)	(198)
Debt issuance costs	(99)	—
Net cash used in financing activities	(58,199)	(14,100)
Effect of exchange rate changes on cash	4	(3)
Net increase in cash, cash equivalents, and restricted cash	118,922	67,249
Cash, cash equivalents, and restricted cash at beginning of period	539,765	237,763
Cash, cash equivalents, and restricted cash at end of period	$658,687	$305,012

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38	$35
Cash paid for interest	$1,052	$739
Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$63	$4,963
Conversion of 4.25% Convertible Senior Notes	$23,450	$—
Sale of real estate investments:
Contingent consideration receivable	$—	$125
Long-term debt obligations assumed by the buyer	$—	$8,995
Payable on purchases of equity securities	$25	$—

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). Both HCPCI and TypTap are authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida and in other states. The operations of each insurance subsidiary are supported by HCI Group, Inc. and certain HCI subsidiaries. The operations of TypTap are also supported by TypTap Insurance Group, Inc. (“TTIG”), the Company’s majority-owned subsidiary, and certain TTIG subsidiaries. The Company emphasizes the use of internally developed technologies to collect and analyze claims and other supplemental data to assist in the underwriting process and generate savings as well as efficiency for the operations of the insurance subsidiaries and other insurance-related businesses. The Company also provides an attorney-in-fact (“AIF”) service. The Company's subsidiary, Core Risk Managers, LLC (“CRM”), serves as the AIF for Condo Owners Reciprocal Exchange (“CORE”), a reciprocal insurance exchange owned by its policyholders. Although the Company does not have any equity interest in CORE, the Company is required to consolidate CORE as its primary beneficiary. See Note 13 -- “Variable Interest Entity” for additional information. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the business of owning and leasing real estate and operating marina facilities.

Assumed Business

Citizens Assumption

During the first quarter of 2024, the Company continued to participate in a take-out program through which the Company assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. Approximately 9,800 policies were assumed by TypTap and CORE, representing approximately $87,800 in annualized premiums written.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2024 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2024. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K, which was filed with the SEC on March 8, 2024.

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

Revenue from Claims Processing Services

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the three months ended March 31, 2024 and 2023, revenues from claims processing services were $0 and $527, respectively.

Noncontrolling Interests

A noncontrolling interest arises when the Company has less than 100% of the voting rights and economic interests in a subsidiary or a consolidated variable interest entity (“VIE”). The Company has noncontrolling interests attributable to TTIG and CORE, a VIE consolidated by the Company under the VIE model. The noncontrolling interest related to TTIG is periodically adjusted for the expensing of TTIG’s stock-based awards granted to its employees, the interest’s share of TTIG’s net income or loss to common stockholders and change in other comprehensive income or loss. The noncontrolling interest related to CORE is periodically adjusted for CORE’s net surplus contribution and net income or loss since the Company has no equity interest in CORE.

Note 3 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$655,384	$536,478
Restricted cash	3,303	3,287
Total	$658,687	$539,765

Restricted cash represents funds in the Company’s sole ownership primarily held by certain states to meet regulatory requirements in which the Company’s insurance subsidiaries conduct business and are not available for immediate business use. Funds withheld in an account for which the Company is a co-owner but not the named

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

beneficiary are not considered restricted cash and are included in funds withheld for assumed business on the consolidated balance sheets.

In connection with the sale of the retail shopping center investment property in Melbourne, Florida to a non-affiliate, $87 of restricted cash was deposited in escrow in March 2023 and released in February 2024 as post-sale conditions were met.

Note 4 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At March 31, 2024 and December 31, 2023, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of March 31, 2024
U.S. Treasury and U.S. government agencies	$444,189	$—	$23	$(3,498)	$440,714
Corporate bonds	30,487	—	65	(943)	29,609
Exchange-traded debt	494	—	—	(12)	482
Total	$475,170	$—	$88	$(4,453)	$470,805
As of December 31, 2023
U.S. Treasury and U.S. government agencies	$359,630	$—	$224	$(3,800)	$356,054
Corporate bonds	27,563	—	116	(975)	26,704
Exchange-traded debt	494	—	—	(14)	480
Total	$387,687	$—	$340	$(4,789)	$383,238

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$281,977	$280,304	$234,992	$234,025
Due after one year through five years	189,861	187,529	148,935	145,758
Due after five years through ten years	2,838	2,490	3,266	2,974
Due after ten years	494	482	494	481
	$475,170	$470,805	$387,687	$383,238

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

The fair value of fixed-maturity securities on deposit with various regulatory authorities at March 31, 2024 and December 31, 2023 was $1,668 and $1,660, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three months ended March 31, 2024 and 2023 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2024	$6,030	$12	$(44)
Three months ended March 31, 2023	$11,060	$—	$(738)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of March 31, 2024	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(209)	$304,595	$(3,289)	$131,299	$(3,498)	$435,894
Corporate bonds	(42)	4,736	(901)	18,735	(943)	23,471
Exchange-traded debt	(12)	482	—	—	(12)	482
Total available-for-sale securities	$(263)	$309,813	$(4,190)	$150,034	$(4,453)	$459,847

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2023	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(22)	$3,464	$(3,778)	$181,463	$(3,800)	$184,927
Corporate bonds	(8)	1,941	(967)	19,418	(975)	21,359
Exchange-traded debt	(14)	481	—	—	(14)	481
Total available-for-sale securities	$(44)	$5,886	$(4,745)	$200,881	$(4,789)	$206,767

At March 31, 2024 and December 31, 2023, there were 83 and 65 securities, respectively, in an unrealized loss position.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three months ended March 31, 2024 and 2023.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At March 31, 2024 and December 31, 2023, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
March 31, 2024	$47,852	$6,123	$(1,962)	$52,013
December 31, 2023	$44,011	$3,945	$(2,419)	$45,537

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Three Months Ended
	March 31,
	2024	2023
Net gains recognized	$2,667	$114
Exclude: Net realized gains (losses) recognized for securities sold	32	(415)
Net unrealized gains recognized	$2,635	$529

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three months ended March 31, 2024 and 2023 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2024	$3,516	$173	$(141)
Three months ended March 31, 2023	$3,754	$17	$(432)

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

	March 31, 2024			December 31, 2023
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower- middle-market companies. (b)(c)(e)	$3,415	$—	15.37	$3,295	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	2,176	—	1.24	2,271	—	1.25
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	3,128	—	0.18	3,400	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	3,368	—	0.55	3,306	—	0.55
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	7,690	2,543	1.32	7,590	2,543	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	4,238	1,263	0.55	3,721	1,662	0.55
Total	$24,015	$3,806		$23,583	$4,205

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

	Three Months Ended
	March 31,
	2024	2023
Operating results:
Total income*	$3,066	$182,360
Total expenses	(25,601)	(2,257)
Net (loss) income	$(22,535)	$180,103

*Includes net change in unrealized gains or losses on investments.

	March 31,	December 31,
	2024	2023
Balance sheet:
Total assets	$4,155,784	$4,072,501
Total liabilities	$209,841	$220,525

For the three months ended March 31, 2024 and 2023, the Company recognized net investment income from limited partnerships of $195 and $553, respectively. Included in net investment income for the three months ended March 31, 2024 was an estimated favorable change in net asset value of $100. During the three months ended March 31, 2024 and 2023, the Company received total cash distributions of $162 and $1,905, respectively, including returns on investment of $0 and $303, respectively.

At March 31, 2024 and December 31, 2023, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $23,583 and $23,346, respectively, and the Company’s maximum exposure to loss aggregated $24,015 and $23,583, respectively.

d) Real Estate Investments

Real estate investments consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Land	$42,272	$42,272
Land improvements	4,843	4,387
Buildings and building improvements	18,593	18,594
Tenant and leasehold improvements	1,978	1,869
Other	8,076	7,168
Total, at cost	75,762	74,290
Less: accumulated depreciation and amortization	(6,666)	(6,397)
Real estate investments	$69,096	$67,893

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Depreciation and amortization expense related to real estate investments was $269 and $453 for the three months ended March 31, 2024 and 2023, respectively.

e) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended
	March 31,
	2024	2023
Available-for-sale fixed-maturity securities	$4,827	$4,035
Equity securities	442	296
Investment expense	(79)	(129)
Limited partnership investments	195	553
Real estate investments	1,493	9,293
Cash and cash equivalents	7,189	3,667
Net investment income	$14,067	$17,715

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

f) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the three months ended March 31, 2024 and 2023, net realized gains related to other investments were $0 and $4, respectively.

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

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains	$52	$13	$39	$2,415	$(1,997)	$4,412
Reclassification adjustment for net realized losses	32	8	$24	738	187	551
Total other comprehensive income	$84	$21	$63	$3,153	$(1,810)	$4,963

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

Long-Term Debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
4.75% Convertible Senior Notes	2042	Quoted price
4.25% Convertible Senior Notes	*	Quoted price
4.55% Promissory Note	2036	Discounted cash flow method/Level 3 inputs
5.50% Promissory Note	2033	Discounted cash flow method/Level 3 inputs

*Debt derecognized in March 2024. See Note 10 -- “Long-Term Debt” for additional information.

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2024
Financial Assets:
Cash and cash equivalents	$655,384	$—	$—	$655,384
Restricted cash	$3,303	$—	$—	$3,303
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$432,781	$7,933	$—	$440,714
Corporate bonds	23,188	6,421	—	29,609
Exchange-traded debt	482	—	—	482
Total available-for-sale securities	$456,451	$14,354	$—	$470,805
Equity securities	$52,013	$—	$—	$52,013

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2023
Financial Assets:
Cash and cash equivalents	$536,478	$—	$—	$536,478
Restricted cash	$3,287	$—	$—	$3,287
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$348,145	$7,909	$—	$356,054
Corporate bonds	20,267	6,437	—	26,704
Exchange-traded debt	480	—	—	480
Total available-for-sale securities	$368,892	$14,346	$—	$383,238
Equity securities	$45,537	$—	$—	$45,537

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of March 31, 2024 and December 31, 2023:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of March 31, 2024
Financial Liabilities:
Revolving credit facility	$50,000	$—	$50,000	$—	$50,000
Long-term debt:
4.75% Convertible Senior Notes	$168,516	$—	$268,717	$—	$268,717
5.50% Promissory Note	11,654	—	—	11,327	11,327
4.55% Promissory Note	4,573	—	—	4,249	4,249
Total long-term debt	$184,743	$—	$268,717	$15,576	$284,293

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2023
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$168,230	$—	$215,114	$—	$215,114
4.25% Convertible Senior Notes	23,916	—	34,545	—	34,545
5.50% Promissory Note	11,707	—	—	11,512	11,512
4.55% Promissory Note	4,640	—	—	4,349	4,349
Total long-term debt	$208,493	$—	$249,659	$15,861	$265,520

Note 7 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	March 31,	December 31,
	2024	2023
In-place leases (a)	2,221	2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (b)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(5,589)	(4,976)
Intangible assets, net	$7,046	$7,659

(a)
Amortization related to the Haines City property is expected to start in June 2024.
(b)
Fully amortized

The remaining weighted-average amortization periods for the intangible assets as of March 31, 2024 are summarized in the table below:

In-place leases	18.4 years
Policy renewal rights - United	2.1 years

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

At March 31, 2024 and December 31, 2023, contingent liabilities related to renewal rights intangible assets were $371, and are included in other liabilities on the consolidated balance sheets.

Note 8 -- Other Assets

The following table summarizes the Company’s other assets:

	March 31,	December 31,
	2024	2023
Benefits receivable related to retrospective reinsurance contract	$51,282	$44,289
Reimbursement and fees receivable under TPA service	—	629
Prepaid expenses	2,551	2,882
Deposits	418	409
Lease acquisition costs, net	814	833
Other	2,119	1,323
Total other assets	$57,184	$50,365

Note 9 -- Revolving Credit Facility

As of March 31, 2024, the Company had $50,000 outstanding under the credit facility, which was used to partially fund the redemption of the TTIG Series A Preferred Stock held by Centerbridge Partners, L.P. (“Centerbridge”) on January 22, 2024. See Note 19 -- “Redeemable Noncontrolling Interest” for additional information. For the three months ended March 31, 2024 and 2023, interest expense was $738 and $25, respectively, including $15 and $25 of amortization of issuance costs, respectively. At March 31, 2024, the Company was in compliance with all required covenants and had available borrowing capacity of $25,000.

Note 10 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	March 31,	December 31,
	2024	2023
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$172,500
4.25% Convertible Senior Notes, due March 1, 2037 (a)	—	23,916
4.55% Promissory Note, due through August 1, 2036	4,631	4,700
5.50% Promissory Note, due through July 1, 2033	11,848	11,906
Finance lease liabilities, due through October 15, 2024	1	2
Total principal amount	188,980	213,024
Less: unamortized issuance costs	(4,236)	(4,529)
Total long-term debt	$184,744	$208,495

(a)
Notes converted or redeemed during the first quarter of 2024

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of March 31, 2024, which takes into consideration the assumption that the 4.75% Convertible Senior Notes are repurchased at their next earliest call date:

Due in 12 months following March 31,
2024	$524
2025	549
2026	577
2027	173,107
2028	638
Thereafter	13,585
Total	$188,980

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended
	March 31,
	2024	2023
Interest Expense:
Contractual interest	$2,118	$2,497
Non-cash expense (b)	293	279
Total	$2,411	$2,776

(b)
Represents amortization of debt issuance costs.

4.25% Convertible Senior Notes

During the first quarter of 2024, the Company notified the holders of its outstanding 4.25% Convertible Senior Notes due 2037 that the Company had elected to redeem the remaining $23,916 principal balance of the 4.25% Convertible Senior Notes. As a result of this notice, the 4.25% Convertible Senior Notes became immediately convertible into the Company’s common shares, with a redemption date of March 15, 2024. The conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.5892 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.25 per share. The Company converted $23,450 in aggregate principal of 4.25% Convertible Senior Notes for aggregate consideration of 389,087 shares of HCI’s common stock plus $1 cash consideration in lieu of fractional shares. The remaining 4.25% Convertible Senior Notes were redeemed for $466 on March 15, 2024.

4.75% Convertible Senior Notes

The conversion rate of the 4.75% Convertible Senior Notes is currently 12.4166 shares of common stock for each $1 in principal amount, which is the equivalent of approximately $80.54 per share.

The effective interest rate for the 4.75% Convertible Senior Notes, taking into account both cash and non-cash components, approximates 5.6%. Had a 20-year term been used for the amortization of the issuance costs of the 4.75% Convertible Senior Notes, the annual effective interest rate charged to earnings would have decreased to approximately 5.0%. As of March 31, 2024, the remaining amortization period of the debt issuance costs was expected to be 3.17 years for the 4.75% Convertible Senior Notes.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended
	March 31,
	2024	2023
Premiums Written:
Direct	$211,895	$207,423
Assumed	43,091	(7,569)
Gross written	254,986	199,854
Ceded	(68,106)	(70,509)
Net premiums written	$186,880	$129,345
Premiums Earned:
Direct	$189,675	$172,905
Assumed	66,969	7,163
Gross earned	256,644	180,068
Ceded	(68,106)	(70,509)
Net premiums earned	$188,538	$109,559

During the three months ended March 31, 2024 and 2023, the Company recognized ceded losses of $0 and $2,751, respectively, as reductions in losses and loss adjustment expenses. At March 31, 2024 and December 31, 2023, there were 58 and 33 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at March 31, 2024 and December 31, 2023 were $330,670 and $350,294, respectively. Approximately 64.7% of the reinsurance recoverable balance at March 31, 2024 was receivable from four reinsurers. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $49 and $1 for the three months ended March 31, 2024 and 2023, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $69 and $118 at March 31, 2024 and December 31, 2023, respectively.

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three months ended March 31, 2024 and 2023, the Company recognized

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

reductions in premiums ceded of $6,993 in each of the respective periods, related to these adjustments in the consolidated statements of income. See Note 21 -- “Commitments and Contingencies” for additional information.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At March 31, 2024 and December 31, 2023, other assets included $51,282 and $44,289, respectively, of amounts receivable pursuant to retrospective provisions. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer with a good credit rating and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

Reinsurance provided to other insurance companies

United

From 2021 to 2022, the Company, through HCPCI and TypTap, provided quota share reinsurance on all in-force, new and renewal policies issued by United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”), in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”). From 2022 to 2023, the Company’s insurance subsidiaries also provided quota share reinsurance on all of United’s personal lines insurance business in the states of Georgia, North Carolina, and South Carolina (collectively “Southeast Region”). In conjunction with these reinsurance agreements, the Company entered into renewal rights agreements with United which provided the Company with the right to renew and/or replace United’s insurance policies at the end of their respective policy periods. In February 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency and, as a result, the Company ceased providing quota share reinsurance on United policies. The majority of the policies under these reinsurance agreements have been renewed and/or replaced by the Company.

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

At March 31, 2024 and December 31, 2023, the Company had a net balance of $582 due to United related to the Northeast Region, representing ceding commission payable.

For the three months ended March 31, 2023, $7,569 of assumed premiums written related to the Southeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in the Southeast Region. At March 31, 2024, the Company had a net balance of $1,438 due to United related to the Southeast Region, consisting of premiums payable of $1,712 offset by ceding commission receivable of $274. At December 31, 2023, the Company had a net balance of $4,203 due to United related to the Southeast Region, consisting of premiums payable of $1,712 and payable on paid losses and loss adjustment expenses of $2,765, offset by ceding commission receivable of $274.

At March 31, 2024, the Company had a net amount due to United of $2,020 and funds withheld for assumed business in trust accounts totaling $14,181 for the benefit of policies assumed from United. The Company ceased providing TPA services to United in March 2023. The Company cannot predict the actions a

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

At March 31, 2024 and December 31, 2023, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $14,181 and $30,087, respectively.

Citizens Assumption

Assumed premiums written related to Citizens policies were $43,091 for the three months ended March 31, 2024 as opposed to $0 for the three months ended March 31, 2023.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended
	March 31,
	2024	2023
Net balance, beginning of period*	$254,351	$246,546
Incurred, net of reinsurance, related to:
Current period	79,922	56,698
Prior periods	—	3,867
Total incurred, net of reinsurance	79,922	60,565
Paid, net of reinsurance, related to:
Current period	(17,789)	(11,110)
Prior periods	(43,059)	(49,950)
Total paid, net of reinsurance	(60,848)	(61,060)
Net balance, end of period	273,425	246,051
Add: reinsurance recoverable before allowance for credit losses	305,287	560,257
Gross balance, end of period	$578,712	$806,308

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. Losses and LAE for the three months ended March 31, 2024 included net estimated losses of approximately $21,678 related to Citizens policies assumed. Excluding Citizens-related losses, lower losses and LAE for the three months ended March 31, 2024 resulted from a decrease in claims and litigation related to Florida policies.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Variable Interest Entity

CORE, a Florida-domiciled reciprocal insurance exchange, is owned by its policyholders, referred to as subscribers, and was organized to offer commercial residential multiple peril and wind insurance products. Each subscriber owns part of CORE by buying an insurance policy and making a surplus contribution. CORE is managed by CRM, an AIF company which is a wholly-owned subsidiary of HCI. At the formation date of CORE, management determined that CORE is a variable interest entity (“VIE”).

Since HCI has the power to direct the activities of CORE that most significantly affect CORE’s economic performance and the obligation to absorb losses or the right to receive benefits from CORE via the subordinated surplus note and the management and service agreements, HCI is considered the primary beneficiary of CORE and is required to consolidate CORE. As HCI has no equity at risk, CORE’s equity and results of operations are included in noncontrolling interests.

CORE’s assets are legally restricted for the purpose of fulfilling obligations specific to CORE. The creditors of CORE have no legal right to pursue additional sources of payment from the Company. The following table summarizes the assets and liabilities related to CORE, a consolidated VIE, which are included in the accompanying consolidated balance sheets:

	March 31,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$44,411	$24,635
Restricted cash	302	300
Income taxes receivable	651	—
Other assets	270	65
Total assets	$45,634	$25,000
Liabilities:
Losses and loss adjustment expenses	$1,178	$—
Unearned premiums	15,862	—
Ceded reinsurance premiums payable	1,986	—
Assumed premiums payable	236	—
Deferred income taxes, net	342	—
Other liabilities	183	—
Total liabilities	$19,787	$—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Segment Information

The Company identifies its operating divisions based on managerial emphasis, organizational structure and revenue source. The Company has five reportable segments: HCPCI insurance operations, TypTap Group, reciprocal exchange operations, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under TypTap Group and reciprocal exchange operations, are grouped together into one reportable segment under HCPCI insurance operations. The TypTap Group segment includes its property and casualty insurance operations, information technology operations and its management company’s activities. The reciprocal exchange segment represents the insurance operations of CORE, a consolidated VIE. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies and any other companies that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the three months ended March 31, 2024 and 2023, revenues from the HCPCI insurance operations segment before intracompany elimination represented 63.7% and 61.2%, respectively, and revenues from the TypTap Group segment represented 33.8% and 36.5%, respectively, of total revenues of all operating segments. At March 31, 2024 and December 31, 2023, HCPCI insurance operations’ total assets represented 53.1% and 55.3%, respectively, and TypTap Group’s total assets represented 34.9% and 33.6%, respectively, of the combined assets of all operating segments.

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

For Three Months Ended March 31, 2024	HCPCI Insurance Operations	TypTap Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$155,382	$103,748	$3,625	$—	$—	$(6,111)	$256,644
Premiums ceded	(43,326)	(28,673)	(2,218)	—	—	6,111	(68,106)
Net premiums earned	112,056	75,075	1,407	—	—	—	188,538
Net income from investment portfolio	8,228	4,543	56	—	4,694	(819)	16,702
Policy fee income	504	515	—	—	—	—	1,019
Other	3,538	1,495	—	3,447	1,030	(9,155)	355
Total revenue	124,326	81,628	1,463	3,447	5,724	(9,974)	206,614
Expenses:
Losses and loss adjustment expenses	39,014	40,553	1,268	—	—	(913)	79,922
Amortization of deferred policy acquisition costs	10,136	10,795	—	—	—	—	20,931
Other policy acquisition expenses	579	519	546	—	—	(436)	1,208
Stock-based compensation expense	369	701	—	—	512	—	1,582
Interest expense	—	1,500	812	223	2,926	(2,312)	3,149
Depreciation and amortization	138	1,088	—	380	160	(276)	1,490
Personnel and other operating expenses	11,748	9,970	54	1,434	3,733	(6,037)	20,902
Total expenses	61,984	65,126	2,680	2,037	7,331	(9,974)	129,184
Income (loss) before income taxes	$62,342	$16,502	$(1,217)	$1,410	$(1,607)	$—	$77,430
Total revenue from non-affiliates (d)	$114,956	$88,083	$1,916	$2,606	$4,085
Gross premiums written	$91,875	$143,624	$19,487

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina business and management fees for attorney-in-fact services.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $149,271 from HCPCI and $6,111 from a reinsurance company.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	March 31,	December 31,
	2024	2023
Segments:
HCPCI Insurance Operations	$921,327	$933,116
TypTap Group	669,986	623,366
Reciprocal Exchange Operations	47,776	25,000
Real Estate Operations	131,893	132,257
Corporate and Other	334,304	233,952
Consolidation and Elimination	(263,652)	(136,375)
Total assets	$1,841,634	$1,811,316

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	March 31,	December 31,
	2024	2023
Operating leases:
ROU assets	$1,352	$1,407
Liabilities	$1,357	$1,408
Finance leases:
ROU assets	$1	$1
Liabilities	$1	$2

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	36 to 63 months	Yes	(a)
Office space	5 to 9 years	Yes	(a), (b)
Finance lease:
Office equipment	3.25 years	Not applicable	(c)

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.
(c)
There is a bargain purchase option.

As of March 31, 2024, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following March 31,
2024	$287	$1
2025	296	—
2026	306	—
2027	316	—
2028	160	—
Thereafter	219	—
Total lease payments	1,584	1
Less: interest	227	—
Total lease obligations	$1,357	$1

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended
	March 31,
	2024	2023
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$—	$4
Operating lease costs*	68	52
Short-term lease costs*	92	93
Total lease costs	$160	$149
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$70	$44
Financing cash flows – finance leases	$1	$4

	March 31,
	2024
Weighted-average remaining lease term:
Finance leases (in years)	0.5
Operating leases (in years)	5.4
Weighted-average discount rate:
Finance leases (%)	2.4%
Operating leases (%)	6.0%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(d)
Retail space	3 to 20 years	Yes	(d)
Boat docks/wet slips	1 to 12 months	Yes	(d)

(d)
There are no purchase options.

Note 16 -- Income Taxes

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2023, management concluded, based on the evaluation of the positive and negative evidence, that is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance on the Company’s deferred tax assets is required. The Company evaluates the realizability of its deferred tax assets each quarter, and as of March 31, 2024, based on all of the available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

During the three months ended March 31, 2024 and 2023, the Company recorded approximately $20,474 and $5,343, respectively, of income tax expense, which resulted in effective tax rates of 26.4% and 23.1%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to a lower prior year effective tax rate resulting from the release of the valuation allowance during 2023. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$56,956			$17,793
Less: Net income attributable to redeemable noncontrolling interest	(10,149)			(2,324)
Less: Net loss (income) attributable to noncontrolling interests	804			(131)
Net income attributable to HCI	47,611			15,338
Less: Income attributable to participating securities	(1,218)			(564)
Basic Earnings Per Share:
Income allocated to common stockholders	46,393	9,751	$4.76	14,774	8,278	$1.78
Effect of Dilutive Securities: *
Stock options	—	280		—	45
Convertible senior notes	1,640	2,282		1,921	2,537
Warrants	—	305		—	—
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$48,033	12,618	$3.81	$16,695	10,860	$1.54

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

The following table summarizes the activity of redeemable noncontrolling interest during the three months ended March 31, 2024 and 2023:

	2024	2023
Balance at January 1	$96,160	$93,553
Increase (decrease):
Accrued cash dividends	424	1,637
Accretion - increasing dividend rates	111	687
Adjustment to maximum redemption value	6,228	—
Dividends paid	(2,923)	(3,012)
Redemption	(100,000)	—
Balance at March 31	$—	$92,865

For the three months ended March 31, 2024, net income attributable to redeemable noncontrolling interest was $10,149, consisting of accrued cash dividends of $424, accretion related to increasing dividend rates of $111, an adjustment to maximum redemption value of $6,228, and a deemed dividend resulting from warrant modifications of $3,386. See Note 19 -- “Equity” for additional information regarding the modifications to the warrants held by Centerbridge. For the three months ended March 31, 2023, net income attributable to redeemable noncontrolling interest was $2,324, consisting of accrued cash dividends of $1,637 and accretion related to increasing dividend rates of $687.

Note 19 -- Equity

Stockholders’ Equity

Common Stock

On January 22, 2024, a new shelf registration statement on Form S-3 (the “Shelf Registration”) was filed, replacing the Company’s old universal shelf registration statement filed in September 2023. The new Shelf Registration permits the Company to offer and sell its common stock, preferred stock, debt securities, warrants, and stock purchase contracts and units, from time to time, subject to market conditions and its capital needs. The Shelf Registration will also enable Centerbridge to sell all or a portion of the amended and restated warrant or the shares issuable pursuant to the warrant. As a part of the Shelf Registration, the Company also announced the implementation of an “at-the-market” facility (the “ATM facility”) under which the Company would have the ability to raise up to $75,000 through the issuance of new shares of common stock into the market if it were to so choose.

On January 24, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on March 15, 2024 to stockholders of record on February 16, 2024.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Warrants

In connection with the redemption of the TTIG Series A Preferred Stock held by Centerbridge in January 2024, HCI, for the benefit of TTIG, extended the expiration dates of 450,000 of the underlying warrant shares, which will now expire in 150,000 share increments on December 31, 2026, December 31, 2027, and December 31, 2028. The remaining 300,000 share warrants retained their original expiration date of February 26, 2025 and were exercised on March 11, 2024 through a cashless transaction. The warrant modifications resulted in a $3,386 increase in the fair value of the warrants, which is recorded as a deemed dividend by decreasing retained income and increasing additional paid-in capital. The amount of deemed dividend is included in net income attributable to redeemable noncontrolling interest which is subtracted from net income when calculating net income available to common stockholders.

At March 31, 2024, there were warrants outstanding and exercisable, held by Centerbridge, to purchase 450,000 shares of HCI common stock at an exercise price of $54.40.

Noncontrolling Interests

TTIG

During the three months ended March 31, 2024 and 2023, TTIG repurchased and retired a total of 22,787 and 34,108 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the three months ended March 31, 2024 and 2023 was $33 and $198, respectively.

At March 31, 2024, there were 80,329,238 shares of TTIG’s common stock outstanding, of which 5,329,238 shares were not owned by HCI.

CORE

As described in Note 13 -- “Variable Interest Entity,” the Company has no equity interest at risk in CORE and CORE receives surplus contributions from its subscribers in addition to policy premiums. The surplus contribution is payable to CORE on or prior to the initial effective date of coverage and on or prior to the effective date of all endorsements generating an additional premium. The surplus contribution made during a policy term may be returned on a pro-rata basis to a subscriber in the event of policy cancellation. CORE, organized in November 2023, did not write any policies during the first quarter of 2024.

Note 20 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At March 31, 2024, there were 962,406 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan generally vest over a period of four years, except for those with market conditions, and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three months ended March 31, 2024 and 2023 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2024	590,000	$51.54	5.9 years	$21,156
Outstanding at March 31, 2024	590,000	$51.54	5.6 years	$38,077
Exercisable at March 31, 2024	590,000	$51.54	5.6 years	$38,077

Outstanding at January 1, 2023	440,000	$45.25	5.6 years	$—
Outstanding at March 31, 2023	440,000	$45.25	5.3 years	$3,146
Exercisable at March 31, 2023	412,500	$45.07	5.2 years	$3,031

There were no options exercised during the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, the Company recognized $14 and $90, respectively, of compensation expense related to stock options which is included in general and administrative personnel expenses. There were no deferred tax benefits related to stock options recognized for the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, there was $0 and $14, respectively, of unrecognized compensation expense related to nonvested stock options.

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

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2024 and 2023 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2024	271,417	$37.12
Vested	(29,690)	$56.05
Forfeited	(200)	$51.87
Nonvested at March 31, 2024	241,527	$34.78

Nonvested at January 1, 2023	342,459	$39.86
Granted	6,000	$51.76
Vested	(40,352)	$54.83
Forfeited	(2,125)	$40.33
Nonvested at March 31, 2023	305,982	$38.11

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $867 and $1,187 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, there was approximately $3,165 and $4,043, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.4 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Deferred tax benefits recognized	$99	$263
Tax benefits realized for restricted stock and paid dividends	$511	$299
Fair value of vested restricted stock	$1,664	$2,213

Subsidiary Equity Plan

For the three months ended March 31, 2024 and 2023, TypTap Group recognized compensation expense related to its stock-based awards of $701 and $829, respectively. At March 31, 2024 and December 31, 2023, there was $3,696 and $4,438, respectively, of unrecognized compensation expense related to nonvested restricted stock and stock options.

Note 21 -- Commitments and Contingencies

Obligations under One Multi-Year Reinsurance Contract

As of March 31, 2024, the Company has a contractual obligation related to one multi-year reinsurance contract entered into effective June 1, 2022. The contract may be cancelled only with the other party’s consent or when its experience account is positive at the end of each contract year. The future minimum aggregate premium amount payable to the reinsurer is $91,350 due in June 2024.

Capital Commitments

As described in Note 4 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At March 31, 2024, there was an aggregate unfunded balance of $3,806.

FIGA Assessments

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of March 31, 2024, the FIGA assessments payable by the Company were $1,651.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 22 -- Subsequent Events

On April 1, 2024, the Company repaid $2,000 to the line of credit, reducing the outstanding balance under the revolving credit facility to $48,000.

On April 17, 2024, the Company awarded Paresh Patel, its Chief Executive Officer, 200,000 restricted shares of common stock. The shares will vest equally over a period of four years, with vesting dates of March 15, 2025, 2026, 2027, and 2028, under the condition that the price per share reaches $200 for a period of 30 consecutive trading days.

On April 23, 2024, CORE assumed 148 policies from Citizens, representing approximately $15,700 in annualized premiums written.

On April 24, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 21, 2024 to stockholders of record on May 17, 2024.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based insurance company with operations in property and casualty insurance, information technology services, insurance management, real estate and reinsurance. We utilize innovative technology to promote efficiency, refine risk assessment and enhance experiences for clients throughout the insurance process. We manage our operations in the following organizational segments, based on managerial emphasis and evaluation of financial and operating performances:

a)
HCPCI Insurance Operations
▪
Property and casualty insurance
▪
Reinsurance and other auxiliary operations
b)
TypTap Group
▪
Property and casualty insurance
▪
Information technology
c)
Reciprocal Exchange Operations
d)
Real Estate Operations
e)
Other Operations
▪
Holding company operations

For the three months ended March 31, 2024 and 2023, revenues from HCPCI insurance operations before intracompany elimination represented 63.7% and 61.2%, respectively, and revenues from TypTap Group represented 33.8% and 36.5%, respectively, of total revenues of all operating segments. At March 31, 2024 and December 31, 2023, HCPCI insurance operations’ total assets represented 53.1% and 55.3%, respectively, and TypTap Group’s total assets represented 34.9% and 33.6%, respectively, of the combined assets of all operating segments. See Note 14 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

HCPCI Insurance Operations

Property and Casualty Insurance

HCPCI provides various forms of residential insurance products such as homeowners insurance, fire insurance, and wind-only insurance. HCPCI is authorized to write residential property and casualty insurance in the states of Arkansas, California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina and Texas. Currently, Florida is HCPCI’s primary market.

Reinsurance and other auxiliary operations

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”). We selectively retain risk in Claddaugh, reducing the cost of third-party reinsurance. Claddaugh fully collateralizes its exposure to affiliates by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts, however Claddaugh did not enter into any retrocession contracts for the 2023-2024 treaty year. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations also include claim adjusting and processing services.

TypTap Group

TypTap Insurance Group, Inc. (“TTIG”), our majority-owned subsidiary, currently has four subsidiaries: TypTap Insurance Company (“TypTap”), TypTap Management Company, Exzeo USA, Inc., and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTIG is primarily engaged in the property and casualty insurance business and uses internally developed software technologies to drive efficiency in claim processing and claims settlements, identify profitable underwriting opportunities, generate savings and streamline operations across its insurance operations. In addition, software is also used to analyze potential and current properties based on statistical models for catastrophic events, allowing us to pursue the optimal candidates for insurance coverage.

Property and Casualty Insurance

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium. TypTap’s policies in force have increased from 6,721 in January 2018 to 99,608 at March 31, 2024. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently. Since TypTap began applying for approval to offer homeowners coverage in states outside of Florida in October 2020, TypTap has received approvals from 31 states.

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

Reciprocal Exchange Operations

This segment encompasses the reciprocal exchange operations under our management. Condo Owners Reciprocal Exchange (“CORE”), organized in November 2023 to offer commercial residential multiple peril and wind insurance products, is owned by its policyholders, referred to as subscribers, who gain ownership by buying an insurance policy. The subscribers then assume one another’s risks by exchanging insurance contracts, so they are both the insurers and the insureds. The daily operations of CORE are directly or indirectly conducted by Core Risk Managers, LLC (“CRM”), an AIF company. Such daily operations include general administration, marketing, underwriting, accounting, policy administration, claim adjusting, and information technology. CRM is permitted to outsource any of these services to other HCI subsidiaries. See Note 13 -- “Variable Interest Entity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Real Estate Operations

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations. Properties used in operations consist of two Tampa office buildings and an insurance operations site in Ocala, Florida. Our investment properties include retail shopping centers, two marinas, and undeveloped land in Tampa and Haines City.

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Recent Events

On April 1, 2024, we repaid $2,000,000 to the line of credit, reducing the amount outstanding under the revolving credit facility to $48,000,000.

On April 17, 2024, we awarded Paresh Patel, our Chief Executive Officer, 200,000 restricted shares of common stock. The shares will vest equally over a period of four years, with vesting dates of March 15, 2025, 2026, 2027, and 2028, under the condition that the price per share reaches $200 for a period of 30 consecutive trading days.

On April 23, 2024, CORE assumed 148 policies from Citizens, representing approximately $15,700,000 in annualized premiums written.

On April 24, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 21, 2024 to stockholders of record on May 17, 2024.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Revenue
Gross premiums earned	$256,644	$180,068
Premiums ceded	(68,106)	(70,509)
Net premiums earned	188,538	109,559
Net investment income	14,067	17,715
Net realized investment losses	—	(1,149)
Net unrealized investment gains	2,635	529
Policy fee income	1,019	1,090
Other income	355	1,285
Total revenue	206,614	129,029
Expenses
Losses and loss adjustment expenses	79,922	60,565
Policy acquisition and other underwriting expenses	22,139	22,720
General and administrative personnel expenses	16,274	13,502
Interest expense	3,149	2,801
Other operating expenses	7,700	6,305
Total expenses	129,184	105,893
Income before income taxes	77,430	23,136
Income tax expense	20,474	5,343
Net income	56,956	17,793
Net income attributable to noncontrolling interests	(9,345)	(2,455)
Net income after noncontrolling interests	$47,611	$15,338
Ratios to Net Premiums Earned:
Loss Ratio	42.39%	55.28%
Expense Ratio (excluding interest expense)	24.46%	38.82%
Combined Ratio (excluding interest expense)	66.85%	94.10%
Ratios to Gross Premiums Earned:
Loss Ratio	31.14%	33.63%
Expense Ratio (excluding interest expense)	17.97%	23.62%
Combined Ratio (excluding interest expense)	49.11%	57.25%
Earnings Per Share Data:
Basic	$4.76	$1.78
Diluted	$3.81	$1.54

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Our results of operations for the three months ended March 31, 2024 reflect net income of approximately $56,956,000 or $3.81 diluted earnings per share, compared with approximately $17,793,000 or $1.54 diluted earnings per share, for the three months ended March 31, 2023. The quarter-over-quarter increase was primarily due to an $78,979,000 increase in net premiums earned, offset by a $19,357,000 increase in losses and loss adjustment expenses, a $15,131,000 increase in income tax expense, and a $2,772,000 increase in general and administrative personnel expenses.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended March 31, 2024 and 2023 were approximately $256,644,000 and $180,068,000, respectively. The $76,576,000 increase was primarily attributable to the policies assumed from Citizens and the effect of premium rate increases. Gross premiums earned from the policies assumed were $66,969,000 for the three months ended March 31, 2024 compared with $7,163,000 for the three months ended March 31, 2023. HCPCI gross premiums earned were $149,271,000 for the three months ended March 31, 2024 compared with $92,456,000 for the three months ended March 31, 2023. TypTap gross premiums earned for the three months ended March 31, 2024 were $103,748,000 compared with $87,612,000 for the three months ended March 31, 2023. CORE gross premiums earned were $3,625,000 for the three months ended March 31, 2024.

Premiums Ceded for the three months ended March 31, 2024 and 2023 were approximately $68,106,000 and $70,509,000, respectively, representing 26.5% and 39.2%, respectively, of gross premiums earned. The $2,403,000 decrease was primarily attributable to the expiration and discontinuation of flood reinsurance in the second quarter of 2023.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under multi-year reinsurance contracts. For the three months ended March 31, 2024 and 2023, premiums ceded included a decrease of $6,993,000 related to retrospective provisions in each of the respective periods. See “Economic Impact of Reinsurance Contract with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended March 31, 2024 and 2023 totaled approximately $186,880,000 and $129,345,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2024 primarily resulted from the policies assumed from Citizens and the decrease in premiums ceded to reinsurers as described above. We had approximately 250,500 policies in force at March 31, 2024 (direct and assumed) as compared with approximately 216,300 policies in force at March 31, 2023.

Net Premiums Earned for the three months ended March 31, 2024 and 2023 were approximately $188,538,000 and $109,559,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net Premiums Written	$186,880	$129,345
Decrease (Increase) in Unearned Premiums	1,658	(19,786)
Net Premiums Earned	$188,538	$109,559

Net Investment Income for the three months ended March 31, 2024 and 2023 was approximately $14,067,000 and $17,715,000, respectively. Net investment income for the three months ended March 31, 2023 included a net realized gain of $8,936,000 from the sale of two real estate investment properties. Excluding the real estate gain in the prior year quarter, net investment income increased to $14,067,000 from $8,779,000. The increase was primarily attributable to higher balances of fixed-maturity securities and cash combined with higher yields. See Net Investment Income under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Losses for the three months ended March 31, 2024 were $0 compared with approximately $1,149,000 of net realized losses for the three months ended March 31, 2023, which included net realized losses of approximately $1,153,000 from sales of fixed-maturity and equity securities.

Net Unrealized Investment Gains for the three months ended March 31, 2024 and 2023 were $2,635,000 and $529,000, respectively. The increase was primarily attributable to an overall improvement in the equity market.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $79,922,000 and $60,565,000 for the three months ended March 31, 2024 and 2023, respectively. The losses and loss adjustment expenses of HCPCI Insurance Operations were $39,014,000 and $28,782,000 for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily attributable to Citizens policies assumed in the fourth quarter of 2023. Losses and loss adjustment expenses for TypTap were $40,553,000 compared with $33,056,000 for the same comparative period. The increase was primarily attributable to the policies assumed from Citizens in December 2023 and January 2024. Losses and loss adjustment expenses for CORE were $1,268,000 for the three months ended March 31, 2024, resulting from the policies assumed from Citizens in February 2024. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2024 and 2023 were approximately $22,139,000 and $22,720,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. Amortized policy acquisition expenses for HCPCI Insurance Operations were $10,136,000 for the three months ended March 31, 2024 compared with $9,621,000 for the three months ended March 31, 2023. The increase was primarily due to the effect of premium rate increases. TypTap's amortized policy acquisition expenses were $10,795,000 compared with $11,863,000 for the same comparative period. The decrease was driven by lower policy acquisition costs in Florida related to lower commission rates.

General and Administrative Personnel Expenses for the three months ended March 31, 2024 and 2023 were approximately $16,274,000 and $13,502,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The period-over-period increase of $2,772,000 was primarily attributable to an increase in employee incentive bonus and merit increases for employees effective in late February 2024, offset by a decrease in stock-based compensation expense.

Interest Expense for the three months ended March 31, 2024 and 2023 was approximately $3,149,000 and $2,801,000, respectively. The increase primarily resulted from interest expense related to line of credit borrowing, offset by a lower interest expense for our 4.25% Convertible Senior Notes.

Income Tax Expense for the three months ended March 31, 2024 and 2023 was approximately $20,474,000 and $5,343,000, respectively, for state, federal, and foreign income taxes resulting in effective tax rates of 26.4% and 23.1%, respectively. The increase in the effective tax rate was primarily attributable to a lower prior year effective tax rate resulting from the release of valuation allowance during 2023.

Ratios:

The loss ratio applicable to the three months ended March 31, 2024 (losses and loss adjustment expenses incurred related to net premiums earned) was 42.4% compared with 55.3% for the three months ended March 31, 2023. The decrease was primarily attributable to the increase in net premiums earned, offset in part by the increase in losses and loss adjustment expenses as compared to the first quarter of 2023.

The expense ratio applicable to the three months ended March 31, 2024 (defined as total expenses excluding losses and loss adjustment expenses and interest expense related to net premiums earned) was 24.5% compared with 38.8% for the three months ended March 31, 2023. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned, offset by the increase in general and administrative personnel expenses and the increase in other operating expenses.

The combined ratio (total of all expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2024 was 66.9% compared with 94.1% for the three months ended March 31, 2023. The decrease in 2024 was attributable to the factors described above.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at March 31, 2024:

	Maturity Date	Payment Due Date
4.75% Convertible Senior Notes*	June 2042	June 1 and December 1
4.55% Promissory Note	Through August 2036	1st day of each month
5.50% Promissory Note	Through July 2033	1st day of each month
Finance leases	Through October 2024	Various
Revolving credit facility	Through November 2028	January 1, April 1, July 1, October 1

*	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on June 1, 2027, June 1, 2032 or June 1, 2037.

See Note 10 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. At March 31, 2024, there was an aggregate unfunded capital balance of $3,806,000. See Limited Partnership Investments under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

Sources and Uses of Cash

Cash Flows for the Three Months Ended March 31, 2024

Net cash provided by operating activities for the three months ended March 31, 2024 was approximately $181,989,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $19,151,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $4,872,000 was primarily due to the purchases of fixed-maturity and equity securities of $180,015,000 and purchases of real estate investments of $5,244,000, offset by the proceeds from calls, repayments and maturities of fixed-maturity securities of $172,024,000 and the proceeds from sales of fixed-maturity and equity securities of $9,546,000. Net cash used in financing activities totaled $58,199,000, which was primarily due to the redemption of redeemable noncontrolling interests of $100,000,000, $3,993,000 of cash dividend payments, and cash dividends paid to redeemable noncontrolling interest of $2,923,000, offset by $50,000,000 of net borrowing under the line of credit agreement.

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

At March 31, 2024, we had $522,818,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2024, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2024, $514,553,000 of the total $578,712,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $64,159,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2024, $57,137,000 of the $64,159,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $585,073,000 at December 31, 2023 to $578,712,000 at March 31, 2024. The $6,361,000 decrease is comprised of reductions in our Reserves of $26,404,000 primarily specific to Hurricane Ian and Hurricane Irma, and reductions in our non-catastrophe Reserves of $24,974,000 for 2023 and $17,116,000 for 2022 and prior loss years, offset by $62,133,000 in reserves established for the 2024 loss year. The Reserves established for 2024 claims are primarily driven by an allowance for those claims that have been incurred but not reported to the company as of March 31, 2024. The decrease of $68,494,000 specific to our 2023 and prior loss-years reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2024 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended March 31, 2024 and 2023, we accrued benefits of $6,993,000 in each of the respective periods. The accrual of benefits was recognized as a reduction in ceded premiums.

As of March 31, 2024, we had $51,282,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreement.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 8, 2024. For the three months ended March 31, 2024, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at March 31, 2024 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2024 (dollar amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$459,419	$(11,386)	-2.42%
200 basis point increase	463,214	(7,591)	-1.61%
100 basis point increase	467,009	(3,796)	-0.81%
100 basis point decrease	474,601	3,796	0.81%
200 basis point decrease	478,397	7,592	1.61%
300 basis point decrease	482,193	11,388	2.42%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2024 (dollar amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$164,580	35	$164,525	35
AA+, AA, AA-	281,466	59	278,025	59
A+, A, A-	14,901	3	14,576	3
BBB+, BBB, BBB-	12,226	3	12,024	3
CCC+, CC and Not rated	1,997	—	1,655	—
Total	$475,170	100	$470,805	100

Equity Price Risk

Our equity investment portfolio at March 31, 2024 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2024 (dollar amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$6,873	13
Consumer	8,404	16
Technology	4,751	9
Other (1)	2,445	6
	22,473	44
Mutual funds and exchange-traded funds by type:
Debt	21,974	42
Equity	7,503	14
Alternative	63	—
	29,540	56
Total	$52,013	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2024, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 8, 2024.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Sales of Unregistered Securities and Use of Proceeds

None.

(b)
Repurchases of Securities

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs
January 31, 2024	—	$—	—	$—
February 29, 2024	5,656	$98.21	—	$—
March 31, 2024	—	$—	—	$—
	5,656	$98.21	—

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

During the three months ended March 31, 2024, our insurance subsidiaries paid dividends of $11,000,000 to HCI.

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

10.65	Underwriting Agreement, dated December 6, 2023, by and between HCI Group, Inc. and Citizens JMP Securities, LLC. Incorporated by reference to Exhibit 1.1 to our Form 8-K filed December 7, 2023.

10.66**	Executive Employment Agreement between Paresh Patel and HCI Group, Inc. dated April 17, 2024. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed April 23, 2024.

10.67**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated April 17, 2024. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed April 23, 2024.

10.105**	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106**	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 23, 2020.

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

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

97**	HCI Group, Inc. Clawback Policy. Incorporated by reference to the corresponding numbered exhibit to our Form 10-K filed March 8, 2024.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Company.

HCI GROUP, INC.

May 9, 2024	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 9, 2024	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.