Form 10-Q
period 2024-06-30
HCI Group, Inc.
filed 2024-08-09
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on August 1, 2024 was 10,472,741.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $643,892 and $387,687, respectively and allowance for credit losses: $0 and $0, respectively)	$640,242	$383,238
Equity securities, at fair value (cost: $49,192 and $44,011 respectively)	53,886	45,537
Limited partnership investments	21,856	23,583
Real estate investments	73,507	67,893
Total investments	789,491	520,251
Cash and cash equivalents (a)	445,829	536,478
Restricted cash (a)	3,303	3,287
Receivable from maturities of fixed-maturity securities	500	91,085
Accrued interest and dividends receivable	7,067	3,507
Income taxes receivable (a)	2,820	—
Deferred income taxes, net	—	512
Premiums receivable, net (allowance: $4,321 and $3,152, respectively) (a)	58,114	38,037
Assumed premiums receivable (a)	7,562	19,954
Prepaid reinsurance premiums (a)	123,955	86,232
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	23,367	19,690
Unpaid losses and loss adjustment expenses (allowance: $66 and $118, respectively)	279,795	330,604
Deferred policy acquisition costs (a)	52,564	42,910
Property and equipment, net	29,449	29,251
Right-of-use assets - operating leases	1,296	1,407
Intangible assets, net	6,432	7,659
Funds withheld for assumed business	14,353	30,087
Other assets (a)	65,484	50,365
Total assets	$1,911,381	$1,811,316

(a)
See Note 13 for details of balances associated with consolidated variable interest entity.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses (a)	$571,646	$585,073
Unearned premiums (a)	542,839	501,157
Advance premiums (a)	24,119	15,895
Reinsurance payable on paid losses and loss adjustment expenses	—	3,145
Ceded reinsurance premiums payable (a)	7,950	8,921
Assumed premiums payable	—	850
Accrued expenses (a)	27,860	19,722
Income tax payable	8,962	7,702
Deferred income taxes, net (a)	4,328	—
Revolving credit facility	48,000	—
Long-term debt	184,912	208,495
Lease liabilities – operating leases	1,305	1,408
Other liabilities (a)	35,426	35,623
Total liabilities	1,457,347	1,387,991
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests (Note 18)	791	96,160
Equity:
Common stock (no par value, 40,000,000 shares authorized, 10,472,741 and 9,738,183 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	117,968	89,568
Retained income	331,960	238,438
Accumulated other comprehensive loss, net of taxes	(2,579)	(3,163)
Total stockholders’ equity	447,349	324,843
Noncontrolling interests	5,894	2,322
Total equity	453,243	327,165
Total liabilities, redeemable noncontrolling interests and equity	$1,911,381	$1,811,316

(a)
See Note 13 for details of balances associated with consolidated variable interest entity.

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Gross premiums earned	$263,561	$181,946	$520,205	$362,014
Premiums ceded	(76,713)	(66,390)	(144,819)	(136,899)
Net premiums earned	186,848	115,556	375,386	225,115
Net investment income	16,881	8,794	30,948	26,509
Net realized investment gains (losses)	212	(230)	212	(1,379)
Net unrealized investment gains	533	897	3,168	1,426
Policy fee income	1,089	1,469	2,108	2,559
Other	682	841	1,037	2,126
Total revenue	206,245	127,327	412,859	256,356
Expenses
Losses and loss adjustment expenses	78,324	61,890	158,246	122,455
Policy acquisition and other underwriting expenses	23,452	22,618	45,591	45,338
General and administrative personnel expenses	17,471	14,272	33,745	27,774
Interest expense	3,452	2,667	6,601	5,468
Other operating expenses	7,520	5,614	15,220	11,919
Total expenses	130,219	107,061	259,403	212,954
Income before income taxes	76,026	20,266	153,456	43,402
Income tax expense	18,927	5,384	39,401	10,727
Net income	57,099	14,882	114,055	32,675
Net income attributable to redeemable noncontrolling interests (Note 18)	—	(2,337)	(10,149)	(4,661)
Net income attributable to noncontrolling interests	(3,023)	(102)	(2,219)	(233)
Net income after noncontrolling interests	$54,076	$12,443	$101,687	$27,781
Basic earnings per share	$5.18	$1.45	$9.95	$3.23
Diluted earnings per share	$4.24	$1.28	$8.04	$2.81

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$57,099	$14,882	$114,055	$32,675
Other comprehensive income:
Change in unrealized gain (loss) on investments:
Net unrealized gains (losses) arising during the period	705	(2,263)	757	152
Reclassification adjustment for net realized losses (gains)	10	12	42	750
Net change in unrealized gains (losses)	715	(2,251)	799	902
Deferred income taxes on above change	(179)	571	(200)	2,381
Total other comprehensive income (loss), net of income taxes	536	(1,680)	599	3,283
Comprehensive income	57,635	13,202	114,654	35,958
Comprehensive income attributable to noncontrolling interests	(3,036)	(42)	(2,234)	(348)
Comprehensive income after noncontrolling interests	$54,599	$13,160	$112,420	$35,610

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended June 30, 2024

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at March 31, 2024	10,276,463	$—	$116,728	$282,056	$(3,102)	$395,682	$2,188	$397,870
Net income	—	—	—	54,076	—	54,076	3,023	57,099
Total other comprehensive income, net of income taxes	—	—	—	—	523	523	13	536
Issuance of restricted stock	204,500	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,500)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(4,722)	—	(480)	—	—	(480)	—	(480)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	597	597
Common stock dividends ($0.40 per share)	—	—	—	(4,172)	—	(4,172)	—	(4,172)
Stock-based compensation	—	—	1,720	—	—	1,720	—	1,720
Subscriber surplus contribution	—	—	—	—	—	—	73	73
Balance at June 30, 2024	10,472,741	$—	$117,968	$331,960	$(2,579)	$447,349	$5,894	$453,243

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Three Months Ended June 30, 2023

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at March 31, 2023	8,596,673	$—	$332	$185,028	$(5,098)	$180,262	$(405)	$179,857
Net income	—	—	—	14,613	—	14,613	269	14,882
Net income attributable to redeemable noncontrolling interests	—	—	—	(2,170)	—	(2,170)	(167)	(2,337)
Total other comprehensive loss, net of income taxes	—	—	—	—	(1,620)	(1,620)	(60)	(1,680)
Issuance of restricted stock	7,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(295)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(8,614)	—	(479)	—	—	(479)	—	(479)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	619	619
Common stock dividends ($0.40 per share)	—	—	—	(3,437)	—	(3,437)	—	(3,437)
Stock-based compensation	—	—	1,209	—	—	1,209	—	1,209
Balance at June 30, 2023	8,594,764	$—	$1,062	$194,034	$(6,718)	$188,378	$256	$188,634

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Six Months Ended June 30, 2024

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2023	9,738,183	$—	$89,568	$238,438	$(3,163)	$324,843	$2,322	$327,165
Net income	—	—	—	111,161	—	111,161	2,894	114,055
Net income attributable to redeemable noncontrolling interests	—	—	—	(9,474)	—	(9,474)	(675)	(10,149)
Total other comprehensive income, net of income taxes	—	—	—	—	584	584	15	599
Cashless exercise of common stock warrants	155,049	—	—	—	—	—	—	—
Issuance of restricted stock	204,500	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,700)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(10,378)	—	(1,036)	—	—	(1,036)	—	(1,036)
Conversion of senior notes to common stock	389,087	—	23,449	—	—	23,449	—	23,449
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,265	1,265
Common stock dividends ($0.80 per share)	—	—	—	(8,165)	—	(8,165)	—	(8,165)
Stock-based compensation	—	—	2,601	—	—	2,601	—	2,601
Deemed dividend on warrant modification	—	—	3,386	—	—	3,386	—	3,386
Subscriber surplus contribution	—	—	—	—	—	—	73	73
Balance at June 30, 2024	10,472,741	$—	$117,968	$331,960	$(2,579)	$447,349	$5,894	$453,243

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Six Months Ended June 30, 2023

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2022	8,598,682	$—	$—	$172,482	$(9,886)	$162,596	$(1,342)	$161,254
Net income	—	—	—	32,101	—	32,101	574	32,675
Net income attributable to redeemable noncontrolling interests	—	—	—	(4,320)	—	(4,320)	(341)	(4,661)
Total other comprehensive income, net of income taxes	—	—	—	—	3,168	3,168	115	3,283
Issuance of restricted stock	13,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,420)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(14,498)	—	(784)	—	—	(784)	—	(784)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,250	1,250
Common stock dividends ($0.80 per share)	—	—	—	(6,869)	—	(6,869)	—	(6,869)
Stock-based compensation	—	—	2,486	—	—	2,486	—	2,486
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(640)	640	—	—	—	—
Balance at June 30, 2023	8,594,764	$—	$1,062	$194,034	$(6,718)	$188,378	$256	$188,634

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income after noncontrolling interests	$101,687	$27,781
Net income attributable to noncontrolling interests	12,368	4,894
Net income	114,055	32,675
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,958	3,973
Net accretion of discount on investments in fixed-maturity securities	(2,436)	(1,671)
Depreciation and amortization	(46)	4,229
Deferred income tax expense	4,640	3,810
Net realized investment (gains) losses	(212)	1,379
Net unrealized investment gains	(3,168)	(1,426)
Credit loss expense - reinsurance recoverable	(52)	(102)
Net income from limited partnership interests	(85)	(542)
Distributions received from limited partnership interests	626	421
Loss on extinguishment of debt	—	177
Gain on sales of real estate investments	—	(8,936)
Foreign currency remeasurement loss (gain)	31	(1)
Other non-cash items	332	87
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(3,560)	(338)
Income taxes	(1,560)	3,017
Premiums receivable, net	(20,077)	(5,308)
Assumed premiums receivable	12,392	—
Prepaid reinsurance premiums	(37,723)	(48,035)
Reinsurance recoverable	47,184	137,770
Deferred policy acquisition costs	(9,654)	415
Funds withheld for assumed business	15,734	3,005
Other assets	(15,082)	(14,614)
Losses and loss adjustment expenses	(13,427)	(114,810)
Unearned premiums	41,682	17,823
Advance premiums	8,224	8,250
Assumed reinsurance balances payable	(850)	—
Reinsurance payable on paid losses and loss adjustment expenses	(3,145)	(1,563)
Reinsurance recovered in advance on unpaid losses	—	(19,863)
Ceded reinsurance premiums payable	(971)	(12,255)
Accrued expenses and other liabilities	16,175	18,377
Net cash provided by operating activities	152,985	5,944

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from investing activities:
Investments in limited partnership interests	(1,106)	—
Return of excess investments in limited partnership interests	—	112
Distributions received from limited partnership interests	2,292	2,596
Distribution received from unconsolidated joint venture	—	18
Purchase of property and equipment	(2,039)	(2,762)
Purchase of real estate investments	(9,909)	(744)
Purchase of fixed-maturity securities	(494,390)	(227,540)
Purchase of equity securities	(12,048)	(10,271)
Purchase of short-term and other investments	—	(81)
Proceeds from sales of real estate investments	—	21,746
Proceeds from sales of fixed-maturity securities	7,646	12,083
Proceeds from calls, repayments and maturities of fixed-maturity securities	323,568	258,207
Proceeds from sales of equity securities	6,553	6,277
Proceeds from sales, redemptions and maturities of short-term and other investments	—	34
Net cash (used in) provided by investing activities	(179,433)	59,675
Cash flows from financing activities:
Cash dividends paid	(8,165)	(6,869)
Cash dividends paid to redeemable noncontrolling interests	(2,923)	(3,012)
Net borrowing under revolving credit facility	48,000	—
Proceeds from issuance of long-term debt	—	12,000
Net surplus contribution from subscribers	864	—
Repayment of long-term debt	(256)	(328)
Redemption of long-term debt	(466)	(6,895)
Repurchases of common stock	(1,037)	(784)
Redemption of redeemable noncontrolling interests	(100,000)	—
Purchase of noncontrolling interests	(92)	(237)
Debt issuance costs	(99)	(277)
Net cash used in financing activities	(64,174)	(6,402)
Effect of exchange rate changes on cash	(11)	(2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(90,633)	59,215
Cash, cash equivalents, and restricted cash at beginning of period	539,765	237,763
Cash, cash equivalents, and restricted cash at end of period	$449,132	$296,978

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37,818	$3,958
Cash paid for interest	$5,680	$4,370
Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$599	$3,283
Conversion of 4.25% Convertible Senior Notes	$23,450	$—
Sale of real estate investments:
Contingent consideration receivable	$—	$125
Long-term debt obligations assumed by the buyer	$—	$8,995
Receivable from sales of equity securities	$189	$488
Receivable from maturities of fixed-maturity securities	$500	$—
Payable on purchases of equity securities	$—	$757
Payable on purchases of fixed-maturity securities	$50	$—

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

Assumed Business

Citizens Assumption

During the second quarter of 2024, the Company continued to participate in a take-out program through which the Company assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. During the three and six months ended June 30, 2024, approximately 300 and 10,100 policies, respectively, were assumed by TypTap and CORE. These policies represent approximately $120,100 in annualized premiums written.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2024 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2024. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K, which was filed with the SEC on March 8, 2024.

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

Revenue from Claims Processing Services

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the three and six months ended June 30, 2024, revenues from claims processing services were $0 in each period. For the three and six months ended June 30, 2023, revenues from claims processing services were $177 and $704, respectively.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent economic interests in TTIG and CORE not held by HCI. They are presented in the temporary equity (mezzanine) section of the consolidated balance sheets.

TTIG

The interest in TTIG contains rights in dividends, voting, conversion, participation, liquidation preference and redemption. The redemption feature is not solely within the control of TTIG. The interest is initially recorded at fair value and is decreased by related issuance costs. The fair value is estimated using a residual fair value approach. The effect of increasing dividend rates is accreted to the redeemable noncontrolling interest with a corresponding reduction in retained income. The effective interest method is used for accretion over the period of the increasing dividend rates. The carrying value of the interest is also subsequently adjusted for accrued dividends and dividend payments. The Company has an option to pay the dividends in cash or make a payment-in-kind. The dividends are accrued monthly assuming they will be settled in cash. When the interest is probable of becoming redeemable, the Company elects to recognize changes in the redemption value immediately as it occurs and adjusts the carrying value of the interest to the maximum redemption value which is the higher of the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

redemption price or fair market value at the reporting date. Such changes in the redemption value are treated as dividends when calculating income available to common stockholders.

CORE

The interest in CORE represents a refundable portion of CORE’s subscriber surplus contributions. CORE, a reciprocal insurance exchange, collects surplus contributions in addition to policy premiums from its policyholders referred to as subscribers. The purpose of the surplus contribution is to support CORE’s financial strength and lower CORE’s cost of capital. The surplus contribution made during a policy term may be returned on a pro-rata basis to a subscriber in the event of policy cancellation. As the term of an insurance policy progresses, a portion of the surplus contribution is reclassified from the redeemable noncontrolling interest to the noncontrolling interest.

Noncontrolling Interests

The Company has noncontrolling interests attributable to TTIG and CORE. A noncontrolling interest arises when the Company has less than 100% of the voting rights and economic interests in a subsidiary or a consolidated variable interest entity. The noncontrolling interest in TTIG is periodically adjusted for the expensing of TTIG’s stock-based awards granted to its employees, the interest’s share of TTIG’s net income or loss attributable to common stockholders and the change in other comprehensive income or loss. The noncontrolling interest in CORE is periodically adjusted for the interest’s share of CORE’s net income or loss attributable to common stockholders and the reclassification of surplus contributions from refundable to nonrefundable amount.

Note 3 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$445,829	$536,478
Restricted cash	3,303	3,287
Total	$449,132	$539,765

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At June 30, 2024 and December 31, 2023, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of June 30, 2024
U.S. Treasury and U.S. government agencies	$612,692	$—	$284	$(2,999)	$609,977
Corporate bonds	30,705	—	35	(948)	29,792
Exchange-traded debt	495	—	—	(22)	473
Total	$643,892	$—	$319	$(3,969)	$640,242
As of December 31, 2023
U.S. Treasury and U.S. government agencies	$359,630	$—	$224	$(3,800)	$356,054
Corporate bonds	27,563	—	116	(975)	26,704
Exchange-traded debt	494	—	—	(14)	480
Total	$387,687	$—	$340	$(4,789)	$383,238

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$232,194	$229,497	$234,992	$234,025
Due after one year through five years	408,367	407,792	148,935	145,758
Due after five years through ten years	2,837	2,480	3,266	2,974
Due after ten years	494	473	494	481
	$643,892	$640,242	$387,687	$383,238

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

The fair value of fixed-maturity securities on deposit with various regulatory authorities at June 30, 2024 and December 31, 2023 was $1,776 and $1,660, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three and six months ended June 30, 2024 and 2023 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2024	$1,616	$1	$(11)
Three months ended June 30, 2023	$1,023	$—	$(12)
Six months ended June 30, 2024	$7,646	$13	$(55)
Six months ended June 30, 2023	$12,083	$—	$(750)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2024	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(351)	$279,112	$(2,648)	$131,989	$(2,999)	$411,101
Corporate bonds	(32)	6,291	(916)	19,910	(948)	26,201
Exchange-traded debt	(22)	473	—	—	(22)	473
Total available-for-sale securities	$(405)	$285,876	$(3,564)	$151,899	$(3,969)	$437,775

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2023	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(22)	$3,464	$(3,778)	$181,463	$(3,800)	$184,927
Corporate bonds	(8)	1,941	(967)	19,418	(975)	21,359
Exchange-traded debt	(14)	481	—	—	(14)	481
Total available-for-sale securities	$(44)	$5,886	$(4,745)	$200,881	$(4,789)	$206,767

At June 30, 2024 and December 31, 2023, there were 93 and 65 securities, respectively, in an unrealized loss position.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three and six months ended June 30, 2024 and 2023.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At June 30, 2024 and December 31, 2023, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
June 30, 2024	$49,192	$6,708	$(2,014)	$53,886
December 31, 2023	$44,011	$3,945	$(2,419)	$45,537

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net gains recognized	$755	$730	$3,422	$844
Exclude: Net realized gains (losses) recognized for securities sold	222	(167)	254	(582)
Net unrealized gains recognized	$533	$897	$3,168	$1,426

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and six months ended June 30, 2024 and 2023 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2024	$3,037	$389	$(167)
Three months ended June 30, 2023	$2,523	$85	$(252)
Six months ended June 30, 2024	$6,553	$562	$(308)
Six months ended June 30, 2023	$6,277	$102	$(684)

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

	June 30, 2024			December 31, 2023
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$2,742	$—	15.37	$3,295	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	1,866	—	1.26	2,271	—	1.25
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	3,064	—	0.17	3,400	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	2,578	—	0.55	3,306	—	0.55
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	6,797	2,543	1.32	7,590	2,543	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	4,809	810	0.55	3,721	1,662	0.55
Total	$21,856	$3,353		$23,583	$4,205

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating results:
Total income	$16,173	$(144,193)	$19,239	$38,167
Total expenses	(17,675)	(24,840)	(43,276)	(27,097)
Net (loss) income	$(1,502)	$(169,033)	$(24,037)	$11,070

	June 30,	December 31,
	2024	2023
Balance sheet:
Total assets	$4,101,810	$4,072,501
Total liabilities	$202,337	$220,525

For the three and six months ended June 30, 2024, the Company recognized net investment loss of $110 and net investment income of $85, respectively. During the three and six months ended June 30, 2024, the Company received total cash distributions of $2,756 and $2,918, respectively, including returns on investment of $626.

For the three months ended June 30, 2023, the Company recognized net investment loss of $11. For the six months ended June 30, 2023, the Company recognized net investment income of $542. During the three and

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

six months ended June 30, 2023, the Company received total cash distributions of $1,112 and $3,017, respectively, including returns on investment of $118 and $421, respectively.

At June 30, 2024 and December 31, 2023, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $22,160 and $23,346, respectively, and the Company’s maximum exposure to loss aggregated $21,856 and $23,583, respectively.

d) Real Estate Investments

Real estate investments consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Land	$42,272	$42,272
Land improvements	4,842	4,387
Buildings and building improvements	18,593	18,594
Tenant and leasehold improvements	2,265	1,869
Other	12,480	7,168
Total, at cost	80,452	74,290
Less: accumulated depreciation and amortization	(6,945)	(6,397)
Real estate investments	$73,507	$67,893

Depreciation and amortization expense related to real estate investments was $279 and $228 for the three months ended June 30, 2024 and 2023, respectively, and $548 and $681 for the six months ended June 30, 2024 and 2023, respectively.

e) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Available-for-sale fixed-maturity securities	$6,020	$5,120	$10,848	$9,155
Equity securities	511	378	952	674
Investment expense	(141)	(125)	(220)	(254)
Limited partnership investments	(110)	(11)	85	542
Real estate investments	3,783	270	5,276	9,563
Cash and cash equivalents	6,818	3,162	14,007	6,829
Net investment income	$16,881	$8,794	$30,948	$26,509

In connection with the purchase of commercial real estate in Tampa, Florida in December 2023, the Company leased the property back to the seller for a lease term expiring on December 31, 2024. The lease was considered to be at a below market rate. The value of the below market lease was recognized as deferred rent and amortized to rental income over the lease term. In June 2024, the tenant occupying the property under a sublease agreement with the seller vacated the property. As a result, the Company derecognized the remaining deferred rent to rental income. For the three and six months ended June 30, 2024, income from real estate investments included rental income of $2,497 resulting from such derecognition of deferred rent.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the six months ended June 30, 2023, income from real estate investments included a net realized gain of $6,476 resulting from the sale of the retail shopping center investment property in Melbourne, Florida in March 2023 for a price of $18,500, and also included a net realized gain of $2,460 resulting from the sale of retail shopping center investment property in Sorrento, Florida in March 2023 for a price of $13,418.

f) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the three and six months ended June 30, 2024, net realized gains related to other investments were $0 in each period. For the three and six months ended June 30, 2023, net realized losses were $51 and $47, respectively.
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

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains (losses)	$705	$177	$528	$(2,263)	$(574)	$(1,689)
Reclassification adjustment for net realized losses	10	2	8	12	3	9
Total other comprehensive income (loss)	$715	$179	$536	$(2,251)	$(571)	$(1,680)

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains	$757	$190	$567	$152	$(2,571)	$2,723
Reclassification adjustment for net realized losses	42	10	32	750	190	560
Total other comprehensive income	$799	$200	$599	$902	$(2,381)	$3,283

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

Long-Term Debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
4.75% Convertible Senior Notes	2042	Quoted price
4.25% Convertible Senior Notes	*	Quoted price
4.55% Promissory Note	2036	Discounted cash flow method/Level 3 inputs
5.50% Promissory Note	2033	Discounted cash flow method/Level 3 inputs

*	Debt derecognized in March 2024. See Note 10 -- “Long-Term Debt” for additional information.

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2024
Financial Assets:
Cash and cash equivalents	$445,829	$—	$—	$445,829
Restricted cash	$3,303	$—	$—	$3,303
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$602,042	$7,935	$—	$609,977
Corporate bonds	23,339	6,453	—	29,792
Exchange-traded debt	473	—	—	473
Total available-for-sale securities	$625,854	$14,388	$—	$640,242
Equity securities	$53,886	$—	$—	$53,886

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

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for financial liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of June 30, 2024 and December 31, 2023:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2024
Financial Liabilities:
Revolving credit facility	$48,000	$—	$48,000	$—	$48,000
Long-term debt:
4.75% Convertible Senior Notes	$168,806	$—	$224,909	$—	$224,909
5.50% Promissory Note	11,600	—	—	11,290	11,290
4.55% Promissory Note	4,504	—	—	4,180	4,180
Total long-term debt	$184,910	$—	$224,909	$15,470	$240,379

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2023
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$168,230	$—	$215,114	$—	$215,114
4.25% Convertible Senior Notes	23,916	—	34,545	—	34,545
5.50% Promissory Note	11,707	—	—	11,512	11,512
4.55% Promissory Note	4,640	—	—	4,349	4,349
Total long-term debt	$208,493	$—	$249,659	$15,861	$265,520

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	June 30,	December 31,
	2024	2023
In-place leases (a)	2,220	2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (b)	314	314
Total, at cost	12,634	12,635
Less: accumulated amortization	(6,202)	(4,976)
Intangible assets, net	$6,432	$7,659

(a)
Amortization related to the Haines City property is expected to start in November 2024.
(b)
Fully amortized.

The remaining weighted-average amortization periods for the intangible assets as of June 30, 2024 are summarized in the table below:

In-place leases	18.2 years
Policy renewal rights - United	1.8 years

At June 30, 2024 and December 31, 2023, contingent liabilities related to renewal rights intangible assets were $371 and are included in other liabilities on the consolidated balance sheets.

Note 8 -- Other Assets

The following table summarizes the Company’s other assets:

	June 30,	December 31,
	2024	2023
Benefits receivable related to retrospective reinsurance contract	$58,275	$44,289
Reimbursement and fees receivable under TPA services	—	629
Prepaid expenses	4,296	2,882
Deposits	401	409
Lease acquisition costs, net	849	833
Other	1,663	1,323
Total other assets	$65,484	$50,365

During the three and six months ended June 30, 2024, the Company recognized credit loss expense of $351 related to the reimbursement and fees receivable under TPA services.

Note 9 -- Revolving Credit Facility

At June 30, 2024, the Company had $48,000 outstanding under the credit facility, which was used to partially fund the redemption of the TTIG Series A Preferred Stock held by Centerbridge Partners, L.P. (“Centerbridge”) on January 22, 2024. See Note 18 -- “Redeemable Noncontrolling Interest” for additional information. For the three months ended June 30, 2024 and 2023, interest expense was $892 and $23, respectively, including $15 and $22 of amortization of issuance costs, respectively. For the six months ended

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

June 30, 2024 and 2023, interest expense was $1,630 and $48, respectively, including $30 and $47 of amortization of issuance costs, respectively. At June 30, 2024, the Company was in compliance with all required covenants and had available borrowing capacity of $27,000.

Note 10 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	June 30,	December 31,
	2024	2023
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$172,500
4.25% Convertible Senior Notes, due March 1, 2037 (a)	—	23,916
4.55% Promissory Note, due through August 1, 2036	4,561	4,700
5.50% Promissory Note, due through July 1, 2033	11,790	11,906
Finance lease liabilities, due through October 15, 2024	1	2
Total principal amount	188,852	213,024
Less: unamortized issuance costs	(3,940)	(4,529)
Total long-term debt	$184,912	$208,495

(a)
Notes converted or redeemed during the first quarter of 2024

The following table summarizes future maturities of long-term debt as of June 30, 2024, which takes into consideration the assumption that the 4.75% Convertible Senior Notes are repurchased at their next earliest call date:

Due in 12 months following June 30,
2024	$530
2025	556
2026	585
2027	173,114
2028	646
Thereafter	13,421
Total	$188,852

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest Expense:
Contractual interest	$2,264	$2,367	$4,382	$4,864
Non-cash expense (b)	296	277	589	556
Total	$2,560	$2,644	$4,971	$5,420

(b)
Includes amortization of debt issuance costs.

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

The effective interest rate for the 4.75% Convertible Senior Notes, taking into account both cash and non-cash components, approximates 5.6%. Had a 20-year term been used for the amortization of the issuance costs of the 4.75% Convertible Senior Notes, the annual effective interest rate charged to earnings would have decreased to approximately 5.0%. As of June 30, 2024, the remaining amortization period of the debt issuance costs was expected to be 2.92 years.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Premiums Written:
Direct	$284,289	$179,983	$496,184	$387,406
Assumed	22,613	—	65,704	(7,569)
Gross written	306,902	179,983	561,888	379,837
Ceded	(76,713)	(66,390)	(144,819)	(136,899)
Net premiums written	$230,189	$113,593	$417,069	$242,938
Premiums Earned:
Direct	$201,791	$181,946	$391,466	$354,851
Assumed	61,770	—	128,739	7,163
Gross earned	263,561	181,946	520,205	362,014
Ceded	(76,713)	(66,390)	(144,819)	(136,899)
Net premiums earned	$186,848	$115,556	$375,386	$225,115

During the three and six months ended June 30, 2024, the Company recognized ceded losses of $2,672 in each period as reductions in losses and loss adjustment expenses. During the three and six months ended June 30, 2023, the Company recognized ceded losses of $1,109 and $3,860, respectively, as reductions in losses and loss adjustment expenses. At June 30, 2024 and December 31, 2023, there were 44 and 33 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at June 30, 2024 and December 31, 2023 were $303,162 and $350,294, respectively. Approximately 71.4% of the reinsurance recoverable balance at June 30, 2024 was receivable from six reinsurers. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $3 and $52 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, the Company recognized decreases in credit loss expense of $101 and $102, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $66 and $118 at June 30, 2024 and December 31, 2023, respectively.

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. For the three and six months ended June 30, 2024, the Company recognized reductions in premiums ceded of $6,993 and $13,986, respectively, related to these adjustments in the consolidated statements of income. For the three and six months ended June 30, 2023, the Company recognized reductions in premiums ceded of $6,993 and $13,986, respectively. See Note 21 -- “Commitments and Contingencies” for additional information.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At June 30, 2024 and December 31, 2023, other assets included $58,275 and $44,289, respectively, of amounts receivable pursuant to retrospective provisions. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer with a good credit rating and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition.

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

At June 30, 2024 and December 31, 2023, the Company had a net balance of $582 due to United related to the Northeast Region, representing ceding commission payable.

For the three and six months ended June 30, 2023, $0 and $7,569, respectively, of assumed premiums written related to the Southeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in the Southeast Region. At June 30, 2024, the Company had a net balance of $1,438 due to United related to the Southeast Region, consisting of premiums payable of $1,712 offset by ceding commission receivable of $274. At December 31, 2023, the Company had a net balance of $4,203 due to United related to the Southeast Region, consisting of premiums payable of $1,712 and payable on paid losses and loss adjustment expenses of $2,765, offset by ceding commission receivable of $274.

At June 30, 2024, the Company had a net amount due to United of $2,020 and funds withheld for assumed business in trust accounts totaling $14,353 for the benefit of policies assumed from United. The Company ceased providing TPA services to United in March 2023. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

At June 30, 2024 and December 31, 2023, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $14,353 and $30,087, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Citizens Assumption

Assumed premiums written related to Citizens policies were $22,613 and $65,704 for the three and six months ended June 30, 2024, respectively, in comparison with $0 for the three and six months ended June 30, 2023.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net balance, beginning of period*	$273,425	$246,051	$254,351	$246,546
Incurred, net of reinsurance, related to:
Current period	73,506	60,968	153,428	117,666
Prior periods	4,818	922	4,818	4,789
Total incurred, net of reinsurance	78,324	61,890	158,246	122,455
Paid, net of reinsurance, related to:
Current period	(31,771)	(27,105)	(49,560)	(38,215)
Prior periods	(28,193)	(37,250)	(71,252)	(87,200)
Total paid, net of reinsurance	(59,964)	(64,355)	(120,812)	(125,415)
Net balance, end of period	291,785	243,586	291,785	243,586
Add: reinsurance recoverable before allowance for credit losses	279,861	505,369	279,861	505,369
Gross balance, end of period	$571,646	$748,955	$571,646	$748,955

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three and six months ended June 30, 2024, the Company recognized losses related to prior periods of $4,818 in each period, primarily to increase reserves in response to litigation. Losses and LAE for the three and six months ended June 30, 2024 included net estimated losses of approximately $16,782 and $38,460, respectively, related to Citizens policies assumed. Excluding Citizens-related losses, lower losses and LAE for the three and six months ended June 30, 2024 primarily resulted from a decrease in claims and litigation related to Florida policies.

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

HCI is required to assess whether it has a controlling financial interest in CORE. A controlling financial interest exists if an entity has both: 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. Under U.S. GAAP, an entity meeting these requirements is considered to be the primary beneficiary of a VIE and is required to consolidate the VIE. Since in the judgment of management, HCI meets these requirements via the management and service agreements and the subordinated surplus note, HCI is required to consolidate CORE.

Further, as HCI has no equity at risk, CORE’s equity and results of operations are included in noncontrolling interests. In the event of dissolution, subscribers will participate in the distribution of any remaining equity without being liable for any shortfall in CORE's equity.

CORE’s assets are legally restricted for the purpose of fulfilling obligations specific to CORE. The creditors of CORE have no legal right to pursue additional sources of payment from the Company. The following table summarizes the assets and liabilities related to CORE, a consolidated VIE, which are included in the accompanying consolidated balance sheets:

	June 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$48,109	$24,635
Restricted cash	302	300
Income taxes receivable	2,820	—
Premiums receivable	3,792	—
Assumed premiums receivable	11,014	—
Prepaid reinsurance premium	6,512	—
Deferred policy acquisition costs	1,426	—
Other assets	504	65
Total assets	$74,479	$25,000
Liabilities:
Losses and loss adjustment expenses	$1,111	$—
Unearned premiums	39,093	—
Advance premiums	265	—
Ceded reinsurance premiums payable	796	—
Accrued expenses	1,128	—
Deferred income taxes, net	1,440	—
Other liabilities	165	—
Total liabilities	$43,998	$—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Segment Information

The Company identifies its operating divisions based on managerial emphasis, organizational structure and revenue source. The Company has five reportable segments: HCPCI insurance operations, TypTap Group, reciprocal exchange operations, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under TypTap Group and reciprocal exchange operations, are grouped together into one reportable segment under HCPCI insurance operations. The TypTap Group segment includes its property and casualty insurance operations, information technology operations and its management company’s activities. The reciprocal exchange segment represents the insurance operations of CORE, a consolidated VIE. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies and any other companies, such as CRM, that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the three months ended June 30, 2024 and 2023, revenues from the HCPCI insurance operations segment before intracompany elimination represented 57.3% and 65.1%, respectively, and revenues from the TypTap Group segment represented 37.2% and 33.4%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2024 and 2023, revenues from the HCPCI insurance operations segment before intracompany elimination represented 60.2% and 63.3%, respectively, and revenues from the TypTap Group segment represented 35.7% and 34.9%, respectively, of total revenues of all operating segments. At June 30, 2024 and December 31, 2023, HCPCI insurance operations’ total assets represented 54.9% and 55.3%, respectively, and TypTap Group’s total assets represented 32.0% and 33.6%, respectively, of the combined assets of all operating segments.

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

For Three Months Ended June 30, 2024	HCPCI Insurance Operations	TypTap Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$150,357	$107,055	$12,804	$—	$—	$(6,655)	$263,561
Premiums ceded	(46,828)	(30,271)	(6,269)	—	—	6,655	(76,713)
Net premiums earned	103,529	76,784	6,535	—	—	—	186,848
Net income from investment portfolio	7,087	5,008	139	—	3,975	1,417	17,626
Policy fee income	571	518	—	—	—	—	1,089
Other	3,689	3,556	9	5,834	3,611	(16,017)	682
Total revenue	114,876	85,866	6,683	5,834	7,586	(14,600)	206,245
Expenses:
Losses and loss adjustment expenses	37,856	38,790	1,605	—	—	73	78,324
Amortization of deferred policy acquisition costs	11,017	10,846	88	—	—	—	21,951
Other policy acquisition expenses	609	514	1,805	—	—	(1,427)	1,501
Stock-based compensation expense	319	656	—	—	1,401	—	2,376
Interest expense	—	1,806	559	221	3,231	(2,365)	3,452
Depreciation and amortization	139	1,130	—	418	162	(285)	1,564
Personnel and other operating expenses	14,457	10,210	52	1,629	4,140	(9,437)	21,051
Total expenses	64,397	63,952	4,109	2,268	8,934	(13,441)	130,219
Income (loss) before income taxes (d)	$50,479	$21,914	$2,574	$3,566	$(1,348)	$(1,159)	$76,026
Total revenue from non-affiliates (e)	$105,143	$89,947	$7,895	$4,992	$2,265
Gross premiums written	$191,774	$79,093	$36,035

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations and management fees for attorney-in-fact services.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $143,702 from HCPCI and $6,655 from a reinsurance company.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions between the reciprocal exchange operations and the AIF operations. The reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while the AIF operations recognize service fee revenues according to U.S. GAAP revenue recognition standards. Although both service fee expenses and revenues are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended June 30, 2023	HCPCI Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$101,790	$85,071	$—	$—	$(4,915)	$181,946
Premiums ceded	(40,453)	(30,848)	—	—	4,911	(66,390)
Net premiums earned	61,337	54,223	—	—	(4)	115,556
Net income from investment portfolio	4,393	3,602	—	1,627	(161)	9,461
Policy fee income	551	918	—	—	—	1,469
Other	3,717	1,190	2,132	677	(6,875)	841
Total revenue	69,998	59,933	2,132	2,304	(7,040)	127,327
Expenses:
Losses and loss adjustment expenses	27,653	34,937	—	—	(700)	61,890
Amortization of deferred policy acquisition costs	10,000	11,422	—	—	—	21,422
Other policy acquisition expenses	617	597	—	—	(18)	1,196
Stock-based compensation expense	498	658	—	711	—	1,867
Interest expense	—	430	67	2,600	(430)	2,667
Depreciation and amortization	141	1,030	326	204	(236)	1,465
Personnel and other operating expenses	8,916	9,938	1,501	1,855	(5,656)	16,554
Total expenses	47,825	59,012	1,894	5,370	(7,040)	107,061
Income (loss) before income taxes	$22,173	$921	$238	$(3,066)	$—	$20,266
Total revenue from non-affiliates (d)	$62,240	$67,411	$1,325	$1,735
Gross premiums written	$140,545	$39,438

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $96,875 from HCPCI and $4,915 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Six Months Ended June 30, 2024	HCPCI Insurance Operations	TypTap Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$305,739	$210,803	$16,429	$—	$—	$(12,766)	$520,205
Premiums ceded	(90,154)	(58,944)	(8,487)	—	—	12,766	(144,819)
Net premiums earned	215,585	151,859	7,942	—	—	—	375,386
Net income from investment portfolio	15,315	9,551	195	—	8,669	598	34,328
Policy fee income	1,075	1,033	—	—	—	—	2,108
Other	7,227	5,051	9	9,281	4,641	(25,172)	1,037
Total revenue	239,202	167,494	8,146	9,281	13,310	(24,574)	412,859
Expenses:
Losses and loss adjustment expenses	76,870	79,343	2,873	—	—	(840)	158,246
Amortization of deferred policy acquisition costs	21,153	21,641	88	—	—	—	42,882
Other policy acquisition expenses	1,188	1,033	2,351	—	—	(1,863)	2,709
Stock-based compensation expense	688	1,357	—	—	1,913	—	3,958
Interest expense	—	3,306	1,371	444	6,157	(4,677)	6,601
Depreciation and amortization	277	2,218	—	798	322	(561)	3,054
Personnel and other operating expenses	26,205	20,180	106	3,063	7,873	(15,474)	41,953
Total expenses	126,381	129,078	6,789	4,305	16,265	(23,415)	259,403
Income (loss) before income taxes (d)	$112,821	$38,416	$1,357	$4,976	$(2,955)	$(1,159)	$153,456
Total revenue from non-affiliates (e)	$220,099	$178,030	$9,811	$7,598	$6,350
Gross premiums written	$283,649	$222,717	$55,522

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations and management fees for attorney-in-fact services.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $292,973 from HCPCI and $12,766 from a reinsurance company.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions between the reciprocal exchange operations and the AIF operations. The reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while the AIF operations recognize service fee revenues according to U.S. GAAP revenue recognition standards. Although both service fee expenses and revenues are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Six Months Ended June 30, 2023	HCPCI Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$198,781	$172,683	$—	$—	$(9,450)	$362,014
Premiums ceded	(80,648)	(65,671)	—	—	9,420	(136,899)
Net premiums earned	118,133	107,012	—	—	(30)	225,115
Net income from investment portfolio	7,347	6,981	—	3,527	8,701	26,556
Gain from sales of real estate investments	—	—	8,936	—	(8,936)	—
Policy fee income	1,114	1,445	—	—	—	2,559
Other	8,370	2,833	5,055	1,272	(15,404)	2,126
Total revenue	134,964	118,271	13,991	4,799	(15,669)	256,356
Expenses:
Losses and loss adjustment expenses	56,435	67,993	—	—	(1,973)	122,455
Amortization of deferred policy acquisition costs	19,621	23,285	—	—	—	42,906
Other policy acquisition expenses	1,272	1,208	—	—	(48)	2,432
Stock-based compensation expense	994	1,487	—	1,492	—	3,973
Interest expense	—	861	270	5,198	(861)	5,468
Depreciation and amortization	280	1,986	953	406	(773)	2,852
Loss on extinguishment of debt	—	—	177	—	(177)	—
Personnel and other operating expenses	18,835	19,371	3,055	3,444	(11,837)	32,868
Total expenses	97,437	116,191	4,455	10,540	(15,669)	212,954
Income (loss) before income taxes	$37,527	$2,080	$9,536	$(5,741)	$—	$43,402
Total revenue from non-affiliates (d)	$119,169	$128,697	$12,376	$3,661
Gross premiums written	$225,698	$154,139

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations.
(c)
Gross premiums earned under HCPCI Insurance Operations consist of $189,331 from HCPCI and $9,450 from a reinsurance company.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	June 30,	December 31,
	2024	2023
Segments:
HCPCI Insurance Operations	$1,021,739	$933,116
TypTap Group	665,767	623,366
Reciprocal Exchange Operations	79,756	25,000
Real Estate Operations	136,895	132,257
Corporate and Other	324,136	233,952
Consolidation and Elimination	(316,912)	(136,375)
Total assets	$1,911,381	$1,811,316

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	June 30,	December 31,
	2024	2023
Operating leases:
ROU assets	$1,296	$1,407
Liabilities	$1,305	$1,408
Finance leases:
ROU assets	$—	$1
Liabilities	$1	$2

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	36 to 63 months	Yes	(a)
Office space	5 to 9 years	Yes	(a), (b)
Finance lease:
Office equipment	3.25 years	Not applicable	(c)

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.
(c)
There is a bargain purchase option.

As of June 30, 2024, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance
Due in 12 months following June 30,
2024	$289	$1
2025	299	—
2026	308	—
2027	303	—
2028	123	—
Thereafter	190	—
Total lease payments	1,512	1
Less: interest	207	—
Total lease obligations	$1,305	$1

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$—	$4	$—	$8
Operating lease costs*	76	77	145	129
Short-term lease costs*	83	74	175	167
Total lease costs	$159	$155	$320	$304
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases			$142	$73
Financing cash flows – finance leases			$1	$7

	June 30,
	2024
Weighted-average remaining lease term:
Finance leases (in years)	0.3
Operating leases (in years)	5.1
Weighted-average discount rate:
Finance leases (%)	2.4%
Operating leases (%)	6.0%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms
Class of Assets	Initial Term	Option	and Conditions
Operating lease:
Office space	1 to 3 years	Yes	(d)
Retail space	3 to 20 years	Yes	(d)
Boat docks/wet slips	1 to 12 months	Yes	(d)

(d)
There are no purchase options.

Note 16 -- Income Taxes

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2023, management concluded, based on the evaluation of the positive and negative evidence, that is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance on the Company’s deferred tax assets is required. The Company evaluates the realizability of its deferred tax assets each quarter, and as of June 30, 2024, based on all of the available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During the three months ended June 30, 2024 and 2023, the Company recorded income tax expenses of $18,927 and $5,384, respectively, resulting in effective tax rates of 24.9% and 26.6%, respectively. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to the recognition of tax benefits related to restricted stock that vested in February and May 2024.

During the six months ended June 30, 2024 and 2023, the Company recorded approximately $39,401 and $10,727, respectively, resulting in effective tax rates of 25.7% and 24.7%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to a lower prior year effective tax rate resulting from the release of the valuation allowance during 2023. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain non-deductible and tax-exempt items.

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$57,099			$14,882
Less: Net income attributable to redeemable noncontrolling interests	—			(2,337)
Less: Net income attributable to noncontrolling interests	(3,023)			(102)
Net income attributable to HCI	54,076			12,443
Less: Income attributable to participating securities	(2,052)			(427)
Basic Earnings Per Share:
Income allocated to common stockholders	52,024	10,041	$5.18	12,016	8,302	$1.45
Effect of Dilutive Securities:
Stock options	—	298		—	74
Convertible senior notes	1,753	2,142		1,924	2,538
Warrants	—	215		—	7
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$53,777	12,696	$4.24	$13,940	10,921	$1.28

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

(a)
Shares in thousands.

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$114,055			$32,675
Less: Net income attributable to redeemable noncontrolling interests	(10,149)			(4,661)
Less: Net income attributable to noncontrolling interests	(2,219)			(233)
Net income attributable to HCI	101,687			27,781
Less: Income attributable to participating securities	(3,243)			(985)
Basic Earnings Per Share:
Income allocated to common stockholders	98,444	9,897	$9.95	26,796	8,290	$3.23
Effect of Dilutive Securities: *
Stock options	—	290		—	58
Convertible senior notes	3,393	2,212		3,844	2,538
Warrants	—	262		—	—
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$101,837	12,661	$8.04	$30,640	10,886	$2.81

(a)
Shares in thousands.

* For the six months ended June 30, 2023, warrants were excluded due to anti-dilutive effect.

Note 18 -- Redeemable Noncontrolling Interests

The following table summarizes the redeemable noncontrolling interest balances at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
TTIG - Series A Preferred Stock	$—	$96,160
Subscriber surplus contribution	791	—
'Total redeemable noncontrolling interests	$791	$96,160

TTIG - Series A Preferred Stock

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of TTIG Series A Preferred Stock during the six months ended June 30, 2024 and 2023:

	2024	2023
Balance at January 1	$96,160	$93,553
Increase (decrease):
Accrued cash dividends	424	1,637
Accretion - increasing dividend rates	111	687
Adjustment to maximum redemption value	6,228	—
Dividends paid	(2,923)	(3,012)
Redemption	(100,000)	—
Balance at March 31	$—	$92,865
Increase (decrease):
Accrued cash dividends	—	1,875
Accretion - increasing dividend rates	—	462
Balance at June 30	$—	$95,202

For the three months ended June 30, 2024, net income attributable to redeemable noncontrolling interest was $0, compared with $2,337 for the three months ended June 30, 2023, consisting of accrued cash dividends of $1,875 and accretion related to increasing dividend rates of $462. For the six months ended June 30, 2024, net income attributable to redeemable noncontrolling interest was $10,149, consisting of accrued cash dividends of $424, accretion related to increasing dividend rates of $111, an adjustment to maximum redemption value of $6,228, and a deemed dividend resulting from warrant modifications of $3,386. For the six months ended June 30, 2023, net income attributable to redeemable noncontrolling interest was $4,661, consisting of accrued cash dividends $3,512 and accretion related to increasing dividend rates $1,149.

CORE - Subscriber Surplus Contribution

Subscriber surplus contributions in redeemable noncontrolling interests represent a refundable portion of the surplus contributions received from CORE policyholders.

The following table summarizes the activity of the subscriber surplus contribution during the six months ended June 30, 2024 and 2023:

	2024	2023
Balance at January 1	$—	$—
Cash contribution	—	—
Return of contribution	—	—
Noncash reclassification	—	—
Balance at March 31	—	—
Cash contribution	864	—
Return of contribution	—	—
Noncash reclassification	(73)	—
Balance at June 30	$791	$—

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

On April 24, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on June 21, 2024 to stockholders of record on May 17, 2024.

Warrants

In connection with the redemption of the TTIG Series A Preferred Stock held by Centerbridge in January 2024, HCI, for the benefit of TTIG, extended the expiration dates of 450,000 of the underlying warrant shares, which will now expire in 150,000 share increments on December 31, 2026, December 31, 2027, and December 31, 2028. The remaining 300,000 share warrants retained their original expiration date of February 26, 2025 and were exercised on March 11, 2024 through a cashless transaction. The warrant modifications resulted in a $3,386 increase in the fair value of the warrants, which is recorded as a deemed dividend by decreasing retained income and increasing additional paid-in capital. The amount of deemed dividend is included in net income attributable to redeemable noncontrolling interest which is subtracted from net income when calculating net income available to common stockholders

At June 30, 2024, there were warrants outstanding and exercisable, held by Centerbridge, to purchase 450,000 shares of HCI common stock at an exercise price of $54.40. The warrants expire in 150,000 share increments on December 31, 2026, December 31, 2027, and December 31, 2028.

Noncontrolling Interests

TTIG

During the three and six months ended June 30, 2024, TTIG repurchased and retired a total of 23,071 and 45,858 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the three and six months ended June 30, 2024 was $49 and $82, respectively. During the three and six months ended June 30, 2023, TTIG repurchased and retired a total of 28,700 and 62,808 shares, respectively, of its common stock. The total cost of purchasing noncontrolling interests during the three and six months ended June 30, 2023 was $39 and $237, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In addition, TTIG repurchased and retired a total of 6,830 shares of its common stock from former TTIG employees for a total cost of $12 for the three and six months ended June 30, 2024. The total cost included the fair value of TTIG common stock and a $2 inducement cost for the purpose of curtailing the spread of share ownership.

At June 30, 2024, there were 80,292,834 shares of TTIG’s common stock outstanding, of which 5,292,834 shares were not owned by HCI.

CORE

As described in Note 13 -- “Variable Interest Entity,” the Company has no equity interest at risk in CORE and CORE receives surplus contributions from its subscribers in addition to policy premiums. The surplus contribution is payable to CORE on or prior to the initial effective date of coverage and on or prior to the effective date of all endorsements generating an additional premium. CORE wrote 81 policies during the three and six months ended June 30, 2024.

Note 20 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At June 30, 2024, there were 761,406 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six months ended June 30, 2024 and 2023 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2024	590,000	$51.54	5.9 years	$21,156
Outstanding at March 31, 2024	590,000	$51.54	5.6 years	$38,077
Outstanding at June 30, 2024	590,000	$51.54	5.4 years	$23,970
Exercisable at June 30, 2024	590,000	$51.54	5.4 years	$23,970

Outstanding at January 1, 2023	440,000	$45.25	5.6 years	$—
Outstanding at March 31, 2023	440,000	$45.25	5.3 years	$3,146
Outstanding at June 30, 2023	440,000	$45.25	5.1 years	$7,863
Exercisable at June 30, 2023	412,500	$45.07	5.0 years	$7,447

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

There were no options exercised during the three and six months ended June 30, 2024 and 2023. For the three months ended June 30, 2024 and 2023, the Company recognized $0 and $76, respectively, of compensation expense related to stock options which is included in general and administrative personnel expenses. For the six months ended June 30, 2024 and 2023, the Company recognized $14 and $166, respectively, of compensation expense. There were no deferred tax benefits related to stock options recognized for the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, there was $0 and $14, respectively, of unrecognized compensation expense related to nonvested stock options.

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

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2024 and 2023 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2024	271,417	$37.12
Vested	(29,690)	$56.05
Forfeited	(200)	$51.87
Nonvested at March 31, 2024	241,527	$34.78
Granted	204,500	$79.33
Vested	(19,637)	$48.17
Forfeited	(3,500)	$34.58
Nonvested at June 30, 2024	422,890	$55.70

Nonvested at January 1, 2023	342,459	$39.86
Granted	6,000	$51.76
Vested	(40,352)	$54.83
Forfeited	(2,125)	$40.33
Nonvested at March 31, 2023	305,982	$38.11
Granted	7,000	$58.52
Vested	(34,689)	$45.56
Forfeited	(295)	$55.41
Nonvested at June 30, 2023	277,998	$37.68

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $1,720 and $1,133 for the three months ended June 30, 2024 and 2023, respectively, and $2,587 and $2,320 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, there was approximately $17,547, and $4,043, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.8 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Deferred tax benefits recognized	$61	$254	$160	$517
Tax benefits realized for restricted stock and paid dividends	$543	$521	$1,054	$820
Fair value of vested restricted stock	$946	$1,580	$2,610	$3,793

Subsidiary Equity Plan

For the three months ended June 30, 2024 and 2023, TypTap Group recognized compensation expense related to its stock-based awards of $656 and $658, respectively. For the six months ended June 30, 2024 and 2023, TypTap Group recognized compensation expense related to its stock-based awards of $1,357 and $1,487, respectively. At June 30, 2024 and December 31, 2023, there was $3,022 and $4,438, respectively, of unrecognized compensation expense related to nonvested subsidiary restricted stock and stock options.

Note 21 -- Commitments and Contingencies

Capital Commitments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At June 30, 2024, there was an aggregate unfunded balance of $3,353.

FIGA Assessments

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of June 30, 2024, the FIGA assessments payable by the Company were $2,378.

Note 22 -- Related Party Transactions

HCPCI and TypTap have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participates as a subscribing reinsurer. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s chairman of its board of directors and chief executive officer and is an investor in that company. Under the contracts, Oxbridge agrees to indemnify HCPCI and TypTap for a portion of reinstatement premium which HCPCI or TypTap pays or becomes liable to pay to reinstate reinsurance protection. The $1,099 premium is paid over four

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

installments, each of which is to be deposited into a trust account in order to fully collateralize Oxbridge’s obligations. Trust assets may be withdrawn by HCPCI and TypTap or the trust beneficiaries in the event amounts are due under the 2024-2025 RPP contracts.

Note 23 -- Subsequent Events

On July 1, 2024, HCI entered into a Stock Purchase Agreement (“Purchase Agreement”) with TTIG, its majority-owned subsidiary. Pursuant to the Purchase Agreement, TTIG transferred to HCI 2,500,000 shares of TypTap Insurance Company (“TTIC”)’s $1.00 par value common stock which represented all of the issued and outstanding capital stock of TTIC. In exchange, HCI agreed to consider three promissory notes issued by TTIG, totaling $117,994 in principal, as fully repaid with the exception of a 2.00% promissory note due June 1, 2025. This promissory note will remain in effect with its principal balance reduced from $40,000 to $2,994. As there was no change in control, the purchase was accounted for as a common control transaction. The net assets of TTIC were derecognized by TTIG and recognized by HCI at their carrying amounts on the date of the purchase. The difference between the consideration transferred and the carrying amounts of the net assets was recognized in equity. Further, the sale triggers a change in control clause within TTIG’s equity incentive plan, causing all unvested stock-based awards to vest immediately except for TTIG restricted stock and stock options issued to Paresh Patel who is also the Chief Executive Officer of HCI. The expense from immediate vesting approximated $1,087.

On July 3, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 20, 2024 to stockholders of record on August 16, 2024.

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
TypTap Group
▪
Property and casualty insurance
▪
Information technology
c)
Reciprocal Exchange Operations
d)
Real Estate Operations
e)
Other Operations
▪
Holding company operations

For the three months ended June 30, 2024 and 2023, revenues from HCPCI insurance operations before intracompany elimination represented 57.3% and 65.1%, respectively, and revenues from TypTap Group represented 37.2% and 33.4%, respectively, of total revenues of all operating segments. For the six months ended June 30, 2024 and 2023, revenues from HCPCI insurance operations before intracompany elimination represented 60.2% and 63.3%, respectively, and revenues from TypTap Group represented 35.7% and 34.9%, respectively, of total revenues of all operating segments. At June 30, 2024 and December 31, 2023, HCPCI insurance operations’ total assets represented 54.9% and 55.3%, respectively, and TypTap Group’s total assets represented 32.0% and 33.6%, respectively, of the combined assets of all operating segments. See Note 14 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Reinsurance and other auxiliary operations

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”). We selectively retain risk in Claddaugh, reducing the cost of third-party reinsurance. Claddaugh fully collateralizes its exposure to HCPCI, TypTap, and CORE by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts, however Claddaugh did not enter into any retrocession contracts for the 2024-2025 treaty year. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations also include claim adjusting and processing services.

TypTap Group

TypTap Insurance Group, Inc. (“TTIG”), our majority-owned subsidiary, currently has five subsidiaries: TypTap Insurance Company (“TypTap”), TypTap Management Company, Exzeo USA, Inc., Dark Horse Re, LLC (“Dark Horse”), and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTIG is primarily engaged in the property and casualty insurance business and uses internally developed software technologies to drive efficiency in claim processing and claims settlements, identify profitable underwriting opportunities, generate savings and streamline operations across its insurance operations. In addition, software is also used to analyze potential and current properties based on statistical models for catastrophic events, allowing us to pursue the optimal candidates for insurance coverage. Dark Horse is a recently formed subsidiary that specializes in providing expert reinsurance brokerage services.

Property and Casualty Insurance

TypTap, TTIG’s insurance subsidiary, has been the primary source of our organic growth in gross written premium. TypTap’s policies in force have increased from 6,721 in January 2018 to 97,004 at June 30, 2024. TypTap has been successful in using internally developed proprietary technology to underwrite, select and write policies efficiently. Since TypTap began applying for approval to offer homeowners coverage in states outside of Florida in October 2020, TypTap has received approvals from 31 states.

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

Real Estate Operations

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations. Properties used in operations consist of two Tampa office buildings and an insurance operations site in Ocala, Florida. Our investment properties include retail shopping centers, two marinas, undeveloped land in Tampa and land under development in Haines City, Florida.

Other Operations

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Recent Events

On July 1, 2024, HCI entered into a Stock Purchase Agreement (“Purchase Agreement”) with TTIG, its majority-owned subsidiary. Pursuant to the Purchase Agreement, TTIG transferred to HCI 2,500,000 shares of TypTap Insurance Company (“TTIC”)’s $1.00 par value common stock which represented all of the issued and outstanding capital stock of TTIC. In exchange, HCI agreed to consider three promissory notes issued by TTIG, totaling $117,994,000 in principal, as fully repaid with the exception of a 2.00% promissory note due June 1, 2025. This promissory note will remain in effect with its principal balance reduced from $40,000,000 to $2,994,000. As there was no change in control, the purchase was accounted for as a common control transaction. The net assets of TTIC were derecognized by TTIG and recognized by HCI at their carrying amounts on the date of the purchase. The difference between the consideration transferred and the carrying amounts of the net assets was recognized in equity. Further, the sale triggers a change in control clause within TTIG’s equity incentive plan, causing all unvested stock-based awards to vest immediately except for TTIG restricted stock and stock options issued to Paresh Patel who is also the Chief Executive Officer of HCI. The expense from immediate vesting approximated $1,087,000.

On July 3, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 20, 2024 to stockholders of record on August 16, 2024.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Gross premiums earned	$263,561	$181,946	$520,205	$362,014
Premiums ceded	(76,713)	(66,390)	(144,819)	(136,899)
Net premiums earned	186,848	115,556	375,386	225,115
Net investment income	16,881	8,794	30,948	26,509
Net realized investment gains (losses)	212	(230)	212	(1,379)
Net unrealized investment gains	533	897	3,168	1,426
Policy fee income	1,089	1,469	2,108	2,559
Other income	682	841	1,037	2,126
Total revenue	206,245	127,327	412,859	256,356
Expenses
Losses and loss adjustment expenses	78,324	61,890	158,246	122,455
Policy acquisition and other underwriting expenses	23,452	22,618	45,591	45,338
General and administrative personnel expenses	17,471	14,272	33,745	27,774
Interest expense	3,452	2,667	6,601	5,468
Other operating expenses	7,520	5,614	15,220	11,919
Total expenses	130,219	107,061	259,403	212,954
Income before income taxes	76,026	20,266	153,456	43,402
Income tax expense	18,927	5,384	39,401	10,727
Net income	57,099	14,882	114,055	32,675
Net income attributable to noncontrolling interests	(3,023)	(2,439)	(12,368)	(4,894)
Net income after noncontrolling interests	$54,076	$12,443	$101,687	$27,781
Ratios to Net Premiums Earned:
Loss Ratio	41.92%	53.56%	42.16%	54.40%
Expense Ratio (excluding interest expense)	25.93%	36.78%	25.19%	37.77%
Combined Ratio (excluding interest expense)	67.85%	90.34%	67.35%	92.17%
Ratios to Gross Premiums Earned:
Loss Ratio	29.72%	34.02%	30.42%	33.83%
Expense Ratio (excluding interest expense)	18.38%	23.36%	18.18%	23.49%
Combined Ratio (excluding interest expense)	48.10%	57.38%	48.60%	57.31%
Earnings (Loss) Per Share Data:
Basic	$5.18	$1.45	$9.95	$3.23
Diluted	$4.24	$1.28	$8.04	$2.81

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Our results of operations for the three months ended June 30, 2024 reflect net income of approximately $57,099,000 or $4.24 diluted earnings per share, compared with net income of approximately $14,882,000 or $1.28 diluted earnings per share, for the three months ended June 30, 2023. The quarter-over-quarter increase was primarily due to a $71,292,0000 increase in net premiums earned and a $8,165,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses), offset by a $16,434,000 increase in losses and loss adjustment expenses and a $3,199,000 increase in general and administrative personnel expenses.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended June 30, 2024 and 2023 were approximately $263,561,000 and $181,946,000, respectively. The $81,615,000 increase was primarily attributable to the policies assumed from Citizens and some impact from premium rate increases. Gross premiums earned from policies assumed were $61,770,000 for the three months ended June 30, 2024 compared with $0 for the three months ended June 30, 2023. HCPCI gross premiums earned were $150,357,000 for the three months ended June 30, 2024 compared with $96,875,000 for the three months ended June 30, 2023. TypTap Group’s gross premiums earned were $107,055,000 compared with $85,071,000 for the same comparative period in 2023. Gross premiums earned from reciprocal exchange operations were $12,804,000 for the three months ended June 30, 2024 as opposed to $0 for the three months ended June 30, 2023.

Premiums Ceded for the three months ended June 30, 2024 and 2023 were approximately $76,713,000 and $66,390,000, respectively, representing 29.1% and 36.5%, respectively, of gross premiums earned. The $10,323,000 increase was primarily attributable to increased reinsurance coverage due to growth in the number of policies in force and total insured value.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts. For each of the three months ended June 30, 2024 and 2023, premiums ceded included a decrease of $6,993,000 related to retrospective provisions. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended June 30, 2024 and 2023 totaled approximately $230,189,000 and $113,593,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2024 primarily resulted from an increase in premiums written resulting from increased policies in force, offset by increased premiums ceded to reinsurers as described above. We had approximately 242,500 policies in force at June 30, 2024 as compared with approximately 200,000 policies in force at June 30, 2023.

Net Premiums Earned for the three months ended June 30, 2024 and 2023 were approximately $186,848,000 and $115,556,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended
	June 30,
	2024	2023
Net Premiums Written	$230,189	$113,593
(Increase) Decrease in Unearned Premiums	(43,341)	1,963
Net Premiums Earned	$186,848	$115,556

Net Investment Income for the three months ended June 30, 2024 and 2023 was approximately $16,881,000 and $8,794,000, respectively. The $8,087,000 increase was attributable to a $4,556,000 increase in interest income from cash, cash equivalents, and available-for-sale fixed-maturity securities and a $3,513,000 increase in income from real estate investments, offset by a $98,000 decrease in income from limited partnership investments. See Net Investment Income under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $78,324,000 and $61,890,000 for the three months ended June 30, 2024 and 2023, respectively. The losses and loss adjustment expenses of HCPCI Insurance Operations were $37,856,000 and $27,653,000 for the three months ended June 30, 2024 and 2023, respectively. The increase was attributable to a higher number of policies in force, offset by lower claims and litigation frequency related to Florida policies. Losses and loss adjustment expenses for TypTap Group were $38,790,000 compared with $34,937,000 for the same comparative period. The increase was attributable to higher number of policies in force, offset by lower claims and litigation frequency related to Florida policies. Losses and loss adjustment expenses for reciprocal exchange operations were $1,605,000 for the three months ended June 30, 2024, resulting from the policies assumed from Citizens during 2024. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2024 and 2023 were approximately $23,452,000 and $22,618,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. Policy acquisition and other underwriting expenses for HCPCI Insurance Operations were $11,626,000 for the three months ended June 30, 2024 compared with $10,617,000 for the three months ended June 30, 2023. The increase in amortized costs was primarily due to an increase in premiums in force. TypTap Group’s policy acquisition and other underwriting expenses were $11,360,000 compared with $12,019,000 for the same comparative period, with the decrease due to higher amortized costs attributable to the accelerated transition of United policies during 2023, and lower policy acquisition costs in Florida resulting from lower commissions. Policy acquisition and other underwriting expenses, net of intercompany transactions, for reciprocal exchange operations were $484,000 for the three months ended June 30, 2024, primarily resulting from the policies assumed from Citizens during 2024

General and Administrative Personnel Expenses for the three months ended June 30, 2024 and 2023 were approximately $17,471,000 and $14,272,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter increase of $3,199,000 was primarily attributable to lower payroll costs recoverable from reinsurers, decreased capitalized payroll costs for software development, and an increase in stock-based compensation expense related to the restricted stock awarded in April 2024.

Interest Expense for the three months ended June 30, 2024 and 2023 was approximately $3,452,000 and $2,667,000, respectively. The increase was primarily attributable to interest expense related to the revolving credit facility, partially offset by decreased interest expense resulting from the conversion and redemption of the 4.25% Convertible Senior Notes in March 2024.

Income Tax Expense for the three months ended June 30, 2024 and 2023 was approximately $18,927,000 and $5,384,000, respectively, for state, federal, and foreign income taxes, resulting in effective tax rates of 24.9% and 26.6%, respectively. The decrease in the effective tax rate was primarily attributable to the recognition of tax benefits related to restricted stock that vested in February and May 2024.

Ratios:

The loss ratio applicable to the three months ended June 30, 2024 (losses and loss adjustment expenses incurred related to net premiums earned) was 41.9% compared with 53.5% for the three months ended June 30, 2023. The decrease was primarily attributable to the increase in net premiums earned, offset in part by the increase in losses and loss adjustment expenses.

The expense ratio applicable to the three months ended June 30, 2024 (defined as total expenses excluding losses and loss adjustment expenses and interest expense related to net premiums earned) was 25.9% compared with 36.8% for the three months ended June 30, 2023. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned, offset in part by the increase in general and administrative personnel expenses and the increase in other operating expenses.

The combined ratio (total of all expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2024 was 67.8% compared with 90.3% for the three months ended June 30, 2023. The decrease in 2024 was attributable to the factors described above.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Our results of operations for the six months ended June 30, 2024 reflect net income of approximately $114,055,000 or $8.04 diluted earnings per share, compared with net income of approximately $32,675,000 or $2.81 diluted earnings per share, for the six months ended June 30, 2023. The period-over-period increase was primarily due to a $150,271,000 increase in net premiums earned and a $7,772,000 increase in income from our investment portfolio, offset by a $35,791,000 increase in losses and loss adjustment expense, a $5,971,000 increase in general and administrative personnel expenses, and a $3,301,000 increase in other operating expenses.

Revenue

Gross Premiums Earned on a consolidated basis for the six months ended June 30, 2024 and 2023 were approximately $520,205,000 and $362,014,000, respectively. The $158,191,000 increase was primarily attributable to the policies assumed from Citizens and some impact from premium rate increases. Gross premiums earned from insurance policies assumed were $128,739,000 for the six months ended June 30, 2024 compared with $7,163,000 for the six months ended June 30, 2023. HCPCI gross premiums earned were $305,739,000 for the six months ended June 30, 2024 compared with $189,331,000 for the six months ended June 30, 2023. TypTap Group’s gross premiums earned were $210,803,000 compared with $172,683,000 for the same comparative period in 2023. Gross premiums earned from reciprocal exchange operations were $16,429,000 for the six months ended June 30, 2024 as opposed to $0 for the six months ended June 30, 2023.

Premiums Ceded for the six months ended June 30, 2024 and 2023 were approximately $144,819,000 and $136,899,000, respectively, representing 27.8% and 37.8%, respectively, of gross premiums earned. The $7,920,000 increase was primarily attributable to increased reinsurance coverage due to growth in the number of policies in force and total insured value.

For each of the six months ended June 30, 2024 and 2023, premiums ceded included a decrease of $13,986,000 related to retrospective provisions. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the six months ended June 30, 2024 and 2023 totaled approximately $417,069,000 and $242,938,000, respectively. The increase in 2024 primarily resulted from the factors described earlier.

Net Premiums Earned for the six months ended June 30, 2024 and 2023 were approximately $375,386,000 and $225,115,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2024 and 2023 (amounts in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net Premiums Written	$417,069	$242,938
Increase in Unearned Premiums	(41,683)	(17,823)
Net Premiums Earned	$375,386	$225,115

Net Investment Income for the six months ended June 30, 2024 and 2023 was approximately $30,948,000 and $26,509,000, respectively. The $4,439,000 increase was primarily attributable to a $8,871,000 increase in interest income from cash, cash equivalents, and available-for-sale fixed-maturity securities, offset by a $4,287,000 decrease in income from real estate investments. See Net Investment Income under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Gains for the six months ended June 30, 2024 were approximately $212,000 compared with net realized investment losses of approximately $1,379,000 for the six months ended June 30, 2023. The increase was attributable to a $836,000 increase in realized gains from the sale of equity securities and a $708,000 decrease in realized losses from the sale of available-for-sale fixed-maturity securities.

Net Unrealized Investment Gains for the six months ended June 30, 2024 and 2023 were approximately $3,168,000 and $1,426,000, respectively. The increase was primarily attributable to an overall improvement in the equity market compared with the six months ended June 30, 2023.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $158,246,000 and $122,455,000 for the six months ended June 30, 2024 and 2023, respectively. The increase was attributable to a greater number of policies in force, offset by lower claims and litigation frequency related to Florida policies. The losses and loss adjustment expenses of HCPCI Insurance Operations were $76,870,000 and $56,435,000 for the six months ended June 30, 2024 and 2023, respectively. Losses and loss adjustment expenses for TypTap Group were $79,343,000 compared with $67,993,000 for the same comparative period. Losses and loss adjustment expenses for reciprocal exchange operations were $2,873,000 for the six months ended June 30, 2024. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2024 and 2023 were approximately $45,591,000 and $45,338,000, respectively. Policy acquisition and other underwriting expenses for HCPCI Insurance Operations were $22,341,000 for the six months ended June 30, 2024 compared with $20,893,000 for the six months ended June 30, 2023. The increase in amortized costs was primarily due to increased premiums in force. TypTap Group’s policy acquisition and other underwriting expenses were $22,674,000 compared with $24,493,000 for the same comparative period, with the decrease due to higher amortized costs attributable to the accelerated transition of United policies during 2023, offset by lower policy acquisition costs in Florida resulting from lower commissions. Policy acquisition and other underwriting expenses, net of intercompany transactions, for reciprocal exchange operations were approximately $632,000 for the six months ended June 30, 2024, primarily resulting from policy assumptions from Citizens during 2024.

General and Administrative Personnel Expenses for the six months ended June 30, 2024 and 2023 were approximately $33,745,000 and $27,774,000, respectively. The period-over-period increase of $5,971,000 was primarily attributable to an increase in employee incentive bonuses, lower payroll costs recoverable from reinsurers, and a decrease in capitalized payroll costs for software development.

Interest Expense for the six months ended June 30, 2024 and 2023 was approximately $6,601,000 and $5,468,000, respectively. The increase was primarily attributable to an increase in interest expense related to the revolving credit facility, partially offset by decreased interest expense resulting from the conversion and redemption of the 4.25% Convertible Senior Notes in March 2024.

Income Tax Expense for the six months ended June 30, 2024 and 2023 was approximately $39,401,000 and $10,727,000, respectively, for state, federal, and foreign income taxes, resulting in effective tax rates of 25.7% and 24.7%, respectively. The increase in the effective tax rate was primarily attributable to a lower prior year effective tax rate resulting from the release of valuation allowance during 2023.

Ratios:

The loss ratio applicable to the six months ended June 30, 2024 (losses and loss adjustment expenses incurred related to net premiums earned) was 42.2% compared with 54.4% for the six months ended June 30, 2023. The decrease was primarily attributable to the increase in net premiums earned, offset in part by the increase in losses and loss adjustment expenses.

The expense ratio applicable to the six months ended June 30, 2024 (defined as total expenses excluding losses and loss adjustment expenses and interest expense related to net premiums earned) was 25.2% compared with 37.8% for the six months ended June 30, 2023. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned, offset by the increase in general and administrative personnel expenses and the increase in other operating expenses.

The combined ratio (total of all expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the six months ended June 30, 2024 was 67.4% compared with 92.2% for the six months ended June 30, 2023. The decrease in 2024 was attributable to the factors described above.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at June 30, 2024:

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

See Note 10 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. At June 30, 2024, there was an aggregate unfunded capital balance of $3,353,000. See Limited Partnership Investments under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

Sources and Uses of Cash

Cash Flows for the Six Months Ended June 30, 2024

Net cash provided by operating activities for the six months ended June 30, 2024 was approximately $152,985,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $49,334,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $179,433,000 was primarily due to the purchases of fixed-maturity and equity securities of $506,438,000, purchases of property and equipment of $2,039,000, and purchases of real estate investments of $9,909,000, offset by the proceeds from calls, repayments and maturities of fixed-maturity securities of $323,568,000, the proceeds from sales of fixed-maturity and equity securities of $14,199,000, and distributions received from limited partnership investments of $2,292,000. Net cash used in financing activities totaled $64,174,000, which was primarily due to the redemption of redeemable noncontrolling interests of $100,000,000, $8,165,000 of cash dividend payments, cash dividends paid to redeemable noncontrolling interests of $2,923,000, $1,037,000 of share repurchases, and redemption of promissory notes of $466,000, offset by the proceeds from borrowing under the line of credit agreement of $48,000,000 and net contribution from noncontrolling interests of $864,000.

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

At June 30, 2024, we had $694,128,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2024, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At June 30, 2024, $505,775,000 of the total $571,646,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $65,871,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At June 30, 2024, $56,563,000 of the $65,871,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $585,073,000 at December 31, 2023 to $571,646,000 at June 30, 2024. The $13,427,000 decrease is comprised of reductions in our catastrophe Reserves of $51,142,000 primarily specific to Hurricane Ian and Hurricane Irma, and reductions in our non-catastrophe Reserves of $35,864,000 for 2023 and $30,288,000 for 2022 and prior loss years, offset by $103,867,000 in reserves established for the 2024 loss year. The Reserves established for 2024 claims are primarily driven by an allowance for those claims that have been incurred but not reported to the company as of June 30, 2024. The decrease of $117,294,000 specific to our 2023 and prior loss-years reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at June 30, 2024 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

For the three months ended June 30, 2024 and 2023, we accrued benefits of $6,993,000 in each of the respective periods. For the six months ended June 30, 2024 and 2023, we accrued benefits totaling $13,986,000 in each respective period. The accrual of benefits was recognized as a reduction in ceded premiums.

As of June 30, 2024, we had $58,275,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 8, 2024. For the six months ended June 30, 2024, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at June 30, 2024 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2024 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$619,318	$(20,924)	-3.27%
200 basis point increase	626,292	(13,950)	-2.18%
100 basis point increase	633,267	(6,975)	-1.09%
100 basis point decrease	647,219	6,977	1.09%
200 basis point decrease	654,196	13,954	2.18%
300 basis point decrease	661,173	20,931	3.27%

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

The following table presents the composition of our fixed-maturity securities, by rating, at June 30, 2024 (amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$79,955	13	$79,953	13
AA+, AA, AA-	534,778	83	532,037	83
A+, A, A-	14,584	2	14,267	2
BBB+, BBB, BBB-	12,577	2	12,375	2
BB+, BB, BB-	—	—	—	—
CCC+, CC and C	—	—	—	—
D and Not Rated	1,998	—	1,610	—
Total	$643,892	$100	$640,242	$100

Equity Price Risk

Our equity investment portfolio at June 30, 2024 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at June 30, 2024 (dollar amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$6,755	13
Consumer	7,693	14
Technology	4,687	9
Other (1)	4,030	7
	23,165	43
Mutual funds and exchange-traded funds by type:
Debt	24,082	45
Equity	6,589	12
Alternative	50	—
	30,721	57
Total	$53,886	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At June 30, 2024, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b)
Repurchases of Securities

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs
April 30, 2024	—	$—	—	$—
May 31, 2024	4,445	$102.33	—	$—
June 30, 2024	277	$91.54	—	$—
	4,722	$101.70	—

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

During the six months ended June 30, 2024, our insurance subsidiaries paid dividends of $11,000,000 to HCI.

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

10.8

Reimbursement Contract effective June 1, 2024 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

10.9	Reimbursement Contract effective June 1, 2024 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

10.10

Underlying Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.11

Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.12

Third Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.13

Third Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.14

County Weighted Industry Loss Reinsurance Contract effective July 9, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.15

Panhandle Named Storm Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.16

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.17

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.18

Layer 3B Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.19

Layer 3B Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.20

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.21

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.22

First and Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.23

Layer 3C Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

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

HCI GROUP, INC.

August 9, 2024	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 9, 2024	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.