Form 10-Q
period 2024-09-30
HCI Group, Inc.
filed 2024-11-08
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on November 1, 2024 was 10,537,256.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $665,669 and $387,687, respectively and allowance for credit losses: $0 and $0, respectively)	$668,231	$383,238
Equity securities, at fair value (cost: $50,982 and $44,011 respectively)	56,333	45,537
Limited partnership investments	21,497	23,583
Real estate investments	77,511	67,893
Total investments	823,572	520,251
Cash and cash equivalents (a)	518,786	536,478
Restricted cash (a)	3,310	3,287
Receivable from maturities of fixed-maturity securities	—	91,085
Accrued interest and dividends receivable	6,382	3,507
Income taxes receivable (a)	4,919	—
Deferred income taxes, net	—	512
Premiums receivable, net (allowance: $4,218 and $3,152, respectively) (a)	59,183	38,037
Assumed premiums receivable	—	19,954
Prepaid reinsurance premiums (a)	105,092	86,232
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	27,518	19,690
Unpaid losses and loss adjustment expenses (allowance: $46 and $118, respectively)	273,053	330,604
Deferred policy acquisition costs (a)	56,401	42,910
Property and equipment, net	29,452	29,251
Right-of-use assets – operating leases	1,240	1,407
Intangible assets, net	5,820	7,659
Funds withheld for assumed business	14,527	30,087
Other assets (a)	58,119	50,365
Total assets	$1,987,374	$1,811,316

(a)
See Note 13 for details of balances associated with consolidated variable interest entity.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses (a)	$612,354	$585,073
Unearned premiums (a)	547,700	501,157
Advance premiums (a)	37,767	15,895
Reinsurance payable on paid losses and loss adjustment expenses	—	3,145
Ceded reinsurance premiums payable (a)	7,168	8,921
Assumed premiums payable (a)	315	850
Accrued expenses (a)	37,121	19,722
Income tax payable	—	7,702
Deferred income taxes, net (a)	5,419	—
Revolving credit facility	46,000	—
Long-term debt	185,081	208,495
Lease liabilities – operating leases	1,250	1,408
Other liabilities (a)	39,039	35,623
Total liabilities	1,519,214	1,387,991
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests (Note 18)	1,491	96,160
Equity:
Common stock (no par value, 40,000,000 shares authorized, 10,479,076 and 9,738,183 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	119,971	89,568
Retained income	333,453	238,438
Accumulated other comprehensive income (loss), net of taxes	1,920	(3,163)
Total stockholders’ equity	455,344	324,843
Noncontrolling interests	11,325	2,322
Total equity	466,669	327,165
Total liabilities, redeemable noncontrolling interests and equity	$1,987,374	$1,811,316

(a)
See Note 13 for details of balances associated with consolidated variable interest entity.

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Gross premiums earned	$265,518	$188,308	$785,723	$550,322
Premiums ceded	(109,694)	(66,152)	(254,513)	(203,051)
Net premiums earned	155,824	122,156	531,210	347,271
Net investment income	13,714	9,384	44,662	35,893
Net realized investment gains (losses)	2,846	(207)	3,058	(1,586)
Net unrealized investment gains (losses)	657	(1,041)	3,825	385
Policy fee income	1,229	1,092	3,337	3,651
Other	1,047	260	2,084	2,386
Total revenue	175,317	131,644	588,176	388,000
Expenses
Losses and loss adjustment expenses	105,736	66,726	263,982	189,181
Policy acquisition and other underwriting expenses	26,104	22,768	71,695	68,106
General and administrative personnel expenses	19,175	13,864	52,920	41,638
Interest expense	3,421	2,827	10,022	8,295
Other operating expenses	6,801	5,371	22,021	17,290
Total expenses	161,237	111,556	420,640	324,510
Income before income taxes	14,080	20,088	167,536	63,490
Income tax expense	4,688	4,419	44,089	15,146
Net income	9,392	15,669	123,447	48,344
Net income attributable to redeemable noncontrolling interests (Note 18)	—	(2,349)	(10,149)	(7,010)
Net income attributable to noncontrolling interests	(3,710)	(163)	(5,929)	(396)
Net income after noncontrolling interests	$5,682	$13,157	$107,369	$40,938
Basic earnings per share	$0.54	$1.53	$10.42	$4.76
Diluted earnings per share	$0.52	$1.34	$8.59	$4.16

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$9,392	$15,669	$123,447	$48,344
Other comprehensive income:
Change in unrealized gain on investments:
Net unrealized gains arising during the period	8,042	850	8,799	1,002
Reclassification adjustment for net realized (gains) losses	(1,830)	157	(1,788)	907
Net change in unrealized gains	6,212	1,007	7,011	1,909
Deferred income taxes on above change	(1,556)	(255)	(1,756)	2,126
Total other comprehensive income, net of income taxes	4,656	752	5,255	4,035
Comprehensive income	14,048	16,421	128,702	52,379
Comprehensive income attributable to noncontrolling interests	(3,867)	(194)	(6,101)	(542)
Comprehensive income after noncontrolling interests	$10,181	$16,227	$122,601	$51,837

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended September 30, 2024

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at June 30, 2024	10,472,741	$—	$117,968	$331,960	$(2,579)	$447,349	$5,894	$453,243
Net income	—	—	—	5,682	—	5,682	3,710	9,392
Total other comprehensive income, net of income taxes	—	—	—	—	4,499	4,499	157	4,656
Issuance of restricted stock	6,400	—	—	—	—	—	—	—
Forfeiture of restricted stock	(65)	—	—	—	—	—	—	—
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,083	1,083
Common stock dividends ($0.40 per share)	—	—	—	(4,189)	—	(4,189)	—	(4,189)
Stock-based compensation	—	—	2,003	—	—	2,003	—	2,003
Subscriber surplus contribution	—	—	—	—	—	—	481	481
Balance at September 30, 2024	10,479,076	$—	$119,971	$333,453	$1,920	$455,344	$11,325	$466,669

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Nine Months Ended September 30, 2024

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss (Income),	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2023	9,738,183	$—	$89,568	$238,438	$(3,163)	$324,843	$2,322	$327,165
Net income	—	—	—	116,843	—	116,843	6,604	123,447
Net income attributable to redeemable noncontrolling interests	—	—	—	(9,474)	—	(9,474)	(675)	(10,149)
Total other comprehensive income, net of income taxes	—	—	—	—	5,083	5,083	172	5,255
Cashless exercise of common stock warrants	155,049	—	—	—	—	—	—	—
Issuance of restricted stock	210,900	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,765)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(10,378)	—	(1,036)	—	—	(1,036)	—	(1,036)
Conversion of senior notes to common stock	389,087	—	23,449	—	—	23,449	—	23,449
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	2,348	2,348
Common stock dividends ($1.20 per share)	—	—	—	(12,354)	—	(12,354)	—	(12,354)
Stock-based compensation	—	—	4,604	—	—	4,604	—	4,604
Deemed dividend on warrant modification	—	—	3,386	—	—	3,386	—	3,386
Subscriber surplus contribution	—	—	—	—	—	—	554	554
Balance at September 30, 2024	10,479,076	$—	$119,971	$333,453	$1,920	$455,344	$11,325	$466,669

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income after noncontrolling interests	$107,369	$40,938
Net income attributable to noncontrolling interests	16,078	7,406
Net income	123,447	48,344
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,432	5,813
Net accretion of discount on investments in fixed-maturity securities	(1,736)	(3,332)
Depreciation and amortization	2,114	6,201
Deferred income tax expense	4,175	5,367
Net realized investment (gains) losses	(3,055)	1,586
Net unrealized investment gains	(3,825)	(385)
Credit loss expense - reinsurance recoverable	(72)	(135)
Net income from limited partnership interests	(164)	(648)
Distributions received from limited partnership interests	694	844
Loss on extinguishment of debt	—	177
Gain on sales of real estate investments	—	(8,936)
Foreign currency remeasurement loss	67	49
Other non-cash items	294	72
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(2,875)	(1,939)
Income taxes	(12,621)	(1,568)
Premiums receivable, net	(21,146)	(7,123)
Assumed premiums receivable	19,954	—
Prepaid reinsurance premiums	(18,860)	(30,598)
Reinsurance recoverable	49,795	196,530
Deferred policy acquisition costs	(13,491)	490
Funds withheld for assumed business	15,560	4,011
Other assets	(7,837)	(18,153)
Losses and loss adjustment expenses	27,281	(154,676)
Unearned premiums	46,543	27,780
Advance premiums	21,872	13,663
Assumed reinsurance balances payable	(535)	—
Reinsurance payable on paid losses and loss adjustment expenses	(3,145)	(1,563)
Reinsurance recovered in advance on unpaid losses	—	(19,863)
Ceded reinsurance premiums payable	(1,753)	(17,643)
Accrued expenses and other liabilities	29,016	32,956
Net cash provided by operating activities	257,129	77,321

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from investing activities:
Investments in limited partnership interests	(1,204)	(756)
Distributions received from limited partnership interests	2,760	3,088
Distribution received from unconsolidated joint venture	—	18
Purchase of property and equipment	(2,991)	(5,184)
Purchase of real estate investments	(14,181)	(2,320)
Purchase of intangible assets	—	(1,786)
Purchase of fixed-maturity securities	(702,922)	(264,504)
Purchase of equity securities	(25,853)	(15,989)
Purchase of short-term and other investments	—	(81)
Proceeds from sales of property and equipment	10	—
Proceeds from sales of real estate investments	—	21,746
Proceeds from sales of fixed-maturity securities	109,342	17,409
Proceeds from calls, repayments and maturities of fixed-maturity securities	410,207	263,654
Proceeds from sales of equity securities	19,770	10,385
Proceeds from sales, redemptions and maturities of short-term and other investments	—	34
Net cash (used in) provided by investing activities	(205,062)	25,714
Cash flows from financing activities:
Cash dividends paid	(12,354)	(10,295)
Cash dividends paid to redeemable noncontrolling interests	(2,923)	(6,762)
Net borrowing under revolving credit facility	46,000	—
Proceeds from issuance of long-term debt	—	12,000
Net surplus contribution from subscribers	2,045	—
Repayment of long-term debt	(387)	(437)
Redemption of long-term debt	(466)	(6,895)
Repurchases of common stock	(1,037)	(784)
Redemption of redeemable noncontrolling interests	(100,000)	—
Purchase of noncontrolling interests	(480)	(300)
Debt issuance costs	(99)	(279)
Net cash used in financing activities	(69,701)	(13,752)
Effect of exchange rate changes on cash	(35)	(40)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,669)	89,243
Cash, cash equivalents, and restricted cash at beginning of period	539,765	237,763
Cash, cash equivalents, and restricted cash at end of period	$522,096	$327,006

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$54,064	$11,405
Cash paid for interest	$6,770	$4,933
Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$5,255	$4,035
Conversion of 4.25% Convertible Senior Notes	$23,450	$—
Sale of real estate investments:
Contingent consideration receivable	$—	$125
Long-term debt obligations assumed by the buyer	$—	$8,995
Receivable from maturities of fixed-maturity securities	$—	$53,000
Purchase of real estate investments and intangible assets:
Assumed liability	$—	$4

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). Both HCPCI and TypTap are authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida and in other states. The operations of insurance subsidiaries are supported by HCI Group, Inc. and certain entities within the consolidated group. The Company emphasizes the use of internally developed technologies to collect and analyze claims and other supplemental data to assist in the underwriting process and generate savings as well as efficiency for the operations of the insurance subsidiaries and other insurance-related businesses.

The Company also provides an attorney-in-fact (8“AIF”) service. The Company's subsidiary, Core Risk Managers, LLC (“CRM”), serves as the AIF for Condo Owners Reciprocal Exchange (“CORE”), a reciprocal insurance exchange owned by its policyholders. Although the Company does not have any equity interest in CORE, the Company is required to consolidate CORE as its primary beneficiary. See Note 13 -- “Variable Interest Entity” for additional information. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the business of owning and leasing real estate and operating marina facilities.

Change in Segment Information

On July 1, 2024, HCI entered into a Stock Purchase Agreement (“Purchase Agreement”) with TypTap Insurance Group, Inc. (“TTIG”), its majority-owned subsidiary. Pursuant to the Purchase Agreement, TTIG transferred to HCI 2,500,000 shares of TypTap's $1.00 par value common stock which represented all of the issued and outstanding capital stock of TypTap. In exchange, HCI agreed to consider three promissory notes issued by TTIG, totaling $117,994 in principal, as fully repaid with the exception of a 2.00% promissory note due June 1, 2025. This promissory note will remain in effect with its principal balance reduced from $40,000 to $2,994. As this was a transaction between entities under common control with no ultimate change in control of TypTap, the purchase was accounted for as a common control transaction. The net assets of TypTap were derecognized by TTIG and recognized by HCI at their carrying amounts on the date of the purchase. The difference between the consideration transferred and the carrying amounts of the net assets was recognized in equity. As there was no change in HCI’s ownership percentage in TTIG, the change in noncontrolling interests in TTIG was charged to noncontrolling interest expense. This organizational change was implemented to align all insurance operations under a single operating segment under the Company’s direct control, allowing TTIG to primarily focus on its industry-leading technology and insurance management activities as an insurance solutions provider.

As a result of this transaction, the former HCPCI Insurance Operations segment is changed to the Insurance Operations segment. TypTap’s financial information is now included in this segment, allowing for the presentation of all insurance operations under a single segment. See Note 14 -- “Segment Information” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Impact of Hurricane Helene

On September 26, 2024, Hurricane Helene made landfall in the Big Bend area of Florida as a powerful Category 4 storm. The storm continued inland impacting Georgia, South Carolina, and North Carolina, among other states. The Company estimated its consolidated gross losses, including loss adjustment expenses, at $61,000. After anticipated reinsurance recoveries, net losses are estimated to be $40,000. For details of the impact on the Company's multi-year reinsurance contract with retrospective provisions, see Note 11 -- “Reinsurance.”

Assumed Business

Citizens Assumption

The Company participated in a take-out program through which the Company assumed insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. There were no policies assumed during the third quarter of 2024. During the nine months ended September 30, 2024, approximately 10,100 policies were assumed by TypTap and CORE. These policies represent approximately $120,100 in annualized premiums written.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2024 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2024. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K, which was filed with the SEC on March 8, 2024.

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

Revenue from Claims Processing Services

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the three and nine months ended September 30, 2024, revenues from claims processing services were $0 in each period. For the three and nine months ended September 30, 2023, revenues from claims processing services were $4 and $708, respectively.

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

Reclassification

As a result of the transaction described in Change in Segment Information under Note 1 -- “Nature of Operations,” the Company’s previously reported segment information has been recast to conform with the current presentation. See Note 14 -- “Segment Information.”

Note 3 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$518,786	$536,478
Restricted cash	3,310	3,287
Total	$522,096	$539,765

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 4 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At September 30, 2024 and December 31, 2023, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of September 30, 2024
U.S. Treasury and U.S. government agencies	$634,347	$—	$3,928	$(1,166)	$637,109
Corporate bonds	30,828	—	284	(494)	30,618
Exchange-traded debt	494	—	10	—	504
Total	$665,669	$—	$4,222	$(1,660)	$668,231
As of December 31, 2023
U.S. Treasury and U.S. government agencies	$359,630	$—	$224	$(3,800)	$356,054
Corporate bonds	27,563	—	116	(975)	26,704
Exchange-traded debt	494	—	—	(14)	480
Total	$387,687	$—	$340	$(4,789)	$383,238

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$438,478	$439,021	$234,992	$234,025
Due after one year through five years	224,770	226,932	148,935	145,758
Due after five years through ten years	1,927	1,774	3,266	2,974
Due after ten years	494	504	494	481
	$665,669	$668,231	$387,687	$383,238

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

The fair value of fixed-maturity securities on deposit with various regulatory authorities at September 30, 2024 and December 31, 2023 was $1,810 and $1,660, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three and nine months ended September 30, 2024 and 2023 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2024	$101,696	$1,830	$—
Three months ended September 30, 2023	$5,326	$—	$(157)
Nine months ended September 30, 2024	$109,342	$1,843	$(55)
Nine months ended September 30, 2023	$17,409	$—	$(907)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2024	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$—	$—	$(1,166)	$126,048	$(1,166)	$126,048
Corporate bonds	(1)	2,290	(493)	15,277	(494)	17,567
Total available-for-sale securities	$(1)	$2,290	$(1,659)	$141,325	$(1,660)	$143,615

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2023	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(22)	$3,464	$(3,778)	$181,463	$(3,800)	$184,927
Corporate bonds	(8)	1,941	(967)	19,418	(975)	21,359
Exchange-traded debt	(14)	481	—	—	(14)	481
Total available-for-sale securities	$(44)	$5,886	$(4,745)	$200,881	$(4,789)	$206,767

At September 30, 2024 and December 31, 2023, there were 34 and 65 securities, respectively, in an unrealized loss position.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three and nine months ended September 30, 2024 and 2023.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At September 30, 2024 and December 31, 2023, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
September 30, 2024	$50,982	$6,789	$(1,438)	$56,333
December 31, 2023	$44,011	$3,945	$(2,419)	$45,537

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net gains (losses) recognized	$1,670	$(1,091)	$5,092	$(247)
Exclude: Net realized gains (losses) recognized for securities sold	1,013	(50)	1,267	(632)
Net unrealized gains (losses) recognized	$657	$(1,041)	$3,825	$385

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and nine months ended September 30, 2024 and 2023 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2024	$13,217	$1,217	$(204)
Three months ended September 30, 2023	$4,108	$215	$(265)
Nine months ended September 30, 2024	$19,770	$1,779	$(512)
Nine months ended September 30, 2023	$10,385	$317	$(949)

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

	September 30, 2024			December 31, 2023
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$2,865	$—	15.37	$3,295	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	1,481	—	1.19	2,271	—	1.25
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	3,193	—	0.18	3,400	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	2,321	—	0.53	3,306	—	0.55
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	6,723	2,445	1.31	7,590	2,543	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	4,914	810	0.55	3,721	1,662	0.55
Total	$21,497	$3,255		$23,583	$4,205

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating results:
Total income	$117,157	$4,028	$136,396	$42,195
Total expenses	(16,679)	(24,066)	(59,955)	(51,163)
Net income (loss)	$100,478	$(20,038)	$76,441	$(8,968)

	September 30,	December 31,
	2024	2023
Balance sheet:
Total assets	$4,016,243	$4,072,501
Total liabilities	$157,996	$220,525

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the three and nine months ended September 30, 2024, the Company recognized net investment income from limited partnerships of $79 and $164, respectively. During the three and nine months ended September 30, 2024, the Company received total cash distributions of $536 and $3,454, respectively, including returns on investment of $68 and $694, respectively.

For the three and nine months ended September 30, 2023, the Company recognized net investment income of $106 and $648, respectively. During the three and nine months ended September 30, 2023, the Company received total cash distributions of $915 and $3,932, respectively, including returns on investment of $423 and $844, respectively.

At September 30, 2024 and December 31, 2023, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $21,790 and $23,346, respectively, and the Company’s maximum exposure to loss aggregated $21,497 and $23,583, respectively.

d) Real Estate Investments

Real estate investments consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Land	$42,272	$42,272
Land improvements	4,842	4,387
Buildings and building improvements	18,612	18,594
Tenant and leasehold improvements	2,264	1,869
Construction in progress - Haines City	15,661	5,535
Other	1,085	1,633
Total, at cost	84,736	74,290
Less: accumulated depreciation and amortization	(7,225)	(6,397)
Real estate investments	$77,511	$67,893

Depreciation and amortization expense related to real estate investments was $280 and $233 for the three months ended September 30, 2024 and 2023, respectively, and $828 and $914 for the nine months ended September 30, 2024 and 2023, respectively.

e) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Available-for-sale fixed-maturity securities	$7,804	$4,076	$18,652	$13,231
Equity securities	600	397	1,552	1,071
Investment expense	(146)	(126)	(366)	(380)
Limited partnership investments	79	106	164	648
Real estate investments	17	248	5,293	9,811
Cash and cash equivalents	5,360	4,683	19,367	11,512
Net investment income	$13,714	$9,384	$44,662	$35,893

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

In connection with the purchase of commercial real estate in Tampa, Florida in December 2023, the Company leased the property back to the seller for a lease term expiring on December 31, 2024. The lease was considered to be at a below market rate. The value of the below market lease was recognized as deferred rent and amortized to rental income over the lease term. In June 2024, the tenant occupying the property under a sublease agreement with the seller vacated the property. As a result, the Company derecognized the remaining deferred rent to rental income. For the nine months ended September 30, 2024, income from real estate investments included rental income of $2,497 resulting from such derecognition of deferred rent.

For the nine months ended September 30, 2023, income from real estate investments included a net gain of $6,476 resulting from the sale of the retail shopping center investment property in Melbourne, Florida in March 2023 for a price of $18,500, and included a net gain of $2,460 resulting from the sale of the retail shopping center investment property in Sorrento, Florida in March 2023 for a price of $13,418. In September 2023, Grove Haines City, LLC, a real estate subsidiary of Greenleaf Capital, LLC, acquired vacant land and its associated leases for $3,393, of which $1,582 was recognized as real estate investments.

f) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the three and nine months ended September 30, 2024, net realized gains related to other investments were $3 in each period. For the three and nine months ended September 30, 2023, net realized gains were $0 and $47, respectively.

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

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains	$8,042	$2,014	$6,028	$850	$215	$635
Reclassification adjustment for net realized (gains) losses	(1,830)	(458)	(1,372)	157	40	117
Total other comprehensive income	$6,212	$1,556	$4,656	$1,007	$255	$752

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains	$8,799	$2,204	$6,595	$1,002	$(2,356)	$3,358
Reclassification adjustment for net realized (gains) losses	(1,788)	(448)	(1,340)	907	230	677
Total other comprehensive income	$7,011	$1,756	$5,255	$1,909	$(2,126)	$4,035

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

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2024
Financial Assets:
Cash and cash equivalents	$518,786	$—	$—	$518,786
Restricted cash	$3,310	$—	$—	$3,310
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$636,126	$983	$—	$637,109
Corporate bonds	24,041	6,577	—	30,618
Exchange-traded debt	504	—	—	504
Total available-for-sale securities	$660,671	$7,560	$—	$668,231
Equity securities	$56,333	$—	$—	$56,333

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

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of September 30, 2024 and December 31, 2023:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2024
Financial Liabilities:
Revolving credit facility	$46,000	$—	$46,000	$—	$46,000
Long-term debt:
4.75% Convertible Senior Notes	$169,099	$—	$251,916	$—	$251,916
5.50% Promissory Note	11,546	—	—	11,677	11,677
4.55% Promissory Note	4,436	—	—	4,265	4,265
Total long-term debt	$185,081	$—	$251,916	$15,942	$267,858

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2023
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$168,230	$—	$215,114	$—	$215,114
4.25% Convertible Senior Notes	23,916	—	34,545	—	34,545
5.50% Callable Promissory Note	11,707	—	—	11,512	11,512
4.55% Promissory Note	4,640	—	—	4,349	4,349
Total long-term debt	$208,493	$—	$249,659	$15,861	$265,520

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 7 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	September 30,	December 31,
	2024	2023
In-place leases (a)	$2,221	2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (b)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(6,815)	(4,976)
Intangible assets, net	$5,820	$7,659

(a)
Amortization related to the Haines City property is expected to start in November 2024.
(b)
Fully amortized.

The remaining weighted-average amortization periods for the intangible assets as of September 30, 2024 are summarized in the table below:

In-place leases	18.0 years
Policy renewal rights - United	1.6 years

At September 30, 2024 and December 31, 2023, contingent liabilities related to renewal rights intangible assets were $371 and are included in other liabilities on the consolidated balance sheets.

Note 8 -- Other Assets

The following table summarizes the Company’s other assets:

	September 30,	December 31,
	2024	2023
Benefits receivable related to retrospective reinsurance contracts	$50,568	$44,289
Reimbursement and fees receivable under TPA service	—	629
Prepaid expenses	4,716	2,882
Deposits	418	409
Lease acquisition costs, net	842	833
Other	1,575	1,323
Total other assets	$58,119	$50,365

During the three and nine months ended September 30, 2024, the Company recognized credit loss expense of $0 and $351, respectively, related to the reimbursement and fees receivable under TPA services. See Note 11 -- “Reinsurance” for an adjustment to the benefits receivable related to retrospective reinsurance contracts.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Revolving Credit Facility

At September 30, 2024, the Company had $46,000 outstanding under the credit facility, which was used to partially fund the redemption of the TTIG Series A Preferred Stock held by Centerbridge Partners, L.P. (“Centerbridge”) on January 22, 2024. See Note 18 -- “Redeemable Noncontrolling Interest” for additional information. For the three months ended September 30, 2024 and 2023, interest expense was $859 and $21, respectively, including $15 and $21 of amortization of issuance costs, respectively. For the nine months ended September 30, 2024 and 2023, interest expense was $2,489 and $69, respectively, including $44 and $68 of amortization of issuance costs, respectively. At September 30, 2024, the Company was in compliance with all required covenants and had available borrowing capacity of $29,000.

Note 10 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30,	December 31,
	2024	2023
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$172,500
4.25% Convertible Senior Notes (a)	—	23,916
4.55% Promissory Note, due through August 1, 2036	4,491	4,700
5.50% Promissory Note, due through July 1, 2033	11,730	11,906
Finance lease liabilities, due through October 15, 2024	—	2
Total principal amount	188,721	213,024
Less: unamortized issuance costs	(3,640)	(4,529)
Total long-term debt	$185,081	$208,495

(a)
Notes converted or redeemed during the first quarter of 2024.

The following table summarizes future maturities of long-term debt as of September 30, 2024, which takes into consideration the assumption that the 4.75% Convertible Senior Notes are repurchased at their next earliest call date:

Due in 12 months following September 30,
2024	$536
2025	563
2026	173,092
2027	622
2028	654
Thereafter	13,254
Total	$188,721

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest Expense:
Contractual interest	$2,261	$2,522	$6,644	$7,386
Non-cash expense (b)	301	284	889	840
Total	$2,562	$2,806	$7,533	$8,226

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

The effective interest rate for the 4.75% Convertible Senior Notes, taking into account both cash and non-cash components, approximates 5.6%. Had a 20-year term been used for the amortization of the issuance costs of the 4.75% Convertible Senior Notes, the annual effective interest rate charged to earnings would have decreased to approximately 5.0%. As of September 30, 2024, the remaining amortization period of the debt issuance costs was expected to be 2.67 years for the 4.75% Convertible Senior Notes.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Premiums Written:
Direct	$270,979	$198,265	$767,163	$585,671
Assumed	(600)	—	65,104	(7,569)
Gross written	270,379	198,265	832,267	578,102
Ceded	(109,694)	(66,152)	(254,513)	(203,051)
Net premiums written	$160,685	$132,113	$577,754	$375,051
Premiums Earned:
Direct	$229,876	$188,308	$621,342	$543,159
Assumed	35,642	—	164,381	7,163
Gross earned	265,518	188,308	785,723	550,322
Ceded	(109,694)	(66,152)	(254,513)	(203,051)
Net premiums earned	$155,824	$122,156	$531,210	$347,271

During the three and nine months ended September 30, 2024, the Company recognized ceded losses of $21,981 and $24,653, respectively, as reductions in losses and loss adjustment expenses. During the three and nine months ended September 30, 2023, the Company recognized ceded losses of $2,911 and $6,771, respectively, as reductions in losses and loss adjustment expenses. At September 30, 2024 and December 31, 2023, there were 44 and 33 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at September 30, 2024 and December 31, 2023 were $300,571 and $350,294, respectively. Approximately 68.2% of the paid reinsurance recoverable balance at September 30, 2024 was receivable from five reinsurers. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $20 and $72 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company recognized decreases in credit loss expense of $33 and $135, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $46 and $118 at September 30, 2024 and December 31, 2023, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. As a result of Hurricane Helene, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions was decreased by $12,369 during the third quarter of 2024. For the three months ended September 30, 2024, the Company derecognized reductions in premiums ceded of $7,707 related to these adjustments in the consolidated statement of income. For the nine months ended September 30, 2024, the Company recognized reductions in premiums ceded of $6,279. For the three and nine months ended September 30, 2023, the Company recognized reductions in premiums ceded of $6,993 and $20,979, respectively.

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At September 30, 2024 and December 31, 2023, other assets included $50,568 and $44,289, respectively, of amounts receivable pursuant to retrospective provisions. Management believes the credit risk associated with the collectability of these accrued benefits is minimal as the amount receivable is concentrated with one reinsurer with a good credit rating and the Company monitors the creditworthiness of this reinsurer based on available information about the reinsurer’s financial condition. See Note 23 -- “Subsequent Events” for additional information.

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

At September 30, 2024 and December 31, 2023, the Company had a net balance of $582 due to United related to the Northeast Region, representing ceding commission payable.

For the three and nine months ended September 30, 2023, $0 and $7,569, respectively, of assumed premiums written related to the Southeast Region’s insurance policies were derecognized, primarily resulting from the return of the unearned portion of assumed written premiums subsequent to the Company's renewal and/or replacement of insurance policies in the Southeast Region. At September 30, 2024, the Company had a net balance of $1,438 due to United related to the Southeast Region, consisting of premiums payable of $1,712, offset by ceding commission receivable of $274. At December 31, 2023, the Company had a net balance of $4,203 due to United related to the Southeast Region, consisting of premiums payable of $1,712 and payable on paid losses and loss adjustment expenses of $2,765, offset by ceding commission receivable of $274.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

At September 30, 2024, the Company had a net amount due to United of $2,020 and funds withheld for assumed business in trust accounts totaling $14,527 for the benefit of policies assumed from United. The Company ceased providing TPA services to United in March 2023. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

At September 30, 2024 and December 31, 2023, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $14,527 and $30,087, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net balance, beginning of period*	$291,785	$243,586	$254,351	$246,546
Incurred, net of reinsurance, related to:
Current period	110,510	58,621	263,938	176,287
Prior periods	(4,774)	8,105	44	12,894
Total incurred, net of reinsurance	105,736	66,726	263,982	189,181
Paid, net of reinsurance, related to:
Current period	(36,942)	(36,299)	(86,502)	(74,514)
Prior periods	(21,324)	(27,782)	(92,576)	(114,982)
Total paid, net of reinsurance	(58,266)	(64,081)	(179,078)	(189,496)
Net balance, end of period	339,255	246,231	339,255	246,231
Add: reinsurance recoverable before allowance for credit losses	273,099	462,858	273,099	462,858
Gross balance, end of period	$612,354	$709,089	$612,354	$709,089

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. During the three months ended September 30, 2024, the Company lowered its reserves related to prior periods by $4,774 due to positive development trends. Due to Hurricane Helene, the Company incurred net estimated losses of approximately $40,000 during the third quarter of 2024. Excluding Hurricane Helene-related losses, losses and LAE for the three and nine months ended September 30, 2024 included net estimated losses of approximately $1,250 and $37,250, respectively, related to Citizens policies assumed.

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

CORE’s assets are legally restricted for the purpose of fulfilling obligations specific to CORE. The creditors of CORE have no legal right to pursue additional sources of payment from the Company. The following table summarizes the assets and liabilities related to CORE, a consolidated VIE, which are included in the accompanying consolidated balance sheets:

	September 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$54,431	$24,635
Restricted cash	308	300
Income taxes receivable	977	—
Premiums receivable	3,804	—
Prepaid reinsurance premium	6,047	—
Deferred policy acquisition costs	2,253	—
Other assets	583	65
Total assets	$68,403	$25,000
Liabilities:
Losses and loss adjustment expenses	$4,497	$—
Unearned premiums	33,117	—
Advance premiums	105	—
Ceded reinsurance premiums payable	1,582	—
Assumed premiums payable	99	—
Accrued expenses	974	—
Deferred income taxes, net	450	—
Other liabilities	312	—
Total liabilities	$41,136	$—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Segment Information

The Company identifies its operating divisions based on managerial emphasis, organizational structure and revenue source. With the transaction described in Change in Segment Information under Note 1 -- “Nature of Operations,” the Company now operates under five reportable segments: insurance operations, TypTap Group, reciprocal exchange operations, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under reciprocal exchange operations, are grouped together into one reportable segment under insurance operations. The TypTap Group segment includes information technology operations, insurance management service operations, and its management company’s activities. The reciprocal exchange segment represents the insurance operations of CORE, a consolidated VIE. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies and any other companies, such as CRM, that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the three months ended September 30, 2024 and 2023, revenues from the insurance operations segment before intracompany elimination represented 82.7% and 87.6%, respectively, and revenues from the TypTap Group segment represented 11.0% and 11.0%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2024 and 2023, revenues from the insurance operations segment before intracompany elimination represented 84.5% and 86.9%, respectively, and revenues from the TypTap Group segment represented 10.8% and 11.6%, respectively, of total revenues of all operating segments. At September 30, 2024 and December 31, 2023, insurance operations’ total assets represented 84.2% and 87.0%, respectively, and TypTap Group’s total assets represented 2.9% and 1.9%, respectively, of the combined assets of all operating segments.

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

For Three Months Ended September 30, 2024	Insurance Operations	TypTap Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$249,314	$—	$17,430	$—	$—	$(1,226)	$265,518
Premiums ceded	(104,264)	—	(6,656)	—	—	1,226	(109,694)
Net premiums earned	145,050	—	10,774	—	—	—	155,824
Net income from investment portfolio	13,438	197	319	—	3,826	(563)	17,217
Policy fee income	682	—	—	—	—	547	1,229
Other	3,637	27,543	—	2,680	2,715	(35,528)	1,047
Total revenue	162,807	27,740	11,093	2,680	6,541	(35,544)	175,317
Expenses:
Losses and loss adjustment expenses	104,683	—	4,200	—	—	(3,147)	105,736
Amortization of deferred policy acquisition costs	22,528	—	1,570	—	—	—	24,098
Other policy acquisition expenses	14,047	8,756	1,347	—	—	(22,144)	2,006
Stock-based compensation expense	266	1,471	—	—	1,737	—	3,474
Interest expense	—	15	566	219	3,202	(581)	3,421
Depreciation and amortization	612	655	—	419	160	(287)	1,559
Personnel and other operating expenses	12,905	11,733	69	1,945	3,798	(9,507)	20,943
Total expenses	155,041	22,630	7,752	2,583	8,897	(35,666)	161,237
Income (loss) before income taxes (d)	$7,766	$5,110	$3,341	$97	$(2,356)	$122	$14,080
Total revenue from non-affiliates (e)	$158,489	$(336)	$12,319	$1,815	$3,579
Gross premiums written	$258,925	$—	$11,454

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations and management fees for attorney-in-fact services.
(c)
Gross premiums earned under Insurance Operations include $1,226 earned from the reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while TypTap Group and the AIF operations recognize service fee revenues according to revenue recognition standards. Although both service fee expenses and revenues are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended September 30, 2023	Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned	$188,308	$—	$—	$—	$—	$188,308
Premiums ceded	(66,152)	—	—	—	—	(66,152)
Net premiums earned	122,156	—	—	—	—	122,156
Net income from investment portfolio	6,569	14	—	1,735	(182)	8,136
Policy fee income	533	—	—	—	559	1,092
Other	4,003	22,633	2,355	526	(29,257)	260
Total revenue	133,261	22,647	2,355	2,261	(28,880)	131,644
Expenses:
Losses and loss adjustment expenses	69,851	—	—	—	(3,125)	66,726
Amortization of deferred policy acquisition costs	21,686	—	—	—	—	21,686
Other policy acquisition expenses	8,775	7,653	—	—	(15,346)	1,082
Stock-based compensation expense	419	730	—	691	—	1,840
Interest expense	—	431	226	2,601	(431)	2,827
Depreciation and amortization	614	563	329	160	(238)	1,428
Personnel and other operating expenses	11,149	11,222	1,486	1,851	(9,741)	15,967
Total expenses	112,494	20,599	2,041	5,303	(28,881)	111,556
Income (loss) before income taxes (c)	$20,767	$2,048	$314	$(3,042)	$1	$20,088
Total revenue from non-affiliates (d)	$129,500	$573	$1,519	$1,692
Gross premiums written	$198,265	$—

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations.
(c)
The income (loss) before income taxes in the reclassification/elimination column results from the recast of segment information.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Nine Months Ended September 30, 2024	Insurance Operations	TypTap Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$754,755	$—	$33,859	$—	$—	$(2,891)	$785,723
Premiums ceded	(242,261)	—	(15,143)	—	—	2,891	(254,513)
Net premiums earned	512,494	—	18,716	—	—	—	531,210
Net income from investment portfolio	38,162	339	514	—	12,495	35	51,545
Policy fee income	1,757	—	—	—	—	1,580	3,337
Other	10,997	88,365	9	11,961	7,356	(116,604)	2,084
Total revenue	563,410	88,704	19,239	11,961	19,851	(114,989)	588,176
Expenses:
Losses and loss adjustment expenses	268,771	—	7,073	—	—	(11,862)	263,982
Amortization of deferred policy acquisition costs	65,322	—	1,658	—	—	—	66,980
Other policy acquisition expenses	39,952	27,466	3,698	—	—	(66,401)	4,715
Stock-based compensation expense	954	2,828	—	—	3,650	—	7,432
Interest expense	—	3,321	1,937	663	9,359	(5,258)	10,022
Depreciation and amortization	1,836	1,926	—	1,217	482	(848)	4,613
Personnel and other operating expenses	41,202	34,423	175	5,008	11,671	(29,583)	62,896
Total expenses	418,037	69,964	14,541	6,888	25,162	(113,952)	420,640
Income (loss) before income taxes (d)	$145,373	$18,740	$4,698	$5,073	$(5,311)	$(1,037)	$167,536
Total revenue from non-affiliates (e)	$551,090	$839	$22,130	$9,413	$8,558
Gross premiums written	$765,291	$—	$66,976

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations and management fees for attorney-in-fact services.
(c)
Gross premiums earned under Insurance Operations include $2,891 earned from the reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while TypTap Group and the AIF operations recognize service fee revenues according to revenue recognition standards. Although both service fee expenses and revenues are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Nine Months Ended September 30, 2023	Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Gross premiums earned	$550,322	$—	$—	$—	$—	$550,322
Premiums ceded	(203,051)	—	—	—	—	(203,051)
Net premiums earned	347,271	—	—	—	—	347,271
Net income from investment portfolio	20,872	39	—	5,262	8,519	34,692
Gain on sale	—	—	8,936	—	(8,936)	—
Policy fee income	1,647	—	—	—	2,004	3,651
Other	12,514	67,286	7,410	1,798	(86,622)	2,386
Total revenue	382,304	67,325	16,346	7,060	(85,035)	388,000
Expenses:
Losses and loss adjustment expenses	200,476	—	—	—	(11,295)	189,181
Amortization of deferred policy acquisition costs	64,592	—	—	—	—	64,592
Other policy acquisition expenses	22,498	25,444	—	—	(44,428)	3,514
Stock-based compensation expense	1,413	2,217	—	2,183	—	5,813
Interest expense	—	1,292	496	7,799	(1,292)	8,295
Depreciation and amortization	1,841	1,602	1,282	566	(1,011)	4,280
Loss on extinguishment of debt	—	—	177	—	(177)	—
Personnel and other operating expenses	32,483	33,820	4,541	5,295	(27,304)	48,835
Total expenses	323,303	64,375	6,496	15,843	(85,507)	324,510
Income (loss) before income taxes (c)	$59,001	$2,950	$9,850	$(8,783)	$472	$63,490
Total revenue from non-affiliates (d)	$372,198	$2,043	$13,895	$5,353
Gross premiums written	$578,102	$—

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations.
(c)
The income (loss) before income taxes in the reclassification/elimination column results from the recast of segment information.
(d)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	September 30,	December 31,
	2024	2023
Segments:
Insurance Operations	$1,631,555	$1,501,973
TypTap Group	59,329	35,197
Reciprocal Exchange Operations	72,874	25,000
Real Estate Operations	94,418	132,257
Corporate and Other	257,924	233,952
Consolidation and Elimination	(128,726)	(117,063)
Total assets	$1,987,374	$1,811,316

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	September 30,	December 31,
	2024	2023
Operating leases:
ROU assets	$1,240	$1,407
Liabilities	$1,250	$1,408
Finance leases:
ROU assets	$—	$1
Liabilities	$—	$2

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	36 to 63 months	Yes	(a)
Office space	5 to 9 years	Yes	(a), (b)
Finance lease:
Office equipment	3.25 years	Not applicable	(c)

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.
(c)
There is a bargain purchase option.

As of September 30, 2024, maturities of lease liabilities were as follows:

	Leases
	Operating	Finance*
Due in 12 months following September 30,
2024	$292	$—
2025	300	—
2026	310	—
2027	260	—
2028	115	—
Thereafter	160	—
Total lease payments	1,437	—
Less: interest	187	—
Total lease obligations	$1,250	$—

* Total finance lease payment is less than $1.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regard to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$—	$6	$—	$14
Operating lease costs*	76	74	222	203
Short-term lease costs*	64	94	238	261
Total lease costs	$140	$174	$460	$478
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases			$213	$144
Financing cash flows – finance leases			$2	$11

	September 30,
	2024
Weighted-average remaining lease term:
Finance leases (in months)	0.5
Operating leases (in years)	4.9
Weighted-average discount rate:
Finance leases (%)	2.4%
Operating leases (%)	6.0%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms
Class of Assets	Initial Term	Option	and Conditions
Operating lease:
Office space	1 to 3 years	Yes	(d)
Retail space	3 to 20 years	Yes	(d)
Boat docks/wet slips	1 to 12 months	Yes	(d)

(d)
There are no purchase options.

Note 16 -- Income Taxes

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. The Company evaluates the realizability of its deferred tax assets each quarter, and as of September 30, 2024, based on all of the available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized other than a valuation allowance on the sale of TTIC by TTIG to HCI in the amount of $133 related to the deferred intercompany taxable loss that arose during the third quarter of 2024.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

During the three months ended September 30, 2024 and 2023, the Company recorded approximately $4,688 and $4,419 of income tax expense, respectively, resulting in effective tax rates of 33.3% and 22.0%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to a lower prior year effective tax rate resulting from the release of the valuation allowance during 2023 and a higher effective tax rate resulting from certain non-deductible compensation expense for the third quarter of 2024.

During the nine months ended September 30, 2024 and 2023, the Company recorded approximately $44,089 and $15,146 of income tax expense, respectively, resulting in effective tax rates of 26.3% and 23.9%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to a lower prior year effective tax rate resulting from the release of the valuation allowance during 2023 and a higher effective tax rate resulting from certain non-deductible compensation expense for the third quarter of 2024. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain non-deductible and tax-exempt items.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$9,392			$15,669
Less: Net income attributable to redeemable noncontrolling interests	—			(2,349)
Less: Net income attributable to noncontrolling interests	(3,710)			(163)
Net income attributable to HCI	5,682			13,157
Less: Income attributable to participating securities	(230)			(411)
Basic Earnings Per Share:
Income allocated to common stockholders	5,452	10,050	$0.54	12,746	8,317	$1.53
Effect of Dilutive Securities: *
Stock options	—	269		—	88
Convertible senior notes	—	—		1,927	2,538
Warrants	—	192		—	32
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$5,452	10,511	$0.52	$14,673	10,975	$1.34

(a)
Shares in thousands.

* For the three months ended September 30, 2024, convertible senior notes were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$123,447			$48,344
Less: Net income attributable to redeemable noncontrolling interests	(10,149)			(7,010)
Less: Net income attributable to noncontrolling interests	(5,929)			(396)
Net income attributable to HCI	107,369			40,938
Less: Income attributable to participating securities	(3,744)			(1,395)
Basic Earnings Per Share:
Income allocated to common stockholders	103,625	9,948	$10.42	39,543	8,299	$4.76
Effect of Dilutive Securities:*
Stock options	—	283		—	68
Convertible senior notes	5,149	2,188		5,771	2,538
Warrants	—	238		—	—
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$108,774	12,657	$8.59	$45,314	10,905	$4.16

(a)
Shares in thousands.

* For the nine months ended September 30, 2023, warrants were excluded due to anti-dilutive effect.

Note 18 -- Redeemable Noncontrolling Interest

The following table summarizes the redeemable noncontrolling interest balances at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
TTIG - Series A Preferred Stock	$—	$96,160
Subscriber surplus contribution	1,491	—
Total redeemable noncontrolling interests	$1,491	$96,160

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of TTIG Series A Preferred Stock during the nine months ended September 30, 2024 and 2023:

	2024	2023
Balance at January 1	$96,160	$93,553
Increase (decrease):
Accrued cash dividends	424	1,637
Accretion - increasing dividend rates	111	687
Adjustment to maximum redemption value	6,228	—
Dividends paid	(2,923)	(3,012)
Redemption	(100,000)	—
Balance at March 31	$—	$92,865
Increase (decrease):
Accrued cash dividends	—	1,875
Accretion - increasing dividend rates	—	462
Balance at June 30	$—	$95,202
Increase (decrease):
Accrued cash dividends	—	1,876
Accretion - increasing dividend rates	—	473
Dividends paid	—	(3,750)
Balance at September 30	$—	$93,801

For the three months ended September 30, 2024, net income attributable to redeemable noncontrolling interest was $0, compared with $2,349 for the three months ended September 30, 2023, consisting of accrued cash dividends of $1,876 and accretion related to increasing dividend rates of $473. For the nine months ended September 30, 2024, net income attributable to redeemable noncontrolling interest was $10,149, consisting of accrued cash dividends of $424, accretion related to increasing dividend rates of $111, an adjustment to maximum redemption value of $6,228, and a deemed dividend resulting from warrant modifications of $3,386. For the nine months ended September 30, 2023, net income attributable to redeemable noncontrolling interest was $7,010, consisting of accrued cash dividends of $5,388 and accretion related to increasing dividend rates of $1,622.

CORE - Subscriber Surplus Contribution

Subscriber surplus contributions in redeemable noncontrolling interests represent a refundable portion of the surplus contributions received from CORE policyholders.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of the subscriber surplus contribution during the nine months ended September 30, 2024 and 2023:

	2024	2023
Balance at January 1	$—	$—
Cash contribution	—	—
Return of contribution	—	—
Noncash reclassification	—	—
Balance at March 31	—	—
Cash contribution	864	—
Return of contribution	—	—
Noncash reclassification	(73)	—
Balance at June 30	791	—
Cash contribution	1,181	—
Return of contribution	—	—
Noncash reclassification	(481)	—
Balance at September 30	$1,491	$—

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

On July 3, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on September 20, 2024 to stockholders of record on August 16, 2024.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

At September 30, 2024, there were warrants outstanding and exercisable, held by Centerbridge, to purchase 450,000 shares of HCI common stock at an exercise price of $54.40. The warrants expire in 150,000 share increments on December 31, 2026, December 31, 2027, and December 31, 2028.

Noncontrolling Interests

TTIG

During the three and nine months ended September 30, 2024, TTIG repurchased and retired a total of 276,198 and 322,056 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the three and nine months ended September 30, 2024 was $388 and $470, respectively. During the three and nine months ended September 30, 2023, TTIG repurchased and retired a total of 2,343 and 65,151 shares, respectively, of its common stock. The total cost of purchasing noncontrolling interests during the three and nine months ended September 30, 2023 was $3 and $240, respectively.

In addition, TTIG repurchased and retired a total of 447 and 7,277 shares, respectively, of its common stock from former TTIG employees for a total cost of $1 and $13, respectively, during the three and nine months ended September 30, 2024. The total cost for the nine months ended September 30, 2024 included the fair value of TTIG common stock and the $2 inducement cost aiming to curtail the spread of share ownership.

At September 30, 2024, there were 80,016,189 shares of TTIG’s common stock outstanding, of which 5,016,189 shares were not owned by HCI.

CORE

As described in Note 13 -- “Variable Interest Entity,” the Company has no equity interest at risk in CORE and CORE receives surplus contributions from its subscribers in addition to policy premiums. The surplus contribution is payable to CORE on or prior to the initial effective date of coverage and on or prior to the effective date of all endorsements generating an additional premium.

Note 20 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At September 30, 2024, there were 755,071 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and nine months ended September 30, 2024 and 2023 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2024	590,000	$51.54	5.9 years	$21,156
Outstanding at March 31, 2024	590,000	$51.54	5.6 years	$38,077
Outstanding at June 30, 2024	590,000	$51.54	5.4 years	$23,970
Outstanding at September 30, 2024	590,000	$51.54	5.1 years	$33,109
Exercisable at September 30, 2024	590,000	$51.54	5.1 years	$33,109

Outstanding at January 1, 2023	440,000	$45.25	5.6 years	$—
Outstanding at March 31, 2023	440,000	$45.25	5.3 years	$3,146
Outstanding at June 30, 2023	440,000	$45.25	5.1 years	$7,863
Grant	150,000	$70.00
Outstanding at September 30, 2023	590,000	$51.54	6.1 years	$3,978
Exercisable at September 30, 2023	412,500	$45.07	4.7 years	$3,805

There were no options exercised during the three and nine months ended September 30, 2024 and 2023. For the three months ended September 30, 2024 and 2023, the Company recognized $0 and $133, respectively, of compensation expense related to stock options which is included in general and administrative personnel expenses. For the nine months ended September 30, 2024 and 2023, the Company recognized $14 and $299, respectively, of compensation expense. There were no deferred tax benefits related to stock options recognized for the three and nine months ended September 30, 2024 and 2023. At September 30, 2024 and December 31, 2023, there was $0 and $14, respectively, of unrecognized compensation expense related to nonvested stock options.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

On April 17, 2024, the Company awarded Paresh Patel, its Chief Executive Officer, 200,000 restricted shares of common stock. The shares will vest equally over a period of four years, with vesting dates of March 15, 2025, 2026, 2027, and 2028, under the condition that the price per share reaches $200 for a period of 30 consecutive trading days and that Mr. Patel remains employed by the Company.

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2024 and 2023 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2024	271,417	$37.12
Vested	(29,690)	$56.05
Forfeited	(200)	$51.87
Nonvested at March 31, 2024	241,527	$34.78
Granted	204,500	$79.33
Vested	(19,637)	$48.17
Forfeited	(3,500)	$34.58
Nonvested at June 30, 2024	422,890	$55.70
Granted	6,400	$94.16
Forfeited	(65)	$58.20
Nonvested at September 30, 2024	429,225	$56.28

Nonvested at January 1, 2023	342,459	$39.86
Granted	6,000	$51.76
Vested	(40,352)	$54.83
Forfeited	(2,125)	$40.33
Nonvested at March 31, 2023	305,982	$38.11
Granted	7,000	$58.52
Vested	(34,689)	$45.56
Forfeited	(295)	$55.41
Nonvested at June 30, 2023	277,998	$37.68
Forfeited	(3,940)	$66.73
Nonvested at September 30, 2023	274,058	$37.26

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $2,003 and $977 for the three months ended September 30, 2024 and 2023, respectively, and $4,590 and $3,297 for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, there was approximately $16,142 and $4,043, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.6 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2024 and 2023.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Deferred tax benefits recognized	$74	$214	$234	$731
Tax benefits realized for restricted stock and paid dividends	$42	$28	$1,096	$848
Fair value of vested restricted stock	$—	$—	$2,610	$3,793

Subsidiary Equity Plan

For the three months ended September 30, 2024 and 2023, TypTap Group recognized compensation expense related to its stock-based awards of $1,471 and $730, respectively. For the nine months ended September 30, 2024 and 2023, TypTap Group recognized compensation expense related to its stock-based awards of $2,828 and $2,217, respectively. At September 30, 2024 and December 31, 2023, there was $1,551 and $4,438, respectively, of unrecognized compensation expense related to nonvested subsidiary restricted stock and stock options.

The sale of TTIC, as described in Note 1 -- Nature of Operations, triggered a change in control clause within TTIG’s equity incentive plan, causing all unvested stock-based awards to vest immediately except for TTIG restricted stock and stock options issued to Paresh Patel who is also the Chief Executive Officer of HCI. The expense from immediate vesting approximated $1,087.

Note 21 -- Commitments and Contingencies

Capital Commitments

As described in Note 4 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At September 30, 2024, there was an aggregate unfunded balance of $3,255.

FIGA Assessments

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of September 30, 2024, the FIGA assessments payable by the Company were $2,322.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 23 -- Subsequent Events

On October 10, 2024, Hurricane Milton made landfall in Florida near Siesta Key in Sarasota County as a Category 3 storm and continued across central Florida. The net loss estimate on a consolidated pre-tax basis, including loss adjustment expenses and expected reinsurance recoveries, is approximately $78,000. In addition, the entire balance of accrued benefits under the multi-year reinsurance contract with retrospective provisions, amounting to $50,568 at September 30, 2024, will be reversed with no further benefits to be accrued under the contract. The reversal will increase ceded premiums in the fourth quarter of 2024 by $50,568. The total impact to operating results of the fourth quarter of 2024 will be approximately $128,568.

On October 22, 2024, the Company’s insurance subsidiaries assumed approximately 42,000 policies from Citizens, representing approximately $200,000 in annualized premiums written.

On October 23, 2024, the Company granted 58,300 restricted shares of common stock to its employees. The shares will vest equally over a service period of four years from the grant date. The grant date fair value per share was $113.40.

On October 23, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 20, 2024 to stockholders of record on November 15, 2024.

On November 8, 2024, Tailrow Funding, LLC, a wholly owned subsidiary of HCI, acquired a $25,000 surplus note issued by Tailrow Insurance Exchange, a Florida-domiciled reciprocal insurance exchange awaiting approval to offer residential insurance coverage.

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

OVERVIEW – General

HCI Group, Inc. is a Florida-based company with operations in property and casualty insurance, information technology services, insurance management, real estate and reinsurance. We utilize innovative technology to promote efficiency, refine risk assessment and enhance experiences for clients throughout the insurance process. As described in Change in Segment Information under Note 1 -- “Nature of Operations” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q, our recent organizational change has moved two insurance subsidiaries into one single operating segment to enhance operational efficiency and simplify financial reporting. Accordingly, we manage our operations in the following organizational segments, based on managerial emphasis and evaluation of financial and operating performances:

a)
Insurance Operations
▪
Property and casualty insurance
▪
Reinsurance and other auxiliary operations
b)
TypTap Group
▪
Insurance management services
▪
Information technology
▪
Reinsurance brokerage services
c)
Reciprocal Exchange Operations

d)
Real Estate Operations
e)
Other Operations
▪
Holding company operations

For the three months ended September 30, 2024 and 2023, revenues from insurance operations before intracompany elimination represented 82.7% and 87.6%, respectively, and revenues from TypTap Group represented 11.0% and 11.0%, respectively, of total revenues of all operating segments. For the nine months ended September 30, 2024 and 2023, revenues from insurance operations before intracompany elimination represented 84.5% and 86.9%, respectively, and revenues from TypTap Group represented 10.8% and 11.6%, respectively, of total revenues of all operating segments. At September 30, 2024 and December 31, 2023, insurance operations’ total assets represented 84.2% and 87.0%, respectively, and TypTap Group’s total assets represented 2.9% and 1.9%, respectively, of the combined assets of all operating segments. See Note 14 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Insurance Operations

Property and Casualty Insurance

We currently have two insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TypTap”). We provide various forms of residential insurance products such as homeowners insurance, fire insurance, and wind-only insurance. We are authorized to write residential property and casualty insurance in the states of Alaska, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Kansas, Kentucky, Maryland, Massachusetts, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, South Dakota, Texas, Utah, and Washington. Currently, our primary market is Florida. We utilize internally developed software technologies to drive efficiency in claim processing and claims settlements, identify profitable underwriting opportunities, generate savings and streamline operations across its insurance operations.

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

TypTap Group

TypTap Insurance Group, Inc. (“TTIG”), our majority-owned subsidiary, currently has four subsidiaries: TypTap Management Company (“TTM”), Exzeo USA, Inc., Dark Horse Re, LLC (“Dark Horse”), and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTM is responsible for managing activities such as claims processing, policyholder service/support, marketing, premium payment collection, underwriting and insurance application processing. TTM uses internally developed software technologies to drive efficiency in claim processing and claims settlements, identify profitable underwriting opportunities, generate savings and streamline operations. In addition, software is also used to analyze potential and current properties based on statistical models for catastrophic events, allowing us to pursue the optimal candidates for insurance coverage.

Insurance Management Services

TTIG’s insurance management services focus on optimizing the insurer client's operational efficiency, risk management, and regulatory compliance. These services include assisting with reinsurance arrangements, managing claims processes, and overseeing underwriting practices to ensure profitability and risk control. Additionally, they involve analyzing claims data and market trends to improve pricing models, advising on insurance policy design, and ensuring adherence to regulatory requirements.

Information Technology

Our information technology operations include a team of experienced software developers with extensive knowledge in designing and creating web-based applications. The operations, which are located in Tampa, Florida and Noida, India, are focused on developing cloud-based, innovative products and services that support in-house insurance operations as well as our third-party relationships with our insurer clients, agency partners and claim vendors. These products include SAMSTM, HarmonyTM, AtlasViewer® and ClaimColonyTM.

Reinsurance Brokerage Services

Through our recently formed subsidiary Dark Horse, we provide expert reinsurance brokerage services to help insurance companies manage risk by acting as an intermediary between the insurer client and reinsurers. We design tailored reinsurance solutions by assessing our insurer client’s risk portfolio.

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

Recent Events

On September 26, 2024, Hurricane Helene made landfall in the Big Bend area of Florida as a powerful Category 4 storm. The storm continued inland impacting Georgia, South Carolina, and North Carolina, among other states. We estimated our consolidated gross losses, including loss adjustment expenses, at $61,000,000. After anticipated reinsurance recoveries, net losses are estimated to be $40,000,000. Due to Hurricane Helene, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions was decreased by $12,369,000 during the third quarter of 2024. In addition, certain of our real estate properties held for operational and investment purposes sustained minor damage from the effects of Hurricane Helene. We maintain property insurance through third parties and expect losses from the storm to be limited to policy deductibles.

On October 10, 2024, Hurricane Milton made landfall in Florida near Siesta Key in Sarasota County as a Category 3 storm and continued across central Florida. The net loss estimate on a consolidated pre-tax basis, including loss adjustment expenses and expected reinsurance recoveries, is approximately $78,000,000. In addition, the entire balance of accrued benefits under the multi-year reinsurance contract with retrospective provisions, amounting to $50,568,000 at September 30, 2024, will be reversed with no further benefits to be accrued under the contract. The reversal will increase ceded premiums in the fourth quarter of 2024 by $50,568,000. Total impact to operating results of the fourth quarter of 2024 will be approximately $128,568,000.

On October 22, 2024, our insurance subsidiaries assumed approximately 42,000 policies from Citizens, representing approximately $200 million in annualized premiums written.

On October 23, 2024, we granted 58,300 restricted shares of common stock to our employees. The shares will vest equally over a service period of four years from the grant date. The grant date fair value per share was $113.40.

On October 24, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 20, 2024 to stockholders of record on November 15, 2024.

On November 8, 2024, Tailrow Funding, LLC, a wholly owned subsidiary of HCI, acquired a $25,000,000 surplus note issued by Tailrow Insurance Exchange, a Florida-domiciled reciprocal insurance exchange awaiting approval to offer residential insurance coverage.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023 (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Gross premiums earned	$265,518	$188,308	$785,723	$550,322
Premiums ceded	(109,694)	(66,152)	(254,513)	(203,051)
Net premiums earned	155,824	122,156	531,210	347,271
Net investment income	13,714	9,384	44,662	35,893
Net realized investment gains (losses)	2,846	(207)	3,058	(1,586)
Net unrealized investment gains (losses)	657	(1,041)	3,825	385
Policy fee income	1,229	1,092	3,337	3,651
Other income	1,047	260	2,084	2,386
Total revenue	175,317	131,644	588,176	388,000
Expenses
Losses and loss adjustment expenses	105,736	66,726	263,982	189,181
Policy acquisition and other underwriting expenses	26,104	22,768	71,695	68,106
General and administrative personnel expenses	19,175	13,864	52,920	41,638
Interest expense	3,421	2,827	10,022	8,295
Other operating expenses	6,801	5,371	22,021	17,290
Total expenses	161,237	111,556	420,640	324,510
Income before income taxes	14,080	20,088	167,536	63,490
Income tax expense	4,688	4,419	44,089	15,146
Net income	9,392	15,669	123,447	48,344
Net income attributable to noncontrolling interests	(3,710)	(2,512)	(16,078)	(7,406)
Net income after noncontrolling interests	$5,682	$13,157	$107,369	$40,938
Ratios to Net Premiums Earned:
Loss Ratio	67.86%	54.62%	49.69%	54.48%
Expense Ratio (excluding interest expense)	33.42%	34.38%	27.60%	36.58%
Combined Ratio (excluding interest expense)	101.28%	89.00%	77.30%	91.06%
Ratios to Gross Premiums Earned:
Loss Ratio	39.82%	35.43%	33.60%	34.38%
Expense Ratio (excluding interest expense)	19.61%	22.31%	18.66%	23.08%
Combined Ratio (excluding interest expense)	59.43%	57.74%	52.26%	57.46%
Earnings Per Share Data:
Basic	$0.54	$1.53	$10.42	$4.76
Diluted	$0.52	$1.34	$8.59	$4.16

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Our results of operations for the three months ended September 30, 2024 reflect net income of approximately $9,392,000 or $0.52 diluted earnings per share, compared with net income of approximately $15,669,000 or $1.34 diluted earnings per share, for the three months ended September 30, 2023. The quarter-over-quarter decrease was primarily due to a $39,010,000 increase in losses and loss adjustment expenses, a $5,311,000 increase in general and administrative personnel expenses, and a $4,766,000 increase in policy acquisition, underwriting, and other operating expenses, offset by a $33,668,000 increase in net premiums earned and a $9,081,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses).

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended September 30, 2024 and 2023 were approximately $265,518,000 and $188,308,000, respectively. The $77,210,000 increase was primarily attributable to the policies assumed from Citizens and premium rate increases. HCPCI gross premiums earned were $139,822,000 for the three months ended September 30, 2024 compared with $102,075,000 for the three months ended September 30, 2023. TypTap gross premiums earned were $108,266,000 for the three months ended September 30, 2024 compared with $86,233,000 for the same comparative period in 2023. Gross premiums earned from reciprocal exchange operations were $17,430,000 for the three months ended September 30, 2024 as opposed to $0 for the three months ended September 30, 2023.

Premiums Ceded for the three months ended September 30, 2024 and 2023 were approximately $109,694,000 and $66,152,000, respectively, representing 41.3% and 35.1%, respectively, of gross premiums earned. The $43,542,000 increase was primarily attributable to increased reinsurance coverage due to growth in the number of policies in force and total insured value, together with the reversal of $12,369,000 of previously accrued benefits related to retrospective provisions due to the effects of Hurricane Helene. See Note 11 -- “Reinsurance” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information on the benefit adjustment.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts. For the three months ended September 30, 2024, premiums ceded included an increase of $7,707,000 related to retrospective provisions as opposed to a decrease of $6,993,000 for the three months ended September 30, 2023. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the three months ended September 30, 2024 and 2023 totaled approximately $160,685,000 and $132,113,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2024 primarily resulted from an increase in premiums written resulting from increased policies in force, offset by increased premiums ceded to reinsurers as described above. We had approximately 235,000 policies in force at September 30, 2024 as compared with approximately 194,000 policies in force at September 30, 2023.

Net Premiums Earned for the three months ended September 30, 2024 and 2023 were approximately $155,824,000 and $122,156,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended
	September 30,
	2024	2023
Net Premiums Written	$160,685	$132,113
Increase in Unearned Premiums	(4,861)	(9,957)
Net Premiums Earned	$155,824	$122,156

Net Investment Income for the three months ended September 30, 2024 and 2023 was approximately $13,714,000 and $9,384,000, respectively. The $4,330,000 increase was primarily attributable to a $4,405,000 increase in interest income from cash, cash equivalents and available-for-sale fixed-maturity securities. See Net Investment Income under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Gains for the three months ended September 30, 2024 were approximately $2,846,000 as opposed to net realized investment losses of approximately $207,000 for the three months ended September 30, 2023. The increase was primarily attributable to net realized gains of approximately $2,843,000 from sales of fixed-maturity and equity securities during the three months ended September 30, 2024 as opposed to net realized losses of approximately $207,000 from sales of these securities during the corresponding period in 2023.

Net Unrealized Investment Income for the three months ended September 30, 2024 was approximately $657,000 as opposed to net unrealized investment losses of approximately $1,041,000 for the three months ended September 30, 2023. The increase was primarily attributable to an overall improvement in the equity market compared with the three months ended September 30, 2023.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $105,736,000 and $66,726,000 for the three months ended September 30, 2024 and 2023, respectively. The increase is due to net losses of $40,000,000 from Hurricane Helene, $6,500,000 from Hurricane Debby, and losses attributable to a greater number of policies in force. The increase was offset by favorable prior period development in 2024 of $4,774,000 as opposed to $8,105,000 in upward adjustments to prior period loss reserves in 2023. In addition, the third quarter of 2023 included $6,500,000 of losses from Hurricane Idalia. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended September 30, 2024 and 2023 were approximately $26,104,000 and $22,768,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. The increase in amortized costs was primarily due to increased premiums in force from the insurance and reciprocal exchange operations.

General and Administrative Personnel Expenses for the three months ended September 30, 2024 and 2023 were approximately $19,175,000 and $13,864,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter increase of $5,311,000 was primarily attributable to a decrease in recovered payroll costs, an increase in stock-based compensation expense, an increase in employee incentive bonuses, and an increase in employee health benefits, offset by an increase in capitalized payroll costs.

Interest Expense for the three months ended September 30, 2024 and 2023 was approximately $3,421,000 and $2,827,000, respectively. The increase was primarily attributable to interest expense related to the revolving credit facility, partially offset by decreased interest expense resulting from the conversion and redemption of the 4.25% Convertible Senior Notes in March 2024.

Income Tax Expense for the three months ended September 30, 2024 and 2023 was approximately $4,688,000 and $4,419,000, respectively, for state, federal, and foreign income taxes, resulting in effective tax rates of 33.3% and 22.0%, respectively. The increase in the effective tax rate was primarily attributable to a lower prior year effective tax rate resulting from the release of valuation allowance during 2023 and a higher effective tax rate resulting from certain non-deductible compensation expense for the third quarter of 2024.

Ratios:

The loss ratio applicable to the three months ended September 30, 2024 (losses and loss adjustment expenses incurred related to net premiums earned) was 67.9% compared with 54.6% for the three months ended September 30, 2023. The increase was primarily attributable to the increase in losses and loss adjustment expenses due to Hurricane Helene and Hurricane Debby.

The expense ratio applicable to the three months ended September 30, 2024 (defined as total expenses excluding losses and loss adjustment expenses and interest expense related to net premiums earned) was 33.4% compared with 34.4% for the three months ended September 30, 2023. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned.

The combined ratio (total of all expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended September 30, 2024 was 101.3% compared with 89.0% for the three months ended September 30, 2023. The increase in 2024 was attributable to the factors described above.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Our results of operations for the nine months ended September 30, 2024 reflect net income of approximately $123,447,000 or $8.59 diluted earnings per share, compared with net income of approximately $48,344,000 or $4.16 diluted earnings per share, for the nine months ended September 30, 2023. The period-over-period increase was primarily due to a $183,939,000 increase in net premiums earned and a $16,853,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses), offset by a $74,801,000 increase in losses and loss adjustment expenses, a $11,282,000 increase in general and administrative personnel expenses, and a $8,320,000 increase in policy acquisition, underwriting, and other operating expenses.

Revenue

Gross Premiums Earned on a consolidated basis for the nine months ended September 30, 2024 and 2023 were approximately $785,723,000 and $550,322,000, respectively. The $235,401,000 increase was primarily attributable to the policies assumed from Citizens and premium rate increases. Gross premiums earned from insurance policies assumed were $164,381,000 for the nine months ended September 30, 2024 compared with $7,163,000 for the nine months ended September 30, 2023. HCPCI gross premiums earned were $432,795,000 for the nine months ended September 30, 2024 compared with $291,406,000 for the nine months ended September 30, 2023. TypTap’s gross premiums earned were $319,069,000 compared with $258,916,000 for the same comparative period in 2023. Gross premiums earned from reciprocal exchange operations were $33,859,000 for the nine months ended September 30, 2024 as opposed to $0 for the nine months ended September 30, 2023.

Premiums Ceded for the nine months ended September 30, 2024 and 2023 were approximately $254,513,000 and $203,051,000, respectively, representing 32.4% and 36.9%, respectively, of gross premiums earned. The $51,462,000 increase was primarily attributable to increased reinsurance coverage due to growth in the number of policies in force and total insured value and the reversal of previously accrued benefits as described earlier.

For the nine months ended September 30, 2024, premiums ceded included a decrease of $6,279,000 related to retrospective provisions compared with a decrease of $20,979,000 for the nine months ended September 30, 2023. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the nine months ended September 30, 2024 and 2023 totaled approximately $577,754,000 and $375,051,000, respectively. The increase in 2024 primarily resulted from the factors described earlier.

Net Premiums Earned for the nine months ended September 30, 2024 and 2023 were approximately $531,210,000 and $347,271,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net Premiums Written	$577,754	$375,051
Increase in Unearned Premiums	(46,544)	(27,780)
Net Premiums Earned	$531,210	$347,271

Net Investment Income for the nine months ended September 30, 2024 and 2023 was approximately $44,662,000 and $35,893,000, respectively. The $8,769,000 increase was attributable to a $13,276,000 increase in interest income from cash, cash equivalents, and available-for-sale fixed-maturity securities, offset by a $4,518,000 decrease in income from real estate investments. See Net Investment Income under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Gains for the nine months ended September 30, 2024 were approximately $3,058,000 as opposed to net realized investment losses of approximately $1,586,000 for the nine months ended September 30, 2023. The increase was primarily attributable to net realized gains of approximately $3,055,000 from sales of fixed-maturity and equity securities during the nine months ended September 30, 2024 as opposed to net realized losses of approximately $1,539,000 from sales of these securities during the corresponding period in 2023.

Net Unrealized Investment Gains for the nine months ended September 30, 2024 and 2023 were approximately $3,825,000 and $385,000, respectively. The increase was primarily attributable to an overall improvement in the equity market compared with the nine months ended September 30, 2023.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $263,982,000 and $189,181,000 for the nine months ended September 30, 2024 and 2023, respectively. The increase is due to net losses of $40,000,000 from Hurricane Helene, $6,500,000 from Hurricane Debby, and losses attributable to a greater number of policies in force. The increase was offset by less prior period development in 2024 compared to 2023 by $12,850,000. In addition, the nine months ended September 30, 2023 included $6,500,000 of losses from Hurricane Idalia. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the nine months ended September 30, 2024 and 2023 were approximately $71,695,000 and $68,106,000 on a consolidated basis, respectively. The increase in amortized costs was primarily due to increased premiums in force and higher amortized costs attributable to the accelerated transition of United policies during 2023, offset by lower policy acquisition costs in Florida resulting from lower commissions.

General and Administrative Personnel Expenses for the nine months ended September 30, 2024 and 2023 were approximately $52,920,000 and $41,638,000, respectively. The period-over-period increase of $11,282,000 was primarily attributable to lower payroll costs recoverable from reinsurers, an increase in employee incentive bonuses, an increase in stock-based compensation expense, and an increase in employee health benefits.

Interest Expense for the nine months ended September 30, 2024 and 2023 was approximately $10,022,000 and $8,295,000, respectively. The increase was primarily attributable to an increase in interest expense related to the revolving credit facility, partially offset by decreased interest expense resulting from the conversion and redemption of the 4.25% Convertible Senior Notes in March 2024.

Income Tax Expense for the nine months ended September 30, 2024 and 2023 was approximately $44,089,000 and $15,146,000, respectively, for state, federal, and foreign income taxes, resulting in effective tax rates of 26.3% and 23.9%, respectively. The increase in the effective tax rate was primarily attributable to a lower prior year effective tax rate resulting from the release of valuation allowance during 2023 and a higher effective tax rate resulting from certain non-deductible compensation expense for the third quarter of 2024.

Ratios:

The loss ratio applicable to the nine months ended September 30, 2024 (losses and loss adjustment expenses incurred related to net premiums earned) was 49.7% compared with 54.5% for the nine months ended September 30, 2023. The decrease was primarily attributable to the increase in net premiums earned, offset in part by the increase in losses and loss adjustment expenses.

The expense ratio applicable to the nine months ended September 30, 2024 (defined as total expenses excluding losses and loss adjustment expenses and interest expense related to net premiums earned) was 27.6% compared with 36.6% for the nine months ended September 30, 2023. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned, offset by the increase in general and administrative personnel expenses and the increase in other operating expenses.

The combined ratio (total of all expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the nine months ended September 30, 2024 was 77.3% compared with 91.1% for the nine months ended September 30, 2023. The decrease in 2024 was attributable to the factors described above.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at September 30, 2024:

	Maturity Date	Payment Due Date
4.75% Convertible Senior Notes*	June 2042	June 1 and December 1
4.55% Promissory Note	Through August 2036	1st day of each month
5.50% Promissory Note	Through July 2033	1st day of each month
Finance leases	Through October 2024	October 15
Revolving credit facility	Through November 2028	January 1, April 1, July 1, October 1

*	At the option of the noteholders, we may be required to repurchase for cash all or any portion of the notes on June 1, 2027, June 1, 2032 or June 1, 2037.

See Note 10 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. At September 30, 2024, there was an aggregate unfunded capital balance of $3,255,000. See Limited Partnership Investments under Note 4 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

Sources and Uses of Cash

Cash Flows for the Nine Months Ended September 30, 2024

Net cash provided by operating activities for the nine months ended September 30, 2024 was approximately $257,129,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $73,927,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $205,062,000 was primarily due to the purchases of fixed-maturity and equity securities of $728,775,000, the purchases of real estate investments of $14,181,000, the purchases of property and equipment of $2,991,000, and additional investments in limited partnership interests of $1,204,000, offset by the proceeds from calls, repayments and maturities of fixed-maturity securities of $410,207,000, the proceeds from sales of fixed-maturity and equity securities of $129,112,000, and distributions received from limited partnership investments of $2,760,000. Net cash used in financing activities totaled $69,701,000, which was primarily due to the redemption of redeemable noncontrolling interests of $100,000,000, $12,354,000 of cash dividend payments, cash dividends paid to redeemable noncontrolling interests of $2,923,000, $1,037,000 of share repurchases, purchases of noncontrolling interests of $480,000, redemption of promissory notes of $466,000, and repayments of long-term debt of $387,000, offset by net borrowing under the line of credit agreement of $46,000,000 and net contribution from noncontrolling interests of $2,045,000.

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

At September 30, 2024, we had $724,564,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 21 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At September 30, 2024, $531,072,000 of the total $612,354,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $81,282,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At September 30, 2024, $56,208,000 of the $81,282,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves increased from $585,073,000 at December 31, 2023 to $612,354,000 at September 30, 2024. The $27,281,000 increase is comprised of $198,436,000 in reserves established for 2024 loss year, including $61,000,000 specific to Hurricane Helene, offset by reductions in our catastrophe Reserves of $79,615,000 primarily specific to Hurricane Ian and Hurricane Irma, and reductions in our non-catastrophe Reserves of $52,597,000 for 2023 and $38,943,000 for 2022 and prior loss years. The Reserves established for 2024 claims are primarily driven by an allowance for those claims that have been incurred but not reported to the company as of September 30, 2024. The decrease of $171,155,000 specific to our 2023 and prior loss-years reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at September 30, 2024 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

Due to Hurricane Helene, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions was decreased by $12,369,000 during the third quarter of 2024. For the three months ended September 30, 2024, we derecognized $7,707,000 of accrued benefits. For the nine months ended September 30, 2024, we accrued benefits of $6,279,000. For the three and nine months ended September 30, 2023, we accrued benefits of $6,993,000 and $20,979,000, respectively. The accrual of benefits was recognized as a reduction in ceded premiums.

As of September 30, 2024, we had $50,568,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreements.

We believe the credit risk associated with the collectability of these accrued benefits is minimal based on available information about the reinsurer’s financial position and the reinsurer’s demonstrated ability to comply with contract terms. See Note 23 -- “Subsequent Events” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on March 8, 2024. For the nine months ended September 30, 2024, there have been no other material changes with respect to any of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at September 30, 2024 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2024 (dollar amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$651,487	$(16,744)	-2.51%
200 basis point increase	657,068	(11,163)	-1.67%
100 basis point increase	662,649	(5,582)	-0.84%
100 basis point decrease	673,814	5,583	0.84%
200 basis point decrease	679,398	11,167	1.67%
300 basis point decrease	684,982	16,751	2.51%

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

The following table presents the composition of our fixed-maturity securities, by rating, at September 30, 2024 (dollar amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$78,962	12	$79,016	12
AA+, AA, AA-	557,629	84	560,355	84
A+, A, A-	14,111	2	14,104	2
BBB+, BBB, BBB-	12,968	2	13,005	2
CCC+, CC and Not rated	1,999	—	1,751	—
Total	$665,669	100	$668,231	100

Equity Price Risk

Our equity investment portfolio at September 30, 2024 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at September 30, 2024 (dollar amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Consumer	$7,995	14
Financial	7,711	14
Technology	3,571	6
Other (1)	3,416	6
	22,693	40
Mutual funds and exchange-traded funds by type:
Debt	27,541	49
Equity	6,055	11
Alternative	44	—
	33,640	60
Total	$56,333	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At September 30, 2024, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2024, our insurance subsidiaries paid dividends of $11,000,000 to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

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

10.8

Reimbursement Contract effective June 1, 2024 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.9

Reimbursement Contract effective June 1, 2024 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.10

Underlying Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.11

Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.12

Third Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.13

Third Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.14

County Weighted Industry Loss Reinsurance Contract effective July 9, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.15

Panhandle Named Storm Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.16

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.17

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.18

Layer 3B Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.19

Layer 3B Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.20

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.21

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.22

First and Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

10.23

Layer 3C Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 9, 2024.

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

HCI GROUP, INC.

November 8, 2024	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 8, 2024	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.