Form 10-K
period 2024-12-31
HCI Group, Inc.
filed 2025-02-28
CIK 1400810

sle

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024, computed by reference to the price at which the common stock was last sold on June 30, 2024, was $794,917,110.

The number of shares outstanding of the registrant’s common stock, no par value, on February 21, 2025 was 10,766,734.

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

As described in Change in Segment Information under Note 1 -- “Nature of Operations” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, our organizational change during the third quarter of 2024 has grouped all insurance subsidiaries into one single operating segment to enhance operational efficiency and simplify financial reporting. Accordingly, we manage our operations in the following organizational segments, based on managerial emphasis and evaluation of financial and operating performances:

a)
Insurance Operations
•
Property and casualty insurance
•
Reinsurance and other auxiliary operations
b)
TypTap Group
•
Insurance management services
•
Information technology
•
Reinsurance brokerage services
c)
Reciprocal Exchange Operations
d)
Real Estate Operations
e)
Other Operations
•
Attorney-in-fact services
•
Holding company operations

Insurance Operations

Property and Casualty Insurance

We currently have three insurance subsidiaries. Our active insurance subsidiaries are Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TTIC”). A third insurance subsidiary, perRisk Insurance Company, has yet to conduct its surplus lines insurance business. We use internally developed software technologies to drive efficiency in claim processing and claims settlements, identify profitable underwriting opportunities, generate savings and streamline operations across our insurance operations. In addition, software is also used to analyze potential and current properties based on statistical models for catastrophic events, allowing us to pursue the optimal candidates for insurance coverage.

Our insurance subsidiaries provide various forms of residential insurance products such as homeowners insurance, fire insurance, and wind-only insurance to homeowners, condominium owners and tenants for properties primarily located in Florida and in various states outside of Florida. We formerly provided flood insurance coverage in Florida. However, the offering of flood insurance policies was terminated in 2023 due to the reduced availability and affordability of flood reinsurance coverage. Although we conduct insurance business in many states, Florida remains our primary market.

Our insurance business has grown both organically and through strategic policy assumptions, which have been a key driver of our expansion. We have participated in legislatively mandated take-out programs, designed to reduce the state’s risk exposure by transitioning policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer, to private insurers. We selectively pursue additional assumption opportunities with Citizens when they align with our risk appetite and growth strategy. We also accepted the transfer or assumption of policies from other insurance companies in Florida and/or any other state in which we operate. The table below shows the number of policies assumed from Citizens by our insurance subsidiaries and annualized gross premiums during the last two years:

Year	Policies Assumed	Annualized Gross Premiums ('000)
2024	52,805	$315,062
2023	59,860	224,789
Total	112,665	$539,851

Reinsurance and other auxiliary operations

We have a Bermuda domiciled wholly owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”). We selectively retain risk in Claddaugh, reducing the cost of third party reinsurance. Claddaugh fully collateralizes its exposure to a ceding company by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts, however Claddaugh did not enter into any retrocession contracts for the 2024-2025 treaty year. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations include claim adjusting and processing services.

For the years ended December 31, 2024, 2023 and 2022, revenues from insurance operations before intracompany elimination represented 82.3%, 86.9% and 95.4%, respectively, of total revenues of all operating segments. At December 31, 2024 and 2023, insurance operations’ total assets represented 83.7% and 87.0%, respectively, of the combined assets of all operating segments. See Note 17 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Nature of Our Insurance Business

The nature of our business is to cover losses that may arise from, among other things, hurricanes and other catastrophic events such as tornadoes, floods and winter storms. The occurrence of any such catastrophes could have a significant adverse effect on our business, results of operations, and financial condition. To mitigate the risk associated with catastrophic events, we purchase reinsurance from other large insurance companies. Even without catastrophic events, we may incur losses and loss adjustment expenses that deviate substantially from our estimates and that may exceed our reserves, in which case our net income and capital would decrease. Our operating and growth strategies may also be impacted by regulation of our business by the State of Florida and other states in which we operate. For example, insurance regulators must approve our policy forms and premium rates as well as monitor our compliance with financial and regulatory requirements. See Item 1A, “Risk Factors,” below.

Insurance Business Strategy

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
•
Geographical expansion – We continue to pursue opportunities to further expand our business within the state of Florida and in other states to increase overall geographic diversification. HCPCI and TTIC currently have regulatory approvals to underwrite residential property and casualty insurance in various states.
•
Distribution channel – We continue to improve our relationship with independent agents through collaboration and implementation of technologies that facilitate independent agents in finding the right insurance policies for their clients. In fact, this agency relationship is essential to the organic growth of TTIC.

Seasonality of Our Insurance Business

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

Government Regulation over Insurance Business

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

Statutory Reporting and Examination

All insurance companies must file quarterly and annual statements with certain regulatory agencies in any state in which they are licensed to transact business and are subject to regular and special examinations by those agencies. The National Association of Insurance Commissioners mandates that all insurance companies be examined a minimum of once every five years. However, the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”) has the authority to conduct an examination whenever it is deemed appropriate. As of the date of issuance of this report, the FLOIR is conducting a financial examination of our insurance subsidiaries, HCPCI and TTIC, for the year ended December 31, 2023.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2024, 2023 and 2022, see Note 15 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and LAE represents estimated costs ultimately required to settle all claims for a given period. See Note 15 -- “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for the net incurred and paid loss development tables for the years 2015 through 2024 and their reconciliation to the estimated liability for losses and LAE as of December 31, 2024.

TypTap Group

TypTap Insurance Group, Inc. (“TTIG”), our majority-owned subsidiary, currently has four subsidiaries: TypTap Management Company (“TTM”), Exzeo USA, Inc., Dark Horse Re, LLC, and Cypress Tech Development Company which also owns Exzeo Software Private Limited, a subsidiary domiciled in India. TTM is responsible for managing activities such as claims processing, policyholder service/support, marketing, premium payment collection, underwriting and insurance application processing. TTM uses internally developed software technologies to drive efficiency in claim processing and claims settlements, identify profitable underwriting opportunities, generate savings and streamline operations. Our internally developed software analyzes both potential and existing properties using statistical models for catastrophic events, allowing us to pinpoint optimal candidates for insurance coverage.

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

Information Technology

TTIG's information technology operations include a team of experienced software developers with extensive knowledge in designing and creating web-based applications. Based in Tampa, Florida and Noida, India, these operations focus on delivering innovative, cloud-based products and services that support in-house operations as well as our third-party relationships with our agency partners and claim vendors. Products created thus far have been solely for use by the Company’s insurance-related subsidiaries.

SAMSTM

SAMS is an online policy administration platform. SAMS processes the full life cycle of a policy from policy quoting and issuance to agency management, cash receipts/disbursements, claims reserving and claim payments.

HarmonyTM

Harmony is the next generation policy administration platform. The innovative Harmony system easily supports multiple companies and their products. In addition to supporting the full life cycle of a policy, Harmony also provides advanced underwriting capabilities as well as a simplified user experience for quoting and binding.

ClaimColonyTM

ClaimColony is an end-to-end claims management platform used by insurance companies, third-party administrators, independent adjusters and insurance litigation services. Its unique capabilities include customizable workflows, real-time reporting, vendor management, and the ability to efficiently handle high claim volume. ClaimColony supports the entire claim lifecycle and offers rich integration capabilities with policy administration systems such as SAMS and Harmony. Additionally, ClaimColony provides accounting and bookkeeping support, for a comprehensive claims solution.

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

Reinsurance Brokerage Services

Through our subsidiary Dark Horse Re, we provide expert reinsurance brokerage services to help insurance companies manage risk by acting as an intermediary between the insurer client and reinsurers. We design tailored reinsurance solutions by assessing our insurer client’s risk portfolio.

For the years ended December 31, 2024, 2023 and 2022, revenues from TypTap Group before intracompany elimination represented 12.5%, 11.6% and 0.6%, respectively, of total revenues of all operating segments. At December 31, 2024 and 2023, TypTap Group’s total assets represented 3.6% and 1.9%, respectively, of the combined assets of all operating segments. See Note 17 -- “Segment Information” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Reciprocal Exchange Operations

Reciprocal Exchange Operations refer to the activities of consolidated variable interest entities, Condo Owners Reciprocal Exchange (“CORE”) and Tailrow Insurance Exchange (“Tailrow”). CORE provides commercial residential multiple peril insurance, while Tailrow specializes in fire and homeowners multiple peril insurance. At the reporting date, Tailrow had yet to commence its insurance operations.

A reciprocal insurance exchange is a policyholder-owned entity where members, known as subscribers, gain ownership by purchasing an insurance policy. These subscribers collectively assume one another’s risks by exchanging insurance contracts, effectively acting as both insurers and insureds. The exchange’s operations are managed by an attorney-in-fact (“AIF”) company, which oversees general administration, marketing, underwriting, accounting, policy administration, claims adjusting, and information technology.

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

Investment Properties

Our portfolio of investment properties includes two waterfront properties consisting of a total of 17.1 acres and a five-acre submerged land lease. One waterfront property contains a building structure that we currently lease to Crabby Bill’s restaurant and a marina while the second houses retail space and a marina with high and dry storage. We acquired the marina operations in connection with our purchase of the waterfront properties and we continue to operate two marinas to enhance the property values. The table below sets forth information concerning our investment properties.

	Year	Net Rentable
Description/Location	Acquired	Space (SF)	Anchor Tenant
Waterfront property Tierra Verde, Florida	2011	22,548	Tierra Verde Marina (a)
Waterfront property Treasure Island, Florida	2012	12,790	Crabby's On the Pass restaurant
Retail shopping center Riverview, Florida	2018	8,400	Thorntons, LLC
Retail shopping center Clearwater, Florida	2018	54,341	ALDI supermarket
Vacant land Tampa, Florida	2019	(b)	(b)
Vacant land under development Haines City, Florida	2023	(b)	(b)
Office buildings Tampa, Florida	2023	189,147	(b)

(a)
Affiliate.
(b)
Not applicable.

Other Operations

Attorney-in-fact services

We currently provide attorney-in-fact services through two wholly owned subsidiaries: Core Risk Managers, LLC (“CRM”) and Tailrow Risk Managers, LLC (“TRM”). Our AIF services include underwriting insurance policies, managing claims, handling financial operations, regulatory compliance and reporting, and managing investments and operational expenses.

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

Insurance operations are supported by HCI Group, Inc. and certain HCI subsidiaries. Such operational support services consist of general administration, marketing, underwriting, accounting, policy administration, claim adjusting, and information technology. In particular, we leverage our internally developed software technologies to drive efficiency in claim process and claims settlement, identify underwriting profitability, and improve satisfaction of our policyholders and agents within our insurance business.

Financial Highlights

The following table summarizes our financial performance during the years ended December 31, 2024, 2023 and 2022:

(Amounts in millions except per share amounts)	2024	2023	2022
For the year ended December 31:
Net premiums earned	$677.6	$495.9	$463.6
Total revenue	$750.1	$550.7	$499.6
Losses and loss adjustment expenses	$374.7	$254.6	$371.5
Income (loss) before income taxes	$173.4	$117.7	$(68.4)
Net income (loss)	$127.6	$89.3	$(54.6)
Net income (loss) after noncontrolling interests	$110.0	$79.0	$(58.5)
Earnings (loss) per share:
Basic	$10.59	$9.13	$(6.24)
Diluted	$8.89	$7.62	$(6.24)
Dividends per share	$1.60	$1.60	$1.60
Net cash provided by operating activities	$331.8	$230.7	$—
Cash dividends paid on common stock*	$16.6	$13.7	$15.2
At December 31:
Total investments	$874.7	$520.3	$615.6
Cash and cash equivalents	$532.5	$536.5	$234.9
Total assets	$2,230.2	$1,811.3	$1,803.3
Total liabilities	$1,761.1	$1,388.0	$1,548.5
Redeemable noncontrolling interest	$1.7	$96.2	$93.6
Total equity	$467.4	$327.2	$161.3
Common shares outstanding (in millions)	10.8	9.7	8.6

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

Employees

As of February 15, 2025, we employed a total of 552 full-time individuals. In addition, we employed 12 employees through a professional employer organization.

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

A substantial portion of our historical revenue has been generated from policies assumed from Citizens and other insurance companies, our acquisition of policies from several Florida insurance companies, and subsequent renewals of these policies. Our ability to grow our premium base may depend upon the availability of future policy assumptions and acquisitions upon acceptable terms. We cannot provide assurance that such opportunities will arise in the future.

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

HCPCI and TTIC have each obtained a Demotech rating of “A Exceptional,” which is accepted by major mortgage companies operating in the state of Florida and many other states. Mortgage companies may require homeowners to obtain property insurance from an insurance company with an acceptable A.M. Best rating, which we do not currently have. Such a requirement could prevent us from expanding our business unless we obtain such rating, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies. A downgrade or loss of our Demotech rating could result in a substantial loss of business in the event insureds move their business to insurers with a sufficient financial strength rating. A credit rating downgrade could also result in a significant reduction in the number of policies that our agency networks can sell.

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

The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks and other new product offerings. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and thus, price our products accurately, is subject to several risks and uncertainties, some of which are outside of our control, including—

•
the availability of sufficient reliable data;
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

In 2023, United Property & Casualty Insurance Company, an insurer for which we provided reinsurance, was placed into receivership by the State of Florida due to its financial insolvency. As a result, our agreements with United were terminated. Although there have been withdrawals from funds held in trust in settlement for claims and claims processing services, we cannot predict the actions a receiver might take with regards to restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on our financial position and results of operations.

Any lack of business or financial success by a reciprocal insurance exchange we manage could diminish our expected management fee revenue and damage our business reputation.

The reciprocal insurance exchanges, which we manage, may enter into the business of providing certain insurance coverage, a product and market which is new to us and for which we have limited experience. In managing this business, we could encounter unexpected challenges, including, for example, challenges in accurately assessing risk, determining appropriate pricing, and establishing adequate reserves. Although our risk of loss in connection with the reciprocal insurance exchanges is currently limited to the surplus notes, any lack of business or financial success could not only diminish the management fee revenue we expect to generate from that enterprise, but also damage our insurance management reputation and consequently diminish opportunities to generate management fee revenue from future similar enterprises as well as diminish the value of the overall HCI enterprise.

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

Legal and regulatory risks

Industry trends, such as litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, and the escalation of loss severity may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiaries.

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

Our real estate operations own various properties including marina facilities, and commercial buildings. As a result, we are subject to regulation under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and waste and the cleanup of contaminated sites. We could incur substantial costs, including remediation costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws relating to our real estate operations.

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

Governance

Cybersecurity is a critical component of our overall risk management process. Our Board of Directors oversees our cybersecurity efforts as delegated to and performed by senior management which is responsible for the identification and assessment of material risks from cybersecurity incidents. The members of management responsible for managing cybersecurity threats are HCI Group’s Director of Information Technology (IT) and its Network Security Manager, and the President of Exzeo USA, Inc., TTIG’s software development and IT company. Both the Director of IT and the President have extensive experience in managing information systems including the defense of computer networks against cyber intrusions. The Network Security Manager is dedicated to overseeing our multi-layered cybersecurity defenses and leads monthly security meetings attended by IT managers.

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

Tampa, Florida. The real estate consists of 3.39 acres of land and a four-story building with gross area of approximately 71,177 square feet and currently serves as TTIG’s corporate headquarters.

Ocala, Florida. The real estate consists of 1.6 acres of land and an office building with gross area of approximately 25,405 square feet. The facility is 100% designated as an auxiliary office for TTIG.

Investment in Real Estate

Treasure Island, Florida. The real estate consists of approximately 10 acres of waterfront property and land improvements, a restaurant and a marina facility. The marina facility is currently owned and operated by us. The restaurant facility is leased to an unrelated party that operates several restaurants in the area.

Tierra Verde, Florida. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 23,000 square feet. This marina facility is owned and operated by us. Approximately 6% of the available retail space is occupied as our marina office, 86% of the retail space is leased to non-affiliates, and the remaining space is available for lease.

Riverview, Florida. The real estate consists of 2.57 acres of land, 1.27 acres of which is leased to Thorntons, LLC, a gas station and convenience store chain. The remaining acreage contains a retail structure with 8,400 square feet of net rentable space. 100% of the rentable space is leased to non-affiliates.

Tampa, Florida. We own approximately 9 acres of undeveloped land that we acquired in February 2019.

Clearwater, Florida. The real estate consists of 6.08 acres of land and a retail building with 54,341 square feet of rentable space. Approximately 59% of the rentable space is currently leased to an ALDI supermarket. Approximately 94% of the rentable space is leased to non-affiliates and the remaining space is available for lease.

Haines City, Florida. We own approximately 6.5 acres of land that we acquired in September 2023. The land is currently being developed to contain approximately 59,000 square feet of rentable space and up to four outparcels. Leases are in place for 86% of the retail space and three outparcels, and the remaining space is available for lease.

Tampa, Florida. The property consists of three office buildings on approximately 12 acres of land, offering 189,147 square feet of rentable space for lease.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations. The lease was effective February 2022 and has an initial term of nine years.

Plantation, Florida. We lease approximately 5,700 square feet of office space for our claims related administration. The lease term is five years and three months effective March 2023.

Expense under all facility leases was $563,000, $603,000, and $1,595,000 during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Holders

As of February 20, 2025, the market price for our common stock was $117.91 and there were 252 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

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

Declaration Date	Payment Date	Date of Record	Per Share Amount
10/24/2024	12/20/2024	11/15/2024	$0.40
7/3/2024	9/20/2024	8/16/2024	$0.40
4/24/2024	6/21/2024	5/17/2024	$0.40
1/24/2024	3/15/2024	2/16/2024	$0.40
10/13/2023	12/15/2023	11/17/2023	$0.40
7/3/2023	9/15/2023	8/18/2023	$0.40
4/14/2023	6/16/2023	5/19/2023	$0.40
1/11/2023	3/17/2023	2/17/2023	$0.40

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2024. We currently have no equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	590,000	$51.54	691,846

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2019 and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
HCI Group, Inc.
Russell 2000 Index
NASDAQ Insurance Index
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Based on an initial investment of $100 on December 31, 2019
with dividends reinvested.

Recent Sales of Unregistered Securities

None.

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

Recent Events

On January 1, 2025 our 4.75% Convertible Senior Notes became convertible by all holders, as the closing share price of our common stock for 20 trading days during the final 30 trading days of the immediately preceding calendar quarter was greater than 130% of the conversion price of $80.54, thus fulfilling the conversion conditions. The notes will remain convertible at least through March 31, 2025. We plan to settle all conversions fully in common stock. The current conversion ratio is approximately 12.4166 shares of common stock per $1 principal amount of notes. In addition, we have the right to redeem the 4.75% Convertible Notes at any time after June 5, 2025, if the last reported sale price of the common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 day consecutive trading day period.

On January 14, 2025, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on March 21, 2025 to stockholders of record on February 21, 2025.

On February 18, 2025, Tailrow, a consolidated VIE, assumed polices from Citizens. As outlined in the Consent Order issued by the FLOIR, Tailrow will assume approximately 14,000 policies, representing an estimated $36,000,000 in annualized premiums written.

On February 27, 2025, TTIG filed articles of amendment to its Restated Articles of Incorporation changing its name from TypTap Insurance Group, Inc. to Exzeo Group, Inc.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2024 with the Year Ended December 31, 2023

Our results of operations for the year ended December 31, 2024 reflect net income of approximately $127,581,000, or $8.89 diluted earnings per share, compared with net income of approximately $89,257,000, or $7.62 diluted earnings per share, for the year ended December 31, 2023. The year-over-year increase was primarily attributable to a $181,676,000 increase in net premiums earned and a $17,723,000 net increase in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses), offset by a $120,129,000 increase in losses and loss adjustment expenses, a $8,580,000 increase in policy acquisition and other underwriting expenses, a $9,284,000 increase in general and administrative personnel expenses, an increase of $2,227,000 in interest expense, and a $3,384,000 increase in other operating expenses due to business growth.

Revenue

Gross Premiums Earned on a consolidated basis for the years ended December 31, 2024 and 2023 were approximately $1,083,220,000 and $765,512,000, respectively. The $317,708,000 increase in 2024 was primarily attributable to the policies assumed from Citizens as well as premium rate increases. Gross premiums earned from insurance operations were $1,036,129,000 in 2024 compared with $765,512,000 in 2023. Gross premiums earned from reciprocal exchange operations were $51,207,000 in 2024 as opposed to $0 in 2023.

Premiums Ceded for the years ended December 31, 2024 and 2023 were approximately $405,659,000 and $269,627,000, respectively, representing 37.5% and 35.2%, respectively, of gross premiums earned. Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. The $136,032,000 increase was attributable to higher reinsurance costs for the 2024-2025 contract year, increased coverage due to growth in the number of policies in force and total insured value, and the reversal of previously accrued benefits as described in Note 14 -- “Reinsurance” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K. See “Economic Impact of Reinsurance Contracts with Retrospective Provisions” under “Critical Accounting Policies and Estimates.”

Net Premiums Written for the years ended December 31, 2024 and 2023 totaled approximately $761,108,000 and $628,995,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The $132,113,000 increase in 2024 resulted primarily from an increase in gross premiums written from the assumption of Citizens insurance policies as well as premium rate increases, offset by an increase in premiums ceded. Gross premiums written from insurance operations were approximately $1,085,355,000 and $898,622,000, respectively, for 2024 and 2023. Gross premiums written by reciprocal exchange operations were approximately $81,412,000 in 2024 compared with $0 in 2023. We had approximately 271,300 policies in force at December 31, 2024 as compared with approximately 247,000 policies in force at December 31, 2023.

Net Premiums Earned for the years ended December 31, 2024 and 2023 were approximately $677,561,000 and $495,885,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Years Ended December 31,
	2024	2023
Net Premiums Written	$761,108	$628,995
Increase in Unearned Premiums	(83,547)	(133,110)
Net Premiums Earned	$677,561	$495,885

Net Investment Income for the years ended December 31, 2024 and 2023 was approximately $59,148,000 and $46,234,000, respectively. The year-over-year increase was primarily attributable to a $17,758,000 increase in interest income from cash, cash equivalents and available-for-sale fixed-maturity securities, offset by a $5,592,000 decrease in income from real estate investments. See e) Net Investment Income under Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Net Realized Investment Gains for the year ended December 31, 2024 were approximately $3,384,000 as opposed to net realized investment losses of approximately $1,996,000 for the year ended December 31, 2023. The increase was primarily attributable to net realized gains of approximately $3,384,000 from sales of fixed-maturity and equity securities in 2024 as opposed to net realized losses of approximately $1,962,000 from sales of these securities in 2023.

Net Unrealized Investment Gains for the years ended December 31, 2024 and 2023 was approximately $2,644,000 and $3,215,000, respectively. Net unrealized investment gains or losses represent the net change in the fair value of equity securities. The decrease in 2024 was primarily attributable to the sale of securities with an unrealized gain position in 2024, compared with the sale of securities with an unrealized loss position in 2023.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $374,708,000 and $254,579,000 for the years ended December 31, 2024 and 2023, respectively. The increase was attributable to net losses of $78,157,000 from Hurricane Milton, $43,000,000 from Hurricane Helene, $6,500,000 from Hurricane Debby, and losses attributable to a greater number of policies in force. The increase was offset by less prior period development in 2024 compared to 2023. Excluding the impact of the hurricanes in 2024, overall losses and loss adjustment expenses decreased when compared to 2023. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the years ended December 31, 2024 and 2023 were approximately $99,402,000 and $90,822,000, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. The overall increase was primarily attributable to increased premiums in force, offset by lower policy acquisition costs in Florida resulting from lower commissions.

General and Administrative Personnel Expenses for the years ended December 31, 2024 and 2023 were approximately $63,152,000 and $53,868,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expense, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The year-over-year increase of $9,284,000 was primarily attributable to lower payroll costs recoverable from reinsurers, an increase in stock-based compensation expense, an increase in employee health benefits, and merit increases for non-executive employees effective in late February 2024.

Interest Expense for the years ended December 31, 2024 and 2023 was approximately $13,344,000 and $11,117,000, respectively. The increase primarily resulted from an increase in interest expense related to the revolving credit facility, partially offset by decreased interest expense resulting from the conversion and redemption of the 4.25% Convertible Senior Notes in March 2024.

Income Tax Expense for the years ended December 31, 2024 and 2023 was approximately $45,846,000 and $28,393,000, respectively, for federal, state, and foreign income taxes, resulting in effective tax rates of 26.4% and 24.1%, respectively. The increase in the effective tax rate was primarily attributable to a lower prior year effective tax rate resulting from the release of valuation allowance during 2023 and a higher effective tax rate resulting from certain non-deductible compensation expense in 2024.

Ratios:

The loss ratio applicable to the year ended December 31, 2024 (losses and loss adjustment expenses incurred related to net premiums earned) was 55.3% compared with 51.3% for the year ended December 31, 2023. The increase was primarily due to the increase in losses and loss adjustment expenses, offset in part by the increase in net premiums earned.

The expense ratio applicable to the year ended December 31, 2024 (total expenses excluding losses and loss adjustment expenses and interest expense related to net premiums earned) was 27.8% compared with 33.7% for the year ended December 31, 2023. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned, offset by the increase in general and administrative personnel expenses and the increase in policy acquisition and other underwriting expenses.

The combined ratio (total of all expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2024 was 83.1% compared with 85.0% for the year ended December 31, 2023. The decrease was attributable to the factors described above.

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

Net Investment Income for the years ended December 31, 2023 and 2022 was approximately $46,234,000 and $32,447,000, respectively. The year-over-year increase was primarily attributable to a $11,963,000 increase in interest income from cash and cash equivalents and a $11,259,000 increase in income from available-for-sale fixed-maturity securities, offset by a $5,919,000 decrease in income from real estate investments and a $3,302,000 decrease in income from limited partnership investments. See e) Net Investment Income under Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $254,579,000 and $371,463,000 for the years ended December 31, 2023 and 2022, respectively. The decrease was attributable to a reduction in loss and loss adjustment expenses attributable to Hurricane Ian of approximately $58,628,000, lower losses due to lower claims and litigation frequency related to Florida policies, and less prior period development being recorded in 2023.

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

The expense ratio applicable to the year ended December 31, 2023 (total expenses excluding losses and loss adjustment expenses and interest expense related to net premiums earned) was 33.7% compared with 40.7% for the year ended December 31, 2022. The decrease in our expense ratio was primarily attributable to the increase in net premiums earned and the decrease in policy acquisition, underwriting and personnel expenses.

The combined ratio (total of all expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the year ended December 31, 2023 was 85.0% compared with 120.8% for the year ended December 31, 2022. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses, the decrease in policy acquisition, underwriting and personnel expenses, and the increase in net premiums earned.

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

Our insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and losses and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. Substantially all of our losses and loss adjustment expenses, excluding litigated claims, are fully settled and paid within approximately 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations for our indebtedness at December 31, 2024:

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

See Note 13 -- “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Under certain circumstances, we may be required to provide additional capital for the four remaining funds with expired capital commitments. At December 31, 2024, there was an aggregate unfunded capital balance of $3,255,000. See c) Limited Partnership Investments under Note 5 -- “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Investments

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities for the years ended December 31, 2024, 2023 and 2022 are summarized below.

Cash Flows for the Year Ended December 31, 2024

Net cash provided by operating activities for the year ended December 31, 2024 was approximately $331,816,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $131,593,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $260,110,000 was primarily due to the purchases of fixed-maturity and equity securities of $836,636,000, the purchases of real estate investments of $16,066,000, the purchases of property and equipment of $4,052,000, and additional investments in limited partnership interests of $1,233,000, offset by the proceeds from calls, repayments and maturities of fixed-maturity securities of $457,102,000, the proceeds from sales of fixed-maturity and equity securities of $137,170,000, and distributions received from limited partnership investments of $3,591,000. Net cash used in financing activities totaled $75,174,000, which was primarily due to the redemption of redeemable noncontrolling interests of $100,000,000, $16,598,000 of cash dividend payments, cash dividends paid to redeemable noncontrolling interests of $2,923,000, $1,037,000 of share repurchases, and repayments of long-term debt of $519,000, offset by net borrowing under the line of credit agreement of $44,000,000 and net surplus contribution from noncontrolling interests of $2,949,000.

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

At December 31, 2024, we had $774,737,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2024, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 25 -- “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Year Ended December 31, 2024
Change in Reserves	Reserves	Percentage Change in Equity, Net of Tax
-20.0%	676,720	27.14%
-15.0%	719,015	20.35%
-10.0%	761,310	13.57%
-5.0%	803,605	6.78%
Base	845,900	—
5.0%	888,195	(6.78)%
10.0%	930,490	(13.57)%
15.0%	972,785	(20.35)%
20.0%	1,015,080	(27.14)%

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

Due to the catastrophic losses caused by Hurricane Helene and Hurricane Milton during 2024, premiums ceded were increased by $44,289,000 for the year ended December 31, 2024, resulting from the reversal of benefits accrued in prior years. For the years ended

December 31, 2023 and 2022, we accrued benefits and recognized reductions in premiums ceded of $27,972,000 and $18,710,000, respectively.

As of December 31, 2024, there were no accrued benefits under such agreements. As of December 31, 2023, we had $44,289,000 of accrued benefits, the amount that would be charged to earnings in the event we experience a catastrophic loss that exceeds the coverage limit provided under such agreements.

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

Acquired Intangible Assets. Acquired intangible assets represent the fair value of consideration we paid and are estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transactions, we purchased the right, but not the obligation, to offer homeowners insurance coverage to all policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreements also contain a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. We record intangible assets based on the fair value of the consideration we paid and are estimated to pay to the seller as provided in the renewal rights agreements with the seller. We engaged a third-party valuation specialist to assist with the allocation of the renewal rights and non-compete intangible assets acquired. Uncertainty is inherent in the estimates of future payments and in the assumptions made in allocating value to separate intangible assets. Intangible assets are amortized over their estimated useful lives. Intangible assets are evaluated to ensure that there is no impairment to carrying value and no change required in the amortization period. Based on the review and the assessment, we concluded that there was no impairment related to the renewal rights intangible assets at December 31, 2024.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio at December 31, 2024 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2024 (amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$683,744	$(34,793)	-4.84%
200 basis point increase	695,334	(23,203)	-3.23%
100 basis point increase	706,931	(11,606)	-1.62%
100 basis point decrease	730,150	11,613	1.62%
200 basis point decrease	741,772	23,235	3.23%
300 basis point decrease	753,401	34,864	4.85%

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

The following table presents the composition of our fixed-maturity securities, by rating, at December 31, 2024 (amounts in thousands):

Comparable Rating	Cost or Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$54,834	8	$54,852	8
AA+, AA, AA-	635,536	88	634,800	88
A+, A, A-	14,703	2	14,507	2
BBB+, BBB, BBB-	12,463	2	12,398	2
CCC+, CC and Not rated	2,000	—	1,980	—
Total	$719,536	100	$718,537	100

Equity Price Risk

Our equity investment portfolio at December 31, 2024 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at December 31, 2024 (amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Consumer	$6,776	12
Financial	7,823	14
Technology	4,547	8
Other (1)	3,848	7
	22,994	41
Mutual funds and exchange-traded funds by type:
Debt	27,162	48
Equity	6,007	11
Alternative	37	—
	33,206	59
Total	$56,200	100

(1) Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At December 31, 2024, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

HCI Group, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Reserves for Losses and Loss Adjustment Expenses

As described in Note 2 -- “Summary of Significant Accounting Policies” and Note 15 -- “Losses and Loss Adjustment Expenses” to the consolidated financial statements, the Company’s reserves for losses and loss adjustment expenses (“LAE”) reported in the consolidated balance sheet were $845.9 million at December 31, 2024. Reserves for losses and LAE reflect management’s best estimate regarding the Company’s ultimate losses, resulting in a liability for claims that have been incurred, but not yet paid, and claims that have been incurred but not yet reported. The reserves are based on the application of actuarial techniques and other projection methodologies, taking into consideration other facts and circumstances known at the balance sheet date. The methods used by management in determining the reserves for losses and LAE are complex and subjective with various key inputs and assumptions. Judgement is required to determine the inputs and assumptions used and these can significantly impact the reserves recognized. The most significant judgments include the choice of the appropriate standard actuarial reserving methods, the selection of loss development factors that place reliance on actual historical loss experience, current claim trends, and the prevailing social, economic and legal environments, and reserves derived specific to catastrophe events.

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

Valuation of Limited Partnership Investments

As described in Note 2 -- “Summary of Significant Accounting Policies” and Note 5 -- “Investments” to the consolidated financial statements, the Company’s limited partnership investments reported in the consolidated balance sheet were $20.8 million at December 31, 2024. For the investments with ownership interest at five percent or less, the Company uses the net asset value method to estimate the fair value of these investments. Due to a reporting lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated and a significant adverse impact on the net asset value is expected as a result of a major economic event. The methods used by management in determining if an adjustment to the Company’s most recent share of net asset value is necessary are complex and subjective based on the judgment that is required to determine the key inputs and assumptions which can significantly impact the adjustments recognized.

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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2013.

Charlotte, North Carolina

February 28, 2025

Report of Independent Registered Public Accounting Firm on Internal Control

To the Shareholders, Board of Directors, and Audit Committee

HCI Group, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited HCI Group, Inc. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company for each of the three years in the period ended December 31, 2024, and our report dated February 28, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Forvis Mazars, LLP

Charlotte, North Carolina

February 28, 2025

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2024	2023
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $719,536 and $387,687, respectively and allowance for credit losses: $0 and $0, respectively)	$718,537	$383,238
Equity securities, at fair value (cost: $52,030 and $44,011, respectively)	56,200	45,537
Limited partnership investments	20,802	23,583
Real estate investments	79,120	67,893
Total investments	874,659	520,251
Cash and cash equivalents (a)	532,471	536,478
Restricted cash (a)	3,714	3,287
Receivable from maturities of fixed-maturity securities	—	91,085
Accrued interest and dividends receivable	6,008	3,507
Income taxes receivable (a)	463	—
Deferred income taxes, net (a)	72	512
Premiums receivable, net (allowance: $5,891 and $3,152, respectively) (a)	50,582	38,037
Assumed premiums receivable	—	19,954
Prepaid reinsurance premiums (a)	92,060	86,232
Reinsurance recoverable, net of allowance for credit losses (a):
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	36,062	19,690
Unpaid losses and loss adjustment expenses (allowance: $186 and $118, respectively)	522,379	330,604
Deferred policy acquisition costs (a)	54,303	42,910
Property and equipment, net	29,544	29,251
Right-of-use assets – operating leases	1,182	1,407
Intangible assets, net	5,206	7,659
Funds withheld for assumed business	11,690	30,087
Other assets (a)	9,818	50,365
Total assets	$2,230,213	$1,811,316

(a)
See Note 16 for details of balances associated with variable interest entities.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	December 31,
	2024	2023
Liabilities and Equity
Losses and loss adjustment expenses (a)	$845,900	$585,073
Unearned premiums (a)	584,703	501,157
Advance premiums	18,867	15,895
Reinsurance payable on paid losses and loss adjustment expenses	2,496	3,145
Ceded reinsurance premiums payable	18,313	8,921
Assumed premiums payable (a)	2,176	850
Accrued expenses (a)	17,677	19,722
Income tax payable (a)	5,451	7,702
Deferred income taxes, net (a)	2,830	—
Revolving credit facility	44,000	—
Long-term debt	185,254	208,495
Lease liabilities – operating leases	1,185	1,408
Other liabilities (a)	32,320	35,623
Total liabilities	1,761,172	1,387,991
Commitments and contingencies (Note 25)
Redeemable noncontrolling interests (Note 21)	1,691	96,160
Equity:
Common stock (no par value, 40,000,000 shares authorized, 10,767,184 and 9,738,183 shares issued and outstanding in 2024 and 2023, respectively)	—	—
Additional paid-in capital	122,289	89,568
Retained income	331,793	238,438
Accumulated other comprehensive loss, net of taxes	(749)	(3,163)
Total stockholders’ equity	453,333	324,843
Noncontrolling interests	14,017	2,322
Total equity	467,350	327,165
Total liabilities, redeemable noncontrolling interest and equity	$2,230,213	$1,811,316

(a)
See Note 16 for details of balances associated with variable interest entities.

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue
Gross premiums earned	$1,083,220	$765,512	$724,716
Premiums ceded	(405,659)	(269,627)	(261,144)
Net premiums earned	677,561	495,885	463,572
Net investment income	59,148	46,234	32,447
Net realized investment gains (losses)	3,384	(1,996)	(1,187)
Net unrealized investment gains (losses)	2,644	3,215	(7,153)
Policy fee income	4,639	4,704	4,279
Gain from remeasurement of contingent liabilities	—	—	3,117
Other	2,675	2,628	4,488
Total revenue	750,051	550,670	499,563
Expenses
Losses and loss adjustment expenses	374,708	254,579	371,463
Policy acquisition and other underwriting expenses	99,402	90,822	104,977
General and administrative personnel expenses	63,152	53,868	56,511
Interest expense	13,344	11,117	7,768
Impairment loss	—	—	2,284
Other operating expenses	26,018	22,634	24,978
Total expenses	576,624	433,020	567,981
Income (loss) before income taxes	173,427	117,650	(68,418)
Income tax expense (benefit)	45,846	28,393	(13,815)
Net income (loss)	127,581	89,257	(54,603)
Net income attributable to redeemable noncontrolling interests (Note 21)	(10,149)	(9,370)	(9,106)
Net (income) loss attributable to noncontrolling interests	(7,479)	(853)	5,198
Net income (loss) after noncontrolling interests	$109,953	$79,034	$(58,511)

Basic earnings (loss) per share	$10.59	$9.13	$(6.24)

Diluted earnings (loss) per share	$8.89	$7.62	$(6.24)

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$127,581	$89,257	$(54,603)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	5,241	4,818	(11,355)
Call and repayment gains charged to investment income	(2)	—	—
Reclassification adjustment for net realized (gains) losses	(1,789)	1,029	429
Net change in unrealized gains (losses)	3,450	5,847	(10,926)
Deferred income taxes on above change	(864)	1,114	154
Total other comprehensive income (loss), net of income taxes	2,586	6,961	(10,772)
Comprehensive income (loss)	130,167	96,218	(65,375)
Comprehensive (income) loss attributable to noncontrolling interests	(7,652)	(1,091)	5,586
Comprehensive income (loss) after noncontrolling interests	$122,515	$95,127	$(59,789)

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Year Ended December 31, 2024

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Loss,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2023	9,738,183	$—	$89,568	$238,438	$(3,163)	$324,843	$2,322	$327,165
Net income	—	—	—	119,427	—	119,427	8,154	127,581
Net income attributable to redeemable noncontrolling interests	—	—	—	(9,474)	—	(9,474)	(675)	(10,149)
Total other comprehensive income, net of income taxes	—	—	—	—	2,414	2,414	172	2,586
Cashless exercise of common stock warrants	386,267	—	—	—	—	—	—	—
Issuance of restricted stock	269,200	—	—	—	—	—	—	—
Forfeiture of restricted stock	(5,175)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(10,378)	—	(1,036)	—	—	(1,036)	—	(1,036)
Conversion of senior notes to common stock	389,087	—	23,449	—	—	23,449	—	23,449
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	2,786	2,786
Common stock dividends ($1.60 per share)	—	—	—	(16,598)	—	(16,598)	—	(16,598)
Stock-based compensation	—	—	6,922	—	—	6,922	—	6,922
Deemed dividend on warrant modification	—	—	3,386	—	—	3,386	—	3,386
Subscriber surplus contribution	—	—	—	—	—	—	1,258	1,258
Balance at December 31, 2024	10,767,184	$—	$122,289	$331,793	$(749)	$453,333	$14,017	$467,350

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

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss) after noncontrolling interests	$109,953	$79,034	$(58,511)
Net income attributable to noncontrolling interests	17,628	10,223	3,908
Net income (loss)	127,581	89,257	(54,603)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,189	9,348	15,107
Net accretion of discount on investments in fixed-maturity securities	(3,414)	(4,497)	(961)
Depreciation and amortization	4,299	8,184	8,010
Deferred income tax expense (benefit)	2,406	(1,102)	(9,881)
Net realized investment (gains) losses	(3,384)	1,996	1,187
Net unrealized investment (gains) losses	(2,644)	(3,215)	7,153
Credit loss expense - reinsurance recoverable	68	(336)	364
Net income from unconsolidated joint venture	—	—	(495)
Distributions received from unconsolidated joint venture	—	—	489
Net income from limited partnership interests	(597)	(661)	(3,963)
Distributions received from limited partnership interests	1,020	1,148	3,001
Impairment loss	—	—	2,284
Loss on extinguishment of debt	—	177	—
Gain on involuntary conversion	—	—	(13,402)
Gain on sale of real estate investments	—	(8,811)	(376)
Gain from remeasurement of contingent liabilities	—	—	(3,117)
Foreign currency remeasurement loss	133	60	108
Other non-cash items	308	158	(47)
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(2,501)	(1,555)	(1,599)
Income taxes	(2,714)	10,509	1,277
Premiums receivable, net	(12,545)	(3,039)	33,159
Assumed premiums receivable	19,954	(19,954)	—
Prepaid reinsurance premiums	(5,828)	(19,605)	(40,272)
Reinsurance recoverable	(208,215)	338,401	(612,073)
Deferred policy acquisition costs	(11,393)	2,612	12,173
Funds withheld for assumed business	18,397	18,685	24,944
Other assets	40,488	(19,893)	(15,581)
Losses and loss adjustment expenses	260,827	(278,692)	626,600
Unearned premiums	83,546	133,110	1,303
Advance premiums	2,972	(2,692)	4,816
Reinsurance payable on paid losses and loss adjustment expenses	(649)	(5,461)	4,589
Ceded reinsurance premiums payable	9,392	(8,725)	(1,672)
Assumed premiums payable	1,326	850	—
Reinsurance recovered in advance on unpaid losses	—	(19,863)	19,863
Accrued expenses and other liabilities	2,794	14,264	(8,397)
Net cash provided by (used in) operating activities	331,816	230,658	(12)

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Dollar amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from investing activities:
Investments in limited partnership interests	(1,233)	(1,483)	(1,967)
Distributions received from limited partnership interests	3,591	3,115	5,360
Distributions received from unconsolidated joint venture	—	18	351
Purchase of property and equipment	(4,052)	(6,502)	(6,341)
Purchase of real estate investments	(16,066)	(21,405)	(841)
Purchase of intangible assets	—	(1,786)	(3,800)
Purchase of fixed-maturity securities	(804,037)	(332,152)	(614,843)
Purchase of equity securities	(32,599)	(20,501)	(22,887)
Purchase of short-term and other investments	—	(81)	(42)
Compensation received for property relinquished through eminent domain	—	—	14,500
Proceeds from sales of property and equipment	14	—	—
Proceeds from sales of real estate investments	—	21,746	667
Proceeds from sales of fixed-maturity securities	111,374	22,326	11,716
Proceeds from calls, repayments and maturities of fixed-maturity securities	457,102	328,719	151,415
Proceeds from sales of equity securities	25,796	12,202	31,605
Proceeds from sales, redemptions and maturities of short-term and other investments	—	53	570
Net cash (used in) provided by investing activities	(260,110)	4,269	(434,537)
Cash flows from financing activities:
Cash dividends paid	(16,598)	(13,719)	(15,233)
Cash dividends received under share repurchase forward contract	—	—	76
Net borrowing (repayment) under revolving credit facility	44,000	—	(15,000)
Net proceeds from issuance of common stock	—	84,572	—
Cash dividends paid to redeemable noncontrolling interests	(2,923)	(6,763)	(5,508)
Proceeds from issuance of long-term debt	—	12,000	172,500
Net surplus contribution from subscribers	2,949	—	—
Repayment of long-term debt	(519)	(562)	(1,009)
Redemption of long-term debt	(466)	(6,895)	—
Repurchases of common stock	(1,037)	(784)	(71,242)
Repurchases of common stock under share repurchase plan	—	—	(17,070)
Redemption of redeemable noncontrolling interests	(100,000)	—	—
Purchase of noncontrolling interests	(481)	(354)	(406)
Debt issuance costs	(99)	(378)	(6,041)
Net cash (used in) provided by financing activities	(75,174)	67,117	41,067
Effect of exchange rate changes on cash	(112)	(42)	(98)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,580)	302,002	(393,580)
Cash, cash equivalents, and restricted cash at beginning of year	539,765	237,763	631,343
Cash, cash equivalents, and restricted cash at end of year	$536,185	$539,765	$237,763

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Dollar amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$54,110	$19,045	$146
Cash paid for interest	$12,666	$9,248	$6,155
Non-cash investing and financing activities:
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	$2,586	$6,961	$(10,772)
Payable on purchases of equity securities	$—	$379	$—
Receivable from maturities of fixed-maturity securities	$—	$91,085	$—
Conversion of 4.25% Convertible Senior Notes	$23,450	$—	$—
Purchase of real estate investments and intangible assets:
Assumed liability	$—	$4	$—
Acquisition of intangibles:
Contingent consideration payable	$—	$—	$1,069

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TTIC”). Both HCPCI and TTIC are authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida and in other states. A third insurance subsidiary, perRisk Insurance Company (“perRisk”), is domiciled in Arizona and has not yet commenced its surplus lines insurance business. The operations of insurance subsidiaries are supported by HCI Group, Inc. and certain entities within the consolidated group. The Company emphasizes the use of internally developed technologies to collect and analyze claims and other supplemental data to assist in the underwriting process and generate savings as well as efficiency for the operations of the insurance subsidiaries and other insurance-related businesses. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the business of owning and leasing real estate and operating marina facilities.

In October 2023, the Company incorporated a new subsidiary, Core Risk Managers, LLC (“CRM”), in the state of Florida. Its sole purpose is to conduct daily operations on behalf of Condo Owners Reciprocal Exchange (“CORE”) under an attorney-in-fact agreement. CORE, a reciprocal insurance exchange, was organized in November 2023 to offer commercial residential multiple peril insurance products. In November 2024, the Company's newly incorporated subsidiary Tailrow Risk Managers, LLC (“TRM”), entered into an attorney-in-fact agreement with Tailrow Insurance Exchange (“Tailrow”), a Florida domiciled reciprocal insurance exchange, to provide policy management and administrative services. Tailrow was authorized to write fire and homeowners multiple peril lines of insurance. At the reporting date, Tailrow had not commenced insurance operations. Although the Company does not have any equity interest in CORE and Tailrow, the Company is required to consolidate both reciprocal insurance exchanges as their primary beneficiary. See Note 16 -- “Variable Interest Entities” for additional information.

Insurance Business Outside Florida

The Company currently provides property insurance in the northeast and southeast regions of the United States. Northeast states include Connecticut, New Jersey, Massachusetts, and Rhode Island (collectively “Northeast Region”). Southeast states include Georgia, North Carolina, and South Carolina (collectively "Southeast Region”). Business in these regions was initially assumed under the quota share reinsurance agreements from United Property & Casualty Insurance Company, an insurance subsidiary of United Insurance Holdings Corporation (“United”). In February 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency. Under the renewal rights agreements in connection with the assumed business, these United policies were renewed and/or replaced by the Company between December 2021 and March 2023.

Citizens Assumption

From time to time, the Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. During the year ended December 31, 2024, approximately 52,800 policies were assumed, representing approximately $315,100 in annualized gross written premiums, whereas for the year ended December 31, 2023, approximately 60,000 policies were assumed, representing approximately $224,800 in annualized gross written premiums.

Change in Segment Information

On July 1, 2024, HCI entered into a Stock Purchase Agreement (“Purchase Agreement”) with TypTap Insurance Group, Inc. (“TTIG”), its majority-owned subsidiary. Pursuant to the Purchase Agreement, TTIG transferred to HCI 2,500,000 shares of TTIC's $1.00 par value common stock which represented all of the issued and outstanding capital stock of TTIC. In exchange, HCI agreed to consider three promissory notes issued by TTIG, totaling $117,994 in principal, as fully repaid with the exception of a 2.00% promissory note due June 1, 2025. This promissory note remained in effect with its principal balance reduced from $40,000 to $2,994 until it was repaid in November 2024. As this was a transaction between entities under common control with no ultimate change in control of TTIC, the purchase was accounted for as a common control transaction. The net assets of TTIC were derecognized by TTIG and recognized by HCI at their carrying amounts on the date of the purchase. The difference between the consideration transferred and the carrying amounts of the net assets was recognized in equity. As there was no change in HCI’s ownership percentage in TTIG, the change in noncontrolling interests in TTIG was charged to noncontrolling interest expense. This organizational change was implemented to align all insurance operations under a single operating segment under the Company’s direct control, allowing TTIG to primarily focus on its industry-leading technology and insurance management activities as an insurance solutions provider.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

As a result of this transaction, the former HCPCI Insurance Operations segment is changed to the Insurance Operations segment. TTIC’s financial information is now included in this segment, allowing for the presentation of all insurance operations under a single segment. With this change, the Company now conducts its operations through five reportable segments: 1) insurance operations, 2) TypTap Group, 3) reciprocal exchange operations, 4) real estate operations, and 5) corporate and other. See Note 17 -- “Segment Information” for additional information.

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

Cash and Cash Equivalents. The Company considers all short-term highly liquid investments with original maturities of less than three months to be cash and cash equivalents. At December 31, 2024 and 2023, cash and cash equivalents consisted of cash on deposit with financial institutions and securities brokerage firms, and certificates of deposit.

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

For paid reinsurance recoverable which is due within 90 days after billing, the Company will rely heavily on each reinsurer’s credit rating, recent financial condition, and historical collection problems, if any, in determining the expected credit loss. For risk attributable to disagreements between an insurer and reinsurer regarding a difference in interpretation of provisions in a reinsurance agreement (“dispute risk”), the Company will continue to use an incurred loss method to estimate losses. At December 31, 2024, there was no dispute risk associated with the reinsurance recoverable balance.

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

If the contract is or contains a lease and the Company has the right to control the use of the identified asset, the right-of-use (“ROU”) asset and the lease liability is measured from the lease component of the contract and recognized on the consolidated balance sheet. In measuring the lease liability, the Company uses its incremental borrowing rate for a loan secured by a similar asset that has a term similar to the lease term to discount the lease payments. The contract is further evaluated to determine the classification of the lease as to whether it is finance or operating. If the lease is a finance lease, the ROU asset is depreciated to depreciation expense over the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

shorter of the useful life of the asset or the lease term. Interest expense is recorded in connection with the lease liability using the effective interest method. If the lease is an operating lease, the ROU asset is amortized to lease expense on a straight-line basis over the lease term. For the presentation of finance leases on the Company’s consolidated balance sheets, ROU assets and corresponding lease liabilities are included with property and equipment, net, and long-term debt, respectively. For the presentation of operating leases on the Company’s consolidated balance sheets, ROU assets are presented as right-of-use assets – operating leases and corresponding lease liabilities are reflected as lease liabilities – operating leases.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Redeemable Noncontrolling Interests. Redeemable noncontrolling interests represent economic interests in TTIG and CORE not held by HCI. They are presented in the temporary equity (mezzanine) section of the consolidated balance sheets.

TTIG

The interest in TTIG, present at December 31, 2023 but redeemed during the first quarter of 2024, contained rights in dividends, voting, conversion, participation, liquidation preference and redemption. The redemption feature was not solely within the control of TTIG. The interest was initially recorded at fair value and was decreased by related issuance costs. The fair value was initially estimated using a residual fair value approach. The effect of increasing dividend rates was accreted to the redeemable noncontrolling interest with a corresponding reduction in retained income. The effective interest method was used for accretion over the period of the increasing dividend rates. The carrying value of the interest was also subsequently adjusted for accrued dividends and dividend payments. The Company had the option to pay the dividends in cash or make a payment-in-kind. See Note 21 -- “Redeemable Noncontrolling Interests” for additional information on the redemption.

Consolidated Variable Interest Entities

Consolidated variable interests (“VIEs”) include CORE and Tailrow. At the reporting date, Tailrow had yet to commence its insurance operations. The interest in VIEs represents a refundable portion of subscriber surplus contributions. In general, a reciprocal insurance exchange collects surplus contributions in addition to policy premiums from its policyholders referred to as subscribers. The purpose of the surplus contribution is to support the reciprocal insurance exchange's financial strength and lower their cost of capital. The surplus contribution made during a policy term may be returned on a pro-rata basis to a subscriber in the event of policy cancellation. As the term of an insurance policy progresses, a portion of the surplus contribution is reclassified from the redeemable noncontrolling interest to the noncontrolling interest.

Noncontrolling Interests. The Company has noncontrolling interests attributable to TTIG, CORE, and Tailrow. A noncontrolling interest arises when the Company has less than 100% of the voting rights and economic interests in a subsidiary or a consolidated variable interest entity. The noncontrolling interest in TTIG is periodically adjusted for the expensing of TTIG’s stock-based awards granted to its employees, the interest’s share of TTIG’s net income or loss attributable to common stockholders and the change in other comprehensive income or loss. The noncontrolling interest in CORE and Tailrow is periodically adjusted for the interest’s share of each reciprocal insurance exchange's net income or loss attributable to common stockholders and the reclassification of surplus contributions from refundable to nonrefundable amount.

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

At December 31, 2024 and 2023, allowances for uncollectible premiums were $5,891 and $3,152, respectively. The increase in allowances for uncollectible premiums during 2024 resulted in a $2,329 decrease in unearned premiums during the year ended December 31, 2024. The decrease in allowances for uncollectible premiums during 2023 resulted in a $2,113 increase in unearned premiums during the year ended December 31, 2023. For the year ended December 31, 2024, a decrease in earned revenues was $410 as opposed to an increase in earned revenues of $97 and a decrease in earned revenues of $180 for the years ended December 31, 2023 and 2022, respectively.

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

For a certain type of claim and in addition to the per-claim service fee, the Company is entitled to additional revenue which is determined based on a fixed percentage of the paid indemnification of the loss per claim. The revenue is recognized when the indemnification is paid by the Company.

Revenue related to claims processing services is included in other revenue in the consolidated statements of income. For the years ended December 31, 2024, 2023 and 2022, revenues from claims processing services were $0, $766 and $3,425, respectively. Amounts receivable attributable to this service were $0 for the years ended December 31, 2024 and December 31, 2023.

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

Fair Value of Financial Instruments. The carrying amounts for the Company’s cash and cash equivalents approximate their fair values at December 31, 2024 and 2023. Fair values for securities or financial instruments are based on the framework for measuring fair value established by U.S. GAAP (see Note 7 -- “Fair Value Measurements”).

Stock-Based Compensation. The Company accounts for stock-based compensation under the fair value recognition provisions of U.S. GAAP which require the measurement and recognition of compensation for all stock-based awards made to employees, non-employee directors (see Note 23 -- “Stock-Based Compensation”), and third-party award recipients based on estimated fair values. In accordance with U.S. GAAP, the fair value of stock-based awards granted to employees and non-employee directors is generally recognized as compensation expense over the requisite service period, which is defined as the period during which a recipient is required to provide service in exchange for an award. Forfeitures of the Company’s stock-based awards are accounted for as they occur. The Company uses a straight-line attribution method for all grants that include only a service-based vesting condition. Restricted stock grants with market-based vesting conditions are expensed over the derived service period. Expensing market-based awards may be expedited if the conditions are met sooner than anticipated. Restricted stock granted by a subsidiary to an employee of the parent company is accounted for as a dividend to the parent, which recognizes the compensation expense. For awards granted to third-party recipients, the cost of the grant is recognized in the same period(s) and in the same manner as if the Company had paid cash. The Company’s outstanding stock-based awards include stock options, warrants, and restricted stock awards with service and market-based vesting conditions. Compensation expense related to all awards granted to employees and non-employee directors is included in general and administrative personnel expenses. The Company receives a windfall tax benefit for certain stock option exercises and for restricted stock awards if these awards vest at a higher value than the value used to recognize compensation expense. In the event the restricted stock awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. The Company recognizes tax windfalls and shortfalls in the consolidated statement of income.

Basic and Diluted Earnings Per Common Share. Basic earnings or loss per common share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. U.S. GAAP requires the inclusion of restricted stock as participating securities since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. In addition, the intrinsic value of restricted stock declines when the Company experiences operating losses. As a result, holders of the Company’s restricted stock are allocated a proportional share of net income and loss determined by dividing total weighted-average shares of restricted stock by the sum of total weighted-average common shares and shares of restricted stock (the “two-class method”). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted as well as participating equities. During loss periods, common stock equivalents such as stock options and convertible debt are excluded from the calculation of diluted loss per share, as the inclusion would have an anti-dilutive effect. See Note 20 -- “Earnings Per Share” for potentially dilutive securities at December 31, 2024, 2023 and 2022.

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

Reclassification. As a result of the transaction described in Change in Segment Information under Note 1 -- “Nature of Operations,” the Company’s previously reported segment information has been recast to conform with the current presentation. See Note 17 -- “Segment Information.”

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 3 -- Recent Accounting Pronouncements

Adopted

Accounting Standards Update No. 2023-07. In November 2023, the FASB issued Accounting Standards Update No. 2023-07 (“ASU 2023-07”) Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily by enhancing disclosures related to significant segment expenses. The Company has assessed the updated requirements and determined that its existing segmental disclosures already comply with ASU 2023-07.

Pending Adoption

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

Accounting Standards Update No. 2024-03. In November 2024, the FASB issued Accounting Standards Update No. 2024-03 (“ASU 2024-03”) Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. For public business entities, this update enhances disclosures by requiring the disaggregation of certain expense captions presented within the income statement, such as employee compensation and intangible asset amortization. In addition, the total relevant expense caption on the income statement must be reconciled to the aggregate of the separately disclosed expense categories with the difference represented by an "other items" amount which is qualitatively described. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating its impact on certain expense disclosures.

Accounting Standards Update No. 2024-04. In November 2024, the FASB issued Accounting Standards Update No. 2024-04 (“ASU 2024-04”) Debt–Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This update clarifies whether entities should apply extinguishment accounting or induced conversion accounting when recording the settlement of convertible debt instruments due to an induced conversion. ASU 2024-04 is effective for all entities for fiscal years beginning after December 15, 2025. Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that same period.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2024	2023
Cash and cash equivalents	$532,471	$536,478
Restricted cash	3,714	3,287
Total	$536,185	$539,765

At December 31, 2024, $438,415 or 82.3% of the Company’s cash and cash equivalents were deposited at four national banks and included $110,324 with two custodians. At December 31, 2023, $420,848 or 78.5% of the Company’s cash and cash equivalents were deposited at four national banks and included $62,086 with two custodians. At December 31, 2024 and 2023, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts.

In connection with the sale of the retail shopping center investment property in Melbourne, Florida as described in Note 5 -- “Investments” under d) Real Estate Investments, $87 of restricted cash was deposited in escrow in March 2023 and released in February 2024 as post-sale conditions were met.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At December 31, 2024 and 2023, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Credit Loss	Gain	Loss	Value
As of December 31, 2024
U.S. Treasury and U.S. government agencies	$688,123	$—	$2,019	$(2,726)	$687,416
Corporate bonds	30,919	—	77	(371)	30,625
Exchange-traded debt	494	—	2	—	496
Total	$719,536	$—	$2,098	$(3,097)	$718,537

As of December 31, 2023
U.S. Treasury and U.S. government agencies	$359,630	$—	$224	$(3,800)	$356,054
Corporate bonds	27,563	—	116	(975)	26,704
Exchange-traded debt	494	—	—	(14)	480
Total	$387,687	$—	$340	$(4,789)	$383,238

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2024 and 2023 are as follows:

	December 31,
	2024		2023
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Due in one year or less	$520,005	$521,301	$234,992	$234,025
Due after one year through five years	98,831	98,808	148,935	145,758
Due after five years through ten years	100,206	97,932	3,266	2,974
Due after ten years	494	496	494	481
	$719,536	$718,537	$387,687	$383,238

Securities on Deposit

The fair value of fixed-maturity securities on deposit with various regulatory authorities at December 31, 2024 and 2023 was $1,794 and $1,660, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the years ended December 31, 2024, 2023 and 2022 were as follows:

		Gross	Gross
		Realized	Realized
	Proceeds	Gains	Losses
Year ended December 31, 2024	$111,374	$1,845	$(56)
Year ended December 31, 2023	$22,326	$7	$(1,036)
Year ended December 31, 2022	$11,716	$13	$(442)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at December 31, 2024 and 2023, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2024	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(2,063)	$97,771	$(663)	$104,872	$(2,726)	$202,643
Corporate bonds	(53)	6,296	(318)	15,255	(371)	21,551
Total available-for-sale securities	$(2,116)	$104,067	$(981)	$120,127	$(3,097)	$224,194

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2023	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(22)	$3,464	$(3,778)	$181,463	$(3,800)	$184,927
Corporate bonds	(8)	1,941	(967)	19,418	(975)	21,359
Exchange-traded debt	(14)	481	—	—	(14)	481
Total available-for-sale securities	$(44)	$5,886	$(4,745)	$200,881	$(4,789)	$206,767

At December 31, 2024 and 2023, there were 56 and 65 securities, respectively, in an unrealized loss position.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $0 credit loss expense related to fixed-maturity securities in the consolidated statements of income.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At December 31, 2024 and 2023, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
December 31, 2024	$52,030	$6,427	$(2,257)	$56,200
December 31, 2023	$44,011	$3,945	$(2,419)	$45,537

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Years Ended December 31,
	2024	2023	2022
Net gains (losses) recognized	$4,239	$2,282	$(8,149)
Exclude: Net realized gains (losses) recognized for securities sold	1,595	(933)	(996)
Net unrealized gains (losses) recognized	$2,644	$3,215	$(7,153)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the years ended December 31, 2024, 2023 and 2022 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2024	$25,796	$2,229	$(634)
Year ended December 31, 2023	$12,202	$500	$(1,433)
Year ended December 31, 2022	$31,605	$2,224	$(3,220)

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

	December 31, 2024			December 31, 2023
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower- middle-market companies. (b)(c)(e)	$2,400	$—	15.37	$3,295	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	1,082	—	1.13	2,271	—	1.25
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	3,407	—	0.18	3,400	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	2,053	—	0.52	3,306	—	0.55
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	6,781	2,445	1.31	7,590	2,543	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	5,079	810	0.55	3,721	1,662	0.55
Total	$20,802	$3,255		$23,583	$4,205

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

	Years Ended December 31,
	2024	2023	2022
Operating results:
Total income*	$320,367	$1,606	$1,252,264
Total expenses	(75,566)	(71,256)	(139,174)
Net income (loss)	$244,801	$(69,650)	$1,113,090

*Includes net change in unrealized gains or losses on investments.

	December 31,
	2024	2023
Balance sheet:
Total assets	$4,118,765	$4,072,501
Total liabilities	$157,420	$220,525

For the years ended December 31, 2024, 2023 and 2022, the Company recognized net investment income of $597, $661 and $3,963, respectively. At December 31, 2024 and 2023, the Company’s net cumulative contributed capital to the partnerships existing at each respective balance sheet date totaled $20,987 and $23,346, respectively, and the Company’s maximum exposure to loss aggregated $20,801 and $23,583, respectively.

During the year ended December 31, 2024, the Company received in cash returns on investment of $1,020 and returns of capital of $3,591 compared with returns on investment of $1,148 and returns of capital of $3,115 during the year ended December 31, 2023. During the year ended December 31, 2022, the Company received total cash distributions of $8,361, representing $3,001 of returns on investment and $5,360 of returned capital.

d) Real Estate Investments

Real estate investments include land, buildings with office and retail space for lease, outparcels, and marinas. Real estate investments consist of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Land	$42,272	$42,272
Land improvements	4,843	4,387
Buildings and building improvements	18,772	18,594
Tenant and leasehold improvements	2,265	1,869
Construction in progress - Haines City	17,373	5,535
Other	1,106	1,633
Total, at cost	86,631	74,290
Less: accumulated depreciation and amortization	(7,511)	(6,397)
Real estate investments	$79,120	$67,893

Since January 1, 2023, a Tampa office building property that was previously leased to an unaffiliated company has been used in operations by the Company and serves as TTIG’s corporate headquarters. As a result, in January 2023, $8,135 was reclassified out of real estate investments to property and equipment, net on the consolidated balance sheet.

On March 31, 2023, the Company closed on its agreement to sell the retail shopping center investment property in Melbourne, Florida for a price of $18,500, and also closed on its agreement to sell the retail shopping center investment property in Sorrento, Florida for a price of $13,418. See additional information under e) Net Investment Income below.

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

On December 18, 2023, the Company entered into an agreement to purchase commercial real estate in Tampa, Florida for a price of $12,824 and, contemporaneously, the seller entered into a second contract to lease the property back from the Company at a below market rate. As a result, the below market value of $4,446 was added to the purchase price for a total cost of $17,270 before being allocated among the assets acquired under asset acquisition guidance. See Note 18 -- “Leases” for additional information.

Depreciation and amortization expense related to real estate investments was $1,113, $1,147 and $1,956, respectively, for the years ended December 31, 2024, 2023 and 2022 and was included in net investment income on the consolidated statements of income.

e) Net Investment Income

Net investment income, by source, is summarized as follows:

	Years Ended December 31,
	2024	2023	2022
Available-for-sale fixed-maturity securities	$26,423	$17,626	$6,367
Equity securities	2,329	1,551	1,204
Investment expense	(523)	(557)	(491)
Limited partnership investments	597	661	3,963
Real estate investments	4,615	10,207	16,126
Net income from unconsolidated joint venture	—	—	495
Cash and cash equivalents	25,707	16,746	4,783
Net investment income	$59,148	$46,234	$32,447

In connection with the aforementioned purchase of commercial real estate in Tampa, Florida in December 2023, the Company leased the property back to the seller for a lease term expiring on December 31, 2024. The lease was considered to be at a below market rate. The value of the below market lease was recognized as deferred rent and amortized to rental income over the lease term. In June 2024, the tenant occupying the property under a sublease agreement with the seller vacated the property. As a result, the Company derecognized the remaining deferred rent to rental income. During the year ended December 31, 2024, income from real estate investments included rental income of $2,497 resulting from such derecognition of deferred rent.

During the year ended December 31, 2023, income from real estate investments included a net gain of $6,351 from the sale of the retail shopping center investment property in Melbourne, Florida and a net gain of $2,460 from the sale of the retail shopping center investment property in Sorrento, Florida.

During the year ended December 31, 2022, income from real estate investments included a net gain of $376 resulting from the sale of one outparcel in Sorrento, Florida, $451 of income from selling the liquor license previously owned by the Company’s restaurant business which was discontinued in 2020, and a net realized gain of $13,402 resulting from the sale of 1.5 acres of land in Tampa, Florida to the Florida Department of Transportation for net proceeds of $14,500.

f) Other Investments

From time to time, the Company may invest in financial assets other than stocks, mutual funds, and bonds. For the year ended December 31, 2024, net realized gains related to other investments was $0, compared with a net realized loss of $34 and a net realized gain of $238 for the years ended December 31, 2023 and 2022, respectively.

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

	Year Ended December 31, 2024
	Before Tax	Income Tax Effect	Net of Tax
Net unrealized gains	$5,241	$1,312	$3,929
Call and repayment gains charged to investment income	(2)	—	(2)
Reclassification adjustment for net realized gains	(1,789)	(448)	(1,341)
Total other comprehensive income	$3,450	$864	$2,586

	Year Ended December 31, 2023
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized gains	$4,818	$(1,372)	$6,190
Reclassification adjustment for net realized losses	1,029	258	771
Total other comprehensive income	$5,847	$(1,114)	$6,961

	Year Ended December 31, 2022
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized losses	$(11,355)	$(263)	$(11,092)
Reclassification adjustment for net realized losses	429	109	320
Total other comprehensive loss	$(10,926)	$(154)	$(10,772)

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2024 and 2023:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2024
Financial Assets:
Cash and cash equivalents	$532,471	$—	$—	$532,471
Restricted cash	$3,714	$—	$—	$3,714
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$686,929	$487	$—	$687,416
Corporate bonds	21,358	9,267	—	30,625
Exchange-traded debt	496	—	—	496
Total available-for-sale securities	$708,783	$9,754	$—	$718,537
Equity securities	$56,200	$—	$—	$56,200

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2023
Financial Assets:
Cash and cash equivalents	$536,478	$—	$—	$536,478
Restricted cash	$3,287	$—	$—	$3,287
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$348,145	$7,909	$—	$356,054
Corporate bonds	20,267	6,437	—	26,704
Exchange-traded debt	480	—	—	480
Total available-for-sale securities	$368,892	$14,346	$—	$383,238
Equity securities	$45,537	$—	$—	$45,537

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of December 31, 2024 and 2023:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2024
Financial Liabilities:
Revolving credit facility	$44,000	$—	$44,000	$—	$44,000
Long-term debt:
4.75% Convertible Senior Notes	$169,397	$—	$266,989	$—	$266,989
5.50% Promissory Note	11,491	—	—	11,307	11,307
4.55% Promissory Note	4,366	—	—	4,043	4,043
Total long-term debt	$185,254	$—	$266,989	$15,350	$282,339

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2023
Financial Liabilities:
Long-term debt:
4.75% Convertible Senior Notes	$168,230	$—	$215,114	$—	$215,114
4.25% Convertible Senior Notes	23,916	—	34,545	—	34,545
5.50% Promissory Note	11,707	—	—	11,512	11,512
4.55% Promissory Note	4,640	—	—	4,349	4,349
Total long-term debt	$208,493	$—	$249,659	$15,861	$265,520

Note 8 -- Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to deferred policy acquisition costs:

	December 31,
	2024	2023
Beginning balance	$42,910	$45,522
Policy acquisition costs deferred	105,890	83,602
Amortization	(94,497)	(86,214)
Ending balance	$54,303	$42,910

The amount of policy acquisition costs amortized and included in policy acquisition and other underwriting expenses for the years ended December 31, 2024, 2023 and 2022 was $94,497, $86,214 and $100,669, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2024	2023
Land	$6,930	$6,930
Land improvements	146	79
Buildings and building improvements	13,103	10,299
Computer hardware and software	23,544	20,051
Office furniture and equipment	3,352	3,065
Tenant and leasehold improvements	1,049	866
Other	1,862	4,885
Total, at cost	49,986	46,175
Less: accumulated depreciation and amortization	(20,442)	(16,924)
Property and equipment, net	$29,544	$29,251

Depreciation and amortization expense for property and equipment was $3,759, $3,296 and $2,580 for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 10 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	December 31,
	2024	2023
In-place leases (a)	$2,221	$2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (b)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(7,429)	(4,976)
Intangible assets, net	$5,206	$7,659

(a)
Amortization related to the Haines City property is expected to start in March 2025.
(b)
Fully amortized.

The remaining weighted-average amortization periods for the intangible assets as of December 31, 2024 are summarized in the table below:

In-place leases	17.7 years
Policy renewal rights - United	1.3 years

In connection with the sales of the retail shopping center investment properties in Melbourne, Florida and Sorrento, Florida as described in d) Real Estate Investments under Note 5 -- “Investments,” the Company derecognized $2,200 of net intangible assets on March 31, 2023.

During the fourth quarter of 2022, management reviewed all available information pertaining to the Northeast and Southeast Regions' policies in-force to assess for possible impairment of the renewal rights intangible assets. Based on the review, the Company recognized an impairment loss of $2,284. Management conducted annual reviews of the Company's intangible assets as of December 31, 2023 and December 31, 2024 and determined that no indicators of impairment were present.

In connection with the purchase of the investment property in Haines City, Florida as described in d) Real Estate Investments under Note 5 -- “Investments,” the Company recognized $1,811 of in-place lease intangible assets on September 19, 2023.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

For the years ended December 31, 2024, 2023 and 2022, amortization expense associated with intangible assets was $2,453, $2,530 and $2,643, respectively. Amortization expense for intangible assets after December 31, 2024 is as follows:

Year	Amount
2025	$2,504
2026	852
2027	125
2028	125
2029	125
Thereafter	1,475
Total	$5,206

Note 11 -- Other Assets

The following table summarizes the Company’s other assets:

	December 31,
	2024	2023
Benefits receivable related to retrospective reinsurance contracts	$—	$44,289
Reimbursement and fees receivable under TPA service	—	629
Prepaid premium taxes	1,045	98
Prepaid brokerage fees	657	—
Other prepaid expenses	3,966	2,784
Deposits	583	409
Lease acquisition costs, net	822	833
Other	2,745	1,323
Total other assets	$9,818	$50,365

Due to the impact of Hurricane Helene and Hurricane Milton, the balance of accrued benefits under the multi-year reinsurance contract was adjusted. See Note 14 -- “Reinsurance” for a description of the adjustment to the benefits receivable related to retroactive reinsurance contracts.

Note 12 -- Revolving Credit Facility

The Company has a secured revolving credit agreement (“Credit Agreement”) with Fifth Third Bank that currently provides borrowing capacity of up to $75,000 and expires on November 3, 2028. The Credit Agreement secured by the Company’s properties was first executed in 2018 and has been amended several times thereafter. Under the current terms of the agreement, the maximum debt-to-capital ratio is set at 67.5%.

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

At December 31, 2024, the Company had $44,000 outstanding under the credit facility, which was used to partially fund the redemption of the TTIG Series A Preferred Stock held by Centerbridge Partners, L.P. (“Centerbridge”) on January 22, 2024. See Note 21 -- “Redeemable Noncontrolling Interests” for additional information. For the years ended December 31, 2024, 2023 and 2022, interest expense was $3,247, $82 and $227, respectively, including $59, $82 and $125 of amortization of issuance costs, respectively. At December 31, 2024, the Company was in compliance with all required covenants and had available borrowing capacity of $31,000.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	December 31,
	2024	2023
4.75% Convertible Senior Notes, due June 1, 2042	$172,500	$172,500
4.25% Convertible Senior Notes (a)	—	23,916
4.55% Promissory Note, due through August 1, 2036	4,419	4,700
5.50% Promissory Note, due through July 1, 2033	11,670	11,906
Finance lease liabilities	—	2
Total principal amount	188,589	213,024
Less: unamortized issuance costs	(3,335)	(4,529)
Total long-term debt	$185,254	$208,495

(a)
Notes converted or redeemed during the first quarter of 2024.

The following table summarizes future maturities of long-term debt as of December 31, 2024, which takes into consideration the assumption that the 4.75% Convertible Senior Notes are repurchased at their next earliest call date:

Year	Amount
2024	$543
2025	570
2026	173,099
2027	630
2028	662
Thereafter	13,085
Total	$188,589

Information with respect to interest expense related to long-term debt is as follows:

	Years Ended December 31,
	2024	2023	2022
Interest Expense:
Contractual interest	$8,903	$9,906	$6,835
Non-cash expense (b)	1,194	1,129	706
Total	$10,097	$11,035	$7,541

(b)
Includes amortization of debt issuance costs.

Convertible Senior Notes

The Company’s Convertible Senior Notes consist of 4.75% Convertible Senior Notes that mature June 1, 2042. In May 2022, the Company issued 4.75% Convertible Senior Notes in a private offering for an aggregate principal amount of $172,500. The net proceeds of the 4.75% Convertible Senior Notes were $166,486 after $6,014 in related issuance and transaction costs. The cash interest for the 4.75% Convertible Senior Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. In conjunction with the issuance of the 4.75% Convertible Senior Notes, the Company entered into a share repurchase agreement providing for the repurchase of shares of the Company’s common stock. See Note 22 -- “Equity” under Share Repurchase Agreement for additional information.

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

The note holders who elect to convert their Convertible Senior Notes in connection with a fundamental change as described in the indentures will be entitled to a “make-whole” adjustment in the form of an increase in the conversion rate. Upon conversion, the Company has options to satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2024, none of the conditions allowing the holders of either class of Convertible Senior Notes to convert had been met. See Note 30 -- “Subsequent Events” for additional information.

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

Embedded Redemption Feature – Put Option of the Note Holder

At the option of the holders of the 4.75% Convertible Senior Notes, the Company is required to repurchase for cash all or any portion of the 4.75% Convertible Senior Notes at par on June 1, 2027, June 1, 2032 or June 1, 2037. The Company amortizes the issuance costs associated with the 4.75% Convertible Senior Notes over the period from May 23, 2022 to June 1, 2027. As of December 31, 2024, the remaining amortization period of the debt issuance costs was expected to be 2.4 years for the 4.75% Convertible Senior Notes.

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

After receiving approval from the FLOIR in January 2023, the Company discontinued underwriting flood insurance policies in Florida. Since the approval, the Company has cancelled or not renewed the majority of its flood insurance policies. However, the Company is required to continue providing flood insurance coverage to policyholders with open claims until criteria set by the FLOIR for cancellation and non-renewal are met. The reason for discontinuation was primarily attributable to the increased costs and reduced availability of flood reinsurance. The discontinuation did not have a material impact to the Company’s results of operations.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Years Ended December 31,
	2024	2023	2022
Premiums Written:
Direct	$991,709	$762,806	$713,103
Assumed	175,058	135,816	12,916
Gross written	1,166,767	898,622	726,019
Ceded	(405,659)	(269,627)	(261,144)
Net premiums written	$761,108	$628,995	$464,875
Premiums Earned:
Direct	$866,957	$734,891	$651,455
Assumed	216,263	30,621	73,261
Gross earned	1,083,220	765,512	724,716
Ceded	(405,659)	(269,627)	(261,144)
Net premiums earned	$677,561	$495,885	$463,572

During the year ended December 31, 2024, ceded losses of $340,329 were recognized as a reduction in losses and loss adjustment expenses. Ceded losses for 2024 comprised $383,843 for Hurricane Milton, $18,000 for Hurricane Helene, $3,207 for Hurricane Sally, $446 for Tropical Storm Eta, and a $65,167 reduction in ceded losses for Hurricane Ian.

During the year ended December 31, 2023, the Company derecognized ceded losses of $94,863. This included a $104,614 reduction in ceded losses related to Hurricane Ian, partially offset by additional ceded losses of $5,416 for Hurricane Sally, $4,301 for Tropical Storm Eta, and $34 for other catastrophe and non-catastrophe claims.

During the year ended December 31, 2022, the Company recognized ceded losses of $812,623. For 2022, ceded losses related to Hurricane Ian, Hurricane Irma, Hurricane Sally, and other non-catastrophe claims were $782,071, $20,000, $10,483, and $69, respectively.

At December 31, 2024 and 2023, there were 44 and 33 reinsurers, respectively, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at December 31, 2024 and 2023 were $558,441 and $350,294, respectively. Approximately 66.0% of the reinsurance recoverable balance at December 31, 2024 was receivable from four reinsurers, one of which was the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on all available information considered in the rating-based method described in Note 2 -- “Summary of Significant Accounting Policies,” the Company recognized an increase in credit loss expense of $68 for the year ended December 31, 2024 compared with a decrease in credit loss expense of $336 and an increase in credit loss expense of $364 for the years ended December 31, 2023 and 2022, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $186 and $118 at December 31, 2024 and 2023, respectively.

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

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. As a result of Hurricane Helene and Hurricane Milton, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions, amounting to $62,937, was reversed during 2024 with no further benefits to be accrued under the contract. Prior to June 1, 2022, there were two reinsurance contracts with retrospective provisions. As a result of Hurricane Ian, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions was decreased by $12,600 in September 2022. For the year ended December 31, 2024, premiums ceded were increased by $44,289, resulting from the reversal of benefits accrued in prior years. For the years ended December 31, 2023 and 2022, the Company recognized reductions in premiums ceded of $27,972 and $18,710, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Amounts receivable pursuant to retrospective provisions are reflected in other assets. At December 31, 2024 and 2023, other assets included $0 and $44,289, respectively. In October 2022, the Company received $5,457 of premium refund under the Company’s previous two multi-year reinsurance contracts which were commuted effective May 31, 2022.

Reinsurance provided to other insurance companies

United

From 2021 to 2023, the Company provided quota share reinsurance to United on its policies in the Northeast and Southeast Regions. Quota share reinsurance provided to the Northeast Region was commuted in December 2022. For the year ended December 31, 2022, $27,488 of assumed premiums written related to the Northeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in Massachusetts and New Jersey. At December 31, 2024 and 2023, the Company had a net balance of $831 due to United related to the Northeast Region, representing ceding commission payable.

On February 27, 2023, United’s Florida-domiciled residential insurance subsidiary was placed into receivership by the State of Florida due to its financial insolvency. As a result, the Company ceased providing reinsurance and TPA services to United in March 2023. For the year ended December 31, 2023, $7,271 of assumed premiums written related to the Southeast Region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in the Southeast Region. For the year ended December 31, 2022, assumed premiums written related to the Southeast Region's insurance policies were $40,404. At December 31, 2024, the Company had a net balance of $1,438 due to United related to the Southeast Region, consisting of premiums payable of $1,712, offset by ceding commission receivable of $274. At December 31, 2023, there was a net balance of $4,203 due to United related to the Southeast Region, consisting of premiums payable of $1,712 and payable on paid losses and loss adjustment expenses of $2,765, offset by ceding commission receivable of $274.

At December 31, 2024, the Company had a net amount due to United of $2,269 and funds withheld for assumed business in trust accounts totaling $11,690 for the benefit of policies assumed from United. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

In connection with the Southeast Region quota share reinsurance provided to United by the Company, the receiver of United had requested a withdrawal of $13,482 from a trust account holding funds withheld for assumed business. The withdrawal was in settlement of unearned premiums of $7,496, losses and LAE of $2,310, claims handling fees of $4,875, and was less ceding commission of $1,199. Of the total withdrawal, the Company received $4,875 in payment for reimbursement and fees receivable under TPA service on October 26, 2023.

At December 31, 2024 and 2023, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $11,690 and $30,087, respectively.

Citizens Assumption

As described in Note 1 -- “Nature of Operations” with regards to Citizens assumptions, assumed premiums written related to Citizens policies were approximately $315,100 and $224,800 for the years ended December 31, 2024 and 2023 respectively.

The ratio of assumed premiums earned to net premiums earned for the years ended December 31, 2024, 2023 and 2022 was 31.95%, 6.18%, and 15.80%, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2024	2023	2022
Net balance, beginning of year*	$254,351	$246,546	$172,410
Incurred, net of reinsurance, related to:
Current year	380,203	235,725	330,836
Prior years	(5,495)	18,854	40,627
Total incurred, net of reinsurance	374,708	254,579	371,463
Paid, net of reinsurance, related to:
Current year	(188,169)	(107,204)	(169,641)
Prior years	(117,555)	(139,570)	(127,686)
Total paid, net of reinsurance	(305,724)	(246,774)	(297,327)
Net balance, end of year	323,335	254,351	246,546
Add: reinsurance recoverable before allowance for credit losses	522,565	330,722	617,219
Gross balance, end of year	$845,900	$585,073	$863,765

* Net balance represents beginning-of-year liability for unpaid losses and LAE less beginning-of-year reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During the year ended December 31, 2024, the Company decreased losses related to prior years by $5,495 primarily due to positive development trends for non-catastrophe claims.

During the year ended December 31, 2024, the Company incurred net estimated losses of approximately $78,157, $43,000 and $6,500 due to Hurricane Milton, Hurricane Helene, and Hurricane Debby, respectively. Losses and LAE for the 2023 loss year included net estimated losses of approximately $68,339 attributable to United-related policies and $7,875 related to policies assumed from Citizens. In 2022, net losses and LAE related to Hurricane Ian were estimated at $65,300 for all insurance lines of business. Of the total losses and LAE retained by the Company, $7,000 was attributable to flood losses exceeding the maximum amount of coverage provided by reinsurers.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following is information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2023 to 2015 is presented as supplementary information and is unaudited.

Homeowners Multi-peril and Dwelling Fire Insurance (a)

											As of December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Claims	Amounts) (b)
2015	$78,017	$90,902	$96,173	$101,272	$102,149	$102,587	$103,135	$103,671	$103,818	$103,996	$228	7,665
2016	—	81,446	90,879	92,684	92,986	92,752	92,333	92,738	92,779	92,899	201	6,936
2017	—	—	91,443	88,937	89,652	90,958	90,877	90,652	91,132	91,685	750	5,777
2018	—	—	—	79,436	83,976	83,123	83,234	82,816	83,126	83,566	2,174	4,771
2019	—	—	—	—	95,467	94,018	96,821	99,754	101,081	100,558	3,726	5,404
2020	—	—	—	—	—	126,086	133,349	159,758	170,175	172,946	4,359	8,265
2021	—	—	—	—	—	—	187,164	186,606	186,059	187,918	10,473	11,870
2022	—	—	—	—	—	—	—	263,626	257,683	264,939	27,001	13,505
2023	—	—	—	—	—	—	—	—	232,819	209,248	52,287	8,493
2024	—	—	—	—	—	—	—	—	—	249,885	140,796	8,608
Total										$1,557,640

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$50,939	$76,042	$87,784	$95,179	$99,200	$101,424	$102,486	$103,405	$103,569	$103,768
2016	—	51,663	73,037	83,311	89,144	90,989	92,001	92,367	92,605	92,698
2017	—	—	43,039	66,996	78,808	83,383	86,364	89,387	90,492	90,935
2018	—	—	—	41,014	63,958	71,809	76,311	79,247	80,796	81,392
2019	—	—	—	—	47,471	70,182	81,941	91,839	95,293	96,832
2020	—	—	—	—	—	56,173	108,388	144,298	161,961	168,586
2021	—	—	—	—	—	—	85,895	142,054	164,138	177,445
2022	—	—	—	—	—	—	—	135,793	204,788	237,938
2023	—	—	—	—	—	—	—	—	106,167	156,962
2024	—	—	—	—	—	—	—	—	—	109,089
Total										$1,315,645
All outstanding liabilities before 2015, net of reinsurance										108
Liabilities for loss and LAE, net of reinsurance										$242,103

(a)
Excludes losses from Wind-only insurance (2015 through 2024) and any hurricane and storm events prior to 2024.
(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Homeowners Wind-only Insurance (a)

											As of December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Claims	Amounts) (b)
2015	$308	$401	$569	$692	$605	$582	$582	$582	$582	$581	$—	100
2016	—	1,005	1,314	1,814	1,853	1,837	2,255	1,948	1,957	1,961	4	228
2017	—	—	1,529	1,119	815	792	923	991	807	802	10	157
2018	—	—	—	798	708	1,061	1,109	1,226	1,037	1,029	32	137
2019	—	—	—	—	1,132	1,501	1,833	2,359	1,909	1,822	29	154
2020	—	—	—	—	—	1,621	1,970	3,386	3,036	3,025	32	193
2021	—	—	—	—	—	—	682	1,257	1,556	1,419	112	114
2022	—	—	—	—	—	—	—	1,284	1,943	1,600	246	150
2023	—	—	—	—	—	—	—	—	2,193	953	345	107
2024	—	—	—	—	—	—	—	—	—	997	765	763
Total										$14,189

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$156	$332	$465	$582	$582	$582	$582	$582	$582	$581
2016	—	689	1,155	1,405	1,772	1,821	1,843	1,944	1,952	1,957
2017	—	—	484	786	789	792	792	792	792	792
2018	—	—	—	216	607	745	899	925	967	997
2019	—	—	—	—	828	1,290	1,451	1,770	1,794	1,794
2020	—	—	—	—	—	567	1,461	2,435	2,756	2,993
2021	—	—	—	—	—	—	415	799	1,161	1,307
2022	—	—	—	—	—	—	—	704	1,113	1,354
2023	—	—	—	—	—	—	—	—	330	608
2024	—	—	—	—	—	—	—	—	—	232
Total										$12,615
Liabilities for loss and LAE, net of reinsurance										$1,574

(a)
Excludes losses from multi-peril and dwelling fire insurance (2015 through 2024) and any hurricane and storm events prior to 2024.
(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Any Hurricane and Storm Events prior to 2024

											As of December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Claims	Amounts) (b)
2016	$—	$21,414	$24,126	$26,211	$28,133	$27,634	$27,634	$27,634	$27,634	$27,634	$393	2,420
2017	—	—	53,602	54,080	53,557	53,624	53,628	53,636	53,649	53,653	225	21,777
2018	—	—	—	16,543	16,532	16,532	16,532	16,476	16,466	16,466	—	1,719
2019	—	—	—	—	—	—	—	—	—	—	—	144
2020	—	—	—	—	—	30,264	46,284	55,235	61,847	64,333	5,959	3,294
2021	—	—	—	—	—	—	11,689	13,000	13,000	13,007	340	2,597
2022	—	—	—	—	—	—	—	65,325	71,860	75,718	22,261	14,187
2023	—	—	—	—	—	—	—	—	—	—	—	296
2024	—	—	—	—	—	—	—	—	—	—	—	51
Total										$250,811

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2016	$—	$12,227	$20,025	$23,316	$25,849	$26,098	$26,807	$27,146	$27,169	$27,240
2017	—	—	43,905	47,514	47,524	49,425	53,216	53,634	53,413	53,428
2018	—	—	—	13,391	15,992	16,436	16,477	16,476	16,466	16,466
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	14,964	34,771	47,056	54,356	58,374
2021	—	—	—	—	—	—	9,323	12,616	12,652	12,667
2022	—	—	—	—	—	—	—	32,998	48,627	53,458
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
Total										$221,633
Liabilities for loss and LAE, net of reinsurance										$29,178

(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Hurricane Helene and Hurricane Milton (2024)

											As of December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Claims	Amounts) (b)
2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$121,222	$44,449	11,341
Total										$121,222

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$76,773
Total										$76,773
Liabilities for loss and LAE, net of reinsurance										$44,449

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

	December 31,
	2024	2023
Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$242,103	$218,993
Homeowners wind-only insurance	1,574	3,573
Losses specific to any hurricane and storm events prior to 2024	29,178	31,773
Losses specific to Hurricane Helene and Hurricane Milton (2024)	44,449	—
Other short-duration insurance lines	6,031	12
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	323,335	254,351
Reinsurance recoverables	522,565	330,722
Total gross liability for unpaid losses and loss adjustment expenses	$845,900	$585,073

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2024:

Average Annual Percentage Payout of Incurred
Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners multi-peril and dwelling fire insurance	46.7%	22.1%	9.3%	4.1%	0.2%	0.6%	0.2%	0.0%	0.0%	0.0%
Homeowners wind-only insurance	3.3%	26.5%	15.9%	10.1%	0.4%	0.5%	0.9%	0.0%	0.0%	0.0%
Other short-duration insurance lines	37.2%	5.7%	0.8%	0.0%	0.0%	0.0%	0.0%	0.0%	—	—
Losses specific to any hurricane and storm events prior to 2024	50.5%	21.8%	8.4%	4.8%	3.7%	0.4%	—	—	—	—
Losses specific to Hurricane Helene and Hurricane Milton (2024)	63.3%	—	—	—	—	—	—	—	—	—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Variable Interest Entities

HCI holds variable interests in two reciprocal insurance exchanges, CORE and Tailrow. The reciprocal insurance exchanges are owned by their policyholders, referred to as subscribers, who gain ownership by buying an insurance policy and making a surplus contribution. Each subscriber has certain interests in the insurance exchanges which include the right to appoint an attorney-in-fact (“AIF”), to vote for the subscribers’ advisory committees and to receive dividends or premium credits if the reciprocal insurance exchanges generate a surplus. At least two-thirds of the membership of the advisory committees must be subscribers who are independent of the AIF. The advisory committees are charged with overseeing the financial affairs of the reciprocal insurance exchanges.

CORE

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

Since HCI has the power to direct the activities of CORE that most significantly affect CORE’s economic performance and the obligation to absorb losses or the right to receive benefits from CORE that could potentially be significant to CORE via the subordinated surplus note and the management and service agreements, HCI is considered the primary beneficiary of CORE, a VIE.

At December 31, 2024, the Company’s maximum exposure to loss relating to CORE was $25,000. CORE’s assets are legally restricted for the purpose of fulfilling obligations specific to CORE. The creditors of CORE have no legal right to pursue additional sources of payment from the Company.

Tailrow

At the reporting date, Tailrow had no subscribers. It received initial funding through the issuance of a $25,000 subordinated surplus note with an annual interest rate of 9% to Tailrow Funding, a wholly-owned subsidiary of HCI. Since Tailrow initially lacked sufficient funding and was capitalized with cash received from the Company, it is considered to be a VIE. Similar to CORE, Tailrow has an AIF agreement with TRM to perform administrative duties for the overall functioning of Tailrow. Moreover, TRM is allowed to enter into service agreements with other HCI subsidiaries on behalf of Tailrow’s subscribers. With this authority, TRM will be responsible for directly and indirectly managing Tailrow’s operations, including the underwriting and investment activities which have the greatest impact on Tailrow’s financial performance. HCI has variable interests in Tailrow and is considered its primary beneficiary as it is exposed to risk from Tailrow’s economic performance, due to the borrowed funds of the surplus note and TRM’s management and service agreements.

At December 31, 2024, the Company’s maximum exposure to loss relating to Tailrow was $25,000. Tailrow’s assets are legally restricted for the purpose of fulfilling obligations specific to Tailrow and its creditors have no legal right to pursue additional sources of payment from the Company.

As the primary beneficiary, HCI is required to consolidate these variable interest entities. Since HCI has no equity at risk, each variable interest entity’s equity and results of operations are included in noncontrolling interests. In the event of dissolution, subscribers of each variable interest entity will participate in the distribution of any remaining equity after assets have been used to repay outstanding liabilities, including subordinated debts such as HCI’s 9% subordinated surplus notes comprised of unpaid principal and accrued interest. Subscribers will not be liable for any shortfall in equity.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the assets and liabilities related to the Company’s variable interests in consolidated VIEs which are included in the accompanying consolidated balance sheets:

	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$74,886	$24,635
Restricted cash	611	300
Income taxes receivable	463	—
Deferred income taxes, net	72	—
Premiums receivable, net (allowance: $1,085 and $0, respectively)	4,230	—
Prepaid reinsurance premium	13,886	—
Reinsurance recoverable, net of allowance for credit losses:
Unpaid losses and loss adjustment expenses (allowance: $4 and $0, respectively)	3,596	—
Deferred policy acquisition costs	2,709	—
Other assets	891	65
Total assets	$101,344	$25,000
Liabilities:
Losses and loss adjustment expenses	$17,415	$—
Unearned premiums	30,204	—
Assumed premiums payable	656	—
Accrued expenses	915	—
Income taxes payable	19	—
Deferred income taxes, net	261	—
Other liabilities	1,131	—
Total liabilities	$50,601	$—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Segment Information

The Company identifies its operating divisions based on managerial emphasis, organizational structure and revenue source. With the transaction described in Change in Segment Information under Note 1 -- “Nature of Operations,” the Company now operates under five reportable segments: insurance operations, TypTap Group, reciprocal exchange operations, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under reciprocal exchange operations, are grouped together into one reportable segment under insurance operations. The TypTap Group segment includes information technology operations, insurance management service operations, and its management company’s activities. The reciprocal exchange segment represents the insurance operations of CORE and Tailrow, consolidated VIEs. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies and any other companies, such as CRM and TRM, that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the years ended December 31, 2024, 2023 and 2022, revenues from the insurance operations segment before intracompany elimination represented 82.3%, 86.9% and 95.4%, respectively, and revenues from the TypTap Group segment represented 12.5%, 11.6%, and 0.6%, respectively, of total revenues of all operating segments. At December 31, 2024 and 2023, insurance operations’ total assets represented 83.7% and 87.0%, respectively, and TypTap Group’s total assets represented 3.6% and 1.9%, respectively, of the combined assets of all operating segments. See Note 1 -- “Nature of Operations” for a description of the Company’s operations. The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2024	Insurance Operations	TypTap Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$1,036,129	$—	$51,207	$—	$—	$(4,116)	$1,083,220
Premiums ceded	(387,814)	—	(21,961)	—	—	4,116	(405,659)
Net premiums earned	648,315	—	29,246	—	—	—	677,561
Net income from investment portfolio	49,218	548	1,509	—	15,467	(1,566)	65,176
Policy fee income	2,502	—	—	—	—	2,137	4,639
Other	17,223	133,948	9	14,067	10,821	(173,393)	2,675
Total revenue	717,258	134,496	30,764	14,067	26,288	(172,822)	750,051
Expenses:
Losses and loss adjustment expenses	405,280	—	13,318	—	—	(43,890)	374,708
Amortization of deferred policy acquisition costs	91,718	—	2,779	—	—	—	94,497
Other policy acquisition expenses	56,471	39,013	5,753	—	—	(96,332)	4,905
Stock-based compensation expense	1,345	3,380	—	—	5,464	—	10,189
Interest expense	—	3,329	2,853	882	12,462	(6,182)	13,344
Depreciation and amortization	2,447	2,596	—	1,641	641	(1,140)	6,185
Personnel and other operating expenses	48,519	50,942	293	6,771	16,049	(49,778)	72,796
Total expenses	605,780	99,260	24,996	9,294	34,616	(197,322)	576,624
Income (loss) before income taxes (d)	$111,478	$35,236	$5,768	$4,773	$(8,328)	$24,500	$173,427
Total revenue from non-affiliates (e)	$697,404	$1,048	$34,880	$10,654	$10,818
Gross premiums written	$1,085,355	$—	$81,412

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations and management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations include $4,116 earned from the reciprocal exchange operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2023	Insurance Operations	TypTap Group	Reciprocal Exchange Operations (a)	Real Estate (b)	Corporate/ Other (c)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned	$765,512	$—	$—	$—	$—	$—	$765,512
Premiums ceded	(269,627)	—	—	—	—	—	(269,627)
Net premiums earned	495,885	—	—	—	—	—	495,885
Net income from investment portfolio	30,803	52	—	1	8,112	8,485	47,453
Gain on sale	—	—	—	8,811	—	(8,811)	—
Policy fee income	2,163	—	—	—	—	2,541	4,704
Other	15,791	87,873	—	9,897	2,250	(113,183)	2,628
Total revenue	544,642	87,925	—	18,709	10,362	(110,968)	550,670
Expenses:
Losses and loss adjustment expenses	271,222	—	—	—	—	(16,643)	254,579
Amortization of deferred policy acquisition costs	86,214	—	—	—	—	—	86,214
Other policy acquisition expenses	27,852	36,837	—	—	—	(60,081)	4,608
Stock-based compensation expense	1,718	2,927	—	—	4,703	—	9,348
Interest expense	—	1,722	—	720	10,397	(1,722)	11,117
Depreciation and amortization	2,454	2,202	—	1,610	707	(1,251)	5,722
Loss on extinguishment of debt	—	—	—	177	—	(177)	—
Personnel and other operating expenses	39,616	43,813	—	6,054	6,061	(34,112)	61,432
Total expenses	429,076	87,501	—	8,561	21,868	(113,986)	433,020
Income (loss) before income taxes (d)	$115,566	$424	$—	$10,148	$(11,506)	$3,018	$117,650
Total revenue from non-affiliates (e)	$531,495	$52	$—	$15,416	$8,087
Gross premiums written	$898,622	$—	$—

(a)
No operation during 2023.
(b)
Other revenue under real estate primarily consisted of rental income from investment properties.
(c)
Other revenue under corporate and other primarily consisted of revenue from marina operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column results from the recast of segment information.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2022	Insurance Operations	TypTap Group	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned	$724,716	$—	$—	$—	$—	$724,716
Premiums ceded	(261,144)	—	—	—	—	(261,144)
Net premiums earned	463,572	—	—	—	—	463,572
Net income from investment portfolio	5,602	30	—	2,736	15,739	24,107
Policy fee income	2,482	—	—	—	1,797	4,279
Gain on involuntary conversion	—	—	13,402	—	(13,402)	—
Gain from remeasurement of contingent liabilities	3,117	—	—	—	—	3,117
Other	25,380	56,292	10,365	3,752	(91,301)	4,488
Total revenue	500,153	56,322	23,767	6,488	(87,167)	499,563
Expenses:
Losses and loss adjustment expenses	388,020	—	—	—	(16,557)	371,463
Amortization of deferred policy acquisition costs	100,669	—	—	—	—	100,669
Other policy acquisition expenses	4,462	—	—	—	—	4,462
Stock-based compensation expense	3,879	3,512	—	7,716	—	15,107
Interest expense	—	883	892	6,875	(882)	7,768
Depreciation and amortization	2,121	1,690	2,501	868	(2,401)	4,779
Impairment loss	2,284	—	—	—	—	2,284
Personnel and other operating expenses	34,781	82,992	4,884	6,548	(67,756)	61,449
Total expenses	536,216	89,077	8,277	22,007	(87,596)	567,981
(Loss) income before income taxes (c)	$(36,063)	$(32,755)	$15,490	$(15,519)	$429	$(68,418)
Total revenue from non-affiliates (d)	$479,123	$30	$22,413	$3,937
Gross premiums written	$726,019	$—

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents gross premium earned by geographic location:

	Years Ended December 31,
	2024	2023	2022
Florida	$964,659	$642,544	$565,758
Non-Florida	118,561	122,968	158,958
Total gross premiums earned	$1,083,220	$765,512	$724,716

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	December 31,
	2024	2023
Segments:
Insurance Operations	$1,905,878	$1,501,973
TypTap Group	85,762	35,197
Reciprocal Exchange Operations	105,556	25,000
Real Estate Operations	96,795	132,257
Corporate and Other	175,282	233,952
Consolidation and Elimination	(139,060)	(117,063)
Total assets	$2,230,213	$1,811,316

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 18 -- Leases

The table below summarizes the Company’s ROU assets and corresponding liabilities for operating and finance leases:

	December 31,
	2024	2023
Operating leases:
ROU assets	$1,182	$1,407
Liabilities	$1,185	$1,408
Finance leases:
ROU assets	$—	$1
Liabilities	$—	$2

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

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.

As of December 31, 2024, maturities of operating lease liabilities were as follows:

Due in Year
2025	$292
2026	301
2027	310
2028	208
2029	113
Thereafter	129
Total lease payments	1,353
Less: interest	168
Total lease obligations	$1,185

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Years Ended December 31,
	2024	2023
Lease costs:
Finance lease costs:
Amortization – ROU assets*	$—	$21
Operating lease costs*	298	280
Short-term lease costs*	306	360
Total lease costs	$604	$661
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$284	$215
Financing cash flows – finance leases	$2	$12
	December 31, 2024
Weighted-average remaining lease term:
Operating leases (in years)	4.7
Weighted-average discount rate:
Operating leases (%)	6.0%

* Included in other operating expenses on the consolidated statements of income.

In connection with the purchase of commercial real estate in December 2023 as described in d) Real Estate Investments under Note 5 -- “Investments”, the Company entered into a one-year operating lease with the seller with an effective lease date of December 18, 2023, for the term of the lease which expired on December 31, 2024.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms
Class of Assets	Initial Term	Option	and Conditions
Operating lease:
Office space	1 to 3 years	Yes	(c)
Retail space	3 to 20 years	Yes	(c)
Boat docks/wet slips	1 to 12 months	Yes	(c)

(c)
There are no purchase options.

Note 19 -- Income Taxes

A summary of income tax expense (benefit) is as follows:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$34,507	$23,997	$(3,853)
State	8,849	5,431	(275)
Foreign	84	67	194
Total current taxes	43,440	29,495	(3,934)
Deferred:
Federal	1,915	(738)	(7,828)
State	494	(365)	(2,023)
Foreign	(3)	1	(30)
Total deferred taxes	2,406	(1,102)	(9,881)
Income tax expense (benefit)	$45,846	$28,393	$(13,815)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	Years Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$36,420	21.0	$24,706	21.0	$(14,368)	21.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefits	7,387	4.3	4,951	4.2	(2,812)	4.1
Effects of tax rate changes	—	—	(155)	(0.1)	—	—
Stock-based compensation	(506)	(0.3)	(49)	—	(431)	0.6
Non-deductible executive compensation	2,336	1.3	1,035	0.9	1,252	(1.8)
Change in valuation allowance	—	0.0	(2,549)	(2.2)	2,549	(3.7)
Other	209	0.1	454	0.3	(5)	—
Income tax expense (benefit)	$45,846	26.4	$28,393	24.1	$(13,815)	20.2

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rates for the years ended December 31, 2024, 2023, and 2022. The tax returns filed for the years ending December 31, 2023, 2022, and 2021 remain subject to examination by the Company’s major taxing jurisdictions. The Company elected to classify interest and penalties, if any, arising from uncertain tax positions as income tax expense as permitted by current accounting standards. For the year ended December 31, 2024, the Company recognized approximately $2 of interest expense on underpayments related to income tax liabilities and classified that interest as income tax expense, compared to approximately $150 for the year ended December 31, 2023. There were no material amounts of interest or penalties for the year ended December 31, 2022.

For the years ended December 31, 2024 and 2023, the Company recorded $45,846 and $28,393 of income tax expense, respectively, resulting in effective tax rates of 26.4% and 24.1%, respectively. For the year ended December 31, 2022, the Company recorded income tax benefit of $13,815, resulting in an effective tax rate of 20.2%. The increase in the effective tax rate in 2024 as compared with 2023 was primarily attributable to a lower prior year effective tax rate resulting from the release of the valuation allowance during 2023 and a higher effective tax rate resulting from certain non-deductible compensation expense for 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Significant components of the Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Unearned premiums	$21,310	$19,378
Losses and loss adjustment expenses	3,896	3,331
Stock-based compensation	1,593	1,878
Unearned revenue	209	1,089
Net unrealized investment losses	—	732
Basis difference related to convertible senior notes	609	516
Accrued expenses	160	175
Credit losses	174	156
Organizational costs	106	116
Bad debt reserve	15	16
Property and equipment	113	—
Intercompany deferred loss	544	—
Other	17	17
Total deferred tax assets	28,746	27,404
Valuation allowance	(544)	—
Total deferred tax assets, net of valuation allowance	28,202	27,404
Deferred tax liabilities:
Gain on involuntary conversion	(11,753)	(11,460)
Deferred policy acquisition costs	(15,285)	(11,272)
Net unrealized investment losses	(794)	—
Basis difference related to partnership investments	(1,955)	(2,249)
Prepaid expenses	(482)	(573)
Intangible assets	(105)	(541)
Property and equipment	—	(271)
Other	(586)	(526)
Total deferred tax liabilities	(30,960)	(26,892)
Net deferred tax (liabilities) assets	$(2,758)	$512

The following schedule provides a reconciliation of net deferred tax assets (liabilities) shown in the preceding table to the amounts reported within the Company's consolidated balance sheet.

	December 31,
	2024	2023
Net deferred tax assets *	$72	$—
Net deferred tax (liabilities) assets	(2,830)	512
Net deferred tax (liabilities) assets	$(2,758)	$512

*Amount related to consolidated variable interest entities that the Company has no right of offset.

The Company has zero federal net operating loss carryforwards available as of December 31, 2024. The Company has zero state net operating loss carryforwards available as of December 31, 2024.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. The Company evaluates the realizability of its deferred tax assets each quarter and as of December 31, 2024, based on all available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized, other than a valuation allowance on the sale of TTIC by TTIG to HCI in the amount of $544 related to the deferred intercompany taxable loss that arose during the third quarter of 2024. The Company did not have a valuation allowance established as of December 31, 2023.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2024
Net income	$127,581
Less: Net income attributable to redeemable noncontrolling interests	(10,149)
Less: Net income attributable to noncontrolling interests	(7,479)
Net income attributable to HCI	109,953
Less: Income attributable to participating securities	(4,110)
Basic Earnings Per Share:
Income allocated to common stockholders	105,843	9,997	$10.59

Effect of Dilutive Securities:
Stock options	—	294
Convertible senior notes	6,908	2,177
Warrants	—	218
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$112,751	12,686	$8.89

(a)
Shares in thousands.

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2023
Net income	$89,257
Less: Net income attributable to redeemable noncontrolling interest	(9,370)
Less: Net income attributable to noncontrolling interests	(853)
Net income attributable to HCI	79,034
Less: Income attributable to participating securities	(2,625)
Basic Earnings Per Share:
Income allocated to common stockholders	76,409	8,367	$9.13

Effect of Dilutive Securities:
Stock options	—	83
Convertible senior notes	7,732	2,538
Warrants	—	56
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$84,141	11,044	$7.62

(a)
Shares in thousands.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	Loss (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2022
Net loss	$(54,603)
Less: Net income attributable to redeemable noncontrolling interest	(9,106)
Less: Net loss attributable to noncontrolling interests	5,198
Net loss attributable to HCI	(58,511)
Less: Loss attributable to participating securities	3,463
Basic Loss Per Share:
Loss allocated to common stockholders	(55,048)	8,817	$(6.24)

Effect of Dilutive Securities: *
Stock options	—	—
Convertible senior notes	—	—
Warrants	—	—
Diluted Loss Per Share:
Loss available to common stockholders and assumed conversions	$(55,048)	8,817	$(6.24)

(a)
Shares in thousands.

* Convertible senior notes, stock options, and warrants were excluded due to antidilutive effect.

Note 21 -- Redeemable Noncontrolling Interests

The following table summarizes the redeemable noncontrolling interest balances at December 31, 2024 and 2023:

	2024	2023
TTIG - Series A Preferred Stock	$—	$96,160
Subscriber surplus contributions	1,691	—
Total redeemable noncontrolling interests	$1,691	$96,160

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of TTIG Series A Preferred Stock during the years ended December 31, 2024 and 2023:

	2024	2023
Balance at January 1	$96,160	$93,553
Increase (decrease):
Accrued cash dividends	424	1,637
Accretion - increasing dividend rates	111	687
Adjustment to maximum redemption value	6,228	—
Dividends paid	(2,923)	(3,012)
Redemption	(100,000)	—
Balance at March 31	$—	$92,865
Increase (decrease):
Accrued cash dividends	—	1,875
Accretion - increasing dividend rates	—	462
Balance at June 30	$—	$95,202
Increase (decrease):
Accrued cash dividends	—	1,876
Accretion - increasing dividend rates	—	473
Dividends paid	—	(3,750)
Balance at September 30	$—	$93,801
Accrued cash dividends	—	1,875
Accretion - increasing dividend rates	—	485
Dividends paid	—	(1)
Balance at December 31	$—	$96,160

For the year ended December 31, 2024, net income attributable to redeemable noncontrolling interest was $10,149, consisting of accrued cash dividends of $424, accretion related to increasing dividend rates of $111, an adjustment to maximum redemption value of $6,228, and a deemed dividend resulting from warrant modifications of $3,386. For the years ended December 31, 2023 and 2022, net income attributable to redeemable noncontrolling interest was $9,370 and $9,106, respectively, consisting of accrued cash dividends of $7,263 and $5,842, respectively, and accretion related to increasing dividend rates of $2,107 and $3,264, respectively. In conjunction with this redemption, the warrants held by Centerbridge were also modified. See Note 22 -- “Equity” for additional information.

CORE - Subscriber Surplus Contribution

Subscriber surplus contributions in redeemable noncontrolling interests represent a refundable portion of the surplus contributions received from CORE policyholders.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of the subscriber surplus contribution during the years ended December 31, 2024 and 2023:

	2024	2023
Balance at January 1	$—	$—
Cash contribution	—	—
Return of contribution	—	—
Noncash reclassification	—	—
Balance at March 31	—	—
Cash contribution	864	—
Return of contribution	—	—
Noncash reclassification	(73)	—
Balance at June 30	791	—
Cash contribution	1,181	—
Return of contribution	—	—
Noncash reclassification	(481)	—
Balance at September 30	1,491	—
Cash contribution	908	—
Return of contribution	(4)	—
Noncash reclassification	(704)	—
Balance at December 31	$1,691	$—

For the year ended December 31, 2024, subscriber surplus contribution was $1,691, consisting of cash contributions of $2,953, returned contributions of $4, and noncash reclassifications of $1,258.
Note 22 -- Equity

Stockholders’ Equity

Common Stock

In March 2022, the Company’s Board of Directors authorized a plan to repurchase up to $20,000 of the Company’s common shares before commissions and fees through December 31, 2022. The shares might be purchased for cash in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. There was no share repurchase plan approved by the Board for 2024 or 2023.

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

On January 22, 2024, a new shelf registration statement on Form S-3 (the “Shelf Registration”) was filed, replacing the Company’s old universal shelf registration statement filed in September 2023. The new Shelf Registration permits the Company to offer and sell its common stock, preferred stock, debt securities, warrants, and stock purchase contracts and units, from time to time, subject to market conditions and its capital needs. The Shelf Registration also had the effect of enabling Centerbridge to sell all or a portion of the amended and restated warrant or the shares issuable pursuant to the warrant. As a part of the Shelf Registration, the Company also announced the implementation of an “at-the-market” facility (the “ATM facility”) under which the Company would have the ability to raise up to $75,000 through the issuance of new shares of common stock into the market if it were to so choose.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

On October 23, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on December 20, 2024 to stockholders of record on November 15, 2024.

Warrants

In connection with the redemption of the TTIG Series A Preferred Stock held by Centerbridge in January 2024, HCI, for the benefit of TTIG, extended the expiration dates of 450,000 warrants, which will now expire in 150,000 share increments on December 31, 2026, December 31, 2027, and December 31, 2028. The remaining 300,000 share warrants retained their original expiration date of February 26, 2025 and were exercised on March 11, 2024 through a cashless transaction, resulting in the issuance of 155,049 shares. The warrant modifications resulted in a $3,386 increase in the fair value of the warrants, which is recorded as a deemed dividend by decreasing retained income and increasing additional paid-in capital. The amount of deemed dividend is included in net income attributable to redeemable noncontrolling interest which is subtracted from net income when calculating net income available to common stockholders.

On November 12, 2024, the 150,000 warrants with an expiration date of December 31, 2026 were exercised through a cashless transaction, resulting in the issuance of 79,460 shares. On November 25, 2024, the 150,000 warrants with an expiration date of December 31, 2027 were exercised through a cashless transaction, resulting in the issuance of 77,787 shares. On December 6, 2024, 138,750 warrants with an expiration date of December 31, 2028 were exercised through a cashless transaction, resulting in the issuance of 73,971 shares.

At December 31, 2024, there were warrants outstanding and exercisable, held by Centerbridge, to purchase 11,250 shares of HCI common stock at an exercise price of $54.40.

Share Repurchase Agreement

In conjunction with the issuance of the 4.75% Convertible Senior Notes in May 2022 as described in Note 13 -- “Long-Term Debt” under Convertible Senior Notes, the Company used $66,853 of the net proceeds to repurchase and retire an aggregate of 1,037,600 shares of its common stock at a price of $64.43 per share from institutional investors.

Noncontrolling Interests

TTIG

At December 31, 2024, there were 82,810,089 shares of TTIG’s common stock outstanding, of which 7,810,089 shares were not owned by HCI.

During the years ended December 31, 2024 and 2023, TTIG repurchased and retired a total of 322,056 and 65,448 shares, respectively, of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the years ended December 31, 2024 and 2023 was $470 and $212, respectively.

Furthermore, TTIG repurchased and retired a total of 7,277 shares of its common stock from former TTIG employees for a total cost of $13 for the year ended December 31, 2024. The total cost included the fair value of TTIG common stock and a $2 inducement cost for the purpose of curtailing the spread of share ownership.

Consolidated Variable Interest Entities

As described in Note 16 -- “Variable Interest Entities,” the Company has no equity interest at risk in consolidated VIEs. An insurance exchange receives surplus contributions from its subscribers in addition to policy premiums. The surplus contribution is payable to an insurance exchange on or prior to the initial effective date of coverage, in installments for certain payment plans, and on or prior to the effective date of all endorsements generating an additional premium.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 23 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. With respect to the Plan, the Company may grant stock-based awards to employees, directors, consultants, and advisors of the Company. At December 31, 2024, there were 691,846 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2024, 2023 and 2022 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	440,000	$45.25	5.6 years	$—

Granted	150,000	$70.00

Outstanding at December 31, 2023	590,000	$51.54	5.9 years	$21,156

Outstanding at December 31, 2024	590,000	$51.54	4.9 years	$37,523

Exercisable at December 31, 2024	590,000	$51.54	4.9 years	$37,523

On September 15, 2023, the Company awarded its chief executive officer, Paresh Patel, an option with market-based vesting conditions to purchase 150,000 shares of its common stock. In December 2023, the award met the conditions for vesting and as a result, the unrecognized compensation balance related to the award was fully recognized. There were no options exercised during the years ended December 31, 2024, 2023 and 2022.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $14, $2,197 and $669, respectively, of compensation expense which was included in general and administrative personnel expenses. There were no deferred tax benefits related to stock options for the years ended December 31, 2024, 2023 and 2022. At December 31, 2024 and 2023, there was $0 and $14, respectively, of unrecognized compensation expense related to nonvested stock options.

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

On April 17, 2024, the Company awarded its Chief Executive Officer 200,000 restricted shares of common stock. The shares will vest equally over a period of four years, with vesting dates of March 15, 2025, 2026, 2027, and 2028, under the condition that the price per share reaches $200 for a period of 30 consecutive trading days and that Mr. Patel remains employed by the Company.

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2024, 2023 and 2022 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	679,997	$39.72
Granted	7,000	$69.17
Vested	(333,308)	$40.01
Forfeited	(11,230)	$45.00
Nonvested at December 31, 2022	342,459	$39.86

Granted	13,000	$55.40
Vested	(75,041)	$50.55
Forfeited	(9,001)	$55.68
Nonvested at December 31, 2023	271,417	$37.12

Granted	269,200	$87.06
Vested	(49,327)	$52.92
Forfeited	(5,175)	$53.07
Nonvested at December 31, 2024	486,115	$63.00

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $6,922, $4,224 and $10,926 for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, there was approximately $20,296 and $4,043, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.9 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Deferred tax benefits recognized	$386	$921	$1,780
Tax benefits realized for restricted stock and paid dividends	$1,145	$866	$2,582
Fair value of vested restricted stock	$2,610	$3,793	$13,337

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

During the years ended December 31, 2023 and 2022 no awards were issued with other than service-based vesting conditions. The following table provides assumptions used in the pricing model to estimate the fair value of the restricted stock with market-based vesting conditions granted during the year ended December 31, 2024:

2024
Beginning price per share	$109.91
Expected volatility (%)	42.50%
Risk-free interest rate (%)	4.61%
Term (in years)	0.004

Subsidiary Equity Plan

For the years ended December 31, 2024, 2023 and 2022, TypTap Group recognized compensation expense related to its stock-based awards of $3,267, $2,927 and $3,512, respectively. At December 31, 2024 and 2023, there was $9,495 and $4,438, respectively, of unrecognized compensation expense related to nonvested restricted stock and stock options.

The sale of TTIC, as described in Note 1 -- Nature of Operations, triggered a change in control clause within TTIG’s equity incentive plan, causing all unvested stock-based awards to vest immediately except for TTIG restricted stock and stock options issued to the chief executive officer of HCI. The expense from immediate vesting approximated $1,087.

Note 24 -- Employee Benefit Plans

The Company has a 401(k) Safe Harbor Profit Sharing Plan (“401(k) Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees are eligible for company matching and discretionary profit sharing contributions. Plan participants may elect to defer up to one hundred percent of their pre-tax gross wages, subject to annual limitations. The Company’s matching contribution is limited to a maximum of four percent of the employee’s annual salary or wage and is fully vested when contributed. Eligibility and vesting of the Company’s discretionary profit sharing contribution is subject to the plan participant’s years of service. During the years ended December 31, 2024, 2023 and 2022, the Company contributed approximately $1,243, $1,124 and $1,037, respectively, in matching contributions, which are included in general and administrative personnel expenses. There has been no discretionary profit sharing contribution since the plan’s inception.

The Company also maintains benefit plans for its employees in India including a statutory post-employment benefit plan, or gratuity plan, providing defined, lump-sum benefits. The Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. At December 31, 2024 and 2023, the amounts accrued under the gratuity plan were $233 and $173, respectively. In addition, the Company provides matching contributions with respect to two defined contribution plans: the Provident Fund and the Employees’ State Insurance Fund, both of which are available to qualifying employees in India. Expense recognized by the Company for all benefit plans in India was $59 for the year ended December 31, 2024. For the year ended December 31, 2023, $47 of expense was recognized whereas $32 of expense was derecognized for the year ended December 31, 2022.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 25 -- Commitments and Contingencies

Rental Income

The Company leases available space at the Company’s various investment properties to non-affiliates at various terms. In addition, the Company leases boat slips and docks on a long-term basis. Expected annual rental income due under non-cancellable operating leases for all properties owned at December 31, 2024 is as follows:

Year	Amount
2025	$3,396
2026	3,729
2027	3,621
2028	3,330
2029	3,247
Thereafter	29,171
Total	$46,494

Capital Commitments

As described in Note 5 -- “Investments” under c) Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At December 31, 2024, there was an aggregate unfunded balance of $3,255.

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

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of December 31, 2024 and 2023, the FIGA assessments payable by the Company were $1,793 and $2,588, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 26 -- Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2024, 2023 and 2022.

	Three Months Ended
	03/31/2024	06/30/2024	09/30/2024	12/31/2024
Net premiums earned	$188,538	$186,848	$155,824	$146,351
Total revenue	206,614	206,245	175,317	161,875
Losses and loss adjustment expenses	79,922	78,324	105,736	110,726
Policy acquisition and other underwriting expenses	22,139	23,452	26,104	27,707
Interest expense	3,149	3,452	3,421	3,322
Total expenses	129,184	130,219	161,237	155,984
Income (loss) before income taxes	77,430	76,026	14,080	5,891
Net income (loss)	56,956	57,099	9,392	4,134
Comprehensive income (loss)	57,019	57,635	14,048	1,465
Earnings (loss) per share:
Basic	$4.76	$5.18	$0.54	$0.24
Diluted*	$3.81	$4.24	$0.52	$0.23

* During the quarter ended September 30, 2024, convertible senior notes were antidilutive. During the quarter ended December 31, 2024, the convertible senior notes were antidilutive.

	Three Months Ended
	03/31/23	06/30/23	09/30/23	12/31/23
Net premiums earned	$109,559	$115,556	$122,156	$148,614
Total revenue	129,029	127,327	131,644	162,670
Losses and loss adjustment expenses	60,565	61,890	66,726	65,398
Policy acquisition and other underwriting expenses	22,720	22,618	22,768	22,716
Interest expense	2,801	2,667	2,827	2,822
Total expenses	105,893	107,061	111,556	108,510
Income before income taxes	23,136	20,266	20,088	54,160
Net income	17,793	14,882	15,669	40,913
Comprehensive income	22,756	13,202	16,421	43,839
Earnings per share:
Basic	$1.78	$1.45	$1.53	$4.31
Diluted**	$1.54	$1.28	$1.34	$3.40

** During the quarter ended March 31, 2023, warrants were antidilutive.

	Three Months Ended
	03/31/22	06/30/22	09/30/22	12/31/22
Net premiums earned	$125,763	$124,919	$106,972	$105,918
Total revenue	127,040	125,926	126,654	119,943
Losses and loss adjustment expenses	72,704	86,830	139,794	72,135
Policy acquisition and other underwriting expenses	29,408	26,863	24,678	24,028
Interest expense	601	1,515	2,813	2,839
Total expenses	123,039	137,486	190,256	117,200
Income (loss) before income taxes	4,001	(11,560)	(63,602)	2,743
Net income (loss)	2,791	(8,542)	(51,503)	2,651
Comprehensive income (loss)	7	(10,171)	(58,804)	3,593
Earnings (loss) per share:
Basic	$0.09	$(1.04)	$(5.66)	$0.18
Diluted***	$0.09	$(1.04)	$(5.66)	$0.18

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

*** During the quarter ended March 31, 2022, the convertible senior notes were antidilutive. During the quarters ended June 30, 2022, September 30, 2022 and December 31, 2022, the convertible senior notes, stock options and warrants were antidilutive.

Note 27 -- Regulatory Requirements and Restrictions

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries. As of December 31, 2024, without prior regulatory approval, $276,242 of the Company’s consolidated retained earnings was free from restriction under the insurance statutes and regulations and available for the payment of dividends in 2025.

U.S.-based

The Company’s U.S.-based insurance subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises where they are domiciled. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from entity to entity within a state, and may change in the future. Some states have adopted laws, regulations, accounting practices and procedures issued by the National Association of Insurance Commissioners (“NAIC”).

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

The following tables present statutory-basis financial information determined in accordance with statutory accounting principles:

	December 31,
	2024	2023
Statutory capital and surplus:
HCPCI	$147,682	$116,743
TTIC	$156,008	$92,459
perRisk*	$21,052	$20,371

Minimum capital and surplus:
HCPCI	$40,313	$38,425
TTIC	$39,847	$30,479
perRisk	$900	$900

*Incorporated in 2023.

	Years Ended December 31,
	2024	2023	2022
Statutory net income (loss):
HCPCI	$38,830	$12,930	$(4,345)
TTIC	$24,864	$14,418	$(31,739)
perRisk	$682	$371	$—

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

Years Ended December 31,
	2024	2023	2022
HCPCI:
Gross	3.64 to 1	4.14 to 1	3.30 to 1
Net	1.66 to 1	2.69 to 1	1.66 to 1
TTIC:
Gross	2.85 to 1	3.56 to 1	4.11 to 1
Net	1.90 to 1	2.26 to 1	2.34 to 1

State statutes in the domiciliary states of the Company’s U.S.-based subsidiaries typically restrict annual dividend payments without prior regulatory approval. As a result, HCPCI was qualified to make dividend payments at December 31, 2024, 2023 and 2022. perRisk was qualified to pay dividends at December 31, 2024 and 2023. Without prior written approval, TTIC was not permitted to make any dividend payments.

Bermuda

The Bermuda Monetary Authority requires Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s Bermuda domiciled reinsurance subsidiary, to maintain minimum capital and surplus of $2,000. At December 31, 2024 and 2023, Claddaugh’s statutory capital and surplus was approximately $56,071 and $87,716, respectively. For the year ended December 31, 2024, Claddaugh reported a statutory net loss of approximately $9,642. For the year ended December 31, 2023, Claddaugh reported a statutory net income of approximately $21,044 as opposed to a statutory net loss of approximately $21,575 for the year ended December 31, 2022. There was no capital contribution to or return of capital from Claddaugh during 2024 and 2023. During 2022, the Company contributed approximately $31,868 of capital to Claddaugh.

The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements as specified by the NAIC or other regulatory authorities. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2024 and 2023, the Company’s insurance subsidiaries individually exceeded any applicable minimum risk-based capital requirements and no corrective actions have been required. As of December 31, 2024, the combined statutory capital and surplus and minimum capital and surplus of the Company’s insurance subsidiaries were approximately $324,742 and $81,060, respectively.

At December 31, 2024 and 2023, restricted net assets represented by the Company’s insurance subsidiaries amounted to $340,083 and $215,495, respectively.

Note 28 -- Related Party Transactions

HCPCI and TTIC have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participates as a subscribing reinsurer. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s chairman of its board of directors and chief executive officer and is an investor in that company. Under the contracts, Oxbridge agrees to indemnify HCPCI and TTIC for a portion of reinstatement premium which HCPCI or TTIC pays or becomes liable to pay to reinstate reinsurance protection. The $1,099 premium is paid over four installments, each of which is to be deposited into a trust account in order to fully collateralize Oxbridge’s obligations. Trust assets may be withdrawn by HCPCI and TTIC or the trust beneficiaries in the event amounts are due under the 2024-2025 RPP contracts.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 29 -- Condensed Financial Information of HCI Group, Inc.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$97,747	$175,762
Equity securities, at fair value	10,077	9,445
Limited partnership investments	16,329	17,517
Note receivable – related party	25,000	83,146
Investment in subsidiaries	591,742	335,934
Property and equipment, net	699	836
Right-of-use assets - operating leases	9,404	7,116
Other assets	3,206	1,691
Total assets	$754,204	$631,447
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$3,281	$3,039
Lease liabilities – operating leases	9,744	7,351
Income tax payable	10,010	7,180
Deferred income taxes, net	375	651
Revolving credit facility	44,000	—
Long-term debt	169,397	191,746
Due to related parties	77,739	111,183
Total liabilities	314,546	321,150
Total stockholders’ equity	439,658	310,297
Total liabilities and stockholders’ equity	$754,204	$631,447

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2024	2023	2022
Net investment income	$13,318	$7,607	$5,498
Net realized investment gains (losses)	1,150	(554)	(1,154)
Net unrealized investment gains (losses)	639	1,060	(1,609)
Other income	—	2	1,138
Interest expense	(12,463)	(10,397)	(6,876)
Operating expenses	(9,451)	(6,398)	(9,877)
Loss before income tax and equity in subsidiaries	(6,807)	(8,680)	(12,880)
Income tax (expense) benefit	(105)	2,336	1,700
Net loss before equity in income (loss) of subsidiaries	(6,912)	(6,344)	(11,180)
Equity in income (loss) of subsidiaries	117,736	70,832	(47,331)
Net income (loss)	$110,824	$64,488	$(58,511)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$110,824	$64,488	$(58,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,150	4,323	6,430
Net realized investment (gains) losses	(1,150)	554	1,154
Net unrealized investment (gains) losses	(639)	(1,060)	1,609
Net accretion of discount on investments in fixed-maturity securities	(71)	(41)	(110)
Depreciation and amortization	1,606	1,633	1,403
Net income from limited partnership investments	(1,202)	(737)	(3,345)
Distributions from limited partnership interests	841	833	2,123
Equity in (income) loss of subsidiaries	(117,736)	(70,832)	47,331
Deferred income taxes	(276)	649	(895)
Changes in operating assets and liabilities:
Income taxes	2,830	(1,247)	11,708
Other assets	562	383	(2,805)
Accrued expenses and other liabilities	(1,539)	1,165	4,078
Due to related parties	(5,544)	8,340	38,696
Net cash (used in) provided by operating activities	(6,344)	8,451	48,866
Cash flows from investing activities:
Investments in limited partnership interests	(1,184)	(1,192)	(1,261)
Investment in note receivable – related party	(100,000)	(25,000)	(15,000)
Purchase of fixed-maturity securities	(49,683)	(26,585)	(52,576)
Purchase of equity securities	(5,999)	(4,904)	(11,406)
Purchase of short-term and other investments	—	(81)	(42)
Purchase of intangible assets	—	—	(3,800)
Purchase of property and equipment	(242)	(478)	(581)
Proceeds from sales of fixed-maturity securities	50,672	33	86
Proceeds from calls, repayments and maturities of fixed-maturity securities	—	26,626	54,178
Proceeds from sales of equity securities	6,238	4,660	10,975
Proceeds from sales, redemptions and maturities of short-term and other investments	—	53	570
Collection of note receivable – related party	2,994	—	—
Distributions received from limited partnership interests	2,733	3,025	4,759
Dividends received from subsidiary	33,000	40,500	51,500
Investment in subsidiaries	(36,000)	(22,000)	(41,868)
Net cash used in investing activities	(97,471)	(5,343)	(4,466)

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows – (Continued)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	84,572	—
Repurchases of common stock	(1,037)	(784)	(71,242)
Repurchases of common stock under share repurchase plan	—	—	(17,070)
Repurchases of convertible senior notes	(466)	—	—
Debt issuance costs	(99)	(170)	(6,041)
Cash dividends paid	(16,598)	(13,719)	(15,233)
Cash dividends received under share repurchase forward contract	—	—	76
Net borrowing (repayment) under revolving credit facility	44,000	—	(15,000)
Proceeds from issuance of long-term debt	—	—	172,500
Repayment of long-term debt	—	—	(1)
Net cash provided by financing activities	25,800	69,899	47,989
Net (decrease) increase in cash and cash equivalents	(78,015)	73,007	92,389
Cash and cash equivalents at beginning of year	175,762	102,755	10,366
Cash and cash equivalents at end of year	$97,747	$175,762	$102,755

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 30 -- Subsequent Events

On January 1, 2025 the Company’s 4.75% Convertible Senior Notes became convertible by all holders, as the Company’s closing share price of common stock for 20 trading days during the final 30 trading days of the immediately preceding calendar quarter was greater than 130% of the conversion price of $80.54, thus fulfilling the conversion conditions. The notes will remain convertible at least through March 31, 2025. The Company plans to settle all conversions fully in common stock. The current conversion ratio is approximately 12.4166 shares of common stock per $1 principal amount of notes. In addition, the Company has the right to redeem the 4.75% Convertible Notes at any time after June 5, 2025, if the last reported sale price of the common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 day consecutive trading day period.

On January 14, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on March 21, 2025 to stockholders of record on February 21, 2025.

On February 18, 2025, Tailrow, a consolidated VIE, assumed polices from Citizens. As outlined in the Consent Order issued by the FLOIR, Tailrow will assume approximately 14,000 policies, representing an estimated $36,000 in annualized premiums written.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report (December 31, 2024). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Forvis Mazars, LLP, an independent registered public accounting firm, has audited the 2024 consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report, included herein, on our internal control over financial reporting.

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

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics applicable to all of our employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). We have posted the text of our code of ethics to our Internet website: www.hcigroup.com. Select “Investors” at the top and then select “Governance” and then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our Internet website within the same section as described above.

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.

Securities authorized for issuance under equity compensation plans are summarized under Part II – Item 5 of this Form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 14 – Principal Accountant Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2024 and 2023 provided by Forvis Mazars, LLP, our principal accountant (in thousands):

	2024	2023
Audit fees (a)	$860	$640
All other fees (b)	50	151
	$910	$791

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

The Audit Committee pre-approved all 2024 engagements and fees for services provided by our principal accountant. The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Charlotte, North Carolina.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.

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

3.1.2

Articles of Amendment to Articles of Incorporation canceling the rights, preferences and limitations of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed May 15, 2020.

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

14	Code of Conduct of HCI Group, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed August 7, 2013.

19.1	HCI Group, Inc. Insider Trading Policy

21	Subsidiaries of HCI Group, Inc.

23.1	Consent of Forvis Mazars, LLP.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

97**	HCI Group, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

February 28, 2025	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2025	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

February 28, 2025	By	/s/ James Mark Harmsworth
James Mark Harmsworth, Chief Financial Officer (Principal Financial and Accounting Officer)

February 28, 2025	By	/s/ Karin Coleman
Karin Coleman, Chief Operating Officer and Director

February 28, 2025	By	/s/ Wayne Burks
Wayne Burks, Director

February 28, 2025	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

February 28, 2025	By	/s/ Gregory Politis
Gregory Politis, Director

February 28, 2025	By	/s/ Peter Politis
Peter Politis, Director

February 28, 2025	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

February 28, 2025	By	/s/ Lauren Valiente
Lauren Valiente, Director

February 28, 2025	By	/s/ Susan Watts
Susan Watts, Director

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.