Form 10-Q
period 2025-03-31
HCI Group, Inc.
filed 2025-05-09
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding on May 1, 2025 was 11,547,697.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $651,071 and $719,536, respectively and allowance for credit losses: $0 and $0, respectively)	$652,861	$718,537
Equity securities, at fair value (cost: $52,962 and $52,030, respectively)	55,226	56,200
Limited partnership investments	20,176	20,802
Real estate investments	80,151	79,120
Total investments	808,414	874,659
Cash and cash equivalents (a)	754,481	532,471
Restricted cash (a)	3,722	3,714
Accrued interest and dividends receivable	7,650	6,008
Income taxes receivable (a)	—	463
Deferred income taxes, net (a)	1,502	72
Premiums receivable, net (allowance: $4,684 and $5,891, respectively) (a)	54,704	50,582
Prepaid reinsurance premiums (a)	38,009	92,060
Reinsurance recoverable, net of allowance for credit losses (a):
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	46,335	36,062
Unpaid losses and loss adjustment expenses (allowance: $151 and $186, respectively)	481,434	522,379
Deferred policy acquisition costs (a)	56,398	54,303
Property and equipment, net	30,237	29,544
Right-of-use assets – operating leases	1,124	1,182
Intangible assets, net	4,565	5,206
Funds withheld for assumed business	8,451	11,690
Other assets (a)	9,642	9,818
Total assets	$2,306,668	$2,230,213

(a)
See Note 14 for details of balances associated with consolidated variable interest entities.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Dollar amounts in thousands)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Liabilities and Equity
Losses and loss adjustment expenses (a)	$798,146	$845,900
Unearned premiums (a)	573,565	584,703
Advance premiums (a)	37,807	18,867
Reinsurance payable on paid losses and loss adjustment expenses	—	2,496
Ceded reinsurance premiums payable	19,779	18,313
Assumed premiums payable (a)	3,582	2,176
Accrued expenses (a)	29,110	17,677
Income tax payable (a)	33,378	5,451
Deferred income taxes, net (a)	3,661	2,830
Revolving credit facility	42,000	44,000
Long-term debt	185,332	185,254
Lease liabilities – operating leases	1,131	1,185
Other liabilities (a)	34,708	32,320
Total liabilities	1,762,199	1,761,172
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests (Note 19)	1,637	1,691
Equity:
Common stock (no par value, 40,000,000 shares authorized, 10,765,336 and 10,767,184 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	124,170	122,289
Retained income	397,171	331,793
Accumulated other comprehensive income (loss), net of taxes	1,342	(749)
Total stockholders’ equity	522,683	453,333
Noncontrolling interests	20,149	14,017
Total equity	542,832	467,350
Total liabilities, redeemable noncontrolling interests and equity	$2,306,668	$2,230,213

(a)
See Note 14 for details of balances associated with consolidated variable interest entities.

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue
Gross premiums earned	$300,383	$256,644
Premiums ceded	(99,635)	(68,106)
Net premiums earned	200,748	188,538
Net investment income	13,751	14,067
Net realized investment gains	1,167	—
Net unrealized investment (losses) gains	(1,906)	2,635
Policy fee income	2,229	1,019
Other	444	355
Total revenue	216,433	206,614
Expenses
Losses and loss adjustment expenses	59,291	79,922
Policy acquisition and other underwriting expenses	27,287	22,139
General and administrative personnel expenses	20,483	16,274
Interest expense	3,384	3,149
Other operating expenses	5,649	7,700
Total expenses	116,094	129,184
Income before income taxes	100,339	77,430
Income tax expense	26,109	20,474
Net income	74,230	56,956
Net income attributable to redeemable noncontrolling interests (Note 19)	—	(10,149)
Net (income) loss attributable to noncontrolling interests	(4,546)	804
Net income after noncontrolling interests	$69,684	$47,611
Basic earnings per share	$6.47	$4.76
Diluted earnings per share	$5.35	$3.81

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$74,230	$56,956
Other comprehensive income:
Change in net unrealized gain on investments:
Net unrealized gains arising during the period	2,809	52
Reclassification adjustment for net realized (gains) losses	(20)	32
Net change in unrealized gains	2,789	84
Deferred income taxes on above change	(698)	(21)
Total other comprehensive income, net of income taxes	2,091	63
Comprehensive income	76,321	57,019
Comprehensive (income) loss attributable to noncontrolling interests	(4,546)	802
Comprehensive income after noncontrolling interests	$71,775	$57,821

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended March 31, 2025

(Unaudited)

(Dollar amounts in thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income,	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Net of Tax	Equity	Interests	Equity
Balance at December 31, 2024	10,767,184	$—	$122,289	$331,793	$(749)	453,333	$14,017	$467,350
Net income	—	—	—	69,684	—	69,684	4,546	74,230
Total other comprehensive income, net of income taxes	—	—	—	—	2,091	2,091	—	2,091
Issuance of restricted stock	1,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(750)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(5,267)	—	(639)	—	—	(639)	—	(639)
Conversion of senior notes to common stock	3,169	—	250	—	—	250	—	250
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	702	702
Common stock dividends ($0.40 per share)	—	—	—	(4,306)	—	(4,306)	—	(4,306)
Stock-based compensation	—	—	2,270	—	—	2,270	—	2,270
Subscriber surplus contribution	—	—	—	—	—	—	884	884
Balance at March 31, 2025	10,765,336	$—	$124,170	$397,171	$1,342	$522,683	$20,149	$542,832

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income after noncontrolling interests	$69,684	$47,611
Net income attributable to noncontrolling interests	4,546	9,345
Net income	74,230	56,956
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,972	1,582
Net accretion of discount on investments in fixed-maturity securities	(336)	(2,148)
Depreciation and amortization	2,019	1,003
Amortization of debt issuance costs	472	—
Deferred income tax (benefit) expense	(1,297)	5,604
Net realized investment gains	(1,167)	—
Net unrealized investment losses (gains)	1,906	(2,635)
Credit loss expense - reinsurance recoverable	(35)	(49)
Net loss (income) from limited partnership interests	626	(195)
Gain on sales of real estate investments	(370)	—
Foreign currency remeasurement gain	(3)	(1)
Other non-cash items	11	(19)
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(1,642)	(545)
Income taxes	28,390	14,831
Premiums receivable, net	(4,122)	(5,254)
Assumed premiums receivable	—	19,954
Prepaid reinsurance premiums	54,051	52,107
Reinsurance recoverable	30,707	19,673
Deferred policy acquisition costs	(2,095)	(2,242)
Funds withheld for assumed business	3,239	15,906
Other assets	208	(6,657)
Losses and loss adjustment expenses	(47,754)	(6,361)
Unearned premiums	(11,138)	(1,658)
Advance premiums	18,940	10,623
Reinsurance payable on paid losses and loss adjustment expenses	(2,496)	(3,145)
Ceded reinsurance premiums payable	1,466	1,772
Assumed reinsurance balances payable	1,406	1,831
Accrued expenses and other liabilities	13,818	11,056
Net cash provided by operating activities	162,006	181,989

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from investing activities:
Investments in limited partnership interests	(95)	(399)
Distributions received from limited partnership interests	95	162
Purchase of property and equipment	(1,732)	(946)
Purchase of real estate investments	(1,857)	(5,244)
Purchase of fixed-maturity securities	(15,000)	(172,336)
Purchase of equity securities	(9,327)	(7,679)
Proceeds from sales of real estate investments	824	—
Proceeds from sales of fixed-maturity securities	2,610	6,030
Proceeds from calls, repayments and maturities of fixed-maturity securities	81,211	172,024
Proceeds from sales of equity securities	9,542	3,516
Net cash provided by (used in) investing activities	66,271	(4,872)
Cash flows from financing activities:
Cash dividends paid	(4,306)	(3,993)
Net (repayment) borrowing under revolving credit facility	(2,000)	50,000
Cash dividends paid to redeemable noncontrolling interests	—	(2,923)
Net surplus contribution from subscribers	830	—
Repayment of long-term debt	(133)	(128)
Redemption of long-term debt	—	(466)
Repurchases of common stock	(639)	(557)
Redemption of redeemable noncontrolling interests	—	(100,000)
Purchase of noncontrolling interests	—	(33)
Debt issuance costs	—	(99)
Net cash used in financing activities	(6,248)	(58,199)
Effect of exchange rate changes on cash	(11)	4
Net increase in cash, cash equivalents, and restricted cash	222,018	118,922
Cash, cash equivalents, and restricted cash at beginning of period	536,185	539,765
Cash, cash equivalents, and restricted cash at end of period	$758,203	$658,687

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$65	$38
Cash paid for interest	$214	$1,052
Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale securities, net of tax	$2,091	$63
Conversion of 4.25% Convertible Senior Notes	$—	$23,450
Conversion of 4.75% Convertible Senior Notes	$250	$—
Payable on purchases of equity securities	$—	$25

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TTIC”). Both HCPCI and TTIC are authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida and in other states. A third insurance subsidiary, perRisk Insurance Company (“perRisk”), is domiciled in Arizona and has not yet commenced its surplus lines insurance business. The operations of insurance subsidiaries are supported by HCI Group, Inc. and certain entities within the consolidated group. Exzeo Group, Inc. (formerly known as TypTap Insurance Group, Inc.), its majority-owned subsidiary, provides turn-key insurance technology and operations solutions based on a proprietary platform of purpose-built software and data analytics applications that are specifically designed for the property and casualty insurance ecosystem. Exzeo’s advanced data analytics algorithms and software tools maximize efficiency and optimize underwriting outcomes.

The Company also provides attorney-in-fact (“AIF”) services for reciprocal insurance exchanges owned by their policyholders. The Company's subsidiaries, Core Risk Managers, LLC (“CRM”) and Tailrow Risk Managers, LLC (“TRM”), serve as the AIF for Condo Owners Reciprocal Exchange (“CORE”) and Tailrow Insurance Exchange (“Tailrow”), respectively. Although the Company does not have any equity interest in the reciprocal insurance exchanges, the Company is required to consolidate them as their primary beneficiary. See Note 14 -- “Variable Interest Entities” for additional information. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the business of owning, developing, and leasing real estate and operating marina facilities.

On February 27, 2025, TypTap Insurance Group, Inc. filed articles of amendment to its Restated Articles of Incorporation changing its name to Exzeo Group, Inc (“Exzeo”). Exzeo and its consolidated subsidiaries are hereinafter referred to as “Exzeo Group.”

Citizens Assumption

From time to time, the Company and its consolidated variable interest entities (“VIEs”) may participate in a “take-out program” through which the Company and its VIEs assume insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer.

During the three months ended March 31, 2025, approximately 13,900 policies were assumed, representing approximately $35,800 in annualized gross written premiums, whereas for the three months ended March 31, 2024, approximately 9,800 policies were assumed, representing approximately $87,800 in annualized gross premiums.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of HCI Group, Inc. and its majority-owned and controlled subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2025 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2025. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Form 10-K, which was filed with the SEC on February 28, 2025.

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

Reclassification

The Company's previously reported segment information has been recast to conform with the current presentation. See Note 15 -- “Segment Information.”

Note 3 -- Recent Accounting Pronouncements

Adopted

Accounting Standards Update No. 2023-09. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state, and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. This update has been adopted on a prospective basis for the fiscal year beginning on January 1,

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

2025 and will result in enhanced income tax disclosures beginning with our consolidated financial statements for the year ending December 31, 2025.

Accounting Standards Update No. 2024-04. In November 2024, the FASB issued Accounting Standards Update No. 2024-04 (“ASU 2024-04”) Debt–Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This update clarifies whether entities should apply extinguishment accounting or induced conversion accounting when recording the settlement of convertible debt instruments due to an induced conversion. ASU 2024-04 is effective for all entities for fiscal years beginning after December 15, 2025. Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 as of that period. The Company has elected to early adopt this update effective January 1, 2025. The adoption of this update had no impact on the Company’s financial position or results of operation upon adoption as the new guidance applies prospectively from January 1, 2025.

Pending Adoption

Accounting Standards Update No. 2025-01 and 2024-03. In January 2025, the FASB issued Accounting Standards Update No. 2025-01 (“ASU 2025-01”) Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies the effective date of Accounting Standards Update No. 2024-03 (“ASU 2024-03”) Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was issued by the FASB in November 2024. For public business entities, ASU 2024-03 enhances disclosures by requiring the disaggregation of certain expense captions presented within the income statement, such as employee compensation and intangible asset amortization. In addition, the total relevant expense caption on the income statement must be reconciled to the aggregate of the separately disclosed expense categories with the difference represented by an "other items" amount which is qualitatively described. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating its impact on certain disclosures but expects the adoption to result in additional disclosures of certain expenses.

Note 4 -- Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$754,481	$532,471
Restricted cash	3,722	3,714
Total	$758,203	$536,185

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

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

a) Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. At March 31, 2025 and December 31, 2024, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gain	Loss	Value
As of March 31, 2025
U.S. Treasury and U.S. government agencies	$624,650	$—	$2,229	$(306)	$626,573
Corporate bonds	25,927	—	139	(242)	25,824
Exchange-traded debt	494	—	—	(30)	464
Total	$651,071	$—	$2,368	$(578)	$652,861
As of December 31, 2024
U.S. Treasury and U.S. government agencies	$688,123	$—	$2,019	$(2,726)	$687,416
Corporate bonds	30,919	—	77	(371)	30,625
Exchange-traded debt	494	—	2	—	496
Total	$719,536	$—	$2,098	$(3,097)	$718,537

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$510,506	$511,771	$520,005	$521,301
Due after one year through five years	39,207	39,261	98,831	98,808
Due after five years through ten years	100,864	101,365	100,206	97,932
Due after ten years	494	464	494	496
	$651,071	$652,861	$719,536	$718,537

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

The fair value of fixed-maturity securities on deposit with various regulatory authorities at March 31, 2025 and December 31, 2024 was $1,801 and $1,794, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three months ended March 31, 2025 and 2024 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2025	$2,610	$24	$(4)
Three months ended March 31, 2024	$6,030	$12	$(44)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Securities with gross unrealized loss positions at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of March 31, 2025	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(1)	$498	$(305)	$83,792	$(306)	$84,290
Corporate bonds	(19)	5,814	(223)	7,851	(242)	13,665
Exchange-traded debt	(30)	464	—	—	(30)	464
Total available-for-sale securities	$(50)	$6,776	$(528)	$91,643	$(578)	$98,419

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2024	Loss	Value	Loss	Value	Loss	Value
U.S. Treasury and U.S. government agencies	$(2,063)	$97,771	$(663)	$104,872	$(2,726)	$202,643
Corporate bonds	(53)	6,296	(318)	15,255	(371)	21,551
Total available-for-sale securities	$(2,116)	$104,067	$(981)	$120,127	$(3,097)	$224,194

At March 31, 2025 and December 31, 2024, there were 34 and 56 securities, respectively, in an unrealized loss position.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three months ended March 31, 2025 and 2024.

b) Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. At March 31, 2025 and December 31, 2024, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
March 31, 2025	$52,962	$4,573	$(2,309)	$55,226
December 31, 2024	$52,030	$6,427	$(2,257)	$56,200

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held.

	Three Months Ended
	March 31,
	2025	2024
Net (losses) gains recognized	$(759)	$2,667
Exclude: Net realized gains recognized for securities sold	1,147	32
Net unrealized (losses) gains recognized	$(1,906)	$2,635

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three months ended March 31, 2025 and 2024 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2025	$9,542	$1,331	$(184)
Three months ended March 31, 2024	$3,516	$173	$(141)

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

	March 31, 2025			December 31, 2024
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower- middle-market companies. (b)(c)(e)	$2,307	$—	15.37	$2,400	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	717	—	1.04	1,082	—	1.13
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	3,242	—	0.17	3,407	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	2,061	—	0.51	2,053	—	0.52
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	6,605	2,350	1.31	6,781	2,445	1.31
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	5,244	810	0.54	5,079	810	0.55
Total	$20,176	$3,160		$20,802	$3,255

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

	Three Months Ended
	March 31,
	2025	2024
Operating results:
Total income*	$(8,373)	$3,066
Total expenses	(16,215)	(25,601)
Net loss	$(24,588)	$(22,535)

*Includes net change in unrealized gains or losses on investments.

	March 31,	December 31,
	2025	2024
Balance sheet:
Total assets	$3,979,579	$4,118,765
Total liabilities	$172,868	$157,420

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the three months ended March 31, 2025 and 2024, the Company recognized net investment loss from limited partnerships of $626 and net investment income of $195, respectively. Included in net investment income for the three months ended March 31, 2025 and 2024 was an estimated unfavorable change in net asset value of $175 and an estimated favorable change in net asset value of $100, respectively. For the three months ended March 31, 2025 and 2024, the Company received total cash distributions of $95 and $162, respectively, representing returns of capital.

At March 31, 2025 and December 31, 2024, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $23,346 and $20,987, respectively, and the Company’s maximum exposure to loss aggregated $20,176 and $20,802, respectively.

d) Real Estate Investments

Real estate investments consist of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Land	$41,818	$42,272
Land improvements	10,578	4,843
Buildings and building improvements	30,680	18,772
Tenant and leasehold improvements	2,265	2,265
Construction in progress - Haines City	1,427	17,373
Other	1,233	1,106
Total, at cost	88,001	86,631
Less: accumulated depreciation and amortization	(7,850)	(7,511)
Real estate investments	$80,151	$79,120

Depreciation and amortization expense related to real estate investments was $339 and $269 for the three months ended March 31, 2025 and 2024, respectively.

In March 2025, the Company sold an outparcel of land in Sorrento, Florida for proceeds of $824.

e) Net Investment Income

Net investment income (loss), by source, is summarized as follows:

	Three Months Ended
	March 31,
	2025	2024
Available-for-sale fixed-maturity securities	$7,514	$4,827
Equity securities	487	442
Investment expense	(185)	(79)
Limited partnership investments	(626)	195
Real estate investments	318	1,493
Cash and cash equivalents	6,243	7,189
Net investment income	$13,751	$14,067

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For the three months ended March 31, 2025, income from real estate investments included a net gain of $370 in connection with the sale of one outparcel in Sorrento, Florida as described in d) Real Estate Investments.

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

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains	$2,809	$703	$2,106	$52	$13	$39
Reclassification adjustment for net realized (gains) losses	(20)	(5)	$(15)	32	8	$24
Total other comprehensive income	$2,789	$698	$2,091	$84	$21	$63

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2025
Financial Assets:
Cash and cash equivalents	$754,481	$—	$—	$754,481
Restricted cash	$3,722	$—	$—	$3,722
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$626,082	$491	$—	$626,573
Corporate bonds	18,656	7,168	—	25,824
Exchange-traded debt	464	—	—	464
Total available-for-sale securities	$645,202	$7,659	$—	$652,861
Equity securities	$55,226	$—	$—	$55,226

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2024
Financial Assets:
Cash and cash equivalents	$532,471	$—	$—	$532,471
Restricted cash	$3,714	$—	$—	$3,714
Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$686,929	$487	$—	$687,416
Corporate bonds	21,358	9,267	—	30,625
Exchange-traded debt	496	—	—	496
Total available-for-sale securities	$708,783	$9,754	$—	$718,537
Equity securities	$56,200	$—	$—	$56,200

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of March 31, 2025 and December 31, 2024:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of March 31, 2025
Financial Liabilities:
Revolving credit facility	$42,000	$—	$42,000	$—	$42,000
Long-term debt:
4.75% Convertible Senior Notes	$169,602	$—	$323,746	$—	$323,746
4.55% Promissory Note	4,296	—	—	4,057	4,057
5.50% Promissory Note	11,434	—	—	11,676	11,676
Total long-term debt	$185,332	$—	$323,746	$15,733	$339,479

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2024
Financial Liabilities:
Revolving credit facility	$44,000	$—	$44,000	$—	$44,000
Long-term debt:
4.75% Convertible Senior Notes	$169,397	$—	$266,989	$—	$266,989
5.50% Promissory Note	11,491	—	—	11,307	11,307
4.55% Promissory Note	4,366	—	—	4,043	4,043
Total long-term debt	$185,254	$—	$266,989	$15,350	$282,339

Note 8 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	March 31,	December 31,
	2025	2024
In-place leases	2,221	$2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (a)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(8,070)	(7,429)
Intangible assets, net	$4,565	$5,206

(a)
Fully amortized.

The remaining weighted-average amortization periods for the intangible assets as of March 31, 2025 are summarized in the table below:

In-place leases	17.9 years
Policy renewal rights - United	1.1 years

At March 31, 2025 and December 31, 2024, contingent liabilities related to renewal rights intangible assets were $371 and are included in other liabilities on the consolidated balance sheets.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Other Assets

The following table summarizes the Company’s other assets:

	March 31,	December 31,
	2025	2024
Prepaid premium taxes	1,396	1,045
Prepaid brokerage fees	433	657
Other prepaid expenses	3,006	3,966
Deposits	439	583
Lease acquisition costs, net	805	822
Other	3,563	2,745
Total other assets	$9,642	$9,818

Note 10 -- Revolving Credit Facility

At March 31, 2025, the Company had $42,000 outstanding under the credit facility. For the three months ended March 31, 2025 and 2024, interest expense was $669 and $738, respectively, including $15 and $15 of amortization of issuance costs, respectively. At March 31, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $33,000.

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	March 31,	December 31,
	2025	2024
4.75% Convertible Senior Notes, due June 1, 2042	$172,250	$172,500
4.55% Promissory Note, due through August 1, 2036	4,347	4,419
5.50% Promissory Note, due through July 1, 2033	11,609	11,670
Total principal amount	188,206	188,589
Less: unamortized issuance costs	(2,874)	(3,335)
Total long-term debt	$185,332	$185,254

The following table summarizes future maturities of long-term debt as of March 31, 2025, which takes into consideration that the Company intends to redeem the 4.75% Convertible Senior Notes on June 5, 2025. See 4.75% Convertible Senior Notes within this note for additional information:

Due in 12 months following March 31,	Amount
2025	$172,799
2026	577
2027	607
2028	638
2029	670
Thereafter	12,915
Total	$188,206

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended
	March 31,
	2025	2024
Interest Expense:
Contractual interest	$2,258	$2,118
Non-cash expense (a)	457	293
Total	$2,715	$2,411

(a)
Includes amortization of debt issuance costs.

4.75% Convertible Senior Notes

On March 28, 2025, the Company notified all noteholders that it will redeem all of the outstanding 4.75% Convertible Notes on June 5, 2025 for a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. As a consequence of this notice, the noteholders are entitled to convert their notes into shares of common stock until the end of the day June 4, 2025. The conversion ratio is 12.6789 shares of common stock per $1 principal amount of notes.

During the first quarter of 2025, the Company converted $250 in aggregate principal of 4.75% Convertible Senior Notes for aggregate consideration of 3,169 shares of HCI’s common stock plus cash consideration in lieu of fractional shares.

With the redemption date of June 5, 2025, the effective interest rate, taking into account both cash and non-cash components, approximates 13.5%. As of March 31, 2025, the remaining amortization period of the debt issuance costs was expected to be two months.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended
	March 31,
	2025	2024
Premiums Written:
Direct	$268,456	$211,895
Assumed	20,790	43,091
Gross written	289,246	254,986
Ceded	(99,635)	(68,106)
Net premiums written	$189,611	$186,880
Premiums Earned:
Direct	$249,402	$189,675
Assumed	50,981	66,969
Gross earned	300,383	256,644
Ceded	(99,635)	(68,106)
Net premiums earned	$200,748	$188,538

During the three months ended March 31, 2025, the Company derecognized $6 of ceded losses, thereby increasing losses and loss adjustment expenses. There were no ceded losses recognized during the three months ended March 31, 2024. At March 31, 2025 and December 31, 2024, there were 44 reinsurers, participating in the Company’s reinsurance program. Total net amounts recoverable and receivable from reinsurers at March 31, 2025 and December 31, 2024 were $527,769 and $558,441, respectively. Approximately 74.6% of the paid reinsurance recoverable balance at March 31, 2025 was receivable from four reinsurers, one of which was the Florida Hurricane Catastrophe Fund, a tax-exempt state trust fund. Based on all available information considered in the rating-based method, the Company recognized decreases in credit loss expense of $35 and $49 for the three months ended March 31, 2025 and 2024, respectively. Allowances for credit losses related to the reinsurance recoverable balance were $151 and $186 at March 31, 2025 and December 31, 2024, respectively.

One of the existing reinsurance contracts includes retrospective provisions that adjust premiums in the event losses are minimal or zero. Due to the losses from Hurricane Helene and Hurricane Milton during the third and fourth quarters of 2024, these retrospective provisions were fully exhausted and as such, no benefits were accrued during the three months ended March 31, 2025. In contrast, for the three months ended March 31, 2024, the Company recognized reductions in premiums ceded of $6,993 related to these adjustments in the consolidated statement of income.

There were no benefits accrued under the multi-year reinsurance contract with retrospective provisions at March 31, 2025 and December 31, 2024.

Reinsurance provided to other insurance companies

United

The Company formerly provided quota share reinsurance to United Property & Casualty Insurance Company (“United”) on its policies in the northeast and southeast regions of the United States. United was placed into receivership by the State of Florida due to its financial insolvency and, as a result, the Company ceased

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

providing quota share reinsurance on United policies. At March 31, 2025 and December 31, 2024, the Company had a net balance of $831 due to United related to the northeast region, representing ceding commission payable.

At March 31, 2025 and December 31, 2024, the Company had a net balance of $1,438 due to United related to the southeast region, consisting of premiums payable of $1,712, offset by ceding commission receivable of $274.

At March 31, 2025, the Company had a net amount due to United of $2,269 and funds withheld for assumed business in trust accounts totaling $8,451 for the benefit of policies assumed from United. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

At March 31, 2025 and December 31, 2024, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $8,451 and $11,690, respectively.

Citizens Assumption

Assumed premiums written related to Citizens policies were approximately $20,790 and $43,091 for the three months ended March 31, 2025 and 2024, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended
	March 31,
	2025	2024
Net balance, beginning of period*	$323,335	$254,351
Incurred, net of reinsurance, related to:
Current period	59,291	79,922
Prior periods	—	—
Total incurred, net of reinsurance	59,291	79,922
Paid, net of reinsurance, related to:
Current period	(13,095)	(17,789)
Prior periods	(52,970)	(43,059)
Total paid, net of reinsurance	(66,065)	(60,848)
Net balance, end of period	316,561	273,425
Add: reinsurance recoverable before allowance for credit losses	481,585	305,287
Gross balance, end of period	$798,146	$578,712

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. Losses and LAE for the three months ended March 31, 2025 included net estimated losses of approximately $10,775 related to Citizens policies assumed. Excluding Citizens-related losses, lower losses and LAE for the three months ended March 31, 2025 resulted from a decrease in reported claims and litigation frequency.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Variable Interest Entities

The Company holds variable interests in two reciprocal insurance exchanges, CORE and Tailrow. The reciprocal insurance exchanges are owned by their policyholders, referred to as subscribers, who gain ownership by buying an insurance policy and making a surplus contribution. The Company is required to assess whether it has a controlling financial interest in its variable interest entities. A controlling financial interest exists if an entity has both: 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. Under U.S. GAAP, an entity meeting these requirements is considered to be the primary beneficiary of a VIE and is required to consolidate the VIE.

CORE was organized to offer commercial residential multiple peril and wind insurance products and Tailrow was organized to provide commercial residential multiple peril insurance. Based on management’s current evaluation, CORE and Tailrow are considered variable interest entities (VIEs), and the Company has determined that it is the primary beneficiary of both entities.

Tailrow’s and CORE’s assets are legally restricted for the purpose of fulfilling their obligations. The creditors of the VIEs have no legal right to pursue additional sources of payment from the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the assets and liabilities related to the Company’s variable interests in consolidated VIEs which are included in the accompanying consolidated balance sheets:

	March 31,	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$100,286	$74,886
Restricted cash	616	611
Income taxes receivable	—	463
Deferred income taxes, net	1,502	72
Premiums receivable, net (allowance: $205 and $1,085, respectively)	4,143	4,230
Prepaid reinsurance premium	6,582	13,886
Reinsurance recoverable, net of allowance for credit losses:
Unpaid losses and loss adjustment expenses (allowance: $2 and $4, respectively)	3,598	3,596
Deferred policy acquisition costs	2,538	2,709
Other assets	626	891
Total assets	$119,891	$101,344
Liabilities:
Losses and loss adjustment expenses	$19,042	$17,415
Unearned premiums	40,474	30,204
Advance premiums	327	—
Assumed premiums payable	1,362	656
Accrued expenses	889	915
Income taxes payable	2,535	19
Deferred income taxes, net	—	261
Other liabilities	1,398	1,131
Total liabilities	$66,027	$50,601

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Segment Information

The Company identifies its operating divisions based on managerial emphasis, organizational structure and revenue source. The Company has five reportable segments: insurance operations, Exzeo Group, reciprocal exchange operations, real estate operations, and corporate and other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under reciprocal exchange operations, are grouped together into one reportable segment under insurance operations. The Exzeo Group segment includes insurance solutions, information technology operations, and its management company’s activities. The reciprocal exchange segment represents the insurance operations of CORE and Tailrow, consolidated VIEs. The real estate operations segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The corporate and other segment represents the activities of the holding companies and any other companies, such as CRM and TRM, that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenues, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the three months ended March 31, 2025 and 2024, revenues from the insurance operations segment before intracompany elimination represented 77.0% and 85.1%, respectively, and revenues from the Exzeo Group segment represented 16.7% and 12.7%, respectively, of total revenues of all operating segments. At March 31, 2025 and December 31, 2024, insurance operations’ total assets represented 81.1% and 83.6%, respectively, and Exzeo Group’s total assets represented 5.5% and 3.7%, respectively, of the combined assets of all operating segments.

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

For Three Months Ended March 31, 2025	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$282,135	$—	$19,447	$—	$—	$(1,199)	$300,383
Premiums ceded	(93,427)	—	(7,407)	—	—	1,199	(99,635)
Net premiums earned	188,708	—	12,040	—	—	—	200,748
Net income from investment portfolio	10,859	398	780	—	1,765	(790)	13,012
Policy fee income	2,229	—	—	—	—	—	2,229
Other	2,746	52,407	(9)	2,840	3,655	(61,195)	444
Total revenue	204,542	52,805	12,811	2,840	5,420	(61,985)	216,433
Expenses:
Losses and loss adjustment expenses	70,815	—	2,772	—	—	(14,296)	59,291
Amortization of deferred policy acquisition costs	25,244	—	1,067	—	—	—	26,311
Other policy acquisition expenses	18,333	12,667	2,521	—	2,128	(34,673)	976
Stock-based compensation expense	473	723	—	—	1,776	—	2,972
Interest expense	—	—	1,108	216	3,168	(1,108)	3,384
Depreciation and amortization	611	708	—	510	191	(374)	1,646
Personnel and other operating expenses	11,244	14,512	255	1,733	4,155	(10,385)	21,514
Total expenses	126,720	28,610	7,723	2,459	11,418	(60,836)	116,094
Income (loss) before income taxes (d)	$77,822	$24,195	$5,088	$381	$(5,998)	$(1,149)	$100,339
Total revenue from non-affiliates (e)	$201,050	$398	$14,010	$1,975	$838
Gross premiums written	$259,529	$—	$29,717

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations and management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations includes $1,199 earned from reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo Group and the AIF operations recognize service fee revenues according to revenue recognition standards. Although both service fee expenses and revenues are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended March 31, 2024	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue:
Gross premiums earned (c)	$253,472	$—	$3,625	$—	$—	$(453)	$256,644
Premiums ceded	(66,341)	—	(2,218)	—	—	453	(68,106)
Net premiums earned	187,131	—	1,407	—	—	—	188,538
Net income from investment portfolio	12,758	13	56	—	4,694	(819)	16,702
Policy fee income	1,019	—	—	—	—	—	1,019
Other	3,092	32,929	—	3,447	1,030	(40,143)	355
Total revenue	204,000	32,942	1,463	3,447	5,724	(40,962)	206,614
Expenses:
Losses and loss adjustment expenses	84,024	—	1,268	—	—	(5,370)	79,922
Amortization of deferred policy acquisition costs	20,931	—	—	—	—	—	20,931
Other policy acquisition expenses	15,415	11,158	546	—	—	(25,911)	1,208
Stock-based compensation expense	369	701	—	—	512	—	1,582
Interest expense	—	1,500	812	223	2,926	(2,312)	3,149
Depreciation and amortization	612	614	—	380	160	(276)	1,490
Personnel and other operating expenses	13,433	11,869	54	1,434	3,733	(9,621)	20,902
Total expenses	134,784	25,842	2,680	2,037	7,331	(43,490)	129,184
Income (loss) before income taxes (d)	$69,216	$7,100	$(1,217)	$1,410	$(1,607)	$2,528	$77,430
Total revenue from non-affiliates (e)	$200,803	$13	$1,916	$2,606	$2,784
Gross premiums written	$235,499	$—	$19,487

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of revenue from marina operations and management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations include $453 earned from the reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo Group and the AIF operations recognize service fee revenues according to revenue recognition standards. Although both service fee expenses and revenues are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents gross premium earned by geographic location:

	Three Months Ended March 31,
	2025	2024
Florida	$270,805	$227,249
Non-Florida	29,578	29,395
Total gross premiums earned	$300,383	$256,644

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	March 31,	December 31,
	2025	2024
Segments:
Insurance Operations	$1,906,645	$1,905,878
Exzeo Group	135,824	89,441
Reciprocal Exchange Operations	125,383	105,556
Real Estate Operations	98,731	96,795
Corporate and Other	215,068	175,282
Consolidation and Elimination	(174,983)	(142,739)
Total assets	$2,306,668	$2,230,213

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Leases

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating and finance leases:

	March 31,	December 31,
	2025	2024
Operating leases:
ROU assets	$1,124	$1,182
Liabilities	$1,131	$1,185

The following table summarizes the Company’s operating and finance leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	36 to 63 months	Yes	(a)
Office space	5 to 9 years	Yes	(a), (b)

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.

As of March 31, 2025, maturities of operating lease liabilities were as follows:

Due in 12 months following March 31,
2025	$294
2026	303
2027	313
2028	157
2029	115
Thereafter	99
Total lease payments	1,281
Less: interest	150
Total lease obligations	$1,131

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regard to the Company’s operating and finance leases:

	Three Months Ended
	March 31,
	2025	2024
Lease costs:
Operating lease costs*	$76	$68
Short-term lease costs*	80	92
Total lease costs	$156	$160
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$72	$70
Financing cash flows – finance leases	$—	$1

	March 31,
	2025
Weighted-average remaining lease term:
Operating leases (in years)	4.4
Weighted-average discount rate:
Operating leases (%)	6.0%

* Included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	1 to 3 years	Yes	(c)
Retail space	3 to 20 years	Yes	(c)
Boat docks/wet slips	1 to 12 months	Yes	(c)

(c)
There are no purchase options.

In March 2025, the Company entered into an operating lease agreement with tenant Government Employees Insurance Company (“GEICO”) for its 189,147-square-foot commercial real estate investment property located in Tampa, Florida. The lease term is 128 months, includes two options to renew for additional 60-month terms, and is expected to commence in the third quarter of 2025. GEICO also has the option to terminate, either partially or wholly, the lease agreement at the end of the seventh year after commencement of the lease. Under the office lease, the Company will waive rent for all three buildings during the first eight months of the lease term, rent for the first building during months 9 - 12, and fifty percent of rent for the first building during months 13 - 18. The Company will own all building improvements performed by the tenant. The total consideration in the lease agreement is allocated between the lease and non-lease components based on their relative standalone prices, with the lease component representing the right to use office space and the non-lease component comprising various property maintenance and administrative services provided by the Company. The lease agreement does not include any residual value guarantees.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Income Taxes

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. The Company evaluates the realizability of its deferred tax assets each quarter, and as of March 31, 2025, based on all of the available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized other than a valuation allowance on the sale of TTIC by Exzeo to HCI in the amount of $544 related to the deferred intercompany taxable loss that arose during the third quarter of 2024. The Company did not have a valuation allowance established as of March 31, 2024.

During the three months ended March 31, 2025 and 2024, the Company recorded approximately $26,109 and $20,474 of income tax expense, respectively, resulting in effective tax rates of 26.0% and 26.4%, respectively. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to a higher prior year effect tax rate resulting from certain non-deductible compensation expense for the first quarter of 2024. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain nondeductible and tax-exempt items.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$74,230			$56,956
Less: Net income attributable to redeemable noncontrolling interests	—			(10,149)
Less: Net (income) loss attributable to noncontrolling interests	(4,546)			804
Net income attributable to HCI	69,684			47,611
Less: Income attributable to participating securities	(3,103)			(1,218)
Basic Earnings Per Share:
Income allocated to common stockholders	66,581	10,286	$6.47	46,393	9,751	$4.76
Effect of Dilutive Securities:
Stock options	—	350		—	280
Convertible senior notes	1,873	2,142		1,640	2,282
Warrants	—	7		—	305
Diluted Earnings Per Share:
Income available to common stockholders and assumed conversions	$68,454	12,785	$5.35	$48,033	12,618	$3.81

(a)
Shares in thousands.

Note 19 -- Redeemable Noncontrolling Interests

Exzeo - Series A Preferred Stock

Exzeo previously issued shares of its Series A Preferred Stock to a private investment management fund. These shares were presented as redeemable noncontrolling interest on the consolidated balance sheet until the redemption was completed during the first quarter of 2024. For the three months ended March 31, 2024, net income attributable to redeemable noncontrolling interest was $10,149, consisting of accrued cash dividends of $424, accretion related to increasing dividend rates of $111, an adjustment to maximum redemption value of $6,228, and a deemed dividend resulting from warrant modifications of $3,386.

VIE - Subscriber Surplus Contribution

Subscriber surplus contributions in redeemable noncontrolling interests represent a refundable portion of the surplus contributions received from policyholders of the VIEs.

The following table summarizes the activity of the subscriber surplus contribution during the three months ended March 31, 2025 and 2024:

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

	2025	2024
Balance at January 1	$1,691	$—
Cash contribution	833	—
Return of contribution	(3)	—
Noncash reclassification	(884)	—
Balance at March 31	$1,637	$—

Note 20 -- Equity

Stockholders’ Equity

Common Stock

On January 14, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on March 21, 2025 to stockholders of record on February 21, 2025.

Noncontrolling Interests

Exzeo

During the three months ended March 31, 2025, Exzeo did not repurchase and retire any shares of common stock from current or former employees. For the three months ended March 31, 2024, Exzeo repurchased and retired a total of 22,787 shares of its common stock surrendered by its employees to satisfy payroll tax liabilities associated with the vesting of restricted shares. The total cost of purchasing noncontrolling interests during the three months ended March 31, 2024 was $33.

At March 31, 2025, there were 82,709,589 shares of Exzeo’s common stock outstanding, of which 7,709,589 shares were not owned by HCI.

Consolidated Variable Interest Entities

As described in Note 14 -- “Variable Interest Entities,” the Company has no equity interest at risk in consolidated VIEs. An insurance exchange receives surplus contributions from its subscribers in addition to policy premiums. The surplus contribution is payable to an insurance exchange on or prior to the initial effective date of coverage, in installments for certain payment plans, and on or prior to the effective date of all endorsements generating an additional premium.

Note 21 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the Plan which is currently active and available for future grants. At March 31, 2025, there were 691,596 shares available for grant.

Stock Options

Stock options granted and outstanding under the incentive plan vest over a period of four years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three months ended March 31, 2025 and 2024 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2025	590,000	$51.54	4.9 years	$37,523
Outstanding at March 31, 2025	590,000	$51.54	4.6 years	$58,367
Exercisable at March 31, 2025	590,000	$51.54	4.6 years	$58,367

Outstanding at January 1, 2024	590,000	$51.54	5.9 years	$21,156
Outstanding at March 31, 2024	590,000	$51.54	5.6 years	$38,077
Exercisable at March 31, 2024	590,000	$51.54	5.6 years	$38,077

There were no options exercised during the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, the Company recognized $0 and $14, respectively, of compensation expense related to stock options which is included in general and administrative personnel expenses. There were no deferred tax benefits related to stock options recognized for the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, there was no unrecognized compensation expense related to nonvested stock options.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2025 and 2024 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2025	486,115	$63.00
Granted	1,000	$138.94
Vested	(18,405)	$61.38
Forfeited	(750)	$109.72
Nonvested at March 31, 2025	467,960	$63.15

Nonvested at January 1, 2024	271,417	$37.12
Vested	(29,690)	$56.05
Forfeited	(200)	$51.87
Nonvested at March 31, 2024	241,527	$34.78

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $2,249 and $867 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, there was approximately $18,083 and $20,296, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.7 years. The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
Deferred tax benefits recognized	$201	$99
Tax benefits realized for restricted stock and paid dividends	$608	$511
Fair value of vested restricted stock	$1,130	$1,664

Subsidiary Equity Plan

For the three months ended March 31, 2025 and 2024, Exzeo Group recognized compensation expense related to its stock-based awards of $703 and $701, respectively. At March 31, 2025 and December 31, 2024, there was $8,491 and $9,495, respectively, of unrecognized compensation expense related to nonvested subsidiary restricted stock and stock options.

Note 22 -- Commitments and Contingencies

Capital Commitments

As described in Note 5 -- “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. At March 31, 2025, there was an aggregate unfunded balance of $3,160.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts, unless otherwise stated)

FIGA Assessments

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of March 31, 2025, the FIGA assessments payable by the Company were $2,164 and are included in other liabilities on the consolidated balance sheet.

Note 23 -- Related Party Transaction

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

Note 24 -- Subsequent Events

On April 11, 2025, the Company entered into an agreement with a holder of its 4.75% Convertible Senior Notes, whereby the noteholder converted $61,761 in aggregate principal amount in exchange for 783,061 shares of HCI’s common stock and $1,125 in cash. The transaction was accounted for as an induced conversion. As such, the Company recognized induced conversion expense of $1,125, representing the excess of the fair value of the total consideration transferred over the fair value of the common stock issued.

On April 23, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 20, 2025 to stockholders of record on May 16, 2025.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025. Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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
Exzeo Group
▪
Insurance solutions
▪
Information technology
▪
Reinsurance brokerage services
c)
Reciprocal Exchange Operations
d)
Real Estate Operations
e)
Other Operations

▪
Attorney-in-fact services
▪
Holding company operations

For the three months ended March 31, 2025 and 2024, revenues from insurance operations before intracompany elimination represented 77.0% and 85.1%, respectively, and revenues from Exzeo Group represented 16.7% and 12.7%, respectively, of total revenues of all operating segments. At March 31, 2025 and December 31, 2024, insurance operations’ total assets represented 81.1% and 83.6%, respectively, and Exzeo Group’s total assets represented 5.5% and 3.7%, respectively, of the combined assets of all operating segments. See Note 15 -- “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

Insurance Operations

Property and Casualty Insurance

We currently have three insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TTIC”). A third insurance subsidiary, perRisk Insurance Company, has yet to conduct its surplus lines insurance business. We provide various forms of residential insurance products such as homeowners insurance, fire insurance, and wind-only insurance to homeowners, condominium owners and tenants for properties primarily located in Florida and in various states outside of Florida. Although we conduct insurance business in many states, Florida remains our primary market. We utilize internally developed software technologies to drive efficiency in claim processing and claims settlements, identify profitable underwriting opportunities, generate savings and streamline operations across its insurance operations.

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

Exzeo Group

Exzeo Group, Inc. (“Exzeo”), our majority-owned subsidiary, currently has four subsidiaries: Exzeo Insurance Services, Inc (“EIS”) which was formerly known as TypTap Management Company, Exzeo USA, Inc. (“Exzeo USA”), Dark Horse Re, LLC (“Dark Horse”), and Cypress Tech Development Company which also owns Exzeo Software Private Limited (“Exzeo India”), a subsidiary domiciled in India. Exzeo provides a turn-key insurance technology and operations solutions to third-party insurance carriers based on a proprietary platform of purpose-built software and data-analytics applications that are specifically designed for the property and casualty insurance ecosystem. Exzeo's platform of products and services is highly scalable and poised to continue to optimize the performance of insurance markets, to the benefit of policyholders, capital providers, as well as the overall insurance value chain. The advanced data analytics algorithms and software tools enable insurance carriers to maximize efficiency of their systems, optimize underwriting outcomes and ultimately serve their customers more effectively.

Insurance Solutions

Exzeo provides operational services through EIS, which performs end-to-end services including underwriting support, insurance application processing, policyholder service, premium collection activities and claims administration. Additionally, EIS leverages data analytics to monitor claims and market trends to improve pricing models, advising on insurance policy design, and ensuring compliance with regulatory requirements.

Information Technology

Exzeo’s information technology operations are anchored by its software development and data analytics capabilities, primarily supported by Exzeo USA and Exzeo India, which design and maintain components of Exzeo’s technology infrastructure along with research and development. Exzeo's proprietary platform includes configurable applications designed to support the full insurance value chain from quoting and underwriting, policy management, claims management, geolocation visualization tools, as well as financial reporting. Key products currently in use or under development include AtlasViewer®, an online data visualization and geographic tool, SAMSTM, a policy administration platform, HarmonyTM, a next generation policy administration platform under development, and ClaimColonyTM, an application that provides intelligent automation of insurance claims and other business processes.

Reinsurance Brokerage Services

Through our subsidiary Dark Horse, we provide expert reinsurance brokerage services to help insurance companies manage risk by acting as an intermediary between the insurer client and reinsurers. We design tailored reinsurance solutions by assessing our insurer client’s risk portfolio.

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

Recent Events

On April 11, 2025, we entered into an agreement with a holder of our 4.75% Convertible Senior Notes, whereby the noteholder converted $61,761,000 in aggregate principal amount in exchange for 783,061 shares of HCI’s common stock and approximately $1,125,000 in cash. The transaction was accounted for as an induced conversion. As such, we recognized induced conversion expense of $1,125,000, representing the excess of the fair value of the total consideration transferred over the fair value of the common stock issued.

On April 23, 2025, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 20, 2025 to stockholders of record on May 16, 2025.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Revenue
Gross premiums earned	$300,383	$256,644
Premiums ceded	(99,635)	(68,106)
Net premiums earned	200,748	188,538
Net investment income	13,751	14,067
Net realized investment gains	1,167	—
Net unrealized investment (losses) gains	(1,906)	2,635
Policy fee income	2,229	1,019
Other income	444	355
Total revenue	216,433	206,614
Expenses
Losses and loss adjustment expenses	59,291	79,922
Policy acquisition and other underwriting expenses	27,287	22,139
General and administrative personnel expenses	20,483	16,274
Interest expense	3,384	3,149
Other operating expenses	5,649	7,700
Total expenses	116,094	129,184
Income before income taxes	100,339	77,430
Income tax expense	26,109	20,474
Net income	74,230	56,956
Net income attributable to noncontrolling interests	(4,546)	(9,345)
Net income after noncontrolling interests	$69,684	$47,611
Ratios to Net Premiums Earned:
Loss Ratio	29.54%	42.39%
Expense Ratio (excluding interest expense)	26.61%	24.46%
Combined Ratio (excluding interest expense)	56.15%	66.85%
Ratios to Gross Premiums Earned:
Loss Ratio	19.74%	31.14%
Expense Ratio (excluding interest expense)	17.78%	17.97%
Combined Ratio (excluding interest expense)	37.52%	49.11%
Earnings Per Share Data:
Basic	$6.47	$4.76
Diluted	$5.35	$3.81

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Our results of operations for the three months ended March 31, 2025 reflect net income of approximately $74,230,000 or $5.35 diluted earnings per share, compared with net income of approximately $56,956,000 or $3.81 diluted earnings per share, for the three months ended March 31, 2024. The quarter-over-quarter increase was primarily due to a $20,631,000 decrease in losses and loss adjustment expenses and a $12,210,000 increase in net premiums earned, offset by a $4,209,000 increase in general and administrative personnel expenses, a $3,690,000 net decrease in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses), and a $3,097,000 increase in policy acquisition, underwriting, and other operating expenses .

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended March 31, 2025 and 2024 were approximately $300,383,000 and $256,644,000, respectively. The $43,739,000 increase was primarily attributable to the policies assumed from Citizens. Gross premiums earned from insurance operations were $282,135,000 for the three months ended March 31, 2025 compared with $253,472,000 for the three months ended March 31, 2024. Gross premiums earned from reciprocal exchange operations were $19,447,000 for the three months ended March 31, 2025 compared to $3,625,000 for the three months ended March 31, 2024.

Premiums Ceded for the three months ended March 31, 2025 and 2024 were approximately $99,635,000 and $68,106,000, respectively, representing 33.2% and 26.5%, respectively, of gross premiums earned. The $31,529,000 increase was primarily attributable to higher reinsurance rates for the 2024-2025 contract year, increased coverage due to growth in the number of policies in force and total insured value.

Our premiums ceded represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts or to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Reinsurance costs can be decreased by a reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts. For the three months ended March 31, 2025, there was no adjustment in premiums ceded related to retrospective provisions as opposed to a decrease of $6,993,000 for the three months ended March 31, 2024.

Net Premiums Written for the three months ended March 31, 2025 and 2024 totaled approximately $189,611,000 and $186,880,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2025 primarily resulted from an increase in gross premiums written from the assumption of Citizens insurance policies, offset by an increase in premiums ceded. We had approximately 278,400 policies in force at March 31, 2025 as compared with approximately 250,500 policies in force at March 31, 2024.

Net Premiums Earned for the three months ended March 31, 2025 and 2024 were approximately $200,748,000 and $188,538,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net Premiums Written	$189,611	$186,880
Decrease in Unearned Premiums	11,137	1,658
Net Premiums Earned	$200,748	$188,538

Net Investment Income for the three months ended March 31, 2025 and 2024 was approximately $13,751,000 and $14,067,000, respectively. The $316,000 decrease was primarily attributable to a $1,175,000 decrease in income from real estate investments, a $946,000 decrease in interest income from cash and cash equivalents, and a $821,000 decrease in income from limited partnership investments, offset by an increase of $2,687,000 in interest income from available-for-sale fixed-maturity securities. See Net Investment Income under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Realized Investment Gains for the three months ended March 31, 2025 were approximately $1,167,000 as opposed to $0 for the three months ended March 31, 2024. The increase was primarily attributable to net realized gains of approximately $1,115,000 from sales of equity securities during the three months ended March 31, 2025 as opposed to $0 from sales of these securities during the corresponding period in 2024.

Net Unrealized Investment Losses for the three months ended March 31, 2025 was approximately $1,906,000 as opposed to net unrealized investment gains of approximately $2,635,000 for the three months ended March 31, 2024. The decrease was primarily attributable to an unfavorable change in the equity market compared with the three months ended March 31, 2024.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $59,291,000 and $79,922,000 for the three months ended March 31, 2025 and 2024, respectively. The decrease is primarily driven by a decline in claims and litigation frequency. The decrease was offset in part by losses on policies assumed from Citizens by the reciprocal exchange operations during 2025. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended March 31, 2025 and 2024 were approximately $27,287,000 and $22,139,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. The increase in amortized costs was primarily due to an increase in premiums in force associated with policy renewals in the insurance and reciprocal exchange operations.

General and Administrative Personnel Expenses for the three months ended March 31, 2025 and 2024 were approximately $20,483,000 and $16,274,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter increase of $4,209,000 was primarily attributable to an increase in employee incentive bonus, an increase in stock-based compensation expense, an increase in employee health benefits, and merit increases for non-executive employees effective in March 2025, offset by higher payroll costs recoverable from reinsurers

Interest Expense for the three months ended March 31, 2025 and 2024 was approximately $3,384,000 and $3,149,000, respectively. The increase was primarily attributable to the accelerated amortization of debt issuance costs in connection with the planned redemption of our 4.75% Convertible Senior Notes on June 5, 2025.

Income Tax Expense for the three months ended March 31, 2025 and 2024 was approximately $26,109,000 and $20,474,000, respectively, for state, federal, and foreign income taxes, resulting in effective tax rates of 26.0% and 26.4%, respectively.

Ratios:

The loss ratio applicable to the three months ended March 31, 2025 (losses and loss adjustment expenses incurred related to net premiums earned) was 29.5% compared with 42.4% for the three months ended March 31, 2024. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses and the increase in net premiums earned.

The expense ratio applicable to the three months ended March 31, 2025 (defined as total expenses excluding losses and loss adjustment expenses and interest expense related to net premiums earned) was 26.6% compared with 24.5% for the three months ended March 31, 2024. The increase in our expense ratio was primarily attributable to the increase in policy acquisition and other underwriting expense and the increase in general and administrative personnel expenses.

The combined ratio (total of all expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended March 31, 2025 was 56.1% compared with 66.9% for the three months ended March 31, 2024. The decrease in 2025 was attributable to the factors described above.

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

Revolving Credit Facility, Convertible Senior Notes, Promissory Notes, and Finance Leases

The following table summarizes the principal and interest payment obligations of our indebtedness at March 31, 2025:

	Maturity Date	Payment Due Date
4.75% Convertible Senior Notes*	June 2042	June 1 and December 1
4.55% Promissory Note	Through August 2036	1st day of each month
5.50% Promissory Note	Through July 2033	1st day of each month
Revolving credit facility	Through November 2028	January 1, April 1, July 1, October 1

*	All of the outstanding Notes are scheduled to be redeemed on June 5, 2025. Noteholders are entitled to convert their notes into common stock until the end of the day on June 4, 2025.

See Note 11 -- “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. At March 31, 2025, there was an aggregate unfunded capital balance of $3,160,000. See Limited Partnership Investments under Note 5 -- “Investments” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

Sources and Uses of Cash

Cash Flows for the Three Months Ended March 31, 2025

Net cash provided by operating activities for the three months ended March 31, 2025 was approximately $162,006,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $30,707,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $66,271,000 was primarily due to the proceeds from calls, repayments and maturities of fixed-maturity securities of $81,211,000, the proceeds from sales of fixed-maturity and equity securities of $12,152,000, and the proceeds from the sale of real estate property of $824,000, offset by the purchases of fixed-maturity and equity securities of $24,327,000, the purchases of real estate investments of $1,857,000, and the purchases of property and equipment of $1,732,000. Net cash used in financing activities totaled $6,248,000, which was primarily due to $4,306,000 of cash dividend payments, net repayment of our revolving credit facility of $2,000,000, $639,000 of share repurchases, and repayments of long-term debt of $133,000, offset by net contribution from noncontrolling interests of $830,000.

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

At March 31, 2025, we had $708,087,000 of fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new fixed-maturity investments but increases the market value of existing fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2025, we had unexpired capital commitments for limited partnerships in which we hold interests. Such commitments are not recognized in the consolidated financial statements but are required to be disclosed in the notes to the consolidated financial statements. See Note 22 -- “Commitments and Contingencies” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. At March 31, 2025, $715,819,000 of the total $798,146,000 we have reserved for losses and loss adjustment expenses is attributable to our estimate of IBNR. The remaining $82,327,000 relates to known cases which have been reported but not yet fully settled in which case we have established a reserve based on currently available information and our best estimate of the cost to settle each claim. At March 31, 2025, $76,962,000 of the $82,327,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $845,900,000 at December 31, 2024 to $798,146,000 at March 31, 2025. The $47,754,000 decrease is comprised of reductions in our catastrophe Reserves of $56,785,000 primarily specific to Hurricane Ian, Hurricane Helene as well as Hurricane Milton, and reductions in our non-catastrophe Reserves of $23,808,000 for 2024 and $13,357,000 for 2023 and prior loss years, offset by $46,196,000 in reserves established for 2025 loss year. The Reserves established for 2025 claims are primarily driven by an allowance for those claims that have been incurred but not reported to the company as of March 31, 2025. The decrease of $93,950,000 specific to our 2024 and prior loss-years reserves is due to settlement of claims related to those loss years.

Based on all information known to us, we consider our Reserves at March 31, 2025 to be adequate to cover our claims for losses that have occurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are more fully described in our Annual Report on Form 10-K, which we filed with the SEC on February 28, 2025. For the three months ended March 31, 2025, there have been no other material changes with respect to any of our critical accounting policies.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio at March 31, 2025 included fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2025 (dollar amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$620,525	$(32,336)	-4.95%
200 basis point increase	631,296	(21,565)	-3.30%
100 basis point increase	642,074	(10,787)	-1.65%
100 basis point decrease	663,655	10,794	1.65%
200 basis point decrease	674,457	21,596	3.31%
300 basis point decrease	685,266	32,405	4.96%

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

The following table presents the composition of our fixed-maturity securities, by rating, at March 31, 2025 (dollar amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AA+, AA, AA-	626,923	96	628,855	96
A+, A, A-	14,645	2	14,548	2
BBB+, BBB, BBB-	9,503	2	9,458	2
Total	$651,071	100	$652,861	100

Equity Price Risk

Our equity investment portfolio at March 31, 2025 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities at March 31, 2025 (dollar amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$5,546	10
Consumer	6,429	12
Communications	2,922	5
Technology	2,884	5
Other (1)	2,070	4
	19,851	36
Mutual funds and exchange-traded funds by type:
Debt	28,816	52
Equity	6,513	12
Alternative	46	—
	35,375	64
Total	$55,226	100

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

At March 31, 2025, we did not have any material exposure to foreign currency related risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on February 28, 2025.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Sales of Unregistered Securities and Use of Proceeds

None.

(b)
Repurchases of Securities

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted shares (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs
January 31, 2025	—	$—	—	$—
February 28, 2025	5,267	$121.33	—	$—
March 31, 2025	—	$—	—	$—
	5,267	$121.33	—

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

During the three months ended March 31, 2025, our insurance subsidiaries paid dividends of $14,000,000 to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

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

HCI GROUP, INC.

May 9, 2025	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 9, 2025	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this document has been provided to HCI Group, Inc. and will be retained by HCI Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.