Form 10-Q
period 2025-06-30
HCI Group, Inc.
filed 2025-08-08
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding as of August 1, 2025 was 12,959,794.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $590,666 and $719,536, respectively and allowance for credit losses: $0 and $0, respectively)	$592,210	$718,537
Equity securities, at fair value (cost: $55,174 and $52,030 respectively)	58,618	56,200
Limited partnership investments	19,770	20,802
Real estate investments	85,578	79,120
Total investments	756,176	874,659
Cash and cash equivalents (a)	947,166	532,471
Restricted cash (a)	3,730	3,714
Accrued interest and dividends receivable	6,308	6,008
Income taxes receivable (a)	3,130	463
Deferred income tax assets, net (a)	361	72
Premiums receivable, net (allowance: $8,180 and $5,891, respectively) (a)	65,826	50,582
Prepaid reinsurance premiums (a)	—	92,060
Reinsurance recoverable, net of allowance for credit losses (a):
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	62,727	36,062
Unpaid losses and loss adjustment expenses (allowance: $137 and $186, respectively)	375,198	522,379
Deferred policy acquisition costs (a)	65,138	54,303
Property and equipment, net	29,695	29,544
Right-of-use assets – operating leases	1,065	1,182
Intangible assets, net	3,927	5,206
Funds withheld for assumed business	8,538	11,690
Other assets (a)	24,121	9,818
Total assets	$2,353,106	$2,230,213

(a)
See Note 14 for details of balances associated with consolidated variable interest entities.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(In thousands, except share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Liabilities, Redeemable Noncontrolling Interests and Equity
Losses and loss adjustment expenses (a)	$696,892	$845,900
Unearned premiums (a)	627,484	584,703
Advance premiums (a)	43,677	18,867
Reinsurance payable on paid losses and loss adjustment expenses	127	2,496
Ceded reinsurance premiums payable	38,121	18,313
Assumed premiums payable (a)	375	2,176
Accrued expenses (a)	42,033	17,677
Income taxes payable (a)	24,294	5,451
Deferred income tax liabilities, net (a)	2,402	2,830
Revolving credit facility	40,000	44,000
Long-term debt	15,602	185,254
Lease liabilities – operating leases	1,072	1,185
Other liabilities (a)	33,938	32,320
Total liabilities	1,566,017	1,761,172
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests (Note 19)	2,405	1,691
Equity:
Common stock (no par value, 40,000,000 shares authorized, 12,956,884 and 10,767,184 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	298,706	122,289
Retained earnings	458,713	331,793
Accumulated other comprehensive income (loss)	1,158	(749)
Total stockholders’ equity	758,577	453,333
Noncontrolling interests	26,107	14,017
Total equity	784,684	467,350
Total liabilities, redeemable noncontrolling interests and equity	$2,353,106	$2,230,213

(a)
See Note 14 for details of balances associated with consolidated variable interest entities.

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Gross premiums earned	$302,628	$263,561	$603,011	$520,205
Premiums ceded	(102,522)	(76,713)	(202,157)	(144,819)
Net premiums earned	200,106	186,848	400,854	375,386
Net investment income	16,445	16,881	30,196	30,948
Net realized investment gains	155	212	1,322	212
Net unrealized investment gains (losses)	1,180	533	(726)	3,168
Policy fee income	1,467	1,089	3,696	2,108
Other	2,567	682	3,011	1,037
Total revenue	221,920	206,245	438,353	412,859
Expenses
Losses and loss adjustment expenses	64,457	78,324	123,748	158,246
Policy acquisition and other underwriting expenses	30,551	23,452	57,838	45,591
General and administrative personnel expenses	19,985	17,471	40,468	33,745
Interest expense	3,744	3,452	7,128	6,601
Other operating expenses	8,791	7,520	14,440	15,220
Total expenses	127,528	130,219	243,622	259,403
Income before income taxes	94,392	76,026	194,731	153,456
Income tax expense	24,113	18,927	50,222	39,401
Net income	70,279	57,099	144,509	114,055
Net income attributable to redeemable noncontrolling interests (Note 19)	—	—	—	(10,149)
Net income attributable to noncontrolling interests	(4,119)	(3,023)	(8,665)	(2,219)
Net income after noncontrolling interests	$66,160	$54,076	$135,844	$101,687
Basic earnings per share	$5.57	$5.18	$12.00	$9.95
Diluted earnings per share	$5.18	$4.24	$10.57	$8.04

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$70,279	$57,099	$144,509	$114,055
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on investments:
Net unrealized (losses) gains arising during the period	(232)	705	2,577	757
Reclassification adjustment for net realized (gains) losses	(14)	10	(34)	42
Net change in unrealized (losses) gains	(246)	715	2,543	799
Deferred income taxes on above change	62	(179)	(636)	(200)
Other comprehensive (loss) income, net of income taxes	(184)	536	1,907	599
Comprehensive income	70,095	57,635	146,416	114,654
Comprehensive income attributable to noncontrolling interests	(4,119)	(3,036)	(8,665)	(2,234)
Comprehensive income after noncontrolling interests	$65,976	$54,599	$137,751	$112,420

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended June 30, 2025

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Equity	Interests	Equity
Balance as of March 31, 2025	10,765,336	$—	$124,170	$397,171	$1,342	$522,683	$20,149	$542,832
Net income	—	—	—	66,160	—	66,160	4,119	70,279
Other comprehensive loss, net of income taxes	—	—	—	—	(184)	(184)	—	(184)
Issuance of restricted stock	9,020	—	—	—	—	—	—	—
Forfeiture of restricted stock	(1,100)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(266)	—	(40)	—	—	(40)	—	(40)
Conversion of senior notes to common stock	2,183,894	—	172,582	—	—	172,582	—	172,582
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	701	701
Common stock dividends ($0.40 per share)	—	—	—	(4,618)	—	(4,618)	—	(4,618)
Stock-based compensation	—	—	1,994	—	—	1,994	—	1,994
Subscriber surplus contribution	—	—	—	—	—	—	1,138	1,138
Balance as of June 30, 2025	12,956,884	$—	$298,706	$458,713	$1,158	$758,577	$26,107	$784,684

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Three Months Ended June 30, 2024

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of March 31, 2024	10,276,463	$—	$116,728	$282,056	$(3,102)	$395,682	$2,188	$397,870
Net income	—	—	—	54,076	—	54,076	3,023	57,099
Other comprehensive income, net of income taxes	—	—	—	—	523	523	13	536
Issuance of restricted stock	204,500	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,500)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(4,722)	—	(480)	—	—	(480)	—	(480)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	597	597
Common stock dividends ($0.40 per share)	—	—	—	(4,172)	—	(4,172)	—	(4,172)
Stock-based compensation	—	—	1,720	—	—	1,720	—	1,720
Subscriber surplus contribution	—	—	—	—	—	—	73	73
Balance as of June 30, 2024	10,472,741	$—	$117,968	$331,960	$(2,579)	$447,349	$5,894	$453,243

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Six Months Ended June 30, 2025

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests	Equity
Balance as of December 31, 2024	10,767,184	$—	$122,289	$331,793	$(749)	$453,333	$14,017	$467,350
Net income	—	—	—	135,844	—	135,844	8,665	144,509
Other comprehensive income, net of income taxes	—	—	—	—	1,907	1,907	—	1,907
Issuance of restricted stock	10,020	—	—	—	—	—	—	—
Forfeiture of restricted stock	(1,850)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(5,533)	—	(679)	—	—	(679)	—	(679)
Conversion of senior notes to common stock	2,187,063	—	172,832	—	—	172,832	—	172,832
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,403	1,403
Common stock dividends ($0.80 per share)	—	—	—	(8,924)	—	(8,924)	—	(8,924)
Stock-based compensation	—	—	4,264	—	—	4,264	—	4,264
Subscriber surplus contribution	—	—	—	—	—	—	2,022	2,022
Balance as of June 30, 2025	12,956,884	$—	$298,706	$458,713	$1,158	$758,577	$26,107	$784,684

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Six Months Ended June 30, 2024

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2023	9,738,183	$—	$89,568	$238,438	$(3,163)	$324,843	$2,322	$327,165
Net income	—	—	—	111,161	—	111,161	2,894	114,055
Net income attributable to redeemable noncontrolling interests	—	—	—	(9,474)	—	(9,474)	(675)	(10,149)
Other comprehensive income, net of income taxes	—	—	—	—	584	584	15	599
Cashless exercise of common stock warrants	155,049	—	—	—	—	—	—	—
Issuance of restricted stock	204,500	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,700)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(10,378)	—	(1,036)	—	—	(1,036)	—	(1,036)
Conversion of senior notes to common stock	389,087	—	23,449	—	—	23,449	—	23,449
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,265	1,265
Common stock dividends ($0.80 per share)	—	—	—	(8,165)	—	(8,165)	—	(8,165)
Stock-based compensation	—	—	2,601	—	—	2,601	—	2,601
Deemed dividend on warrant modification	—	—	3,386	—	—	3,386	—	3,386
Subscriber surplus contribution	—	—	—	—	—	—	73	73
Balance as of June 30, 2024	10,472,741	$—	$117,968	$331,960	$(2,579)	$447,349	$5,894	$453,243

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income after noncontrolling interests	$135,844	$101,687
Net income attributable to noncontrolling interests	8,665	12,368
Net income	144,509	114,055
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,667	3,958
Net accretion of discount on investments in available-for-sale fixed-maturity securities	(1,389)	(2,436)
Depreciation and amortization	6,560	(46)
Deferred income tax (benefit) expense	(1,353)	4,640
Net realized investment gains	(1,322)	(212)
Net unrealized investment losses (gains)	726	(3,168)
Credit loss expense - reinsurance recoverable	(49)	(52)
Net loss (income) from limited partnership investments	658	(85)
Distributions received from limited partnership investments	—	626
Debt conversion expense	1,125	—
Gains on sales of real estate investments	(440)	—
Foreign currency remeasurement loss	47	31
Other non-cash items	71	332
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(300)	(3,560)
Income taxes	16,176	(1,560)
Premiums receivable, net	(15,244)	(20,077)
Assumed premiums receivable	—	12,392
Prepaid reinsurance premiums	92,060	(37,723)
Reinsurance recoverable	120,565	47,184
Deferred policy acquisition costs	(10,835)	(9,654)
Funds withheld for assumed business	3,152	15,734
Other assets	(14,287)	(15,082)
Losses and loss adjustment expenses	(149,008)	(13,427)
Unearned premiums	42,781	41,682
Advance premiums	24,810	8,224
Reinsurance payable on paid losses and loss adjustment expenses	(2,369)	(3,145)
Ceded reinsurance premiums payable	19,808	(971)
Assumed reinsurance balances payable	(1,801)	(850)
Accrued expenses and other liabilities	26,687	16,175
Net cash provided by operating activities	307,005	152,985

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from investing activities:
Investments in limited partnerships	(270)	(1,106)
Distributions received from limited partnership investments	644	2,292
Purchase of property and equipment	(2,254)	(2,039)
Purchase of real estate investments	(8,862)	(9,909)
Purchase of available-for-sale fixed-maturity securities	(136,582)	(494,390)
Purchase of equity securities	(23,293)	(12,048)
Proceeds from sales of real estate investments	2,013	—
Proceeds from sales of available-for-sale fixed-maturity securities	3,359	7,646
Proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities	263,643	323,568
Proceeds from sales of equity securities	21,621	6,553
Net cash provided by (used in) investing activities	120,019	(179,433)
Cash flows from financing activities:
Cash dividends paid	(8,924)	(8,165)
Cash dividends paid to redeemable noncontrolling interests	—	(2,923)
Net (repayment) borrowing under revolving credit facility	(4,000)	48,000
Net surplus contribution from subscribers	2,736	864
Repayment of long-term debt	(268)	(256)
Redemption of long-term debt	—	(466)
Debt conversion costs paid	(1,125)	—
Repurchases of common stock	(687)	(1,037)
Redemption of redeemable noncontrolling interests	—	(100,000)
Purchase of noncontrolling interests	—	(92)
Debt issuance costs	—	(99)
Net cash used in financing activities	(12,268)	(64,174)
Effect of exchange rate changes on cash	(45)	(11)
Net increase (decrease) in cash and cash equivalents and restricted cash	414,711	(90,633)
Cash and cash equivalents and restricted cash at beginning of period	536,185	539,765
Cash and cash equivalents and restricted cash at end of period	$950,896	$449,132

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37,952	$37,818
Cash paid for interest	$3,697	$5,680
Non-cash investing and financing activities:
Unrealized gains on investments in available-for-sale fixed-maturity securities, net of income taxes	$1,907	$599
Conversion of 4.25% Convertible Senior Notes	$—	$23,450
Conversion of 4.75% Convertible Senior Notes	$172,500	$—
Receivable from sales of equity securities	$—	$189
Receivable from maturities of available-for-sale fixed-maturity securities	$—	$500
Payable on purchases of equity securities	$184	$—
Payable on purchases of available-for-sale fixed-maturity securities	$127	$50

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two Florida domiciled insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TTIC”). Both HCPCI and TTIC are authorized to underwrite various homeowners’ property and casualty insurance products and allied lines business in the state of Florida and in other states. A third insurance subsidiary, perRisk Insurance Company (“perRisk”), is domiciled in Arizona and has not yet commenced its surplus lines insurance business. The operations of insurance subsidiaries are supported by HCI Group, Inc. and certain entities within the consolidated group. Exzeo Group, Inc. (formerly known as TypTap Insurance Group, Inc.) (“Exzeo”), its majority-owned subsidiary, provides turn-key insurance technology and operations solutions based on a proprietary platform of purpose-built software and data analytics applications that are specifically designed for the property and casualty insurance ecosystem. Exzeo’s advanced data analytics algorithms and software tools maximize efficiency and optimize underwriting outcomes.

The Company also provides attorney-in-fact (“AIF”) services for reciprocal insurance exchanges owned by their policyholders. The Company's subsidiaries, Core Risk Managers, LLC (“CRM”) and Tailrow Risk Managers, LLC (“TRM”), serve as the AIF for Condo Owners Reciprocal Exchange (“CORE”) and Tailrow Insurance Exchange (“Tailrow”), respectively. Although the Company does not have any equity interest in the reciprocal insurance exchanges, the Company is required to consolidate them as their primary beneficiary. Refer to Note 14 “Variable Interest Entities” for additional information. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the business of owning, developing, and leasing real estate and operating marina facilities.

Assumed Business

Citizens Assumption

From time to time, the Company and its consolidated variable interest entities (“VIEs”) may participate in a “take-out program” through which the Company and its VIEs assume insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer.

The Company did not assume any policies from Citizens during the three months ended June 30, 2025. During the six months ended June 30, 2025, approximately 13,900 policies were assumed, representing approximately $35,800 in annualized gross written premiums. For the three and six months ended June 30, 2024, approximately 300 and 10,100 policies were assumed, respectively, representing approximately $32,300 and $120,100 in annualized gross premiums, respectively.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2025 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2025. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Form 10-K, which was filed with the SEC on February 28, 2025.

In preparing the interim unaudited consolidated financial statements, management was required to make certain judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures as of the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates.

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to reinsurance recoverable, income taxes, stock-based compensation expense, limited partnership investments, and acquired intangible assets involve significant judgments and estimates material to the Company’s consolidated financial statements.

In the case of assumed business, the Company relies entirely on the ceding insurance company to provide information about premiums, losses, and loss adjustment expenses. When the information is not available at the reporting date, the Company will make estimates based on all recent available data. Accordingly, the actual results could differ significantly from those estimates.

All intercompany balances and transactions have been eliminated.

Reclassification

The Company's previously reported segment information has been recast to conform with the current presentation. Refer to Note 15 “Segment Information.”

Note 3 -- Recent Accounting Pronouncements

Adopted

Accounting Standards Update No. 2023-09. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state, and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. This update has been adopted on a prospective basis for the fiscal year beginning on January 1, 2025 and will result in enhanced income tax disclosures beginning with our consolidated financial statements for the year ending December 31, 2025.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

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

Pending Adoption

Accounting Standards Update No. 2025-01 and 2024-03. In January 2025, the FASB issued Accounting Standards Update No. 2025-01 (“ASU 2025-01”) Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies the effective date of Accounting Standards Update No. 2024-03 (“ASU 2024-03”) Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was issued by the FASB in November 2024. For public business entities, ASU 2024-03 enhances disclosures by requiring the disaggregation of certain expense captions presented within the income statement, such as employee compensation and intangible asset amortization. In addition, the total relevant expense caption on the income statement must be reconciled to the aggregate of the separately disclosed expense categories with the difference represented by an “other items” amount which is qualitatively described. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating its impact on certain disclosures but expects the adoption to result in additional disclosures of certain expenses.

Note 4 -- Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$947,166	$532,471
Restricted cash	3,730	3,714
Cash and cash equivalents and restricted cash	$950,896	$536,185

Restricted cash represents funds in the Company’s sole ownership primarily held by certain states in which the Company’s insurance subsidiaries conduct business to meet the states’ regulatory requirements, and is not available for immediate business use. Funds withheld in an account for which the Company is a co-owner but not the named beneficiary are not considered restricted cash and are included in funds withheld for assumed business on the consolidated balance sheets.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. As of June 30, 2025 and December 31, 2024, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale fixed-maturity securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gains	Losses	Value
As of June 30, 2025
U.S. Treasury and U.S. government agencies	$466,309	$—	$1,557	$(213)	$467,653
Corporate bonds	123,856	—	420	(172)	124,104
Exchange-traded debt	501	—	—	(48)	453
Available-for-sale fixed-maturity securities	$590,666	$—	$1,977	$(433)	$592,210
As of December 31, 2024
U.S. Treasury and U.S. government agencies	$688,123	$—	$2,019	$(2,726)	$687,416
Corporate bonds	30,919	—	77	(371)	30,625
Exchange-traded debt	494	—	2	—	496
Available-for-sale fixed-maturity securities	$719,536	$—	$2,098	$(3,097)	$718,537

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of available-for-sale fixed-maturity securities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$357,197	$357,699	$520,005	$521,301
Due after one year through five years	132,488	132,946	98,831	98,808
Due after five years through ten years	100,480	101,112	100,206	97,932
Due after ten years	501	453	494	496
Available-for-sale fixed-maturity securities	$590,666	$592,210	$719,536	$718,537

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

The fair value of available-for-sale fixed-maturity securities on deposit with various regulatory authorities as of June 30, 2025 and December 31, 2024 was $1,802 and $1,794, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three and six months ended June 30, 2025 and 2024 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2025	$749	$14	$—
Three months ended June 30, 2024	$1,616	$1	$(11)
Six months ended June 30, 2025	$3,359	$38	$(4)
Six months ended June 30, 2024	$7,646	$13	$(55)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Available-for-sale fixed-maturity securities with gross unrealized loss positions as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in a continuous loss position, were as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2025	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$(1)	$20,961	$(212)	$3,893	$(213)	$24,854
Corporate bonds	(15)	12,953	(157)	7,607	(172)	20,560
Exchange-traded debt	(48)	453	—	—	(48)	453
Total	$(64)	$34,367	$(369)	$11,500	$(433)	$45,867

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2024	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$(2,063)	$97,771	$(663)	$104,872	$(2,726)	$202,643
Corporate bonds	(53)	6,296	(318)	15,255	(371)	21,551
Total	$(2,116)	$104,067	$(981)	$120,127	$(3,097)	$224,194

As of June 30, 2025 and December 31, 2024, there were 32 and 56 available-for-sale fixed-maturity securities, respectively, in an unrealized loss position.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Allowance for Credit Losses of Available-for-Sale Fixed-Maturity Securities

The Company regularly reviews its individual available-for-sale fixed-maturity securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including:

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three and six months ended June 30, 2025 and 2024.

Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. As of June 30, 2025 and December 31, 2024, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
June 30, 2025	$55,174	$5,462	$(2,018)	$58,618
December 31, 2024	$52,030	$6,427	$(2,257)	$56,200

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net gains recognized	$1,321	$755	$562	$3,422
Exclude: Net realized gains recognized for securities sold	141	222	1,288	254
Net unrealized investment gains (losses)	$1,180	$533	$(726)	$3,168

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and six months ended June 30, 2025 and 2024 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended June 30, 2025	$12,079	$508	$(367)
Three months ended June 30, 2024	$3,037	$389	$(167)
Six months ended June 30, 2025	$21,621	$1,839	$(551)
Six months ended June 30, 2024	$6,553	$562	$(308)

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

	June 30, 2025			December 31, 2024
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$2,234	$—	15.37	$2,400	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	677	—	1.24	1,082	—	1.13
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	3,277	—	0.17	3,407	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,987	—	0.52	2,053	—	0.52
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	6,217	2,175	1.32	6,781	2,445	1.31
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	5,378	810	0.54	5,079	810	0.55
Limited partnership investments	$19,770	$2,985		$20,802	$3,255

(a)
Represents the Company’s percentage investment in the fund as of each balance sheet date.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating results:
Total income*	$(26,927)	$16,173	$(35,300)	$19,239
Total expenses	(14,636)	(17,675)	(30,851)	(43,276)
Net loss	$(41,563)	$(1,502)	$(66,151)	$(24,037)

*Includes net change in unrealized gains or losses on investments.

	June 30,	December 31,
	2025	2024
Balance sheet:
Total assets	$3,997,540	$4,118,765
Total liabilities	$195,373	$157,420

For the three and six months ended June 30, 2025, the Company recognized net investment loss of $32 and $658, respectively. During the three and six months ended June 30, 2025, the Company received total cash distributions of $549 and $644, respectively.

For the three and six months ended June 30, 2024, the Company recognized net investment loss of $110 and net investment income of $85, respectively. During the three and six months ended June 30, 2024, the

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Company received total cash distributions of $2,756 and $2,918, respectively, including returns on investment of $626.

As of June 30, 2025 and December 31, 2024, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $22,972 and $20,987, respectively, and the Company’s maximum exposure to loss aggregated $19,770 and $20,801, respectively.

Real Estate Investments

Real estate investments consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Land	$41,652	$42,272
Land improvements	11,531	4,843
Buildings and building improvements	30,680	18,772
Tenant and leasehold improvements	2,265	2,265
Construction in progress - Haines City	6,364	17,373
Other	1,409	1,106
Total, at cost	93,901	86,631
Less: accumulated depreciation and amortization	(8,323)	(7,511)
Real estate investments	$85,578	$79,120

Depreciation and amortization expense related to real estate investments was $473 and $279 for the three months ended June 30, 2025 and 2024, respectively, and $812 and $548 for the six months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025, proceeds from the sales of real estate investments were $1,189 and resulted in gains of $70. For the six months ended June 30, 2025, proceeds from the sales of real estate investments were $2,013 and resulted in gains of $440. There were no sales of real estate investments for the three and six months ended June 30, 2024.

Net Investment Income

Net investment income, by source, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Available-for-sale fixed-maturity securities	$6,841	$6,020	$14,355	$10,848
Equity securities	660	511	1,147	952
Investment expense	(154)	(141)	(339)	(220)
Limited partnership investments	(32)	(110)	(658)	85
Real estate investments	455	3,783	773	5,276
Cash and cash equivalents	8,675	6,818	14,918	14,007
Net investment income	$16,445	$16,881	$30,196	$30,948

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 6 -- Other Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income (loss), which relates to changes in unrealized gains or losses of available-for-sale fixed-maturity securities carried at fair value and changes to any credit losses related to these investments. Reclassification adjustments related to the gains or losses recognized on sales of available-for-sale fixed-maturity securities are reflected in net realized investment gains (losses) on the consolidated statements of income. The components of other comprehensive income (loss), inclusive of the related tax effects, were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized (losses) gains	$(232)	$(58)	$(174)	$705	$177	$528
Reclassification adjustment for net realized (gains) losses	(14)	(4)	(10)	10	2	8
Other comprehensive (loss) income	$(246)	$(62)	$(184)	$715	$179	$536

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains	$2,577	$645	$1,932	$757	$190	$567
Reclassification adjustment for net realized (gains) losses	(34)	(9)	(25)	42	10	32
Other comprehensive income	$2,543	$636	$1,907	$799	$200	$599

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

Valuation Methodology

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of money-market funds and certificates of deposit maturing within 90 days from the time of purchase. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Restricted Cash

Restricted cash represents cash held by state authorities and the carrying value approximates fair value.

Available-for-Sale Fixed-Maturity and Equity Securities

Estimated fair values of the Company’s available-for-sale fixed-maturity and equity securities are determined in accordance with U.S. GAAP, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs that are observable either directly or indirectly, such as quoted prices for similar securities. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

Long-Term Debt

The following table summarizes the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
4.75% Convertible Senior Notes	*	Quoted price
4.55% Promissory Note	2036	Discounted cash flow method/Level 3 inputs
5.50% Promissory Note	2033	Discounted cash flow method/Level 3 inputs

*	Converted during the six months ended June 30, 2025. Refer to Note 11 “Long-Term Debt” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2025
Cash and cash equivalents	$947,166	$—	$—	$947,166
Restricted cash	$3,730	$—	$—	$3,730
Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$467,156	$497	$—	$467,653
Corporate bonds	116,881	7,223	—	124,104
Exchange-traded debt	453	—	—	453
Available-for-sale fixed-maturity securities	$584,490	$7,720	$—	$592,210
Equity securities	$58,618	$—	$—	$58,618

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2024
Cash and cash equivalents	$532,471	$—	$—	$532,471
Restricted cash	$3,714	$—	$—	$3,714
Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$686,929	$487	$—	$687,416
Corporate bonds	21,358	9,267	—	30,625
Exchange-traded debt	496	—	—	496
Available-for-sale fixed-maturity securities	$708,783	$9,754	$—	$718,537
Equity securities	$56,200	$—	$—	$56,200

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for financial liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of June 30, 2025 and December 31, 2024:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2025
Revolving credit facility	$40,000	$—	$40,000	$—	$40,000
Long-term debt:
5.50% Promissory Note	$11,378	$—	$—	$12,009	$12,009
4.55% Promissory Note	4,224	—	—	4,069	4,069
Long-term debt	$15,602	$—	$—	$16,078	$16,078

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2024
Revolving credit facility	$44,000	$—	$44,000	$—	$44,000
Long-term debt:
4.75% Convertible Senior Notes	$169,397	$—	$266,989	$—	$266,989
5.50% Promissory Note	11,491	—	—	11,307	11,307
4.55% Promissory Note	4,366	—	—	4,043	4,043
Long-term debt	$185,254	$—	$266,989	$15,350	$282,339

Note 8 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	June 30,	December 31,
	2025	2024
In-place leases	$2,221	$2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (a)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(8,708)	(7,429)
Intangible assets, net	$3,927	$5,206

(a)
Fully amortized.

The remaining weighted-average amortization periods for the intangible assets as of June 30, 2025 are summarized in the table below:

In-place leases	17.7 years
Policy renewal rights - United	0.9 years

As of June 30, 2025 and December 31, 2024, contingent liabilities related to renewal rights intangible assets were $371 and are included in other liabilities on the consolidated balance sheets.

Note 9 -- Other Assets

The following table summarizes the Company’s other assets:

	June 30,	December 31,
	2025	2024
Prepaid premium taxes	$3,805	$1,045
Other prepaid expenses	4,325	4,623
Deposits	2,190	583
Lease acquisition costs, net	4,855	822
Other	8,946	2,745
Other assets	$24,121	$9,818

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 10 -- Revolving Credit Facility

As of June 30, 2025, the Company had $40,000 outstanding under a revolving credit facility. For the three months ended June 30, 2025 and 2024, interest expense was $644 and $892, respectively, including $15 and $15 of amortization of issuance costs, respectively. For the six months ended June 30, 2025 and 2024, interest expense was $1,313 and $1,630, respectively, including $30 and $30 of amortization of issuance costs, respectively. As of June 30, 2025, the Company was in compliance with all required covenants and had additional available borrowing capacity of $35,000.

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	June 30,	December 31,
	2025	2024
4.75% Convertible Senior Notes (a)	$—	$172,500
4.55% Promissory Note, due through August 1, 2036	4,273	4,419
5.50% Promissory Note, due through July 1, 2033	11,548	11,670
Total principal amount	15,821	188,589
Less: unamortized issuance costs	(219)	(3,335)
Long-term debt	$15,602	$185,254

(a)
Converted during the six months ended June 30, 2025.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of June 30, 2025:

Due in 12 months following June 30,	Amount
2025	$556
2026	584
2027	614
2028	750
2029	575
Thereafter	12,742
Total	$15,821

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest Expense:
Contractual interest	$1,221	$2,264	$3,479	$4,382
Non-cash expense (b)	1,879	296	2,336	589
Total	$3,100	$2,560	$5,815	$4,971

(b)
Includes amortization of debt issuance costs.

Conversion of Debt

4.75% Convertible Senior Notes

During the first quarter of 2025, the Company notified the holders of its outstanding 4.75% Convertible Senior Notes due 2042 (the “Notes”) that the Company had elected to redeem the remaining $172,500 principal balance of the Notes. As a result, the Notes became immediately convertible into the Company’s common shares, with a redemption date of June 5, 2025. The conversion rate of the Notes was 12.6789 shares of common stock per $1 of principal. During the six months ended June 30, 2025, the Company converted $172,500 in aggregate principal into consideration of 2,187,063 shares of HCI’s common stock and $1,133 in cash. The cash consideration included an inducement payment of $1,125 and $8 paid in lieu of fractional shares. The Company recognized an expense related to the inducement payment of $1,125 in other operating expenses on the consolidated statements of income and as financing cash flows on the consolidated statements of cash flows.

4.25% Convertible Senior Notes

During the first quarter of 2024, the Company converted $23,450 principal amount of its 4.25% Convertible Senior Notes for 389,087 shares of common stock plus $1 cash consideration in lieu of fractional shares and redeemed the remaining $466 principal amount of its 4.25% Convertible Senior Notes in cash.

Note 12 -- Reinsurance

Reinsurance obtained from other insurance companies

The Company cedes a portion of its homeowners insurance exposure to other entities under catastrophe excess of loss reinsurance contracts and a portion of its flood insurance exposure under one quota share

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

reinsurance agreement. To mitigate exposure in its commercial residential insurance business, the Company utilizes both facultative reinsurance and catastrophe excess of loss reinsurance contracts. Ceded premiums under most catastrophe excess of loss reinsurance contracts are subject to revision resulting from subsequent adjustments in total insured value. Under the terms of the quota share reinsurance agreement, the Company is entitled to a 30% ceding commission on net ceded premiums written and a profit commission equal to 10% of net profit.

The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st of each year. The Company purchases reinsurance each year taking into consideration its overall insurance exposure, modeled probable maximum losses, risk tolerance and retention levels, mandatory reinsurance coverage provided by the Florida Hurricane Catastrophe Fund, and overall reinsurance market conditions.

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Premiums Written:
Direct	$357,336	$284,289	$625,792	$496,184
Assumed	(791)	22,613	19,999	65,704
Gross written	356,545	306,902	645,791	561,888
Ceded	(102,522)	(76,713)	(202,157)	(144,819)
Net premiums written	$254,023	$230,189	$443,634	$417,069
Premiums Earned:
Direct	$270,232	$201,791	$519,634	$391,466
Assumed	32,396	61,770	83,377	128,739
Gross earned	302,628	263,561	603,011	520,205
Ceded	(102,522)	(76,713)	(202,157)	(144,819)
Net premiums earned	$200,106	$186,848	$400,854	$375,386

As of June 30, 2025 and December 31, 2024, total net amounts recoverable and receivable from reinsurers were $437,925 and $558,441, respectively. During the three and six months ended June 30, 2025, the Company decreased its reinsurance recoverable for unpaid losses and loss adjustment expenses by $61,200 as a result of a favorable change in estimated losses from Hurricane Milton.

During the three and six months ended June 30, 2024, the Company recognized ceded losses of $2,672 in each period as reductions in losses and loss adjustment expenses.

As of June 30, 2025 and December 31, 2024, there were 48 and 44 reinsurers participating in the Company’s reinsurance program, respectively. Approximately 66.3% of the reinsurance recoverable balance as of June 30, 2025 was receivable from four reinsurers. Based on all available information considered in the rating-based method, allowances for credit losses related to the reinsurance recoverable balance were $137 and $186 as of June 30, 2025 and December 31, 2024, respectively. The Company recognized decreases in credit loss expense

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

of $14 and $49 for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the Company recognized decreases in credit loss expense of $3 and $52, respectively.

Prior to June 1, 2025, the Company had one multi-year reinsurance contract containing retrospective provisions, which adjusted premiums in the event of minimal or no losses. Due to the losses from Hurricane Helene and Hurricane Milton during the third and fourth quarters of 2024, these retrospective provisions were fully exhausted and as such, no benefits were accrued during the three and six months ended June 30, 2025. In contrast, for the three and six months ended June 30, 2024, the Company recognized reductions in premiums ceded of $6,993 and $13,986, respectively, related to these adjustments in the consolidated statement of income.

There were no benefits accrued under the multi-year reinsurance contract with retrospective provisions as of June 30, 2025 and December 31, 2024.

Reinsurance provided to other insurance companies

United

The Company formerly provided quota share reinsurance to United Property & Casualty Insurance Company (“United”) on its policies in the northeast and southeast regions of the United States. United was placed into receivership by the State of Florida due to its financial insolvency and, as a result, the Company ceased providing quota share reinsurance on United policies. As of June 30, 2025, the Company had a net balance of $879 due to United related to the northeast region, consisting of assumed losses payable of $48 and ceding commission payable of $831. As of December 31, 2024, the Company had a net balance of $831 due to United related to the northeast region, representing ceding commission payable.

As of June 30, 2025, the Company had a net balance of $1,518 due to United related to the southeast region, consisting of premiums payable of $1,712 and assumed losses payable of $80, offset by ceding commission receivable of $274. As of December 31, 2024, the Company had a net balance of $1,438 due to United related to the southeast region, consisting of premiums payable of $1,712, offset by ceding commission receivable of $274.

As of June 30, 2025, the Company had a net amount due to United of $2,397 and funds withheld for assumed business in trust accounts totaling $8,538 for the benefit of policies assumed from United. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

As of June 30, 2025 and December 31, 2024, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $8,538 and $11,690, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Citizens Assumption

For the three months ended June 30, 2025, $791 of assumed premiums written related to Citizens policies were derecognized due to policy cancellations. For the six months ended June 30, 2025, assumed premiums were $19,999. Assumed premiums were $22,613 and $65,704 for the three and six months ended June 30, 2024, respectively.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net balance, beginning of period*	$316,561	$273,425	$323,335	$254,351
Incurred, net of reinsurance, related to:
Current period	64,457	73,506	123,748	153,428
Prior periods	—	4,818	—	4,818
Total incurred, net of reinsurance	64,457	78,324	123,748	158,246
Paid, net of reinsurance, related to:
Current period	(23,057)	(31,771)	(36,152)	(49,560)
Prior periods	(36,404)	(28,193)	(89,374)	(71,252)
Total paid, net of reinsurance	(59,461)	(59,964)	(125,526)	(120,812)
Net balance, end of period	321,557	291,785	321,557	291,785
Add: reinsurance recoverable before allowance for credit losses	375,335	279,861	375,335	279,861
Gross balance, end of period	$696,892	$571,646	$696,892	$571,646

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. Lower losses and LAE for the three and six months ended June 30, 2025 primarily resulted from a decrease in claims and litigation related to Florida policies.

Note 14 -- Variable Interest Entities

The Company holds variable interests in two reciprocal insurance exchanges, CORE and Tailrow. The reciprocal insurance exchanges are owned by their policyholders, referred to as subscribers, who gain ownership

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

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

CORE was organized to offer commercial residential multiple peril and wind insurance products and Tailrow was organized to provide homeowners multiple peril insurance. Based on management’s current evaluation, CORE and Tailrow are considered VIEs, and the Company has determined that it is the primary beneficiary of both entities.

CORE’s and Tailrow’s assets are legally restricted for the purpose of fulfilling their obligations. The creditors of the VIEs have no legal right to pursue additional sources of payment from the Company.

The following table summarizes the assets and liabilities related to the Company’s variable interests in consolidated VIEs which are included in the accompanying consolidated balance sheets:

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$107,037	$74,886
Restricted cash	622	611
Income taxes receivable	3,130	463
Deferred income tax assets, net	361	72
Premiums receivable, net (allowance: $2,533 and $1,085, respectively)	4,347	4,230
Prepaid reinsurance premium	—	13,886
Reinsurance recoverable, net of allowance for credit losses:
Unpaid losses and loss adjustment expenses (allowance: $1 and $4, respectively)	2,399	3,596
Deferred policy acquisition costs	3,785	2,709
Other assets	2,286	891
Total assets	$123,967	$101,344
Liabilities
Losses and loss adjustment expenses	$18,536	$17,415
Unearned premiums	37,879	30,204
Advance premiums	1,593	—
Assumed premiums payable	111	656
Accrued expenses	1,601	915
Income taxes payable	—	19
Deferred income tax liabilities, net	373	261
Other liabilities	4,088	1,131
Total liabilities	$64,181	$50,601

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Segment Information

The Company identifies its operating divisions based on managerial emphasis, organizational structure and revenue source. The Company has five reportable segments: Insurance Operations, Exzeo Group, Reciprocal Exchange Operations, Real Estate, and Corporate and Other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under Reciprocal Exchange Operations, are grouped together into one reportable segment under Insurance Operations. The Exzeo Group segment includes insurance solutions, information technology operations, and its management company’s activities. The Reciprocal Exchange Operations segment represents the insurance operations of CORE and Tailrow. The Real Estate segment includes companies engaged in operating commercial properties the Company owns for investment purposes or for use in its own operations. The Corporate and Other segment represents the activities of the holding companies and any other companies, such as CRM and TRM, that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenue, and results of operations. The Company’s chief executive officer, who serves as the Company’s chief operating decision maker, evaluates each division’s financial and operating performance based on revenue and operating income.

For the three months ended June 30, 2025 and 2024, revenue from the Insurance Operations segment before intracompany elimination represented 77.9% and 85.6%, respectively, and revenue from the Exzeo Group segment represented 16.3% and 8.9%, respectively, of total revenue of all operating segments. For the six months ended June 30, 2025 and 2024, revenue from the Insurance Operations segment before intracompany elimination represented 77.5% and 85.4%, respectively, and revenue from the Exzeo Group segment represented 16.5% and 10.7%, respectively, of total revenue of all operating segments. As of June 30, 2025 and December 31, 2024, Insurance Operations’ total assets represented 81.0% and 83.6%, respectively, and Exzeo Group’s total assets represented 6.0% and 3.7%, respectively, of the combined assets of all operating segments.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following tables present segment information reconciled to the Company’s consolidated statements of income. Intersegment transactions are not eliminated from segment results. However, intracompany transactions are eliminated in segment results below.

For Three Months Ended June 30, 2025	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$282,269	$—	$21,639	$—	$—	$(1,280)	$302,628
Premiums ceded	(95,017)	—	(8,785)	—	—	1,280	(102,522)
Net premiums earned	187,252	—	12,854	—	—	—	200,106
Net income from investment portfolio	14,583	763	974	—	2,129	(669)	17,780
Policy fee income	302	—	—	—	5	1,160	1,467
Other	3,602	56,091	4	3,493	2,548	(63,171)	2,567
Total revenue	205,739	56,854	13,832	3,493	4,682	(62,680)	221,920
Expenses
Losses and loss adjustment expenses	82,365	—	4,842	—	—	(22,750)	64,457
Amortization of deferred policy acquisition costs	27,027	—	1,415	—	—	—	28,442
Other policy acquisition expenses	15,268	10,074	2,836	—	1,339	(27,408)	2,109
Stock-based compensation expense	325	706	—	—	1,664	—	2,695
Interest expense	—	—	1,124	215	3,529	(1,124)	3,744
Depreciation and amortization	611	731	—	640	194	(505)	1,671
Personnel and other operating expenses	12,071	16,454	808	2,064	5,443	(12,430)	24,410
Total expenses	137,667	27,965	11,025	2,919	12,169	(64,217)	127,528
Income (loss) before income taxes (d)	$68,072	$28,889	$2,807	$574	$(7,487)	$1,537	$94,392
Total revenue from non-affiliates (e)	$201,670	$2,513	$15,112	$2,629	$1,327
Gross premiums written	$337,502	$—	$19,043

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations includes $1,280 earned from reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo Group and the AIF operations recognize service fee revenue according to revenue recognition standards. Although both service fee expenses and revenue are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended June 30, 2024	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$251,969	$—	$12,804	$—	$—	$(1,212)	$263,561
Premiums ceded	(71,656)	—	(6,269)	—	—	1,212	(76,713)
Net premiums earned	180,313	—	6,535	—	—	—	186,848
Net income from investment portfolio	11,966	129	139	—	3,975	1,417	17,626
Policy fee income	56	—	—	—	—	1,033	1,089
Other	4,268	27,893	9	5,834	3,611	(40,933)	682
Total revenue	196,603	28,022	6,683	5,834	7,586	(38,483)	206,245
Expenses
Losses and loss adjustment expenses	80,064	—	1,605	—	—	(3,345)	78,324
Amortization of deferred policy acquisition costs	21,863	—	88	—	—	—	21,951
Other policy acquisition expenses	10,490	7,552	1,805	—	—	(18,346)	1,501
Stock-based compensation expense	319	656	—	—	1,401	—	2,376
Interest expense	—	1,806	559	221	3,231	(2,365)	3,452
Depreciation and amortization	612	657	—	418	162	(285)	1,564
Personnel and other operating expenses	14,864	10,821	52	1,629	4,140	(10,455)	21,051
Total expenses	128,212	21,492	4,109	2,268	8,934	(34,796)	130,219
Income (loss) before income taxes (d)	$68,391	$6,530	$2,574	$3,566	$(1,348)	$(3,687)	$76,026
Total revenue from non-affiliates (e)	$191,798	$1,162	$7,895	$4,992	$2,195
Gross premiums written	$270,867	$—	$36,035

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations include $1,212 earned from the reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo Group and the AIF operations recognize service fee revenue according to revenue recognition standards. Although both service fee expenses and revenue are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

For Six Months Ended June 30, 2025	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$564,404	$—	$41,086	$—	$—	$(2,479)	$603,011
Premiums ceded	(188,444)	—	(16,192)	—	—	2,479	(202,157)
Net premiums earned	375,960	—	24,894	—	—	—	400,854
Net income from investment portfolio	25,442	1,161	1,754	—	3,894	(1,459)	30,792
Policy fee income	2,531	—	—	—	5	1,160	3,696
Other	6,348	108,498	(5)	6,333	6,203	(124,366)	3,011
Total revenue	410,281	109,659	26,643	6,333	10,102	(124,665)	438,353
Expenses
Losses and loss adjustment expenses	153,180	—	7,614	—	—	(37,046)	123,748
Amortization of deferred policy acquisition costs	52,271	—	2,482	—	—	—	54,753
Other policy acquisition expenses	33,601	22,741	5,357	—	3,467	(62,081)	3,085
Stock-based compensation expense	798	1,429	—	—	3,440	—	5,667
Interest expense	—	—	2,232	431	6,697	(2,232)	7,128
Depreciation and amortization	1,222	1,439	—	1,150	385	(879)	3,317
Personnel and other operating expenses	23,315	30,966	1,063	3,797	9,598	(22,815)	45,924
Total expenses	264,387	56,575	18,748	5,378	23,587	(125,053)	243,622
Income (loss) before income taxes (d)	$145,894	$53,084	$7,895	$955	$(13,485)	$388	$194,731
Total revenue from non-affiliates (e)	$402,720	$2,911	$29,122	$4,604	$2,165
Gross premiums written	$597,031	$—	$48,760

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations include $2,479 earned from the reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo Group and the AIF operations recognize service fee revenue according to revenue recognition standards. Although both service fee expenses and revenue are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

For Six Months Ended June 30, 2024	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$505,441	$—	$16,429	$—	$—	$(1,665)	$520,205
Premiums ceded	(137,997)	—	(8,487)	—	—	1,665	(144,819)
Net premiums earned	367,444	—	7,942	—	—	—	375,386
Net income from investment portfolio	24,724	142	195	—	8,669	598	34,328
Policy fee income	1,075	—	—	—	—	1,033	2,108
Other	7,360	60,822	9	9,281	4,641	(81,076)	1,037
Total revenue	400,603	60,964	8,146	9,281	13,310	(79,445)	412,859
Expenses
Losses and loss adjustment expenses	164,088	—	2,873	—	—	(8,715)	158,246
Amortization of deferred policy acquisition costs	42,794	—	88	—	—	—	42,882
Other policy acquisition expenses	25,905	18,710	2,351	—	—	(44,257)	2,709
Stock-based compensation expense	688	1,357	—	—	1,913	—	3,958
Interest expense	—	3,306	1,371	444	6,157	(4,677)	6,601
Depreciation and amortization	1,224	1,271	—	798	322	(561)	3,054
Personnel and other operating expenses	28,297	22,690	106	3,063	7,873	(20,076)	41,953
Total expenses	262,996	47,334	6,789	4,305	16,265	(78,286)	259,403
Income (loss) before income taxes (d)	$137,607	$13,630	$1,357	$4,976	$(2,955)	$(1,159)	$153,456
Total revenue from non-affiliates (e)	$392,601	$1,175	$9,811	$7,598	$4,979
Gross premiums written	$506,366	$—	$55,522

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations include $1,665 earned from the reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo Group and the AIF operations recognize service fee revenue according to revenue recognition standards. Although both service fee expenses and revenue are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table presents gross premium earned by geographic location:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Florida	$272,473	$234,264	$543,278	$461,513
Non-Florida	30,155	29,297	59,733	58,692
Gross premiums earned	$302,628	$263,561	$603,011	$520,205

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	June 30,	December 31,
	2025	2024
Segments
Insurance Operations	$2,058,706	$1,905,878
Exzeo Group	159,534	89,441
Reciprocal Exchange Operations	129,418	105,556
Real Estate	109,015	96,795
Corporate and Other	180,610	175,282
Consolidation and Elimination	(284,177)	(142,739)
Total assets	$2,353,106	$2,230,213

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Leases

Company as Lessee

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating leases:

	June 30,	December 31,
	2025	2024
Operating leases
ROU assets	$1,065	$1,182
Liabilities	$1,072	$1,185

The following table summarizes the Company’s operating leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	36 to 63 months	Yes	(a)
Office space	5 to 9 years	Yes	(a), (b)

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.

As of June 30, 2025, maturities of operating lease liabilities were as follows:

Due in 12 months following June 30,
2025	$296
2026	305
2027	300
2028	120
2029	116
Thereafter	69
Total lease payments	1,206
Less: interest	134
Operating lease liabilities	$1,072

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs*	76	76	152	145
Short-term lease costs*	61	83	141	175
Total lease costs	$137	$159	$293	$320
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases			$145	$142
Financing cash flows – finance leases			$—	$1

	June 30,
	2025
Weighted-average remaining lease term:
Operating leases (in years)	4.2
Weighted-average discount rate:
Operating leases (%)	6.0%

* Included in other operating expenses on the consolidated statements of income.

Company as Lessor

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms
Class of Assets	Initial Term	Option	and Conditions
Operating lease:
Office space	1 to 11 years	Yes	(c)
Retail space	3 to 20 years	Yes	(c)
Boat docks/wet slips	1 to 12 months	Yes	(c)

(c)
There are no purchase options

In March 2025, the Company entered into an operating lease agreement for its 189,147-square-foot commercial property in Tampa, Florida. The lease commenced in June 2025 and has an initial term of 130 months, with options to renew for two additional 60-month periods. Total net lease payments over the initial term will be $56,866. The underlying asset is presented as part of real estate investments in the consolidated balance sheets.

Note 17 -- Income Taxes

A valuation allowance must be established for deferred income tax assets when it is more likely than not that the deferred income tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. The Company evaluates the realizability of its deferred income tax assets each quarter, and as of June 30, 2025, based on all of the available evidence, management concluded that it is more likely than not that the deferred income tax assets will be realized other than a valuation allowance on the sale of TTIC by Exzeo to HCI in the amount

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

of $544 related to the deferred intercompany taxable loss that arose during the third quarter of 2024. The Company did not have a valuation allowance established as of June 30, 2024.

During the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $24,113 and $18,927, respectively, resulting in effective tax rates of 25.5% and 24.9%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to certain non-deductible compensation expense for the second quarter of 2025.

During the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $50,222 and $39,401, respectively, resulting in effective tax rates of 25.8% and 25.7%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to certain non-deductible compensation expense for 2025. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain non-deductible and tax-exempt items.

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

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$70,279			$57,099
Less: Net income attributable to noncontrolling interests	(4,119)			(3,023)
Net income attributable to HCI	66,160			54,076
Less: Income attributable to participating securities	(2,616)			(2,052)
Basic Earnings Per Share:
Income attributable to common stockholders	63,544	11,400	$5.57	52,024	10,041	$5.18
Effect of Dilutive Securities:
Stock options	—	392		—	298
Convertible senior notes	3,170	1,084		1,753	2,142
Warrants	—	7		—	215
Diluted Earnings Per Share:
Income attributable to common stockholders	$66,714	12,883	$5.18	$53,777	12,696	$4.24

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

(a)
Shares in thousands.

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$144,509			$114,055
Less: Net income attributable to redeemable noncontrolling interests	—			(10,149)
Less: Net income attributable to noncontrolling interests	(8,665)			(2,219)
Net income attributable to HCI	135,844			101,687
Less: Income attributable to participating securities	(5,691)			(3,243)
Basic Earnings Per Share:
Income attributable to common stockholders	130,153	10,846	$12.00	98,444	9,897	$9.95
Effect of Dilutive Securities:
Stock options	—	373		—	290
Convertible senior notes	5,500	1,611		3,393	2,212
Warrants	—	7		—	262
Diluted Earnings Per Share:
Income attributable to common stockholders	$135,653	12,837	$10.57	$101,837	12,661	$8.04

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of the refundable portion of subscriber surplus contributions during the three and six months ended June 30, 2025 and 2024:

	2025	2024
Balance as of January 1	$1,691	$—
Cash contribution	833	—
Return of contribution	(3)	—
Reclassification to noncontrolling interests	(884)	—
Balance as of March 31	1,637	—
Cash contribution	1,937	864
Return of contribution	(31)	—
Reclassification to noncontrolling interests	(1,138)	(73)
Balance as of June 30	$2,405	$791

Note 20 -- Equity

Stockholders’ Equity

Common Stock

On April 23, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on June 20, 2025 to stockholders of record on May 16, 2025.

Warrants

On March 11, 2024, 300,000 warrants were exercised through a cashless transaction resulting in the issuance of 155,049 shares of common stock.

As of June 30, 2025, there were 11,250 warrants outstanding at an exercise price of $54.40 with an expiration date of December 31, 2028.

At-The-Market Facility

On January 22, 2024, the Company implemented an “at-the-market” facility (the “ATM Facility”) which gives the Company the ability to raise up to $75,000 through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). The Company has no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of June 30, 2025 the remaining availability under the ATM Facility was $75,000.

Noncontrolling Interests

Exzeo

During the three and six months ended June 30, 2025, Exzeo did not repurchase and retire any shares of common stock from current or former employees. During the three and six months ended June 30, 2024, Exzeo repurchased and retired a total of 23,071 and 45,858 shares, respectively, of its common stock. The total cost of purchasing noncontrolling interests during the three and six months ended June 30, 2024 was $49 and $82, respectively. Exzeo repurchased common shares from its current employees to satisfy payroll tax liabilities in connection with the vesting of restricted stock awards.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

In addition, Exzeo repurchased and retired a total of 6,830 shares of its common stock from former Exzeo employees for a total cost of $12 for the three and six months ended June 30, 2024. The total cost included the fair value of Exzeo common stock and a $2 inducement cost for the purpose of curtailing the spread of share ownership.

As of June 30, 2025, there were 82,701,189 shares of Exzeo’s common stock outstanding, of which 7,701,189 shares were not owned by HCI.

Consolidated Variable Interest Entities

As described in Note 14 “Variable Interest Entities,” the Company has no equity interest at risk in consolidated VIEs. An insurance exchange receives surplus contributions from its subscribers in addition to policy premiums. The surplus contribution is payable to an insurance exchange on or prior to the initial effective date of coverage, in installments for certain payment plans, and on or prior to the effective date of all endorsements generating an additional premium.

Note 21 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the 2012 Omnibus Incentive Plan (“the Plan”) which is currently active and available for future grants. As of June 30, 2025, there were 683,676 shares available for grant.

Stock Options

Stock options granted and outstanding under the Plan vest over a period of four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six months ended June 30, 2025 and 2024 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of January 1, 2025	590,000	$51.54	4.9 years	$37,523
Outstanding as of March 31, 2025	590,000	$51.54	4.6 years	$58,367
Outstanding as of June 30, 2025	590,000	$51.54	4.4 years	$58,733
Exercisable as of June 30, 2025	590,000	$51.54	4.4 years	$58,733

Outstanding as of January 1, 2024	590,000	$51.54	5.9 years	$21,156
Outstanding as of March 31, 2024	590,000	$51.54	5.6 years	$38,077
Outstanding as of June 30, 2024	590,000	$51.54	5.4 years	$23,970
Exercisable as of June 30, 2024	590,000	$51.54	5.4 years	$23,970

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

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

A summary of the restricted stock awards activity for the three and six months ended June 30, 2025 and 2024 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2025	486,115	$63.00
Granted	1,000	$138.94
Vested	(18,405)	$61.38
Forfeited	(750)	$109.72
Nonvested as of March 31, 2025	467,960	$63.15
Granted	9,020	$165.18
Vested	(5,500)	$89.50
Forfeited	(1,100)	$113.40
Nonvested as of June 30, 2025	470,380	$64.68

Nonvested as of January 1, 2024	271,417	$37.12
Vested	(29,690)	$56.05
Forfeited	(200)	$51.87
Nonvested as of March 31, 2024	241,527	$34.78
Granted	204,500	$79.33
Vested	(19,637)	$48.17
Forfeited	(3,500)	$34.58
Nonvested as of June 30, 2024	422,890	$55.70

The Company recognized compensation expense related to restricted stock awards, which is included in general and administrative personnel expenses, of $1,994 and $1,720 for the three months ended June 30, 2025 and 2024, respectively, and $4,264 and $2,587 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, there was approximately $17,454, and $20,296, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.7 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Deferred tax benefits recognized	$151	$61	$352	$160
Tax benefits realized for restricted stock and paid dividends	$268	$543	$876	$1,054
Fair value of vested restricted stock	$492	$946	$1,622	$2,610

Subsidiary Equity Plan

Exzeo issues stock-based compensation awards to its employees under a separate stock-based compensation plan. The Company records activity related to Exzeo’s stock-based compensation as an adjustment to noncontrolling interest. For the three months ended June 30, 2025 and 2024, the Company recognized compensation expense related to Exzeo’s stock-based awards of $701 and $656, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized compensation expense related to Exzeo’s stock-based awards of $1,403 and $1,357, respectively. As of June 30, 2025 and December 31, 2024, there was $7,765 and $9,495, respectively, of unrecognized compensation expense related to Exzeo’s nonvested restricted stock and stock options.

Note 22 -- Commitments and Contingencies

Litigation and Other Legal Matters

The Company is party to litigation and other legal matters arising in the ordinary course of business. From time to time, the Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings.

The Company records accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, and opinions of internal and external legal counsel. Legal costs in connection with litigation and other legal matters arising in the ordinary course of business are expensed as incurred.

Although the Company cannot predict with certainty the ultimate resolution of the litigation and other legal matters it is party to, the Company does not believe that any known or potential litigation and other legal matters will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Capital Commitments

As described in Note 5 “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership investments. As of June 30, 2025, there was an aggregate unfunded balance of $2,985.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

FIGA Assessments

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to Florida Insurance Guaranty Association (“FIGA”) on a quarterly basis. As of June 30, 2025, the FIGA assessments payable by the Company were $3,594 and are included in other liabilities on the consolidated balance sheet.

Note 23 -- Related Party Transactions

HCPCI, TTIC, CORE, and Tailrow have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers for the 2025-2026 treaty year. The purpose of the RPP contracts is to indemnify HCPCI, TTIC, CORE, and Tailrow for the reinstatement premium which HCPCI, TTIC, CORE, and Tailrow pay or become liable to pay under the reinstatement provisions of the respective excess of loss reinsurance contracts. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participates as a subscribing reinsurer with HCPCI and Tailrow as collective reinsureds. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s chairman of its board of directors and chief executive officer and is an investor in that company. For its participation on the RPP contract, Oxbridge’s annual premium is $1,033 and is paid by HCPCI and Tailrow over four installments. Management believes the premium rate is competitive with market rates. A trust account has been established with HCPCI and Tailrow as collective beneficiaries and Oxbridge as grantor. Each of the four premium installments is deposited into the trust account in order to fully collateralize Oxbridge’s obligations under the RPP contract. Trust assets may be withdrawn by HCPCI and Tailrow to indemnify HCPCI and Tailrow for Oxbridge’s obligations under the provisions of the RPP contract.

Note 24 -- Subsequent Events

On July 1, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 19, 2025 to stockholders of record on August 15, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

On July 24, 2025, the Company entered into a $17,000 loan agreement which bears interest at 5.65% with a maturity date of August 1, 2035. The loan is secured by commercial real estate in Haines City, Florida.

On August 1, 2025, the Company entered into a purchase and sale agreement for a 179,779 square-foot commercial property located in St. Petersburg, Florida at a purchase price of $17,500. The purchase is scheduled to be closed during the third quarter of 2025 and will be funded using available cash on hand.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion under this Item 2 in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025 (the “2024 Annual Report”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “HCI,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to HCI Group, Inc., a Florida corporation incorporated in 2006, and its subsidiaries. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in whole dollars unless specified otherwise.

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
Exzeo Group
▪
Insurance solutions
▪
Information technology
▪
Reinsurance brokerage services
c)
Reciprocal Exchange Operations
d)
Real Estate
e)
Corporate and Other

▪
Attorney-in-fact services
▪
Holding company operations

For the three months ended June 30, 2025 and 2024, revenue from Insurance Operations before intracompany elimination represented 77.9% and 85.6%, respectively, and revenue from Exzeo Group represented 16.3% and 8.9%, respectively, of total revenue of all operating segments. For the six months ended June 30, 2025 and 2024, revenue from Insurance Operations before intracompany elimination represented 77.5% and 85.4%, respectively, and revenue from Exzeo Group represented 16.5% and 10.7%, respectively, of total revenue of all operating segments. As of June 30, 2025 and December 31, 2024, Insurance Operations’ total assets represented 81.0% and 83.6%, respectively, and Exzeo Group’s total assets represented 6.0% and 3.7%, respectively, of the combined assets of all operating segments. Refer to Note 15 “Segment Information” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

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

Reinsurance and other auxiliary operations

We have a Bermuda domiciled wholly-owned reinsurance subsidiary, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”). We selectively retain risk in Claddaugh, reducing the cost of third-party reinsurance. Claddaugh fully collateralizes its exposure to our insurance operations and reciprocal exchange operations by depositing funds into a trust account. Claddaugh may mitigate a portion of its risk through retrocession contracts, however Claddaugh did not enter into any retrocession contracts for the 2025-2026 treaty year. Currently, Claddaugh does not provide reinsurance to non-affiliates. Other auxiliary operations also include claim adjusting and processing services.

Exzeo Group

Exzeo Group, Inc. (“Exzeo”), our majority-owned subsidiary, currently has four subsidiaries: Exzeo Insurance Services, Inc. (“EIS”) which was formerly known as TypTap Management Company, Exzeo USA, Inc. (“Exzeo USA”), Dark Horse Re, LLC (“Dark Horse”), and Cypress Tech Development Company, Inc. which also owns Exzeo Software Private Limited (“Exzeo India”), a subsidiary domiciled in India. Exzeo provides turn-key insurance technology and operations solutions primarily to our insurance operations and reciprocal exchange operations based on a proprietary platform of purpose-built software and data analytics applications that are specifically designed for the property and casualty insurance ecosystem. Exzeo's platform of products and services is highly scalable and poised to continue to optimize the performance of insurance markets, to the benefit of policyholders, capital providers, as well as the overall insurance value chain. The advanced data analytics algorithms and software tools enable insurance carriers to maximize efficiency of their systems, optimize underwriting outcomes and ultimately serve their customers more effectively.

Insurance Solutions

Exzeo provides operational services through EIS, which performs end-to-end services including underwriting support, insurance application processing, policyholder service, premium collection activities and claims administration. Additionally, EIS leverages data analytics to monitor claims and market trends to improve pricing models, insurance policy designs, and compliance with regulatory requirements.

Information Technology

Exzeo’s information technology operations are anchored by its software development and data analytics capabilities, primarily supported by Exzeo USA and Exzeo India. Exzeo's proprietary platform includes configurable applications designed to support the full insurance value chain including quoting and underwriting, policy management, claims management, geolocation visualization tools, and financial reporting. Exzeo’s key products include AtlasViewer®, an online data visualization and geographic tool, SAMSTM, a policy administration platform, HarmonyTM, a next generation policy administration platform, and ClaimColonyTM, an application that provides intelligent automation of insurance claims and other business processes.

Reinsurance Brokerage Services

Through our subsidiary Dark Horse, we provide expert reinsurance brokerage services to help insurance companies manage risk by acting as an intermediary between the insurer client and reinsurers. We design tailored reinsurance solutions by assessing our insurer client’s risk portfolio.

Reciprocal Exchange Operations

Our reciprocal exchange operations relate to the activities of consolidated variable interest entities, Condo Owners Reciprocal Exchange (“CORE”) and Tailrow Insurance Exchange (“Tailrow”). CORE provides commercial residential multiple peril insurance, while Tailrow specializes in fire and homeowners multiple peril insurance.

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

Real Estate

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations. Properties used in operations consist of two office buildings in Tampa, Florida and an insurance operations site in Ocala, Florida. Our investment properties include retail shopping centers, two marinas, an office campus, and undeveloped land in Tampa, Florida.

Corporate and Other

Attorney-in-fact services

We currently provide AIF services to our reciprocal exchange operations. Our AIF services include underwriting insurance policies, managing claims, handling financial operations, regulatory compliance and reporting, and managing investments and operational expenses.

Holding company operations

Activities of our holding company, HCI Group, Inc., plus other companies that do not meet the quantitative and qualitative thresholds for a reportable segment comprise the operations of this segment.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts or as otherwise indicated):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Gross premiums earned	$302,628	$263,561	$603,011	$520,205
Premiums ceded	(102,522)	(76,713)	(202,157)	(144,819)
Net premiums earned	200,106	186,848	400,854	375,386
Net investment income	16,445	16,881	30,196	30,948
Net realized investment gains	155	212	1,322	212
Net unrealized investment gains (losses)	1,180	533	(726)	3,168
Policy fee income	1,467	1,089	3,696	2,108
Other income	2,567	682	3,011	1,037
Total revenue	221,920	206,245	438,353	412,859
Expenses
Losses and loss adjustment expenses	64,457	78,324	123,748	158,246
Policy acquisition and other underwriting expenses	30,551	23,452	57,838	45,591
General and administrative personnel expenses	19,985	17,471	40,468	33,745
Interest expense	3,744	3,452	7,128	6,601
Other operating expenses	8,791	7,520	14,440	15,220
Total expenses	127,528	130,219	243,622	259,403
Income before income taxes	94,392	76,026	194,731	153,456
Income tax expense	24,113	18,927	50,222	39,401
Net income	70,279	57,099	144,509	114,055
Net income attributable to noncontrolling interests	(4,119)	(3,023)	(8,665)	(12,368)
Net income after noncontrolling interests	$66,160	$54,076	$135,844	$101,687
Ratios to Net Premiums Earned:
Loss Ratio	32.2%	41.9%	30.9%	42.2%
Expense Ratio (excluding interest expense)	29.7%	25.9%	28.1%	25.2%
Combined Ratio (excluding interest expense)	61.9%	67.8%	59.0%	67.4%
Ratios to Gross Premiums Earned:
Loss Ratio	21.3%	29.7%	20.5%	30.4%
Expense Ratio (excluding interest expense)	19.6%	18.4%	18.7%	18.2%
Combined Ratio (excluding interest expense)	40.9%	48.1%	39.2%	48.6%
Earnings Per Share:
Basic	$5.57	$5.18	$12.00	$9.95
Diluted	$5.18	$4.24	$10.57	$8.04

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Our results of operations for the three months ended June 30, 2025 reflect net income of approximately $70,279,000 or $5.18 diluted earnings per share, compared with net income of approximately $57,099,000 or $4.24 diluted earnings per share for the three months ended June 30, 2024. The quarter-over-quarter increase was primarily due to a $13,258,0000 increase in net premiums earned and a $13,867,000 decrease in losses and loss adjustment expenses; partially offset by a $7,099,000 increase in policy acquisition and other underwriting expenses, a $2,514,000 increase in general and administrative personnel expenses, and a $1,271,000 increase in other operating expenses.

Revenue

Gross Premiums Earned on a consolidated basis for the three months ended June 30, 2025 and 2024 were approximately $302,628,000 and $263,561,000, respectively. The $39,067,000 increase was primarily attributable to a higher volume of policies in force as a result of the addition of policies from Citizens during the fourth quarter of 2024 and first quarter of 2025. Gross premiums earned from Insurance Operations were $282,269,000 for the three months ended June 30, 2025 compared with $251,969,000 for the three months ended June 30, 2024. Gross premiums earned from Reciprocal Exchange Operations were $21,639,000 for the three months ended June 30, 2025 compared to $12,804,000 for the three months ended June 30, 2024.

Premiums Ceded for the three months ended June 30, 2025 and 2024 were approximately $102,522,000 and $76,713,000, respectively, representing 33.9% and 29.1%, respectively, of gross premiums earned. The $25,809,000 increase was primarily attributable to higher reinsurance costs due to growth in the number of policies in force and total insured value.

Our premiums ceded represent costs of reinsurance (i) to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts, (ii) to provide additional loss coverage on a high-value individual risk basis through facultative reinsurance, or (iii) to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Under contracts in effect prior to June 1, 2025, reinsurance costs could be decreased by a reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts. For the three months ended June 30, 2025, there was no adjustment in premiums ceded related to retrospective provisions as opposed to a decrease of $6,993,000 for the three months ended June 30, 2024.

Net Premiums Written for the three months ended June 30, 2025 and 2024 totaled approximately $254,023,000 and $230,189,000, respectively. Net premiums written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2025 primarily resulted from an increase in the volume of premiums in force, offset by an increase in premiums ceded. We had approximately 270,100 policies in force as of June 30, 2025 as compared with approximately 242,500 policies in force at June 30, 2024.

Net Premiums Earned for the three months ended June 30, 2025 and 2024 were approximately $200,106,000 and $186,848,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Net Premiums Written	$254,023	$230,189
Increase in Unearned Premiums	(53,917)	(43,341)
Net Premiums Earned	$200,106	$186,848

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $64,457,000 and $78,324,000 for the three months ended June 30, 2025 and 2024, respectively. The decrease was attributable to lower claims and litigation frequency. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the three months ended June 30, 2025 and 2024 were approximately $30,551,000 and $23,452,000 on a consolidated basis, respectively, and primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. The increase in amortized costs was primarily due to a higher volume of policies in force in the comparative periods.

General and Administrative Personnel Expenses for the three months ended June 30, 2025 and 2024 were approximately $19,985,000 and $17,471,000, respectively. Our general and administrative personnel expenses include salaries, wages, payroll taxes, stock-based and other incentive compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter increase of $2,514,000 was primarily attributable to an increase in stock-based and other incentive compensation, employee health benefits, and merit increases.

Other Operating Expenses for the three months ended June 30, 2025 and 2024 were approximately $8,791,000 and $7,520,000, respectively. The increase was primarily attributable to a $1,125,000 debt conversion charge in connection with the conversion of the 4.75% Convertible Senior Notes during the second quarter of 2025.

Income Tax Expense for the three months ended June 30, 2025 and 2024 was approximately $24,113,000 and $18,927,000, respectively, resulting in effective tax rates of 25.5% and 24.9%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to certain non-deductible compensation expense for the second quarter of 2025.

Ratios:

The net loss ratio (losses and loss adjustment expenses in relation to net premiums earned) applicable to the three months ended June 30, 2025 was 32.2% compared with 41.9% for the three months ended June 30, 2024. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses and the increase in net premiums earned.

The net expense ratio (total expenses excluding losses and loss adjustment expenses and interest expense in relation to net premiums earned) applicable to the three months ended June 30, 2025 was 29.7% compared with 25.9% for the three months ended June 30, 2024. The increase in our expense ratio was primarily attributable to the increase in policy acquisition and other underwriting expenses and the increase in general and administrative personnel expenses, partially offset by the increase in net premiums earned.

The net combined ratio (total expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio for the three months ended June 30, 2025 was 61.9% compared with 67.8% for the three months ended June 30, 2024. The decrease in 2025 was attributable to the factors described above.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Our results of operations for the six months ended June 30, 2025 reflect net income of approximately $144,509,000 or $10.57 diluted earnings per share, compared with net income of approximately $114,055,000 or $8.04 diluted earnings per share for the six months ended June 30, 2024. The period-over-period increase was primarily due to a $34,498,000 decrease in losses and loss adjustment expenses and a $25,468,000 increase in net premiums earned; partially offset by a $12,247,000 increase in policy acquisition and other underwriting expenses, a $6,723,000 increase in general and administrative personnel expenses, and a $3,536,000 decrease in income from our investment portfolio (consisting of net investment income and net realized and unrealized gains or losses).

Revenue

Gross Premiums Earned on a consolidated basis for the six months ended June 30, 2025 and 2024 were approximately $603,011,000 and $520,205,000, respectively. The $82,806,000 increase was primarily attributable to a higher volume of policies in force as a result of the addition of policies from Citizens during the fourth quarter of 2024 and first quarter of 2025. Gross premiums earned from Insurance Operations were $564,404,000 for the six months ended June 30, 2025 compared with $505,441,000 for the six months ended June 30, 2024. Gross premiums earned from Reciprocal Exchange Operations were $41,086,000 for the six months ended June 30, 2025 compared to $16,429,000 for the six months ended June 30, 2024.

Premiums Ceded for the six months ended June 30, 2025 and 2024 were approximately $202,157,000 and $144,819,000, respectively, representing 33.5% and 27.8%, respectively, of gross premiums earned. The $57,338,000 increase was primarily attributable to higher reinsurance costs due to growth in the number of policies in force and total insured value.

For the six months ended June 30, 2025, there was no adjustment to premiums ceded related to retrospective provisions as opposed to a decrease of $13,986,000 for the six months ended June 30, 2024.

Net Premiums Written for the six months ended June 30, 2025 and 2024 totaled approximately $443,634,000 and $417,069,000, respectively. The increase in 2025 primarily resulted from an increase in the volume of premiums in force, offset by an increase in premiums ceded.

Net Premiums Earned for the six months ended June 30, 2025 and 2024 were approximately $400,854,000 and $375,386,000, respectively, and reflect the gross premiums earned less reinsurance costs as described above.

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net Premiums Written	$443,634	$417,069
Increase in Unearned Premiums	(42,780)	(41,683)
Net Premiums Earned	$400,854	$375,386

Net Unrealized Investment Losses for the six months ended June 30, 2025 were approximately $726,000 compared with net unrealized investment gains of approximately $3,168,000 for the six months ended June 30, 2024. The decrease was primarily attributable to an overall decline in the equity markets for the comparative periods.

Expenses

Our consolidated Losses and Loss Adjustment Expenses amounted to approximately $123,748,000 and $158,246,000 for the six months ended June 30, 2025 and 2024, respectively. The decrease is primarily driven by a decline in claims and litigation frequency, partially offset in part by losses on policies assumed from Citizens by the Reciprocal Exchange Operations during 2025. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses for the six months ended June 30, 2025 and 2024 were approximately $57,838,000 and $45,591,000, respectively. The increase in amortized costs was primarily due to a higher volume of policies in force in the comparative periods.

General and Administrative Personnel Expenses for the six months ended June 30, 2025 and 2024 were approximately $40,468,000 and $33,745,000, respectively. The period-over-period increase of $6,723,000 was primarily attributable to an increase in stock-based and other incentive compensation, employee health benefits, and merit increases.

Other Operating Expenses for the six months ended June 30, 2025 and 2024 were approximately $14,440,000 and $15,220,000, respectively. The decrease was partially offset by a $1,125,000 debt conversion charge in connection with the conversion of the 4.75% Convertible Senior Notes during the second quarter of 2025.

Income Tax Expense for the six months ended June 30, 2025 and 2024 was approximately $50,222,000 and $39,401,000, respectively, resulting in effective tax rates of 25.8% and 25.7%, respectively. The increase in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to certain non-deductible compensation expense for 2025.

Ratios:

The net loss ratio applicable to the six months ended June 30, 2025 was 30.9% compared with 42.2% for the six months ended June 30, 2024. The decrease was primarily attributable to the decrease in losses and loss adjustment expenses and the increase in net premiums earned.

The net expense ratio applicable to the six months ended June 30, 2025 was 28.1% compared with 25.2% for the six months ended June 30, 2024. The increase in our expense ratio was primarily attributable to the increase in policy acquisition and other underwriting expenses and the increase in general and administrative personnel expenses, partially offset by the increase in net premiums earned.

Our net combined ratio for the six months ended June 30, 2025 was 59.0% compared with 67.4% for the six months ended June 30, 2024. The decrease in 2025 was attributable to the factors described above.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms affecting Florida, our primary market, and other southeastern states typically occur during the period from June 1st through November 30th of each year. Winter storms in the northeast usually occur during the period between December 1st and March 31st of each year. Also, our reinsurance treaty year is typically effective on June 1st of each year and any variation in the cost of our reinsurance, whether due to changes in reinsurance rates, coverage levels or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning on June 1st of each year.

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

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest, dividends and to fund operating expenses and real estate acquisitions.

Revolving Credit Facility and Long-Term Debt

The following table summarizes the principal and interest payment obligations of our indebtedness as of June 30, 2025:

	Maturity Date	Payment Due Date	Principal Balance ($)
Revolving credit facility	Through November 2028	January 1, April 1, July 1, October 1	40,000,000
4.55% Promissory Note	Through August 2036	1st day of each month	4,273,000
5.50% Promissory Note	Through July 2033	1st day of each month	11,548,000

As of June 30, 2025, the revolving credit facility had additional available borrowing capacity of $35,000,000. We remain in compliance with all covenants set forth in our debt agreements as of the reporting date. Refer to Note 10 “Revolving Credit Facility” and Note 11 “Long-Term Debt” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

On July 24, 2025, we entered into a $17,000 loan agreement which bears interest at 5.65% with a maturity date of August 1, 2035. The loan is secured by commercial real estate in Haines City, Florida.

At-The-Market Facility

On January 22, 2024, we implemented an “at-the-market” facility (the “ATM Facility”) which gives us the ability to raise up to $75,000 through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). We have no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of June 30, 2025 the remaining availability under the ATM Facility was $75,000.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Withdrawals from limited partnership investments are generally not permitted and distributions occur when the underlying investments of the limited partnership investments are liquidated. Additionally, two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. As of June 30, 2025, there were unexpired capital commitments of $2,985,000. Refer to Note 5 “Investments” to the consolidated financial statements under “Limited Partnership Investments” included in this Quarterly Report on Form 10-Q for additional information.

Real Estate Investment

Real estate has long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investment portfolio should an opportunity arise.

On August 1, 2025, we entered into a purchase and sale agreement for a 179,779 square-foot commercial property located in St. Petersburg, Florida at a purchase price of $17,500,000. The purchase is scheduled to be closed during the third quarter of 2025 and will be funded using available cash on hand.

Dividends

On July 1, 2025, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 19, 2025 to stockholders of record on August 15, 2025.

Sources and Uses of Cash

Cash Flows for the Six Months Ended June 30, 2025

Net cash provided by operating activities for the six months ended June 30, 2025 was approximately $307,005,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $59,359,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $120,019,000 was primarily due to the proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities of $263,643,000, the proceeds from sales of available-for-sale fixed-maturity and equity securities of $24,980,000, partially offset by the purchases of available-for-sale fixed-maturity and equity securities of $159,875,000, and purchases of real estate investments of $8,862,000. Net cash used in financing activities totaled $12,268,000, which was primarily due to $8,924,000 of cash dividend payments, net repayment of our revolving credit facility of $4,000,000, an induced debt conversion payment of $1,125,000, and $687,000 of share repurchases, partially offset by net contribution from noncontrolling interests of $2,736,000.

Cash Flows for the Six Months Ended June 30, 2024

Net cash provided by operating activities for the six months ended June 30, 2024 was approximately $152,985,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $49,334,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $179,433,000 was primarily due to the purchases of available-for-sale fixed-maturity and equity securities of $506,438,000, the purchases of property and equipment of $2,039,000, and the purchases of real estate investments of $9,909,000, offset by the proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities of $323,568,000, the proceeds from sales of available-for-sale fixed-maturity and equity securities of $14,199,000, and distributions received from limited partnership investments of $2,292,000. Net cash used in financing activities totaled $64,174,000, which was primarily due to the redemption of redeemable noncontrolling interests of $100,000,000, $8,165,000 of cash dividend payments, cash dividends paid to redeemable noncontrolling interests of $2,923,000, $1,037,000 of share repurchases, and redemption of promissory notes of $466,000, offset by the proceeds from borrowing under the line of credit agreement of $48,000,000 and net contribution from noncontrolling interests of $864,000.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and available-for-sale fixed-maturity and equity securities.

As of June 30, 2025, we had $650,828,000 of available-for-sale fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new available-for-sale fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing available-for-sale fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new available-for-sale fixed-maturity investments but increases the market value of existing available-for-sale fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2025, we had unexpired capital commitments for limited partnerships investments of $2,985,000 as described above. We do not have any other arrangements giving rise to material obligations that are not reported in our consolidated balance sheets, as described in Item 303 of SEC Regulation S-K.

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

We believe our accounting policies and estimates specific to losses and loss adjustment expenses, reinsurance recoverable, income taxes, stock-based compensation expense, limited partnership investments, and acquired intangible assets involve our most significant judgments and estimates material to our consolidated financial statements.

Our accounting policies and estimates and their related risks that we consider to be critical are more fully described in our 2024 Annual Report. During the six months ended June 30, 2025, there were no other material changes with respect to any of our critical accounting policies and estimates.

Reserves for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expense (“Reserves”) is specific to property insurance, which is our insurance subsidiaries’ only line of business. The Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. As of each period end date, the balance of our Reserves is based on our best estimate of the ultimate cost of reported claims and the IBNR losses based primarily on our historical experience. Changes in the Reserves are charged or credited to operations as the Reserves are adjusted.

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. As of June 30, 2025, $616,225,000 of the total $696,892,000 of Reserves is attributable to our estimate of IBNR. The remaining $80,667,000 relates to known cases which have been reported but not yet fully settled and represents our best estimate of the cost to settle such claims. As of June 30, 2025, $72,941,000 of the $80,667,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $845,900,000 as of December 31, 2024 to $696,892,000 as of June 30, 2025. The $149,008,000 decrease is comprised of (i) reductions in our catastrophe Reserves of $174,210,000 primarily related to Hurricane Ian, Hurricane Helene, and Hurricane Milton; (ii) reductions in our non-catastrophe Reserves of $35,052,000 for 2024 and $27,343,000 for 2023 and prior loss years; and (iii) partially offset by $87,597,000 in reserves established for the 2025 loss year. The Reserves established for 2025 claims are primarily driven by IBNR as of June 30, 2025. The decrease of $236,605,000 related to our 2024 and prior loss-years reserves is due to settlement of such claims as well as a favorable change in estimated losses from Hurricane Milton.

Based on all information known to us, we consider our Reserves as of June 30, 2025 to be adequate to cover our claims for losses that have been incurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the Reserves. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 “Recent Accounting Pronouncements” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information about recent accounting pronouncements and adoptions.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio as of June 30, 2025 included available-for-sale fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by outside investment advisors and are overseen by the investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

Our investment portfolio is exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the value of our investment portfolio.

We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact our stockholders’ equity. In addition, we recognize any unrealized gains or losses related to our equity securities in our statement of income. As a result, our results of operations can be materially affected by the volatility in the equity market.

Interest Rate Risk

Our available-for-sale fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our available-for-sale fixed-maturity securities as of June 30, 2025 (dollar amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$556,984	$(35,226)	-6%
200 basis point increase	568,718	(23,492)	-4%
100 basis point increase	580,461	(11,749)	-2%
100 basis point decrease	603,966	11,756	2%
200 basis point decrease	615,730	23,520	4%
300 basis point decrease	627,501	35,291	6%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our available-for-sale fixed-maturity securities. We mitigate the risk by investing in available-for-sale fixed-maturity securities that are generally investment grade, by diversifying our investment portfolio to avoid concentrations in any single issuer or business sector, and by continually monitoring each individual security for declines in credit quality. While we emphasize credit quality in our investment selection process, significant downturns in the markets or general economy may impact the credit quality of our portfolio.

The following table presents the composition of our available-for-sale fixed-maturity securities, by rating, as of June 30, 2025 (dollar amounts in thousands):

	Cost or	% of Total		% of Total
Comparable Rating	Amortized	Amortized	Estimated	Estimated
	Cost	Cost	Fair Value	Fair Value
AAA	$19,788	3%	$19,786	3%
AA+, AA, AA-	448,486	76%	449,846	76%
A+, A, A-	20,568	4%	20,578	4%
BBB+, BBB, BBB-	101,824	17%	102,000	17%
Available-for-sale fixed-maturity securities	$590,666	100%	$592,210	100%

Equity Price Risk

Our equity investment portfolio as of June 30, 2025 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities as of June 30, 2025 (dollar amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$5,685	9%
Consumer	5,344	9%
Technology	3,431	6%
Communications	3,502	6%
Other (1)	2,232	4%
	20,194	34%
Mutual funds and exchange-traded funds by type:
Debt	29,773	51%
Equity	8,627	15%
Alternative	24	0%
	38,424	66%
Equity securities	$58,618	100%

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

As of June 30, 2025, we did not have any material exposure to foreign currency related risk.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Refer to Note 22 “Commitments and Contingencies” to the consolidated financial statements under the heading “Litigation and Other Legal Matters” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2024 Annual Report.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds from Registered Equity Securities

None.

(c)
Issuer Purchases of Equity Securities

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted stock awards issued under our stock-based compensation plan (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs
April 30, 2025	—	$—	—	$—
May 31, 2025	—	$—	—	$—
June 30, 2025	266	$150.57	—	$—
	266	$150.57	—

(d)
Working Capital Restrictions and Other Limitations on the Payment of Dividends

We are not subject to working capital restrictions or other limitations on the payment of dividends. However, our insurance subsidiaries are subject to restrictions on the dividends they may pay. Those restrictions could impact HCI’s ability to pay dividends in the future.

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

During the six months ended June 30, 2025, our insurance subsidiaries paid dividends of $14,000,000 to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6 – EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed / furnished or incorporated by reference as part of this report.

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

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

10.25*

First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.26*

Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.27*

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.28*

Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.29*

Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.30*

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.31*

First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.32*

Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.33*

Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.34*

Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.35*

Sixth Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.36*

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.37*

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.38*

Reinstatement Premium Protection Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.39*

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

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

10.46*

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.47*

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

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

10.59*

Facultative Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

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

10.107*

Reimbursement Contract effective June 1, 2025 between Condo Owners Reciprocal Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 8, 2025.

10.108*

Reimbursement Contract effective June 1, 2025 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 8, 2025.

10.109*

Reimbursement Contract effective June 1, 2025 between Tailrow Insurance Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 8, 2025.

10.110*

Reimbursement Contract effective June 1, 2025 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 8, 2025.

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

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

August 8, 2025	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

August 8, 2025	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)