Form 10-Q
period 2025-09-30
HCI Group, Inc.
filed 2025-11-07
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding as of November 3, 2025 was 12,960,037.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $559,378 and $719,536, respectively and allowance for credit losses: $0 and $0, respectively)	$562,094	$718,537
Equity securities, at fair value (cost: $59,821 and $52,030 respectively)	64,479	56,200
Limited partnership investments	18,936	20,802
Real estate investments	104,651	79,120
Other investments	5,000	—
Total investments	755,160	874,659
Cash and cash equivalents (a)	987,933	532,471
Restricted cash (a)	3,739	3,714
Accrued interest and dividends receivable	7,572	6,008
Income taxes receivable (a)	2,547	463
Deferred income tax assets, net (a)	619	72
Premiums receivable, net (allowance: $5,052 and $5,891, respectively) (a)	70,225	50,582
Prepaid reinsurance premiums (a)	65,593	92,060
Reinsurance recoverable, net of allowance for credit losses (a):
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	34,442	36,062
Unpaid losses and loss adjustment expenses (allowance: $130 and $186, respectively)	295,200	522,379
Deferred policy acquisition costs (a)	67,446	54,303
Property and equipment, net	29,400	29,544
Right-of-use assets – operating leases	1,005	1,182
Intangible assets, net	3,290	5,206
Funds withheld for assumed business	7,496	11,690
Other assets (a)	15,112	9,818
Total assets	$2,346,779	$2,230,213

(a)
See Note 14 for details of balances associated with consolidated variable interest entities.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(In thousands, except share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Liabilities, Redeemable Noncontrolling Interests and Equity
Losses and loss adjustment expenses (a)	$615,635	$845,900
Unearned premiums (a)	641,576	584,703
Advance premiums (a)	43,018	18,867
Reinsurance payable on paid losses and loss adjustment expenses	1,369	2,496
Ceded reinsurance premiums payable	3,760	18,313
Assumed premiums payable (a)	613	2,176
Accrued expenses (a)	46,811	17,677
Income taxes payable (a)	19,061	5,451
Deferred income tax liabilities, net (a)	6,576	2,830
Revolving credit facility	38,000	44,000
Long-term debt	32,078	185,254
Lease liabilities – operating leases	997	1,185
Other liabilities (a)	41,716	32,320
Total liabilities	1,491,210	1,761,172
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests (Note 19)	3,223	1,691
Equity:
Common stock (no par value, 40,000,000 shares authorized, 12,959,362 and 10,767,184 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	300,703	122,289
Retained earnings	519,037	331,793
Accumulated other comprehensive income (loss)	2,036	(749)
Total stockholders’ equity	821,776	453,333
Noncontrolling interests	30,570	14,017
Total equity	852,346	467,350
Total liabilities, redeemable noncontrolling interests and equity	$2,346,779	$2,230,213

(a)
See Note 14 for details of balances associated with consolidated variable interest entities.

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Gross premiums earned	$301,079	$265,518	$904,090	$785,723
Premiums ceded	(106,088)	(109,694)	(308,245)	(254,513)
Net premiums earned	194,991	155,824	595,845	531,210
Net investment income	17,529	13,714	47,725	44,662
Net realized investment gains	618	2,846	1,940	3,058
Net unrealized investment gains	1,214	657	488	3,825
Policy fee income	1,569	1,229	5,265	3,337
Other	429	1,047	3,440	2,084
Total revenue	216,350	175,317	654,703	588,176
Expenses
Losses and loss adjustment expenses	66,153	105,736	189,901	263,982
Policy acquisition and other underwriting expenses	31,652	26,104	89,490	71,695
General and administrative personnel expenses	20,806	19,175	61,274	52,920
Interest expense	1,019	3,421	8,147	10,022
Other operating expenses	6,121	6,801	20,561	22,021
Total expenses	125,751	161,237	369,373	420,640
Income before income taxes	90,599	14,080	285,330	167,536
Income tax expense	22,711	4,688	72,933	44,089
Net income	67,888	9,392	212,397	123,447
Net income attributable to redeemable noncontrolling interests (Note 19)	—	—	—	(10,149)
Net income attributable to noncontrolling interests	(2,381)	(3,710)	(11,046)	(5,929)
Net income after noncontrolling interests	$65,507	$5,682	$201,351	$107,369
Basic earnings per share	$5.05	$0.54	$16.96	$10.42
Diluted earnings per share	$4.90	$0.52	$15.47	$8.59

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$67,888	$9,392	$212,397	$123,447
Other comprehensive income:
Change in net unrealized gains on investments:
Net unrealized gains arising during the period	1,205	8,042	3,782	8,799
Reclassification adjustment for net realized gains	(33)	(1,830)	(67)	(1,788)
Net change in unrealized gains	1,172	6,212	3,715	7,011
Deferred income taxes on above change	(294)	(1,556)	(930)	(1,756)
Other comprehensive income, net of income taxes	878	4,656	2,785	5,255
Comprehensive income	68,766	14,048	215,182	128,702
Comprehensive income attributable to noncontrolling interests	(2,381)	(3,867)	(11,046)	(6,101)
Comprehensive income after noncontrolling interests	$66,385	$10,181	$204,136	$122,601

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended September 30, 2025

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Equity	Interests	Equity
Balance as of June 30, 2025	12,956,884	$—	$298,706	$458,713	$1,158	$758,577	$26,107	$784,684
Net income	—	—	—	65,507	—	65,507	2,381	67,888
Other comprehensive income, net of income taxes	—	—	—	—	878	878	—	878
Issuance of restricted stock	3,750	—	—	—	—	—	—	—
Forfeiture of restricted stock	(1,040)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(232)	—	(37)	—	—	(37)	—	(37)
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	727	727
Common stock dividends ($0.40 per share)	—	—	—	(5,183)	—	(5,183)	—	(5,183)
Stock-based compensation	—	—	1,968	—	—	1,968	—	1,968
Subscriber surplus contribution	—	—	—	—	—	—	1,355	1,355
Other	—	—	66	—	—	66	—	66
Balance as of September 30, 2025	12,959,362	$—	$300,703	$519,037	$2,036	$821,776	$30,570	$852,346

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Three Months Ended September 30, 2024

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests	Equity
Balance as of June 30, 2024	10,472,741	$—	$117,968	$331,960	$(2,579)	$447,349	$5,894	$453,243
Net income	—	—	—	5,682	—	5,682	3,710	9,392
Other comprehensive income, net of income taxes	—	—	—	—	4,499	4,499	157	4,656
Issuance of restricted stock	6,400	—	—	—	—	—	—	—
Forfeiture of restricted stock	(65)	—	—	—	—	—	—	—
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	1,083	1,083
Common stock dividends ($0.40 per share)	—	—	—	(4,189)	—	(4,189)	—	(4,189)
Stock-based compensation	—	—	2,003	—	—	2,003	—	2,003
Subscriber surplus contribution	—	—	—	—	—	—	481	481
Balance as of September 30, 2024	10,479,076	$—	$119,971	$333,453	$1,920	$455,344	$11,325	$466,669

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Nine Months Ended September 30, 2025

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests	Equity
Balance as of December 31, 2024	10,767,184	$—	$122,289	$331,793	$(749)	$453,333	$14,017	$467,350
Net income	—	—	—	201,351	—	201,351	11,046	212,397
Other comprehensive income, net of income taxes	—	—	—	—	2,785	2,785	—	2,785
Issuance of restricted stock	13,770	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,890)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(5,765)	—	(716)	—	—	(716)	—	(716)
Conversion of senior notes to common stock	2,187,063	—	172,832	—	—	172,832	—	172,832
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	2,130	2,130
Common stock dividends ($1.20 per share)	—	—	—	(14,107)	—	(14,107)	—	(14,107)
Stock-based compensation	—	—	6,232	—	—	6,232	—	6,232
Subscriber surplus contribution	—	—	—	—	—	—	3,377	3,377
Other	—	—	66	—	—	66	—	66
Balance as of September 30, 2025	12,959,362	$—	$300,703	$519,037	$2,036	$821,776	$30,570	$852,346

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Nine Months Ended September 30, 2024

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests	Equity
Balance as of December 31, 2023	9,738,183	$—	$89,568	$238,438	$(3,163)	$324,843	$2,322	$327,165
Net income	—	—	—	116,843	—	116,843	6,604	123,447
Net income attributable to redeemable noncontrolling interests	—	—	—	(9,474)	—	(9,474)	(675)	(10,149)
Total other comprehensive income, net of income taxes	—	—	—	—	5,083	5,083	172	5,255
Cashless exercise of common stock warrants	155,049	—	—	—	—	—	—	—
Issuance of restricted stock	210,900	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,765)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(10,378)	—	(1,036)	—	—	(1,036)	—	(1,036)
Conversion of senior notes to common stock	389,087	—	23,449	—	—	23,449	—	23,449
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	2,348	2,348
Common stock dividends ($1.20 per share)	—	—	—	(12,354)	—	(12,354)	—	(12,354)
Stock-based compensation	—	—	4,604	—	—	4,604	—	4,604
Deemed dividend on warrant modification	—	—	3,386	—	—	3,386	—	3,386
Subscriber surplus contribution	—	—	—	—	—	—	554	554
Balance as of September 30, 2024	10,479,076	$—	$119,971	$333,453	$1,920	$455,344	$11,325	$466,669

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income after noncontrolling interests	$201,351	$107,369
Net income attributable to noncontrolling interests	11,046	16,078
Net income	212,397	123,447
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8,362	7,432
Net accretion of discount on investments in available-for-sale fixed-maturity securities	(1,920)	(1,736)
Depreciation and amortization	8,878	2,114
Deferred income tax expense	2,269	4,175
Net realized investment gains	(1,940)	(3,055)
Net unrealized investment gains	(488)	(3,825)
Credit loss expense - reinsurance recoverable	(56)	(72)
Net loss (income) from limited partnership investments	709	(164)
Distributions received from limited partnership investments	1	694
Debt conversion expense	1,125	—
Gains on sales of real estate investments	(440)	—
Foreign currency remeasurement loss	143	67
Other non-cash items	209	294
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(1,564)	(2,875)
Income taxes	11,526	(12,621)
Premiums receivable, net	(19,643)	(21,146)
Assumed premiums receivable	—	19,954
Prepaid reinsurance premiums	26,467	(18,860)
Reinsurance recoverable	228,855	49,795
Deferred policy acquisition costs	(13,143)	(13,491)
Funds withheld for assumed business	4,194	15,560
Other assets	(5,372)	(7,837)
Losses and loss adjustment expenses	(230,265)	27,281
Unearned premiums	56,873	46,543
Advance premiums	24,151	21,872
Reinsurance payable on paid losses and loss adjustment expenses	(1,127)	(3,145)
Ceded reinsurance premiums payable	(14,553)	(1,753)
Assumed reinsurance balances payable	(1,563)	(535)
Accrued expenses and other liabilities	39,594	29,016
Net cash provided by operating activities	333,679	257,129

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from investing activities:
Investments in limited partnerships	(391)	(1,204)
Distributions received from limited partnership investments	1,547	2,760
Purchase of property and equipment	(3,048)	(2,991)
Purchase of real estate investments	(28,528)	(14,181)
Purchase of available-for-sale fixed-maturity securities	(284,013)	(702,922)
Purchase of equity securities	(33,654)	(25,853)
Purchase of other investments	(5,000)	—
Proceeds from sales of property and equipment	—	10
Proceeds from sales of real estate investments	2,013	—
Proceeds from sales of available-for-sale fixed maturity securities	6,139	109,342
Proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities	440,019	410,207
Proceeds from sales of equity securities	27,736	19,770
Net cash provided by (used in) investing activities	122,820	(205,062)
Cash flows from financing activities:
Cash dividends paid	(14,107)	(12,354)
Cash dividends paid to redeemable noncontrolling interests	—	(2,923)
Net (repayment) borrowing under revolving credit facility	(6,000)	46,000
Proceeds from issuance of long-term debt	17,000	—
Net surplus contribution from subscribers	4,909	2,045
Repayment of long-term debt	(430)	(387)
Redemption of long-term debt	—	(466)
Debt conversion costs paid	(1,125)	—
Repurchases of common stock	(724)	(1,037)
Redemption of redeemable noncontrolling interests	—	(100,000)
Purchase of noncontrolling interests	—	(480)
Debt issuance costs	(375)	(99)
Net cash used in financing activities	(852)	(69,701)
Effect of exchange rate changes on cash	(160)	(35)
Net increase (decrease) in cash and cash equivalents and restricted cash	455,487	(17,669)
Cash and cash equivalents and restricted cash at beginning of period	536,185	539,765
Cash and cash equivalents and restricted cash at end of period	$991,672	$522,096

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$61,690	$54,064
Cash paid for interest	$4,634	$6,770
Non-cash investing and financing activities:
Unrealized gains on investments in available-for-sale fixed-maturity securities, net of income taxes	$2,785	$5,255
Conversion of 4.25% Convertible Senior Notes	$—	$23,450
Conversion of 4.75% Convertible Senior Notes	$172,500	$—

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

The Company also provides attorney-in-fact (“AIF”) services for reciprocal insurance exchanges owned by their policyholders. The Company's subsidiaries, Core Risk Managers, LLC (“CRM”) and Tailrow Risk Managers, LLC (“TRM”), serve as the AIF for Condo Owners Reciprocal Exchange (“CORE”) and Tailrow Insurance Exchange (“Tailrow”), respectively. Although the Company does not have any equity interest CORE and Tailrow, the Company is required to consolidate them as their primary beneficiary. Refer to Note 14 “Variable Interest Entities” for additional information. In addition, Greenleaf Capital, LLC, the Company’s real estate subsidiary, is primarily engaged in the business of owning, developing, and leasing real estate and operating marina facilities.

Assumed Business

Citizens Assumption

From time to time, the Company and its consolidated variable interest entities (“VIEs”) may participate in a “take-out program” through which the Company and its VIEs assume insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer.

The Company did not assume any policies from Citizens during the three months ended September 30, 2025. During the nine months ended September 30, 2025, approximately 13,900 policies were assumed, representing approximately $35,800 in annualized gross written premiums. There were no policies assumed for the three months ended September 30, 2024. For the nine months ended September 30, 2024, approximately 10,100 policies were assumed, representing approximately $120,100 in annualized gross written premiums.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2025 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2025. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Form 10-K, which was filed with the SEC on February 28, 2025.

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

Material estimates that are particularly susceptible to significant change in the near term are related to the Company’s losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to reinsurance recoverable, income taxes, stock-based compensation expense, and limited partnership investments involve significant judgments and estimates material to the Company’s consolidated financial statements.

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

Note 3 -- Recent Accounting Pronouncements

Adopted

Accounting Standards Update No. 2023-09. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state, and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. This update has been adopted on a prospective basis for the fiscal year beginning on January 1, 2025 and will result in enhanced income tax disclosures beginning with the Company’s consolidated financial statements for the year ending December 31, 2025.

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

Accounting Standards Update No. 2025-05. In July 2025, the FASB issued Accounting Standards Update No. 2025-05 (“ASU 2025-05”) Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update simplifies the estimation of current expected credit losses on current accounts receivable and current contract assets related to revenue from contracts with customers by allowing all entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for all entities for fiscal years and interim periods beginning after December 15, 2025. Early adoption is permitted. The Company is evaluating its impact.

Accounting Standards Update No. 2025-06. In September 2025, the FASB issued Accounting Standards Update No. 2025-06 (“ASU 2025-06”) Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update enhances guidance on the capitalization of software development costs by eliminating project phase based criteria and clarifying the conditions signifying significant development uncertainty used by entities to evaluate when the probable-to-complete recognition threshold is met. ASU 2025-06 is effective for all entities for fiscal years and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating its impact.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 4 -- Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$987,933	$532,471
Restricted cash	3,739	3,714
Cash and cash equivalents and restricted cash	$991,672	$536,185

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

Note 5 -- Investments

Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. As of September 30, 2025 and December 31, 2024, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale fixed-maturity securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gains	Losses	Value
As of September 30, 2025
U.S. Treasury and U.S. government agencies	$292,580	$—	$1,990	$(186)	$294,384
Corporate bonds	252,518	—	1,279	(247)	253,550
Commercial mortgage-backed securities	14,280	—	—	(120)	14,160
Available-for-sale fixed-maturity securities	$559,378	$—	$3,269	$(553)	$562,094

As of December 31, 2024
U.S. Treasury and U.S. government agencies	$688,123	$—	$2,019	$(2,726)	$687,416
Corporate bonds	31,413	—	79	(371)	31,121
Available-for-sale fixed-maturity securities	$719,536	$—	$2,098	$(3,097)	$718,537

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of available-for-sale

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

fixed-maturity securities as of September 30, 2025 and December 31, 2024 were as follows, with securities not due at a single maturity date shown separately:

	September 30, 2025		December 31, 2024
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$182,595	$182,767	$520,005	$521,301
Due after one year through five years	249,204	250,399	98,831	98,808
Due after five years through ten years	112,798	114,301	100,206	97,932
Due after ten years	501	467	494	496
Commercial mortgage-backed securities	14,280	14,160	—	—
Available-for-sale fixed-maturity securities	$559,378	$562,094	$719,536	$718,537

Securities on Deposit

The fair value of available-for-sale fixed-maturity securities on deposit with various regulatory authorities as of September 30, 2025 and December 31, 2024 was $1,806 and $1,794, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, for the three and nine months ended September 30, 2025 and 2024 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2025	$2,780	$34	$(1)
Three months ended September 30, 2024	$101,696	$1,830	$—
Nine months ended September 30, 2025	$6,139	$72	$(5)
Nine months ended September 30, 2024	$109,342	$1,843	$(55)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Available-for-sale fixed-maturity securities with gross unrealized loss positions as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in a continuous loss position, were as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2025	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$—	$497	$(186)	$2,898	$(186)	$3,395
Corporate bonds	(116)	52,442	(131)	4,252	(247)	56,694
Commercial mortgage-backed securities	(120)	13,410	—	—	(120)	13,410
Total	$(236)	$66,349	$(317)	$7,150	$(553)	$73,499

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2024	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$(2,063)	$97,771	$(663)	$104,872	$(2,726)	$202,643
Corporate bonds	(53)	6,296	(318)	15,255	(371)	21,551
Total	$(2,116)	$104,067	$(981)	$120,127	$(3,097)	$224,194

As of September 30, 2025 and December 31, 2024, there were 42 and 56 available-for-sale fixed-maturity securities, respectively, in an unrealized loss position.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three and nine months ended September 30, 2025 and 2024.

Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. As of September 30, 2025 and December 31, 2024, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
September 30, 2025	$59,821	$6,590	$(1,932)	$64,479
December 31, 2024	$52,030	$6,427	$(2,257)	$56,200

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net gains recognized	$1,799	$1,670	$2,361	$5,092
Exclude: Net realized gains recognized for securities sold	585	1,013	1,873	1,267
Net unrealized investment gains	$1,214	$657	$488	$3,825

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and nine months ended September 30, 2025 and 2024 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended September 30, 2025	$6,115	$614	$(29)
Three months ended September 30, 2024	$13,217	$1,217	$(204)
Nine months ended September 30, 2025	$27,736	$2,453	$(580)
Nine months ended September 30, 2024	$19,770	$1,779	$(512)

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

	September 30, 2025			December 31, 2024
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$1,970	$—	15.37	$2,400	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	553	—	1.20	1,082	—	1.13
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	2,683	—	0.17	3,407	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,970	—	0.52	2,053	—	0.52
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	6,194	2,175	1.32	6,781	2,445	1.31
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	5,566	810	0.54	5,079	810	0.55
Limited partnership investments	$18,936	$2,985		$20,802	$3,255

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating results:
Total income*	$140,089	$117,157	$104,789	$136,396
Total expenses	(15,317)	(16,679)	(46,168)	(59,955)
Net income	$124,772	$100,478	$58,621	$76,441

*Includes net change in unrealized gains or losses on investments.

	September 30,	December 31,
	2025	2024
Balance sheet:
Total assets	$4,108,242	$4,118,765
Total liabilities	$211,858	$157,420

For the three and nine months ended September 30, 2025, the Company recognized net investment loss of $51 and $709, respectively. During the three and nine months ended September 30, 2025, the Company received total cash distributions of $904 and $1,548, respectively, including returns on investment of $1 and $1, respectively.

For the three and nine months ended September 30, 2024, the Company recognized net investment income of $79 and $164, respectively. During the three and nine months ended September 30, 2024, the Company received total cash distributions of $536 and $3,454, respectively, including returns on investment of $68 and $694, respectively.

As of September 30, 2025 and December 31, 2024, the Company’s net cumulative contributed capital to the partnerships at each respective balance sheet date totaled $22,190 and $20,987, respectively, and the Company’s maximum exposure to loss aggregated $18,936 and $20,801, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Real Estate Investments

Real estate investments consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Land	$50,090	$42,272
Land improvements	13,419	4,843
Buildings and building improvements	45,783	18,772
Tenant and leasehold improvements	2,265	2,265
Construction in progress - Haines City*	—	17,373
Other	1,983	1,106
Total, at cost	113,540	86,631
Less: accumulated depreciation and amortization	(8,889)	(7,511)
Real estate investments	$104,651	$79,120

*Placed in service in September 2025.

Depreciation and amortization expense related to real estate investments was $566 and $280 for the three months ended September 30, 2025 and 2024, respectively, and $1,378 and $828 for the nine months ended September 30, 2025 and 2024, respectively.

There were no sales of real estate investments for the three months ended September 30, 2025. For the nine months ended September 30, 2025, proceeds from the sales of real estate investments were $2,013 and resulted in gains of $440.

On September 17, 2025, the Company closed on its agreement to purchase a 540,144 square-foot commercial property located in St. Petersburg, Florida for a price of $19,000. The transaction was funded using available cash on hand.

Net Investment Income

Net investment income, by source, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Available-for-sale fixed-maturity securities	$7,139	$7,804	$21,494	$18,652
Equity securities	675	600	1,822	1,552
Investment expense	(164)	(146)	(503)	(366)
Limited partnership investments	(51)	79	(709)	164
Real estate investments	547	17	1,320	5,293
Cash and cash equivalents	9,362	5,360	24,280	19,367
Other	21	—	21	—
Net investment income	$17,529	$13,714	$47,725	$44,662

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

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains	$1,205	$302	$903	$8,042	$2,014	$6,028
Reclassification adjustment for net realized gains	(33)	(8)	(25)	(1,830)	(458)	(1,372)
Other comprehensive income	$1,172	$294	$878	$6,212	$1,556	$4,656

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Before	Income	Net of	Before	Income	Net of
	Tax	Tax Effect	Tax	Tax	Tax Effect	Tax
Net unrealized gains	$3,782	$947	$2,835	$8,799	$2,204	$6,595
Reclassification adjustment for net realized gains	(67)	(17)	(50)	(1,788)	(448)	(1,340)
Other comprehensive income	$3,715	$930	$2,785	$7,011	$1,756	$5,255

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

The estimated fair values for securities are determined by management, utilizing prices obtained from an independent pricing service and information provided by brokers, which are level 1 or level 2 inputs depending on the asset class. Management reviews the assumptions and methods utilized by the pricing service and then compares the relevant data and pricing to broker-provided data. The Company gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies, and compliance with accounting standards for fair value determination through ongoing monitoring of the reported fair values.

Revolving Credit Facility

From time to time, the Company has an amount outstanding under a revolving credit facility. The interest rate is variable and is periodically adjusted based on the Secured Overnight Financing Rate (“SOFR”) plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio. As a result, carrying value, when outstanding, approximates fair value.

Long-Term Debt

The following table summarizes the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
4.75% Convertible Senior Notes	*	Quoted price
4.55% Promissory Note	2036	Discounted cash flow method/Level 3 inputs
5.50% Promissory Note	2033	Discounted cash flow method/Level 3 inputs
5.65% Promissory Note	2035	Discounted cash flow method/Level 3 inputs

*	Converted during the nine months ended September 30, 2025. Refer to Note 11 “Long-Term Debt” for additional information.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2025
Cash and cash equivalents	$987,933	$—	$—	$987,933
Restricted cash	$3,739	$—	$—	$3,739
Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$294,384	$—	$—	$294,384
Corporate bonds	—	253,550	—	253,550
Commercial mortgage-backed securities	—	14,160	—	14,160
Available-for-sale fixed-maturity securities	$294,384	$267,710	$—	$562,094
Equity securities	$63,114	$1,365	$—	$64,479

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2024
Cash and cash equivalents	$532,471	$—	$—	$532,471
Restricted cash	$3,714	$—	$—	$3,714
Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$686,929	$487	$—	$687,416
Corporate bonds	21,854	9,267	—	31,121
Available-for-sale fixed-maturity securities	$708,783	$9,754	$—	$718,537
Equity securities	$56,200	$—	$—	$56,200

Liabilities Carried at Other Than Fair Value

The following tables present fair value information for financial liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of September 30, 2025 and December 31, 2024:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2025
Revolving credit facility	$38,000	$—	$38,000	$—	$38,000
Long-term debt:
5.50% Promissory Note	$11,320	$—	$—	$12,169	$12,169
4.55% Promissory Note	4,153	—	—	4,075	4,075
5.65% Promissory Note	16,605	—	—	17,880	17,880
Long-term debt	$32,078	$—	$—	$34,124	$34,124

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2024
Revolving credit facility	$44,000	$—	$44,000	$—	$44,000
Long-term debt:
4.75% Convertible Senior Notes	$169,397	$—	$266,989	$—	$266,989
5.50% Promissory Note	11,491	—	—	11,307	11,307
4.55% Promissory Note	4,366	—	—	4,043	4,043
Long-term debt	$185,254	$—	$266,989	$15,350	$282,339

Note 8 -- Intangible Assets, Net

The Company’s intangible assets, net consist of the following:

	September 30,	December 31,
	2025	2024
In-place leases	$2,221	$2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (a)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(9,345)	(7,429)
Intangible assets, net	$3,290	$5,206

(a)
Fully amortized.

The remaining weighted-average amortization periods for the intangible assets as of September 30, 2025 are summarized in the table below:

In-place leases	17.5 years
Policy renewal rights - United	0.7 years

As of September 30, 2025 and December 31, 2024, contingent liabilities related to renewal rights intangible assets were $371 and are included in other liabilities on the consolidated balance sheets.

Note 9 -- Other Assets

The following table summarizes the Company’s other assets:

	September 30,	December 31,
	2025	2024
Prepaid premium taxes	$3,449	$1,045
Other prepaid expenses	5,584	4,623
Deposits	1,168	583
Lease acquisition costs, net	4,737	822
Other	174	2,745
Other assets	$15,112	$9,818

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 10 -- Revolving Credit Facility

As of September 30, 2025, the Company had $38,000 outstanding under a revolving credit facility. For the three months ended September 30, 2025 and 2024, interest expense was $619 and $859, respectively, including $14 and $15 of amortization of issuance costs, respectively. For the nine months ended September 30, 2025 and 2024, interest expense was $1,932 and $2,489, respectively, including $44 and $44 of amortization of issuance costs, respectively. As of September 30, 2025, the Company was in compliance with all required covenants and had additional available borrowing capacity of $37,000.

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30,	December 31,
	2025	2024
4.75% Convertible Senior Notes (a)	$—	$172,500
4.55% Promissory Note, due through August 1, 2036	4,200	4,419
5.50% Promissory Note, due through July 1, 2033	11,485	11,670
5.65% Promissory Note, due through August 1, 2035	16,974	—
Total principal amount	32,659	188,589
Less: unamortized issuance costs	(581)	(3,335)
Long-term debt	$32,078	$185,254

(a)
Converted during the nine months ended September 30, 2025.

The following table summarizes future maturities of long-term debt as of September 30, 2025:

Due in 12 months following September 30,	Amount
2025	$883
2026	931
2027	980
2028	1,033
2029	1,089
Thereafter	27,743
Total	$32,659

Information with respect to interest expense related to long-term debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest Expense:
Contractual interest	$387	$2,261	$3,866	$6,644
Non-cash expense (b)	13	301	2,349	889
Total	$400	$2,562	$6,215	$7,533

(b)
Includes amortization of debt issuance costs.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

5.65% Promissory Note

On July 24, 2025, the Company entered into a $17,000 loan agreement which bears interest at 5.65% with a maturity date of August 1, 2035. The loan is secured by commercial real estate in Haines City, Florida. Approximately $106 of principal and interest is payable in 119 monthly installments. The promissory note may be repaid in full as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Premiums Written:
Direct	$315,428	$270,979	$941,220	$767,163
Assumed	(257)	(600)	19,742	65,104
Gross written	315,171	270,379	960,962	832,267
Ceded	(106,088)	(109,694)	(308,245)	(254,513)
Net premiums written	$209,083	$160,685	$652,717	$577,754
Premiums Earned:
Direct	$289,287	$229,876	$808,921	$621,342
Assumed	11,792	35,642	95,169	164,381
Gross earned	301,079	265,518	904,090	785,723
Ceded	(106,088)	(109,694)	(308,245)	(254,513)
Net premiums earned	$194,991	$155,824	$595,845	$531,210

As of September 30, 2025 and December 31, 2024, total net amounts recoverable and receivable from reinsurers were $329,642 and $558,441, respectively. During the three and nine months ended September 30, 2025, the Company derecognized ceded losses of $51,500 and $112,706, respectively, primarily attributable to a favorable change in estimated losses from Hurricane Milton. This resulted in a significant decrease in reinsurance recoverable for unpaid losses and loss adjustment expenses.

During the three and nine months ended September 30, 2024, the Company recognized ceded losses of $21,981 and $24,653, respectively, as reductions in losses and loss adjustment expenses.

As of September 30, 2025 and December 31, 2024, there were 48 and 44 reinsurers participating in the Company’s reinsurance program, respectively. Approximately 55.7% of the reinsurance recoverable balance as of September 30, 2025 was receivable from three reinsurers. Based on all available information considered in the rating-based method, allowances for credit losses related to the reinsurance recoverable balance were $130 and $186 as of September 30, 2025 and December 31, 2024, respectively. The Company recognized decreases in credit loss expense of $7 and $56 for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Company recognized decreases in credit loss expense of $20 and $72, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Prior to June 1, 2025, the Company had one multi-year reinsurance contract containing retrospective provisions, which adjusted premiums in the event of minimal or no losses. Due to the losses from Hurricane Helene and Hurricane Milton during the third and fourth quarters of 2024, these retrospective provisions were fully exhausted and as such, no benefits were accrued during the three and nine months ended September 30, 2025. For the three months ended September 30, 2024, the Company derecognized reductions in premiums ceded of $7,707 related to these adjustments in the consolidated statement of income. For the nine months ended September 30, 2024, the Company recognized reductions in premiums ceded of $6,279.

There were no benefits accrued under the multi-year reinsurance contract with retrospective provisions as of September 30, 2025 and December 31, 2024.

Reinsurance provided to other insurance companies

United

The Company formerly provided quota share reinsurance to United Property & Casualty Insurance Company (“United”) on its policies in the northeast and southeast regions of the United States. United was placed into receivership by the State of Florida due to its financial insolvency and, as a result, the Company ceased providing quota share reinsurance on United policies. As of September 30, 2025, the Company had a net balance of $1,974 due to United related to the northeast region, consisting of assumed losses payable of $1,039 and ceding commission payable of $935. See Note 24 “Subsequent Events” for additional information. As of December 31, 2024, the Company had a net balance of $831 due to United related to the northeast region, representing ceding commission payable.

As of September 30, 2025, the Company had a net balance of $1,768 due to United related to the southeast region, consisting of premiums payable of $1,712 and assumed losses payable of $330, offset by ceding commission receivable of $274. As of December 31, 2024, the Company had a net balance of $1,438 due to United related to the southeast region, consisting of premiums payable of $1,712, offset by ceding commission receivable of $274.

As of September 30, 2025, the Company had a net amount due to United of $3,742 and funds withheld for assumed business in trust accounts totaling $7,496 for the benefit of policies assumed from United. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

As of September 30, 2025 and December 31, 2024, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $7,496 and $11,690, respectively.

Citizens Assumption

For the three months ended September 30, 2025, $257 of assumed premiums written related to Citizens policies were derecognized due to policy cancellations, whereas for the nine months ended September 30, 2025, assumed premiums related to Citizens policies were $19,742. For the three months ended September 30, 2024, $600 of assumed premiums related to Citizens policies were derecognized due to policy cancellations, whereas for the nine months ended September 30, 2024, assumed premiums related to Citizens policies were $65,104.

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

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net balance, beginning of period*	$321,557	$291,785	$323,335	$254,351
Incurred, net of reinsurance, related to:
Current period	67,486	110,510	191,234	263,938
Prior periods	(1,333)	(4,774)	(1,333)	44
Total incurred, net of reinsurance	66,153	105,736	189,901	263,982
Paid, net of reinsurance, related to:
Current period	(42,674)	(36,942)	(78,826)	(86,502)
Prior periods	(24,731)	(21,324)	(114,105)	(92,576)
Total paid, net of reinsurance	(67,405)	(58,266)	(192,931)	(179,078)
Net balance, end of period	320,305	339,255	320,305	339,255
Add: reinsurance recoverable before allowance for credit losses	295,330	273,099	295,330	273,099
Gross balance, end of period	$615,635	$612,354	$615,635	$612,354

* Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such estimates are adjusted. Losses and LAE for the three and nine months ended September 30, 2025 did not have any losses from catastrophic events while losses and LAE for the three and nine months ended September 30, 2024 included net losses of $40,000 due to Hurricane Helene and $6,500 due to Hurricane Debby. In addition, the Company has experienced an improvement in claim and litigation frequency during 2025 as compared to 2024.

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

The following table summarizes the assets and liabilities related to the Company’s variable interests in consolidated VIEs which are included in the accompanying consolidated balance sheets:

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$114,090	$74,886
Restricted cash	629	611
Income taxes receivable	2,547	463
Deferred income tax assets, net	619	72
Premiums receivable, net (allowance: $865 and $1,085, respectively)	5,141	4,230
Prepaid reinsurance premium	2,274	13,886
Reinsurance recoverable, net of allowance for credit losses:
Unpaid losses and loss adjustment expenses (allowance: $1 and $4, respectively)	2,399	3,596
Deferred policy acquisition costs	4,675	2,709
Other assets	585	891
Total assets	$132,959	$101,344
Liabilities
Losses and loss adjustment expenses	$21,838	$17,415
Unearned premiums	40,662	30,204
Advance premiums	1,819	—
Assumed premiums payable	247	656
Accrued expenses	1,231	915
Income taxes payable	—	19
Deferred income tax liabilities, net	—	261
Other liabilities	2,365	1,131
Total liabilities	$68,162	$50,601

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

For the three months ended September 30, 2025 and 2024, revenue from the Insurance Operations segment before intracompany elimination represented 77.1% and 82.7%, respectively, and revenue from the Exzeo Group segment represented 17.0% and 11.0%, respectively, of total revenue of all operating segments. For the nine months ended September 30, 2025 and 2024, revenue from the Insurance Operations segment before intracompany elimination represented 77.3% and 84.5%, respectively, and revenue from the Exzeo Group segment represented 16.6% and 10.8%, respectively, of total revenue of all operating segments. As of September 30, 2025 and December 31, 2024, Insurance Operations’ total assets represented 78.6% and 83.6%, respectively, and Exzeo Group’s total assets represented 7.0% and 3.7%, respectively, of the combined assets of all operating segments.

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

For Three Months Ended September 30, 2025	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$282,950	$—	$19,562	$—	$—	$(1,433)	$301,079
Premiums ceded	(98,819)	—	(8,702)	—	—	1,433	(106,088)
Net premiums earned	184,131	—	10,860	—	—	—	194,991
Net income from investment portfolio	15,528	1,101	1,002	—	2,317	(587)	19,361
Policy fee income	2,693	—	—	—	36	(1,160)	1,569
Other	3,510	55,167	8	4,157	3,108	(65,521)	429
Total revenue	205,862	56,268	11,870	4,157	5,461	(67,268)	216,350
Expenses
Losses and loss adjustment expenses	84,535	—	6,008	—	—	(24,390)	66,153
Amortization of deferred policy acquisition costs	28,569	—	1,171	—	—	—	29,740
Other policy acquisition expenses	16,755	10,071	2,786	—	1,664	(29,364)	1,912
Stock-based compensation expense	307	730	—	—	1,658	—	2,695
Interest expense	—	—	1,134	400	619	(1,134)	1,019
Depreciation and amortization	611	758	—	733	189	(596)	1,695
Personnel and other operating expenses	10,547	16,354	236	2,460	4,639	(11,699)	22,537
Total expenses	141,324	27,913	11,335	3,593	8,769	(67,183)	125,751
Income (loss) before income taxes (d)	$64,538	$28,355	$535	$564	$(3,308)	$(85)	$90,599
Total revenue from non-affiliates (e)	$201,340	$1,101	$13,303	$3,292	$1,536
Gross premiums written	$292,826	$—	$22,345

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations includes $1,433 earned from reciprocal exchange operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended September 30, 2024	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$249,314	$—	$17,430	$—	$—	$(1,226)	$265,518
Premiums ceded	(104,264)	—	(6,656)	—	—	1,226	(109,694)
Net premiums earned	145,050	—	10,774	—	—	—	155,824
Net income from investment portfolio	13,438	197	319	—	3,826	(563)	17,217
Policy fee income	682	—	—	—	—	547	1,229
Other	3,637	28,593	—	2,680	2,715	(36,578)	1,047
Total revenue	162,807	28,790	11,093	2,680	6,541	(36,594)	175,317
Expenses
Losses and loss adjustment expenses	104,683	—	4,200	—	—	(3,147)	105,736
Amortization of deferred policy acquisition costs	22,528	—	1,570	—	—	—	24,098
Other policy acquisition expenses	14,047	9,090	1,347	—	—	(22,478)	2,006
Stock-based compensation expense	266	1,471	—	—	1,737	—	3,474
Interest expense	—	15	566	219	3,202	(581)	3,421
Depreciation and amortization	612	655	—	419	160	(287)	1,559
Personnel and other operating expenses	12,905	11,733	69	1,945	3,798	(9,507)	20,943
Total expenses	155,041	22,964	7,752	2,583	8,897	(36,000)	161,237
Income (loss) before income taxes (d)	$7,766	$5,826	$3,341	$97	$(2,356)	$(594)	$14,080
Total revenue from non-affiliates (e)	$158,489	$(336)	$12,319	$1,815	$3,579
Gross premiums written	$258,925	$—	$11,454

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

For Nine Months Ended September 30, 2025	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$847,354	$—	$60,648	$—	$—	$(3,912)	$904,090
Premiums ceded	(287,263)	—	(24,894)	—	—	3,912	(308,245)
Net premiums earned	560,091	—	35,754	—	—	—	595,845
Net income from investment portfolio	40,970	2,262	2,756	—	6,211	(2,046)	50,153
Policy fee income	5,224	—	—	—	41	—	5,265
Other	9,858	163,665	3	10,490	9,311	(189,887)	3,440
Total revenue	616,143	165,927	38,513	10,490	15,563	(191,933)	654,703
Expenses
Losses and loss adjustment expenses	237,715	—	13,622	—	—	(61,436)	189,901
Amortization of deferred policy acquisition costs	80,840	—	3,653	—	—	—	84,493
Other policy acquisition expenses	50,356	32,812	8,143	—	5,131	(91,445)	4,997
Stock-based compensation expense	1,105	2,159	—	—	5,098	—	8,362
Interest expense	—	—	3,366	831	7,316	(3,366)	8,147
Depreciation and amortization	1,833	2,197	—	1,883	574	(1,475)	5,012
Personnel and other operating expenses	33,862	47,320	1,299	6,257	14,237	(34,514)	68,461
Total expenses	405,711	84,488	30,083	8,971	32,356	(192,236)	369,373
Income (loss) before income taxes (d)	$210,432	$81,439	$8,430	$1,519	$(16,793)	$303	$285,330
Total revenue from non-affiliates (e)	$604,060	$4,012	$42,425	$7,896	$3,701
Gross premiums written	$889,857	$—	$71,105

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations include $3,912 earned from the reciprocal exchange operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

For Nine Months Ended September 30, 2024	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$754,755	$—	$33,859	$—	$—	$(2,891)	$785,723
Premiums ceded	(242,261)	—	(15,143)	—	—	2,891	(254,513)
Net premiums earned	512,494	—	18,716	—	—	—	531,210
Net income from investment portfolio	38,162	339	514	—	12,495	35	51,545
Policy fee income	1,757	—	—	—	—	1,580	3,337
Other	10,997	89,415	9	11,961	7,356	(117,654)	2,084
Total revenue	563,410	89,754	19,239	11,961	19,851	(116,039)	588,176
Expenses
Losses and loss adjustment expenses	268,771	—	7,073	—	—	(11,862)	263,982
Amortization of deferred policy acquisition costs	65,322	—	1,658	—	—	—	66,980
Other policy acquisition expenses	39,952	27,800	3,698	—	—	(66,735)	4,715
Stock-based compensation expense	954	2,828	—	—	3,650	—	7,432
Interest expense	—	3,321	1,937	663	9,359	(5,258)	10,022
Depreciation and amortization	1,836	1,926	—	1,217	482	(848)	4,613
Personnel and other operating expenses	41,202	34,423	175	5,008	11,671	(29,583)	62,896
Total expenses	418,037	70,298	14,541	6,888	25,162	(114,286)	420,640
Income (loss) before income taxes (d)	$145,373	$19,456	$4,698	$5,073	$(5,311)	$(1,753)	$167,536
Total revenue from non-affiliates (e)	$551,090	$839	$22,130	$9,413	$8,558
Gross premiums written	$765,291	$—	$66,976

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table presents gross premium earned by geographic location:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Florida	$270,689	$235,772	$813,967	$697,286
Non-Florida	30,390	29,746	90,123	88,437
Gross premiums earned	$301,079	$265,518	$904,090	$785,723

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	September 30,	December 31,
	2025	2024
Segments
Insurance Operations	$1,941,290	$1,905,878
Exzeo Group	182,254	89,441
Reciprocal Exchange Operations	138,559	105,556
Real Estate	124,953	96,795
Corporate and Other	156,526	175,282
Consolidation and Elimination	(196,803)	(142,739)
Total assets	$2,346,779	$2,230,213

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Leases

Company as Lessee

The table below summarizes the Company’s right-of-use (“ROU”) assets and corresponding liabilities for operating leases:

	September 30,	December 31,
	2025	2024
Operating leases
ROU assets	$1,005	$1,182
Liabilities	$997	$1,185

The following table summarizes the Company’s operating leases in which the Company is a lessee:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office equipment	36 to 63 months	Yes	(a)
Office space	5 to 9 years	Yes	(a), (b)

(a)
There are no variable lease payments.
(b)
Rent escalation provisions exist.

As of September 30, 2025, maturities of operating lease liabilities were as follows:

Due in 12 months following September 30,
2025	$295
2026	304
2027	254
2028	109
2029	113
Thereafter	38
Total lease payments	1,113
Less: interest	116
Operating lease liabilities	$997

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table provides quantitative information with regards to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs*	$77	$76	$229	$222
Short-term lease costs*	67	64	208	238
Total lease costs	$144	$140	$437	$460
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases			$218	$213
Financing cash flows – finance leases			$—	$2

	September 30,
	2025
Weighted-average remaining lease term:
Operating leases (in years)	4.0
Weighted-average discount rate:
Operating leases (%)	6.0%

* Included in other operating expenses on the consolidated statements of income.

Company as Lessor

The following table summarizes the Company’s operating leases in which the Company is a lessor:

		Renewal	Other Terms
Class of Assets	Initial Term	Option	and Conditions
Operating lease:
Office space	1 to 11 years	Yes	(c)
Retail space	3 to 20 years	Yes	(c)
Boat docks/wet slips	1 to 12 months	Yes	(c)

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

Note 17 -- Income Taxes

A valuation allowance must be established for deferred income tax assets when it is more likely than not that the deferred income tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. The Company evaluates the realizability of its deferred income tax assets each quarter, and as of September 30, 2025, based on all of the available evidence, management concluded that it is more likely than not that the deferred income tax assets will be realized other than a valuation allowance on the sale of TypTap Insurance Company

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

(“TTIC”) by Exzeo to HCI in the amount of $1,208 related to the deferred intercompany taxable loss that arose during the third quarter of 2024.

During the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $22,711 and $4,688, respectively, resulting in effective tax rates of 25.1% and 33.3%, respectively. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to a decrease in certain non-deductible compensation expenses.

During the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $72,933 and $44,089, respectively, resulting in effective tax rates of 25.6% and 26.3%, respectively. The decrease in the effective tax rate as compared with the corresponding period in the prior year was primarily attributable to a decrease in certain non-deductible compensation expenses. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes as well as certain non-deductible and tax-exempt items.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material effect on the financial statements.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

A summary of the numerator and denominator of the basic and diluted earnings per common share is presented below:

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$67,888			$9,392
Less: Net income attributable to noncontrolling interests	(2,381)			(3,710)
Net income attributable to HCI	65,507			5,682
Less: Income attributable to participating securities	(2,385)			(230)
Basic Earnings Per Share:
Income attributable to common stockholders	63,122	12,487	$5.05	5,452	10,050	$0.54
Effect of Dilutive Securities:*
Stock options	—	398		—	269
Warrants	—	7		—	192
Net impact from reallocation of undistributed earnings to participating securities	67	—		—	—
Diluted Earnings Per Share:
Income attributable to common stockholders	$63,189	12,892	$4.90	$5,452	10,511	$0.52

(a)
Shares in thousands.

* For the three months ended September 30, 2024, convertible senior notes were excluded due to anti-dilutive effect.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$212,397			$123,447
Less: Net income attributable to redeemable noncontrolling interests	—			(10,149)
Less: Net income attributable to noncontrolling interests	(11,046)			(5,929)
Net income attributable to HCI	201,351			107,369
Less: Income attributable to participating securities	(8,030)			(3,744)
Basic Earnings Per Share:
Income attributable to common stockholders	193,321	11,399	$16.96	103,625	9,948	$10.42
Effect of Dilutive Securities:
Stock options	—	383		—	283
Convertible senior notes	4,879	1,068		5,149	2,188
Warrants	—	7		—	238
Net impact from reallocation of undistributed earnings to participating securities	643	—		—	—
Diluted Earnings Per Share:
Income attributable to common stockholders	$198,843	12,857	$15.47	$108,774	12,657	$8.59

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of the refundable portion of subscriber surplus contributions during the three and nine months ended September 30, 2025 and 2024:

	2025	2024
Balance as of January 1	$1,691	$—
Cash contribution	833	—
Return of contribution	(3)	—
Reclassification to noncontrolling interests	(884)	—
Balance as of March 31	1,637	—
Cash contribution	1,937	864
Return of contribution	(31)	—
Reclassification to noncontrolling interests	(1,138)	(73)
Balance as of June 30	2,405	791
Cash contribution	2,206	1,181
Return of contribution	(33)	—
Reclassification to noncontrolling interests	(1,355)	(481)
Balance as of September 30	$3,223	$1,491

Note 20 -- Equity

Stockholders’ Equity

Common Stock

On July 1, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends were paid on September 19, 2025 to stockholders of record on August 15, 2025.

Preferred Stock

As of September 30, 2025, the Company had 20,000,000 preferred shares authorized, with no shares issued and outstanding.

Warrants

As of September 30, 2025, there were 11,250 warrants outstanding at an exercise price of $54.40 with an expiration date of December 31, 2028.

At-The-Market Facility

On January 22, 2024, the Company implemented an “at-the-market” facility (the “ATM Facility”) which gives the Company the ability to raise up to $75,000 through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). The Company has no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of September 30, 2025 the remaining availability under the ATM Facility was $75,000.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Noncontrolling Interests

Exzeo

During the three and nine months ended September 30, 2025, Exzeo did not repurchase and retire any shares of common stock from current or former employees. During the three and nine months ended September 30, 2024, Exzeo repurchased and retired a total of 276,198 and 322,056 shares, respectively, of its common stock. The total cost of purchasing noncontrolling interests during the three and nine months ended September 30, 2024 was $388 and $470, respectively. Exzeo repurchased common shares from its current employees to satisfy payroll tax liabilities in connection with the vesting of restricted stock awards.

In addition, Exzeo repurchased and retired a total of 447 and 7,277 shares, respectively, of its common stock from former Exzeo employees for a total cost of $1 and $13, respectively, for the three and nine months ended September 30, 2024. The total cost included the fair value of Exzeo common stock and a $2 inducement cost for the purpose of curtailing the spread of share ownership.

As of September 30, 2025, there were 82,775,789 shares of Exzeo’s common stock outstanding, of which 7,775,789 shares were not owned by HCI. Of the shares not owned by HCI, 4,034,320 represent unvested restricted stock awards granted to Exzeo's employees.

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

Note 21 -- Stock-Based Compensation

2012 Omnibus Incentive Plan

The Company currently has outstanding stock-based awards granted under the 2012 Omnibus Incentive Plan (“the Plan”) which is currently active and available for future grants. As of September 30, 2025, there were 680,966 shares available for grant.

Stock Options

Stock options granted and outstanding under the Plan vest over a period of four years and are exercisable over the contractual term of ten years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

A summary of the stock option activity for the three and nine months ended September 30, 2025 and 2024 is as follows (option amounts not in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of January 1, 2025	590,000	$51.54	4.9 years	$37,523
Outstanding as of March 31, 2025	590,000	$51.54	4.6 years	$58,367
Outstanding as of June 30, 2025	590,000	$51.54	4.4 years	$58,733
Outstanding as of September 30, 2025	590,000	$51.54	4.1 years	$82,829
Exercisable as of September 30, 2025	590,000	$51.54	4.1 years	$82,829

Outstanding as of January 1, 2024	590,000	$51.54	5.9 years	$21,156
Outstanding as of March 31, 2024	590,000	$51.54	5.6 years	$38,077
Outstanding as of June 30, 2024	590,000	$51.54	5.4 years	$23,970
Outstanding as of September 30, 2024	590,000	$51.54	5.1 years	$33,109
Exercisable as of September 30, 2024	590,000	$51.54	5.1 years	$33,109

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

A summary of the restricted stock awards activity for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2025	486,115	$63.00
Granted	1,000	$138.94
Vested	(18,405)	$61.38
Forfeited	(750)	$109.72
Nonvested as of March 31, 2025	467,960	$63.15
Granted	9,020	$165.18
Vested	(5,500)	$89.50
Forfeited	(1,100)	$113.40
Nonvested as of June 30, 2025	470,380	$64.68
Granted	3,750	$142.63
Vested	(1,600)	$94.16
Forfeited	(1,040)	$113.40
Nonvested as of September 30, 2025	471,490	$65.10

Nonvested as of January 1, 2024	271,417	$37.12
Vested	(29,690)	$56.05
Forfeited	(200)	$51.87
Nonvested as of March 31, 2024	241,527	$34.78
Granted	204,500	$79.33
Vested	(19,637)	$48.17
Forfeited	(3,500)	$34.58
Nonvested as of June 30, 2024	422,890	$55.70
Granted	6,400	$94.16
Forfeited	(65)	$58.20
Nonvested as of September 30, 2024	429,225	$56.28

The Company recognized compensation expense related to restricted stock awards, which is included in general and administrative personnel expenses, of $1,968 and $2,003 for the three months ended September 30, 2025 and 2024, respectively, and $6,232 and $4,590 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, there was approximately $15,904, and $20,296, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.4 years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Deferred tax benefits recognized	$170	$74	$522	$234
Tax benefits realized for restricted stock and paid dividends	$60	$42	$936	$1,096
Fair value of vested restricted stock	$151	$—	$1,773	$2,610

Subsidiary Equity Plan

Exzeo issues stock-based compensation awards to its employees under a separate stock-based compensation plan. The Company records activity related to Exzeo’s stock-based compensation as an adjustment to noncontrolling interest. For the three months ended September 30, 2025 and 2024, the Company recognized compensation expense related to Exzeo’s stock-based awards of $727 and $1,471, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense related to Exzeo’s stock-based awards of $2,130 and $2,828, respectively. As of September 30, 2025 and December 31, 2024, there was $7,771 and $9,495, respectively, of unrecognized compensation expense related to Exzeo’s nonvested restricted stock and stock options.

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

Capital Commitments

As described in Note 5 “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership investments. As of September 30, 2025, there was an aggregate unfunded balance of $2,985.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

FIGA Assessments

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to Florida Insurance Guaranty Association (“FIGA”) on a quarterly basis. As of September 30, 2025, the FIGA assessments payable by the Company were $2,734 and are included in other liabilities on the consolidated balance sheet.

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

Note 24 -- Subsequent Events

On October 2, 2025, HCPCI entered into a commutation and release agreement with the Florida Department of Financial Services, acting as the receiver for United. Under the terms of the agreement, all liabilities and obligations under the quota-share reinsurance agreement for policies in the northeast region, originally effective December 31, 2020, were fully settled. As part of the commutation, HCPCI will make a payment of $1,200 to the receiver. The funds will be drawn from the trust account for assumed business.

On October 21, 2025, the Company’s insurance subsidiaries assumed approximately 47,000 policies from Citizens, representing approximately $181,000 in annualized premiums

On October 21, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 19, 2025 to stockholders of record on November 21, 2025.

On November 4, 2025, Exzeo announced the pricing of its initial public offering, issuing 8,000,000 shares of common stock at a price of $21 per share, which after closing of the transaction, will result in gross proceeds of $168,000 before underwriting and offering expenses. In addition, Exzeo has granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares at $21 per share, less underwriting and offering expenses. As a result of the transaction, the net proceeds will be allocated to additional paid-in capital and noncontrolling interest on the consolidated balance sheet with no recognition of a gain or loss on the consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

On November 5, 2025, the Company amended and restated its revolving credit facility with Fifth Third Bank. The amendments increased the line of credit from $75,000 to $150,000 and released the real estate, previously held as collateral.

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
Reciprocal Exchange Operations

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

d)
Real Estate
e)
Corporate and Other
▪
Attorney-in-fact services
▪
Holding company operations

For the three months ended September 30, 2025 and 2024, revenue from Insurance Operations before intracompany elimination represented 77.1% and 82.7%, respectively, and revenue from Exzeo Group represented 17.0% and 11.0%, respectively, of total revenue of all operating segments. For the nine months ended September 30, 2025 and 2024, revenue from Insurance Operations before intracompany elimination represented 77.3% and 84.5%, respectively, and revenue from Exzeo Group represented 16.6% and 10.8%, respectively, of total revenue of all operating segments. As of September 30, 2025 and December 31, 2024, Insurance Operations’ total assets represented 78.6% and 83.6%, respectively, and Exzeo Group’s total assets represented 7.0% and 3.7%, respectively, of the combined assets of all operating segments. Refer to Note 15 “Segment Information” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Insurance Operations

Property and Casualty Insurance

We currently have two operating insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TTIC”). A third insurance subsidiary, perRisk Insurance Company, has not yet commenced its surplus lines insurance business. We provide various forms of residential insurance products such as homeowners insurance, fire insurance, and wind-only insurance to homeowners, condominium owners and tenants for properties primarily located in Florida and in various states outside of Florida. Although we conduct insurance business in many states, Florida remains our primary market. We utilize internally developed software technologies to drive efficiency in claim processing and claims settlements, identify profitable underwriting opportunities, generate savings and streamline operations across our insurance operations.

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

Real Estate

Our real estate operations consist of multiple properties we own and operate for investment purposes and also properties we own and use for our own operations. Properties used in operations consist of two office buildings in Tampa, Florida and an insurance operations site in Ocala, Florida. Our investment properties include retail shopping centers, marinas, office campuses, and undeveloped land in Tampa, Florida.

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

RECENT EVENTS

On October 21, 2025, our insurance subsidiaries assumed approximately 47,000 policies from Citizens, representing approximately $181,000,000 in annualized premiums.

On November 4, 2025, Exzeo announced the pricing of its initial public offering, issuing 8,000,000 shares of common stock at a price of $21 per share, which after closing of the transaction, will result in gross proceeds of $168,000 before underwriting and offering expenses. In addition, Exzeo has granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares at $21 per share, less underwriting and offering expenses. As a result of the transaction, the net proceeds will be allocated to additional paid-in capital and noncontrolling interest on the consolidated balance sheet with no recognition of a gain or loss on the consolidated statements of income.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts or as otherwise indicated):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		QTD	YTD
	2025	2024	2025	2024	Change*	Change*
Revenue
Gross premiums earned	$301,079	$265,518	$904,090	$785,723	$35,561	$118,367
Premiums ceded	(106,088)	(109,694)	(308,245)	(254,513)	3,606	(53,732)
Net premiums earned	194,991	155,824	595,845	531,210	39,167	64,635
Net investment income	17,529	13,714	47,725	44,662	3,815	3,063
Net realized investment gains	618	2,846	1,940	3,058	(2,228)	(1,118)
Net unrealized investment gains	1,214	657	488	3,825	557	(3,337)
Policy fee income	1,569	1,229	5,265	3,337	340	1,928
Other income	429	1,047	3,440	2,084	(618)	1,356
Total revenue	216,350	175,317	654,703	588,176	41,033	66,527
Expenses
Losses and loss adjustment expenses	66,153	105,736	189,901	263,982	(39,583)	(74,081)
Policy acquisition and other underwriting expenses	31,652	26,104	89,490	71,695	5,548	17,795
General and administrative personnel expenses	20,806	19,175	61,274	52,920	1,631	8,354
Interest expense	1,019	3,421	8,147	10,022	(2,402)	(1,875)
Other operating expenses	6,121	6,801	20,561	22,021	(680)	(1,460)
Total expenses	125,751	161,237	369,373	420,640	(35,486)	(51,267)
Income before income taxes	90,599	14,080	285,330	167,536	76,519	117,794
Income tax expense	22,711	4,688	72,933	44,089	18,023	28,844
Net income	67,888	9,392	212,397	123,447	58,496	88,950
Net income attributable to noncontrolling interests	(2,381)	(3,710)	(11,046)	(16,078)	1,329	5,032
Net income after noncontrolling interests	$65,507	$5,682	$201,351	$107,369	$59,825	$93,982
Ratios to Net Premiums Earned:
Loss Ratio	33.9%	67.9%	31.9%	49.7%	(34.0)%	(17.8)%
Expense Ratio (excluding interest expense)	30.0%	33.4%	28.8%	27.6%	(3.4)%	1.2%
Combined Ratio (excluding interest expense)	63.9%	101.3%	60.7%	77.3%	(37.4)%	(16.6)%
Ratios to Gross Premiums Earned:
Loss Ratio	22.0%	39.8%	21.0%	33.6%	(17.8)%	(12.6)%
Expense Ratio (excluding interest expense)	19.5%	19.6%	18.9%	18.7%	(0.1)%	0.2%
Combined Ratio (excluding interest expense)	41.5%	59.4%	39.9%	52.3%	(17.9)%	(12.4)%
Earnings Per Share:
Basic	$5.05	$0.54	$16.96	$10.42	$4.51	$6.54
Diluted	$4.90	$0.52	$15.47	$8.59	$4.38	$6.88
* QTD - Quarter-to-Date; YTD - Year-to-Date

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Our results of operations for the three months ended September 30, 2025 reflect net income of approximately $67,888,000 or $4.90 diluted earnings per share, compared with net income of approximately $9,392,000 or $0.52 diluted earnings per share for the three months ended September 30, 2024. The quarter-over-quarter increase was primarily due to an increase in net premiums earned, offset by a decrease in losses and loss adjustment expenses.

Revenue

Gross Premiums Earned increased primarily due to a higher volume of policies in force as a result of the addition of policies assumed from Citizens during the fourth quarter of 2024 and first quarter of 2025. For the three months ended September 30, 2025, gross premiums earned were $282,950,000 from Insurance Operations and $19,562,000 from Reciprocal Exchange Operations. For the three months ended September 30, 2024, gross premiums earned were $249,314,000 from Insurance Operations and $17,430,000 from Reciprocal Exchange Operations.

Premiums Ceded for the three months ended September 30, 2025 and 2024 represented 35.2% and 41.3%, respectively, of gross premiums earned. The decrease in this ratio was primarily due to the reversal of the $12,369,000 of previously accrued benefits related to retrospective provisions due to the effect of Hurricane Helene during the three months ended September 30, 2024. This decrease was partially offset by higher reinsurance costs due to growth in the number of policies in force and total insured value.

Our premiums ceded represent costs of reinsurance (i) to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts, (ii) to provide additional loss coverage on a high-value individual risk basis through facultative reinsurance, or (iii) to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Under contracts in effect prior to June 1, 2025, reinsurance costs could be decreased by a reduction in premiums ceded attributable to retrospective provisions under reinsurance contracts. For the three months ended September 30, 2025, there was no adjustment to premiums ceded related to retrospective provisions as opposed to an increase of $7,707,000 for the three months ended September 30, 2024.

Net Premiums Written represent the premiums charged on policies issued during a fiscal period less any applicable reinsurance costs. The increase in 2025 primarily resulted from an increase in the volume of policies in force. We had approximately 264,000 policies in force as of September 30, 2025 as compared with approximately 235,000 policies in force at September 30, 2024.

Net Premiums Earned reflect the gross premiums earned less reinsurance costs as described above.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Net Premiums Written	$209,083	$160,685
Increase in Unearned Premiums	(14,092)	(4,861)
Net Premiums Earned	$194,991	$155,824

Expenses

Losses and Loss Adjustment Expenses decreased as the three months ended September 30, 2025 did not have any losses from catastrophic events while the three months ended September 30, 2024 included net losses of $40,000,000 from Hurricane Helene and net losses of $6,500,000 from Hurricane Debby, partially offset by some favorable developments from prior-period losses. In addition, while we have a higher volume of policies in force, we have experienced a reduction in claim and litigation frequency over the comparative periods. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. The increase in amortized costs was primarily due to higher premiums in force in the comparative periods.

General and Administrative Personnel Expenses include salaries, wages, payroll taxes, stock-based and other incentive compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter increase was primarily attributable to an increase in incentive compensation.

Interest Expense decreased primarily as a result of the conversion of the 4.75% Convertible Senior Notes during 2025.

Other Operating Expenses decreased due to a decrease in bank service charges and other miscellaneous operating expenses, partially offset by an increase in charitable contributions.

Income Tax Expense for the three months ended September 30, 2025 and 2024 resulted in effective tax rates of 25.1% and 33.3%, respectively. The decrease in the effective tax rate period-over-period was primarily attributable to a decrease in certain non-deductible compensation expenses.

Ratios:

The net loss ratio (losses and loss adjustment expenses in relation to net premiums earned) decreased due to the decrease in losses and loss adjustment expenses and the increase in net premiums earned.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The net expense ratio (total expenses excluding losses and loss adjustment expenses and interest expense in relation to net premiums earned) decreased primarily due to the increase in net premiums earned, partially offset by the increase in policy acquisition and other underwriting expenses and the increase in general and administrative personnel expenses.

The net combined ratio (total expenses excluding interest expense in relation to net premiums earned) is the measure of overall underwriting profitability before other income. Our combined ratio decreased due to the factors described above.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Our results of operations for the nine months ended September 30, 2025 reflect net income of approximately $212,397,000 or $15.47 diluted earnings per share, compared with net income of approximately $123,447,000 or $8.59 diluted earnings per share for the nine months ended September 30, 2024. The period-over-period increase was primarily due to an increase in net premiums earned, offset by a decrease in losses and loss adjustment expenses.

Revenue

Gross Premiums Earned increased due to a higher volume of policies in force as a result of the addition of policies assumed from Citizens during the fourth quarter of 2024 and first quarter of 2025. For the nine months ended September 30, 2025, gross premiums earned were $847,354,000 from Insurance Operations and $60,648,000 from Reciprocal Exchange Operations. For the nine months ended September 30, 2024, gross premiums earned were $754,755,000 from Insurance Operations and $33,859,000 from Reciprocal Exchange Operations.

Premiums Ceded for the nine months ended September 30, 2025 and 2024 represented 34.1% and 32.4%, respectively, of gross premiums earned. The increase in this ratio was primarily attributable to higher reinsurance costs due to growth in the number of policies in force and total insured value. This increase was partially offset by the impact from the reversal of previously accrued benefits was included in the corresponding prior period as described earlier.

For the nine months ended September 30, 2025, there was no adjustment to premiums ceded related to retrospective provisions as opposed to a decrease of $6,279,000 for the nine months ended September 30, 2024.

Net Premiums Written increased primarily due to an increase in the volume of policies in force as well as an increase in average policy rates, partially offset by an increase in premiums ceded.

Net Premiums Earned reflect the gross premiums earned less reinsurance costs as described above.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following is a reconciliation of our total Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net Premiums Written	$652,717	$577,754
Increase in Unearned Premiums	(56,872)	(46,544)
Net Premiums Earned	$595,845	$531,210

Expenses

Losses and Loss Adjustment Expenses decreased as the nine months ended September 30, 2025 did not have any losses from catastrophic events while the nine months ended September 30, 2024 included net losses of $40,000,000 from Hurricane Helene and net losses of $6,500,000 from Hurricane Debby, partially offset by some favorable developments from prior-period losses. In addition, while we have a higher volume of policies in force, we have experienced a reduction in claim and litigation frequency over the comparative periods. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses increased primarily due to a higher volume of policies in force in the comparative periods.

General and Administrative Personnel Expenses increased primarily due to an increase in stock-based and other incentive compensation and employee health benefits.

Interest Expense decreased primarily as a result of the conversion of the 4.75% Convertible Senior Notes during 2025.

Other Operating Expenses decreased primarily due to a decrease in bank service charges and other miscellaneous operating expenses, partially offset by a debt conversion expense of $1,125,000 incurred in connection with the conversion of the 4.75% Convertible Senior Notes in the second quarter of 2025.

Income Tax Expense for the nine months ended September 30, 2025 and 2024 resulted in effective tax rates of 25.6% and 26.3%, respectively. The decrease in the effective tax rate period-over-period was primarily attributable to a decrease in certain non-deductible compensation expenses.

Ratios:

The net loss ratio decreased due to the decrease in losses and loss adjustment expenses and the increase in net premiums earned.

The net expense ratio increased primarily due to the increase in policy acquisition and other underwriting expenses and the increase in general and administrative personnel expenses, partially offset by the increase in net premiums earned.

Our net combined ratio decreased due to the factors described above.

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

Revolving Credit Facility and Long-Term Debt

The following table summarizes the principal and interest payment obligations of our indebtedness as of September 30, 2025:

	Maturity Date	Payment Due Date	Principal Balance ($)
Revolving credit facility	Through November 2028	January 1, April 1, July 1, October 1	38,000,000
4.55% Promissory Note	Through August 2036	1st day of each month	4,200,000
5.50% Promissory Note	Through July 2033	1st day of each month	11,485,000
5.65% Promissory Note	Through August 2035	1st day of each month	16,974,000

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

During the nine months ended September 30, 2025, we converted $172,500,000 in aggregate principal of 4.75% Convertible Senior Notes due 2042 into consideration of 2,187,063 shares of HCI’s common stock and $1,133,000 in cash. The cash consideration included an inducement payment of $1,125,000 and $8,000 paid in lieu of fractional shares.

During the nine months ended September 30, 2025, we entered into a $17,000,000 loan agreement which bears interest at 5.65% with a maturity date of August 1, 2035. The loan is secured by commercial real estate in Haines City, Florida.

As of September 30, 2025, the revolving credit facility had additional available borrowing capacity of $37,000,000. We remain in compliance with all covenants set forth in our debt agreements as of the reporting date. Refer to Note 10 “Revolving Credit Facility” and Note 11 “Long-Term Debt” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

On November 5, 2025, we amended and restated our revolving credit facility with Fifth Third Bank. The amendment increased the available borrowing capacity from $75,000,000 to $150,000,000 and released the real estate previously securing the facility.

At-The-Market Facility

On January 22, 2024, we implemented an “at-the-market” facility (the “ATM Facility”) which gives us the ability to raise up to $75,000,000 through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). We have no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of September 30, 2025 the remaining availability under the ATM Facility was $75,000,000.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Withdrawals from limited partnership investments are generally not permitted and distributions occur when the underlying investments of the limited partnership investments are liquidated. Additionally, two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. As of September 30, 2025, there were unexpired capital commitments of $2,985,000. Refer to Note 5 “Investments” to the consolidated financial statements under “Limited Partnership Investments” included in this Quarterly Report on Form 10-Q for additional information.

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

Dividends

On October 21, 2025, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends will be paid on December 19, 2025 to stockholders of record on November 21, 2025.

Sources and Uses of Cash

Cash Flows for the Nine Months Ended September 30, 2025

Net cash provided by operating activities for the nine months ended September 30, 2025 was approximately $333,679,000, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $116,149,000 less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $122,820,000 was primarily due to the proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities of $440,019,000, the proceeds from sales of available-for-sale fixed-maturity and equity securities of $33,875,000, partially offset by the purchases of available-for-sale fixed-maturity and equity securities of $317,667,000, and purchases of real estate investments of $28,528,000. Net cash used in financing activities totaled $852,000, which was primarily due to $14,107,000 of cash dividend payments, net repayment of our revolving credit facility of $6,000,000, an induced debt conversion payment of $1,125,000, $724,000 of share repurchases, and repayments of long-term debt of $430,000, partially offset by the proceeds from issuing promissory notes of $17,000,000 and net contributions from noncontrolling interests of $4,909,000.

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

As of September 30, 2025, we had $626,573,000 of available-for-sale fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new available-for-sale fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing available-for-sale fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new available-for-sale fixed-maturity investments but increases the market value of existing available-for-sale fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, we had unexpired capital commitments for limited partnerships investments of $2,985,000 as described above. We do not have any other arrangements giving rise to material obligations that are not reported in our consolidated balance sheets as described in Item 303 of SEC Regulation S-K.

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

We believe our accounting policies and estimates specific to losses and loss adjustment expenses, reinsurance recoverable, income taxes, stock-based compensation expense, and limited partnership investments involve our most significant judgments and estimates material to our consolidated financial statements.

Our accounting policies and estimates and their related risks that we consider to be critical are more fully described in our 2024 Annual Report. During the nine months ended September 30, 2025, there were no other material changes with respect to any of our critical accounting policies and estimates.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Reserves for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses (“Reserves”) is specific to property insurance, which is our insurance subsidiaries’ only line of business. The Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. As of each period end date, the balance of our Reserves is based on our best estimate of the ultimate cost of reported claims and the IBNR losses based primarily on our historical experience. Changes in the Reserves are charged or credited to operations as the Reserves are adjusted.

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. As of September 30, 2025, $542,552,000 of the total $615,635,000 of Reserves is attributable to our estimate of IBNR. The remaining $73,083,000 relates to known cases which have been reported but not yet fully settled and represents our best estimate of the cost to settle such claims. As of September 30, 2025, $62,586,000 of the $73,083,000 in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $845,900,000 as of December 31, 2024 to $615,635,000 as of September 30, 2025. The $230,265,000 decrease is comprised of (i) reductions in our catastrophe Reserves of $240,572,000 primarily related to Hurricane Ian, Hurricane Helene, and Hurricane Milton; (ii) reductions in our non-catastrophe Reserves of $64,637,000 for 2024 and $37,465,000 for 2023 and prior loss years; and (iii) partially offset by $112,409,000 in reserves established for the 2025 loss year. The Reserves established for 2025 claims are primarily driven by IBNR as of September 30, 2025. The decrease of $342,674,000 related to our 2024 and prior loss-years reserves is due to settlement of such claims as well as a favorable change in estimated losses from Hurricane Milton and other non-catastrophe losses.

Based on all information known to us, we consider our Reserves as of September 30, 2025 to be adequate to cover our claims for losses that have been incurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the Reserves. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio as of September 30, 2025 included available-for-sale fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by an investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our available-for-sale fixed-maturity securities as of September 30, 2025 (dollar amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$518,856	$(43,238)	-8%
200 basis point increase	532,407	(29,687)	-5%
100 basis point increase	546,819	(15,275)	-3%
100 basis point decrease	578,231	16,137	3%
200 basis point decrease	595,230	33,136	6%
300 basis point decrease	613,091	50,997	9%

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

The following table presents the composition of our available-for-sale fixed-maturity securities, by rating, as of September 30, 2025 (dollar amounts in thousands):

	Cost or	% of Total		% of Total
Comparable Rating	Amortized	Amortized	Estimated	Estimated
	Cost	Cost	Fair Value	Fair Value
AAA	$4,643	1%	$4,637	1%
AA+, AA, AA-	294,122	53%	295,942	53%
A+, A, A-	75,336	13%	75,528	13%
BBB+, BBB, BBB-	178,726	32%	179,458	32%
B+, B, B-	2,136	0%	2,123	0%
Not Rated	4,415	1%	4,406	1%
Available-for-sale fixed-maturity securities	$559,378	100%	$562,094	100%

Equity Price Risk

Our equity investment portfolio as of September 30, 2025 included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities as of September 30, 2025 (dollar amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$6,185	10%
Consumer	5,199	8%
Technology	3,579	5%
Communications	4,494	7%
Other (1)	2,410	4%
	21,867	34%
Mutual funds and exchange-traded funds by type:
Debt	33,396	52%
Equity	9,198	14%
Alternative	18	0%
	42,612	66%
Equity securities	$64,479	100%

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

As of September 30, 2025, we did not have any material exposure to foreign currency related risk.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c)
Issuer Purchases of Equity Securities

The table below summarizes the number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted stock awards issued under our stock-based compensation plan (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs
July 31, 2025	—	$—	—	$—
August 31, 2025	232	$158.04	—	$—
September 30, 2025	—	$—	—	$—
	232	$158.04	—

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

During the nine months ended September 30, 2025, our insurance subsidiaries paid dividends of $14,000,000 to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.5^	HCI Group, Inc. 2012 Omnibus Incentive Plan as revised April 26, 2022. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed May 6, 2022.

10.7^

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

10.26	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Company, Inc. and Tailrow Insurance Exchange

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.27

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

10.28

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

10.29

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

10.30

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.31

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

10.32

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

10.33

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

10.34

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

10.35

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

10.36

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

10.37

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.38

Reinstatement Premium Protection Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.39

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

10.46

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.47

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Incorporated by reference to the corresponding number exhibit to our Form 10-Q filed August 8, 2025.

10.48^	TypTap Insurance Group, Inc. 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 of our Form 8-K filed March 1, 2021.

10.49^	Form of Restricted Stock Award Agreement of TypTap Insurance Group, Inc. Incorporated by reference to Exhibit 10.6 of our Form 8-K filed March 1, 2021.

10.51^	Stock Option Agreement between Paresh Patel and TypTap Insurance Group, Inc. dated October 1, 2021. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed October 7, 2021.

10.52^	TypTap Insurance Group, Inc. 2021 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.2 of our Form 8-K filed October 7, 2021.

10.53

Purchase Agreement, dated May 18, 2022, by and among HCI Group, Inc., JMP Securities LLC and Truist Securities, Inc., as representatives of the several purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Form 8-K filed May 23, 2022.

10.54^	Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated September 15, 2023.

10.57^	Form of executive restricted stock award contract. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed May 1, 2014.

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

10.65	Underwriting Agreement, dated December 6, 2023, by and between HCI Group, Inc. and Citizens JMP Securities, LLC. Incorporated by reference to Exhibit 1.1 to our Form 8-K filed December 7, 2023.

10.66^	Executive Employment Agreement between Paresh Patel and HCI Group, Inc. dated April 17, 2024. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed April 23, 2024.

10.67^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated April 17, 2024. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed April 23, 2024.

10.105^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2020.

10.106^	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020. Incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 23, 2020.

10.107

Reimbursement Contract effective June 1, 2025 between Condo Owners Reciprocal Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 8, 2025.

10.108

Reimbursement Contract effective June 1, 2025 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 8, 2025.

10.109

Reimbursement Contract effective June 1, 2025 between Tailrow Insurance Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund. Incorporated by reference to the corresponding numbered exhibit to our Form 10-Q filed August 8, 2025.

10.110

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

31.1*	Certification of the Chief Executive Officer

31.2*	Certification of the Chief Financial Officer

32.1**	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2**	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

101*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
^	Management contract or compensatory plan.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

November 7, 2025	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

November 7, 2025	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)