Form 10-K
period 2025-12-31
HCI Group, Inc.
filed 2026-02-26
CIK 1400810

desle

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34126

HCI Group, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-5961396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3802 Coconut Palm Drive

Tampa, FL 33619

(Address, including zip code, of principal executive offices)

(813) 849-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, no par value	HCI	New York Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, computed by reference to the price at which the common stock was last sold on June 30, 2025, was $1,691,271,339.

The number of shares outstanding of the registrant’s common stock, no par value, on February 20, 2026 was 12,991,955.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

HCI GROUP, INC. AND SUBSIDIARIES

Signatures

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements, including statements about our plans, objectives, expectations, assumptions or future events, involve risks and uncertainties. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effects of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; changes in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; the severity and impact of cybersecurity incidents; and other risks and uncertainties and other factors listed under Item 1A – “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Except as required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1 – Business

Our Business

HCI Group, Inc., together with its subsidiaries (collectively, “we,” “our,” “us,” the “Company,” or “HCI”), is primarily engaged in the property and casualty insurance business. We provide various homeowners’ property and casualty insurance products for properties located in the State of Florida, which is our primary market, as well as in other states in the northeast and southeast regions of the United States (“U.S.”).

Our insurance operations are supported by other insurance-related subsidiaries within the consolidated group. Exzeo Group, Inc. (formerly known as TypTap Insurance Group, Inc.) (“Exzeo”), a majority-owned subsidiary, provides turn-key insurance technology and operations solutions based on a proprietary platform of purpose-built software and data analytics applications that are specifically designed for the property and casualty insurance ecosystem. We utilize Exzeo's internally developed software technologies to identify profitable underwriting opportunities, drive efficiency in claim processing and settlements, and streamline operations across our insurance operations and other insurance-related businesses.

We also provide attorney-in-fact (“AIF”) services for reciprocal insurance exchanges owned by their policyholders. Although we do not have any equity interest in the reciprocal insurance exchanges, we are required to consolidate them as their primary beneficiary. In addition, we have a commercial real estate group that is primarily engaged in the business of developing and operating commercial properties for investment purposes or for our own use.

Formation and Key Business Developments

HCI Group, Inc. was incorporated in the State of Florida in 2006 and our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “HCI.”

The following highlights key updates to our business over the past three years:

•
February 2024 – Condo Owners Reciprocal Exchange (“CORE”), a consolidated reciprocal insurance exchange which provides commercial residential multiple peril insurance, commenced business operations.
•
July 2024 – TypTap Insurance Company (“TTIC”), a property and casualty insurance carrier subsidiary, was transferred from Exzeo to HCI Group, Inc. This organizational change was implemented to align all insurance operations under a single operating structure within HCI Group, Inc., allowing Exzeo to primarily focus on its industry-leading technology and insurance management activities as an insurance solutions provider.
•
February 2025 – Tailrow Insurance Exchange (“Tailrow”), a consolidated reciprocal insurance exchange which specializes in fire and homeowners multiple peril insurance, commenced business operations.
•
November 2025 – Exzeo completed its initial public offering and its common stock is currently listed on the NYSE under the symbol “XZO.” The initial public offering was completed to position Exzeo for future growth and to provide technology-based services and solutions to unaffiliated insurance carriers. As of December 31, 2025, we owned approximately 82.5% of Exzeo's outstanding shares of common stock, inclusive of unvested restricted stock. Accordingly, Exzeo remains a consolidated, majority-owned, subsidiary of HCI Group, Inc.

Segment and Geographic Information

We identify our segments based on the manner in which our Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions regarding the allocation of resources. The determination of segments may change over time due to changes in operational emphasis, revenue, and results of operations. Where applicable, prior periods have been retrospectively adjusted to reflect our current operating and reportable segment structure. The entirety of our revenue is generated in the U.S. and predominately in the State of Florida.

We have five reportable segments:

a)
Insurance Operations
b)
Exzeo
c)
Reciprocal Exchange Operations
d)
Real Estate
e)
Corporate and Other

Refer to Note 15 “Segment Information” to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Insurance Operations

We currently have two operating property and casualty insurance subsidiaries: Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TTIC. We provide various homeowners’ property and casualty insurance products for properties located in the State of Florida, which is our primary market, as well as in other states in the northeast and southeast regions of the U.S. A third insurance subsidiary, perRisk Insurance Company, has not yet commenced its surplus lines insurance business. We utilize Exzeo's internally developed software technologies to identify profitable underwriting opportunities, drive efficiency in claim processing and settlements, and streamline operations across our insurance operations and other insurance-related businesses. Additionally, we have a wholly-owned Bermuda domiciled captive reinsurance subsidiary which allows us to selectively retain risk and reduce the cost of third party reinsurance. Currently, we do not provide reinsurance to non-affiliates. Other auxiliary insurance-related operations include claim adjusting and processing services.

Property and Casualty Insurance

The property and casualty insurance industry is large, fragmented, highly regulated, and complex. Property and casualty insurance protects policyholders against a range of losses on items of value, including homes and commercial property, as well as from unforeseen events including natural disaster, litigation, and bodily injury. Property and casualty insurance is pervasive and purchased by nearly all businesses and individuals. While some types of property and casualty insurance are optional, others such as homeowners’ insurance, are often obligatory (e.g. required by mortgage financing). The property and casualty insurance industry is highly competitive and carriers compete primarily on (i) product differentiation, (ii) pricing, (iii) customer service and experience, (iv) marketing and advertising, and (v) affiliate programs and channel strategies. We face competition from national, regional and residual market insurance companies. We may also face competition from new entrants in our markets, and such entrants may create pricing pressure that could lead to overall premium reductions.

Our general operating and growth strategies are to continually optimize our existing book of insurance business, organically expand our insurance business, manage our costs and expenses, diversify our business operations, develop and deploy new technologies to streamline operational processes, and maintain a strong balance sheet so we can quickly pursue accretive opportunities when they arise. Our growth strategies also include policy assumption from third-party insurance companies with the intention of renewing and/or replacing them with our policies.

Our insurance business has grown both organically and through strategic policy assumptions, which have been a key driver of our expansion. We have participated in legislatively mandated take-out programs, designed to reduce the state’s risk exposure by transitioning policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state supported insurer, to private insurers. We selectively pursue additional assumption opportunities with Citizens when they align with our risk appetite and growth strategy. We also assume policies from other insurance companies in Florida and/or any other state in which we operate.

Our competitive strategies focus on the following key areas:

•
Exceptional service – We are committed to maintaining superior service to our policyholders and agents. We leverage technology for process improvements, including enabling faster onboarding, quoting, and service capabilities.
•
Claims settlement practices – We focus on fair and timely settlement of policyholder claims.
•
Disciplined underwriting – We analyze exposures and utilize available underwriting data to ensure policies meet our selective criteria. We incorporate tools and processes that help streamline underwriting workflows, supporting more consistent risk evaluation and contributing to stronger underwriting performance.
•
New product offerings – We may cross-sell additional insurance products to our existing policyholders in order to broaden our lines of business and product mix or identify other lines of insurance to offer.
•
Effective and efficient use of technology – We strive to add or improve technology that can effectively and efficiently enhance service to our policyholders and agents. Our primary technology applications are internally developed by Exzeo as described in further detail below.
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

Losses and Loss Adjustment Expenses

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

Our liability for losses and loss adjustment expenses represents our estimate of the total cost of (i) claims that have been reported, but not yet paid (“case reserves”), (ii) losses that have been incurred but not yet reported (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the ultimate cost of adjusting, investigating and settling claims, including investigation and defense of any litigation arising from such claims. We base our estimates on various assumptions and actuarial data we believe to be reasonable under the circumstances. The process of estimating the liability is inherently subjective and is influenced by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2025, 2024 and 2023, see Note 13 “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Government Regulation over Insurance Business

We are subject to the laws and regulations in any state in which we conduct our insurance business, including those applicable to managing general agent (“MGA”) activities, as well as data privacy, cybersecurity and claims administration. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders as opposed to the interests of shareholders. Such regulations relate to a wide variety of financial and non-financial matters including:

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

Exzeo

Exzeo provides turnkey insurance technology and operations solutions to property and casualty insurance carriers and their agents through a proprietary platform of purpose‑built software and data analytics applications (“Exzeo Platform”). The Exzeo Platform consists of a suite of configurable applications designed to support the core operational and administrative functions required by property and casualty insurance carriers, including quoting and underwriting, policy administration, claims management, data reporting, and financial reporting. The Exzeo Platform enables us to deliver technology based solutions that streamline and automate the interaction between carriers, agents, and policyholders. These applications are designed to improve workflow efficiency, support underwriting discipline, enhance operational visibility, and enable customers to scale their businesses without significant upfront technology investment. Exzeo currently holds insurance agency or MGA licenses in the states necessary to support their customer base as well as in certain additional states where we maintain licenses in anticipation of future customer needs. In addition, Exzeo provides expert reinsurance placement services to help insurance companies manage risk by acting as an intermediary between the insurance carrier and reinsurers.

The Exzeo Platform includes, but is not limited to, the following:

•
SAMSTM – Web-based system designed to automate and streamline the process of managing insurance policies
•
HarmonyTM – Next-generation policy administration platform that easily supports multiple companies and their products.
•
ClaimColonyTM – End-to-end claims management platform used by insurance companies, third-party administrators, independent adjusters and insurance litigation services. Comprehensive policy administration platform that streamlines the entire policy lifecycle, from quoting to binding, while offering advanced underwriting capabilities. Its intuitive design enhances user experiences, ensuring a seamless and efficient workflow.
•
AtlasViewer® – A mapping and data visualization platform that integrates location-based data from multiple sources, providing users with a comprehensive and tailored view of risk. By transforming data into actionable insights, AtlasViewer helps drive smarter business decisions. In addition, AtlasViewer provides a unique, visual way to look at claims and manage the claims lifecycle, driving better efficiency and improving operational outcomes.

Intellectual Property

The insurance technology and software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Our success and ability to compete depends in part upon our ability to protect our proprietary technology, to establish and adequately protect our intellectual property rights, and to protect against third-party claims and litigation related to intellectual property.

To accomplish these objectives, we rely on a combination of trademark, copyright, and trade secret laws in the U.S., as well as contractual protections.

We also rely on several registered and unregistered trademarks, as well as pending applications for such registrations, in order to protect our brand in the U.S.

We also seek to protect our intellectual property rights by entering into confidentiality and invention assignment agreements with our employees and contractors, as well as confidentiality agreements with third parties.

Reciprocal Exchange Operations

Our reciprocal exchange operations relate to the insurance operations of consolidated reciprocal insurance exchanges that are owned by their policyholders.

A reciprocal insurance exchange is a policyholder-owned entity where members, known as subscribers, gain ownership by purchasing an insurance policy. These subscribers collectively assume one another’s risks by exchanging insurance contracts, effectively acting as both insurers and insureds. The exchanges’ operations are managed by us as part of our AIF services.

Real Estate

The Real Estate segment relates to our commercial real estate group that is primarily engaged in the business of developing and operating commercial properties for investment purposes or for our own use.

Properties Used in Operations

Our real estate used in operations consists of an office building located in Tampa, Florida with gross area of 64,850 square feet, an office building in Tampa, Florida with a gross area of 68,908 square feet, and an office building with gross area of approximately 12,896 square feet in Ocala, Florida.

Investment Properties

Our portfolio of investment properties includes two marinas with accompanying rental space, three retail shopping centers, two corporate office parks, and undeveloped land which we are holding for future development opportunities. Except for the undeveloped land, we generate income from our investment properties by leasing vacancies to unaffiliated tenants. While we intend to hold our investment properties, we would consider reasonable offers that align with our valuation expectations.

The table below sets forth information concerning our investment properties:

		Year
Property Name	Description/Location	Acquired
Tierra Verde	Specialty/marina property Tierra Verde, Florida	2011
Treasure Island	Specialty/marina property Treasure Island, Florida	2012
Riverview Station	Retail property Riverview, Florida	2018
Clearwater Market	Retail property Clearwater, Florida	2018
Westview	Development opportunity Tampa, Florida	2019
Shops at the Grove	Retail property Haines City, Florida	2023
Corporate Oaks	Corporate property Tampa, Florida	2023
Carillon Park	Corporate property St. Petersburg, Florida	2025

Corporate and Other

Corporate and Other is comprised of our holding company, HCI Group, Inc., plus other operations that do not meet the quantitative and qualitative thresholds for a reportable segment.

We currently provide AIF services to reciprocal insurance exchange operations. Our AIF services relate to services in which we oversee the general administration, marketing, underwriting, accounting, policy administration, claims adjusting, and information technology for the reciprocal insurance exchanges.

Human Capital Management

As of December 31, 2025, we employed 594 full-time employees and 12 employees through a professional employer organization, the majority of whom are based in Florida. None of our employees are subject to any collective bargaining agreement. We believe our relations with our employees have generally been positive.

Work Environment

Our success depends on our ability to attract, develop, and retain talented employees across the organization. In order to attract and retain top talent, we focus on having a diverse, inclusive, and safe work environment. We offer competitive compensation and a benefits program intended to support employee health and financial security, including health coverage options, a 401(k) plan that includes a company match, and employer-paid short-term and long-term disability insurance. We offer flexible work arrangements where appropriate, including remote or hybrid work options, which enable us to attract and retain talent across multiple geographies while maintaining service quality and operational effectiveness. Most employees are shareholders of the Company and have an equity ownership stake that is intended to align employee retention and value creation. Additionally, our Bravo program allows employees to earn paid time off as well as cash bonuses for engaging in charitable causes, continued education and professional development activities.

We are committed to the highest standards of ethics and compliance and making sure every team member understands and embraces our core values of ethics, integrity, and respect for others. Our code of ethics provides a framework of what is expected of our employees and fosters a culture of high integrity and compliance. Our code of ethics is supplemented by a variety of additional policies applicable to all team members which are designed to further foster ethical and sound business practices.

We maintain policies and procedures intended to promote a respectful workplace, including a harassment prevention policy that outlines reporting mechanisms, investigation processes, and prohibitions against retaliation. Harassment prevention training is required for all employees.

Diversity and Inclusion

We are committed to building and sustaining a culture of inclusive diversity. Our culture aims to recognize and embrace all forms of diversity in order to drive innovation and growth. Talent diversity starts with the recruitment and hiring process and continues through the learning, development, advancement, and retention of employees with wide-ranging backgrounds and experiences. We believe that a workforce with varied backgrounds and experiences contributes to organizational effectiveness. Our workforce reflects a range of backgrounds, experiences, and professional expertise. We prohibit discrimination based on legally protected characteristics and seek to maintain an environment that supports respectful communication and collaboration.

Health, Wellness, and Engagement

We consider employee health, safety, and engagement to be important to our operations. We periodically review our policies and programs related to employee wellness, safety, and professional development. These programs include benefits and wellness offerings intended to support employee engagement and retention.

We support professional development through training opportunities, including virtual skill-building workshops and growth opportunities for employees in remote or hybrid roles. We utilize a structured in-person collaboration model, under which employees are expected to work onsite on designated collaboration days to support teamwork, communication, and operational effectiveness.

Environmental, Social and Governance Considerations

Environmental and social considerations are integrated into our long-term strategy and our enterprise risk management processes. Our Sustainability Committee, established by the Board of Directors (the “Board”) and operating under a written charter, provides oversight of material environmental, social, and other sustainability matters. Management regularly reports to the Committee on initiatives, key metrics, and developments affecting the Company. During the year, we continue evaluating potential impacts of environmental regulations, climate-related risks, workforce dynamics, and community engagement efforts on our operations and financial performance. These activities are intended to support operational efficiency, risk mitigation, and long-term value creation. Additional details regarding the Sustainability Committee and its charter are available on our website at www.hcigroup.com under “Investors” and “Governance.” Forward‑looking statements about our sustainability efforts are subject to the cautionary factors described under “Risk Factors.”

As a property owner, we are subject to regulations under various federal, state, and local laws concerning the environment, including laws addressing the discharge of pollutants into the air and water and the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites.

Available Information

Availability of SEC Reports

Our website is located at https://www.hcigroup.com. Our investor relations website is located at https://investors.hcigroup.com. We make available free of charge on our investor relations website under “Financials” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at https://www.sec.gov.

Use of Website to Provide Information

From time to time, we have used, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investors.hcigroup.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report.

Refer to Exzeo's website at www.exzeo.com and its filings with the SEC for additional information and reporting for Exzeo.

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

Our operations are highly dependent on the efforts of our senior executive officers, particularly our Chief Executive Officer, Paresh Patel, as well as our Chief Operating Officer, Karin Coleman, our Chief Financial Officer, Mark Harmsworth, and the president of our real estate division, Anthony Saravanos. The loss of their leadership, industry knowledge and experience could negatively impact our operations. However, we have management succession plans to lessen any such negative impact. We maintain key-man life insurance on Mr. Patel although such policy may be insufficient to cover the damage resulting from the loss of Mr. Patel’s services.

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

HCPCI and TTIC have each obtained a Demotech rating of “A Exceptional,” which is accepted by major mortgage companies operating in the state of Florida and many other states. Mortgage companies may require homeowners to obtain property insurance from an insurance company with an acceptable A.M. Best rating, which none of our insurance subsidiaries currently have. Such a requirement could prevent us from expanding our business unless we obtain such rating, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies. A downgrade or loss of our Demotech rating could result in a substantial loss of business in the event insureds move their business to insurers with a sufficient financial strength rating. A credit rating downgrade could also result in a significant reduction in the number of policies that our agency networks can sell.

There are inherent limitations and risks related to our projections and our estimates of claims and loss reserves. If our actual losses exceed our loss reserves, our financial results, our ability to expand our business, and our ability to compete in the property and casualty insurance industry may be negatively affected. In addition, industry developments could further increase competition in our industry. These developments could include:

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

Our interests may conflict with the interests of Exzeo and the interests of Exzeo’s other stockholders. Certain conflicts of interest between Exzeo and us could be resolved in a manner unfavorable to us.

Various conflicts of interest between us and Exzeo could arise. Our interests as Exzeo’s controlling stockholder may differ from Exzeo’s interests or those of its other stockholders. Additionally, ownership interests of our CEO and chairman of our board of directors, Paresh Patel, in our common stock and in the stock of Exzeo, or his service as a director and officer of both companies, could create or appear to create potential conflicts of interest when he is faced with decisions relating to us or business. These decisions could include:

•
corporate opportunities;
•
the impact that operating decisions for our business may have on Exzeo’s Consolidated Financial Statements;
•
differences in tax positions between Exzeo and us;
•
future, potential commercial arrangements between Exzeo and us (or our affiliates) or between Exzeo and third parties;
•
business combinations involving Exzeo;
•
our dividend policy;
•
management stock ownership; and

•
the intercompany agreements between Exzeo and us (or our affiliates).

Furthermore, disputes may arise between Exzeo and us (or our affiliates) relating to our past, ongoing or future relationships and commercial arrangements and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•
the nature, quality, and pricing of services Exzeo agrees to provide to us (and/or our affiliates);
•
the nature, quality, and pricing of services we agree to provide to Exzeo;
•
sales or other disposals by us of all or a portion of our ownership interest in Exzeo; and
•
business combinations involving Exzeo.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

We may not achieve some or all of the anticipated benefits of Exzeo being a standalone public company, which could negatively impact our business, financial condition and results of operation.

•
We may not be able to achieve all of the anticipated strategic and financial benefits expected as a result of Exzeo being a standalone public company, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:
•
allowing investors to evaluate the distinct merits, performance and future prospects of the Exzeo business, independent of our other businesses;
•
enhancing Exzeo’s ability to focus on its own operating priorities, strategies and specific market dynamics;
•
improving Exzeo’s strategic and operational flexibility, allowing Exzeo to better target innovation and respond more effectively to different customer needs and the competitive environment for its business;
•
allowing Exzeo to adopt a capital structure better suited to its financial profile and business needs, without competing for capital with our other businesses;
•
creating an independent equity structure that will facilitate Exzeo’s ability to effect future acquisitions utilizing its capital stock;
•
articulating a clear investment proposition and capital allocation policy to attract a long-term investor base aligned with Exzeo’s strategic goals; and
•
enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of Exzeo.

We may not be able to achieve some or all of the anticipated benefits of Exzeo being a standalone public company in the time we expect, if at all, for a variety of reasons, including management distractions and potential operational disruptions during the transition; increased exposure to market volatility, and any such failure to achieve the anticipated benefits could adversely affect our future financial condition, results of operations and cash flows.

The consummation of the Exzeo initial public offering in November 2025 also resulted in a dilution of our economic interest in Exzeo, and as a result we will only benefit from a portion of any profits and growth of that business, and from any dividends and other distributions from that business, if any. We currently do not expect Exzeo to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to our tax allocation agreement among us and our subsidiaries, including Exzeo. If Exzeo discontinues the payment of, or is unable to pay, such distributions to us, this will reduce our available liquidity. Furthermore, the terms of any indebtedness incurred by Exzeo may limit the ability of Exzeo to pay dividends or make other distributions to us, or to amend the agreements between Exzeo and us and our other subsidiaries.

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

The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks and other new product offerings. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and thus, price our products accurately, is subject to several risks and uncertainties, some of which are outside of our control, including:

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

Our foreign operations expose us to additional risks, which could negatively impact our business, operating results, and financial condition.

Our foreign operations, in countries such as India and Bermuda, expose us to additional risks including income tax risks, currency exchange rate fluctuations and risks related to other challenges caused by distance, language, and compliance with foreign labor laws and other complex foreign and U.S. laws and regulations that apply to our foreign operations. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, among others. Violations of these laws and regulations could result in fines and penalties, or criminal sanctions against us, our officers, or our employees. Although policies and procedures are designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

In 2023, United Property & Casualty Insurance Company (“United”), an insurer for which we provided reinsurance, was placed into receivership by the State of Florida due to its financial insolvency. As a result, our agreements with United were terminated. Although there have been withdrawals from funds held in trust in settlement for claims and claims processing services, we cannot predict the actions a receiver might take with regards to restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on our financial position and results of operations.

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

The insurance industry is highly regulated and supervised. Our insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled and the states in which they transact insurance business. Such supervision and regulation is primarily designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

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

In certain states, including Florida, insurance companies are subject to assessments levied by the states where they conduct their business. While we can recover these assessments from Florida policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our consolidated financial statements and may cause a material, adverse effect on our cash flows and results of operations in a particular reporting period.

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

There is constant emerging science on climate change. Climate change may affect the frequency and severity of storms, and other weather events, and negatively affect our business, results of operations, and/or financial condition.

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

ITEM 1B – Unresolved Staff Comments

Not applicable.

ITEM 1C – Cybersecurity

We rely on digital technology to conduct our businesses and interact with customers, policyholders, agents, and vendors. With this reliance on technology comes the associated security risks from the use of communication technology and networks.

Risk Management and Strategy

The goal of our cybersecurity risk management strategy is to protect the privacy, integrity, and availability of our critical systems and information. Our processes are designed to identify, assess, and manage material risks from cybersecurity threats as part of our entity-wide risk management efforts. To safeguard our data and the data of our customers, management utilizes a multi-layered approach including the use of an external security operations center that specializes in the detection and containment of cyber-attacks. For protection of endpoint devices connected to our network, we use third-party managed detection and response security software. Perimeter defense technology is used to filter e-mail for threats from malware, viruses, phishing attempts, and network firewalls are used to monitor incoming and outgoing network traffic.

Tools utilized to prevent threats include multifactor authentication, e-mail security services, mobile e-mail security policies, virtual private networks, third-party security experts, and timely applications of software patches, among others. We conduct annual penetration testing, disaster recovery testing, internal and external audits of our cybersecurity controls, as well as simulated cyberattack scenarios to evaluate our preparedness for these situations. Employees are required to complete mandatory semiannual cybersecurity training and participate in periodic phishing simulations. We also maintain cyber insurance coverage, which includes access to a cyber incident response team in the event of a cybersecurity incident.

Management of cybersecurity risks also extends to third-party service providers engaged for specialized functions. Oversight of these providers is maintained through a third-party risk management process which includes obtaining and reviewing independent service organization audit reports on Service Organization Controls (“SOC”) to evaluate the design and operating effectiveness of relevant controls. Certain third-party providers are monitored and reviewed through oversight procedures performed by external service providers to assess controls related to data protection, system security, and access management.

We respond to cybersecurity events in accordance with our Cyber Security Incident Response Plan (“CSIRP”), which follows the guidance of the National Institute of Standards and Technology Cybersecurity Framework and provides for assessment, mitigation, and if necessary, remediation of any effects of a system breach. We also conduct annual breach simulations with internal information technology teams to test each step of our CSIRP.

There have been no cybersecurity events in the past that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition. Although we believe our defenses against cyber-intrusions are sufficient, we continue to update our prevention programs to respond to sophisticated and rapidly evolving attempts to overcome our security measures. Such continuing threats could have a variety of adverse business impacts. See Item 1A – “Risk Factors” under the heading “Security and fraud risks” above for additional information on risks to our business from cybersecurity incidents and related matters.

Governance

Cybersecurity is a critical component of our overall risk management process. Our Board of Directors oversees our cybersecurity risk management, including oversight of policies, processes, and material risks related to cyber security.

Responsibility for the assessment and management of cybersecurity risks resides with senior management. The members of management responsible for managing cybersecurity threats are HCI Group’s Vice President of Information Technology and the Chief Technology Officer of Exzeo. Both the Vice President of Information Technology and the Chief Technology Officer have extensive experience in information technology, operations, network security, and cybersecurity risk management, including the implementation and monitoring of security controls, coordination with third-party security service providers, and defense of computer networks against cyber intrusions. In addition, HCI Group's Director of Cybersecurity is dedicated to overseeing our multi-layered cybersecurity defenses and leads monthly security meetings attended by information technology managers.

Day to day cybersecurity operations are supported by internal information technology personnel with experience in system security, threat monitoring, incident detection, and response, who are responsible for implementing cyber security controls, monitoring threats and coordinating response activities.

Our Board receives periodic updates from management regarding cybersecurity risks, controls, and any material cybersecurity incidents. At least one member of the Board has information technology and cybersecurity-related experience, which supports the Board's oversight of cybersecurity risk management.

ITEM 2 – Properties

Real Estate Owned and Used in Operations

Tampa, Florida. Coconut Palm. The real estate consists of 10.4 acres of land and a two-story office building with gross area of approximately 64,850 square feet and currently serves as HCI Group, Inc.’s corporate headquarters.

Tampa, Florida. Century Park. The real estate consists of 6.2 acres of land and a four-story office building with gross area of approximately 68,908 square feet and currently serves as Exzeo’s corporate headquarters. As of December 31, 2025, this property serves as collateral to a 4.55% promissory note of $4.1 million which matures in August 2036.

Ocala, Florida. Silver Springs. The real estate consists of 1.5 acres of land and a two-story office building with gross area of approximately 12,896 square feet. The facility is 100% designated as an auxiliary office for Exzeo.

Real Estate Investments

Tierra Verde, Florida. Tierra Verde. The real estate consists of 7.1 acres of waterfront property, a dry rack storage building with gross area of 57,500 square feet, and two buildings with retail space having an aggregate gross area of approximately 23,912 square feet. This marina facility is owned and operated by us. Approximately 6% of the available retail space is occupied as our marina office and 33% of the retail space is leased to non-affiliates. We are currently assessing redevelopment opportunities for this property.

Treasure Island, Florida. Treasure Island. The real estate consists of approximately 9.1 acres of waterfront property, a restaurant, and a marina facility. The marina facility is currently owned and operated by us. The restaurant facility is leased to an unrelated party that operates several restaurants in the area.

Riverview, Florida. Riverview Station. The real estate consists of 2.3 acres of land with a gas station and a retail shopping center with 12,945 of rentable space. The entirety of this property is leased to non-affiliates.

Clearwater, Florida. Clearwater Market. The real estate consists of 6.1 acres of land and a retail shopping center with 58,692 square feet of rentable space. The shopping center is anchored by an ALDI supermarket. Approximately 94% of the rentable space is leased to non-affiliates and the remaining space is available for lease. As of December 31, 2025, this property serves as collateral to a 5.50% promissory note of $11.4 million which matures in July 2033.

Tampa, Florida. Westview. We own approximately 8.6 acres of undeveloped land that we acquired in February 2019.

Haines City, Florida. Shops at the Grove. The real estate consists of approximately 15.5 acres of land and a retail shopping center with 60,748 square feet of rentable space. The shopping center is anchored by a Publix supermarket. Approximately 94% of the rentable space is leased to non-affiliates and the remaining space is available for lease. As of December 31, 2025, this property serves as collateral to a 5.65% promissory note of $16.9 million which matures in August 2035.

Tampa, Florida. Corporate Oaks. The real estate consists of 10.4 acres of land and three three-story office buildings with gross area of approximately 189,147 square feet. The entirety of this property is leased to the Government Employee Insurance Company (“GEICO”).

St. Petersburg, Florida. Carillon Park. The real estate consists of 12.4 acres of land and two two-story office buildings with gross area of approximately 179,723 square feet. The rentable space is unoccupied and is currently being marketed for lease to non-affiliated tenants.

Leased Property

Noida, India. We lease 15,000 square feet of office space for our information technology operations for Exzeo. The lease is scheduled to expire on January 31, 2031.

Plantation, Florida. We lease approximately 5,700 square feet of office space for our claims related administration. The lease is scheduled to expire on May 31, 2028.

We believe all of our properties are adequate and suitable for our business and are adequately maintained.

ITEM 3 – Legal Proceedings

We are a party to litigation and other legal matters arising in the ordinary course of our business. From time to time, we are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. Although we cannot predict with certainty the ultimate resolution of the litigation and other legal matters we are a party to, we do not believe that any known or potential litigation and other legal matters will have a material, adverse effect on our consolidated financial position, results of operations, or cash flows. See Note 21 “Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “HCI.”

Holders

As of February 20, 2026, there were 253 holders of record of our common stock, which does not include the number of stockholders who hold our common stock through banks, brokers, and other financial institutions.

Dividends

The declaration and payment of dividends is at the discretion of our Board. Our ability to pay dividends depends on many factors, including the Company’s operating results, financial condition, capital requirements, the availability of cash from our subsidiaries and legal and regulatory constraints and requirements on the payment of dividends and other factors that our Board deems relevant.

Our insurance subsidiaries are subject to restrictions on the dividends they may pay. Those restrictions could impact our ability to pay dividends in the future.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, a Florida domestic insurer may not make dividend payments or distributions to its stockholders without prior approval of the FLOIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

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

During 2025, our insurance subsidiaries paid dividends of $14.0 million to HCI.

Performance Graph

The following graph compares the 5-year cumulative total dollar return to shareholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2020 and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

HCI Group, Inc.
Russell 2000 Index
NASDAQ Insurance Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025

Based on an initial investment of $100 on December 31, 2020 with dividends reinvested.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Equity Securities

None.

Issuer Purchase of Equity Securities

The number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted stock awards issued under our stock-based compensation plan is summarized below:

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (b)
October 31, 2025	3,880	$206.37	—	$—
November 30, 2025	—	$—	—	$—
December 31, 2025	—	$—	—	$—
	3,880	$206.37	—

ITEM 6 – Reserved

Not applicable.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.

Included below are year-over-year comparisons between 2025 and 2024. For information on year-over-year comparisons between 2024 and 2023, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2025.

The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates involving risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in the sections of this Annual Report titled Item 1A “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

BUSINESS AND BASIS OF PRESENTATION

We are primarily engaged in the property and casualty insurance business. We provide various homeowners’ property and casualty insurance products for properties located in the State of Florida, which is our primary market, as well as in other states in the northeast and southeast regions of the U.S.

Our insurance operations are supported by other insurance-related subsidiaries within the consolidated group. Exzeo provides turn-key insurance technology and operations solutions based on a proprietary platform of purpose-built software and data analytics applications that are specifically designed for the property and casualty insurance ecosystem. We utilize Exzeo's internally developed software technologies to identify profitable underwriting opportunities, drive efficiency in claim processing and settlements, and streamline operations across our insurance operations and other insurance-related businesses.

We also provide AIF services for reciprocal insurance exchanges owned by their policyholders. Although we do not have any equity interest in the reciprocal insurance exchanges, we are required to consolidate them as their primary beneficiary. In addition, we have a commercial real estate group that is primarily engaged in the business of developing and operating commercial properties for investment purposes or for our own use.

We identify our segments based on the manner in which our Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions regarding the allocation of resources. We have five reportable segments: Insurance Operations, Exzeo, Reciprocal Exchange Operations, Real Estate, and Corporate and Other. Due to their economic characteristics, our property and casualty insurance division and reinsurance operations, excluding the insurance operations under Reciprocal Exchange Operations, are grouped together into one reportable segment under Insurance Operations. The Exzeo segment includes insurance technology and operations solutions for property and casualty insurance carriers. The Reciprocal Exchange Operations segment represents the insurance operations of consolidated reciprocal insurance exchanges that are owned by their policyholders. The Real Estate segment relates to our commercial real estate group that is primarily engaged in the business of developing and operating commercial properties for investment purposes or for our own use. The Corporate and Other segment represents the activities of the holding companies and any other operations that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenue, and results of operations. Refer to Note 15 “Segment Information” to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

All financial information presented in this section has been prepared in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes the accounts of HCI Group, Inc. and its subsidiaries and consolidated VIEs. All intercompany transactions have been eliminated.

FACTORS AFFECTING OPERATING RESULTS

Our general operating and growth strategies are to continually optimize our existing book of insurance business, organically expand our insurance business, manage our costs and expenses, diversify our business operations, develop and deploy new technologies to streamline operational processes, and maintain a strong balance sheet so we can quickly pursue accretive opportunities when they arise. Our growth strategies also include policy assumption from third-party insurance companies with the intention of renewing and/or replacing them with our policies.

Our insurance business has grown both organically and through strategic policy assumptions, which have been a key driver of our expansion. We have participated in legislatively mandated take-out programs, designed to reduce the state’s risk exposure by transitioning policies from Citizens, a Florida state supported insurer, to private insurers. We selectively pursue additional assumption opportunities with Citizens when they align with our risk appetite and growth strategy. We also assume policies from other insurance companies in Florida and/or any other state in which we operate.

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

Recent Events

The table below shows the number of policies and annualized gross premiums assumed from Citizens during the periods presented:

Years Ended December 31,	Policies Assumed	Annualized Gross Premiums ('000)
2025	60,820	$216,728
2024	52,805	315,062
2023	59,860	224,789
Total	173,485	$756,579

During 2025, approximately 33,000 policies with annualized premiums of $115.9 million assumed relate to Tailrow, which commenced operations during 2025. During 2024, approximately 700 policies with annualized premiums of $81.7 million assumed relate to CORE, which commenced operations during 2024. Both CORE and Tailrow represent consolidated reciprocal insurance exchanges that are ultimately owned by their policyholders. Accordingly, all of the net income associated with CORE and Tailrow is included in net income attributable to noncontrolling interests.

On November 6, 2025, Exzeo closed its initial public offering, issuing 8,000,000 shares of common stock at a price of $21.00 per share for gross proceeds of $168.0 million. Underwriting and offering costs totaled $13.2 million and were recorded as a reduction of the proceeds received. The net proceeds were allocated as $129.2 million to additional paid-in capital and $25.5 million to noncontrolling interest on the consolidated balance sheet with no recognition of a gain or loss on the consolidated statements of income. As of December 31, 2025, we owned approximately 82.5% of Exzeo's outstanding shares of common stock, inclusive of unvested restricted stock. Accordingly, Exzeo remains a consolidated, majority-owned, subsidiary of HCI Group, Inc. As the initial public offering diluted HCI's ownership of Exzeo, the amount of Exzeo's net income included in net income attributable to noncontrolling interests will increase in subsequent periods.

On January 22, 2024, Exzeo entered into a Stock Redemption Agreement with Centerbridge which allowed Exzeo to redeem all of the Exzeo Series A Preferred Stock held by Centerbridge. The redemption occurred prior to an optional February 26, 2025 redemption right held by Centerbridge. The redemption totaled $100.0 million plus accrued and unpaid dividends of approximately $2.9 million. At redemption, the difference between the consideration transferred of $102.9 million and the redemption date carrying value of $96.7 million was recorded as a deemed dividend and included in net income attributable to redeemable noncontrolling interests. Subsequent to the redemption, there are no other transactions impacting net income attributable to redeemable noncontrolling interests.

KEY PERFORMANCE INDICATORS

We make strategic decisions, measure our performance, evaluate our business, and identify trends in our business using certain key performance indicators, including the operating metrics gross loss ratio, net expense ratio, and net combined ratio. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies. Additionally, we compute and disclose other ratios for informational purposes only.

Gross Loss Ratio

Gross loss ratio is defined as losses and loss adjustment expenses in relation to gross premiums earned. The gross loss ratio represents the percentage of our premiums used to cover our losses. We use the gross loss ratio as a metric to measure and monitor our underwriting and pricing practices.

Gross Expense Ratio

Gross expense ratio is defined as total expenses excluding losses and loss adjustment expenses and interest expense in relation to gross premiums earned. The gross expense ratio represents the percentage of our gross premiums used on operating expenses. We use the gross expense ratio as a metric to measure and monitor the efficiency of our operating and overhead costs.

Net Combined Ratio

Net combined ratio is defined as total expenses excluding interest expense in relation to net premiums earned. The net combined ratio represents the combination of the net loss ratio and net expense ratio. We use the net combined ratio as a metric to measure and monitor our overall profitability.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts or as otherwise indicated):

	Years Ended December 31,			2025 vs. 2024	2024 vs. 2023
	2025	2024	2023	Change	Change
Revenue
Gross premiums earned	$1,236,145	$1,083,220	$765,512	$152,925	$317,708
Premiums ceded	(414,479)	(405,659)	(269,627)	(8,820)	(136,032)
Net premiums earned	821,666	677,561	495,885	144,105	181,676
Net investment income	65,411	59,148	46,234	6,263	12,914
Net realized investment gains (losses)	2,753	3,384	(1,996)	(631)	5,380
Net unrealized investment gains	123	2,644	3,215	(2,521)	(571)
Policy fee income	6,858	4,639	4,704	2,219	(65)
Other income	4,135	2,675	2,628	1,460	47
Total revenue	900,946	750,051	550,670	150,895	199,381
Expenses
Losses and loss adjustment expenses	241,827	374,708	254,579	(132,881)	120,129
Policy acquisition and other underwriting expenses	122,426	99,402	90,822	23,024	8,580
General and administrative personnel expenses	72,125	63,152	53,868	8,973	9,284
Interest expense	9,156	13,344	11,117	(4,188)	2,227
Other operating expenses	26,082	26,018	22,634	64	3,384
Total expenses	471,616	576,624	433,020	(105,008)	143,604
Income before income taxes	429,330	173,427	117,650	255,903	55,777
Income tax expense	108,935	45,846	28,393	63,089	17,453
Net income	320,395	127,581	89,257	192,814	38,324
Net income attributable to redeemable noncontrolling interests	—	(10,149)	(9,370)	10,149	(779)
Net income attributable to noncontrolling interests	(21,390)	(7,479)	(853)	(13,911)	(6,626)
Net income after noncontrolling interests	$299,005	$109,953	$79,034	$189,052	$30,919
Ratios to Net Premiums Earned:
Loss Ratio	29.4%	55.3%	51.3%	(25.9)%	4.0%
Expense Ratio (excluding interest expense)	26.9%	27.8%	33.7%	(0.9)%	(5.9)%
Combined Ratio (excluding interest expense)	56.3%	83.1%	85.0%	(26.8)%	(1.9)%
Ratios to Gross Premiums Earned:
Loss Ratio	19.6%	34.6%	33.3%	(15.0)%	1.3%
Expense Ratio (excluding interest expense)	17.8%	17.4%	21.9%	0.4%	(4.5)%
Combined Ratio (excluding interest expense)	37.4%	52.0%	55.2%	(14.6)%	(3.2)%
Earnings Per Share:
Basic	$24.58	$10.59	$9.13	$13.99	$1.46
Diluted	$22.72	$8.89	$7.62	$13.83	$1.27

Comparison of the Year Ended December 31, 2025 with the Year Ended December 31, 2024

Revenue

Gross Premiums Earned increased primarily due to a higher volume of policies in force as a result of the addition of policies assumed from Citizens during the fourth quarter of 2024, the first quarter of 2025, and the fourth quarter of 2025. During 2025, gross premiums earned were $1,145.8 million from Insurance Operations and $95.6 million from Reciprocal Exchange Operations. During 2024, gross premiums earned were $1,036.1 million from Insurance Operations and $51.2 million from Reciprocal Exchange Operations.

Premiums Ceded increased primarily due to growth in the volume of policies in force and total insured value, partially offset by a $62.9 million non-recurring amount included in 2024 as a result of unfavorable adjustments related to retrospective provisions due to the effects of Hurricane Milton and Hurricane Helene. Premiums ceded represented 33.5% and 37.5% of gross premiums earned during 2025 and 2024, respectively.

Our premiums ceded represent costs of reinsurance (i) to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts, (ii) to provide additional loss coverage on a high-value individual risk basis through facultative reinsurance, or (iii) to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Under contracts in effect prior to June 1, 2025, reinsurance costs could be adjusted by retrospective provisions under reinsurance contracts. There were no adjustments to premiums ceded related to retrospective provisions during 2025 as opposed to an increase of $44.3 million during 2024.

Net Premiums Earned represent gross premiums earned less premiums ceded.

Net Premiums Written represent premiums charged on policies issued during the period less any applicable reinsurance costs.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net Premiums Written	$880,291	$761,108
Increase in Unearned Premiums	(58,625)	(83,547)
Net Premiums Earned	$821,666	$677,561

The increase in net premiums written is primarily due to a higher volume of policies in force as described above. We had approximately 313,400 policies in force as of December 31, 2025 compared to approximately 271,300 policies in force as of December 31, 2024.

Expenses

Losses and Loss Adjustment Expenses decreased as 2025 did not have any losses from catastrophic events while 2024 included net losses of $78.2 million from Hurricane Milton, $43.0 million from Hurricane Helene, and $6.5 million from Hurricane Debby. In addition, while we have a higher volume of policies in force, we have experienced a reduction in claim and litigation frequency over the comparative periods during 2025. The gross loss ratio for 2025 was 19.6% compared to 34.6% for 2024. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. The overall increase was primarily due to a higher volume of premiums in force in the comparative periods.

General and Administrative Personnel Expenses include salaries, wages, payroll taxes, stock-based and other incentive compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The year-over-year increase was primarily attributable to an increase in stock-based and other incentive compensation as well as an increase in salaries and wages.

Interest Expense decreased primarily as a result of the conversion of $172.5 million of 4.75% convertible senior notes during 2025, which also resulted in a $1.1 million debt conversion expense included in other operating expenses.

Income Tax Expense increased primarily as a result of an increase in income before taxes. The effective tax rate for 2025 and 2024 was 25.4% and 26.4%, respectively. Incorporated within each rate is the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

Ratios

The gross loss ratio decreased due to the decrease in losses and loss adjustment expenses and the increase in gross premiums earned.

The net expense ratio decreased primarily due to the increase in net premiums earned, partially offset by the increase in policy acquisition and other underwriting expenses and the increase in general and administrative personnel expenses.

Our net combined ratio decreased due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Throughout our history, our liquidity requirements have been met through issuances of our common and preferred stock, debt offerings, and funds from operations. We expect our future liquidity requirements will be met by funds from operations, primarily the cash received by our insurance subsidiaries from premiums written and investment income. We may consider raising additional capital through debt and/or equity offerings to support our growth and future investment opportunities.

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

As of December 31, 2025, we have $1.2 billion of cash and cash equivalents. We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest and principal on our debt, dividends, and to fund operating expenses and real estate acquisitions.

Revolving Credit Facility

As of December 31, 2025, we are party to a senior secured revolving credit facility with Fifth Third Bank (“Revolving Credit Facility”). The Revolving Credit Facility currently provides borrowing capacity of up to $150.0 million and expires on November 5, 2030. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the one or three month SOFR plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio, with interest payments due in arrears on January 1, April 1, July 1, and October 1.

As of December 31, 2025, we had an outstanding balance of $36.0 million and had an available borrowing capacity of $114.0 million under the Revolving Credit Facility. As of December 31, 2025, we were in compliance with all required covenants. Refer to Note 10 “Revolving Credit Facility” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Long-Term Debt

The following table summarizes the principal and interest payment obligations for our long-term debt as of December 31, 2025 (principal in thousands):

					December 31,
Debt Description	Issued	Maturity	Interest Rate	Payment Date	2025
4.55% Promissory Note	7/6/2018	8/1/2036	4.55%	Monthly	$4,125
5.50% Promissory Note	6/26/2023	7/1/2033	5.50%	Monthly	11,422
5.65% Promissory Note	7/24/2025	8/1/2035	5.65%	Monthly	16,896
Total principal amount					$32,443

Refer to Note 11 “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

At-The-Market Facility

On January 22, 2024, we implemented an “at-the-market” facility (the “ATM Facility”) which gives us the ability to raise up to $75.0 million through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). We have no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of December 31, 2025, the remaining availability under the ATM Facility was $75.0 million.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and available-for-sale fixed-maturity and equity securities.

As of December 31, 2025, we had $663.2 million of available-for-sale fixed-maturity and equity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new available-for-sale fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing available-for-sale fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new available-for-sale fixed-maturity investments but increases the market value of existing available-for-sale fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Withdrawals from limited partnership investments are generally not permitted and distributions occur when the underlying investments of the limited partnership investments are liquidated. Additionally, two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. As of December 31, 2025, there were unexpired capital commitments of $3.7 million. Refer to Note 5 “Investments” of our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Real Estate Investments

Real estate investments have long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investments portfolio should an opportunity arise.

Dividends

On January 14, 2026, our Board declared a quarterly dividend of $0.40 per common share. The dividends will be paid on March 20, 2026 to stockholders of record on February 20, 2026.

Sources and Uses of Cash

The following table is a summary of our cash flow activity for the periods presented (in thousands):

	Years Ended December 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	Change	Change
Net cash provided by operating activities	$444,449	$331,816	$230,658	$112,633	$101,158
Net cash provided by (used in) investing activities	87,272	(260,110)	4,269	347,382	(264,379)
Net cash provided by (used in) financing activities	146,197	(75,174)	67,117	221,371	(142,291)
Effect of exchange rate changes on cash	(229)	(112)	(42)	(117)	(70)
Net increase (decrease) in cash and cash equivalents and restricted cash	$677,689	$(3,580)	$302,002	$681,269	$(305,582)

Cash Flows for the Year Ended December 31, 2025

Net cash provided by operating activities during 2025 was approximately $444.4 million, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $146.1 million less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash provided by investing activities of $87.3 million was primarily due to the proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities of $627.6 million, the proceeds from sales of available-for-sale fixed-maturity and equity securities of $42.7 million, distributions of return of capital from limited partnership investments of $2.3 million, and proceeds from sales of real estate investments of $2.0 million, offset by purchases of available-for-sale fixed-maturity, equity securities, and other investments of $555.3 million, purchases of real estate investments of $28.4 million, and purchases of property and equipment of $3.6 million. Net cash provided by financing activities totaled $146.2 million, which was primarily due to proceeds from the issuance of noncontrolling interests of $156.2 million, proceeds from the issuance of long-term debt of $17.0 million, and net surplus contribution from subscribers of $6.7 million, offset by $19.3 million of cash dividend payments, net repayment of the line of credit agreement of $8.0 million, net share settlements of $1.5 million, and net share settlements of noncontrolling interests of $1.5 million.

Cash Flows for the Year Ended December 31, 2024

Net cash provided by operating activities during 2024 was approximately $331.8 million, which consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $131.6 million less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments. Net cash used in investing activities of $260.1 million was primarily due to the purchases of available-for-sale fixed-maturity and equity securities of $836.6 million, the purchases of real estate investments of $16.1 million, the purchases of property and equipment of $4.1 million, and additional investments in limited partnership interests of $1.2 million, offset by the proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities of $457.1 million, the proceeds from sales of available-for-sale fixed-maturity and equity securities of $137.2 million, and distributions received from limited partnership investments of $3.6 million. Net cash used in financing activities totaled $75.2 million, which was primarily due to the redemption of redeemable noncontrolling interests of $100.0 million, $16.6 million of cash dividend payments, cash dividends paid to redeemable noncontrolling interests of $2.9 million, $1.0 million of net share settlements, and repayments of long-term debt of $0.5 million, offset by net borrowing under the line of credit agreement of $44.0 million and net surplus contribution from noncontrolling interests of $2.9 million.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2025, we had unexpired capital commitments for limited partnerships investments of $3.7 million as described above. We do not have any other arrangements giving rise to material obligations that are not reported in our consolidated balance sheets as described in Item 303 of SEC Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to select accounting policies and make estimates that affect amounts reported in the consolidated financial statements and the accompanying notes. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.

The following discussion includes estimates prepared in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations, and are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

We believe our accounting policies and estimates specific to losses and loss adjustment expenses, reinsurance recoverable, income taxes, stock-based compensation expense, and limited partnership investments involve our most significant judgments and estimates material to our consolidated financial statements.

Refer to the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of our significant accounting policies and the effect on our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses. We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (LAE). LAE are costs associated with the investigation, evaluation, adjustment, and settlement of insurance claims and can be either allocated, costs directly attributable to a specific claim, or unallocated, costs that cannot be directly attributed to a specific claim. Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been reported, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to us (“IBNR”). Reserves established by us represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss and LAE reserves represent management’s best estimate of our company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss and LAE reserves is complex and inherently imprecise, as it involves the estimation of the outcome of future uncertain events. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. In determining loss and LAE reserves, we give careful consideration to all available data and actuarial analyses.

Currently, our estimated ultimate liability is calculated using the principles and procedures described in Note 13 “Losses and Loss Adjustment Expenses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K, which are applied to the lines of business written. However, because the establishment of loss and LAE reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss and LAE reserves and have a material, adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

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

Year Ended December 31, 2025
Change in Reserves	Reserves	Percentage Change in Equity, Net of Tax
-20.0%	461,196	7.78%
-15.0%	490,021	5.83%
-10.0%	518,846	3.89%
-5.0%	547,670	1.94%
Base	576,495	—
5.0%	605,320	(1.94)%
10.0%	634,145	(3.89)%
15.0%	662,969	(5.83)%
20.0%	691,794	(7.78)%

Reinsurance Recoverable. In the normal course of business, we seek to reduce the loss that may arise from catastrophes or other events by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Our reinsurance recoverable balance represents an estimate of the amount of paid and unpaid losses and loss adjustment expenses that is recoverable from reinsurers. This estimate is determined in a manner consistent with the terms of the applicable reinsurance contracts and based on the ultimate losses and loss adjustment expenses we expect to incur. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimate may vary significantly from the eventual outcome.

From time to time, our reinsurance contracts may include retrospective provisions that adjust premiums based on the loss experience under the contract. In accordance with U.S. GAAP, we will recognize an asset in the period in which the absence of loss experience obligates the reinsurer to pay cash or other consideration under the contract. In the event that a loss arises, we will derecognize such asset in the period in which a loss arises. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments to the asset or liability, which accrue throughout the contract term, will negatively impact our operating results when a catastrophic loss event occurs during the contract term.

Income Taxes. We file consolidated federal and state income tax returns and allocate taxes among our subsidiaries in accordance with a written tax-allocation agreement.

We account for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred income tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amount of deferred income tax assets to the estimated realization amount.

The valuation allowance for deferred income tax assets relates to the uncertainty of the utilization of U.S. federal, state and foreign deferred income tax assets. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, which include our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions related to the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.

We recognize positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. We record liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. We include interest and penalties associated with unrecognized tax benefits as income tax expense and as a component of the recorded balance of unrecognized tax benefits.

Stock-Based Compensation. We issue stock-based compensation awards to employees and non-employee directors on a periodic basis in the form of stock options and restricted stock awards. The fair value of a stock-based award is determined on the date of grant and recognized over a period of time, depending on the type and conditions underlying the award.

For stock-based awards that contain only a service-based vesting condition, the grant date fair value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of a stock option is determined using the Black-Scholes option-pricing model, which uses the following significant inputs and assumptions: (i) the price per share of common stock, (ii) the exercise price, (iii) the risk-free interest rate, (iv) the dividend yield, (v) the contractual term, and (vi) the estimated volatility. These inputs are developed based on historical data and market information. The fair value of a restricted stock award is determined by the market price of the stock on the date of grant.

For restricted stock awards that contain a market-based vesting condition, fair value is determined using a Monte Carlo simulation model with the assistance of a third-party valuation specialist. Additionally, the grant date fair value of the award is recognized as compensation expense on a straight-line basis over the derived service period, which is also determined using a Monte Carlo simulation. The recognition of expense may be accelerated if the market conditions are met sooner than estimated.

For stock-based awards granted by a non-public subsidiary, an independent valuation specialist will assist in determining the fair value of the underlying stock price of the subsidiary using different valuation methods such as a Monte Carlo simulation model and a binomial distribution model. Inputs such as an estimated stock price of our private subsidiary and expected price volatility used in these valuation methods are derived mathematically from a data analysis of many public peer companies with similar characteristics.

Our stock-based compensation awards are equity-classified with the associated compensation expense included in general and administrative personnel expenses in the consolidated statements of income. Stock-based compensation for awards granted under a subsidiary's stock-based compensation plan are included in noncontrolling interests in the consolidated balance sheets. Forfeitures are accounted for as they occur.

Limited Partnership Investments. We have interests in limited partnerships that are not registered under the U.S., the securities laws of any state or the securities laws of any other jurisdictions. The partnership interests cannot be resold in the public market and any withdrawal is subject to the terms and conditions of the partnership agreements. We have no influence over partnership operating and financial policies. We use the equity method to account for the investments with ownership interest greater than five percent. For the investments with ownership interest at five percent or less, we use the net asset value method to estimate the fair value of these investments. We generally recognize our share of the limited partnerships’ earnings or losses on a three-month lag. Due to the lag, we may record an adjustment to our most recent share of net asset value when the amount can be reasonably estimated and a significant adverse impact on the net asset value is expected as a result of a major economic event.

Net investment income or loss from limited partnerships represents a net aggregate amount of operating results allocated to us based on the percentage of ownership interest in each limited partnership. These limited partnerships measure their investments at fair value and reflect the related unrealized gains and losses in their statements of income. Accordingly, the application of the equity method and the net asset value method result in the carrying value of limited partnership investments to approximate their estimated fair value as of each reporting date.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 “Recent Accounting Pronouncements” to the consolidated financial statements included in this Annual Report on Form

10-K for further information about recent accounting pronouncements and adoptions.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio as of December 31, 2025 included available-for-sale fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by an investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

Our investment portfolio is exposed to interest rate risk, credit risk, and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the value of our investment portfolio.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our available-for-sale fixed-maturity securities as of December 31, 2025 (dollar amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$525,268	$(72,061)	-12%
200 basis point increase	548,398	(48,931)	-8%
100 basis point increase	572,418	(24,911)	-4%
100 basis point decrease	623,129	25,800	4%
200 basis point decrease	649,820	52,491	9%
300 basis point decrease	677,401	80,072	13%

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

The following table presents the composition of our available-for-sale fixed-maturity securities, by rating, as of December 31, 2025 (dollar amounts in thousands):

Comparable Rating	Cost or Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$4,787	1%	$4,774	1%
AA+, AA, AA-	337,239	57%	338,316	57%
A+, A, A-	67,103	11%	67,435	11%
BBB+, BBB, BBB-	178,677	30%	179,332	30%
B+,B,B-	2,174	0%	2,082	0%
Not Rated	5,403	1%	5,390	1%
Available-for-sale fixed-maturity securities	$595,383	100%	$597,329	100%

Equity Price Risk

Our equity investment portfolio as of December 31, 2025 included common stocks, perpetual preferred stocks, mutual funds, and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities as of December 31, 2025 (dollar amounts in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Consumer	$5,748	9%
Financial	6,200	9%
Communications	4,596	7%
Other (1)	5,146	8%
	21,690	33%
Mutual funds and exchange-traded funds by type:
Debt	34,772	53%
Equity	1,940	3%
Alternative	7,488	11%
	44,200	67%
Equity Securities	$65,890	100%

(1) Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

As of December 31, 2025, we did not have any material exposure to foreign currency related risk.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of HCI Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HCI Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for Losses and Loss Adjustment Expenses

As described in Note 2 “Summary of Significant Accounting Policies” and Note 13 “Losses and Loss Adjustment Expenses” to the financial statements, the Company’s reserves for losses and loss adjustment expenses (“LAE”) reported in the consolidated balance sheet were $576.5 million as of December 31, 2025. Reserves for losses and LAE reflect management’s best estimate regarding the Company’s ultimate losses, resulting in a liability for claims that have been reported, but not yet paid, and claims that have been incurred but not yet reported. The reserves are based on the application of actuarial techniques and other projection methodologies, taking into consideration other facts and circumstances known at the balance sheet date. The methods used by management in determining the reserves for losses and LAE are complex and subjective with various key inputs and assumptions. Judgement is required to determine the inputs and assumptions used and these can significantly impact the reserves recognized. The most significant judgments include the choice of the appropriate standard actuarial reserving methods, the selection of loss development factors that place reliance on actual historical loss experience, current claim trends, and the prevailing social, economic and legal environments, and reserves derived specific to catastrophe events.

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
•
We performed analytical procedures over the Company’s recorded reserves in relation to the Company’s appointed actuary’s range of reserve estimates.
•
We engaged an actuary as an auditor’s specialist to independently assess the Company’s appointed actuary’s selection of actuarial methods and assumptions and the resulting reserve ranges and point estimates.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2013.

Charlotte, North Carolina

February 26, 2026

Report of Independent Registered Public Accounting Firm on Internal Control

To the Stockholders and Board of Directors of HCI Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited HCI Group, Inc. and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company for each of the three years in the period ended December 31, 2025, and our report dated February 26, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Forvis Mazars, LLP

Charlotte, North Carolina

February 26, 2026

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2025	2024
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $595,383 and $719,536, respectively and allowance for credit losses: $0 and $0, respectively)	$597,329	$718,537
Equity securities, at fair value (cost: $61,597 and $52,030, respectively)	65,890	56,200
Limited partnership investments	17,690	20,802
Real estate investments	103,746	79,120
Other investments	5,000	—
Total investments	789,655	874,659
Cash and cash equivalents (a)	1,210,126	532,471
Restricted cash (a)	3,748	3,714
Income taxes receivable (a)	1,332	463
Deferred income tax assets, net (a)	2,237	72
Premiums receivable, net (allowance: $4,469 and $5,891, respectively) (a)	57,494	50,582
Prepaid reinsurance premiums (a)	50,127	92,060
Reinsurance recoverable, net of allowance for credit losses (a):
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	27,855	36,062
Unpaid losses and loss adjustment expenses (allowance: $97 and $186, respectively)	262,041	522,379
Deferred policy acquisition costs (a)	59,722	54,303
Property and equipment, net	28,939	29,544
Intangible assets, net	2,683	5,206
Funds withheld for assumed business	5,254	11,690
Other assets (a)	27,715	17,008
Total assets	$2,528,928	$2,230,213

(a)
See Note 14 for details of balances associated with variable interest entities.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(In thousands, except share amounts)

	December 31,
	2025	2024
Liabilities, Redeemable Noncontrolling Interests and Equity
Losses and loss adjustment expenses (a)	$576,495	$845,900
Unearned premiums (a)	643,328	584,703
Advance premiums (a)	19,302	18,867
Reinsurance payable on paid losses and loss adjustment expenses	—	2,496
Ceded reinsurance premiums payable (a)	27,591	18,313
Assumed premiums payable (a)	1,744	2,176
Income taxes payable (a)	12,782	5,451
Deferred income tax liabilities, net (a)	3,814	2,830
Revolving credit facility	36,000	44,000
Long-term debt	31,877	185,254
Accrued expenses and other liabilities (a)	61,351	51,182
Total liabilities	1,414,284	1,761,172
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests (Note 18)	3,359	1,691
Equity:
Common stock (no par value, 40,000,000 shares authorized, 12,992,147 and 10,767,184 shares issued and outstanding, respectively)	—	—
Additional paid-in capital	428,109	122,289
Retained earnings	611,509	331,793
Accumulated other comprehensive income (loss)	1,459	(749)
Total stockholders’ equity	1,041,077	453,333
Noncontrolling interests	70,208	14,017
Total equity	1,111,285	467,350
Total liabilities, redeemable noncontrolling interests and equity	$2,528,928	$2,230,213

(a)
See Note 14 for details of balances associated with variable interest entities.

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue
Gross premiums earned	$1,236,145	$1,083,220	$765,512
Premiums ceded	(414,479)	(405,659)	(269,627)
Net premiums earned	821,666	677,561	495,885
Net investment income	65,411	59,148	46,234
Net realized investment gains (losses)	2,753	3,384	(1,996)
Net unrealized investment gains	123	2,644	3,215
Policy fee income	6,858	4,639	4,704
Other	4,135	2,675	2,628
Total revenue	900,946	750,051	550,670
Expenses
Losses and loss adjustment expenses	241,827	374,708	254,579
Policy acquisition and other underwriting expenses	122,426	99,402	90,822
General and administrative personnel expenses	72,125	63,152	53,868
Interest expense	9,156	13,344	11,117
Other operating expenses	26,082	26,018	22,634
Total expenses	471,616	576,624	433,020
Income before income taxes	429,330	173,427	117,650
Income tax expense	108,935	45,846	28,393
Net income	320,395	127,581	89,257
Net income attributable to redeemable noncontrolling interests (Note 18)	—	(10,149)	(9,370)
Net income attributable to noncontrolling interests	(21,390)	(7,479)	(853)
Net income after noncontrolling interests	$299,005	$109,953	$79,034
Basic earnings per share	$24.58	$10.59	$9.13
Diluted earnings per share	$22.72	$8.89	$7.62

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$320,395	$127,581	$89,257
Other comprehensive income, net of income taxes:
Available-for-sale fixed-maturity securities	2,208	2,586	6,961
Other comprehensive income, net of income taxes	2,208	2,586	6,961
Comprehensive income	322,603	130,167	96,218
Comprehensive income attributable to noncontrolling interests	(21,390)	(7,652)	(1,091)
Comprehensive income after noncontrolling interests	$301,213	$122,515	$95,127

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Year Ended December 31, 2025

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests	Equity
Balance as of December 31, 2024	10,767,184	$—	$122,289	$331,793	$(749)	$453,333	$14,017	$467,350
Net income	—	—	—	299,005	—	299,005	21,390	320,395
Other comprehensive income, net of income taxes	—	—	—	—	2,208	2,208	—	2,208
Issuance of restricted stock	51,330	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,785)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(9,645)	—	(1,516)	—	—	(1,516)	—	(1,516)
Conversion of senior notes to common stock	2,187,063	—	172,898	—	—	172,898	—	172,898
Issuance of noncontrolling interests, net of issuance costs	—	—	129,209	—	—	129,209	25,545	154,754
Dilution from subsidiary stock-based compensation	—	—	(3,139)	—	—	(3,139)	1,650	(1,489)
Common stock dividends	—	—	—	(19,289)	—	(19,289)	—	(19,289)
Stock-based compensation	—	—	8,368	—	—	8,368	2,602	10,970
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	5,004	5,004
Balance as of December 31, 2025	12,992,147	$—	$428,109	$611,509	$1,459	$1,041,077	$70,208	$1,111,285

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Year Ended December 31, 2024

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2023	9,738,183	$—	$89,568	$238,438	$(3,163)	$324,843	$2,322	$327,165
Net income	—	—	—	119,427	—	119,427	8,154	127,581
Net income attributable to redeemable noncontrolling interests	—	—	—	(9,474)	—	(9,474)	(675)	(10,149)
Other comprehensive income, net of income taxes	—	—	—	—	2,414	2,414	172	2,586
Cashless exercise of common stock warrants	386,267	—	—	—	—	—	—	—
Issuance of restricted stock	269,200	—	—	—	—	—	—	—
Forfeiture of restricted stock	(5,175)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(10,378)	—	(1,036)	—	—	(1,036)	—	(1,036)
Conversion of senior notes to common stock	389,087	—	23,449	—	—	23,449	—	23,449
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	(481)	(481)
Common stock dividends	—	—	—	(16,598)	—	(16,598)	—	(16,598)
Stock-based compensation	—	—	6,922	—	—	6,922	3,267	10,189
Deemed dividend on warrant modification	—	—	3,386	—	—	3,386	—	3,386
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	1,258	1,258
Balance as of December 31, 2024	10,767,184	$—	$122,289	$331,793	$(749)	$453,333	$14,017	$467,350

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Year Ended December 31, 2023

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2022	8,598,682	$—	$—	$172,482	$(9,886)	$162,596	$(1,342)	$161,254
Net income	—	—	—	87,743	—	87,743	1,514	89,257
Net income attributable to redeemable noncontrolling interest	—	—	—	(8,709)	—	(8,709)	(661)	(9,370)
Other comprehensive income, net of income taxes	—	—	—	—	6,723	6,723	238	6,961
Issuance of restricted stock	13,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(9,001)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(14,498)	—	(784)	—	—	(784)	—	(784)
Issuance of common stock in public offering	1,150,000	—	84,572	—	—	84,572	—	84,572
Dilution from subsidiary stock-based compensation	—	—	—	—	—	—	(354)	(354)
Common stock dividends	—	—	—	(13,719)	—	(13,719)	—	(13,719)
Stock-based compensation	—	—	6,421	—	—	6,421	2,927	9,348
Additional paid-in capital shortfall adjustment allocated to retained income	—	—	(641)	641	—	—	—	—
Balance as of December 31, 2023	9,738,183	$—	$89,568	$238,438	$(3,163)	$324,843	$2,322	$327,165

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income after noncontrolling interests	$299,005	$109,953	$79,034
Net income attributable to noncontrolling interests	21,390	17,628	10,223
Net income	320,395	127,581	89,257
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,970	10,189	9,348
Net accretion of discount on investments in available-for-sale fixed-maturity securities	(2,461)	(3,414)	(4,497)
Depreciation and amortization	11,217	4,299	8,184
Deferred income tax (benefit) expense	(1,918)	2,406	(1,102)
Net realized investment (gains) losses	(2,753)	(3,384)	1,996
Net unrealized investment gains	(123)	(2,644)	(3,215)
Net loss (income) from limited partnership investments	820	(597)	(661)
Distributions of return on investment from limited partnership investments	1	1,020	1,148
Loss on extinguishment of debt	—	—	177
Debt conversion expense	1,125	—	—
Gain on sale of real estate investments	(440)	—	(8,811)
Foreign currency remeasurement loss	172	133	60
Other non-cash items	301	376	(178)
Changes in operating assets and liabilities:
Income taxes	6,462	(2,714)	10,509
Premiums receivable, net	(6,912)	(12,545)	(3,039)
Assumed premiums receivable	—	19,954	(19,954)
Prepaid reinsurance premiums	41,933	(5,828)	(19,605)
Reinsurance recoverable	268,634	(208,215)	338,401
Deferred policy acquisition costs	(5,419)	(11,393)	2,612
Funds withheld for assumed business	6,436	18,397	18,685
Other assets	(10,887)	37,987	(21,448)
Losses and loss adjustment expenses	(269,405)	260,827	(278,692)
Unearned premiums	58,625	83,546	133,110
Advance premiums	435	2,972	(2,692)
Reinsurance payable on paid losses and loss adjustment expenses	(2,496)	(649)	(5,461)
Ceded reinsurance premiums payable	9,278	9,392	(8,725)
Assumed premiums payable	(432)	1,326	850
Reinsurance recovered in advance on unpaid losses	—	—	(19,863)
Accrued expenses and other liabilities	10,891	2,794	14,264
Net cash provided by operating activities	444,449	331,816	230,658

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from investing activities:
Investments in limited partnerships	—	(1,233)	(1,483)
Distributions of return of capital from limited partnership investments	2,291	3,591	3,115
Distributions received from unconsolidated joint venture	—	—	18
Purchase of property and equipment	(3,633)	(4,052)	(6,502)
Purchase of real estate investments	(28,386)	(16,066)	(21,405)
Purchase of intangible assets	—	—	(1,786)
Purchase of available-for-sale fixed-maturity securities	(508,530)	(804,037)	(332,152)
Purchase of equity securities	(41,739)	(32,599)	(20,501)
Purchase of other investments	(5,000)	—	—
Purchase of short-term and other investments	—	—	(81)
Proceeds from sales of property and equipment	—	14	—
Proceeds from sales of real estate investments	2,013	—	21,746
Proceeds from sales of available-for-sale fixed-maturity securities	7,655	111,374	22,326
Proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities	627,578	457,102	328,719
Proceeds from sales of equity securities	35,023	25,796	12,202
Proceeds from sales, redemptions and maturities of short-term and other investments	—	—	53
Net cash provided by (used in) investing activities	87,272	(260,110)	4,269
Cash flows from financing activities:
Common stock dividends	(19,289)	(16,598)	(13,719)
(Repayment) borrowing under revolving credit facility, net	(8,000)	44,000	—
Proceeds from issuance of common stock, net of issuance costs	—	—	84,572
Proceeds from issuance of noncontrolling interests, net of issuance costs	156,205	—	—
Payment of other noncontrolling interests issuance costs	(1,069)	—	—
Dividends paid to redeemable noncontrolling interests	—	(2,923)	(6,763)
Proceeds from issuance of long-term debt	17,000	—	12,000
Subscriber surplus contributions, net	6,672	2,949	—
Repayment of long-term debt	(646)	(519)	(562)
Redemption of long-term debt	—	(466)	(6,895)
Debt conversion costs paid	(1,125)	—	—
Payment of net share settlements and other	(1,524)	(1,037)	(784)
Redemption of redeemable noncontrolling interests	—	(100,000)	—
Payment of net share settlements of noncontrolling interests and other	(1,489)	(481)	(354)
Debt issuance costs paid	(538)	(99)	(378)
Net cash provided by (used in) financing activities	146,197	(75,174)	67,117
Effect of exchange rate changes on cash	(229)	(112)	(42)
Net increase (decrease) in cash and cash equivalents and restricted cash	677,689	(3,580)	302,002
Cash and cash equivalents and restricted cash at beginning of year	536,185	539,765	237,763
Cash and cash equivalents and restricted cash at end of year	$1,213,874	$536,185	$539,765

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$104,389	$46,154	$18,987
Interest paid	$5,684	$12,666	$9,248
Non-cash investing and financing activities:
Unrealized gain on investments in available-for-sale fixed-maturity securities, net of income taxes	$2,208	$2,586	$6,961
Payable on purchases of equity securities	$187	$—	$379
Receivable from maturities of available-for-sale fixed-maturity securities	$—	$—	$91,085
Conversion of 4.25% Convertible Senior Notes	$—	$23,450	$—
Conversion of 4.75% Convertible Senior Notes	$172,500	$—	$—
Purchase of real estate investments and intangible assets:
Assumed liability	$—	$—	$4

See accompanying Notes to Consolidated Financial Statements.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TTIC”). The Company provides various homeowners’ property and casualty insurance products for properties located in the State of Florida, which is the Company's primary market, as well as in other states in the northeast and southeast regions of the United States (“U.S.”). A third insurance subsidiary, perRisk Insurance Company (“perRisk”), is domiciled in Arizona and has not yet commenced its surplus lines insurance business.

The Company's insurance operations are supported by other insurance-related subsidiaries within the consolidated group. Exzeo Group, Inc. (formerly known as TypTap Insurance Group, Inc.) (“Exzeo”), a majority-owned subsidiary, provides turn-key insurance technology and operations solutions based on a proprietary platform of purpose-built software and data analytics applications that are specifically designed for the property and casualty insurance ecosystem. The Company utilizes Exzeo's internally developed software technologies to identify profitable underwriting opportunities, drive efficiency in claim processing and settlements, and streamline operations across our insurance operations and other insurance-related businesses.

The Company also provides attorney-in-fact (“AIF”) services for Condo Owners Reciprocal Exchange (“CORE”) and Tailrow Insurance Exchange (“Tailrow”), both of which represent reciprocal insurance exchanges owned by their policyholders. Although the Company does not have any equity interest in CORE and Tailrow, the Company is required to consolidate them as their primary beneficiary. Refer to Note 14 “Variable Interest Entities” for additional information. In addition, the Company's commercial real estate subsidiary is primarily engaged in the business of developing and operating commercial properties for investment purposes or for internal use.

HCI Group, Inc. was incorporated in the State of Florida in 2006 and its common stock is currently listed on the New York Stock Exchange “NYSE” under the symbol “HCI.”

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of HCI Group, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships or investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities (“VIE”) under the Variable Interest Model prescribed by the Financial Accounting Standards Board (“FASB”). A VIE is consolidated when the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. The Company's estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. The Company's estimates specific to losses and loss adjustment expenses, reinsurance recoverable, income taxes, stock-based compensation expense, and limited partnership investments involve the most significant judgments and estimates related to the consolidated financial statements.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of less than three months from the time of purchase to be cash and cash equivalents.

Restricted Cash. Restricted cash represents funds in the Company’s sole ownership held by certain states in which the Company’s insurance subsidiaries conduct business to meet the states' regulatory requirements, and are not available for immediate business use. Funds withheld in an account for which the Company is a co-owner but not the named beneficiary are not considered restricted cash and are included in funds withheld for assumed business on the consolidated balance sheets.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Available-for-Sale Fixed-Maturity Securities. Fixed-maturity securities that are available-for-sale primarily relate to debt securities. The Company’s available-for-sale fixed-maturity securities are carried at fair value. Changes in the fair value of available-for-sale fixed-maturity securities representing unrealized gains or losses, other than credit losses, are excluded from the consolidated statements of income and are reported in the consolidated balance sheets as a component of accumulated other comprehensive income (loss), net of deferred income taxes. Realized investment gains and losses from sales are reported in the consolidated statements of income as net realized investment gains or losses and are recorded on the trade date and are determined using the first-in first-out (“FIFO”) method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in net investment income using the interest method over the estimated remaining term of the security. Gains and losses from call redemptions and repayments are recorded to net investment income.

The Company reviews available-for-sale fixed-maturity securities for impairment on a quarterly basis. When reviewing impaired securities, the Company considers its ability and intent to hold these securities and whether it is probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity. For the available-for-sale fixed-maturity securities that the Company intends to sell or it is probable that the Company will have to sell before recovery or maturity, the unrealized losses are recognized as impairment losses in income.

Impaired securities where the Company has the ability and intent to hold until recovery and believes it is not probable that the Company will be required to sell these securities prior to their anticipated recovery or maturity, are evaluated for the existence of credit-related losses. When determining impairment due to a credit-related loss, the Company carefully considers factors such as the issuer’s financial ratios and condition, the security’s current ratings and maturity date, the failure of the issuer to make a scheduled payment, and overall market conditions in estimating the cash flows expected to be collected. The expected cash flows discounted at the effective interest rate of the security implicit at the date of acquisition are then compared with the security’s amortized cost at the measurement date. A credit loss is incurred when the present value of the expected cash flows is less than the security’s amortized cost. If such credit-related losses exist, an allowance for credit losses is established with a charge in the consolidated statements of income. Subsequent changes in the allowance, whether favorable or unfavorable, are recorded on the consolidated statements of income. Any remaining impairment loss related to other non-credit factors such as changes in interest rates or market conditions is reflected as a component of accumulated other comprehensive income (loss).

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

For paid reinsurance recoverable which is due within 90 days after billing, the Company will rely heavily on each reinsurer’s credit rating, recent financial condition, and historical collection problems, if any, in determining the expected credit loss. For risk attributable to disagreements between an insurer and reinsurer regarding a difference in interpretation of provisions in a reinsurance agreement (“dispute risk”), the Company will continue to use an incurred loss method to estimate losses. As of December 31, 2025 and 2024, there were no dispute risks associated with the reinsurance recoverable balance.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Equity Securities. Equity securities represent ownership interests held by the Company in entities for investment purposes. Unrealized holding gains and losses related to equity securities are reported in the consolidated statements of income as net unrealized investment gains and losses. Realized investment gains and losses from sales are reported in the consolidated statements of income as net realized investment gains or losses and are recorded on the trade date and are determined using the FIFO method.

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

Net investment income or loss from limited partnerships represents a net aggregate amount of operating results allocated to the Company based on the percentage of ownership interest in each limited partnership. These limited partnerships measure their investments at fair value and reflect the related unrealized gains and losses in their statements of income. Accordingly, the application of the equity method and the net asset value method result in the carrying value of limited partnership investments to approximate their estimated fair value as of each reporting date.

Distributions from limited partnership investments that represent a return on investment are classified as operating cash flows in the consolidated statements of cash flows while distributions from limited partnership investments that represent a return of capital are classified as investing cash flows in the consolidated statements of cash flows.

Real Estate Investments. Real estate investments include real estate and the related assets purchased for investment purposes. Real estate and the related depreciable assets are stated at historical cost less accumulated depreciation. Depreciation expense for real estate investments is included in net investment income in the consolidated statements of income and is calculated on a straight-line basis over the estimated useful lives. Real estate investments are evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs (“DAC”) represent direct costs to acquire insurance contracts and consist of premium taxes, inspection fees, and commissions paid to outside agents at the time of collection of the policy premium. DAC may also include expenses associated with the transition of policies from other insurers for replacement policies and the issuance of renewal policies under the Company’s own rates and terms. DAC is amortized over the life of the related policy in relation to the amount of gross premiums earned. Ceding commission and related costs paid associated with assumed business are also deferred and amortized over the life of the reinsurance agreement. The amortization of DAC is included in policy acquisition and other underwriting expenses in the consolidated statements of income.

DAC is reviewed to determine if it is recoverable based on future premium income, investment income, unpaid losses and loss adjustment expenses, and certain other costs expected to be incurred as premiums are earned. If DAC is determined to be unrecoverable, it is expensed at the time of determination. The amount of DAC considered recoverable could be reduced in the near term if the estimates of total gross premium earned are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the gross premium earned estimates discussed above are revised.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Property and Equipment. Property and equipment is stated at historical cost less accumulated depreciation. Depreciation expense is included in other operating expenses in the consolidated statements of income and is calculated on a straight-line basis over the estimated useful lives as follows:

Asset Category	Estimated Useful Life
Land improvements	5 - 15 years
Buildings	39 years
Building improvements	3 - 10 years
Computer hardware and purchased software	3 years
Internally developed software	7 years
Office furniture and equipment	3 - 7 years
Tenant and leasehold improvements	Shorter of lease term or useful life

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

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified. The Company assesses the recoverability of an asset group by determining whether the assets can be recovered from undiscounted future cash flows. If the expected undiscounted future cash flows of an asset group are less than its carrying amount, an impairment loss is recognized based on the amount by which the carrying amount exceeds the fair value less costs to sell. The calculation of the fair value less costs to sell of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no material impairments of long-lived assets during the periods presented.

Leases. The Company leases office equipment, storage units, and office space from non-affiliates. In assessing whether a contract is or contains a lease, the Company first determines whether there is an identified asset in the contract. The Company then determines whether the contract conveys the right to obtain substantially all of the economic benefits from use of the identified asset or the right to direct the use of the identified asset. The Company elects not to record any lease with a term of 12 months or less on the consolidated balance sheet. For such short-term leases, the Company recognizes the lease payments in expense on a straight-line basis over the lease term.

If the contract is or contains a lease and the Company has the right to control the use of the identified asset, the right-of-use (“ROU”) asset and the lease liability is measured from the lease component of the contract and recognized on the consolidated balance sheet. In measuring the lease liability, the Company uses its incremental borrowing rate for a loan secured by a similar asset that has a term similar to the lease term to discount the lease payments. The contract is further evaluated to determine the classification of the lease as to whether it is finance or operating. If the lease is a finance lease, the ROU asset is depreciated to depreciation expense over the shorter of the useful life of the asset or the lease term. Interest expense is recorded in connection with the lease liability using the effective interest method. If the lease is an operating lease, the ROU asset is amortized to lease expense on a straight-line basis over the lease term. For the presentation of finance leases on the Company’s consolidated balance sheets, ROU assets and corresponding lease liabilities are included with property and equipment, net, and long-term debt, respectively. For the presentation of operating leases on the Company’s consolidated balance sheets, ROU assets and corresponding lease liabilities are included in other assets and accrued expenses and other liabilities, respectively. The Company does not have any material operating or financing lease arrangements in which it is the lessee.

The Company as a lessor leases its commercial and retail properties, boat slips, and docks to non-affiliates at various terms. If the contract gives the Company’s customer the right to control the use of the identified asset, revenue is recognized on a straight-line basis over the lease term. Initial direct costs incurred by the Company are deferred and amortized on a straight-line basis over the lease term. The Company also records an unbilled receivable, which is the amount by which straight-line revenue exceeds the amount billed in accordance with the lease. The underlying assets are presented as real estate investments in the consolidated balance sheets.

Intangible Assets. Intangible assets related to real estate investments consist of the value attributable to the acquired in-place leases and the anchor tenant relationships. The value attributable to the anchor tenant relationship represents the economic benefits of having a

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

nationally recognized retailer as the lead tenant, which draws consumer traffic and other tenants to the retail center. These intangibles are amortized on a straight-line basis over the related lease term. Amortization of the intangible assets related to real estate investments is reflected in net investment income in the consolidated statements of income.

Intangible assets also include the fair value of consideration the Company paid and is estimated to pay in exchange for the renewal rights and non-compete intangible assets acquired from the seller. In the renewal rights transactions, the Company purchased the right, but not the obligation, to offer homeowners insurance coverage to all policyholders of the seller in certain states on the agreed-upon policy replacement date. The renewal rights agreements also contain a non-compete clause whereby the seller agrees not to offer homeowners insurance policies in these states through a specified date. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization of the renewal rights and non-compete intangible assets is reflected in other operating expenses in the consolidated statements of income.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event the Company determines the carrying value is not recoverable, an impairment loss is recorded in the Company’s consolidated statements of income. There were no material impairments of intangible assets during the periods presented.

Funds Withheld for Assumed Business. Pursuant to the Company’s quota share reinsurance agreements with United Property & Casualty Insurance Company (“United”), trust accounts were established for the benefit of United as beneficiary. The trust balances represent the net amount owed to the Company under the reinsurance agreements. The trusts consist of a) funds deposited to establish the accounts and b) premiums, including any subsequent premium adjustment, and are reduced by commissions and paid losses and loss adjustment expenses. The assets within the trust accounts consist primarily of cash. Funds remaining at the completion of the quota share agreements are to be distributed according to the trust agreements. Prior to United being placed into receivership by the State of Florida on February 27, 2023, United had the exclusive and unconditional right to withdraw funds from the trust accounts on demand with written notice in compliance with the quota share reinsurance agreements. The funds are now under the control of the receiver.

Lease Acquisition Costs. Lease acquisition costs represent capitalized costs of finding and acquiring tenants such as leasing commissions, legal, and marketing expenses. The costs are included in other assets on the consolidated balance sheets. The Company amortizes these costs in other operating expenses on a straight-line basis over the term of a lease.

Long-Term Debt. Long-term debt includes debt instruments and finance lease liabilities. A debt instrument is generally classified as a liability and carried at amortized cost, net of any issuance costs. Debt issuance costs are capitalized and amortized to interest expense over the expected life of the debt instrument using the effective interest method. At issuance, a debt instrument with embedded features such as conversion and redemption options is evaluated to determine whether bifurcation and derivative accounting is applicable. Any embedded feature other than the conversion option is evaluated at issuance to determine if it is probable that such embedded feature will be exercised. If the Company concludes that the exercisability of that embedded feature is not probable, the embedded feature is considered to be non-substantive and would not impact the initial measurement and expected life of the debt instrument.

Redeemable Noncontrolling Interests. A redeemable noncontrolling interest relates to the portion of the economic interest of a subsidiary or consolidated VIE that is not owned by the Company and for which the redemption of the interest is outside the control of the Company. Redeemable noncontrolling interests are presented in temporary equity (mezzanine) section of the consolidated balance sheets.

CORE and Tailrow are each considered to be a consolidated VIE. The redeemable noncontrolling interests in CORE and Tailrow represent a refundable portion of subscriber surplus contributions. In general, a reciprocal insurance exchange collects surplus contributions in addition to policy premiums from its policyholders referred to as subscribers. The purpose of the surplus contribution is to support the reciprocal insurance exchange's financial strength and lower their cost of capital. The surplus contribution made during a policy term may be returned on a pro-rata basis to a subscriber in the event of policy cancellation. As the term of an insurance policy progresses, a portion of the surplus contribution is reclassified from redeemable noncontrolling interest to the noncontrolling interest as the surplus contributions become non-refundable.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Prior to redemption in the first quarter of 2024, Exzeo issued Series A preferred stock to an investor (“Exzeo Series A Preferred Stock”), which contained rights in dividends, voting, conversion, participation, liquidation preference and redemption. The Exzeo Series A Preferred Stock was classified as temporary equity (mezzanine) on the consolidated balance sheets as the redemption features were not solely within the Company's control. At issuance, the Series A Preferred Stock was recorded at fair value, net of issuance costs, applying a residual fair value method. Subsequent to issuance, the carrying amount was adjusted each reporting period for (i) accrued dividends (ii) dividend payments, and (iii) accretion required to reflect the increasing contractual dividend rate over the life of the instrument. Dividends were contractually payable in cash or in kind and were accrued monthly based on the assumption of cash settlement. In periods when redemption became probable or determinable, the carrying amount was adjusted to the greater of (i) the contractual redemption amount or (ii) fair value at the reporting date. Such adjustments were treated as deemed dividends when calculating net income attributable to common stockholders. The effect of dividends and increasing dividend rates were recorded to net income or loss attributable to redeemable noncontrolling interests in the consolidated statements of income.

Noncontrolling Interests. A noncontrolling interest relates to the portion of the economic interest of a subsidiary or consolidated VIE that is not owned by the Company. Accordingly, the Company has noncontrolling interests attributable to Exzeo, CORE, and Tailrow. Noncontrolling interests are adjusted for the net income or loss of the subsidiary or consolidated VIE that is not owned by the Company, which is reflected as income or loss attributable to noncontrolling interests in the consolidated statements of income, as well as any associated changes in accumulated other comprehensive income or loss. Additionally, noncontrolling interests are periodically adjusted for transactions which change the Company's economic interest of a subsidiary or consolidated VIE. The Company includes stock-compensation associated with stock-based awards granted by a subsidiary or consolidated VIE in noncontrolling interests.

Losses and Loss Adjustment Expenses. The Company accrues for losses and loss adjustment expenses (“LAE”) in the period in which the underlying loss event occurred. LAE are costs associated with the investigation, evaluation, adjustment, and settlement of insurance claims and can be either allocated, costs directly attributable to a specific claim, or unallocated, costs that cannot be directly attributed to a specific claim. Reserves for losses and LAE are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such reserves are determined based on the assessment of claims reported and the development of pending claims. These reserves are based on individual case estimates for the reported losses and LAE and estimates of such amounts that are incurred but not reported.

The estimates of unpaid losses and LAE are subject to trends in claim severity and frequency and are continually reviewed. As part of the process, the Company reviews historical data and considers various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and LAE. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Losses and LAE ceded to or recovered from reinsurers are recorded as a reduction to losses and LAE on the consolidated statements of income. Accordingly, losses and LAE in the consolidated statements of income are net of reinsurance.

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

As of December 31, 2025 and 2024, allowances for uncollectible premiums were $4,469 and $5,891 respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

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

One of the Company’s reinsurance contracts contained retrospective provisions including terms and conditions that adjust premiums based on the loss experience under the contract. In such cases, a with-and-without method is used to estimate the asset or liability amount to be recognized at each reporting date. The amount of the estimate is the difference between the net contract costs before and after the loss experience under the contract. Estimates related to premium adjustments are recognized in ceded premiums earned. These estimates are reviewed monthly based on the loss experience to date and as adjustments become necessary. Such adjustments in premiums ceded are reflected in the Company’s current operations and recorded in other assets until received upon the expiration of the contract.

The Company may receive ceding commissions from ceding gross written premiums to a third-party reinsurer under a reinsurance contract. The ceding commissions represent the reimbursement of the Company’s policy acquisition, underwriting and other operating expenses. Ceding commissions received cover a portion of premium taxes and agent commissions deferred by the Company and a portion of non-deferred acquisition costs and other underwriting expenses. Ceding commissions are recognized as income on a pro-rata basis over the terms of the policies reinsured, the amount of which is included in policy acquisition and other underwriting expenses in the consolidated statements of income. The unearned portion of ceding commissions that represents recovery of DAC is classified as a reduction of DAC whereas the remaining unearned balance is classified as deferred revenue in accrued expenses and other liabilities.

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

Insurance Guaranty Association Assessments. The Company’s insurance subsidiaries may be assessed by state associations such as the Florida Insurance Guaranty Association (“FIGA”). The assessments are intended to be used for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written during or following the year of insolvency. Liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated and are included in accrued expenses and other liabilities on the consolidated balance sheets. An insurer is generally permitted to recover the entire amount of assessments from in-force and future policyholders through policy surcharges. U.S. GAAP provides that the Company should record an asset based on the amount of written or obligated-to-write premiums and limited to the amounts recoverable over the life of the in-force policies.

Foreign Currency. The functional currency of the Company’s Indian subsidiary is the U.S. dollar. As such, the monetary assets and liabilities of this subsidiary are remeasured into U.S. dollars at the exchange rate in effect on the balance sheet date. Non-monetary

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

assets and liabilities are remeasured using historical rates. Expenses recorded in the local currency are remeasured at the prevailing exchange rate. Exchange gains and losses resulting from these remeasurements are included in other operating expenses.

Income Taxes. The Company files consolidated federal and state income tax returns and allocate taxes among its subsidiaries in accordance with a written tax-allocation agreement.

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred income tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amount of deferred income tax assets to the estimated realization amount.

The valuation allowance for deferred income tax assets relates to the uncertainty of the utilization of U.S. federal, state and foreign deferred income tax assets. In evaluating the Company's ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, which include its past operating results, the existence of cumulative losses in the most recent years, and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions related to the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage its underlying businesses.

The Company recognizes positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company records liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. The Company includes interest and penalties associated with unrecognized tax benefits as income tax expense and as a component of the recorded balance of unrecognized tax benefits.

Stock-Based Compensation. The Company issues stock-based compensation awards to employees and non-employee directors on a periodic basis in the form of stock options and restricted stock awards. The fair value of a stock-based award is determined on the date of grant and recognized over a period of time, depending on the type and conditions underlying the award.

For stock-based awards that contain only a service-based vesting condition, the grant date fair value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of a stock option is determined using the Black-Scholes option-pricing model, which uses the following significant inputs and assumptions: (i) the price per share of common stock, (ii) the exercise price, (iii) the risk-free interest rate, (iv) the dividend yield, (v) the contractual term, and (vi) the estimated volatility. These inputs are developed based on historical data and market information. The fair value of a restricted stock award is determined by the market price of the stock on the date of grant.

For restricted stock awards that contain a market-based vesting condition, fair value is determined using a Monte Carlo simulation model with the assistance of a third-party valuation specialist. Additionally, the grant date fair value of the award is recognized as compensation expense on a straight-line basis over the derived service period, which is also determined using a Monte Carlo simulation. The recognition of expense may be accelerated if the market conditions are met sooner than estimated.

For stock-based awards granted by a non-public subsidiary, an independent valuation specialist will assist in determining the fair value of the underlying stock price of the subsidiary using different valuation methods such as a Monte Carlo simulation model and a binomial distribution model. Inputs such as an estimated stock price of the Company's private subsidiary and expected price volatility used in these valuation methods are derived mathematically from a data analysis of many public peer companies with similar characteristics.

The Company's stock-based compensation awards are equity-classified with the associated compensation expense included in general and administrative personnel expenses in the consolidated statements of income. Stock-based compensation for awards granted under a subsidiary's stock-based compensation plan are included in noncontrolling interests in the consolidated balance sheets. The Company recognizes forfeitures as they occur and does not estimate forfeiture rates at grant date. Previously recognized compensation expense is reversed in the period an award is forfeited. Tax windfalls or tax shortfalls related to stock-based awards are recognized in the consolidated statements of income in the period the awards vest or are exercised.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Basic and Diluted Earnings Per Share. The Company applies the two-class method for computing and presenting earnings per share since the Company’s unvested restricted stock awards represent participating securities due to the right to share in dividends, if declared, equally with common stockholders. The two-class method allocates current period net income to common stock and participating securities based on (i) dividends declared and (ii) participation rights in the remaining undistributed income. For a majority-owned subsidiary, the Company’s proportionate share in that majority-owned subsidiary’s earnings per share is added to the computation of earnings per share on a consolidated basis.

Basic earnings per share is computed by dividing income attributable to common stockholders using the two-class method by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share gives effect to all securities having a dilutive effect on income attributable to common stockholders, weighted-average shares of common stock outstanding, or both. The effect from potential dilutive securities included, but was not limited to: (i) incremental shares of common stock calculated using the if-converted method for convertible debt instruments; (ii) incremental shares of common stock calculated using the treasury stock method for warrants and share-based compensation awards; (iii) adjustments to a majority-owned subsidiary's earnings per share due to its potentially dilutive securities; and (iv) the corresponding impact to income attributable to common stockholders associated with the preceding considerations. Net losses are not allocated to participating securities as the participating securities do not have a contractual obligation to share in losses.

Statutory Accounting Practices. The Company’s U.S. insurance subsidiaries comply with statutory accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”) and as adopted or permitted by the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”). There are no state prescribed or permitted practices that have been adopted by the Company’s U.S. subsidiaries. In addition, Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), the Company’s wholly-owned Bermuda domiciled captive reinsurance subsidiary, prepares and files financial statements in accordance with the prescribed regulatory accounting practices of the Bermuda Monetary Authority.

Reclassification. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 3 -- Recent Accounting Pronouncements

Adopted

Accounting Standards Update No. 2023-09. In December 2023, the FASB issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state, and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024. The adoption of this update resulted in additional income tax disclosures.

Accounting Standards Update No. 2024-04. In November 2024, the FASB issued Accounting Standards Update No. 2024-04 (“ASU 2024-04”) Debt–Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This update clarifies whether entities should apply extinguishment accounting or induced conversion accounting when recording the settlement of convertible debt instruments due to an induced conversion. ASU 2024-04 is effective for all entities for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company elected to early adopt this update effective January 1, 2025. The adoption of this update had no impact on the Company’s financial position or results of operation upon adoption as the new guidance applies prospectively from January 1, 2025.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

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

Note 4 -- Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$1,210,126	$532,471
Restricted cash	3,748	3,714
Cash and cash equivalents and restricted cash	$1,213,874	$536,185

The majority of the Company’s cash and cash equivalents are held at major financial institutions. Certain account balances exceed the Federal Deposit Insurance Corporation insurance limits of $250 per account. As a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. The Company regularly monitors the financial stability of these financial institutions and believes that there is no exposure to any significant credit risk in cash and cash equivalents.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. As of December 31, 2025 and 2024, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale fixed-maturity securities by security type were as follows:

	Cost or Amortized	Allowance for	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Credit Loss	Gain	Loss	Value
As of December 31, 2025
U.S. Treasury and U.S. government agencies	$332,284	$—	$1,785	$(717)	$333,352
Corporate bonds	241,843	—	1,463	(384)	242,922
Commercial mortgage-backed securities	21,256	—	74	(275)	21,055
Available-for-sale fixed-maturity securities	$595,383	$—	$3,322	$(1,376)	$597,329

As of December 31, 2024
U.S. Treasury and U.S. government agencies	$688,123	$—	$2,019	$(2,726)	$687,416
Corporate bonds	31,413	—	79	(371)	31,121
Available-for-sale fixed-maturity securities	$719,536	$—	$2,098	$(3,097)	$718,537

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of available-for-sale fixed-maturity securities as of December 31, 2025 and 2024 are as follows, with securities not due at a single maturity date shown separately:

	December 31,
	2025		2024
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$10,202	$10,214	$520,005	$521,301
Due after one year through five years	353,454	354,648	98,831	98,808
Due after five years through ten years	209,970	210,963	100,206	97,932
Due after ten years	501	449	494	496
Commercial mortgage-backed securities	21,256	21,055	—	—
Available-for-sale fixed-maturity securities	$595,383	$597,329	$719,536	$718,537

Securities on Deposit

The fair value of available-for-sale fixed-maturity securities on deposit with various regulatory authorities as of December 31, 2025 and 2024 was $1,807 and $1,794, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, during 2025, 2024, and 2023 were as follows:

		Gross	Gross
		Realized	Realized
	Proceeds	Gains	Losses
Year ended December 31, 2025	$7,655	$104	$(15)
Year ended December 31, 2024	$111,374	$1,845	$(56)
Year ended December 31, 2023	$22,326	$7	$(1,036)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Available-for-sale fixed maturity securities with gross unrealized loss positions as of December 31, 2025 and 2024, aggregated by investment category and length of time the individual securities have been in a continuous loss position, were as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2025	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(553)	$208,273	$(164)	$2,918	$(717)	$211,191
Corporate bonds	(289)	28,303	(95)	1,187	(384)	29,490
Commercial mortgage-backed securities	(275)	16,749	—	—	(275)	16,749
Total	$(1,117)	$253,325	$(259)	$4,105	$(1,376)	$257,430

	Less Than Twelve Months		Twelve Months or Longer		Total
As of December 31, 2024	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$(2,063)	$97,771	$(663)	$104,872	$(2,726)	$202,643
Corporate bonds	(53)	6,296	(318)	15,255	(371)	21,551
Total	$(2,116)	$104,067	$(981)	$120,127	$(3,097)	$224,194

As of December 31, 2025 and 2024, there were 47 and 56 available-for-sale fixed-maturity securities, respectively, in an unrealized loss position.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

•
the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

There was no balance or activity in the allowance for credit losses of available-for-sale fixed maturity securities during 2025, 2024, and 2023.

Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. As of December 31, 2025 and 2024, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
December 31, 2025	$61,597	$6,204	$(1,911)	$65,890
December 31, 2024	$52,030	$6,427	$(2,257)	$56,200

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held:

	Years Ended December 31,
	2025	2024	2023
Net gains recognized	$2,787	$4,239	$2,282
Exclude: Net realized gains (losses) recognized for securities sold	2,664	1,595	(933)
Net unrealized investment gains	$123	$2,644	$3,215

Sales of Equity Securities

Proceeds received, and the gross realized gains and losses from sales of equity securities, during 2025, 2024, and 2023 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Year ended December 31, 2025	$35,023	$3,432	$(768)
Year ended December 31, 2024	$25,796	$2,229	$(634)
Year ended December 31, 2023	$12,202	$500	$(1,433)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	December 31, 2025			December 31, 2024
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower- middle-market companies. (b)(c)(e)	$1,877	$—	12.31	$2,400	$—	15.37
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	587	—	1.27	1,082	—	1.13
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	2,769	—	0.18	3,407	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,333	—	0.53	2,053	—	0.52
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	6,182	2,042	1.32	6,781	2,445	1.31
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	4,942	1,610	0.54	5,079	810	0.55
Limited partnership investments	$17,690	$3,652		$20,802	$3,255

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

	Years Ended December 31,
	2025	2024	2023
Operating results:
Total income*	$147,324	$320,367	$1,606
Total expenses	(65,489)	(75,566)	(71,256)
Net income (loss)	$81,835	$244,801	$(69,650)

* Includes net change in unrealized gains or losses on investments.

	December 31,
	2025	2024
Balance sheet:
Total assets	$3,603,165	$4,118,765
Total liabilities	$124,673	$157,420

During 2025, the Company recognized net investment loss of $820. During 2024 and 2023, the Company recognized net investment income of $597 and $661, respectively.

During 2025, 2024, and 2023, distributions of return on investment from limited partnership investments totaled $1, $1,020, and $1,148, respectively, and distributions of return of capital from limited partnership investments totaled $2,291, $3,591, and $3,115, respectively.

As of December 31, 2025 and 2024, the Company’s net cumulative contributed capital to the limited partnership investments totaled $18,697 and $20,987, respectively, and the Company’s maximum exposure to loss aggregated $17,690 and $20,801, respectively.

Real Estate Investments

Real estate investments consist of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Land	$50,052	$42,272
Land improvements	14,760	4,843
Buildings and building improvements	44,019	18,772
Tenant and leasehold improvements	2,265	2,265
Construction in progress	89	17,623
Other	2,001	856
Total, at cost	113,186	86,631
Less: accumulated depreciation	(9,440)	(7,511)
Real estate investments	$103,746	$79,120

During 2025, the Company purchased commercial property in St. Petersburg, Florida for approximately $19,000. There were no newly acquired properties during 2024. During 2023, the Company purchased vacant land, which was developed into a retail shopping center and placed into service during 2025 in Haines City, Florida for $3,393, of which $1,582 was recognized as real estate investments and $1,811 was recognized as intangible assets, as well as commercial real estate in Tampa, Florida for $17,270, of which $4,446 was related to below market rent that was primarily recognized in net investment income during 2024.

During 2025, proceeds from sales of real estate investments were $2,013 and resulted in gains of $440 related to the sale of land. There were no sales of real estate investments during 2024. During 2023, proceeds from sales of real estate investments were $21,746 and resulted in gains of $8,811 as well as the derecognition of long-term debt due to assumption of $8,979 and the derecognition of intangible assets of $2,200 related to the sales of the retail shopping centers in Melbourne, Florida and Sorrento, Florida.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Depreciation expense related to real estate investments was $2,032, $1,113, and $1,147 during 2025, 2024, and 2023, respectively.

Net Investment Income

Net investment income, by source, is summarized as follows:

	Years Ended December 31,
	2025	2024	2023
Available-for-sale fixed-maturity securities	$27,587	$26,423	$17,626
Equity securities	2,704	2,329	1,551
Investment expense	(694)	(523)	(557)
Limited partnership investments	(820)	597	661
Real estate investments	1,450	4,615	10,207
Cash and cash equivalents	35,030	25,707	16,746
Other	154	—	—
Net investment income	$65,411	$59,148	$46,234

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

Level 3 – Inputs that are unobservable.

Valuation Methodology

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of money-market funds and certificates of deposit maturing within three months from the time of purchase. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Company gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies, and compliance with accounting standards for fair value determination through ongoing monitoring of the reported fair values.

Other Investments

The following table summarizes other investments held by the Company and the method used in estimating the fair value:

	Maturity
	Date	Valuation Methodology
10.50% Surplus Note	2026	Discounted cash flow method/Level 3 inputs

Revolving Credit Facility

From time to time, the Company has an amount outstanding under a revolving credit facility. The interest rate is variable and is periodically adjusted based on the Secured Overnight Financing Right (“SOFR”) plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio. As a result, carrying value approximates fair value.

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

* Converted during 2025. See Note 11 “Long-Term Debt” for additional information.

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2025 and 2024:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2025
Cash and cash equivalents	$1,210,126	$—	$—	$1,210,126
Restricted cash	$3,748	$—	$—	$3,748
Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$313,420	$19,932	$—	$333,352
Corporate bonds	—	242,922	—	242,922
Commercial mortgage-backed securities	—	21,055	—	21,055
Available-for-sale fixed-maturity securities	$313,420	$283,909	$—	$597,329
Equity securities	$64,545	$1,345	$—	$65,890

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

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

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of December 31, 2025 and 2024:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2025
Other investments	$5,000	$—	$—	$5,223	$5,223

Revolving credit facility	$36,000	$—	$36,000	$—	$36,000
Long-term debt:
4.55% Promissory Note	4,080	—	—	3,863	3,863
5.50% Promissory Note	11,262	—	—	11,313	11,313
5.65% Promissory Note	16,535	—	—	16,615	16,615
Long-term debt	$31,877	$—	$—	$31,791	$31,791

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2024
Revolving credit facility	$44,000	$—	$44,000	$—	$44,000
Long-term debt:
4.75% Convertible Senior Notes	$169,397	$—	$266,989	$—	$266,989
4.55% Promissory Note	4,366	—	—	4,043	4,043
5.50% Promissory Note	11,491	—	—	11,307	11,307
Long-term debt	$185,254	$—	$266,989	$15,350	$282,339

Note 7 -- Deferred Policy Acquisition Costs

The following table summarizes the activity with respect to DAC:

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$54,303	$42,910	$45,522
Policy acquisition costs deferred	120,740	105,890	83,602
Amortization	(115,321)	(94,497)	(86,214)
Ending balance	$59,722	$54,303	$42,910

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 8 -- Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2025	2024
Land	$6,930	$6,930
Buildings and building improvements	13,547	13,103
Software	20,352	18,269
Computer hardware	6,041	5,275
Office furniture and equipment	4,062	3,352
Construction in progress	711	1,226
Other	1,865	1,831
Total, at cost	53,508	49,986
Less: accumulated depreciation	(24,569)	(20,442)
Property and equipment, net	$28,939	$29,544

Depreciation expense for property and equipment was $4,238, $3,759 and $3,296 during 2025, 2024, and 2023, respectively.

Note 9 -- Intangible Assets, Net

Intangible assets, net consist of the following:

	December 31,
	2025	2024
In-place leases	$2,221	$2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (a)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(9,952)	(7,429)
Intangible assets, net	$2,683	$5,206

(a) Fully amortized.

During the periods presented, the recognition and derecognition of intangible assets have occurred in connection with real estate investment transactions. See Real Estate Investments under Note 5 -- “Investments” for further discussion.

Amortization expense for intangible assets was $2,523, $2,453 and $2,530 during 2025, 2024, and 2023, respectively.

The remaining weighted-average amortization periods for the intangible assets as of December 31, 2025 are summarized in the table below:

In-place leases	17.2 years
Policy renewal rights - United	0.5 years

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Amortization expense for intangible assets after December 31, 2025 is as follows:

Year	Amount
2026	$851
2027	124
2028	124
2029	124
2030	119
Thereafter	1,341
Total	$2,683

Note 10 -- Revolving Credit Facility

The Company had a $36,000 and $44,000 outstanding balance under a senior secured revolving credit facility with Fifth Third Bank (“Revolving Credit Facility”) as of December 31, 2025 and 2024, respectively. The Revolving Credit Facility, as amended on November 5, 2025, currently provides borrowing capacity of up to $150,000 and expires on November 5, 2030. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the one or three month SOFR plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio, with interest payments due in arrears on January 1, April 1, July 1, and October 1. In addition, the Company is subject to an unused commitment fee.

Interest expense associated with the Revolving Credit Facility was $2,483, $3,247 and $82 during 2025, 2024, and 2023, respectively.

The Revolving Credit Facility is secured by the Company’s business assets, excluding Exzeo. Under the current terms of the agreement, the Company is subject to certain financial statement covenants as follows: (1) Minimum Tangible Net Worth (as defined in the underlying credit agreement) shall not be below $300,000 plus 50% of aggregate quarterly net income on a consolidated basis beginning September 30, 2025, (2) the maximum debt-to-capital ratio shall not exceed 40.0%, and (3) the Authorized Control Level Risk Based Capital Ratio of HCPCI and TTIC (as defined in the underlying credit agreement) shall not be less than 300% as of each year end.

As of December 31, 2025, the Company was in compliance with all required covenants and had an available borrowing capacity of $114,000.

Note 11 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

					December 31,
Debt Description	Issued	Maturity	Interest Rate	Payment Date	2025	2024
4.75% Convertible Senior Notes	5/23/2022	6/1/2042	4.75%	June 1 and December 1	$—	$172,500
4.55% Promissory Note	7/6/2018	8/1/2036	4.55%	Monthly	4,125	4,419
5.50% Promissory Note	6/26/2023	7/1/2033	5.50%	Monthly	11,422	11,670
5.65% Promissory Note	7/24/2025	8/1/2035	5.65%	Monthly	16,896	—
Total principal amount					32,443	188,589
Less: unamortized issuance costs					(566)	(3,335)
Long-term debt					$31,877	$185,254

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes future maturities of long-term debt as of December 31, 2025:

Year	Amount
2025	$895
2026	943
2027	993
2028	1,047
2029	1,103
Thereafter	27,462
Total principal amount	$32,443

The following table summarizes interest expense related to long-term debt:

	Years Ended December 31,
	2025	2024	2023
Interest Expense:
Contractual interest	$4,310	$8,903	$9,906
Amortization of issuance costs	2,363	1,194	1,129
Total	$6,673	$10,097	$11,035

Convertible Senior Notes

During the first quarter of 2025, the Company notified the holders of its outstanding 4.75% Convertible Senior Notes due 2042 (the “Notes”) that the Company had elected to redeem the remaining $172,500 principal balance of the Notes. As a result, the Notes became immediately convertible into the Company’s common shares, with a redemption date of June 5, 2025. The conversion rate of the Notes was 12.6789 shares of common stock per $1 of principal. The Company converted $172,500 in aggregate principal into consideration of 2,187,063 shares of the Company’s common stock and $1,133 in cash. The cash consideration included an inducement payment of $1,125 and $8 paid in lieu of fractional shares. The Company recognized an expense related to the inducement payment of $1,125 in other operating expenses on the consolidated statements of income and as financing cash flows on the consolidated statements of cash flows.

During the first quarter of 2024, the Company notified the holders of its outstanding 4.25% Convertible Senior Notes due 2037 that the Company had elected to redeem the remaining $23,916 principal balance of the 4.25% Convertible Senior Notes. As a result of this notice, the 4.25% Convertible Senior Notes became immediately convertible into the Company’s common shares, with a redemption date of March 15, 2024. The conversion rate of the Company’s 4.25% Convertible Senior Notes was 16.5892 shares of common stock for each $1 in principal amount, which was the equivalent of approximately $60.25 per share. The Company converted $23,450 in aggregate principal of 4.25% Convertible Senior Notes for aggregate consideration of 389,087 shares of the Company’s common stock plus $1 cash consideration in lieu of fractional shares. The remaining 4.25% Convertible Senior Notes were redeemed for $466 on March 15, 2024.

Promissory Notes

4.55% Promissory Note

The loan is secured by commercial real estate in Tampa, Florida and an associated lease agreement. Approximately $41 of principal and interest is payable in 216 monthly installments. The promissory note may be repaid in full or in part after September 1, 2020 as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement.

5.50% Promissory Note

On June 26, 2023, the Company entered into a ten-year secured loan agreement for proceeds of $12,000. The loan is secured by commercial real estate in Clearwater, Florida and the associated lease agreements. Approximately $74 of principal and interest is payable in 120 monthly installments. The promissory note may be repaid in full or in part after August 1, 2025 as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

5.65% Promissory Note

On July 24, 2025, the Company entered into a $17,000 loan agreement. The loan is secured by commercial real estate in Haines City, Florida. Approximately $106 of principal and interest is payable in 119 monthly installments. The promissory note may be repaid in full as long as the Company provides at least 30 days’ written notice and pays a prepayment consideration as specified in the loan agreement.

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

The Company remains liable for claims payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st of each year. The Company purchases reinsurance each year taking into consideration its overall insurance exposure, modeled probable maximum losses, risk tolerance and retention levels, mandatory reinsurance coverage provided by the Florida Hurricane Catastrophe Fund (a tax-exempt state trust fund), and overall reinsurance market conditions.

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Years Ended December 31,
	2025	2024	2023
Premiums Written:
Direct	$1,160,382	$991,709	$762,806
Assumed	134,388	175,058	135,816
Gross written	1,294,770	1,166,767	898,622
Ceded	(414,479)	(405,659)	(269,627)
Net premiums written	$880,291	$761,108	$628,995
Premiums Earned:
Direct	$1,102,436	$866,957	$734,891
Assumed	133,709	216,263	30,621
Gross earned	1,236,145	1,083,220	765,512
Ceded	(414,479)	(405,659)	(269,627)
Net premiums earned	$821,666	$677,561	$495,885

As of December 31, 2025 and 2024, total net amounts recoverable and receivable from reinsurers were $289,896 and $558,441, respectively. During 2025, the Company derecognized ceded losses of $122,525, primarily attributable to a favorable change in estimated losses from Hurricane Milton and Hurricane Helene, partially offset by an unfavorable change in estimated losses from Hurricane Ian. This resulted in a significant decrease in reinsurance recoverable for unpaid losses and loss adjustment expenses.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

During 2024, ceded losses of $340,329 were recognized as a reduction in losses and loss adjustment expenses. Ceded losses for 2024 comprised $383,843 for Hurricane Milton, $18,000 for Hurricane Helene, $3,207 for Hurricane Sally, $446 for Tropical Storm Eta, and a $65,167 reduction in ceded losses for Hurricane Ian.

During 2023, the Company derecognized ceded losses of $94,863. This included a $104,614 reduction in ceded losses related to Hurricane Ian, partially offset by additional ceded losses of $5,416 for Hurricane Sally, $4,301 for Tropical Storm Eta, and $34 for other catastrophe and non-catastrophe claims.

As of December 31, 2025 and 2024, there were 48 and 44 reinsurers participating in the Company's reinsurance program, respectively. Approximately 65.3% of the reinsurance recoverable balance as of December 31, 2025 was receivable from four reinsurers, one of which was the Florida Hurricane Catastrophe Fund. The allowance for credit losses related to reinsurance recoverable was not material to the consolidated balance sheets or consolidated statements of income for the periods presented.

Prior to June 1, 2025, the Company had one multi-year reinsurance contract containing retrospective provisions, which adjusted premiums in the event of minimal or no losses. Due to the losses from Hurricane Helene and Hurricane Milton, the balance of previously accrued benefits under the multi-year reinsurance contract with retrospective provisions, amounting to $62,937, was reversed during 2024 with no further benefits to be accrued under the contract. As these retrospective provisions were fully exhausted, no benefits were accrued during 2025. During 2024, premiums ceded were increased by $44,289, resulting from the reversal of benefits accrued in prior years. During 2023, Company recognized reductions in premiums ceded of $27,972.

There were no benefits accrued under a multi-year reinsurance contract with retrospective provisions as of December 31, 2025 and 2024.

Reinsurance provided to other insurance companies

United Property & Casualty Insurance Company

The Company formerly provided quota share reinsurance to United on its policies in the northeast and southeast regions of the U.S. United was placed into receivership by the State of Florida due to its financial insolvency. As a result, the Company ceased providing quota share reinsurance on United policies, together with other administrative services in March 2023.

Effective October 2, 2025, the Company entered into a commutation and release agreement related to one of its northeast quota share reinsurance contracts, with the Florida Department of Financial Services, acting as the receiver for United. Under the terms of the agreement, all liabilities and obligations under this quota-share reinsurance agreement for policies in the northeast region were fully settled. As part of the commutation, the Company made a payment of $1,200 to the receiver. The funds were drawn from the trust account for assumed business. As of December 31, 2025 and 2024, the Company had a net balance of $0 and $831, respectively, due to United related to the northeast region.

As of December 31, 2025 and 2024, the Company had a net balance of $1,438 for both periods due to United related to the southeast region. During 2023, $7,271 of assumed premiums written related to the southeast region’s insurance policies were derecognized, which primarily resulted from the return of the unearned portion of assumed written premiums subsequent to the Company’s renewal and/or replacement of insurance policies in the southeast region. In addition, the receiver of United had requested a withdrawal of $13,482 from a trust account holding funds withheld for assumed business for the southeast region during 2023. The withdrawal was in settlement of unearned premiums of $7,496, losses and LAE of $2,310, claims handling fees of $4,875, less ceding commission of $1,199. Of the total withdrawal, the Company received $4,875 in payment for reimbursement and fees receivable on October 26, 2023.

As of December 31, 2025 and 2024, the balance of funds withheld for assumed business related to the Company’s quota share reinsurance agreements with United was $5,254 and $11,690, respectively. The Company cannot predict the actions a receiver might take, which may include restrictions on, or use of, funds held in trust. Any such actions could have a material adverse effect on the Company’s financial position and results of operations.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Citizens Property Insurance Corporation

From time to time, the Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. The table below shows the number of policies and annualized gross premiums assumed from Citizens during the periods presented:

Years Ended December 31,	Policies Assumed	Annualized Gross Premiums
2025	60,820	$216,728
2024	52,805	315,062
2023	59,860	224,789
Total	173,485	$756,579

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Losses and Loss Adjustment Expenses

The Company establishes reserves for the estimated total unpaid costs of losses including LAE. Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been reported, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to the Company (“IBNR”). Reserves established by management represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss and LAE reserves represent management’s best estimate of the Company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss and LAE reserves is complex and inherently imprecise, as it involves the estimation of the outcome of future uncertain events. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. In determining loss and LAE reserves, the Company gives careful consideration to all available data and actuarial analyses.

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

(In thousands, except share and per share amounts, unless otherwise stated)

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

Activity in the liability for losses and LAE is summarized as follows:

	Years Ended December 31,
	2025	2024	2023
Net balance, beginning of year*	$323,335	$254,351	$246,546
Incurred, net of reinsurance, related to:
Current year	249,342	380,203	235,725
Prior years	(7,515)	(5,495)	18,854
Total incurred, net of reinsurance	241,827	374,708	254,579
Paid, net of reinsurance, related to:
Current year	(114,770)	(188,169)	(107,204)
Prior years	(136,035)	(117,555)	(139,570)
Total paid, net of reinsurance	(250,805)	(305,724)	(246,774)
Net balance, end of year	314,357	323,335	254,351
Add: reinsurance recoverable before allowance for credit losses	262,138	522,565	330,722
Gross balance, end of year	$576,495	$845,900	$585,073

* Net balance represents beginning-of-year liability for unpaid losses and LAE less beginning-of-year reinsurance recoverable for unpaid losses and LAE.

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. During 2025, the Company decreased losses and LAE related to prior years by $7,515 primarily due to favorable development for non-catastrophe claims, partially offset by an increase in retention for catastrophic events. During 2024, the Company decreased losses and LAE related to prior years by $5,495 primarily due to favorable development for non-catastrophe claims. During 2023, the Company increased losses and LAE related to prior years by $18,854 primarily due to unfavorable development for catastrophic events in response to increased litigation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

During 2025, the Company did not experience any losses from catastrophic events and experienced an improvement in claim and litigation frequency as compared to prior periods. During 2024, losses and LAE included net estimated losses of $78,157, $43,000 and $6,500 due to Hurricane Milton, Hurricane Helene, and Hurricane Debby, respectively. During 2023, losses and LAE included net estimated losses of approximately $68,339 attributable to United-related policies and $7,875 related to policies assumed from Citizens.

The following is information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2024 to 2016 is presented as supplementary information and is unaudited.

Homeowners Multi-peril and Dwelling Fire Insurance (a)

											As of December 31, 2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Claims	Amounts) (b)
2016	$81,446	$90,879	$92,684	$92,986	$92,752	$92,333	$92,738	$92,779	$92,899	$92,937	$191	6,937
2017	—	91,443	88,937	89,652	90,958	90,877	90,652	91,132	91,685	91,679	743	5,777
2018	—	—	79,436	83,976	83,123	83,234	82,816	83,126	83,566	84,258	1,898	4,771
2019	—	—	—	95,467	94,018	96,821	99,754	101,081	100,558	101,353	3,461	5,404
2020	—	—	—	—	126,086	133,349	159,758	170,175	172,946	176,295	4,171	8,266
2021	—	—	—	—	—	187,164	186,606	186,059	187,918	193,858	9,491	11,871
2022	—	—	—	—	—	—	263,626	257,683	264,939	269,325	12,972	13,514
2023	—	—	—	—	—	—	—	232,819	209,248	201,709	27,024	8,535
2024	—	—	—	—	—	—	—	—	249,885	214,610	59,355	4,728
2025	—	—	—	—	—	—	—	—	—	244,767	130,655	8,483
Total										$1,670,791

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$51,663	$73,037	$83,311	$89,144	$90,989	$92,001	$92,367	$92,605	$92,698	$92,746
2017	—	43,039	66,996	78,808	83,383	86,364	89,387	90,492	90,935	90,936
2018	—	—	41,014	63,958	71,809	76,311	79,247	80,796	81,392	82,360
2019	—	—	—	47,471	70,182	81,941	91,839	95,293	96,832	97,892
2020	—	—	—	—	56,173	108,388	144,298	161,961	168,586	172,124
2021	—	—	—	—	—	85,895	142,054	164,138	177,445	184,367
2022	—	—	—	—	—	—	135,793	204,788	237,938	256,353
2023	—	—	—	—	—	—	—	106,167	156,962	174,685
2024	—	—	—	—	—	—	—	—	109,089	155,255
2025	—	—	—	—	—	—	—	—	—	114,112
Total										$1,420,830
All outstanding liabilities before 2016, net of reinsurance										333
Liabilities for loss and LAE, net of reinsurance										$250,294

(a)
Excludes losses from Wind-only insurance (2016 through 2025) and any hurricane and storm events prior to 2025.
(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Homeowners Wind-only Insurance (a)

											As of December 31, 2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Claims	Amounts) (b)
2016	$1,005	$1,314	$1,814	$1,853	$1,837	$2,255	$1,948	$1,957	$1,961	$1,958	$—	228
2017	—	1,529	1,119	815	792	923	991	807	802	812	20	157
2018	—	—	798	708	1,061	1,109	1,226	1,037	1,029	1,235	50	137
2019	—	—	—	1,132	1,501	1,833	2,359	1,909	1,822	1,878	84	154
2020	—	—	—	—	1,621	1,970	3,386	3,036	3,025	3,069	74	193
2021	—	—	—	—	—	682	1,257	1,556	1,419	1,502	154	114
2022	—	—	—	—	—	—	1,284	1,943	1,600	1,667	217	150
2023	—	—	—	—	—	—	—	2,193	953	1,515	473	108
2024	—	—	—	—	—	—	—	—	997	1,198	793	765
2025	—	—	—	—	—	—	—	—	—	1,469	1,374	25
Total										$16,303

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	689	1,155	1,405	1,772	1,821	1,843	1,944	1,952	1,957	$1,958
2017	—	484	786	789	792	792	792	792	792	792
2018	—	—	216	607	745	899	925	967	997	1,184
2019	—	—	—	828	1,290	1,451	1,770	1,794	1,794	1,794
2020	—	—	—	—	567	1,461	2,435	2,756	2,993	2,995
2021	—	—	—	—	—	415	799	1,161	1,307	1,349
2022	—	—	—	—	—	—	704	1,113	1,354	1,450
2023	—	—	—	—	—	—	—	330	608	1,042
2024	—	—	—	—	—	—	—	—	232	404
2025	—	—	—	—	—	—	—	—	—	95
Total										$13,063
Liabilities for loss and LAE, net of reinsurance										$3,240

(a)
Excludes losses from multi-peril and dwelling fire insurance (2016 through 2025) and any hurricane and storm events prior to 2025.
(b)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Losses Specific to Any Hurricane and Storm Events prior to 2025

											As of December 31, 2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										Total of IBNR Plus Expected Development Reported	Cumulative Number of Reported Claims (Not in Dollar
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Claims	Amounts) (b)
2016	$21,414	$24,126	$26,211	$28,133	$27,634	$27,634	$27,634	$27,634	$27,634	$27,246	$—	2,420
2017	—	53,602	54,080	53,557	53,624	53,628	53,636	53,649	53,653	53,650	122	21,777
2018	—	—	16,543	16,532	16,532	16,532	16,476	16,466	16,466	16,467	—	1,719
2019	—	—	—	—	—	—	—	—	—	—	—	144
2020	—	—	—	—	30,264	46,284	55,235	61,847	64,333	64,339	4,475	3,294
2021	—	—	—	—	—	11,689	13,000	13,000	13,007	12,857	131	2,597
2022	—	—	—	—	—	—	65,325	71,860	75,718	76,249	18,307	14,194
2023	—	—	—	—	—	—	—	—	—	—	—	300
2024	—	—	—	—	—	—	—	—	121,222	142,182	32,187	12,828
2025	—	—	—	—	—	—	—	—	—	565	6	359
Total										$393,555

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$12,227	$20,025	$23,316	$25,849	$26,098	$26,807	$27,146	$27,169	$27,240	$27,245
2017	—	43,905	47,514	47,524	49,425	53,216	53,634	53,413	53,428	53,528
2018	—	—	13,391	15,992	16,436	16,477	16,476	16,466	16,466	16,467
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	14,964	34,771	47,056	54,356	58,374	59,865
2021	—	—	—	—	—	9,323	12,616	12,652	12,667	12,726
2022	—	—	—	—	—	—	32,998	48,627	53,458	57,943
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	76,773	109,995
2025	—	—	—	—	—	—	—	—	—	558
Total										$338,327
Liabilities for loss and LAE, net of reinsurance										$55,228

(a)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses is as follows:

	December 31,
	2025	2024
Net outstanding liabilities
Homeowners multi-peril and dwelling fire insurance	$250,294	$242,103
Homeowners wind-only insurance	3,240	1,574
Losses specific to any hurricane and storm events prior to 2025	55,228	73,627
Other short-duration insurance lines	5,595	6,031
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	314,357	323,335
Reinsurance recoverables	262,138	522,565
Losses and loss adjustment expenses	$576,495	$845,900

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2025:

Average Annual Percentage Payout of Incurred
Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners multi-peril and dwelling fire insurance	47.3%	21.9%	9.0%	4.4%	1.5%	0.6%	0.2%	0.1%	—	—
Homeowners wind-only insurance	28.0%	23.0%	15.7%	8.6%	2.3%	0.4%	0.8%	1.2%	—	—
Other short-duration insurance lines	37.2%	8.6%	0.8%	0.4%	—	—	—	—	—	—
Losses specific to any hurricane and storm events prior to 2025	51.9%	22.5%	5.3%	3.7%	2.4%	0.6%	—	—	—	—

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Variable Interest Entities

The Company includes two consolidated VIEs related to reciprocal insurance exchanges, CORE and Tailrow. The reciprocal insurance exchanges are owned by their policyholders, referred to as subscribers, who gain ownership by buying an insurance policy and making a surplus contribution. Each subscriber has certain interests in the insurance exchanges which include the right to appoint an AIF, to vote for the subscribers’ advisory committees and to receive dividends or premium credits if the reciprocal insurance exchanges generate a surplus. At least two-thirds of the membership of the advisory committees must be subscribers who are independent of the AIF. The advisory committees are charged with overseeing the financial affairs of the reciprocal insurance exchanges.

Both CORE and Tailrow each received initial funding through the issuance of a subordinated surplus note to wholly-owned subsidiaries of HCI Group, Inc. as neither had any subscribers or sufficient surplus to fund their insurance operations at the time of formation. In addition, CORE and Tailrow each entered into an AIF agreement with Core Risk Managers, LLC (“CRM”) and Tailrow Risk Managers, LLC (“TRM”), respectively. Both CRM and TRM are wholly-owned subsidiaries of HCI Group, Inc. The AIF agreements, which were approved by the FLOIR, can be terminated at any time by mutual agreement of both parties or with cause, if the FLOIR or a court of competent jurisdiction determines that a material breach of the agreement has occurred. Under the AIF agreements, CRM and TRM have the power of attorney to directly or indirectly conduct the daily operations of CORE and Tailrow, respectively, by underwriting insurance policies, collecting premiums, investing funds, and processing claims. As such, subscribers do not possess the power to directly manage the operations of CORE and Tailrow. The AIF agreements also permit CRM and TRM to contract with service providers including other HCI Group, Inc. subsidiaries to perform certain functions.

The AIF agreements, together with the subordinated surplus notes, result in both CORE and Tailrow to be consolidated VIEs. As CORE and Tailrow are owned by their underlying policyholders, their net assets and results of operations are included in noncontrolling interests.

CORE

CORE was formed and issued a $25,000 subordinated surplus note with an annual interest rate of 9% during 2023. CORE commenced business operations during 2024.

As of December 31, 2025 and 2024, the Company’s maximum exposure to loss relating to CORE was $25,000. CORE’s assets are legally restricted for the purpose of fulfilling obligations specific to CORE and its creditors have no legal right to pursue additional sources of payment from the Company.

Tailrow

Tailrow was formed and issued a $25,000 subordinated surplus note with an annual interest rate of 9% during 2024. Tailrow commenced business operations during 2025.

As of December 31, 2025 and 2024, the Company’s maximum exposure to loss relating to Tailrow was $25,000. Tailrow’s assets are legally restricted for the purpose of fulfilling obligations specific to Tailrow and its creditors have no legal right to pursue additional sources of payment from the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the assets and liabilities related to the Company’s variable interests in consolidated VIEs which are included in the accompanying consolidated balance sheets:

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$154,156	$74,886
Restricted cash	636	611
Income taxes receivable	1,332	463
Deferred income tax assets, net	2,237	72
Premiums receivable, net (allowance: $1,406 and $1,085, respectively)	4,549	4,230
Prepaid reinsurance premiums	2,499	13,886
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	26	—
Unpaid losses and loss adjustment expenses (allowance: $1 and $4, respectively)	1,573	3,596
Deferred policy acquisition costs	4,464	2,709
Other assets	539	891
Total assets	$172,011	$101,344
Liabilities
Losses and loss adjustment expenses	$24,810	$17,415
Unearned premiums	73,086	30,204
Advance premiums	1,817	—
Ceded reinsurance premiums payable	933	—
Assumed premiums payable	837	656
Income taxes payable	2,857	19
Deferred income tax liabilities, net	127	261
Accrued expenses and other liabilities	2,162	2,046
Total liabilities	$106,629	$50,601

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 15 -- Segment Information

The Company has five reportable segments: Insurance Operations, Exzeo, Reciprocal Exchange Operations, Real Estate, and Corporate and Other. Due to their economic characteristics, the Company’s property and casualty insurance division and reinsurance operations, excluding the insurance operations under Reciprocal Exchange Operations, are grouped together into one reportable segment under Insurance Operations. The Exzeo segment includes insurance technology and operations solutions for property and casualty insurance carriers. The Reciprocal Exchange Operations segment represents the insurance operations of consolidated reciprocal insurance exchanges that are owned by their policyholders. The Real Estate segment relates to the commercial real estate group that is primarily engaged in the business of developing and operating commercial properties for investment purposes or for internal use. The Corporate and Other segment represents the activities of the holding companies and any other operations that do not meet the quantitative and qualitative thresholds for a reportable segment.

The Company’s segments are based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and makes decisions regarding the allocation of resources. The CODM evaluates performance and allocates resources using various measures primarily through reviews of various operational performance packages, investor presentations, and the Company’s SEC filings, as well as through the approval of the Company’s annual budget and forecast. The Company’s reported segment profit measure is income (loss) before income taxes as this measure is most consistent with the amounts included in the consolidated statements of income. Intersegment transactions are not eliminated from segment results while intrasegment transactions are eliminated from segment results. The accounting policies of the Company’s reportable segments are the same as those of the Company, except as otherwise noted. The determination of segments may change over time due to changes in operational emphasis, revenue, and results of operations.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

The following tables present segment information reconciled to the Company’s consolidated statements of income for the periods presented:

For the Year Ended December 31, 2025	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$1,145,843	$—	$95,648	$—	$—	$(5,346)	$1,236,145
Premiums ceded	(385,801)	—	(34,024)	—	—	5,346	(414,479)
Net premiums earned	760,042	—	61,624	—	—	—	821,666
Net income from investment portfolio	55,180	4,302	3,899	—	7,956	(3,050)	68,287
Policy fee income	6,747	—	—	—	111	—	6,858
Other	12,461	216,980	26	14,823	15,500	(255,655)	4,135
Total revenue	834,430	221,282	65,549	14,823	23,567	(258,705)	900,946
Expenses
Losses and loss adjustment expenses	298,818	—	22,393	—	—	(79,384)	241,827
Amortization of deferred policy acquisition costs	109,548	—	5,773	—	—	—	115,321
Other policy acquisition expenses	67,135	43,725	12,651	—	9,050	(125,456)	7,105
Stock-based compensation expense	1,469	2,635	—	—	6,866	—	10,970
Interest expense	—	—	4,500	1,290	7,866	(4,500)	9,156
Depreciation and amortization	2,413	2,934	—	2,741	743	(2,198)	6,633
Personnel and other operating expenses	41,231	61,696	1,601	9,164	13,505	(46,593)	80,604
Total expenses	520,614	110,990	46,918	13,195	38,030	(258,131)	471,616
Income (loss) before income taxes (d)	$313,816	$110,292	$18,631	$1,628	$(14,463)	$(574)	$429,330
Total revenue from non-affiliates (e)	$818,364	$6,671	$70,895	$11,364	$4,607
Gross premiums written	$1,156,241	$—	$138,529

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations include $5,346 earned from the reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo and the AIF operations recognize service fee revenues according to revenue recognition standards. Although both service fee expenses and revenues are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2024	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$1,036,129	$—	$51,207	$—	$—	$(4,116)	$1,083,220
Premiums ceded	(387,814)	—	(21,961)	—	—	4,116	(405,659)
Net premiums earned	648,315	—	29,246	—	—	—	677,561
Net income from investment portfolio	49,218	548	1,509	—	15,467	(1,566)	65,176
Policy fee income	2,502	—	—	—	—	2,137	4,639
Other	17,223	133,948	9	14,067	10,821	(173,393)	2,675
Total revenue	717,258	134,496	30,764	14,067	26,288	(172,822)	750,051
Expenses
Losses and loss adjustment expenses	405,280	—	13,318	—	—	(43,890)	374,708
Amortization of deferred policy acquisition costs	91,718	—	2,779	—	—	—	94,497
Other policy acquisition expenses	56,471	39,013	5,753	—	—	(96,332)	4,905
Stock-based compensation expense	1,345	3,380	—	—	5,464	—	10,189
Interest expense	—	3,329	2,853	882	12,462	(6,182)	13,344
Depreciation and amortization	2,447	2,596	—	1,641	641	(1,140)	6,185
Personnel and other operating expenses	48,519	50,942	293	6,771	16,049	(49,778)	72,796
Total expenses	605,780	99,260	24,996	9,294	34,616	(197,322)	576,624
Income (loss) before income taxes (d)	$111,478	$35,236	$5,768	$4,773	$(8,328)	$24,500	$173,427
Total revenue from non-affiliates (e)	$697,404	$1,048	$34,880	$10,654	$10,818
Gross premiums written	$1,085,355	$—	$81,412

(a)
Other revenue under real estate primarily consisted of rental income from investment properties.
(b)
Other revenue under corporate and other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under insurance operations include $4,116 earned from the reciprocal exchange operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The insurance operations and the reciprocal exchange operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo and the AIF operations recognize service fee revenues according to revenue recognition standards. Although both service fee expenses and revenues are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

For the Year Ended December 31, 2023	Insurance Operations	Exzeo	Reciprocal Exchange Operations (a)	Real Estate (b)	Corporate/ Other	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned	$765,512	$—	$—	$—	$—	$—	$765,512
Premiums ceded	(269,627)	—	—	—	—	—	(269,627)
Net premiums earned	495,885	—	—	—	—	—	495,885
Net income from investment portfolio	30,803	52	—	1	8,112	8,485	47,453
Gain on sale	—	—	—	8,811	—	(8,811)	—
Policy fee income	2,163	—	—	—	—	2,541	4,704
Other	15,791	88,333	—	9,897	2,250	(113,643)	2,628
Total revenue	544,642	88,385	—	18,709	10,362	(111,428)	550,670
Expenses
Losses and loss adjustment expenses	271,222	—	—	—	—	(16,643)	254,579
Amortization of deferred policy acquisition costs	86,214	—	—	—	—	—	86,214
Other policy acquisition expenses	27,852	36,837	—	—	—	(60,081)	4,608
Stock-based compensation expense	1,718	2,927	—	—	4,703	—	9,348
Interest expense	—	1,722	—	720	10,397	(1,722)	11,117
Depreciation and amortization	2,454	2,202	—	1,610	707	(1,251)	5,722
Loss on extinguishment of debt	—	—	—	177	—	(177)	—
Personnel and other operating expenses	39,616	43,813	—	6,054	6,061	(34,112)	61,432
Total expenses	429,076	87,501	—	8,561	21,868	(113,986)	433,020
Income (loss) before income taxes (c)	$115,566	$884	$—	$10,148	$(11,506)	$2,558	$117,650
Total revenue from non-affiliates (d)	$531,495	$52	$—	$15,416	$8,087
Gross premiums written	$898,622	$—	$—

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

The following table presents gross premium earned by geographic location:

	Years Ended December 31,
	2025	2024	2023
Florida	$1,115,905	$964,659	$642,544
Non-Florida	120,240	118,561	122,968
Gross premiums earned	$1,236,145	$1,083,220	$765,512

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	December 31,
	2025	2024
Segments
Insurance Operations	$1,895,081	$1,905,878
Exzeo	347,734	89,441
Reciprocal Exchange Operations	184,453	105,556
Real Estate	130,971	96,795
Corporate and Other	120,686	175,282
Consolidation and Elimination	(149,997)	(142,739)
Total assets	$2,528,928	$2,230,213

As of December 31, 2025 and 2024, substantially all of the Company’s assets were located in Florida.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 16 -- Income Taxes

The Company is subject to U.S. federal, various states, and foreign income tax jurisdictions. State income taxes are primarily related to the State of Florida while foreign income taxes are related to the Company's subsidiary in India. Additionally, CORE and Tailrow are each subject to their own U.S. federal and state income tax jurisdictions.

Significant components of income tax expense for the periods presented were as follows:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$88,410	$34,507	$23,997
State	22,234	8,849	5,431
Foreign	209	84	67
Current income tax expense	110,853	43,440	29,495
Deferred:
Federal	(1,512)	1,915	(738)
State	(416)	494	(365)
Foreign	10	(3)	1
Deferred income tax (benefit) expense	(1,918)	2,406	(1,102)
Income tax expense	$108,935	$45,846	$28,393

Significant components of income taxes paid, net of refunds, for the periods presented were as follows:

	Years Ended December 31,
	2025	2024	2023
Federal	$83,954	$34,344	$16,092
State	20,237	11,681	2,750
Foreign	198	129	145
Income taxes paid, net of refunds	$104,389	$46,154	$18,987

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

The reconciliation between the income tax expense and the amount computed at the statutory U.S. federal income tax rate for the periods presented was as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$90,160	21.0	$36,420	21.0	$24,706	21.0
Increase in income taxes resulting from:
State income taxes, net of federal tax effect	17,600	4.1	7,387	4.3	4,951	4.2
Foreign tax effect
India - statutory tax rate	195	—	35	—	62	—
Effect of tax rate changes	—	—	—	—	(155)	(0.1)
Change in valuation allowances	—	—	—	—	(2,549)	(2.2)
Nontaxable or nondeductible items:
Non-deductible executive compensation	2,688	0.7	2,336	1.3	1,035	0.9
Stock-based compensation	(1,860)	(0.4)	(506)	(0.3)	(49)	0.0
Other	152	—	174	0.1	392	0.3
Income tax expense	$108,935	25.4	$45,846	26.4	$28,393	24.1

Significant components of the Company’s net deferred income tax liabilities were as follows:

	December 31,
	2025	2024
Deferred income tax assets:
Unearned premiums	$23,580	$21,310
Losses and loss adjustment expenses	3,981	3,896
Stock-based compensation	1,633	1,593
Unearned revenue	3,104	209
Intercompany deferred loss	1,208	544
Other	899	1,194
Total deferred income tax assets	34,405	28,746
Valuation allowance	(1,208)	(544)
Deferred income tax assets, net of valuation allowance	33,197	28,202
Deferred income tax liabilities:
Gain on involuntary conversion	(3,975)	(11,753)
Deferred policy acquisition costs	(15,574)	(15,285)
Property and equipment	(10,700)	—
Other	(4,525)	(3,817)
Total deferred income tax liabilities	(34,774)	(30,855)
Net deferred income tax liabilities	$(1,577)	$(2,653)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

The reconciliation of net deferred income tax liabilities shown in the preceding table to the amounts reported within the consolidated balance sheets for the periods presented was as follows:

	December 31,
	2025	2024
Deferred income tax assets, net	$2,237	$72
Deferred income tax liabilities, net	(3,814)	(2,830)
Net deferred income tax liabilities	$(1,577)	$(2,758)

As of December 31, 2025, it is more likely than not that the Company's deferred income tax assets will be realized, other than the deferred income tax asset related to the intercompany deferred loss that was recognized as a result of the sale of TTIC from Exzeo to HCI during 2024. As of December 31, 2025 and 2024, the intercompany deferred loss was $1,208 and $544, respectively, and had a full valuation allowance associated with it.

There were no federal or state net operating loss carryforwards as of December 31, 2025 and 2024.

There were no unrecognized tax benefits and the amount of any interest and penalties included in income tax expense was not material for the periods presented.

The Company's income tax filings are subject to audit by the relevant taxing authorities. These audits may culminate in proposed assessments which may ultimately result in a change to the estimated income taxes. The following is a summary of open tax years by jurisdiction:

Jurisdiction	Years Open to Audit
Federal	2022 - 2024
State	2022 - 2024
India	2022 - 2024

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA resulted in additional tax depreciation for 2025, resulting in a tax benefit of approximately $1,853 and additional deductible research and development costs for 2025, resulting in a tax benefit of approximately $386.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Earnings Per Share

The computations of basic and diluted earnings per share for the periods presented were as follows:

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2025
Net income	$320,395
Less: Net income attributable to noncontrolling interests	(21,390)
Net income after noncontrolling interests	299,005
Less: Income attributable to participating securities	(12,041)
Basic Earnings Per Share:
Income allocated to common stockholders	286,964	11,675	$24.58
Effect of Dilutive Securities:
Stock options	—	397
Convertible senior notes	4,879	799
Warrants	—	7
Net impact from reallocation of undistributed earnings to participating securities	803	—
Diluted Earnings Per Share:
Income available to common stockholders	$292,646	12,878	$22.72

(a)
Shares in thousands.

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2024
Net income	$127,581
Less: Net income attributable to redeemable noncontrolling interests	(10,149)
Less: Net income attributable to noncontrolling interests	(7,479)
Net income after noncontrolling interests	109,953
Less: Income attributable to participating securities	(4,110)
Basic Earnings Per Share:
Income allocated to common stockholders	105,843	9,997	$10.59
Effect of Dilutive Securities:
Stock options	—	294
Convertible senior notes	6,908	2,177
Warrants	—	218
Diluted Earnings Per Share:
Income available to common stockholders	$112,751	12,686	$8.89

(a)
Shares in thousands.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

	Income (Numerator)	Shares (a) (Denominator)	Per Share Amount
Year Ended December 31, 2023
Net income	$89,257
Less: Net income attributable to redeemable noncontrolling interests	(9,370)
Less: Net income attributable to noncontrolling interests	(853)
Net income after noncontrolling interests	79,034
Less: Income attributable to participating securities	(2,625)
Basic Earnings Per Share:
Income allocated to common stockholders	76,409	8,367	$9.13
Effect of Dilutive Securities:
Stock options	—	83
Convertible senior notes	7,732	2,538
Warrants	—	56
Diluted Earnings Per Share:
Income available to common stockholders	$84,141	11,044	$7.62

(a)
Shares in thousands.

For the periods presented, all potentially dilutive securities for Exzeo were excluded from Exzeo's diluted earnings per share computation because their (i) effect would be anti-dilutive, (ii) exercise price was “out-of-the-money,” or (iii) contingent exercise conditions were unsatisfied.

Note 18 -- Redeemable Noncontrolling Interests

Exzeo Series A Preferred Stock

On January 22, 2024, Exzeo entered into a Stock Redemption Agreement with Centerbridge Partners, L.P. (“Centerbridge”) which allowed Exzeo to redeem all of the Exzeo Series A Preferred Stock held by Centerbridge. The redemption totaled $100,000 plus accrued and unpaid dividends of approximately $2,923. At redemption, the difference between the consideration transferred of $102,923 and the redemption date carrying value of $96,695 was recorded as a deemed dividend and was included in net income attributable to redeemable noncontrolling interest. In connection with this redemption, the warrants held by Centerbridge were also modified. See Note 19 “Equity” for additional information.

During 2024, net income attributable to redeemable noncontrolling interests was $10,149, consisting of accrued cash dividends of $424, accretion related to increasing dividend rates of $111, an adjustment to maximum redemption value of $6,228, and a deemed dividend resulting from warrant modifications of $3,386. During 2023, net income attributable to redeemable noncontrolling interests was $9,370, consisting of accrued cash dividends of $7,263 and accretion related to increasing dividend rates of $2,107.

Subscriber Surplus Contributions

Subscriber surplus contributions in redeemable noncontrolling interests represent a refundable portion of the surplus contributions received from policyholders of CORE and Tailrow. The surplus contributions are reclassified to noncontrolling interest once they are no longer refundable.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity of subscriber surplus contributions:

	Years Ended December 31,
	2025	2024
Beginning balance	$1,691	$—
Cash contributions	6,827	2,953
Return of contributions	(155)	(4)
Reclassification of nonrefundable subscriber surplus contributions	(5,004)	(1,258)
Ending balance	$3,359	$1,691

Note 19 -- Equity

Stockholders’ Equity

Common Stock

Each share of common stock entitles the stockholder to one vote.

In December 2023, the Company sold an aggregate of 1,150,000 shares of the Company’s common stock at a price of $78 per share to the public, pursuant to an underwriting agreement between the Company and Citizens JMP Securities, LLC, the representative of several underwriters participating in the underwriting agreement. After issuance costs, the Company received net proceeds of $84,572.

Dividends

Stockholders are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose. Unvested restricted stock awards have the right to share in dividends, if declared, equally with common stockholders on a nonforfeitable basis.

The following table represents the frequency and amount of all cash dividends declared on common stock for the periods presented:

Declaration Date	Date of Record	Payment Date	Per Share Amount
Year Ended December 31, 2025
10/21/2025	11/21/2025	12/19/2025	$0.40
7/1/2025	8/15/2025	9/19/2025	0.40
4/23/2025	5/16/2025	6/20/2025	0.40
1/14/2025	2/21/2025	3/21/2025	0.40
		Total	$1.60
Year Ended December 31, 2024
10/24/2024	11/15/2024	12/20/2024	$0.40
7/3/2024	8/16/2024	9/20/2024	0.40
4/24/2024	5/17/2024	6/21/2024	0.40
1/24/2024	2/16/2024	3/15/2024	0.40
		Total	$1.60
Year Ended December 31, 2023
10/13/2023	11/17/2023	12/15/2023	$0.40
7/3/2023	8/18/2023	9/15/2023	0.40
4/14/2023	5/19/2023	6/16/2023	0.40
1/11/2023	2/17/2023	3/17/2023	0.40
		Total	$1.60

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Preferred Stock

As of December 31, 2025 and 2024, the Company had 20,000,000 preferred shares authorized, none of which were issued and outstanding.

Warrants

In connection with the redemption of the Exzeo Series A Preferred Stock held by Centerbridge in January 2024, the Company extended the expiration dates of 450,000 warrants to expire in 150,000 share increments on December 31, 2026, December 31, 2027, and December 31, 2028. The remaining 300,000 warrants retained their original expiration date of February 26, 2025 and were exercised in March 2024 through a cashless transaction, resulting in the issuance of 155,049 shares of common stock. The warrant modifications resulted in a $3,386 increase in the fair value of the warrants, which was recorded as a deemed dividend by decreasing retained income and increasing additional paid-in capital. The amount of deemed dividend was included in net income attributable to redeemable noncontrolling interest which was subtracted from net income when calculating net income available to common stockholders.

In November 2024, the 150,000 warrants with an expiration date of December 31, 2026 were exercised through a cashless transaction, resulting in the issuance of 79,460 shares of common stock. In November 2024, the 150,000 warrants with an expiration date of December 31, 2027 were exercised through a cashless transaction, resulting in the issuance of 77,787 shares of common stock. In December 2024, 138,750 warrants with an expiration date of December 31, 2028 were exercised through a cashless transaction, resulting in the issuance of 73,971 shares of common stock.

As of December 31, 2025, there were 11,250 warrants outstanding and exercisable at an exercise price of $54.40 with an expiration date of December 31, 2028.

At-The-Market Facility

On January 22, 2024, the Company implemented an “at-the-market” facility (the “ATM Facility”) which gives the Company the ability to raise up to $75,000 through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). The Company has no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of December 31, 2025, the remaining availability under the ATM Facility was $75,000.

Noncontrolling Interests

Exzeo

On November 6, 2025, Exzeo closed its initial public offering, issuing 8,000,000 shares of common stock at a price of $21.00 per share for gross proceeds of $168,000. Underwriting and offering costs totaled $13,246 and were recorded as a reduction of the proceeds received. The net proceeds were allocated as $129,209 to additional paid-in capital and $25,545 to noncontrolling interest on the consolidated balance sheet with no recognition of a gain or loss on the consolidated statements of income. Underwriting and offering costs were reflected as cash flows from financing activities in the consolidated statements of cash flows. Offering costs related to third-parties were reflected separately from proceeds received in the consolidated statements of cash flows.

On July 1, 2024, HCI Group, Inc. entered into a Stock Purchase Agreement (“Purchase Agreement”) with Exzeo. Pursuant to the Purchase Agreement, Exzeo transferred all outstanding shares of TTIC to HCI Group, Inc. in exchange for the settlement of promissory notes. Because the transaction occurred between entities under common control and did not result in a change of control of TTIC, the transaction was accounted for as a common control transaction. The net assets of TTIC were derecognized by Exzeo and recognized by HCI Group, Inc. at their carrying amounts on the date of the transaction. The difference between the consideration transferred and the carrying amounts of the net assets was recognized in equity. As there was no change in HCI Group, Inc.’s ownership percentage in Exzeo, the change in noncontrolling interests in Exzeo was charged to noncontrolling interest expense and was not material. This organizational change was implemented to align all insurance operations under a single operating segment under the Company’s direct control, allowing Exzeo to primarily focus on its industry-leading technology and insurance management activities as an insurance solutions provider.

Dilution from subsidiary stock-based compensation in the consolidated statements of equity primarily relates to (i) the net settlement of Exzeo common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted stock

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

awards issued under Exzeo's stock-based compensation plan and (ii) the change in ownership of Exzeo as a result of the vesting of restricted stock awards issued under Exzeo's stock-based compensation plan.

As of December 31, 2025, there were 90,926,720 shares of Exzeo’s common stock outstanding, of which 15,926,720 shares were not owned by HCI Group, Inc. Of the shares not owned by HCI Group, Inc., 2,541,593 represent unvested restricted stock awards granted to Exzeo's employees.

Subscriber Surplus Contributions

Subscriber surplus contributions in noncontrolling interests represent the non-refundable portion of the surplus contributions received from policyholders of CORE and Tailrow. The surplus contributions are reclassified from redeemable noncontrolling interest once they are no longer refundable. As CORE and Tailrow are owned by their underlying policyholders, their net assets are included in noncontrolling interests.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) relates to the unrealized gains or losses of available-for-sale fixed-maturity securities carried at fair value, net of tax. Accumulated other comprehensive income (loss) is reclassified to either net investment income or net realized investment gains (losses) in the consolidated statements of income as payments or sales occur related to available-for-sale fixed-maturity securities, respectively. Other comprehensive income (loss) represents the net change in accumulated other comprehensive income (loss).

Prior to the transfer of TTIC from Exzeo to HCI Group, Inc. during 2024, a portion of accumulated other comprehensive income (loss) was attributable to noncontrolling interests. Subsequent to the transfer, there was no accumulated other comprehensive income (loss) attributable to noncontrolling interests.

The following table summarizes the activity with respect to accumulated other comprehensive income (loss) during 2025:

	Before Tax	Income Tax Effect	Net of Tax
December 31, 2024	(999)	(250)	(749)
Net unrealized gains	3,238	810	2,428
Reclassification to net investment income	(204)	(51)	(153)
Reclassification to net realized investment gains	(89)	(22)	(67)
December 31, 2025	$1,946	$487	$1,459

The components of other comprehensive income, inclusive of the related tax effects, during 2024 and 2023 were as follows:

	Year Ended December 31, 2024
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized gains	$5,241	$1,312	$3,929
Reclassification to net investment income	(2)	—	(2)
Reclassification to net realized investment gains	$(1,789)	$(448)	$(1,341)
Other comprehensive income	$3,450	$864	$2,586

	Year Ended December 31, 2023
		Income Tax
	Before Tax	Effect	Net of Tax
Net unrealized gains	$4,818	$(1,372)	$6,190
Reclassification to net realized investment losses	1,029	258	771
Other comprehensive income	$5,847	$(1,114)	$6,961

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 20 -- Stock-Based Compensation

The Company grants stock-based awards to participants under HCI Group, Inc.'s 2012 Omnibus Incentive Plan (“HCI Plan”) and Exzeo Group, Inc.'s 2025 Omnibus Incentive Plan (“Exzeo Plan”). Stock-based compensation expense is included in general and administrative personnel expense in the consolidated statements of income and consisted of the following for the periods presented:

	Years Ended December 31,
	2025	2024	2023
Stock options	$—	$14	$2,197
Restricted stock awards	8,368	6,909	4,224
Exzeo stock options	1,040	2,045	1,767
Exzeo restricted stock awards	1,562	1,221	1,160
Stock-based compensation expense	$10,970	$10,189	$9,348

Stock-based compensation awards are classified as equity and awards related to the Exzeo Plan are included as a component of noncontrolling interest.

HCI Plan

As of December 31, 2025, there were 644,301 shares available for issuance under the HCI Plan to employees, directors, consultants, and advisors of the Company.

Stock Options

Stock options granted under the HCI Plan generally vest over a period of four years and are exercisable over the contractual term of ten years.

The following table summarizes activity related to stock options granted under the HCI Plan during 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	590,000	$51.54	4.9 years	$37,523

Outstanding as of December 31, 2025	590,000	$51.54	3.9 years	$82,687

Exercisable as of December 31, 2025	590,000	$51.54	3.9 years	$82,687

In September 2023, the Company awarded its Chief Executive Officer stock options under the HCI Plan with market-based vesting conditions to purchase 150,000 shares of its common stock, which had a grant date fair value of $12.50. In December 2023, the award met the conditions for vesting and as a result, the unrecognized compensation balance related to the award was fully recognized. There were no stock options granted under the HCI Plan during 2025 and 2024.

There were no stock options under the HCI Plan that were exercised during 2025, 2024, and 2023.

There were no deferred tax benefits related to stock options under the HCI Plan during 2025, 2024, and 2023.

As of December 31, 2025, there was no unrecognized compensation expense related to stock options under the HCI Plan.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

The following table provides assumptions used in the pricing model to estimate the fair value of the stock options granted under the HCI Plan during 2023:

2023
Expected dividend yield (%)	3.05
Expected volatility (%)	44.63 - 46.55
Risk-free interest rate (%)	4.49 - 5.49
Expected life (in years)	4.8

Restricted Stock Awards

Restricted stock awards granted under the HCI Plan may include service, performance, and market-based conditions. The requisite service period for restricted stock awards granted under the HCI Plan is generally three or four years.

The following table summarizes activity related to restricted stock awards under the HCI Plan during 2025, 2024, and 2023:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	342,459	$39.86
Granted	13,000	$55.40
Vested	(75,041)	$50.55
Forfeited	(9,001)	$55.68
Unvested as of December 31, 2023	271,417	$37.12

Granted	269,200	$87.06
Vested	(49,327)	$52.92
Forfeited	(5,175)	$53.07
Unvested as of December 31, 2024	486,115	$63.00

Granted	51,330	$182.51
Vested	(39,025)	$84.71
Forfeited	(3,785)	$112.67
Unvested as of December 31, 2025	494,635	$73.31

In April 2024, the Company granted its Chief Executive Officer 200,000 restricted stock awards under the HCI Plan. These restricted stock awards will vest equally over a period of four years, with vesting dates of March 15, 2025, 2026, 2027, and 2028, under the condition that the price per share reaches $200 for a period of 30 consecutive trading days. There were no restricted stock awards granted under the HCI Plan with market-based vesting conditions during 2025 or 2023.

In May 2025, 193,500 restricted stock awards under the HCI Plan satisfied the required market condition for vesting as the price per share exceeded $140 for a period of 30 consecutive trading days. Consequently, the remaining unrecognized compensation cost is being recognized on a straight‑line basis over the twelve‑month period beginning on the date the market condition was achieved.

As of December 31, 2025, there were 393,500 unvested restricted stock awards under the HCI Plan with market conditions, of which 200,000 did not meet the requisite market conditions.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

As of December 31, 2025, there was approximately $20,870 of total unrecognized compensation expense related to unvested restricted stock awards under the HCI Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of 2.5 years.

The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to restricted stock awards and paid dividends, and the fair value of vested restricted stock awards under the HCI Plan during 2025, 2024, and 2023:

	2025	2024	2023
Deferred tax benefits recognized	$735	$386	$921
Tax benefits realized for restricted stock and paid dividends	$1,660	$1,145	$866
Fair value of vested restricted stock	$3,306	$2,610	$3,793

The following table provides assumptions used in the pricing model to estimate the fair value of restricted stock awards granted under the HCI Plan with market-based vesting conditions granted during 2024:

2024
Beginning price per share	$109.91
Expected volatility (%)	42.50%
Risk-free interest rate (%)	4.61%
Term (in years)	0.004

Exzeo Plan

Prior to Exzeo's initial public offering, Exzeo maintained its 2021 Omnibus Plan under which shares of Exzeo common stock were authorized for issuance as stock-based compensation awards to employees, directors, consultants, and advisors of Exzeo. In connection with Exzeo's initial public offering, Exzeo terminated its 2021 Omnibus Plan and adopted the Exzeo Plan, which authorizes the issuance of up to 10,000,0000 shares of Exzeo's common stock. Awards outstanding under the Exzeo 2021 Omnibus Plan continue to be governed by the terms of that plan and are incremental to, and do not count against, the authorized share pool of the Exzeo Plan. As of December 31, 2025, there were 9,768,530 shares available for issuance under the Exzeo plan.

Exzeo Stock Options

As of December 31, 2025, there were 6,350,000 Exzeo stock options outstanding with a weighted-average exercise price of $23.00. All of the Exzeo stock options were fully vested, however, 6,000,000 were non-exercisable without approval from HCI Group, Inc.'s board of directors.

Exzeo Restricted Stock Awards

As of December 31, 2025, there were 2,541,593 unvested Exzeo restricted stock awards outstanding with a weighted average grant date fair value of $4.68. There was approximately $11,747 of total unrecognized compensation expense related to unvested Exzeo restricted stock awards, which is expected to be recognized over a weighted-average period of 4.6 years.

Note 21 -- Commitments and Contingencies

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Although the Company cannot predict with certainty the ultimate resolution of the litigation and other legal matters it is party to, the Company does not believe that any known or potential litigation and other legal matters will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Rental Income

The Company as a lessor leases its commercial and retail properties, boat slips, and docks to non-affiliates at various term. Minimum rental payments, excluding lease incentives, to be received under operating leases for all properties owned as of December 31, 2025 were as follows:

Year	Amount
2026	$7,160
2027	9,553
2028	9,574
2029	9,608
2030	9,761
Thereafter	64,136
Total	$109,792

In March 2025, the Company entered into an operating lease agreement for its 189,147-square-foot commercial property in Tampa, Florida. The lease commenced in June 2025 and has an initial term of 130 months, with options to renew for two additional 60-month periods. Total lease payments, net of lease incentives, over the initial term is expected to be $56,866.

Capital Commitments

As described in Note 5 “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership interests. As of December 31, 2025, there was an aggregate unfunded balance of $3,652.

FIGA Assessments

In March 2022, the FLOIR approved an assessment for the FIGA which is necessary to secure funds for the payment of covered claims relating to the liquidation of one insurance company. The FIGA assessment is levied at 1.3% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, was assessed on new and renewal policies with effective dates beginning July 1, 2022 through June 30, 2023.

In August 2022, the FLOIR approved a 2023 assessment for FIGA which is necessary to secure funds for the payment of covered claims relating to the liquidation of two insurance companies. The 2023 FIGA assessment is levied at 0.70% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, was assessed on new and renewal policies with effective dates beginning January 1, 2023 through December 31, 2023.

In April 2023, the FLOIR approved an assessment for FIGA which is necessary to secure funds for the payment of covered claims relating to the liquidation of one insurance company. The FIGA assessment is levied at 1% on collected premiums of all covered lines of business except auto insurance. The surcharge, which is collectible from a policyholder, was assessed initially on new and renewal policies with effective dates beginning October 1, 2023 through September 30, 2024 and will continue annually until the end of the assessment year in which the Series 2023A Bonds issued by the Florida Insurance Assistance Interlocal Agency have been paid in full.

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to FIGA on a quarterly basis. As of December 31, 2025 and 2024, the FIGA assessments payable by the Company were $2,034 and $1,793, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 22 -- Quarterly Results of Operations (Unaudited)

The tables below summarize unaudited quarterly results of operations for 2025, 2024 and 2023.

	Three Months Ended
	03/31/2025	06/30/2025	09/30/2025	12/31/2025
Net premiums earned	$200,748	$200,106	$194,991	$225,821
Total revenue	216,433	221,920	216,350	246,243
Losses and loss adjustment expenses	59,291	64,457	66,153	51,926
Policy acquisition and other underwriting expenses	27,287	30,551	31,652	32,936
Interest expense	3,384	3,744	1,019	1,009
Total expenses	116,094	127,528	125,751	102,243
Income before income taxes	100,339	94,392	90,599	144,000
Net income	74,230	70,279	67,888	107,998
Comprehensive income	76,321	70,095	68,766	107,421
Earnings per share:
Basic	$6.47	$5.57	$5.05	$7.50
Diluted	$5.35	$5.18	$4.90	$7.25

	Three Months Ended
	03/31/2024	06/30/2024	09/30/2024	12/31/2024
Net premiums earned	$188,538	$186,848	$155,824	$146,351
Total revenue	206,614	206,245	175,317	161,875
Losses and loss adjustment expenses	79,922	78,324	105,736	110,726
Policy acquisition and other underwriting expenses	22,139	23,452	26,104	27,707
Interest expense	3,149	3,452	3,421	3,322
Total expenses	129,184	130,219	161,237	155,984
Income before income taxes	77,430	76,026	14,080	5,891
Net income	56,956	57,099	9,392	4,134
Comprehensive income	57,019	57,635	14,048	1,465
Earnings per share:
Basic	$4.76	$5.18	$0.54	$0.24
Diluted	$3.81	$4.24	$0.52	$0.23

	Three Months Ended
	03/31/23	06/30/23	09/30/23	12/31/23
Net premiums earned	$109,559	$115,556	$122,156	$148,614
Total revenue	129,029	127,327	131,644	162,670
Losses and loss adjustment expenses	60,565	61,890	66,726	65,398
Policy acquisition and other underwriting expenses	22,720	22,618	22,768	22,716
Interest expense	2,801	2,667	2,827	2,822
Total expenses	105,893	107,061	111,556	108,510
Income before income taxes	23,136	20,266	20,088	54,160
Net income	17,793	14,882	15,669	40,913
Comprehensive income	22,756	13,202	16,421	43,839
Earnings per share:
Basic	$1.78	$1.45	$1.53	$4.31
Diluted	$1.54	$1.28	$1.34	$3.40

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 23 -- Regulatory Requirements and Restrictions

The Company has no restrictions on the ability to pay dividends to its stockholders. However, there are legal and regulatory constraints and requirements applicable to the Company's insurance subsidiaries that may restrict the availability of net assets for dividend distributions to the Company's stockholders.

As of December 31, 2025 and 2024, restricted net assets amounted to $516,547 and $340,083, respectively.

As CORE and Tailrow are owned by their underlying policyholders, their net assets are included in noncontrolling interests and are excluded from stockholders' equity in the consolidated balance sheets. Accordingly, statutory capital and surplus, statutory net income or loss, and other insurance regulatory information related to CORE and Tailrow are not presented.

U.S.-based

The Company’s U.S.-based insurance subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises where they are domiciled. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from entity to entity within a state, and may change in the future. Some states have adopted laws, regulations, accounting practices and procedures issued by the NAIC.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (“statutory-basis”). Statutory-basis surplus differs from stockholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred and reinsurance brokerage income is recognized when received. In addition, the recognition of deferred income tax assets is based on different recoverability assumptions and material differences may also arise from the differing treatment of non-admitted assets and unrealized gains and losses from investments.

State statutes in the domiciliary states of the Company’s U.S.-based subsidiaries typically restrict annual dividend payments without prior regulatory approval.

The following tables present statutory-basis financial information determined in accordance with statutory accounting principles:

	December 31,
	2025	2024
Statutory capital and surplus:
HCPCI	$200,336	$147,682
TTIC	246,345	156,008
perRisk	21,609	21,052
Total	$468,290	$324,742

Minimum capital and surplus:
HCPCI	$44,314	$40,313
TTIC	39,387	39,847
perRisk	900	900
Total	$84,601	$81,060

Dividend allowed without approval:
HCPCI	$20,034	$14,768
TTIC	24,634	—
perRisk	557	682
Total	$45,225	$15,450

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

	Years Ended December 31,
	2025	2024	2023
Statutory net income:
HCPCI	$64,237	$38,830	$12,930
TTIC	$78,917	$24,864	$14,418
perRisk	$557	$682	$371

The Company’s U.S.-based insurance subsidiaries are subject to risk-based capital (“RBC”) requirements as specified by the NAIC or other regulatory authorities. Under those requirements, the amount of minimum capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risks related to it. Pursuant to the RBC requirements, insurers having less statutory capital than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. As of December 31, 2025 and 2024, the Company’s U.S.-based insurance subsidiaries individually exceeded any applicable minimum RBC requirements and no corrective actions have been required.

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

Years Ended December 31,
	2025	2024	2023
HCPCI:
Gross	2.95 to 1	3.64 to 1	4.14 to 1
Net	1.54 to 1	1.66 to 1	2.69 to 1
TTIC:
Gross	1.85 to 1	2.85 to 1	3.56 to 1
Net	1.10 to 1	1.90 to 1	2.26 to 1

Bermuda

As of December 31, 2025, Claddaugh's minimum capital and surplus was $14,465, statutory capital and surplus was $127,663, and distribution allowed without approval was $34,181.

Claddaugh reported a statutory net income of $56,830, statutory net loss of $9,642, and statutory net income of $21,044 during 2025, 2024, and 2023, respectively.

Note 24 -- Related Party Transactions

HCPCI, TTIC, CORE, and Tailrow have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers for the 2025-2026 treaty year. The purpose of the RPP contracts is to indemnify HCPCI, TTIC, CORE, and Tailrow for the reinstatement premium which HCPCI, TTIC, CORE, and Tailrow pay or become liable to pay under the reinstatement provisions of the respective excess of loss reinsurance contracts. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participates as a subscribing reinsurer with HCPCI and Tailrow as collective reinsureds. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s Chairman of its Board of Directors and Chief Executive Officer and is an investor in that company. For its participation on the RPP contract, Oxbridge’s annual premium is $1,033 and is paid by HCPCI and Tailrow over four installments. Management believes the premium rate is competitive with market rates. A trust account has been established with HCPCI and Tailrow as collective beneficiaries and Oxbridge as grantor. Each of the four premium installments is deposited into the trust account in order to fully collateralize Oxbridge’s obligations under the RPP contract. Trust assets may be withdrawn by HCPCI and Tailrow to indemnify HCPCI and Tailrow for Oxbridge’s obligations under the provisions of the RPP contract. Total premiums to Oxbridge were $1,099 for both the 2023-2024 and 2024-2025 treaty years.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 25 -- Condensed Financial Information of HCI Group, Inc.

The condensed financial statements of HCI Group, Inc. have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of subsidiaries of HCI Group, Inc. exceeds 25% of the Company's consolidated net assets. The ability of HCI Group, Inc.'s insurance subsidiaries to pay dividends may be restricted due to restrictions imposed by insurance statutes and regulations.

The condensed financial statements of HCI Group, Inc. have been prepared using the same accounting principles and policies described in the other notes to the consolidated financial statements with the only exception being that the parent company accounts for its subsidiaries using the equity method of accounting. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

Condensed financial information of HCI Group, Inc. is as follows:

Balance Sheets

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$38,420	$97,747
Equity securities, at fair value	10,399	10,077
Limited partnership investments	14,012	16,329
Note receivable from subsidiaries	25,000	25,000
Investment in subsidiaries	1,043,424	591,742
Property and equipment, net	701	699
Other assets	9,750	12,610
Total assets	$1,141,706	$754,204
Liabilities and Stockholders’ Equity
Income taxes payable	$2,337	$10,010
Deferred income tax liabilities, net	1,153	375
Revolving credit facility	36,000	44,000
Long-term debt	—	169,397
Payables to subsidiaries, net	49,801	77,739
Accrued expenses and other liabilities	11,338	13,025
Total liabilities	100,629	314,546
Total stockholders’ equity	1,041,077	439,658
Total liabilities and stockholders’ equity	$1,141,706	$754,204

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Statements of Income

	Years Ended December 31,
	2025	2024	2023
Revenue
Net investment income	$4,987	$13,318	$7,607
Net realized investment gains (losses)	599	1,150	(554)
Net unrealized investment (losses) gains	(101)	639	1,060
Other income	—	—	2
Total revenue	5,485	15,107	8,115
Expenses
Interest expense	7,866	12,463	10,397
General and administrative personnel and other operating expenses	12,279	9,451	6,398
Total expenses	20,145	21,914	16,795
Loss before income tax and equity in net income of subsidiaries	(14,660)	(6,807)	(8,680)
Income tax (benefit) expense	(2,271)	105	(2,336)
Net loss before equity in net income of subsidiaries	(12,389)	(6,912)	(6,344)
Equity in net income of subsidiaries	311,394	117,736	70,832
Net income	$299,005	$110,824	$64,488

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$299,005	$110,824	$64,488
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation expense	6,699	5,150	4,323
Net realized investment (gains) losses	(599)	(1,150)	554
Net unrealized investment losses (gains)	101	(639)	(1,060)
Net accretion of discount on investments in available-for-sale fixed-maturity securities	—	(71)	(41)
Depreciation and amortization	2,832	1,606	1,633
Net loss (income) from limited partnership investments	176	(1,202)	(737)
Distributions of return on investment from limited partnership investments	1	841	833
Debt conversion expense	1,125	—	—
Equity in net income of subsidiaries	(311,394)	(117,736)	(70,832)
Deferred income tax expense (benefit)	778	(276)	649
Changes in operating assets and liabilities:
Income taxes	(12,895)	2,830	(1,247)
Other assets	2,962	562	383
Accrued expenses and other liabilities	(500)	(1,539)	1,165
Payables to subsidiaries, net	(27,938)	(5,544)	8,340
Net cash (used in) provided by operating activities	(39,647)	(6,344)	8,451
Cash flows from investing activities:
Investments in limited partnerships	—	(1,184)	(1,192)
Investment in note receivable from subsidiaries	—	(100,000)	(25,000)
Purchase of available-for-sale fixed-maturity securities	—	(49,683)	(26,585)
Purchase of equity securities	(6,492)	(5,999)	(4,904)
Purchase of short-term and other investments	—	—	(81)
Purchase of property and equipment	(795)	(242)	(478)
Proceeds from sales of available-for-sale fixed-maturity securities	—	50,672	33
Proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities	—	—	26,626
Proceeds from sales of equity securities	6,668	6,238	4,660
Proceeds from sales, redemptions and maturities of short-term and other investments	—	—	53
Proceeds from sales of property and equipment	344	—	—
Collection of note receivable from subsidiaries	—	2,994	—
Distributions of return of capital from limited partnership investments	2,140	2,733	3,025
Distributions from subsidiaries	22,000	33,000	40,500
Contributions to subsidiaries	(13,444)	(36,000)	(22,000)
Net cash provided by (used in) investing activities	10,421	(97,471)	(5,343)

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Statements of Cash Flows – (Continued)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	84,572
Payment of net share settlements and other	(1,524)	(1,037)	(784)
Redemption of long-term debt	—	(466)	—
Debt issuance costs paid	(163)	(99)	(170)
Common stock dividends	(19,289)	(16,598)	(13,719)
(Repayment) borrowing under revolving credit facility, net	(8,000)	44,000	—
Debt conversion costs paid	(1,125)	—	—
Net cash (used in) provided by financing activities	(30,101)	25,800	69,899
Net (decrease) increase in cash and cash equivalents	(59,327)	(78,015)	73,007
Cash and cash equivalents at beginning of year	97,747	175,762	102,755
Cash and cash equivalents at end of year	$38,420	$97,747	$175,762

Notes to Condensed Financial Statements (Parent Company Only)

During 2025, there was a non-cash increase in investment in subsidiaries of $126,070 primarily due to Exzeo's initial public offering in November 2025.

See Note 11 “Long-Term Debt” for additional information on the conversion of the Notes.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise stated)

Note 26 -- Subsequent Events

On January 14, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on March 20, 2026 to stockholders of record on February 20, 2026.

In February 2026, the FLOIR approved to terminate the 1% FIGA assessment levied beginning October 1, 2023. The 1% FIGA assessment will still be charged on policies renewing through September 30, 2026, but will terminate on October 1, 2026.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we determined that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report which appears in Part II of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics applicable to all of our employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). We have posted the text of our code of ethics to our website: www.hcigroup.com. Select “Investors” at the top and then select “Governance” and then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our website within the same section as described above.

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 11 – Executive Compensation

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item, other than as set forth below as required by Item 201(d) of Regulation S-K, is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

We grant stock-based awards to participants under HCI Group, Inc.'s 2012 Omnibus Incentive Plan (“HCI Plan”). The HCI Plan authorizes for the issuance of common stock as stock-based compensation awards to employees, directors, consultants, and advisors.

The following table summarizes our equity compensation plans as of December 31, 2025. We currently have no equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders:
HCI Plan (1)	590,000	$51.54	644,301

(1) Column (a) excludes (i) 101,135 shares of unvested service-based restricted stock awards and (ii) 393,500 shares of unvested market-based restricted stock awards.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 14 – Principal Accountant Fees and Services

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

1. Financial Statements

See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedules

All financial statement schedules are omitted because either they are not required, are included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10‑K, or are not material.

3. Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

The information required by this Item is set for on the index to exhibits below.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation, with amendments.	10-Q	3.1	8/7/2013

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock.	8-K	3.1	10/18/2013

3.1.2	Articles of Amendment to Articles of Incorporation canceling the rights, preferences and limitations of Series B Junior Participating Preferred Stock.	8-K	3.1	5/15/2020

3.2	Bylaws, with amendments.	8-K	3.2	9/13/2019

4.1	Form of common stock certificate.	10-Q	4.1	11/7/2013

4.2	Common Stock Purchase Warrant, dated February 26, 2021, issued by HCI Group, Inc. to CB Snowbird Holdings, L.P.	8-K	4.1	3/1/2021

4.3	Indenture, dated May 23, 2022, by and between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A.	10-Q	4.3	8/9/2022

4.6	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	4.6	3/12/2021

4.9	See Exhibits 3.1, 3.1.1, 3.1.2 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

4.10	Indenture, dated March 3, 2017, between HCI Group, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	3/3/2017

4.11	Form of Global 4.25% Convertible Senior Note due 2037.	8-K	4.1	3/3/2017

10.1^	HCI Group, Inc. 2012 Omnibus Incentive Plan as revised April 26, 2022.	10-Q	10.5	5/6/2022

10.2^	Executive Employment Agreement dated November 23, 2016 between Mark Harmsworth and HCI Group, Inc.	10-Q	10.7	8/3/2017

10.3	Reimbursement Contract effective June 1, 2024 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.8	8/9/2024

10.4	Reimbursement Contract effective June 1, 2024 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.9	8/9/2024

10.5	Underlying Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.10	8/9/2024

10.6	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.11	8/9/2024

10.7	Third Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.12	8/9/2024

10.8	Third Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.13	8/9/2024

10.9	Catastrophe County Weighted Industry Loss Reinsurance Contract effective July 9, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.14	8/9/2024

10.10	Panhandle Named Storm Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.15	8/9/2024

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.16	8/9/2024

10.12	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.17	8/9/2024

10.13	Layer 3B Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.18	8/9/2024

10.14	Layer 3B Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.19	8/9/2024

10.15	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.20	8/9/2024

10.16	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.21	8/9/2024

10.17	First and Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.22	8/9/2024

10.18	Layer 3C Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.23	8/9/2024

10.19	First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.25	8/8/2025

10.20	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K item 601(b)(10)(iv).	10-Q	10.26	8/8/2025

10.21	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.27	8/8/2025

10.22	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.28	8/8/2025

10.23	Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.29	8/8/2025

10.24	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.30	8/8/2025

10.25	First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.31	8/8/2025

10.26	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.32	8/8/2025

10.27	Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.33	8/8/2025

10.28	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.34	8/8/2025

10.29	Sixth Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance	10-Q	10.35	8/8/2025

	Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.30	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.36	8/8/2025

10.31	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.37	8/8/2025

10.32	Reinstatement Premium Protection Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10) (iv).	10-Q	10.38	8/8/2025

10.33	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.39	8/8/2025

10.34	Equity Distribution Agreement between HCI Group, Inc., Truist Securities, Inc. and Citizens JMP Securities, LLC.	S-3	1.2	1/22/2024

10.35	Amended and Restated Common Stock Purchase Warrant between HCI Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.17	1/22/2024

10.36	Registration Rights Agreement between HCI Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.18	1/22/2024

10.37	Stock Redemption Agreement between TypTap Insurance Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.19	1/22/2024

10.38	Assumption Agreement between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation.	8-K	99.1	10/2/2023

10.39	Assumption Agreement between TypTap Insurance Company and Citizens Property Insurance Corporation.	8-K	99.1	11/6/2023

10.40	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.46	8/8/2025

10.41	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.47	8/8/2025

10.42^	Exzeo Group, Inc. 2021 Equity Incentive Plan.	8-K	10.5	3/1/2021

10.43^	Form of Restricted Stock Award Agreement of TypTap Insurance Group, Inc.	8-K	10.6	3/1/2021

10.44^	Stock Option Agreement between Paresh Patel and TypTap Insurance Group, Inc. dated October 1, 2021.	8-K	99.1	10/7/2021

10.45^	Exzeo Group, Inc. 2021 Omnibus Incentive Plan.	8-K	99.2	10/7/2021

10.46^	Form of Stock Option Award under the Exzeo Group, Inc. 2021 Omnibus Plan.	S-1	10.17	9/25/2025

10.47^	Form of Restricted Stock Award Agreement under the Exzeo Group, Inc. 2021 Omnibus Plan.	S-1	10.18	9/25/2025

10.48^	Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated September 15, 2023.	10-Q	10.54	11/8/2023

10.49^	Form of executive restricted stock award contract.	10-Q	10.57	5/1/2014

10.50	Facultative Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.59	8/8/2025

10.51	Amended and Restated Credit Agreement, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.1	6/8/2023

10.52	Security and Pledge Agreement, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.2	6/8/2023

10.53	Revolving Credit Promissory Note, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.3	6/8/2023

10.54	Second Amended and Restated Credit Agreement, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.1	11/9/2023

10.55	Second Amended and Restated Security and Pledge Agreement, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.2	11/9/2023

10.56	Renewed, Amended and Restated Revolving Credit Promissory Note, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.3	11/9/2023

10.57^	Executive Employment Agreement between Paresh Patel and HCI Group, Inc. dated April 17, 2024.	8-K	99.1	4/23/2024

10.58^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated April 17, 2024.	8-K	99.2	4/23/2024

10.59^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020.	8-K	99.1	1/23/2020

10.60^	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020.	8-K	99.2	1/23/2020

10.61	Reimbursement Contract effective June 1, 2025 between Condo Owners Reciprocal Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.107	8/8/2025

10.62	Reimbursement Contract effective June 1, 2025 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.108	8/8/2025

10.63	Reimbursement Contract effective June 1, 2025 between Tailrow Insurance Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.109	8/8/2025

10.64	Reimbursement Contract effective June 1, 2025 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.110	8/8/2025

10.65	Property Quota Share Reinsurance Contract effective December 31, 2020 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company.	10-K	10.124	3/10/2022

10.66	Renewal Rights Agreement effective January 18, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.	10-K	10.125	3/10/2022

10.67	Property Quota Share Reinsurance Contract effective June 1, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company.	10-K	10.126	3/10/2022

10.68	Renewal Rights Agreement effective December 30, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.	10-K	10.127	3/10/2022

10.69	Property Quota Share Reinsurance Contract effective December 31, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company.	10-K	10.128	3/10/2022

10.70	Property Quota Share Reinsurance Contract effective June 1, 2022 issued to United Property and Casualty Insurance Company by TypTap Insurance Company.	10-Q	10.129	8/9/2022

10.71^	Exzeo Group Inc. 2025 Omnibus Incentive Plan.	S-1/A	10.19	10/16/2025

10.72^	Form of Stock Option Award under the 2025 Omnibus Plan.	S-1/A	10.20	10/16/2025

10.73^	Form of Restricted Stock Award Agreement under the 2025 Omnibus Plan.	S-1/A	10.21	10/16/2025

10.74^	Employment Agreement, dated December 9, 2025, by and between Exzeo Group, Inc. and Paresh S. Patel.	8-K	99.1	12/23/2025

14	Code of Conduct of HCI Group, Inc.	10-Q	14	8/7/2013

19.1	HCI Group, Inc. Insider Trading Policy.	10-K	19.1	2/28/2025

21*	Subsidiaries of HCI Group, Inc.

23.1*	Consent of Forvis Mazars, LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97^	HCI Group, Inc. Clawback Policy.	10-K	97	3/8/2024

101*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

^ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI GROUP, INC.

February 26, 2026	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and Chairman of The Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2026	By	/s/ Paresh Patel
Paresh Patel, Chief Executive Officer and
Chairman of The Board of Directors
(Principal Executive Officer)

February 26, 2026	By	/s/ James Mark Harmsworth
James Mark Harmsworth, Chief Financial Officer (Principal Financial and Accounting Officer)

February 26, 2026	By	/s/ Karin Coleman
Karin Coleman, Chief Operating Officer and Director

February 26, 2026	By	/s/ Wayne Burks
Wayne Burks, Director

February 26, 2026	By	/s/ Sanjay Madhu
Sanjay Madhu, Director

February 26, 2026	By	/s/ Gregory Politis
Gregory Politis, Director

February 26, 2026	By	/s/ Peter Politis
Peter Politis, Director

February 26, 2026	By	/s/ Anthony Saravanos
Anthony Saravanos, Director

February 26, 2026	By	/s/ Susan Watts
Susan Watts, Director