Form 10-Q
period 2026-03-31
HCI Group, Inc.
filed 2026-05-07
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding as of May 1, 2026 was 12,764,808.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $920,973 and $595,383, respectively and allowance for credit losses: $0 and $0, respectively)	$914,846	$597,329
Equity securities, at fair value (cost: $62,461 and $61,597, respectively)	65,056	65,890
Limited partnership investments	17,171	17,690
Real estate investments	103,429	103,746
Other investments	5,000	5,000
Total investments	1,105,502	789,655
Cash and cash equivalents (a)	1,014,049	1,210,126
Restricted cash (a)	3,757	3,748
Income taxes receivable (a)	1,521	1,332
Deferred income tax assets, net (a)	21	2,237
Premiums receivable, net (allowance: $5,192 and $4,469, respectively) (a)	60,399	57,494
Prepaid reinsurance premiums (a)	20,948	50,127
Reinsurance recoverable, net of allowance for credit losses (a):
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	23,093	27,855
Unpaid losses and loss adjustment expenses (allowance: $88 and $97, respectively)	246,759	262,041
Deferred policy acquisition costs (a)	59,700	59,722
Property and equipment, net	28,243	28,939
Intangible assets, net	2,234	2,683
Funds withheld for assumed business	5,299	5,254
Other assets (a)	39,556	27,715
Total assets	$2,611,081	$2,528,928

(a)
See Note 12 for details of balances associated with consolidated variable interest entities.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(In thousands, except share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Liabilities, Redeemable Noncontrolling Interests and Equity
Losses and loss adjustment expenses (a)	$566,839	$576,495
Unearned premiums (a)	597,814	643,328
Advance premiums (a)	48,005	19,302
Ceded reinsurance premiums payable (a)	26,475	27,591
Assumed premiums payable (a)	3,056	1,744
Income taxes payable (a)	42,837	12,782
Deferred income tax liabilities, net (a)	—	3,814
Revolving credit facility	36,000	36,000
Long-term debt	31,672	31,877
Accrued expenses and other liabilities (a)	80,683	61,351
Total liabilities	1,433,381	1,414,284
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests (Note 16)	4,211	3,359
Equity:
Common stock (no par value, 40,000,000 shares authorized, 12,900,905 and 12,992,147 shares issued and outstanding, respectively)	—	—
Additional paid-in capital	413,838	428,109
Retained earnings	679,721	611,509
Accumulated other comprehensive (loss) income	(4,538)	1,459
Total stockholders’ equity	1,089,021	1,041,077
Noncontrolling interests	84,468	70,208
Total equity	1,173,489	1,111,285
Total liabilities, redeemable noncontrolling interests and equity	$2,611,081	$2,528,928

(a)
See Note 12 for details of balances associated with consolidated variable interest entities.

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue
Gross premiums earned	$326,206	$300,383
Premiums ceded	(104,055)	(99,635)
Net premiums earned	222,151	200,748
Net investment income	17,301	13,751
Net realized investment gains	534	1,167
Net unrealized investment losses	(1,698)	(1,906)
Policy fee income	1,576	2,229
Other	3,018	444
Total revenue	242,882	216,433
Expenses
Losses and loss adjustment expenses	65,600	59,291
Policy acquisition and other underwriting expenses	31,770	27,287
General and administrative personnel expenses	22,353	20,483
Interest expense	923	3,384
Other operating expenses	6,852	5,649
Total expenses	127,498	116,094
Income before income taxes	115,384	100,339
Income tax expense	30,341	26,109
Net income	85,043	74,230
Net income attributable to noncontrolling interests	(11,636)	(4,546)
Net income after noncontrolling interests	$73,407	$69,684
Basic earnings per share	$5.62	$6.47
Diluted earnings per share	$5.45	$5.35

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$85,043	$74,230
Other comprehensive (loss) income, net of income taxes:
Available-for-sale fixed-maturity securities	(6,052)	2,091
Other comprehensive (loss) income, net of income taxes	(6,052)	2,091
Comprehensive income	78,991	76,321
Comprehensive income attributable to noncontrolling interests	(11,581)	(4,546)
Comprehensive income after noncontrolling interests	$67,410	$71,775

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended March 31, 2026

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2025	12,992,147	$—	$428,109	$611,509	$1,459	$1,041,077	$70,208	$1,111,285
Net income	—	—	—	73,407	—	73,407	11,636	85,043
Other comprehensive loss, net of income taxes	—	—	—	—	(5,997)	(5,997)	(55)	(6,052)
Exercise of stock options	20,000	—	800	—	—	800	—	800
Forfeiture of restricted stock	(693)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(478)	—	(81)	—	—	(81)	—	(81)
Repurchases of common stock	(110,071)	—	(17,501)	—	—	(17,501)	—	(17,501)
Dilution from subsidiary stock-based compensation	—	—	(112)	—	—	(112)	112	—
Common stock dividends	—	—	—	(5,195)	—	(5,195)	—	(5,195)
Stock-based compensation	—	—	2,623	—	—	2,623	736	3,359
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	1,831	1,831
Balance as of March 31, 2026	12,900,905	$—	$413,838	$679,721	$(4,538)	$1,089,021	$84,468	$1,173,489

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Three Months Ended March 31, 2025

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests	Equity
Balance as of December 31, 2024	10,767,184	$—	$122,289	$331,793	$(749)	$453,333	$14,017	$467,350
Net income	—	—	—	69,684	—	69,684	4,546	74,230
Other comprehensive income, net of income taxes	—	—	—	—	2,091	2,091	—	2,091
Issuance of restricted stock	1,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	(750)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(5,267)	—	(639)	—	—	(639)	—	(639)
Conversion of senior notes to common stock	3,169		250	—		250		250
Common stock dividends	—	—	—	(4,306)	—	(4,306)	—	(4,306)
Stock-based compensation	—	—	2,270	—	—	2,270	702	2,972
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	884	884
Balance as of March 31, 2025	10,765,336	$—	$124,170	$397,171	$1,342	$522,683	$20,149	$542,832

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income after noncontrolling interests	$73,407	$69,684
Net income attributable to noncontrolling interests	11,636	4,546
Net income	85,043	74,230
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,359	2,972
Net accretion of discount on investments in available-for-sale fixed-maturity securities	(98)	(336)
Depreciation and amortization	2,240	2,491
Deferred income tax expense (benefit)	423	(1,297)
Net realized investment gains	(534)	(1,167)
Net unrealized investment losses	1,698	1,906
Credit loss expense - reinsurance recoverable	(9)	(35)
Net loss from limited partnership investments	324	626
Gain on sale of real estate investments	(354)	(370)
Foreign currency remeasurement loss (gain)	96	(3)
Other non-cash items	(45)	11
Changes in operating assets and liabilities:
Income taxes	29,866	28,390
Premiums receivable, net	(2,905)	(4,122)
Prepaid reinsurance premiums	29,179	54,051
Reinsurance recoverable	20,053	30,707
Deferred policy acquisition costs	22	(2,095)
Funds withheld for assumed business	(45)	3,239
Other assets	(11,814)	(1,434)
Losses and loss adjustment expenses	(9,656)	(47,754)
Unearned premiums	(45,514)	(11,138)
Advance premiums	28,703	18,940
Reinsurance payable on paid losses and loss adjustment expenses	—	(2,496)
Ceded reinsurance premiums payable	(1,116)	1,466
Assumed premiums payable	1,312	1,406
Accrued expenses and other liabilities	18,583	13,818
Net cash provided by operating activities	148,811	162,006

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from investing activities:
Investments in limited partnerships	—	(95)
Distributions of return of capital from limited partnership investments	195	95
Purchase of property and equipment	(335)	(1,732)
Purchase of real estate investments	(818)	(1,857)
Purchase of available-for-sale fixed-maturity securities	(328,863)	(15,000)
Purchase of equity securities	(15,156)	(9,327)
Proceeds from sales of real estate investments	760	824
Proceeds from sales of available-for-sale fixed maturity securities	1,878	2,610
Proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities	2,042	81,211
Proceeds from sales of equity securities	15,074	9,542
Net cash (used in) provided by investing activities	(325,223)	66,271
Cash flows from financing activities:
Common stock dividends	(5,195)	(4,306)
Proceeds from exercise of stock options	800	—
Payment of other noncontrolling interests issuance costs	(57)	—
Repayment under revolving credit facility, net	—	(2,000)
Subscriber surplus contributions, net	2,683	830
Repayment of long-term debt	(220)	(133)
Payment of net share settlements and other	(81)	(639)
Repurchases of common stock	(17,501)	—
Net cash used in financing activities	(19,571)	(6,248)
Effect of exchange rate changes on cash	(85)	(11)
Net (decrease) increase in cash and cash equivalents and restricted cash	(196,068)	222,018
Cash and cash equivalents and restricted cash at beginning of period	1,213,874	536,185
Cash and cash equivalents and restricted cash at end of period	$1,017,806	$758,203

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$52	$65
Interest paid	$975	$214
Non-cash investing and financing activities:
Conversion of 4.75% Convertible Senior Notes	$—	$250
Payable on purchases of equity securities	$484	$—
Payable on purchases of available-for-sale fixed-maturity securities	$500	$—

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

The Company's insurance operations are supported by other insurance-related subsidiaries within the consolidated group. Exzeo Group, Inc. (“Exzeo”), a publicly traded majority-owned subsidiary, provides turn-key insurance technology and operations solutions based on a proprietary platform of purpose-built software and data analytics applications that are specifically designed for the property and casualty insurance ecosystem. The Company utilizes Exzeo's internally developed software technologies to identify profitable underwriting opportunities, drive efficiency in claim processing and settlements, and streamline operations across our insurance operations and other insurance-related businesses.

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

HCI Group, Inc. was incorporated in the State of Florida in 2006 and its common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “HCI.” Exzeo completed its initial public offering in November of 2025 and is currently listed on the NYSE under the symbol “XZO.” As of March 31, 2026, HCI Group, Inc. owned approximately 82.5% of Exzeo’s outstanding shares of common stock, inclusive of its unvested restricted stock.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2026 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2026. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K, which was filed with the SEC on February 26, 2026 (the “2025 Annual

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Report”). Unless otherwise noted, the Company’s accounting policies do not differ from those disclosed in the 2025 Annual Report.

The unaudited consolidated financial statements have been prepared in U.S. dollars and include the accounts of HCI Group, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships or investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities (“VIE”) under the Variable Interest Model prescribed by the Financial Accounting Standards Board (“FASB”). A VIE is consolidated when the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Refer to Note 12 “Variable Interest Entities” for additional information. Certain prior period amounts have been reclassified to conform with current period presentation.

Use of Estimates

The preparation of the interim unaudited consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. The Company's estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. The Company's estimates specific to losses and loss adjustment expenses, reinsurance recoverable, income taxes, stock-based compensation expense, and limited partnership investments involve the most significant judgments and estimates related to the consolidated financial statements.

Note 3 -- Recent Accounting Pronouncements

Adopted

Accounting Standards Update No. 2025-05. In July 2025, the FASB issued Accounting Standards Update No. 2025-05 (“ASU 2025-05”) Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update simplifies the estimation of current expected credit losses on current accounts receivable and current contract assets related to revenue from contracts with customers by allowing all entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for all entities for fiscal years and interim periods beginning after December 15, 2025. The adoption of this update did not have a material impact on the Company’s financial position or results of operation.

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

Note 4 -- Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$1,014,049	$1,210,126
Restricted cash	3,757	3,748
Cash and cash equivalents and restricted cash	$1,017,806	$1,213,874

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

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. As of March 31, 2026 and December 31, 2025, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale fixed-maturity securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gains	Losses	Value
As of March 31, 2026
U.S. Treasury and U.S. government agencies	$653,256	$—	$487	$(5,455)	$648,288
Corporate bonds	242,120	—	192	(1,174)	241,138
Commercial mortgage-backed securities	25,597	—	18	(195)	25,420
Available-for-sale fixed-maturity securities	$920,973	$—	$697	$(6,824)	$914,846

As of December 31, 2025
U.S. Treasury and U.S. government agencies	$332,284	$—	$1,785	$(717)	$333,352
Corporate bonds	241,843	—	1,463	(384)	242,922
Commercial mortgage-backed securities	21,256	—	74	(275)	21,055
Available-for-sale fixed-maturity securities	$595,383	$—	$3,322	$(1,376)	$597,329

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. As of March 31, 2026 and December 31, 2025, the scheduled contractual maturities of available-for-sale fixed-maturity securities, with securities not due at a single maturity date shown separately, were as follows:

	March 31, 2026		December 31, 2025
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,139	$15,127	$10,202	$10,214
Due after one year through five years	377,942	375,912	353,454	354,648
Due after five years through ten years	501,794	497,957	209,970	210,963
Due after ten years	501	430	501	449
Commercial mortgage-backed securities	25,597	25,420	21,256	21,055
Available-for-sale fixed-maturity securities	$920,973	$914,846	$595,383	$597,329

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

As of March 31, 2026 and December 31, 2025, the fair value of available-for-sale fixed-maturity securities on deposit with various regulatory authorities was $1,691 and $1,807, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities for the three months ended March 31, 2026 and 2025 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2026	$1,878	$49	$—
Three months ended March 31, 2025	$2,610	$24	$(4)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

As of March 31, 2026 and December 31, 2025, available-for-sale fixed-maturity securities with gross unrealized loss positions by investment category and length of time the individual securities have been in a continuous loss position were as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of March 31, 2026	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$(5,289)	$529,963	$(166)	$2,915	$(5,455)	$532,878
Corporate bonds	(1,001)	165,245	(173)	1,410	(1,174)	166,655
Commercial mortgage-backed securities	(195)	17,029	—	—	(195)	17,029
Total	$(6,485)	$712,237	$(339)	$4,325	$(6,824)	$716,562

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2025	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$(553)	$208,273	$(164)	$2,918	$(717)	$211,191
Corporate bonds	(289)	28,303	(95)	1,187	(384)	29,490
Commercial mortgage-backed securities	(275)	16,749	—	—	(275)	16,749
Total	$(1,117)	$253,325	$(259)	$4,105	$(1,376)	$257,430

As of March 31, 2026 and December 31, 2025, there were 111 and 47 available-for-sale fixed-maturity securities in an unrealized loss position, respectively.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three months ended March 31, 2026 and 2025.

Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. As of March 31, 2026 and December 31, 2025, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
March 31, 2026	$62,461	$5,153	$(2,558)	$65,056
December 31, 2025	$61,597	$6,204	$(1,911)	$65,890

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held:

	Three Months Ended
	March 31,
	2026	2025
Net losses recognized	$(1,213)	$(759)
Exclude: Net realized gains recognized for securities sold	485	1,147
Net unrealized investment losses	$(1,698)	$(1,906)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received and the gross realized gains and losses from sales of equity securities for the three months ended March 31, 2026 and 2025 were as follows:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses
Three months ended March 31, 2026	$15,074	$756	$(271)
Three months ended March 31, 2025	$9,542	$1,331	$(184)

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

	March 31, 2026			December 31, 2025
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$1,701	$—	12.24	$1,877	$—	12.31
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	597	—	1.27	587	—	1.27
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	2,821	—	0.18	2,769	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,276	—	0.52	1,333	—	0.53
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	5,948	1,956	1.32	6,182	2,042	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	4,828	1,805	0.53	4,942	1,610	0.54
Limited partnership investments	$17,171	$3,761		$17,690	$3,652

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

As of March 31, 2026 and December 31, 2025, the Company’s net cumulative contributed capital to the limited partnership investments totaled $18,502 and $18,697, respectively, and the Company’s maximum exposure to loss aggregated $17,171 and $17,690, respectively.

Real Estate Investments

Real estate investments consist of the following:

	March 31,	December 31,
	2026	2025
Land	$49,646	$50,052
Land improvements	14,760	14,760
Buildings and building improvements	44,097	44,019
Tenant and leasehold improvements	2,265	2,265
Construction in progress	829	89
Other	2,001	2,001
Total, at cost	113,598	113,186
Less: accumulated depreciation	(10,169)	(9,440)
Real estate investments	$103,429	$103,746

Depreciation expense related to real estate investments was $729 and $339 for the three months ended March 31, 2026 and 2025, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Net Investment Income

Net investment income, by source, is summarized as follows:

	Three Months Ended
	March 31,
	2026	2025
Available-for-sale fixed-maturity securities	$7,870	$7,514
Equity securities	653	487
Investment expense	(203)	(185)
Limited partnership investments	(324)	(626)
Real estate investments	455	318
Cash and cash equivalents	8,721	6,243
Other	129	—
Net investment income	$17,301	$13,751

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

Valuation Methodology

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash as well as money-market funds and certificates of deposit maturing within three months from the time of purchase. Their carrying value approximates fair value due to the short maturity and high liquidity of these funds.

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

Other Investments

The following table summarizes other investments held by the Company and the method used in estimating the fair value:

	Maturity Date	Valuation Methodology
10.50% Surplus Note	2030	Discounted cash flow method/Level 3 inputs

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2026
Cash and cash equivalents	$1,014,049	$—	$—	$1,014,049
Restricted cash	$3,757	$—	$—	$3,757
Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$628,617	$19,671	$—	$648,288
Corporate bonds	—	241,138	—	241,138
Commercial mortgage-backed securities	—	25,420	—	25,420
Available-for-sale fixed-maturity securities	$628,617	$286,229	$—	$914,846
Equity securities	$63,735	$1,321	$—	$65,056

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2025
Cash and cash equivalents	$1,210,126	$—	$—	$1,210,126
Restricted cash	$3,748	$—	$—	$3,748
Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$313,420	$19,932	$—	$333,352
Corporate bonds	—	242,922	—	242,922
Commercial mortgage-backed securities	—	21,055	—	21,055
Available-for-sale fixed-maturity securities	$313,420	$283,909	$—	$597,329
Equity securities	$64,545	$1,345	$—	$65,890

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of March 31, 2026 and December 31, 2025:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of March 31, 2026
Other investments	$5,000	$—	$—	$5,210	$5,210

Revolving credit facility	$36,000	$—	$36,000	$—	$36,000
Long-term debt:
4.55% Promissory Note	$4,006	$—	$—	$3,832	$3,832
5.50% Promissory Note	11,202	—	—	11,401	11,401
5.65% Promissory Note	16,464	—	—	16,750	16,750
Long-term debt	$31,672	$—	$—	$31,983	$31,983

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2025
Other investments	$5,000	$—	$—	$5,223	$5,223

Revolving credit facility	$36,000	$—	$36,000	$—	$36,000
Long-term debt:
4.55% Promissory Note	$4,080	$—	$—	$3,863	$3,863
5.50% Promissory Note	11,262	—	—	11,313	11,313
5.65% Promissory Note	16,535	—	—	16,615	16,615
Long-term debt	$31,877	$—	$—	$31,791	$31,791

Note 7 -- Intangible Assets, Net

Intangible assets, net consist of the following:

	March 31,	December 31,
	2026	2025
In-place leases	$2,221	$2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (a)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(10,401)	(9,952)
Intangible assets, net	$2,234	$2,683

(a)
Fully amortized.

Amortization expense for intangible assets was $449 and $641 for the three months ended March 31, 2026 and 2025, respectively.

Note 8 -- Revolving Credit Facility

The Company had a $36,000 outstanding balance under a senior secured revolving credit facility with Fifth Third Bank (“Revolving Credit Facility”) as of March 31, 2026 and December 31, 2025. The Revolving Credit Facility, as amended on November 5, 2025, currently provides borrowing capacity of up to $150,000 and expires on November 5, 2030. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the one or three month SOFR plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio, with interest payments due in arrears on January 1, April 1, July 1, and October 1. In addition, the Company is subject to an unused commitment fee.

Interest expense for the Revolving Credit Facility was $467 and $669 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company was in compliance with all required covenants and had an available borrowing capacity of $114,000.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Long-Term Debt

The following table summarizes the Company’s long-term debt:

			Interest	Payment	March 31,	December 31,
Debt Description	Issued	Maturity	Rate	Date	2026	2025
4.55% Promissory Note	7/6/2018	8/1/2036	4.55%	Monthly	$4,050	$4,125
5.50% Promissory Note	6/26/2023	7/1/2033	5.50%	Monthly	11,357	11,422
5.65% Promissory Note	7/24/2025	8/1/2035	5.65%	Monthly	16,816	16,896
Total principal amount					32,223	32,443
Less: unamortized issuance costs					(551)	(566)
Long-term debt					$31,672	$31,877

There were no significant changes in the Company’s long-term debt during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company converted $250 in aggregate principal of 4.75% Convertible Senior Notes for aggregate consideration of 3,169 shares of HCI’s common stock plus cash consideration in lieu of fractional shares.

Interest expense for long-term debt was $456 and $2,715 for the three months ended March 31, 2026 and 2025, respectively.

Note 10 -- Reinsurance

Reinsurance obtained from other insurance companies

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended
	March 31,
	2026	2025
Premiums Written:
Direct	$282,004	$268,456
Assumed	(1,312)	20,790
Gross written	280,692	289,246
Ceded	(104,055)	(99,635)
Net premiums written	$176,637	$189,611
Premiums Earned:
Direct	$285,909	$249,402
Assumed	40,297	50,981
Gross earned	326,206	300,383
Ceded	(104,055)	(99,635)
Net premiums earned	$222,151	$200,748

As of March 31, 2026 and December 31, 2025, total net amounts recoverable from reinsurers were $269,852 and $289,896, respectively. There were no ceded losses from catastrophic events or significant adjustment to ceded losses from prior periods during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, there were 48 reinsurers participating in the Company’s reinsurance program. As of March 31 2026, approximately 67.8% of the reinsurance recoverable balance was receivable from six reinsurers, one of which was the Florida Hurricane Catastrophe Fund. The allowance for credit losses related to reinsurance recoverable was not material to the consolidated balance sheets or consolidated statements of income for the periods presented.

Under contracts in effect prior to June 1, 2025, reinsurance costs could be adjusted by retrospective provisions under reinsurance contracts. There were no adjustments to premiums ceded related to retrospective provisions for the three months ended March 31, 2026 and 2025.

Reinsurance provided to other insurance companies

United Property & Casualty Insurance Company

The Company formerly provided quota share reinsurance to United Property & Casualty Insurance Company (“United”) on its policies in the northeast and southeast regions of the U.S. United was placed into receivership by the State of Florida due to its financial insolvency. As a result, the Company ceased providing quota share reinsurance on United policies, together with other administrative services in March 2023. The liabilities and obligations under this quota-share reinsurance agreement were not material as of March 31, 2026 and December 31, 2025. Additionally, the balance of funds withheld for assumed business, which represent net amounts owed

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

to the Company related to the Company’s quota share reinsurance agreements with United, were not material as of March 31, 2026 and December 31, 2025.

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

The table below shows the number of policies and annualized gross premiums assumed from Citizens during the periods presented:

Three Months Ended March 31,	Policies Assumed	Annualized Gross Premiums
2026	—	$—
2025	13,917	35,820
Total	13,917	$35,820

Note 11 -- Losses and Loss Adjustment Expenses

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended
	March 31,
	2026	2025
Net balance, beginning of period (a)	$314,357	$323,335
Incurred, net of reinsurance, related to:
Current period	65,600	59,291
Prior periods	—	—
Total incurred, net of reinsurance	65,600	59,291
Paid, net of reinsurance, related to:
Current period	(18,428)	(13,095)
Prior periods	(41,537)	(52,970)
Total paid, net of reinsurance	(59,965)	(66,065)
Net balance, end of period	319,992	316,561
Add: reinsurance recoverable before allowance for credit losses	246,847	481,585
Gross balance, end of period	$566,839	$798,146

(a) Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

Losses and LAE increased from the three months ended March 31, 2025 to the three months ended March 31, 2026 primarily due to a higher volume of policies in force as well as weather-related events in the northeast during the three months ended March 31, 2026. There were no losses from catastrophic events during the three months ended March 31, 2026 and 2025.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 12 -- Variable Interest Entities

The Company includes two consolidated VIEs related to reciprocal insurance exchanges, CORE and Tailrow. The reciprocal insurance exchanges are owned by their policyholders, referred to as subscribers, who gain ownership by buying an insurance policy and making a surplus contribution. Each subscriber has rights in their respective reciprocal insurance exchange to (i) receive dividends or premium credits if the reciprocal insurance exchange generates a surplus, and (ii) elect members to the subscribers’ advisory committee. The subscribers’ advisory committee oversees the financial affairs of its respective reciprocal insurance exchange and appoints the AIF. Each subscribers’ advisory committee requires at least two-thirds of its members to be subscribers who are independent of the AIF.

Both CORE and Tailrow each received initial funding through the issuance of a subordinated surplus note to wholly-owned subsidiaries of HCI Group, Inc. as neither had any subscribers or sufficient surplus to fund their insurance operations at the time of formation. In addition, CORE and Tailrow each entered into an AIF agreement with Core Risk Managers, LLC (“CRM”) and Tailrow Risk Managers, LLC (“TRM”), respectively. Both CRM and TRM are wholly-owned subsidiaries of HCI Group, Inc. The AIF agreements, which were approved by the Florida Office of Insurance Regulation (“FLOIR”), can be terminated at any time by mutual agreement of both parties or with cause, if the FLOIR or a court of competent jurisdiction determines that a material breach of the agreement has occurred. Under the AIF agreements, CRM and TRM have the power of attorney to directly or indirectly conduct the daily operations of CORE and Tailrow, respectively, by underwriting insurance policies, collecting premiums, investing funds, and processing claims. As such, subscribers do not possess the power to directly manage the operations of CORE and Tailrow. The AIF agreements also permit CRM and TRM to contract with service providers including other HCI Group, Inc. subsidiaries to perform certain functions.

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

As of March 31, 2026 and December 31, 2025, the Company’s maximum exposure to loss relating to CORE was $25,000. CORE’s assets are legally restricted for the purpose of fulfilling obligations specific to CORE and its creditors have no legal right to pursue additional sources of payment from the Company.

Tailrow

Tailrow was formed and issued a $25,000 subordinated surplus note with an annual interest rate of 9% during 2024. Tailrow commenced business operations during 2025.

As of March 31, 2026 and December 31, 2025, the Company’s maximum exposure to loss relating to Tailrow was $25,000. Tailrow’s assets are legally restricted for the purpose of fulfilling obligations specific to Tailrow and its creditors have no legal right to pursue additional sources of payment from the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the assets and liabilities related to the Company’s variable interests in consolidated VIEs which are included in the accompanying consolidated balance sheets:

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$170,126	$154,156
Restricted cash	643	636
Income taxes receivable	1,521	1,332
Deferred income tax assets, net	1,344	2,237
Premiums receivable, net (allowance: $1,035 and $1,406, respectively)	5,701	4,549
Prepaid reinsurance premium	1,808	2,499
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	325	26
Unpaid losses and loss adjustment expenses (allowance: $1 and $1, respectively)	1,275	1,573
Deferred policy acquisition costs	5,343	4,464
Other assets	446	539
Total assets	$188,532	$172,011
Liabilities
Losses and loss adjustment expenses	$27,875	$24,810
Unearned premiums	63,956	73,086
Advance premiums	4,187	1,817
Ceded reinsurance premiums payable	742	933
Assumed premiums payable	1,436	837
Income taxes payable	5,209	2,857
Deferred income tax liabilities, net	—	127
Accrued expenses and other liabilities	3,048	2,162
Total liabilities	$106,453	$106,629

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Segment Information

The Company has five reportable segments: Insurance Operations, Exzeo, Reciprocal Exchange Operations, Real Estate, and Corporate and Other. Due to their economic characteristics, the Company’s property and casualty insurance and reinsurance operations, excluding the insurance operations under Reciprocal Exchange Operations, are grouped together into one reportable segment under Insurance Operations. The Exzeo segment represents Exzeo’s operations related to insurance technology and operations solutions for property and casualty insurance carriers. The Reciprocal Exchange Operations segment represents the insurance operations of consolidated reciprocal insurance exchanges that are owned by their policyholders. The Real Estate segment represents the operations of the Company’s commercial real estate group that is primarily engaged in the business of developing and operating commercial properties for investment purposes or for internal use. The Corporate and Other segment represents the activities of the holding companies and any other operations that do not meet the quantitative and qualitative thresholds for a reportable segment.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following tables present segment information reconciled to the Company’s consolidated statements of income for the periods presented:

For Three Months Ended March 31, 2026	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$291,151	$—	$36,457	$—	$—	$(1,402)	$326,206
Premiums ceded	(96,520)	—	(8,937)	—	—	1,402	(104,055)
Net premiums earned	194,631	—	27,520	—	—	—	222,151
Net income from investment portfolio	11,935	2,512	1,267	—	1,078	(655)	16,137
Policy fee income	1,465	—	—	—	395	(284)	1,576
Other	3,839	55,533	(268)	4,196	5,184	(65,466)	3,018
Total revenue	211,870	58,045	28,519	4,196	6,657	(66,405)	242,882
Expenses
Losses and loss adjustment expenses	73,562	—	8,928	—	—	(16,890)	65,600
Amortization of deferred policy acquisition costs	27,839	—	2,050	—	—	—	29,889
Other policy acquisition expenses	18,924	12,173	4,644	—	2,846	(36,706)	1,881
Stock-based compensation expense	680	739	—	—	1,940	—	3,359
Interest expense	—	—	1,110	456	467	(1,110)	923
Depreciation and amortization	421	730	—	857	163	(722)	1,449
Personnel and other operating expenses	10,805	16,816	312	2,515	4,940	(10,991)	24,397
Total expenses	132,231	30,458	17,044	3,828	10,356	(66,419)	127,498
Income (loss) before income taxes (d)	$79,639	$27,587	$11,475	$368	$(3,699)	$14	$115,384
Total revenue from non-affiliates (e)	$207,420	$4,724	$29,921	$3,331	$532
Gross premiums written	$253,364	$—	$27,328

(a)
Other revenue under Real Estate primarily consisted of rental income from investment properties.
(b)
Other revenue under Corporate and Other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under Insurance Operations includes $1,402 earned from Reciprocal Exchange Operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The Insurance Operations and the Reciprocal Exchange Operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo and the AIF operations recognize service fee revenue according to revenue recognition standards. Although both service fee expenses and revenue are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended March 31, 2025	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$282,135	$—	$19,447	$—	$—	$(1,199)	$300,383
Premiums ceded	(93,427)	—	(7,407)	—	—	1,199	(99,635)
Net premiums earned	188,708	—	12,040	—	—	—	200,748
Net income from investment portfolio	10,859	398	780	—	1,765	(790)	13,012
Policy fee income	2,229	—	—	—	—	—	2,229
Other	2,746	52,407	(9)	2,840	3,655	(61,195)	444
Total revenue	204,542	52,805	12,811	2,840	5,420	(61,985)	216,433
Expenses
Losses and loss adjustment expenses	70,815	—	2,772	—	—	(14,296)	59,291
Amortization of deferred policy acquisition costs	25,244	—	1,067	—	—	—	26,311
Other policy acquisition expenses	18,333	12,667	2,521	—	2,128	(34,673)	976
Stock-based compensation expense	473	723	—	—	1,776	—	2,972
Interest expense	—	—	1,108	216	3,168	(1,108)	3,384
Depreciation and amortization	611	708	—	510	191	(374)	1,646
Personnel and other operating expenses	11,244	14,512	255	1,733	4,155	(10,385)	21,514
Total expenses	126,720	28,610	7,723	2,459	11,418	(60,836)	116,094
Income (loss) before income taxes (d)	$77,822	$24,195	$5,088	$381	$(5,998)	$(1,149)	$100,339
Total revenue from non-affiliates (e)	$201,050	$398	$14,010	$1,975	$838
Gross premiums written	$259,529	$—	$29,717

(a)
Other revenue under Real Estate primarily consisted of rental income from investment properties.
(b)
Other revenue under Corporate and Other primarily consisted of management fees for attorney-in-fact services.
(c)
Gross premiums earned under Insurance Operations include $1,199 earned from the Reciprocal Exchange Operations.
(d)
The income (loss) before income taxes in the reclassification/elimination column is attributable to intercompany transactions among operating segments. The Insurance Operations and the Reciprocal Exchange Operations record service fee expenses based on earned premiums or other appropriate measures, while Exzeo and the AIF operations recognize service fee revenue according to revenue recognition standards. Although both service fee expenses and revenue are fully eliminated on consolidation, they do not completely offset each other in this presentation due to the different methods of recognition.
(e)
Represents amounts before reclassification of certain revenue and expenses to conform with an insurance company’s presentation.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table presents gross premium earned by geographic location:

	Three Months Ended
	March 31,
	2026	2025
Florida	$297,099	$270,805
Non-Florida	29,107	29,578
Gross premiums earned	$326,206	$300,383

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	March 31,	December 31,
	2026	2025
Segments
Insurance Operations	$1,890,443	$1,895,081
Exzeo	379,768	347,734
Reciprocal Exchange Operations	198,263	184,453
Real Estate	137,223	130,971
Corporate and Other	145,671	120,686
Consolidation and Elimination	(140,287)	(149,997)
Total assets	$2,611,081	$2,528,928

As of March 31, 2026 and December 31, 2025, substantially all of the Company’s assets were located in Florida.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Income Taxes

There were no significant changes in the Company’s valuation allowance on deferred income tax assets during the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $30,341 and $26,109, respectively, resulting in effective tax rates of 26.3% and 26.0%, respectively. Incorporated within each rate is the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

Note 15 -- Earnings Per Share

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

Diluted earnings per share gives effect to all securities having a dilutive effect on income attributable to common stockholders, weighted-average shares of common stock outstanding, or both. The effect from potential dilutive securities included, but was not limited to: (i) incremental shares of common stock calculated using the if-converted method for convertible debt instruments; (ii) incremental shares of common stock calculated using the treasury stock method for warrants and share-based compensation awards; (iii) adjustments to a majority-owned subsidiary's earnings per share due to its potential dilutive securities; and (iv) the corresponding impact to income attributable to common stockholders associated with the preceding considerations. Net losses are not allocated to participating securities as the participating securities do not have a contractual obligation to share in losses.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The computations of basic and diluted earnings per share for the periods presented were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$85,043			$74,230
Less: Net income attributable to noncontrolling interests	(11,636)			(4,546)
Net income after noncontrolling interests	73,407			69,684
Less: Income attributable to participating securities	(3,255)			(3,103)
Basic Earnings Per Share:
Income attributable to common stockholders	70,152	12,490	$5.62	66,581	10,286	$6.47
Effect of Dilutive Securities:
Stock options	—	398		—	350
Convertible senior notes	—	—		1,873	2,142
Warrants	—	8		—	7
Net impact from reallocation of undistributed earnings to participating securities	78	—		—	—
Diluted Earnings Per Share:
Income attributable to common stockholders	$70,230	12,896	$5.45	$68,454	12,785	$5.35

(a)
Shares in thousands.

For the periods presented, all potentially dilutive securities for Exzeo were excluded from Exzeo's diluted earnings per share computation because their (i) effect would be anti-dilutive, (ii) exercise prices were out-of-the-money, or (iii) contingent exercise conditions were unsatisfied.

Note 16 -- Redeemable Noncontrolling Interests

Subscriber Surplus Contributions

Subscriber surplus contributions in redeemable noncontrolling interests represent a refundable portion of the surplus contributions received from policyholders of CORE and Tailrow. The surplus contributions are reclassified to noncontrolling interests once they are no longer refundable.

The following table summarizes the activity of subscriber surplus contributions:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$3,359	$1,691
Cash contributions	2,782	833
Return of contributions	(99)	(3)
Reclassification of nonrefundable subscriber surplus contributions	(1,831)	(884)
Ending balance	$4,211	$1,637

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Equity

Stockholders’ Equity

Common Stock

Each share of common stock entitles the stockholder to one vote.

Share Repurchase Program

In March 2026, the Company’s Board of Directors authorized a program to repurchase up to $80,000, excluding commissions and fees, of shares of the Company’s common stock through February 27, 2027 (the “Share Repurchase Program”). The Share Repurchase Program permits the Company to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The timing and total amount of any stock repurchases will be determined at management's discretion and depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The Share Repurchase Program does not obligate the Company to repurchase a specific number of shares of common stock, and may be canceled or suspended at any time without notice.

During the three months ended March 31, 2026, the Company repurchased 110,071 shares common stock for $17,498, excluding commissions and fees, under the Share Repurchase Program. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. In addition, the Company recorded the excess of the purchase price over the par value per share as a reduction to additional paid-in capital. Commissions and fees on repurchases of common stock were not material during the three months ended March 31, 2026.

As of March 31, 2026, the Company may repurchase up to $62,502, excluding commissions and fees, of shares of its common stock under the Share Repurchase Program.

Dividends

Stockholders are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose. Unvested restricted stock awards have the right to share in dividends, if declared, equally with common stockholders on a nonforfeitable basis.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table represents the frequency and amount of all cash dividends declared on common stock for the periods presented:

Declaration Date	Date of Record	Payment Date	Per Share Amount
Three Months Ended March 31, 2026
1/14/2026	2/20/2026	3/20/2026	$0.40

Three Months Ended March 31, 2025
1/14/2025	2/21/2025	3/21/2025	$0.40

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had 20,000,000 preferred shares authorized, with no shares issued and outstanding.

Warrants

As of March 31, 2026 and December 31, 2025, there were 11,250 warrants outstanding at an exercise price of $54.40 with an expiration date of December 31, 2028.

At-The-Market Facility

On January 22, 2024, the Company implemented an “at-the-market” facility (the “ATM Facility”) which gives the Company the ability to raise up to $75,000 through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). The Company has no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of March 31, 2026 the remaining availability under the ATM Facility was $75,000.

Noncontrolling Interests

Exzeo

As of March 31, 2026, HCI Group, Inc. owned 75,000,000 of the 90,918,430 shares of Exzeo’s outstanding common stock. Of the shares not owned by HCI Group, Inc., 2,533,303 represent unvested restricted stock awards granted to Exzeo's employees.

Dilution from subsidiary stock-based compensation in the consolidated statements of equity primarily relates to (i) the net settlement of Exzeo common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted stock awards issued under Exzeo’s stock-based compensation plan and (ii) the change in ownership of Exzeo as a result of the vesting of restricted stock awards issued under Exzeo’s stock-based compensation plan.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) relates to the unrealized gains or losses of available-for-sale fixed-maturity securities carried at fair value, net of income taxes. Accumulated other comprehensive income (loss) is reclassified to either net investment income or net realized investment gains (losses) in the consolidated statements of income as payments or sales occur related to available-for-sale fixed-maturity securities, respectively. Other comprehensive income (loss) represents the net change in accumulated other comprehensive income (loss).

The following table summarizes the activity with respect to accumulated other comprehensive income (loss) during the three months ended March 31, 2026 and 2025:

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$1,946	$487	$1,459	$—	$1,459
Net unrealized losses	(8,198)	(2,053)	(6,145)	(55)	(6,090)
Reclassification to net investment income	174	44	130	—	130
Reclassification to net realized investment gains	(49)	(12)	(37)	—	(37)
Balance as of March 31, 2026	$(6,127)	$(1,534)	$(4,593)	$(55)	$(4,538)

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(999)	$(250)	$(749)	$—	$(749)
Net unrealized gains	2,809	703	2,106	—	2,106
Reclassification to net realized investment gains	(20)	(5)	(15)	—	(15)
Balance as of March 31, 2025	$1,790	$448	$1,342	$—	$1,342

Note 18 -- Stock-Based Compensation

The Company grants stock-based awards to participants under HCI Group, Inc.’s 2012 Omnibus Incentive Plan (“HCI Plan”) and Exzeo Group, Inc.’s 2025 Omnibus Incentive Plan (“Exzeo Plan”). Stock-based compensation expense is included in general and administrative personnel expense in the consolidated statements of income and consisted of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
Restricted stock awards	$2,623	$2,270
Exzeo stock options	—	342
Exzeo restricted stock awards	736	360
Stock-based compensation expense	$3,359	$2,972

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Stock-based compensation awards are classified as equity and awards related to the Exzeo Plan are included as a component of noncontrolling interests.

HCI Plan

As of March 31, 2026, there were 644,994 shares available for issuance under the HCI Plan.

Stock Options

The following table summarizes the activity related to stock options granted under the HCI Plan during the three months ended March 31, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2025	590,000	$51.54	3.9 years	$82,687
Granted	—	$—
Exercised	(20,000)	$40.00
Forfeited	—	$—
Outstanding as of March 31, 2026	570,000	$51.95	3.7 years	$58,518
Exercisable as of March 31, 2026	570,000	$51.95	3.7 years	$58,518

As of March 31, 2026, there was no unrecognized compensation expense related to stock options under the HCI Plan.

Restricted Stock Awards

The following table summarizes the activity related to restricted stock awards granted under the HCI Plan during the three months ended March 31, 2026:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Unvested as of December 31, 2025	494,635	$73.31
Granted	—	$—
Vested	(1,750)	$64.21
Forfeited	(693)	$131.96
Unvested as of March 31, 2026	492,192	$73.26

As of March 31, 2026, there were 393,500 unvested restricted stock awards granted under the HCI Plan with market conditions, of which 193,500 met the requisite market condition in May 2025 and will vest twelve months from the date the market condition was achieved. The remaining 200,000 unvested restricted stock awards have not met the requisite market condition that the price per share reaches $200 for a period of 30 consecutive trading days.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

As of March 31, 2026, there was $18,156 of total unrecognized compensation expense related to unvested restricted stock awards granted under the HCI Plan, which is expected to be recognized over a weighted-average period of 2.3 years.

Exzeo Plan

Exzeo maintained its 2021 Omnibus Plan under which shares of Exzeo common stock were authorized for issuance as stock-based compensation awards. On November 4, 2025, Exzeo terminated its 2021 Omnibus Plan and adopted the Exzeo Plan, which authorizes the issuance of up to 10,000,000 shares of Exzeo’s common stock. Awards outstanding under the Exzeo 2021 Omnibus Plan continue to be governed by the terms of that plan and are incremental to, and do not count against, the authorized share pool of the Exzeo Plan. As of March 31, 2026, there were 9,776,820 shares available for issuance under the Exzeo Plan.

Exzeo Stock Options

As of March 31, 2026, there were 6,350,000 Exzeo stock options outstanding with a weighted-average exercise price of $23.00. All of the Exzeo stock options were fully vested, however, 6,000,000 Exzeo stock options were non-exercisable without approval from HCI Group, Inc.'s Board of Directors.

Exzeo Restricted Stock Awards

As of March 31, 2026, there were 2,533,303 unvested Exzeo restricted stock awards outstanding with a weighted-average grant date fair value of $4.74. There was $11,111 of total unrecognized compensation expense related to unvested Exzeo restricted stock awards, which is expected to be recognized over a weighted-average period of 4.0 years.

Note 19 -- Commitments and Contingencies

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Rental Income

The Company as a lessor leases its commercial and retail properties, boat slips, and docks to non-affiliates at various terms. There were no significant changes in the Company’s minimum rental payments to be received under operating leases during the three months ended March 31, 2026.

Capital Commitments

As described in Note 5 “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership investments. As of March 31, 2026, there was an aggregate unfunded balance of $3,761.

FIGA Assessments

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to Florida Insurance Guaranty Association (“FIGA”) on a quarterly basis. As of March 31, 2026 and December 31, 2025, the FIGA assessments payable by the Company were $2,352 and $2,034, respectively.

Note 20 -- Related Party Transactions

HCPCI, TTIC, CORE, and Tailrow have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers for the 2025-2026 treaty year. The purpose of the RPP contracts is to indemnify HCPCI, TTIC, CORE, and Tailrow for the reinstatement premium which HCPCI, TTIC, CORE, and Tailrow pay or become liable to pay under the reinstatement provisions of the respective excess of loss reinsurance contracts. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participates as a subscribing reinsurer with HCPCI and Tailrow as collective reinsureds. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s Chairman of its Board of Directors and Chief Executive Officer and is an investor in that company. For its participation on the RPP contract, Oxbridge’s annual premium is $1,033 and is paid by HCPCI and Tailrow over four installments. Management believes the premium rate is competitive with market rates. A trust account has been established with HCPCI and Tailrow as collective beneficiaries and Oxbridge as grantor. Each of the four premium installments is deposited into the trust account in order to fully collateralize Oxbridge’s obligations under the RPP contract. Trust assets may be withdrawn by HCPCI and Tailrow to indemnify HCPCI and Tailrow for Oxbridge’s obligations under the provisions of the RPP contract. Total premiums to Oxbridge were $1,099 for the 2024-2025 treaty year.

Note 21 -- Subsequent Events

On April 22, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 18, 2026 to stockholders of record on May 15, 2026.

As of May 6, 2026, the Company repurchased 265,416 shares of common stock for $41,495, excluding commissions and fees, and may repurchase up to $38,505, excluding commissions and fees, of shares of its common stock under the Share Repurchase Program.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “2025 Annual Report”). This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.

The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates involving risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled Item 1A “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements, including statements about our plans, objectives, expectations, assumptions or future events, involve risks and uncertainties. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effects of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; changes in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; the severity and impact of cybersecurity incidents; and other risks and uncertainties and other factors listed under Item 1A – “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q as well as the 2025 Annual Report. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Except as required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

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

Exzeo Group, Inc. (“Exzeo”), a publicly traded majority-owned subsidiary, provides turn-key insurance technology and operations solutions based on a proprietary platform of purpose-built software and data analytics applications that are specifically designed for the property and casualty insurance ecosystem. We utilize Exzeo's internally developed software technologies to identify profitable underwriting opportunities, drive efficiency in claim processing and settlements, and streamline operations across our insurance operations and other insurance-related businesses.

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

HCI Group, Inc.’s common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “HCI.” Exzeo completed its initial public offering in November of 2025 and is currently listed on the NYSE under the symbol “XZO.” As of March 31, 2026, HCI Group, Inc. owned approximately 82.5% of Exzeo’s outstanding shares of common stock, inclusive of unvested restricted stock.

We identify our segments based on the manner in which our Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions regarding the allocation of resources. We have five reportable segments: Insurance Operations, Exzeo, Reciprocal Exchange Operations, Real Estate, and Corporate and Other. Due to their economic characteristics, our property and casualty insurance and reinsurance operations, excluding the insurance operations under Reciprocal Exchange Operations, are grouped together into one reportable segment under Insurance Operations. The Exzeo segment represents Exzeo’s operations related to insurance technology and operations solutions for property and casualty insurance carriers. The Reciprocal Exchange Operations segment represents the insurance operations of consolidated reciprocal insurance exchanges that are owned by their policyholders. The Real Estate segment represents the operations of our commercial real estate group that is primarily engaged in the business of developing and operating commercial properties for investment purposes or for our own use. The Corporate and Other segment represents the activities of the holding companies and any other operations that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenue, and results of operations. Refer to Note 13 “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

All financial information presented in this section has been prepared in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes the accounts of HCI Group, Inc. and its subsidiaries and consolidated variable interest entities. All intercompany transactions have been eliminated.

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

RECENT EVENTS

In March 2026, Fortex Reinsurance SPC, Ltd. (“Fortex”), our wholly-owned Cayman Islands domiciled captive reinsurance subsidiary, received its license to operate as a Class B insurer in the Cayman Islands. Fortex will allow us additional flexibility to selectively retain risk and reduce the cost of third party reinsurance. Fortex is regulated by the Cayman Islands Monetary Authority.

KEY PERFORMANCE INDICATORS

We make strategic decisions, measure our performance, evaluate our business, and identify trends in our business using certain key performance indicators, including the operating metrics gross loss ratio, gross expense ratio, and net combined ratio. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies. Additionally, we compute and disclose other ratios for informational purposes only.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts or as otherwise indicated):

	Three Months Ended
	March 31,
	2026	2025	Change
Revenue
Gross premiums earned	$326,206	$300,383	$25,823
Premiums ceded	(104,055)	(99,635)	(4,420)
Net premiums earned	222,151	200,748	21,403
Net investment income	17,301	13,751	3,550
Net realized investment gains	534	1,167	(633)
Net unrealized investment losses	(1,698)	(1,906)	208
Policy fee income	1,576	2,229	(653)
Other	3,018	444	2,574
Total revenue	242,882	216,433	26,449
Expenses
Losses and loss adjustment expenses	65,600	59,291	6,309
Policy acquisition and other underwriting expenses	31,770	27,287	4,483
General and administrative personnel expenses	22,353	20,483	1,870
Interest expense	923	3,384	(2,461)
Other operating expenses	6,852	5,649	1,203
Total expenses	127,498	116,094	11,404
Income before income taxes	115,384	100,339	15,045
Income tax expense	30,341	26,109	4,232
Net income	85,043	74,230	10,813
Net income attributable to noncontrolling interests	(11,636)	(4,546)	(7,090)
Net income after noncontrolling interests	$73,407	$69,684	$3,723
Ratios to Net Premiums Earned:
Loss Ratio	29.5%	29.5%	—
Expense Ratio	27.4%	26.6%	0.8%
Combined Ratio	56.9%	56.1%	0.8%
Ratios to Gross Premiums Earned:
Loss Ratio	20.1%	19.7%	0.4%
Expense Ratio	18.7%	17.8%	0.9%
Combined Ratio	38.8%	37.5%	1.3%
Earnings Per Share:
Basic	$5.62	$6.47	$(0.85)
Diluted	$5.45	$5.35	$0.10

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Gross Premiums Earned increased primarily due to a higher volume of policies in force as a result of the addition of policies assumed from Citizens during the first and fourth quarters of 2025. For the three months ended March 31, 2026, gross premiums earned were $291.2 million from Insurance Operations and $36.5 million from Reciprocal Exchange Operations. For the three months ended March 31, 2025, gross premiums earned were $282.1 million from Insurance Operations and $19.4 million from Reciprocal Exchange Operations.

Premiums Ceded increased primarily due to the growth in the volume of policies in force. Premiums ceded represented 31.9% and 33.2% of gross premiums earned during the three months ended March 31, 2026 and 2025, respectively.

Our premiums ceded represent costs of reinsurance (i) to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts, (ii) to provide additional loss coverage on a high-value individual risk basis through facultative reinsurance, or (iii) to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Under contracts in effect prior to June 1, 2025, reinsurance costs could be adjusted by retrospective provisions under reinsurance contracts. There were no adjustments to premiums ceded related to retrospective provisions for the three months ended March 31, 2026 and 2025.

Net Premiums Earned represent gross premiums earned less premiums ceded.

Net Premiums Written represent premiums charged on policies issued during the period less any applicable reinsurance costs.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net Premiums Written	$176,637	$189,611
Decrease in Unearned Premiums	45,514	11,137
Net Premiums Earned	$222,151	$200,748

Net premiums written decreased as the first quarter of 2025 included an assumption of $22.0 million of written premium from Citizens. We had approximately 297,800 policies in force as of March 31, 2026 compared to approximately 278,400 policies in force as of March 31, 2025.

Net investment income increased primarily as a result of an increase in our invested assets.

Losses and Loss Adjustment Expenses increased primarily due to a higher volume of policies in force as well as some weather-related events in the northeast during the three months ended March 31, 2026. The gross loss ratio for the three months ended March 31, 2026 was 20.1% compared to 19.7% for the three months ended March 31, 2025. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. The overall increase was primarily due to a higher volume of premiums in force in the comparative periods.

Income Tax Expense increased primarily as a result of an increase in income before income taxes. The effective tax rate for the three months ended March 31, 2026 and 2025 was 26.3% and 26.0%, respectively. Incorporated within each rate is the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

Net income attributable to noncontrolling interests increased primarily as a result of an increase in net income generated by Reciprocal Insurance Exchange Operations as well as the dilution of HCI’s ownership of Exzeo as a result of Exzeo’s initial public offering in November 2025.

Ratios

The gross loss ratio, gross expense ratio, and net combined ratio each remained relatively consistent from the three months ended March 31, 2025 to the three months ended March 31, 2026.

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

As of March 31, 2026, we have $1.0 billion of cash and cash equivalents. We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest and principal on our debt, dividends, and to fund operating expenses and real estate acquisitions. From time to time, our use of funds may also include repurchases of shares of our common stock or other strategic initiatives.

Revolving Credit Facility

As of March 31, 2026, we are party to a senior secured revolving credit facility with Fifth Third Bank (“Revolving Credit Facility”). The Revolving Credit Facility currently provides borrowing capacity of up to $150.0 million and expires on November 5, 2030. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the one or three month Secured Overnight Financing Rate plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio, with interest payments due in arrears on January 1, April 1, July 1, and October 1.

As of March 31, 2026, we had an outstanding balance of $36.0 million and had an available borrowing capacity of $114.0 million under the Revolving Credit Facility. As of March 31, 2026, we were in compliance with all required covenants. Refer to Note 8 “Revolving Credit Facility” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Long-Term Debt

The following table summarizes the principal and interest payment obligations of our long-term debt as of March 31, 2026 (principal in thousands):

					March 31,
Debt Description	Issued	Maturity	Interest Rate	Payment Date	2026
4.55% Promissory Note	7/6/2018	8/1/2036	4.55%	Monthly	$4,050
5.50% Promissory Note	6/26/2023	7/1/2033	5.50%	Monthly	11,357
5.65% Promissory Note	7/24/2025	8/1/2035	5.65%	Monthly	16,816
Total principal amount					$32,223

There were no significant changes in long-term debt during the three months ended March 31, 2026.

See Note 9 “Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

At-The-Market Facility

On January 22, 2024, we implemented an “at-the-market” facility (the “ATM Facility”) which gives us the ability to raise up to $75.0 million through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). We have no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of March 31, 2026 the remaining availability under the ATM Facility was $75.0 million.

Share Repurchase Program

In March 2026, our Board of Directors authorized a program to repurchase up to $80.0 million, excluding commissions and fees, of shares of our common stock through February 27, 2027 (the “Share Repurchase Program”). The Share Repurchase Program permits us to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The timing and total amount of any stock repurchases will be determined at management's discretion and depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The Share Repurchase Program does not obligate us to repurchase a specific number of shares of common stock, and may be canceled or suspended at any time without notice.

During the three months ended March 31, 2026, we repurchased 110,071 shares of common stock for $17.5 million, excluding commissions and fees, under the Share Repurchase Program. As of March 31, 2026, we may repurchase up to $62.5 million, excluding commissions and fees, of shares of its common stock under the Share Repurchase Program.

As of May 6, 2026, we repurchased 265,416 shares of common stock for $41.5 million, excluding commissions and fees, and may repurchase up to $38.5 million, excluding commissions and fees, of shares of our common stock under the Share Repurchase Program.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and available-for-sale fixed-maturity and equity securities.

As of March 31, 2026, we had $979.9 million of available-for-sale fixed-maturity and equity investments, which are carried at fair value, and our available-for-sale fixed-maturity securities had a weighted-average duration of 5.1 years. Changes in the general interest rate environment affect the returns available on new available-for-sale fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing available-for-sale fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new available-for-sale fixed-maturity investments but increases the market value of existing available-for-sale fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

Limited Partnership Investments

Our limited partnership investments consist of six private equity funds managed by their general partners. Withdrawals from limited partnership investments are generally not permitted and distributions occur when the underlying investments of the limited partnership investments are liquidated. Additionally, two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. As of March 31, 2026, there were unexpired capital commitments of $3.8 million. Refer to Note 5 “Investments” of our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Real Estate Investments

Real estate investments have long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investments portfolio should an opportunity arise.

Dividends

On April 22, 2026, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on June 18, 2026 to stockholders of record on May 15, 2026.

Sources and Uses of Cash

The following table is a summary of our cash flow activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$148,811	$162,006	$(13,195)
Net cash (used in) provided by investing activities	(325,223)	66,271	(391,494)
Net cash used in financing activities	(19,571)	(6,248)	(13,323)
Effect of exchange rate changes on cash	(85)	(11)	(74)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(196,068)	$222,018	$(418,086)

Cash Flows for the Three Months Ended March 31, 2026

Net cash provided by operating activities consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $20.1 million less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments.

Net cash used in investing activities consisted primarily of purchases of available-for-sale fixed-maturity and equity securities of $344.0 million and purchases of real estate investments of $0.8 million, partially offset by proceeds from sales of available-for-sale fixed-maturity and equity securities of $17.0 million, proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities of $2.0 million, and proceeds from sales of real estate investments of $0.8 million.

Net cash used in financing activities consisted primarily of $17.5 million of repurchases of common stock and $5.2 million of common stock dividends, partially offset by net subscriber surplus contributions of $2.7 million and proceeds from the exercise of stock options of $0.8 million.

Cash Flows for the Three Months Ended March 31, 2025

Net cash provided by operating activities consisted primarily of cash received from net premiums written, and reinsurance recoveries of approximately $30.7 million less cash disbursed for operating expenses, losses and loss adjustment expenses and interest payments.

Net cash provided by investing activities consisted primarily of proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities of $81.2 million, proceeds from sales of available-for-sale fixed-maturity and equity securities of $12.2 million, and proceeds from the sale of real estate property of $0.8 million, partially offset by purchases of available-for-sale fixed-maturity and equity securities of $24.3 million, purchases of real estate investments of $1.9 million, and purchases of property and equipment of $1.7 million.

Net cash used in financing activities consisted primarily of $4.3 million of common stock dividends, net repayment of our Revolving Credit Facility of $2.0 million, $0.6 million of net share settlements, and repayments of long-term debt of $0.1 million, partially offset by net subscriber surplus contributions of $0.8 million.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2026, we had unexpired capital commitments for limited partnerships investments of $3.8 million as described above. We do not have any other arrangements giving rise to material obligations that are not reported in our consolidated balance sheets as described in Item 303 of SEC Regulation S-K.

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

Our accounting policies and estimates and their related risks that we consider to be critical are more fully described in our 2025 Annual Report. For the three months ended March 31, 2026, there have been no material changes with respect to any of our critical accounting policies.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. As of March 31, 2026, $506.1 million of the total $566.8 million of Reserves is attributable to our estimate of IBNR. The remaining $60.7 million relates to known cases which have been reported but not yet fully settled and represents our best estimate of the cost to settle such claims. As of March 31, 2026, $52.7 million of the $60.7 million in reserves for known cases relates to claims incurred during prior years.

Our Reserves decreased from $576.5 million as of December 31, 2025 to $566.8 million as of March 31, 2026. The $9.7 million decrease is comprised of (i) reductions in our non-catastrophe Reserves of $34.7 million for 2025 and prior loss years; (ii) reductions in our catastrophe Reserves of $22.1 million primarily related to Hurricane Ian, Hurricane Helene, and Hurricane Milton; and (iii) partially offset by $47.1 million in reserves established for the 2026 loss year. The Reserves established for 2026 claims are primarily driven by IBNR as of March 31, 2026. The decrease of $56.8 million related to our 2025 and prior loss-years reserves is due to settlement of such claims.

Based on all information known to us, we consider our Reserves as of March 31, 2026 to be adequate to cover our claims for losses that have been incurred as of that date including losses yet to be reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures that have not yet been identified. As part of the process, we review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the Reserves. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 “Recent Accounting Pronouncements” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information about recent accounting pronouncements and adoptions.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, our investment portfolio included available-for-sale fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by an investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

Our investment portfolio is exposed to interest rate risk, credit risk and equity price risk. Fiscal and economic uncertainties caused by any government action or inaction may exacerbate these risks and potentially have adverse impacts on the value of our investment portfolio.

We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of accumulated other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact our stockholders’ equity. In addition, we recognize any unrealized gains or losses related to our equity securities in our statement of income. As a result, our results of operations can be materially affected by the volatility in the equity market.

Interest Rate Risk

Our available-for-sale fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our available-for-sale fixed-maturity securities as of March 31, 2026 (dollar amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$786,519	$(128,327)	-14%
200 basis point increase	826,543	(88,303)	-10%
100 basis point increase	869,318	(45,528)	-5%
100 basis point decrease	963,125	48,279	5%
200 basis point decrease	1,014,156	99,310	11%
300 basis point decrease	1,067,940	153,094	17%

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

The following table presents the composition of our available-for-sale fixed-maturity securities, by rating, as of March 31, 2026 (dollar amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$5,247	1%	$5,255	1%
AA+, AA, AA-	658,107	72%	653,143	72%
A+, A, A-	67,040	7%	66,724	7%
BBB+, BBB, BBB-	177,224	19%	176,547	19%
BB+, BB, BB-	1,300	0%	1,243	0%
B+, B, B-	2,491	0%	2,399	0%
Not Rated	9,564	1%	9,535	1%
Available-for-sale fixed-maturity securities	$920,973	100%	$914,846	100%

Equity Price Risk

As of March 31, 2026, our equity investment portfolio included common stocks, perpetual preferred stocks, mutual funds and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage the risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities as of March 31, 2026 (dollar amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$5,142	8%
Consumer	5,660	9%
Communications	3,447	5%
Other (1)	5,551	8%
	19,800	30%
Mutual funds and exchange-traded funds by type:
Debt	37,542	58%
Equity	2,113	3%
Alternative	5,601	9%
	45,256	70%
Equity securities	$65,056	100%

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

As of March 31, 2026, we did not have any material exposure to foreign currency related risk.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Refer to Note 19 “Commitments and Contingencies” to the consolidated financial statements under the heading “Litigation and Other Legal Matters” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2025 Annual Report.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Registered Equity Securities

None.

Issuer Purchases of Equity Securities

Under our publicly announced Share Repurchase Program, we are permitted to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The timing and total amount of any stock repurchases will be determined at management's discretion and depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The Share Repurchase Program does not obligate us to repurchase a specific number of shares of common stock, and may be canceled or suspended at any time without notice.

In addition, we withhold shares of our common stock to satisfy our employees’ payroll tax liabilities associated with the vesting of restricted stock awards issued under our share-based compensation plan.

During the three months ended March 31, 2026, we repurchased shares of our common stock as follows (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (a)
January 31, 2026	—	$—	—	$—
February 28, 2026	403	$170.20	—	$—
March 31, 2026	110,146	$158.98	110,071	$62,502
	110,549	$159.02	110,071
(a)
On March 3, 2026, we announced our Board of Directors authorized a program which permits us to repurchase up to $80,000 thousand, excluding commissions and fees, of shares of our common stock through February 27, 2027.

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

During the three months ended March 31, 2026, our insurance subsidiaries paid dividends of $44.5 million to HCI.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6 – EXHIBITS

The exhibits listed on the accompanying Index to Exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on form 10-Q.

Index to Exhibits

The information required by this Item is set forth on the index to exhibits below.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation, with amendments.	10-Q	3.1	8/7/2013

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock.	8-K	3.1	10/18/2013

3.1.2	Articles of Amendment to Articles of Incorporation canceling the rights, preferences and limitations of Series B Junior Participating Preferred Stock.	8-K	3.1	5/15/2020

3.2	Bylaws, with amendments.	8-K	3.2	9/13/2019

4.1	Form of common stock certificate.	10-Q	4.1	11/7/2013

4.2	Common Stock Purchase Warrant, dated February 26, 2021, issued by HCI Group, Inc. to CB Snowbird Holdings, L.P.	8-K	4.1	3/1/2021

4.3	See Exhibits 3.1, 3.1.1, 3.1.2 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1^	HCI Group, Inc. 2012 Omnibus Incentive Plan as revised April 26, 2022.	10-Q	10.5	5/6/2022

10.2^	Executive Employment Agreement dated November 23, 2016 between Mark Harmsworth and HCI Group, Inc.	10-Q	10.7	8/3/2017

10.3	Reimbursement Contract effective June 1, 2024 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.8	8/9/2024

10.4	Reimbursement Contract effective June 1, 2024 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.9	8/9/2024

10.5	Underlying Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.10	8/9/2024

10.6	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.11	8/9/2024

10.7	Third Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.12	8/9/2024

10.8	Third Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.13	8/9/2024

10.9	Catastrophe County Weighted Industry Loss Reinsurance Contract effective July 9, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.14	8/9/2024

10.10	Panhandle Named Storm Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.15	8/9/2024

10.11	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.16	8/9/2024

10.12	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.17	8/9/2024

10.13	Layer 3B Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.18	8/9/2024

10.14	Layer 3B Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.19	8/9/2024

10.15	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.20	8/9/2024

10.16	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.21	8/9/2024

10.17	First and Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.22	8/9/2024

10.18	Layer 3C Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2024 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by subscribing reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.23	8/9/2024

10.19	First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.25	8/8/2025

10.20	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Company, Inc. and Tailrow Insurance	10-Q	10.26	8/8/2025

	Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

10.21	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.27	8/8/2025

10.22	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.28	8/8/2025

10.23	Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.29	8/8/2025

10.24	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.30	8/8/2025

10.25	First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.31	8/8/2025

10.26	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.32	8/8/2025

10.27	Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.33	8/8/2025

10.28	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.34	8/8/2025

10.29	Sixth Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.35	8/8/2025

10.30	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.36	8/8/2025

10.31	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.37	8/8/2025

10.32	Reinstatement Premium Protection Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.38	8/8/2025

10.33	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.39	8/8/2025

10.34	Equity Distribution Agreement between HCI Group, Inc., Truist Securities, Inc. and Citizens JMP Securities, LLC.	S-3	1.2	1/22/2024

10.35	Amended and Restated Common Stock Purchase Warrant between HCI Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.17	1/22/2024

10.36	Registration Rights Agreement between HCI Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.18	1/22/2024

10.37	Stock Redemption Agreement between TypTap Insurance Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.19	1/22/2024

10.38	Assumption Agreement between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation.	8-K	99.1	10/2/2023

10.39	Assumption Agreement between TypTap Insurance Company and Citizens Property Insurance Corporation.	8-K	99.1	11/6/2023

10.40	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.46	8/8/2025

10.41	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.47	8/8/2025

10.42^	Exzeo Group, Inc. 2021 Equity Incentive Plan	8-K	10.5	3/1/2021

10.43^	Form of Restricted Stock Award Agreement of TypTap Insurance Group, Inc.	8-K	10.6	3/1/2021

10.44^	Stock Option Agreement between Paresh Patel and TypTap Insurance Group, Inc. dated October 1, 2021.	8-K	99.1	10/7/2021

10.45^	Exzeo Group, Inc. 2021 Omnibus Incentive Plan.	8-K	99.2	10/7/2021

10.46^	Form of Stock Option Award under the Exzeo Group, Inc. under the 2021 Omnibus Plan	S-1	10.17	9/25/2025

10.47^	Form of Restricted Stock Award Agreement of Exzeo Group, Inc. under the 2021 Omnibus Plan	S-1	10.18	9/25/2025

10.48^	Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated September 15, 2023.	10-Q	10.54	11/8/2023

10.49^	Form of executive restricted stock award contract.	10-Q	10.57	5/1/2014

10.50	Facultative Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).	10-Q	10.59	8/8/2025

10.51	Amended and Restated Credit Agreement, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.1	6/8/2023

10.52	Security and Pledge Agreement dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank	8-K	99.2	6/8/2023

10.53	Revolving Credit Promissory Note, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank	8-K	99.3	6/8/20223

10.54	Second Amended and Restated Credit Agreement, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank	8-K	99.1	11/9/2023

10.55	Second Amended and Restated Security and Pledge Agreement, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.2	11/9/2023

10.56	Renewed, Amended and Restated Revolving Credit Promissory Note, dated November 3, 2023 between HCI Group, Inc. and Fifth Third Bank	8-K	99.3	11/9/2023

10.57^	Executive Employment Agreement between Paresh Patel and HCI Group, Inc. dated April 17, 2024.	8-K	99.1	4/23/2024

10.58^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated April 17, 2024.	8-K	99.2	4/23/2024

10.59^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020.	8-K	99.1	1/23/2020

10.60^	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020.	8-K	99.2	1/23/2020

10.61	Reimbursement Contract effective June 1, 2025 between Condo Owners Reciprocal Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.107	8/8/2025

10.62	Reimbursement Contract effective June 1, 2025 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.108	8/8/2025

10.63	Reimbursement Contract effective June 1, 2025 between Tailrow Insurance Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.109	8/8/2025

10.64	Reimbursement Contract effective June 1, 2025 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.110	8/8/2025

10.65	Property Quota Share Reinsurance Contract effective December 31, 2020 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company.	10-K	10.124	3/10/2022

10.66	Renewal Rights Agreement effective January 18, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.	10-K	10.125	3/10/2022

10.67	Property Quota Share Reinsurance Contract effective June 1, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company.	10-K	10.126	3/10/2022

10.68	Renewal Rights Agreement effective December 30, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.	10-K	10.127	3/10/2022

10.69	Property Quota Share Reinsurance Contract effective December 31, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company.	10-K	10.128	3/10/2022

10.70	Property Quota Share Reinsurance Contract effective June 1, 2022 issued to United Property and Casualty Insurance Company by TypTap Insurance Company.	10-Q	10.129	8/9/2022

10.71^	Exzeo Group Inc. 2025 Omnibus Incentive Plan.	S-1/A	10.19	10/16/2025

10.72^	Form of Stock Option Award under the 2025 Omnibus Plan.	S-1/A	10.20	10/16/2025

10.73^	Form of Restricted Stock Award Agreement under the 2025 Omnibus Plan.	S-1/A	10.21	10/16/2025

10.74^	Employment Agreement, dated December 9, 2025, by and between Exzeo Group, Inc. and Paresh S. Patel	8-K	99.1	12/23/2025

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
^	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI Group, Inc.

May 7, 2026	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

May 7, 2026	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)