Form 10-Q
period 2026-06-30
HCI Group, Inc.
filed 2026-08-07
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding as of August 3, 2026 was 12,438,867.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $1,103,778 and $595,383, respectively, and allowance for credit losses: $0 and $0, respectively) (a)	$1,091,041	$597,329
Equity securities, at fair value (cost: $55,700 and $61,597, respectively)	59,038	65,890
Limited partnership investments	16,394	17,690
Real estate investments	102,669	103,746
Other investments	5,000	5,000
Total investments	1,274,142	789,655
Cash and cash equivalents (a)	872,336	1,210,126
Restricted cash (a)	4,378	3,748
Income taxes receivable (a)	1,277	1,332
Deferred income tax assets, net (a)	1,088	2,237
Premiums receivable, net (allowance: $5,363 and $4,469, respectively) (a)	77,607	57,494
Prepaid reinsurance premiums (a)	—	50,127
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively) (a)	26,613	27,855
Unpaid losses and loss adjustment expenses (allowance: $73 and $97, respectively) (a)	229,131	262,041
Deferred policy acquisition costs (a)	68,206	59,722
Property and equipment, net	27,503	28,939
Intangible assets, net	1,924	2,683
Funds withheld for assumed business	5,346	5,254
Other assets (a)	58,908	27,715
Total assets	$2,648,459	$2,528,928

(a)
See Note 12 for details of balances associated with consolidated variable interest entities.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(In thousands, except share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Liabilities, Redeemable Noncontrolling Interests and Equity
Losses and loss adjustment expenses (a)	$558,982	$576,495
Unearned premiums (a)	659,335	643,328
Advance premiums (a)	44,440	19,302
Ceded reinsurance premiums payable (a)	34,772	27,591
Assumed premiums payable (a)	4,049	1,744
Income taxes payable (a)	16,467	12,782
Deferred income tax liabilities, net (a)	1,001	3,814
Revolving credit facility	36,000	36,000
Long-term debt	31,465	31,877
Accrued expenses and other liabilities (a)	82,887	61,351
Total liabilities	1,469,398	1,414,284
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests (Note 16)	5,929	3,359
Equity:
Common stock (no par value, 40,000,000 shares authorized, 12,469,972 and 12,992,147 shares issued and outstanding, respectively)	—	—
Additional paid-in capital	340,854	428,109
Retained earnings	748,437	611,509
Accumulated other comprehensive (loss) income	(9,382)	1,459
Total stockholders’ equity	1,079,909	1,041,077
Noncontrolling interests	93,223	70,208
Total equity	1,173,132	1,111,285
Total liabilities, redeemable noncontrolling interests and equity	$2,648,459	$2,528,928

(a)
See Note 12 for details of balances associated with consolidated variable interest entities.

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Gross premiums earned	$320,824	$302,628	$647,030	$603,011
Premiums ceded	(101,812)	(102,522)	(205,867)	(202,157)
Net premiums earned	219,012	200,106	441,163	400,854
Net investment income	18,890	16,445	36,191	30,196
Net realized investment gains	1,222	155	1,756	1,322
Net unrealized investment gains (losses)	743	1,180	(955)	(726)
Policy fee income	1,651	1,467	3,227	3,696
Other	5,135	2,567	8,153	3,011
Total revenue	246,653	221,920	489,535	438,353
Expenses
Losses and loss adjustment expenses	71,076	64,457	136,676	123,748
Policy acquisition and other underwriting expenses	32,346	30,551	64,116	57,838
General and administrative personnel expenses	23,948	19,985	46,301	40,468
Interest expense	1,084	3,744	2,007	7,128
Other operating expenses	7,226	8,791	14,078	14,440
Total expenses	135,680	127,528	263,178	243,622
Income before income taxes	110,973	94,392	226,357	194,731
Income tax expense	28,073	24,113	58,414	50,222
Net income	82,900	70,279	167,943	144,509
Net income attributable to noncontrolling interests	(9,103)	(4,119)	(20,739)	(8,665)
Net income after noncontrolling interests	$73,797	$66,160	$147,204	$135,844
Basic earnings per share	$5.78	$5.57	$11.39	$12.00
Diluted earnings per share	$5.60	$5.18	$11.05	$10.57

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$82,900	$70,279	$167,943	$144,509
Other comprehensive (loss) income, net of income taxes:
Available-for-sale fixed-maturity securities	(4,954)	(184)	(11,006)	1,907
Other comprehensive (loss) income, net of income taxes	(4,954)	(184)	(11,006)	1,907
Comprehensive income	77,946	70,095	156,937	146,416
Comprehensive income attributable to noncontrolling interests	(8,993)	(4,119)	(20,574)	(8,665)
Comprehensive income after noncontrolling interests	$68,953	$65,976	$136,363	$137,751

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended June 30, 2026

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of March 31, 2026	12,900,905	$—	$413,838	$679,721	$(4,538)	$1,089,021	$84,468	$1,173,489
Net income	—	—	—	73,797	—	73,797	9,103	82,900
Other comprehensive loss, net of income taxes	—	—	—	—	(4,844)	(4,844)	(110)	(4,954)
Issuance of restricted stock	3,750	—	—	—	—	—	—	—
Forfeiture of restricted stock	(693)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(70,452)	—	(11,121)	—	—	(11,121)	—	(11,121)
Repurchase of common stock	(363,538)	—	(57,720)	—	—	(57,720)	—	(57,720)
Repurchase of noncontrolling interests	—	—	(6,580)	—	—	(6,580)	(3,563)	(10,143)
Other adjustments to noncontrolling interests	—	—	(147)	—	—	(147)	147	—
Common stock dividends	—	—	—	(5,081)	—	(5,081)	—	(5,081)
Stock-based compensation	—	—	2,584	—	—	2,584	755	3,339
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	2,423	2,423
Balance as of June 30, 2026	12,469,972	$—	$340,854	$748,437	$(9,382)	$1,079,909	$93,223	$1,173,132

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Three Months Ended June 30, 2025

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Equity	Interests	Equity
Balance as of March 31, 2025	10,765,336	$—	$124,170	$397,171	$1,342	$522,683	$20,149	$542,832
Net income	—	—	—	66,160	—	66,160	4,119	70,279
Other comprehensive loss, net of income taxes	—	—	—	—	(184)	(184)	—	(184)
Issuance of restricted stock	9,020	—	—	—	—	—	—	—
Forfeiture of restricted stock	(1,100)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(266)	—	(40)	—	—	(40)	—	(40)
Conversion of senior notes to common stock	2,183,894	—	172,582	—	—	172,582	—	172,582
Common stock dividends	—	—	—	(4,618)	—	(4,618)	—	(4,618)
Stock-based compensation	—	—	1,994	—	—	1,994	701	2,695
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	1,138	1,138
Balance as of June 30, 2025	12,956,884	$—	$298,706	$458,713	$1,158	$758,577	$26,107	$784,684

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Six Months Ended June 30, 2026

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2025	12,992,147	$—	$428,109	$611,509	$1,459	$1,041,077	$70,208	$1,111,285
Net income	—	—	—	147,204	—	147,204	20,739	167,943
Other comprehensive loss, net of income taxes	—	—	—	—	(10,841)	(10,841)	(165)	(11,006)
Exercise of stock options	20,000	—	800	—	—	800	—	800
Issuance of restricted stock	3,750	—	—	—	—	—	—	—
Forfeiture of restricted stock	(1,386)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(70,930)	—	(11,202)	—	—	(11,202)	—	(11,202)
Repurchase of common stock	(473,609)	—	(75,221)	—	—	(75,221)	—	(75,221)
Repurchase of noncontrolling interests	—	—	(6,580)	—	—	(6,580)	(3,563)	(10,143)
Other adjustments to noncontrolling interests	—	—	(259)	—	—	(259)	259	—
Common stock dividends	—	—	—	(10,276)	—	(10,276)	—	(10,276)
Stock-based compensation	—	—	5,207	—	—	5,207	1,491	6,698
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	4,254	4,254
Balance as of June 30, 2026	12,469,972	$—	$340,854	$748,437	$(9,382)	$1,079,909	$93,223	$1,173,132

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Six Months Ended June 30, 2025

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests	Equity
Balance as of December 31, 2024	10,767,184	$—	$122,289	$331,793	$(749)	$453,333	$14,017	$467,350
Net income	—	—	—	135,844	—	135,844	8,665	144,509
Other comprehensive income, net of income taxes	—	—	—	—	1,907	1,907	—	1,907
Issuance of restricted stock	10,020	—	—	—	—	—	—	—
Forfeiture of restricted stock	(1,850)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(5,533)	—	(679)	—	—	(679)	—	(679)
Conversion of senior notes to common stock	2,187,063	—	172,832	—	—	172,832	—	172,832
Common stock dividends	—	—	—	(8,924)	—	(8,924)	—	(8,924)
Stock-based compensation	—	—	4,264	—	—	4,264	1,403	5,667
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	2,022	2,022
Balance as of June 30, 2025	12,956,884	$—	$298,706	$458,713	$1,158	$758,577	$26,107	$784,684

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income after noncontrolling interests	$147,204	$135,844
Net income attributable to noncontrolling interests	20,739	8,665
Net income	167,943	144,509
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,698	5,667
Net accretion of discount on investments in available-for-sale fixed-maturity securities	(498)	(1,389)
Depreciation and amortization	4,285	6,560
Deferred income tax expense (benefit)	2,013	(1,353)
Net realized investment gains	(1,756)	(1,322)
Net unrealized investment losses	955	726
Credit loss expense - reinsurance recoverable	(24)	(49)
Net loss from limited partnership investments	399	658
Debt conversion expense	—	1,125
Gain on sale of real estate investments	(354)	(440)
Foreign currency remeasurement loss	192	47
Other non-cash items	317	71
Changes in operating assets and liabilities:
Income taxes	3,740	16,176
Premiums receivable, net	(20,113)	(15,244)
Prepaid reinsurance premiums	50,127	92,060
Reinsurance recoverable	34,176	120,565
Deferred policy acquisition costs	(8,484)	(10,835)
Funds withheld for assumed business	(92)	3,152
Other assets	(19,842)	(14,587)
Losses and loss adjustment expenses	(17,513)	(149,008)
Unearned premiums	16,007	42,781
Advance premiums	25,138	24,810
Reinsurance payable on paid losses and loss adjustment expenses	—	(2,369)
Ceded reinsurance premiums payable	7,181	19,808
Assumed premiums payable	2,305	(1,801)
Accrued expenses and other liabilities	21,127	26,687
Net cash provided by operating activities	273,927	307,005

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from investing activities:
Investments in limited partnerships	—	(270)
Return of capital from limited partnership investments	897	644
Purchase of property and equipment	(625)	(2,254)
Purchase of real estate investments	(983)	(8,862)
Purchase of available-for-sale fixed-maturity securities	(520,005)	(136,582)
Purchase of equity securities	(27,760)	(23,293)
Proceeds from sales of real estate investments	760	2,013
Proceeds from sales of available-for-sale fixed-maturity securities	3,643	3,359
Proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities	8,512	263,643
Proceeds from sales of equity securities	35,173	21,621
Net cash (used in) provided by investing activities	(500,388)	120,019
Cash flows from financing activities:
Common stock dividends	(10,276)	(8,924)
Proceeds from exercise of stock options	800	—
Payment of other noncontrolling interests issuance costs	(375)	—
Repayment under revolving credit facility, net	—	(4,000)
Subscriber surplus contributions, net	6,824	2,736
Repayment of long-term debt	(442)	(268)
Debt conversion costs paid	—	(1,125)
Payment of net share settlements and other	(11,202)	(687)
Repurchase of common stock	(74,476)	—
Repurchase of noncontrolling interests	(10,043)	—
Payment for deposit accounting assets	(11,330)	—
Net cash used in financing activities	(110,520)	(12,268)
Effect of exchange rate changes on cash	(179)	(45)
Net (decrease) increase in cash and cash equivalents and restricted cash	(337,160)	414,711
Cash and cash equivalents and restricted cash at beginning of period	1,213,874	536,185
Cash and cash equivalents and restricted cash at end of period	$876,714	$950,896

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$52,662	$37,952
Interest paid	1,864	3,697
Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale fixed-maturity securities, net of income taxes	(11,006)	1,907
Conversion of 4.75% Convertible Senior Notes	—	172,500
Receivable from sale of equity securities	121	—
Payable on purchase of equity securities	115	184
Payable on purchase of available-for-sale fixed-maturity securities	—	127
Payable related to repurchase of common stock	745
Payable related to repurchase of noncontrolling interests	100	—

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 1 -- Nature of Operations

HCI Group, Inc., together with its subsidiaries (“HCI” or the “Company”), is primarily engaged in the property and casualty insurance business through two insurance companies, Homeowners Choice Property & Casualty Insurance Company, Inc. (“HCPCI”) and TypTap Insurance Company (“TTIC”). The Company provides various homeowners’ property and casualty insurance products for properties located in Florida, which is the Company's primary market, as well as in other states in the northeast and southeast regions of the United States (“U.S.”). A third insurance subsidiary, perRisk Insurance Company (“perRisk”), is domiciled in the State of Arizona and has not yet commenced its surplus lines insurance business. The Company's insurance operations are supported by other insurance-related subsidiaries within the consolidated group.

Exzeo Group, Inc. (“Exzeo”), a publicly traded majority-owned subsidiary, provides turn-key insurance technology and operations solutions based on a proprietary platform of purpose-built software and data analytics applications specifically designed for the property and casualty insurance ecosystem. The Company utilizes Exzeo's internally developed software technologies to identify profitable underwriting opportunities, drive efficiency in claim processing and settlements, and streamline operations across our insurance operations and other insurance-related businesses.

The Company also provides attorney-in-fact (“AIF”) services for Condo Owners Reciprocal Exchange (“CORE”) and Tailrow Insurance Exchange (“Tailrow”), both of which are reciprocal insurance exchanges owned by their policyholders. Although the Company does not have any equity interest in CORE and Tailrow, the Company is required to consolidate them as their primary beneficiary. In addition, the Company's commercial real estate subsidiary is primarily engaged in developing and operating commercial properties for investment purposes or internal use.

HCI Group, Inc. was incorporated in the State of Florida in 2006 and its common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “HCI.” Exzeo completed its initial public offering in November of 2025 and is currently listed on the NYSE under the symbol “XZO.” As of June 30, 2026, HCI Group, Inc. owned approximately 83.1% of Exzeo’s outstanding shares of common stock, inclusive of its unvested restricted stock.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2026 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2026. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K, which was filed with the SEC on February 26, 2026 (the “2025 Annual

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Report”). Unless otherwise noted, the Company’s accounting policies do not differ from those disclosed in the 2025 Annual Report.

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

Note 4 -- Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$872,336	$1,210,126
Restricted cash	4,378	3,748
Cash and cash equivalents and restricted cash	$876,714	$1,213,874

The majority of the Company’s cash and cash equivalents are held at major financial institutions. Certain account balances exceed the Federal Deposit Insurance Corporation insurance limits of $250 per account. As a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. The Company regularly monitors the financial stability of these financial institutions and believes there is no exposure to any significant credit risk in cash and cash equivalents.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities classified as available-for-sale. As of June 30, 2026 and December 31, 2025, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale fixed-maturity securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gains	Losses	Value
As of June 30, 2026
U.S. Treasury and U.S. government agencies	$835,084	$—	$122	$(10,902)	$824,304
Corporate	242,419	—	52	(1,720)	240,751
Commercial mortgage-backed securities	26,275	—	49	(338)	25,986
Available-for-sale fixed-maturity securities	$1,103,778	$—	$223	$(12,960)	$1,091,041

As of December 31, 2025
U.S. Treasury and U.S. government agencies	$332,284	$—	$1,785	$(717)	$333,352
Corporate	241,843	—	1,463	(384)	242,922
Commercial mortgage-backed securities	21,256	—	74	(275)	21,055
Available-for-sale fixed-maturity securities	$595,383	$—	$3,322	$(1,376)	$597,329

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. As of June 30, 2026 and December 31, 2025, the scheduled contractual maturities of available-for-sale fixed-maturity securities, with securities not due at a single maturity date shown separately, were as follows:

	June 30, 2026		December 31, 2025
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$44,388	$44,366	$10,202	$10,214
Due after one year through five years	531,003	527,011	353,454	354,648
Due after five years through ten years	501,611	493,265	209,970	210,963
Due after ten years	501	413	501	449
Commercial mortgage-backed securities	26,275	25,986	21,256	21,055
Available-for-sale fixed-maturity securities	$1,103,778	$1,091,041	$595,383	$597,329

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

As of June 30, 2026 and December 31, 2025, the fair value of available-for-sale fixed-maturity securities on deposit with various regulatory authorities was $1,137 and $1,807, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Proceeds	$1,765	$749	$3,643	$3,359
Gross realized gains	$6	$14	$55	$38
Gross realized losses	$(8)	$—	$(8)	$(4)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

As of June 30, 2026 and December 31, 2025, available-for-sale fixed-maturity securities with gross unrealized loss positions by investment category and length of time the individual securities have been in a continuous loss position were as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2026	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$(10,736)	$709,989	$(166)	$2,915	$(10,902)	$712,904
Corporate	(1,532)	210,056	(188)	1,394	(1,720)	211,450
Commercial mortgage-backed securities	(338)	15,666	—	—	(338)	15,666
Total	$(12,606)	$935,711	$(354)	$4,309	$(12,960)	$940,020

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2025	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$(553)	$208,273	$(164)	$2,918	$(717)	$211,191
Corporate	(289)	28,303	(95)	1,187	(384)	29,490
Commercial mortgage-backed securities	(275)	16,749	—	—	(275)	16,749
Total	$(1,117)	$253,325	$(259)	$4,105	$(1,376)	$257,430

As of June 30, 2026 and December 31, 2025, there were 70 and 47 available-for-sale fixed-maturity securities in an unrealized loss position, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Allowance for Credit Losses of Available-for-Sale Fixed-Maturity Securities

The Company regularly reviews its individual available-for-sale fixed-maturity securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including:

•
the financial condition and near-term prospects of the issuer, including any specific events affecting its operations or earnings;
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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three and six months ended June 30, 2026 and 2025.

Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. As of June 30, 2026 and December 31, 2025, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
June 30, 2026	$55,700	$5,693	$(2,355)	$59,038
December 31, 2025	$61,597	$6,204	$(1,911)	$65,890

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net gains recognized	$1,967	$1,321	$754	$562
Exclude: Net realized gains recognized for securities sold	1,224	141	1,709	1,288
Net unrealized investment gains (losses)	$743	$1,180	$(955)	$(726)

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received and the gross realized gains and losses from sales of equity securities for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Proceeds	$20,099	$12,079	$35,173	$21,621
Gross realized gains	$1,619	$508	$2,375	$1,839
Gross realized losses	$(395)	$(367)	$(666)	$(551)

Limited Partnership Investments

The Company has interests in limited partnerships that are not registered or readily tradeable on a securities exchange. These partnerships are private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.

The following table summarizes limited partnership investments:

	June 30, 2026			December 31, 2025
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$1,668	$—	12.22	$1,877	$—	12.31
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	573	—	1.30	587	—	1.27
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	2,854	—	0.18	2,769	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,198	—	0.53	1,333	—	0.53
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	5,531	1,706	1.32	6,182	2,042	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	4,570	2,085	0.53	4,942	1,610	0.54
Limited partnership investments	$16,394	$3,791		$17,690	$3,652

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

As of June 30, 2026 and December 31, 2025, the Company’s net cumulative contributed capital to the limited partnership investments totaled $17,800 and $18,697, respectively, and the Company’s maximum exposure to loss aggregated $16,394 and $17,690, respectively.

Real Estate Investments

The following table summarizes real estate investments:

	June 30,	December 31,
	2026	2025
Land	$49,630	$50,052
Land improvements	14,401	14,760
Buildings and building improvements	43,792	44,019
Tenant and leasehold improvements	2,149	2,265
Construction in progress	822	89
Other	1,913	2,001
Total, at cost	112,707	113,186
Less: accumulated depreciation	(10,038)	(9,440)
Real estate investments	$102,669	$103,746

Depreciation expense related to real estate investments was $677 and $473 for the three months ended June 30, 2026 and 2025, respectively, and $1,406 and $812 for the six months ended June 30, 2026 and 2025, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Net Investment Income

The following table summarizes net investment income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Available-for-sale fixed-maturity securities	$10,221	$6,841	$18,091	$14,355
Equity securities	751	660	1,404	1,147
Investment expense	(206)	(154)	(409)	(339)
Limited partnership investments	(75)	(32)	(399)	(658)
Real estate investments	73	455	528	773
Cash and cash equivalents	7,995	8,675	16,716	14,918
Other	131	—	260	—
Net investment income	$18,890	$16,445	$36,191	$30,196

Note 6 -- Fair Value Measurements

The Company records and discloses certain financial assets and liabilities at their estimated fair values. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Available-for-Sale Fixed-Maturity and Equity Securities

Estimated fair values of the Company’s available-for-sale fixed-maturity and equity securities are determined in accordance with U.S. GAAP, using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally determined using quoted prices in active markets for identical securities or other directly or indirectly observable inputs, including quoted prices for similar securities. In those instances where observable inputs are not available, fair values are determined using unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

The estimated fair values for securities are determined by management, utilizing prices obtained from an independent pricing service and information provided by brokers, which are level 1 or level 2 inputs depending on the asset class. Management reviews the assumptions and methods utilized by the pricing service and then compares the relevant data and pricing to other market data. The Company gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies, and compliance with accounting standards for fair value determination through ongoing monitoring of the reported fair values.

Other Investments

The following table summarizes other investments held by the Company and the method used in estimating the fair value:

	Maturity Date	Valuation Methodology
10.50% Surplus Note	2030	Discounted cash flow method/Level 3 inputs

Revolving Credit Facility

The Company has an amount outstanding under a revolving credit facility. The interest rate is variable and is periodically adjusted based on the Secured Overnight Financing Rate (“SOFR”) plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio. As a result, the carrying value approximates fair value.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2026
Cash and cash equivalents	$872,336	$—	$—	$872,336
Restricted cash	$4,378	$—	$—	$4,378
Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$804,798	$19,506	$—	$824,304
Corporate	—	240,751	—	240,751
Commercial mortgage-backed securities	—	25,986	—	25,986
Available-for-sale fixed-maturity securities	$804,798	$286,243	$—	$1,091,041
Equity securities	$57,703	$1,335	$—	$59,038

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2025
Cash and cash equivalents	$1,210,126	$—	$—	$1,210,126
Restricted cash	$3,748	$—	$—	$3,748
Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$313,420	$19,932	$—	$333,352
Corporate	—	242,922	—	242,922
Commercial mortgage-backed securities	—	21,055	—	21,055
Available-for-sale fixed-maturity securities	$313,420	$283,909	$—	$597,329
Equity securities	$64,545	$1,345	$—	$65,890

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities carried on the consolidated balance sheets at amounts other than fair value as of June 30, 2026 and December 31, 2025:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of June 30, 2026
Other investments	$5,000	$—	$—	$5,201	$5,201

Revolving credit facility	$36,000	$—	$36,000	$—	$36,000
Long-term debt:
4.55% Promissory Note	$3,931	$—	$—	$3,682	$3,682
5.50% Promissory Note	11,142	—	—	10,995	10,995
5.65% Promissory Note	16,392	—	—	16,164	16,164
Long-term debt	$31,465	$—	$—	$30,841	$30,841

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2025
Other investments	$5,000	$—	$—	$5,223	$5,223

Revolving credit facility	$36,000	$—	$36,000	$—	$36,000
Long-term debt:
4.55% Promissory Note	$4,080	$—	$—	$3,863	$3,863
5.50% Promissory Note	11,262	—	—	11,313	11,313
5.65% Promissory Note	16,535	—	—	16,615	16,615
Long-term debt	$31,877	$—	$—	$31,791	$31,791

Note 7 -- Intangible Assets, Net

The following table summarizes intangible assets, net:

	June 30,	December 31,
	2026	2025
In-place leases	$2,221	$2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (a)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(10,711)	(9,952)
Intangible assets, net	$1,924	$2,683

(a)
Fully amortized.

Amortization expense for intangible assets was $310 and $638 for the three months ended June 30, 2026 and 2025, respectively, and $759 and $1,279 for the six months ended June 30, 2026 and 2025, respectively.

Note 8 -- Revolving Credit Facility

As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance of $36,000 under a senior secured revolving credit facility with Fifth Third Bank (“Revolving Credit Facility”). The Revolving Credit Facility, as amended on November 5, 2025, currently provides borrowing capacity of up to $150,000 and expires on November 5, 2030. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the one or three month SOFR plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio, with interest payments due in arrears on January 1, April 1, July 1, and October 1. In addition, the Company is subject to an unused commitment fee.

Interest expense for the Revolving Credit Facility was $631 and $644 for the three months ended June 30, 2026 and 2025, respectively, and $1,098 and $1,313 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company was in compliance with all required covenants and had an available borrowing capacity of $114,000.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 9 -- Long-Term Debt

The following table summarizes long-term debt:

			Interest	Payment	June 30,	December 31,
Debt Description	Issued	Maturity	Rate	Date	2026	2025
4.55% Promissory Note	7/6/2018	8/1/2036	4.55%	Monthly	$3,973	$4,125
5.50% Promissory Note	6/26/2023	7/1/2033	5.50%	Monthly	11,292	11,422
5.65% Promissory Note	7/24/2025	8/1/2035	5.65%	Monthly	16,736	16,896
Total principal amount					32,001	32,443
Less: unamortized issuance costs					(536)	(566)
Long-term debt					$31,465	$31,877

There were no significant changes in the Company’s long-term debt during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company converted $172,500 in aggregate principal of its 4.75% convertible senior notes into consideration of 2,187,063 shares of the Company’s common stock and $1,133 in cash. The cash consideration included an inducement payment of $1,125 and $8 paid in lieu of fractional shares. The Company recognized an expense related to the inducement payment of $1,125 in other operating expenses on the consolidated statements of income and as financing cash flows on the consolidated statements of cash flows.

Interest expense for long-term debt was $453 and $3,100 for the three months ended June 30, 2026 and 2025, respectively, and $909 and $5,815 for the six months ended June 30, 2026 and 2025, respectively.

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

Reinsurance contracts that do not transfer insurance risk are accounted for using the deposit method. Under the deposit method, amounts paid, less any retained fees, are recorded as deposits within other assets in the consolidated balance sheets and within financing activities in the consolidated statements of cash flows.

The Company remains liable for claims payments in the event any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Premiums Written:
Direct	$383,351	$357,336	$665,355	$625,792
Assumed	(1,006)	(791)	(2,318)	19,999
Gross written	382,345	356,545	663,037	645,791
Ceded	(101,812)	(102,522)	(205,867)	(202,157)
Net premiums written	$280,533	$254,023	$457,170	$443,634
Premiums Earned:
Direct	$294,540	$270,232	$580,449	$519,634
Assumed	26,284	32,396	66,581	83,377
Gross earned	320,824	302,628	647,030	603,011
Ceded	(101,812)	(102,522)	(205,867)	(202,157)
Net premiums earned	$219,012	$200,106	$441,163	$400,854

As of June 30, 2026 and December 31, 2025, net amounts recoverable from reinsurers were $255,744 and $289,896, respectively. There were no ceded losses from catastrophic events or significant adjustment to ceded losses from prior periods during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company derecognized ceded losses of $61,200 related to a favorable change in estimated losses from Hurricane Milton.

As of June 30, 2026 and December 31, 2025, there were over 40 reinsurers participating in the Company’s reinsurance program. As of June 30, 2026, approximately 75.5% of the reinsurance recoverable balance was receivable from six reinsurers, one of which was the Florida Hurricane Catastrophe Fund. The allowance for credit losses related to reinsurance recoverable was not material to the consolidated balance sheets or consolidated statements of income for the periods presented.

Under contracts in effect prior to June 1, 2025, reinsurance costs could be adjusted by retrospective provisions under reinsurance contracts. There were no adjustments to premiums ceded related to retrospective provisions for the three and six months ended June 30, 2026 and 2025.

Reinsurance provided to other insurance companies

United Property & Casualty Insurance Company

The Company formerly provided quota share reinsurance to United Property & Casualty Insurance Company (“United”) on its policies in the northeast and southeast regions of the U.S. United was placed into receivership by the State of Florida due to its financial insolvency. As a result, the Company ceased providing quota share reinsurance on United policies, together with other administrative services, in March 2023. The liabilities and obligations under this quota-share reinsurance agreement were not material as of June 30, 2026 and December 31, 2025. Additionally, the balance of funds withheld for assumed business, which represent net amounts owed to

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

the Company related to the Company’s quota share reinsurance agreements with United, were not material as of June 30, 2026 and December 31, 2025.

Citizens Property Insurance Corporation

The Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens.

The table below shows the number of policies (in actuals) and annualized gross premiums assumed from Citizens during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Policies Assumed	—	—	—	13,917
Annualized Gross Premiums	$—	$—	$—	$35,820

Note 11 -- Losses and Loss Adjustment Expenses

The Company accrues for losses and loss adjustment expenses (“LAE”) in the period in which the underlying loss event occurred. LAE are costs associated with the investigation, evaluation, adjustment, and settlement of insurance claims and can be either allocated, costs directly attributable to a specific claim, or unallocated, costs that cannot be directly attributed to a specific claim. Reserves for losses and LAE are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such reserves are determined based on the assessment of claims reported and the development of pending claims. These reserves are based on individual case estimates for reported losses and LAE and estimates of amounts incurred but not reported.

The estimates of unpaid losses and LAE are subject to trends in claim severity and frequency and are continually reviewed. As part of the process, the Company reviews historical data and considers various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation, and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and LAE. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Losses and LAE ceded to or recovered from reinsurers are recorded as a reduction to losses and LAE on the consolidated statements of income. Accordingly, losses and LAE in the consolidated statements of income are net of reinsurance.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net balance, beginning of period (a)	$319,992	$316,561	$314,357	$323,335
Incurred, net of reinsurance, related to:
Current period	71,076	64,457	136,676	123,748
Prior periods	—	—	—	—
Total incurred, net of reinsurance	71,076	64,457	136,676	123,748
Paid, net of reinsurance, related to:
Current period	(34,880)	(23,057)	(53,308)	(36,152)
Prior periods	(26,410)	(36,404)	(67,947)	(89,374)
Total paid, net of reinsurance	(61,290)	(59,461)	(121,255)	(125,526)
Net balance, end of period	329,778	321,557	329,778	321,557
Add: reinsurance recoverable before allowance for credit losses	229,204	375,335	229,204	375,335
Gross balance, end of period	$558,982	$696,892	$558,982	$696,892

(a)
Net balance represents beginning-of-period liability for unpaid losses and LAE less beginning-of-period reinsurance recoverable for unpaid losses and LAE.

Incurred losses and LAE increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to a higher volume of policies in force. There were no losses from catastrophic events during the three and six months ended June 30, 2026 and 2025.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Both CORE and Tailrow each received initial funding through the issuance of a subordinated surplus note to the Company as neither had any subscribers nor sufficient surplus to fund their insurance operations at the time of formation. In addition, CORE and Tailrow each entered into an AIF agreement with Core Risk Managers, LLC (“CRM”) and Tailrow Risk Managers, LLC (“TRM”), respectively. Both CRM and TRM are wholly-owned subsidiaries of HCI Group, Inc. The AIF agreements, which were approved by the Florida Office of Insurance Regulation (“FLOIR”), can be terminated at any time by mutual agreement of both parties or with cause, if the FLOIR or a court of competent jurisdiction determines a material breach of the agreement has occurred. Under the AIF agreements, CRM and TRM have the power of attorney to directly or indirectly conduct the daily operations of CORE and Tailrow, respectively, by underwriting insurance policies, collecting premiums, investing funds, and processing claims. As such, subscribers do not possess the power to directly manage the operations of CORE and Tailrow. The AIF agreements also permit CRM and TRM to contract with service providers, including other HCI Group, Inc. subsidiaries, to perform certain functions.

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

As of June 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss relating to CORE was $25,000. CORE’s assets are legally restricted for the purpose of fulfilling obligations specific to CORE and its creditors have no legal right to pursue additional sources of payment from the Company.

Tailrow

Tailrow was formed and issued a $25,000 subordinated surplus note with an annual interest rate of 9% during 2024. Tailrow commenced business operations during 2025.

As of June 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss relating to Tailrow was $25,000. Tailrow’s assets are legally restricted for the purpose of fulfilling obligations specific to Tailrow and its creditors have no legal right to pursue additional sources of payment from the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the assets and liabilities related to the Company’s variable interests in consolidated VIEs which are included in the accompanying consolidated balance sheets:

	June 30,	December 31,
	2026	2025
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $33,637 and $0, respectively, and allowance for credit losses: $0 and $0, respectively)	$33,621	$—
Total investments	33,621	—
Cash and cash equivalents	158,345	154,156
Restricted cash	642	636
Income taxes receivable	1,277	1,332
Deferred income tax assets, net	1,088	2,237
Premiums receivable, net (allowance: $1,558 and $1,406, respectively)	8,414	4,549
Prepaid reinsurance premium	—	2,499
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	748	26
Unpaid losses and loss adjustment expenses (allowance: $0 and $1, respectively)	852	1,573
Deferred policy acquisition costs	7,493	4,464
Other assets	1,445	539
Total assets	$247,546	$172,011
Liabilities
Losses and loss adjustment expenses	$30,825	$24,810
Unearned premiums	71,998	73,086
Advance premiums	5,613	1,817
Ceded reinsurance premiums payable	5,173	933
Assumed premiums payable	1,841	837
Income taxes payable	1,211	2,857
Deferred income tax liabilities, net	—	127
Accrued expenses and other liabilities	3,809	2,162
Total liabilities	$120,470	$106,629

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 13 -- Segment Information

The Company has five reportable segments: Insurance Operations, Exzeo, Reciprocal Exchange Operations, Real Estate, and Corporate and Other. Due to their economic characteristics, the Company’s property and casualty insurance and reinsurance operations, excluding the insurance operations under Reciprocal Exchange Operations, are grouped together into one reportable segment under Insurance Operations. The Exzeo segment represents Exzeo’s operations related to insurance technology and operations solutions for property and casualty insurance carriers. The Reciprocal Exchange Operations segment represents the insurance operations of consolidated reciprocal insurance exchanges owned by their policyholders. The Real Estate segment represents the operations of the Company’s commercial real estate group primarily engaged in developing and operating commercial properties for investment purposes or internal use. The Corporate and Other segment represents the activities of the holding companies and any other operations that do not meet the quantitative and qualitative thresholds for a reportable segment.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following tables present segment information reconciled to the Company’s consolidated statements of income for the periods presented:

For Three Months Ended June 30, 2026	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$287,180	$—	$35,618	$—	$—	$(1,974)	$320,824
Premiums ceded	(92,104)	—	(11,682)	—	—	1,974	(101,812)
Net premiums earned	195,076	—	23,936	—	—	—	219,012
Net income from investment portfolio	15,792	2,963	1,534	—	1,614	(1,048)	20,855
Policy fee income	1,487	—	—	—	300	(136)	1,651
Other	4,344	57,787	(110)	4,567	5,630	(67,083)	5,135
Total revenue	216,699	60,750	25,360	4,567	7,544	(68,267)	246,653
Expenses
Losses and loss adjustment expenses	84,697	—	9,308	—	—	(22,929)	71,076
Amortization of deferred policy acquisition costs	27,780	—	2,664	—	—	—	30,444
Other policy acquisition expenses	15,557	10,039	4,517	—	3,228	(31,439)	1,902
Stock-based compensation expense	666	760	—	—	1,913	—	3,339
Interest expense	—	—	1,122	453	631	(1,122)	1,084
Depreciation and amortization	283	736	—	848	147	(708)	1,306
Personnel and other operating expenses	12,091	17,789	232	3,177	5,308	(12,068)	26,529
Total expenses	141,074	29,324	17,843	4,478	11,227	(68,266)	135,680
Income (loss) before income taxes (d)	$75,625	$31,426	$7,517	$89	$(3,683)	$(1)	$110,973
Total revenue from non-affiliates (e)	$211,919	$6,533	$27,334	$3,703	$1,089
Gross premiums written	$338,686	$—	$43,659

(a)
Other revenue under Real Estate primarily consisted of rental income from investment properties.
(b)
Other revenue under Corporate and Other primarily consisted of management fees for AIF services.
(c)
Gross premiums earned under Insurance Operations included $1,974 earned from Reciprocal Exchange Operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

For Three Months Ended June 30, 2025	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$282,269	$—	$21,639	$—	$—	$(1,280)	$302,628
Premiums ceded	(95,017)	—	(8,785)	—	—	1,280	(102,522)
Net premiums earned	187,252	—	12,854	—	—	—	200,106
Net income from investment portfolio	14,583	763	974	—	2,129	(669)	17,780
Policy fee income	302	—	—	—	5	1,160	1,467
Other	3,602	56,091	4	3,493	2,548	(63,171)	2,567
Total revenue	205,739	56,854	13,832	3,493	4,682	(62,680)	221,920
Expenses
Losses and loss adjustment expenses	82,365	—	4,842	—	—	(22,750)	64,457
Amortization of deferred policy acquisition costs	27,027	—	1,415	—	—	—	28,442
Other policy acquisition expenses	15,268	10,074	2,836	—	1,339	(27,408)	2,109
Stock-based compensation expense	325	706	—	—	1,664	—	2,695
Interest expense	—	—	1,124	215	3,529	(1,124)	3,744
Depreciation and amortization	611	731	—	640	194	(505)	1,671
Personnel and other operating expenses	12,071	16,454	808	2,064	5,443	(12,430)	24,410
Total expenses	137,667	27,965	11,025	2,919	12,169	(64,217)	127,528
Income (loss) before income taxes (d)	$68,072	$28,889	$2,807	$574	$(7,487)	$1,537	$94,392
Total revenue from non-affiliates (e)	$201,670	$2,513	$15,112	$2,629	$1,327
Gross premiums written	$337,502	$—	$19,043

(a)
Other revenue under Real Estate primarily consisted of rental income from investment properties.
(b)
Other revenue under Corporate and Other primarily consisted of management fees for AIF services.
(c)
Gross premiums earned under Insurance Operations included $1,280 earned from Reciprocal Exchange Operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

For Six Months Ended June 30, 2026	Insurance Operations	Exzeo Group	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$578,331	$—	$72,075	$—	$—	$(3,376)	$647,030
Premiums ceded	(188,624)	—	(20,619)	—	—	3,376	(205,867)
Net premiums earned	389,707	—	51,456	—	—	—	441,163
Net income from investment portfolio	27,727	5,475	2,801	—	2,692	(1,703)	36,992
Policy fee income	2,952	—	—	—	695	(420)	3,227
Other	8,183	113,320	(378)	8,763	10,814	(132,549)	8,153
Total revenue	428,569	118,795	53,879	8,763	14,201	(134,672)	489,535
Expenses
Losses and loss adjustment expenses	158,259	—	18,236	—	—	(39,819)	136,676
Amortization of deferred policy acquisition costs	55,619	—	4,714	—	—	—	60,333
Other policy acquisition expenses	34,481	22,212	9,161	—	6,074	(68,145)	3,783
Stock-based compensation expense	1,346	1,499	—	—	3,853	—	6,698
Interest expense	—	—	2,232	909	1,098	(2,232)	2,007
Depreciation and amortization	704	1,466	—	1,705	310	(1,430)	2,755
Personnel and other operating expenses	22,896	34,605	544	5,692	10,248	(23,059)	50,926
Total expenses	273,305	59,782	34,887	8,306	21,583	(134,685)	263,178
Income (loss) before income taxes (d)	$155,264	$59,013	$18,992	$457	$(7,382)	$13	$226,357
Total revenue from non-affiliates (e)	$419,339	$11,257	$57,255	$7,034	$1,621
Gross premiums written	$592,050	$—	$70,987

(a)
Other revenue under Real Estate primarily consisted of rental income from investment properties.
(b)
Other revenue under Corporate and Other primarily consisted of management fees for AIF services.
(c)
Gross premiums earned under Insurance Operations included $3,376 earned from Reciprocal Exchange Operations.
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
(b)
Other revenue under Corporate and Other primarily consisted of management fees for AIF services.
(c)
Gross premiums earned under Insurance Operations included $2,479 earned from Reciprocal Exchange Operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table presents gross premium earned by geographic location:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Florida	$291,943	$272,473	$589,042	$543,278
Non-Florida	28,881	30,155	57,988	59,733
Gross premiums earned	$320,824	$302,628	$647,030	$603,011

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	June 30,	December 31,
	2026	2025
Segments
Insurance Operations	$2,050,786	$1,895,081
Exzeo	385,783	347,734
Reciprocal Exchange Operations	224,134	184,453
Real Estate	137,465	130,971
Corporate and Other	122,020	120,686
Consolidation and Elimination	(271,729)	(149,997)
Total assets	$2,648,459	$2,528,928

As of June 30, 2026 and December 31, 2025, substantially all of the Company’s assets were located in Florida.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Income Taxes

There were no significant changes in the Company’s valuation allowance on deferred income tax assets during the three and six months ended June 30, 2026.

During the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $28,073 and $24,113, respectively, resulting in effective tax rates of 25.3% and 25.5%, respectively. Each rate represented the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

During the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $58,414 and $50,222, respectively, resulting in an effective tax rate of 25.8% for each period. Each rate represented the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

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

Diluted earnings per share gives effect to all securities having a dilutive effect on income attributable to common stockholders, weighted-average shares of common stock outstanding, or both. The effect from dilutive securities included, but was not limited to: (i) incremental shares of common stock calculated using the if-converted method for convertible debt instruments; (ii) incremental shares of common stock calculated using the treasury stock method for warrants and share-based compensation awards; (iii) adjustments to a majority-owned subsidiary's earnings per share due to its dilutive securities; and (iv) the corresponding impact to income attributable to common stockholders associated with the preceding considerations. Net losses are not allocated to participating securities as the participating securities do not have a contractual obligation to share in losses.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The computations of basic and diluted earnings per share for the periods presented were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$82,900			$70,279
Less: Net income attributable to noncontrolling interests	(9,103)			(4,119)
Net income after noncontrolling interests	73,797			66,160
Less: Income attributable to participating securities	(2,925)			(2,616)
Basic Earnings Per Share:
Income attributable to common stockholders	70,872	12,269	$5.78	63,544	11,400	$5.57
Effect of Dilutive Securities:
Stock options	—	382		—	392
Convertible senior notes	—	—		3,170	1,084
Warrants	—	7		—	7
Net impact from reallocation of undistributed earnings to participating securities	65	—		—	—
Diluted Earnings Per Share:
Income attributable to common stockholders	$70,937	12,658	$5.60	$66,714	12,883	$5.18
(a)
Shares in thousands.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$167,943			$144,509
Less: Net income attributable to noncontrolling interests	(20,739)			(8,665)
Net income after noncontrolling interests	147,204			135,844
Less: Income attributable to participating securities	(6,186)			(5,691)
Basic Earnings Per Share:
Income attributable to common stockholders	141,018	12,379	$11.39	130,153	10,846	$12.00
Effect of Dilutive Securities:
Stock options	—	390		—	373
Convertible senior notes	—	—		5,500	1,611
Warrants	—	7		—	7
Net impact from reallocation of undistributed earnings to participating securities	143	—		—	—
Diluted Earnings Per Share:
Income attributable to common stockholders	$141,161	12,776	$11.05	$135,653	12,837	$10.57
(a)
Shares in thousands.

For the periods presented, all dilutive securities for Exzeo were excluded from Exzeo's diluted earnings per share computation because their (i) effect would be anti-dilutive, (ii) exercise prices were out-of-the-money, or (iii) contingent exercise conditions were unsatisfied.

Note 16 -- Redeemable Noncontrolling Interests

Subscriber Surplus Contributions

Subscriber surplus contributions in redeemable noncontrolling interests represent a refundable portion of the surplus contributions received from policyholders of CORE and Tailrow. The surplus contributions are reclassified to noncontrolling interests once they are no longer refundable.

The following table summarizes the activity of subscriber surplus contributions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$4,211	$1,637	$3,359	$1,691
Cash contributions	4,215	1,937	6,997	2,770
Return of contributions	(74)	(31)	(173)	(34)
Reclassification of nonrefundable subscriber surplus contributions	(2,423)	(1,138)	(4,254)	(2,022)
Ending balance	$5,929	$2,405	$5,929	$2,405

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Equity

Stockholders’ Equity

Common Stock

Each share of common stock entitles the stockholder to one vote.

Share Repurchase Program

In March 2026, the Company’s Board of Directors authorized a program to repurchase up to $80,000, excluding commissions and other costs, of shares of the Company’s common stock through February 27, 2027 (the “Share Repurchase Program”). The Share Repurchase Program permits the Company to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The Share Repurchase Program does not obligate the Company to repurchase a specific number of shares of common stock, and may be canceled or suspended at any time without notice.

During the three and six months ended June 30, 2026, the Company repurchased 363,538 and 473,609 shares of common stock for $56,968 and $74,466, respectively, excluding commissions and other costs, under the Share Repurchase Program. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. The excess of the purchase price over the par value per share was recorded as a reduction of additional paid-in capital. Commissions and other costs on repurchases of common stock were not material for the three and six months ended June 30, 2026.

As of June 30, 2026, the Company may repurchase up to $5,534, excluding commissions and other costs, of shares of its common stock under the Share Repurchase Program.

Dividends

Stockholders are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose. Unvested restricted stock awards have the right to share in dividends, if declared, equally with common stockholders on a nonforfeitable basis.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table represents the frequency and amount of all cash dividends declared on common stock for the periods presented:

Declaration Date	Date of Record	Payment Date	Per Share Amount
Six Months Ended June 30, 2026
4/22/2026	5/15/2026	6/18/2026	$0.40
1/14/2026	2/20/2026	3/20/2026	$0.40
		Total	$0.80

Six Months Ended June 30, 2025
4/23/2025	5/16/2025	6/20/2025	$0.40
1/14/2025	2/21/2025	3/21/2025	$0.40
		Total	$0.80

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had 20,000,000 preferred shares authorized, with no shares issued and outstanding.

Warrants

As of June 30, 2026 and December 31, 2025, there were 11,250 warrants outstanding at an exercise price of $54.40 with an expiration date of December 31, 2028.

At-The-Market Facility

On January 22, 2024, the Company implemented an “at-the-market” facility (the “ATM Facility”) which gives the Company the ability to raise up to $75,000 through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). The Company has no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of June 30, 2026 the remaining availability under the ATM Facility was $75,000.

Noncontrolling Interests

Exzeo

As of June 30, 2026, HCI Group, Inc. owned 75,000,000 of the 90,200,252 shares of Exzeo’s outstanding common stock. Of the shares not owned by HCI Group, Inc., 2,541,953 represent unvested restricted stock awards granted to Exzeo's employees.

Other adjustments to noncontrolling interests in the consolidated statements of equity primarily relates to (i) the net settlement of Exzeo common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted stock awards issued under Exzeo’s stock-based compensation plan and (ii) the change in ownership of Exzeo as a result of the vesting of restricted stock awards issued under Exzeo’s stock-based compensation plan.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Exzeo Share Repurchase Program

In May 2026, Exzeo’s Board of Directors authorized a program to repurchase up to $12,000, excluding commissions and other costs, of shares of Exzeo’s common stock (the “Exzeo Share Repurchase Program”). The Exzeo Share Repurchase Program permits Exzeo to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The Exzeo Share Repurchase Program does not obligate Exzeo to repurchase a specific number of shares of common stock, and may be canceled or suspended at any time without notice.

During the three and six months ended June 30, 2026, Exzeo repurchased 726,828 shares of its common stock for $10,029, excluding commissions and other costs, under the Exzeo Share Repurchase Program. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding of Exzeo. Commissions and other costs on repurchases of noncontrolling interests were not material during the three and six months ended June 30, 2026.

As of June 30, 2026, Exzeo may repurchase up to $1,971, excluding commissions and other costs, of shares of its common stock under the Exzeo Share Repurchase Program.

Subscriber Surplus Contributions

Subscriber surplus contributions in noncontrolling interests represent the nonrefundable portion of the surplus contributions received from policyholders of CORE and Tailrow. The surplus contributions are reclassified from redeemable noncontrolling interest once they are no longer refundable. As CORE and Tailrow are owned by their underlying policyholders, their net assets are included in noncontrolling interests.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) relates to the unrealized gains or losses on available-for-sale fixed-maturity securities carried at fair value, net of income taxes. Accumulated other comprehensive income (loss) is reclassified to either net investment income or net realized investment gains (losses) in the consolidated statements of income as underlying transactions are recognized in earnings. Other comprehensive income (loss) represents the net change in accumulated other comprehensive income (loss).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity with respect to accumulated other comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025:

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive (Loss)
Balance as of March 31, 2026	$(6,127)	$(1,534)	$(4,593)	$(55)	$(4,538)
Net unrealized losses	(6,596)	(1,652)	(4,944)	(110)	(4,834)
Reclassification to net investment income	(16)	(4)	(12)	—	(12)
Reclassification to net realized investment gains	2	—	2	—	2
Balance as of June 30, 2026	$(12,737)	$(3,190)	$(9,547)	$(165)	$(9,382)

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive Income
Balance as of March 31, 2025	$1,790	$448	$1,342	$—	$1,342
Net unrealized losses	(232)	(58)	(174)	—	(174)
Reclassification to net realized investment gains	(14)	(4)	(10)	—	(10)
Balance as of June 30, 2025	$1,544	$386	$1,158	$—	$1,158

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$1,946	$487	$1,459	$—	$1,459
Net unrealized losses	(14,794)	(3,705)	(11,089)	(165)	(10,924)
Reclassification to net investment income	158	40	118	—	118
Reclassification to net realized investment gains	(47)	(12)	(35)	—	(35)
Balance as of June 30, 2026	$(12,737)	$(3,190)	$(9,547)	$(165)	$(9,382)

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(999)	$(250)	$(749)	$—	$(749)
Net unrealized gains	2,577	645	1,932	—	1,932
Reclassification to net realized investment gains	(34)	(9)	(25)	—	(25)
Balance as of June 30, 2025	$1,544	$386	$1,158	$—	$1,158

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 18 -- Stock-Based Compensation

The Company grants stock-based awards to participants under HCI Group, Inc.’s 2012 Omnibus Incentive Plan (“HCI Plan”) and Exzeo Group, Inc.’s 2025 Omnibus Incentive Plan (“Exzeo Plan”). Stock-based compensation expense is included in general and administrative personnel expenses in the consolidated statements of income and consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock awards	$2,584	$1,994	$5,207	$4,264
Exzeo stock options	—	347	—	689
Exzeo restricted stock awards	755	354	1,491	714
Stock-based compensation expense	$3,339	$2,695	$6,698	$5,667

Stock-based compensation awards are classified as equity and awards related to the Exzeo Plan are included as a component of noncontrolling interests.

HCI Plan

As of June 30, 2026, there were 641,937 shares available for issuance under the HCI Plan.

Stock Options

The following table summarizes the activity related to stock options granted under the HCI Plan during the six months ended June 30, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2025	590,000	$51.54	3.9 years	$82,687
Granted	—	$—
Exercised	(20,000)	$40.00
Forfeited	—	$—
Outstanding as of June 30, 2026	570,000	$51.95	3.5 years	$70,283
Exercisable as of June 30, 2026	570,000	$51.95	3.5 years	$70,283

As of June 30, 2026, there was no unrecognized compensation expense related to stock options under the HCI Plan.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Restricted Stock Awards

The following table summarizes the activity related to restricted stock awards granted under the HCI Plan during the six months ended June 30, 2026:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Unvested as of December 31, 2025	494,635	$73.31
Granted	3,750	$162.12
Vested	(202,255)	$34.23
Forfeited	(1,386)	$131.96
Unvested as of June 30, 2026	294,744	$100.99

In May 2026, there were 193,500 restricted stock awards that vested as a result of meeting the requisite market condition that the price per share exceeded $140 for a period of 30 consecutive trading days in May 2025.

As of June 30, 2026, there were 200,000 unvested restricted stock awards granted under the HCI Plan with market conditions. These awards have not met the requisite market condition of the Company’s share price reaching $200 per share for 30 consecutive trading days.

As of June 30, 2026, there was $16,089 of unrecognized compensation expense related to unvested restricted stock awards granted under the HCI Plan, which is expected to be recognized over a weighted-average period of 2.0 years.

Exzeo Plan

Exzeo maintained its 2021 Omnibus Plan under which shares of Exzeo common stock were authorized for issuance as stock-based compensation awards. On November 4, 2025, Exzeo terminated its 2021 Omnibus Plan and adopted the Exzeo Plan, which authorizes the issuance of up to 10,000,000 shares of Exzeo’s common stock. Awards outstanding under the Exzeo 2021 Omnibus Plan continue to be governed by the terms of that plan and are incremental to, and do not count against, the authorized share pool of the Exzeo Plan. As of June 30, 2026, there were 9,768,170 shares available for issuance under the Exzeo Plan.

Exzeo Stock Options

As of June 30, 2026, there were 6,350,000 Exzeo stock options outstanding with a weighted-average exercise price of $23.00. All of the Exzeo stock options were fully vested, however, 6,000,000 Exzeo stock options were non-exercisable without approval from HCI Group, Inc.’s Board of Directors.

Exzeo Restricted Stock Awards

As of June 30, 2026, there were 2,541,953 unvested Exzeo restricted stock awards outstanding with a weighted-average grant date fair value of $4.82. There was $10,599 of unrecognized compensation expense related to unvested Exzeo restricted stock awards, which is expected to be recognized over a weighted-average period of 3.8 years.

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

Rental Income

The Company as a lessor leases its commercial and retail properties, boat slips, and docks to non-affiliates at various terms. There were no significant changes in the Company’s minimum rental payments to be received under operating leases during the three and six months ended June 30, 2026.

Capital Commitments

As described in Note 5 “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership investments. As of June 30, 2026, there was an aggregate unfunded balance of $3,791.

FIGA Assessments

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit the pass-through assessments to Florida Insurance Guaranty Association (“FIGA”) on a quarterly basis. As of June 30, 2026 and December 31, 2025, the FIGA assessments payable by the Company were $3,415 and $2,034, respectively.

Note 20 -- Related Party Transactions

HCPCI, TTIC, CORE, and Tailrow have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers. The purpose of the RPP contracts is to indemnify HCPCI, TTIC, CORE, and Tailrow for the reinstatement premium which HCPCI, TTIC, CORE, and Tailrow pay or become liable to pay under the reinstatement provisions of the respective excess of loss reinsurance contracts. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participated as a subscribing reinsurer with HCPCI and Tailrow as collective reinsureds for the 2025 - 2026 treaty year. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s Chairman of its Board of Directors and Chief Executive Officer and is an investor in that company. For its participation on the RPP contract, Oxbridge’s net annual premium was $930 and was paid by HCPCI and Tailrow over four installments. Management believes the premium rate was competitive with market rates. A trust account has been established with HCPCI and Tailrow as collective beneficiaries and Oxbridge as

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

grantor. Each of the four premium installments was deposited into the trust account in order to fully collateralize Oxbridge’s obligations under the RPP contract. Trust assets may be withdrawn by HCPCI and Tailrow to indemnify HCPCI and Tailrow for Oxbridge’s obligations under the provisions of the RPP contract. Total net premiums to Oxbridge were $910 for the 2024-2025 treaty year. During the three and six months ended June 30, 2026, the Company paid Oxbridge $408 in fees for transaction services related to the 2026 - 2027 treaty year. Oxbridge did not participate as a subscribing reinsurer for the 2026 - 2027 treaty year.

Note 21 -- Subsequent Events

On July 1, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 18, 2026 to stockholders of record on August 21, 2026.

On July 8, 2026, the Company completed the Exzeo Share Repurchase Program with a total 834,250 shares of Exzeo’s common stock repurchased for $12,000, excluding commissions and other costs.

On July 17, 2026, the Company completed the Share Repurchase Program with a total 504,330 shares of common stock repurchased for $80,000, excluding commissions and other costs.

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

OVERVIEW

HCI Group, Inc., together with its subsidiaries (collectively, “we,” “our,” “us,” the “Company,” or “HCI”), is primarily engaged in the property and casualty insurance business. We provide various homeowners’ property and casualty insurance products for properties located in the Florida, which is our primary market, as well as in other states in the northeast and southeast regions of the U.S. Our insurance operations are supported by other insurance-related subsidiaries within the consolidated group.

Exzeo Group, Inc. (“Exzeo”), a publicly traded majority-owned subsidiary, provides turn-key insurance technology and operations solutions based on a proprietary platform of purpose-built software and data analytics applications specifically designed for the property and casualty insurance ecosystem. We utilize Exzeo's internally developed software technologies to identify profitable underwriting opportunities, drive efficiency in claim processing and settlements, and streamline operations across our insurance operations and other insurance-related businesses.

We also provide attorney-in-fact (“AIF”) services for reciprocal insurance exchanges owned by their policyholders. Although we do not have any equity interest in the reciprocal insurance exchanges, we are required to consolidate them as their primary beneficiary. In addition, we have a commercial real estate group primarily engaged in developing and operating commercial properties for investment purposes or our own use.

HCI Group, Inc.’s common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “HCI.” Exzeo completed its initial public offering in November of 2025 and is currently listed on the NYSE under the symbol “XZO.” As of June 30, 2026, HCI Group, Inc. owned approximately 83.1% of Exzeo’s outstanding shares of common stock, inclusive of unvested restricted stock.

We identify our segments based on the manner in which our Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions regarding the allocation of resources. We have five reportable segments: Insurance Operations, Exzeo, Reciprocal Exchange Operations, Real Estate, and Corporate and Other. Due to their economic characteristics, our property and casualty insurance and reinsurance operations, excluding the insurance operations under Reciprocal Exchange Operations, are grouped together into one reportable segment under Insurance Operations. The Exzeo segment represents Exzeo’s operations related to insurance technology and operations solutions for property and casualty insurance carriers. The Reciprocal Exchange Operations segment represents the insurance operations of consolidated reciprocal insurance exchanges owned by their policyholders. The Real Estate segment represents the operations of our commercial real estate group primarily engaged in developing and operating commercial properties for investment purposes or our own use. The Corporate and Other segment represents the activities of the holding companies and any other operations that do not meet the quantitative and qualitative thresholds for a reportable segment. The determination of segments may change over time due to changes in operational emphasis, revenue, and results of operations. Refer to Note 13 “Segment Information” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

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

Seasonality of Our Business

Our insurance business is seasonal as hurricanes and tropical storms affecting Florida and other southeastern states typically occur during the period from June 1st through November 30th of each year. Winter storms in the northeast usually occur during the period between December 1st and March 31st of each year. Also, our reinsurance treaty year is typically effective on June 1st of each year and any variation in the cost of our reinsurance, whether due to changes in reinsurance rates, coverage levels or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning on June 1st of each year.

RECENT EVENTS

In March 2026, Fortex Reinsurance SPC, Ltd. (“Fortex”), our wholly-owned Cayman Islands domiciled captive reinsurance subsidiary, received its license to operate as a Class B insurer in the Cayman Islands. Fortex will allow us additional flexibility to selectively retain risk and reduce the cost of third-party reinsurance. Fortex is regulated by the Cayman Islands Monetary Authority.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts or as otherwise indicated):

	Three Months Ended		Six Months Ended
	June 30,		June 30,		QTD	YTD
	2026	2025	2026	2025	Change*	Change*
Revenue
Gross premiums earned	$320,824	$302,628	$647,030	$603,011	$18,196	$44,019
Premiums ceded	(101,812)	(102,522)	(205,867)	(202,157)	710	(3,710)
Net premiums earned	219,012	200,106	441,163	400,854	18,906	40,309
Net investment income	18,890	16,445	36,191	30,196	2,445	5,995
Net realized investment gains	1,222	155	1,756	1,322	1,067	434
Net unrealized investment gains (losses)	743	1,180	(955)	(726)	(437)	(229)
Policy fee income	1,651	1,467	3,227	3,696	184	(469)
Other	5,135	2,567	8,153	3,011	2,568	5,142
Total revenue	246,653	221,920	489,535	438,353	24,733	51,182
Expenses
Losses and loss adjustment expenses	71,076	64,457	136,676	123,748	6,619	12,928
Policy acquisition and other underwriting expenses	32,346	30,551	64,116	57,838	1,795	6,278
General and administrative personnel expenses	23,948	19,985	46,301	40,468	3,963	5,833
Interest expense	1,084	3,744	2,007	7,128	(2,660)	(5,121)
Other operating expenses	7,226	8,791	14,078	14,440	(1,565)	(362)
Total expenses	135,680	127,528	263,178	243,622	8,152	19,556
Income before income taxes	110,973	94,392	226,357	194,731	16,581	31,626
Income tax expense	28,073	24,113	58,414	50,222	3,960	8,192
Net income	82,900	70,279	167,943	144,509	12,621	23,434
Net income attributable to noncontrolling interests	(9,103)	(4,119)	(20,739)	(8,665)	(4,984)	(12,074)
Net income after noncontrolling interests	$73,797	$66,160	$147,204	$135,844	$7,637	$11,360
Ratios to Net Premiums Earned:
Loss Ratio	32.5%	32.2%	31.0%	30.9%	0.3%	0.1%
Expense Ratio	29.0%	29.7%	28.2%	28.1%	(0.7)%	0.1%
Combined Ratio	61.5%	61.9%	59.2%	59.0%	(0.4)%	0.2%
Ratios to Gross Premiums Earned:
Loss Ratio	22.2%	21.3%	21.1%	20.5%	0.9%	0.6%
Expense Ratio	19.8%	19.6%	19.2%	18.7%	0.2%	0.5%
Combined Ratio	42.0%	40.9%	40.3%	39.2%	1.1%	1.1%
Earnings Per Share:
Basic	$5.78	$5.57	$11.39	$12.00	$0.21	$(0.61)
Diluted	$5.60	$5.18	$11.05	$10.57	$0.42	$0.48
* QTD - Quarter-to-Date; YTD - Year-to-Date

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Gross Premiums Earned increased primarily due to a higher volume of policies in force as a result of the addition of policies assumed from Citizens during the first and fourth quarters of 2025 while average premium per policy remained relatively consistent.

For the three months ended June 30, 2026, gross premiums earned were $287.2 million from Insurance Operations and $35.6 million from Reciprocal Exchange Operations. For the three months ended June 30, 2025, gross premiums earned were $282.3 million from Insurance Operations and $21.6 million from Reciprocal Exchange Operations.

Premiums Ceded represented 31.7% and 33.9% of gross premiums earned during the three months ended June 30, 2026 and 2025, respectively.

Our premiums ceded represent costs of reinsurance (i) to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts, (ii) to provide additional loss coverage on a high-value individual risk basis through facultative reinsurance, or (iii) to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Under contracts in effect prior to June 1, 2025, reinsurance costs could be adjusted by retrospective provisions under reinsurance contracts. There were no adjustments to premiums ceded related to retrospective provisions for the three months ended June 30, 2026 and 2025.

Net Premiums Earned represent gross premiums earned less premiums ceded.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Net Premiums Written	$280,533	$254,023
Increase in Unearned Premiums	(61,521)	(53,917)
Net Premiums Earned	$219,012	$200,106

Net premiums written represent premiums charged on policies issued during the period less any applicable reinsurance costs and increased primarily due to a higher volume of policies in force while average premium per policy remained relatively consistent. We had approximately 290,100 policies in force as of June 30, 2026 compared to approximately 270,100 policies in force as of June 30, 2025.

Net Investment Income increased primarily as a result of an increase in our invested assets.

Other Revenue increased primarily as a result of the addition of new insurance carrier customers to Exzeo’s insurance technology platform.

Losses and Loss Adjustment Expenses increased primarily due to a higher volume of policies in force. The gross loss ratio for the three months ended June 30, 2026 was 22.2% compared to 21.3% for the three months ended June 30, 2025. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. The overall increase was primarily due to a higher volume of premiums in force in the comparative periods.

General and Administrative Personnel Expenses include salaries, wages, payroll taxes, stock-based and other incentive compensation expenses, and employee benefit costs. Factors such as merit increases, changes in headcount, and periodic restricted stock grants, among others, cause fluctuations in this expense. In addition, our personnel expenses are decreased by the capitalization of payroll costs related to projects to develop software for internal use and the payroll costs associated with the processing and settlement of certain catastrophe claims which are recoverable from reinsurers under reinsurance contracts. The quarter-over-quarter increase was driven by additional personnel, annual merit increases, stock-based compensation, and lower reinsurance recoveries related to claims processing for catastrophes.

Interest Expense decreased primarily as a result of the conversion of approximately $172.5 million of 4.75% convertible senior notes, which also resulted in a $1.1 million debt conversion expense included in other operating expenses, during the second quarter of 2025.

Income Tax Expense increased primarily as a result of an increase in income before income taxes. The effective tax rate for the three months ended June 30, 2026 and 2025 was 25.3% and 25.5%, respectively, and each rate represented the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

Net Income Attributable to Noncontrolling Interests increased primarily as a result of an increase in net income generated by Reciprocal Insurance Exchange Operations as well as the dilution of HCI Group, Inc.’s ownership of Exzeo as a result of Exzeo’s initial public offering in November 2025.

Ratios

The gross loss ratio, gross expense ratio, and net combined ratio each remained relatively consistent for the three months ended June 30, 2026 and 2025.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Gross Premiums Earned increased primarily due to a higher volume of policies in force as a result of the addition of policies assumed from Citizens during the first and fourth quarters of 2025 while average premium per policy remained relatively consistent.

For the six months ended June 30, 2026, gross premiums earned were $578.3 million from Insurance Operations and $72.1 million from Reciprocal Exchange Operations. For the six months ended June 30, 2025, gross premiums earned were $564.4 million from Insurance Operations and $41.1 million from Reciprocal Exchange Operations.

Premiums Ceded represented 31.8% and 33.5% of gross premiums earned during the six months ended June 30, 2026 and 2025, respectively.

There were no adjustments to premiums ceded related to retrospective provisions for the six months ended June 30, 2026 and 2025.

Net Premiums Earned represent gross premiums earned less premiums ceded.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net Premiums Written	$457,170	$443,634
Increase in Unearned Premiums	(16,007)	(42,780)
Net Premiums Earned	$441,163	$400,854

Net premiums written increased primarily due to a higher volume of policies in force while average premium per policy remained relatively consistent.

Net Investment Income increased primarily as a result of an increase in our invested assets.

Other Revenue increased primarily as a result of the addition of new insurance carrier customers to Exzeo’s insurance technology platform.

Losses and Loss Adjustment Expenses increased primarily due to a higher volume of policies in force. The gross loss ratio for the six months ended June 30, 2026 was 21.1% compared to 20.5% for the six months ended June 30, 2025. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses increased primarily due to a higher volume of premiums in force in the comparative periods.

General and Administrative Personnel Expenses increased due to additional personnel, annual merit increases, stock-based compensation, and lower reinsurance recoveries related to claims processing for catastrophes.

Interest Expense decreased primarily as a result of the conversion of approximately $172.5 million of 4.75% convertible senior notes, which also resulted in a $1.1 million debt conversion expense included in other operating expenses, during the second quarter of 2025.

Income Tax Expense increased primarily as a result of an increase in income before income taxes. The effective tax rate for the six months ended June 30, 2026 and 2025 was 25.8% for each period and each rate represented the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

Net Income Attributable to Noncontrolling Interests increased primarily as a result of an increase in net income generated by Reciprocal Insurance Exchange Operations as well as the dilution of HCI Group, Inc.’s ownership of Exzeo as a result of Exzeo’s initial public offering in November 2025.

Ratios

The gross loss ratio, gross expense ratio, and net combined ratio each remained relatively consistent for the six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, we have $872.3 million of cash and cash equivalents. We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest and principal on our debt, dividends, and to fund operating expenses and real estate acquisitions. From time to time, our use of funds may also include repurchases of shares of our common stock or other strategic initiatives.

Revolving Credit Facility

As of June 30, 2026, we had an outstanding balance of $36.0 million under a senior secured revolving credit facility with Fifth Third Bank (“Revolving Credit Facility”). The Revolving Credit Facility currently provides borrowing capacity of up to $150.0 million and expires on November 5, 2030. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the one or three month Secured Overnight Financing Rate plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio, with interest payments due in arrears on January 1, April 1, July 1, and October 1.

As of June 30, 2026, we were in compliance with all required covenants and had an available borrowing capacity of $114.0 million.

Long-Term Debt

The following table summarizes the principal and interest payment obligations of our long-term debt as of June 30, 2026 (principal in thousands):

					June 30,
Debt Description	Issued	Maturity	Interest Rate	Payment Date	2026
4.55% Promissory Note	7/6/2018	8/1/2036	4.55%	Monthly	$3,973
5.50% Promissory Note	6/26/2023	7/1/2033	5.50%	Monthly	11,292
5.65% Promissory Note	7/24/2025	8/1/2035	5.65%	Monthly	16,736
Total principal amount					$32,001

There were no significant changes in long-term debt during the six months ended June 30, 2026.

At-The-Market Facility

On January 22, 2024, we implemented an “at-the-market” facility (the “ATM Facility”) which gives us the ability to raise up to $75.0 million through the issuance of new shares of common stock through a sales agent (the “Sales Agent”). We have no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of June 30, 2026 the remaining availability under the ATM Facility was $75.0 million.

Share Repurchase Program

In March 2026, our Board of Directors authorized a program to repurchase up to $80.0 million, excluding commissions and other costs, of shares of our common stock through February 27, 2027 (the “Share Repurchase Program”). The Share Repurchase Program permits us to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The Share Repurchase Program does not obligate us to repurchase a specific number of shares of common stock, and may be canceled or suspended at any time without notice.

During the three and six months ended June 30, 2026, we repurchased 363,538 and 473,609 shares of common stock for $57.0 million and $74.5 million, respectively, excluding commissions and other costs, under the Share Repurchase Program. As of June 30, 2026, we may repurchase up to $5.5 million, excluding commissions and other costs, of shares of our common stock under the Share Repurchase Program.

On July 17, 2026, we completed the Share Repurchase Program with a total 504,330 shares of common stock repurchased for $80.0 million, excluding commissions and other costs.

Exzeo Share Repurchase Program

In May 2026, Exzeo’s Board of Directors authorized a program to repurchase up to $12.0 million, excluding commissions and other costs, of shares of Exzeo’s common stock (the “Exzeo Share Repurchase Program”). The Exzeo Share Repurchase Program permits Exzeo to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The Exzeo Share Repurchase Program does not obligate Exzeo to repurchase a specific number of shares of common stock, and may be canceled or suspended at any time without notice.

During the three and six months ended June 30, 2026, Exzeo repurchased 726,828 shares of its common stock for $10.0 million, excluding commissions and other costs, under the Exzeo Share Repurchase Program. As of June 30, 2026, Exzeo may repurchase up to $2.0 million, excluding commissions and other costs, of shares of its common stock under the Exzeo Share Repurchase Program.

On July 8, 2026, Exzeo completed the Exzeo Share Repurchase Program with a total 834,250 shares of common stock repurchased for $12.0 million, excluding commissions and other costs.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and available-for-sale fixed-maturity and equity securities.

As of June 30, 2026, we had $1.2 billion of available-for-sale fixed-maturity and equity investments, which are carried at fair value, and our available-for-sale fixed-maturity securities had a weighted-average duration of 4.6 years. Changes in the general interest rate environment affect the returns available on new available-for-sale fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing available-for-sale fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new available-for-sale fixed-maturity investments but increases the market value of existing available-for-sale fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

Limited Partnership Investments

As of June 30, 2026, we had $16.4 million of limited partnership investments consisting of six private equity funds managed by their general partners. Withdrawals from limited partnership investments are generally not permitted and distributions occur when the underlying investments of the limited partnership investments are liquidated. Additionally, two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. As of June 30, 2026, there were unexpired capital commitments of $3.8 million.

Real Estate Investments

Real estate investments have long been a significant component of our overall investment portfolio. It diversifies our portfolio and helps offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investments portfolio should an opportunity arise.

Dividends

On July 1, 2026, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on September 18, 2026 to stockholders of record on August 21, 2026.

Sources and Uses of Cash

The following table is a summary of our cash flow activity for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$273,927	$307,005	$(33,078)
Net cash (used in) provided by investing activities	(500,388)	120,019	(620,407)
Net cash used in financing activities	(110,520)	(12,268)	(98,252)
Effect of exchange rate changes on cash	(179)	(45)	(134)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(337,160)	$414,711	$(751,871)

Cash Flows for the Six Months Ended June 30, 2026

Net cash provided by operating activities consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $34.2 million, partially offset by cash disbursed for operating expenses, losses and loss adjustment expenses, and interest payments.

Net cash used in investing activities consisted primarily of $547.8 million of purchases of available-for-sale fixed-maturity and equity securities, partially offset by $38.8 million of proceeds from sales of available-for-sale fixed-maturity and equity securities and $8.5 million of proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities.

Net cash used in financing activities consisted primarily of $74.5 million of repurchases of common stock, $11.3 million of payments for deposit accounting assets, $11.2 million of net share settlements, $10.3 million of common stock dividends, and $10.0 million of repurchases of noncontrolling interests. These cash outflows were partially offset by $6.8 million of net subscriber surplus contributions.

Cash Flows for the Six Months Ended June 30, 2025

Net cash provided by operating activities consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $59.4 million, partially offset by cash disbursed for operating expenses, losses and loss adjustment expenses, and interest payments.

Net cash provided by investing activities consisted primarily of $263.6 million of proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities and $25.0 million proceeds from sales of available-for-sale fixed-maturity and equity securities, partially offset by $159.9 million of purchases of available-for-sale fixed-maturity and equity securities and $8.9 million of purchases of real estate investments.

Net cash used in financing activities consisted primarily of $8.9 million of common stock dividends, net repayment of our Revolving Credit Facility of $4.0 million, and an induced debt conversion payment of $1.1 million, partially offset by net subscriber surplus contributions of $2.7 million.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2026, we had unexpired capital commitments for limited partnerships investments of $3.8 million as described above. We do not have any other arrangements giving rise to material obligations not reported in our consolidated balance sheets as described in Item 303 of SEC Regulation S-K.

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

Our accounting policies and estimates and their related risks that we consider to be critical are more fully described in our 2025 Annual Report. During the six months ended June 30, 2026, there have been no material changes with respect to any of our critical accounting policies and estimates.

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

The IBNR represents our estimate of the ultimate cost of all claims that have occurred but have not been reported to us, and in some cases may not yet be known to the insured, and future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. As of June 30, 2026, $506.9 million of the total $559.0 million of Reserves was attributable to our estimate of IBNR. The remaining $52.1 million related to known cases which have been reported but not yet fully settled and represents our best estimate of the cost to settle such claims. As of June 30, 2026, $42.6 million of the $52.1 million in reserves for known cases related to claims incurred during prior years.

Our Reserves decreased from $576.5 million as of December 31, 2025 to $559.0 million as of June 30, 2026. The $17.5 million decrease was comprised of (i) reductions in our non-catastrophe Reserves of $54.4 million for 2025 and prior loss years; (ii) reductions in our catastrophe Reserves of $46.5 million primarily related to Hurricane Ian, Hurricane Helene, and Hurricane Milton; and (iii) partially offset by $83.4 million in reserves established for the 2026 loss year. The Reserves established for 2026 claims were primarily driven by IBNR as of June 30, 2026. The decrease of $100.9 million related to our 2025 and prior loss-years reserves was due to settlement of such claims.

Based on all information known to us, we believe our Reserves as of June 30, 2026 are adequate to cover our claims for losses incurred, including losses not yet reported to us. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures not yet identified. We review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation, and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the Reserves. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 “Recent Accounting Pronouncements” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information about recent accounting pronouncements and adoptions.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026, our investment portfolio included available-for-sale fixed-maturity and equity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by an investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

Interest Rate Risk

Our available-for-sale fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage this risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our available-for-sale fixed-maturity securities as of June 30, 2026 (dollar amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$954,004	$(137,037)	-13%
200 basis point increase	996,973	(94,068)	-9%
100 basis point increase	1,042,652	(48,389)	-4%
100 basis point decrease	1,142,140	51,099	5%
200 basis point decrease	1,195,949	104,908	10%
300 basis point decrease	1,252,469	161,428	15%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our available-for-sale fixed-maturity securities. We mitigate this risk by investing primarily in investment grade available-for-sale fixed-maturity securities, diversifying our portfolio to avoid concentrations by issuer or business sector, and continually monitoring individual securities for declines in credit quality. While we emphasize credit quality in our investment selection process, significant downturns in the markets or general economy may impact the credit quality of our portfolio.

The following table presents the composition of our available-for-sale fixed-maturity securities, by rating, as of June 30, 2026 (dollar amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Credit Rating	Cost	Cost	Fair Value	Fair Value
AAA	$2,566	0%	$2,571	0%
AA+, AA, AA-	839,857	76%	829,061	76%
A+, A, A-	68,750	6%	68,162	6%
BBB+, BBB, BBB-	179,107	17%	177,969	17%
BB+, BB, BB-	1,300	0%	1,248	0%
B+, B, B-	2,537	0%	2,379	0%
Not Rated	9,661	1%	9,651	1%
Available-for-sale fixed-maturity securities	$1,103,778	100%	$1,091,041	100%

Equity Price Risk

As of June 30, 2026, our equity investment portfolio included common stocks, perpetual preferred stocks, mutual funds, and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities as of June 30, 2026 (dollar amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$4,459	8%
Consumer	4,458	8%
Technology	3,634	6%
Communications	2,717	5%
Other (1)	3,110	5%
	18,378	32%
Mutual funds and exchange-traded funds by type:
Debt	31,123	52%
Equity	3,735	6%
Alternative	5,802	10%
	40,660	68%
Equity securities	$59,038	100%

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

As of June 30, 2026, we did not have any material exposure to foreign currency related risk.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we generally withhold shares of our common stock to satisfy our employees’ payroll tax liabilities associated with the vesting of restricted stock awards issued under our share-based compensation plan.

During the three months ended June 30, 2026, we repurchased shares of our common stock as follows (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs (a)	or Programs (a)
April 30, 2026	129,364	$154.60	129,364	$42,502
May 31, 2026	199,400	$155.76	129,211	$22,516
June 30, 2026	105,226	$161.84	104,963	$5,534
	433,990	$156.89	363,538
(a)
On March 3, 2026, we announced our Board of Directors authorized a program which permits us to repurchase up to $80.0 million, excluding commissions and other costs, of shares of our common stock through February 27, 2027. On July 17, 2026, the Share Repurchase Program was completed with a total 504,330 shares of common stock repurchased for $80.0 million, excluding commissions and other costs.

Working Capital Restrictions and Other Limitations on the Payment of Dividends

We are not subject to working capital restrictions or other limitations on the payment of dividends. However, our insurance subsidiaries are subject to restrictions on the dividends and other distributions they may pay. Those restrictions could impact our ability to pay dividends in the future.

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

During the six months ended June 30, 2026, our insurance subsidiaries made cash distributions of $77.5 million to HCI Group, Inc.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.3*

Reimbursement Contract effective June 1, 2026 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

10.4*#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2026 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.

10.5*#	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2026 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.

10.6*#

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2026 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.

10.7*#

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2026 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.

10.8*	Reimbursement Contract effective June 1, 2026 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

10.9*#

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange and Tailrow Insurance Exchange and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.

10.10*#	Facultative Excess of Loss Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.

10.11*#

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange and Tailrow Insurance Exchange and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.

10.12*#

Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange and Tailrow Insurance Exchange and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.

10.13*#

Reinstatement Premium Protection Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange and Tailrow Insurance Exchange and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.

10.14*

Reimbursement Contract effective June 1, 2026 between Condo Owners Reciprocal Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

10.15*	Reimbursement Contract effective June 1, 2026 between Tailrow Insurance Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.

10.19#	First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.25	8/8/2025

10.20#	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.26	8/8/2025

10.21#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.27	8/8/2025

10.22#	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.28	8/8/2025

10.23#	Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.29	8/8/2025

10.24#	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.30	8/8/2025

10.25#	First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.31	8/8/2025

10.26#	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.32	8/8/2025

10.27#	Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.33	8/8/2025

10.28#	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.34	8/8/2025

10.29#	Sixth Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.35	8/8/2025

10.30#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.36	8/8/2025

10.31#	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.37	8/8/2025

10.32#	Reinstatement Premium Protection Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.38	8/8/2025

10.33#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.39	8/8/2025

10.34	Equity Distribution Agreement between HCI Group, Inc., Truist Securities, Inc. and Citizens JMP Securities, LLC.	S-3	1.2	1/22/2024

10.35	Amended and Restated Common Stock Purchase Warrant between HCI Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.17	1/22/2024

10.36	Registration Rights Agreement between HCI Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.18	1/22/2024

10.37	Stock Redemption Agreement between TypTap Insurance Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.19	1/22/2024

10.38	Assumption Agreement between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation.	8-K	99.1	10/2/2023

10.39	Assumption Agreement between TypTap Insurance Company and Citizens Property Insurance Corporation.	8-K	99.1	11/6/2023

10.40#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.46	8/8/2025

10.41#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.47	8/8/2025

10.42^	Exzeo Group, Inc. 2021 Equity Incentive Plan	8-K	10.5	3/1/2021

10.43^	Form of Restricted Stock Award Agreement of TypTap Insurance Group, Inc.	8-K	10.6	3/1/2021

10.44^	Stock Option Agreement between Paresh Patel and TypTap Insurance Group, Inc. dated October 1, 2021.	8-K	99.1	10/7/2021

10.45^	Exzeo Group, Inc. 2021 Omnibus Incentive Plan.	8-K	99.2	10/7/2021

10.46^	Form of Stock Option Award under the Exzeo Group, Inc. under the 2021 Omnibus Plan	S-1	10.17	9/25/2025

10.47^	Form of Restricted Stock Award Agreement of Exzeo Group, Inc. under the 2021 Omnibus Plan	S-1	10.18	9/25/2025

10.48^	Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated September 15, 2023.	10-Q	10.54	11/8/2023

10.49^	Form of executive restricted stock award contract.	10-Q	10.57	5/1/2014

10.50#	Facultative Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.59	8/8/2025

10.51	Amended and Restated Credit Agreement, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.1	6/8/2023

10.52	Security and Pledge Agreement dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank	8-K	99.2	6/8/2023

10.53	Revolving Credit Promissory Note, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank	8-K	99.3	6/8/20223

10.54	Second Amended and Restated Credit Agreement, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank	8-K	99.1	11/9/2023

10.55	Second Amended and Restated Security and Pledge Agreement, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.2	11/9/2023

10.56	Renewed, Amended and Restated Revolving Credit Promissory Note, dated November 3, 2023 between HCI Group, Inc. and Fifth Third Bank	8-K	99.3	11/9/2023

10.57^	Executive Employment Agreement between Paresh Patel and HCI Group, Inc. dated April 17, 2024.	8-K	99.1	4/23/2024

10.58^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated April 17, 2024.	8-K	99.2	4/23/2024

10.59^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020.	8-K	99.1	1/23/2020

10.60^	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020.	8-K	99.2	1/23/2020

10.61	Reimbursement Contract effective June 1, 2025 between Condo Owners Reciprocal Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.107	8/8/2025

10.62	Reimbursement Contract effective June 1, 2025 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.108	8/8/2025

10.63	Reimbursement Contract effective June 1, 2025 between Tailrow Insurance Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.109	8/8/2025

10.64	Reimbursement Contract effective June 1, 2025 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.110	8/8/2025

10.65	Property Quota Share Reinsurance Contract effective December 31, 2020 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company.	10-K	10.124	3/10/2022

10.66	Renewal Rights Agreement effective January 18, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.	10-K	10.125	3/10/2022

10.67	Property Quota Share Reinsurance Contract effective June 1, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company.	10-K	10.126	3/10/2022

10.68	Renewal Rights Agreement effective December 30, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.	10-K	10.127	3/10/2022

10.69	Property Quota Share Reinsurance Contract effective December 31, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company.	10-K	10.128	3/10/2022

10.70	Property Quota Share Reinsurance Contract effective June 1, 2022 issued to United Property and Casualty Insurance Company by TypTap Insurance Company.	10-Q	10.129	8/9/2022

10.71^	Exzeo Group Inc. 2025 Omnibus Incentive Plan.	S-1/A	10.19	10/16/2025

10.72^	Form of Stock Option Award under the 2025 Omnibus Plan.	S-1/A	10.20	10/16/2025

10.73^	Form of Restricted Stock Award Agreement under the 2025 Omnibus Plan.	S-1/A	10.21	10/16/2025

10.74^	Employment Agreement, dated December 9, 2025, by and between Exzeo Group, Inc. and Paresh S. Patel	8-K	99.1	12/23/2025

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
^	Management contract or compensatory plan.
#

Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv) because it is immaterial and would be competitively harmful if publicly disclosed. Information that has been omitted is indicated with brackets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCI Group, Inc.

Date: August 7, 2026	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)